Form 10-Q
period 2010-06-30
Hudson Pacific Properties, Inc.
filed 2010-08-12
CIK 1482512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                     to

Commission File Number 001-34789

Hudson Pacific Properties, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	27-1430478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11601 Wilshire Blvd., Suite 1600 Los Angeles, California	90025 (Zip Code)
(Address of principal executive offices)

(310) 445-5700
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer   ☐          Non-accelerated filer  ☒    Smaller reporting  company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The number of shares of common stock outstanding at August 10, 2010 was 22,211,799.

Hudson Pacific Properties, Inc.

FORM 10-Q

June 30, 2010

		Page

PART I – FINANCIAL INFORMATION

	Unaudited Consolidated Balance Sheets for the Hudson Pacific Properties, Inc. of June 30, 2010 and December 31, 2009	3

	Unaudited Consolidated Statements of Operations for the Hudson Pacific Properties, Inc. for the three months ended June 30, 2010 and the six months ended June 30, 2009	4

	Unaudited Consolidated Statements of Cash Flows for the Hudson Pacific Properties, Inc. for the six months ended June 30, 2010 and 2009	5

	Notes to unaudited Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4.	Controls and Procedures	28

PART II – OTHER INFORMATION		28

ITEM 1.	Legal Proceedings	28

ITEM 1A.	Risk Factors	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 6.	Exhibits	29

Signatures		30

Exhibit 31.1

Exhibit 31.2

Exhibit 32

HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands except share data)

	June 30, 2010	December 31, 2009
ASSETS
REAL ESTATE ASSETS
Land	$204,213	$193,042
Land improvements	10,537	10,220
Building and improvements	259,294	196,495
Tenant improvements	19,113	14,344
Furniture and fixtures	11,248	11,097
Property under development	4,973	4,148

Total real estate held for investment	509,378	429,346
Accumulated depreciation and amortization	(21,442)	(16,868)

Total investment in real estate, net	487,936	412,478
Cash and cash equivalents	84,509	4,217
Restricted cash	2,320	3,709
Accounts receivable, net of allowance of $216 and $308	1,724	1,273
Straight-line rent receivables	4,279	2,935
Lease intangibles, net	22,288	15,028
Goodwill	8,754	-
Prepaid expenses and other assets	9,970	8,594

TOTAL ASSETS	$621,780	$448,234

LIABILITIES AND EQUITY
Notes payable	$94,020	$189,518
Accounts payable and accrued liabilities	5,860	6,026
Below-market leases	12,259	11,636
Security deposits	3,976	2,939
Prepaid rent	9,706	11,102
Interest rate contracts	78	425

TOTAL LIABILITIES	125,899	221,646

6.25% Series A Cumulative Redeemable Preferred units of the Operating Partnership	12,475	-

EQUITY
Members’ equity	-	223,240
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value 490,000,000 authorized, 22,211,799 outstanding at June 30, 2010	222	-
Additional paid-in capital	419,014	-
Accumulated deficit	(2,177)	-

Total Hudson Pacific Properties, Inc. stockholders’ equity	417,059	-

Non-controlling interests:
Members in consolidated real estate entities	-	3,348
Unitholders in the Operating Partnership	66,347	-

	66,347	3,348

TOTAL EQUITY	483,406	226,588

TOTAL LIABILITIES AND EQUITY	$621,780	$448,234

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Office
Rental	$3,285	$2,591	$6,265	$5,449
Tenant recoveries	374	397	785	939
Other	79	50	160	113

Total office revenues	3,738	3,038	7,210	6,501

Media & Entertainment
Rental	4,944	4,990	10,229	10,389
Tenant recoveries	449	455	816	877
Other property-related revenue	1,949	2,330	3,800	4,559
Other	7	15	13	39

Total media & entertainment revenues	7,349	7,790	14,858	15,864

Total revenues	11,087	10,828	22,068	22,365

Operating Expenses
Office operating expenses	1,639	1,485	2,837	2,788
Media & entertainment operating expenses	4,719	4,610	9,249	9,358
General and administrative	-	-	-	-
Depreciation and amortization	2,955	2,688	5,668	5,605

Total operating expenses	9,313	8,783	17,754	17,751

Income from operations	1,774	2,045	4,314	4,614

Other Expense (Income)
Interest expense	2,331	2,181	4,413	4,471
Interest income	(3)	(2)	(6)	(5)
Unrealized gain of interest rate contracts	(140)	(96)	(347)	(104)
Acquisition-related expenses	2,433	-	2,433	-
Other expense	-	33	-	123

	4,621	2,116	6,493	4,485

Net income (loss) before non-controlling interests	(2,847)	(71)	(2,179)	129

Less: Net dividends attributable to preferred non-controlling partnership interest	(4)	-	(4)	-
Less: Net income attributable to restricted shares	-	-	-	-
Add: Net (income) loss attributable to non-controlling members in consolidated real estate entities	32	3	29	(8)
Add: Net loss attributable to Unitholders in the Operating Partnership	256	-	256	-

Income (loss) attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling member’s equity	$(2,563)	$(68)	$(1,898)	$121

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,179)	$129
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,668	5,605
Amortization of deferred financing costs	661	772
Straight-line rent receivables	(1,344)	745
Amortization of above-market leases	242	352
Amortization of below-market leases	(440)	(682)
Bad debt expense	(101)	42
Unrealized gain on interest rate contract	(347)	(104)
Other non-cash losses	-	103
Change in operating assets and liabilities:
Restricted cash	1,389	(517)
Accounts receivable	78	(439)
Prepaid expenses and other assets	608	(1,547)
Accounts payable and accrued liabilities	(1,538)	(1,290)
Security deposits	710	129
Prepaid rent	(1,724)	(2,245)

Net cash provided by operating activities	1,683	1,053

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(5,737)	(5,814)
Purchase of properties	(7,177)	-

Net cash used in investing activities	(12,914)	(5,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	5,671	237
Payments of notes payable	(158,189)	-
Proceeds from issuance of common stock, net of certain transaction costs, of $6,935	225,786	-
Proceeds from private placement of common stock	20,000	-
Acquisition of non-controlling members interest	(828)	-
Contributions by members	3,645	2,609
Distribution to members	(1,624)	-
Payment of loan costs	(2,938)	-

Net cash provided by financing activities	91,523	2,846

Net increase (decrease) in cash and cash equivalents	80,292	(1,915)

Cash and cash equivalents-beginning of period	4,217	6,187

Cash and cash equivalents-end of period	$84,509	$4,272

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$4,117	$4,278

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited and in thousands, except share data)

1.	Organization and Basis of Presentation

Hudson Pacific Properties, Inc. (which may be referred to in these financial statements as the “Company,” “we,” “us,” and “our”) is a Maryland corporation formed on November 9, 2009 that did not have any meaningful operating activity until the consummation of our initial public offering and the related acquisition of our predecessor and certain other entities in June 2010.

We combined with our predecessor and Howard Street Associates LLC and acquired certain other entities simultaneously with the closing of our initial public offering on June 29, 2010 (“IPO”). On June 29, 2010, we completed the following transactions (which are also more fully discussed in footnote 9., below):

•	In our IPO we issued a total of 14,720,000 shares of our common stock in exchange for gross proceeds of approximately $250.2 million in cash.

•	In our private placement we issued a total of 1,176,471 share of our common stock in exchange for gross proceeds of $20.0 million in cash.

•

In our formation transactions, we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $246.3 million in indebtedness, the payment of $7.2 million in cash, and the issuance of 2,610,941 common units of our operating partnership, 499,014 series A preferred units of our operating partnership and 6,050,037 million shares of our common stock.

•	We entered into a $200.0 million senior secured revolving credit facility, with an accordion feature to increase the availability to $250.0 million under specified circumstances.

Because these transactions did not occur until shortly before June 30, 2010, the financial condition and results of operations for the entities acquired by our predecessor in connection with the IPO and related formation transactions are only included in certain historical financial statements. More specifically, our financial condition as of December 31, 2009 and results of operations for the three- and six-month periods ending June 30, 2009 reflect the financial condition and operating results for the combined predecessor entities consisting of HFOP City Plaza, LLC (asset owning entity of City Plaza), Sunset Bronson Entertainment Properties, LLC (asset owning entity of Sunset Bronson media and entertainment campus), SGS Realty II, LLC (asset owning entity of Sunset Gower media and entertainment campus and the Technicolor building), in addition to Howard Street Associates LLC (the asset-owning entity of 875 Howard Street). Our financial condition as of June 30, 2010 and results of operations for the three- and six-month periods ending June 30, 2010 reflect the financial condition of the aforementioned predecessor entities, together with the entities we acquired at the time of IPO, namely, Glenborough Tierrasanta, LLC (asset-owning entity of Tierrasanta), GLB Encino, LLC (asset-owning entity of First Financial) and Hudson Capital, LLC, in each case from the date of their acquisition.

We have determined that one of the entities comprising our predecessor, SGS Realty II, LLC, is the acquirer for accounting purposes. In addition, we have concluded that any interests contributed by the controlling member of the other entities comprising our predecessor and Howard Street Associates, LLC is a transaction between entities under common control. As a result, the contribution of interests in each of these entities has been recorded at historical cost and our historical financial statements have been retroactively restated to reflect the results of our predecessor and Howard Street Associates, LLC. The consideration we paid in connection with the contribution of the ownership of these entities to us is described in the third bullet point appearing above.

After the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred shortly before the conclusion of the period covered by these financial statements, we are a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and studio properties. As of June 30, 2010, we owned a portfolio of five office properties and two media and entertainment properties. All of these properties are located in California. We expect to qualify as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2010.

The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (GAAP) for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amounts of revenue and expenses. Such estimates include the value of real estate assets, accounts receivable, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets and volatility in equity prices, among other things, have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2010. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our June 23, 2010 Prospectus, which contains the latest available audited combined financial statements of our predecessor and notes thereto, which are as of and for the year ended December 31, 2009.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated/combined financial statements of the Company are prepared in accordance with GAAP. The effect of all significant intercompany balances and transactions has been eliminated. The real estate entities included in the accompanying combined financial statements have been combined on the basis that, for the periods prior to the completion of the offering, such entities were under common control.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Investment in Real Estate Properties

The properties are carried at cost less accumulated depreciation and amortization. The Company allocates the cost of an acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with GAAP. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Acquisition-related expenses are expensed in the period incurred.

The Company records acquired “above and below” market leases at fair value using discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred.

The Company computes depreciation using the straight-line method over the estimated useful lives of a range of 39 years for building and improvements, 15 years for land improvements, 5 or 7 years for furniture and fixtures and equipment, and over the life of the lease for tenant improvements. Depreciation is discontinued when a property is identified as held for sale. Above and below market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if any. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term and bargain renewal periods, if any.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the three and six months ended June 30, 2010 or 2009.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks plus all short term investments with a maturity of three months or less when purchased.

The Company maintains some of its cash in bank deposit accounts that, at times, may exceed the federally insured limit. No losses have been experienced related to such accounts.

Restricted Cash

Restricted cash consists of amounts held by lenders to provide for future real estate taxes and insurance expenditures, repairs and capital improvements reserves, general and other reserves and security deposits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At June 30, 2010 and December 31, 2009, management believes that the collectability of straight-line rent balances are reasonably assured; accordingly, no allowance was established against straight-line rent receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations.

Revenue Recognition

The Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases, the Company recognizes revenue upon acquisition of the asset, provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

Certain leases provide for additional rents contingent upon a percentage of the tenant’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds. Such revenue is recognized only after the contingency has been removed (when the related thresholds are achieved), which may result in the recognition of rental revenue in periods subsequent to when such payments are received.

Other property related revenue is revenue that is derived from the tenants’ use of lighting, equipment rental, parking, power, HVAC and telecommunications (phone and internet). Other property related revenue is recognized when these items are provided.

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

The Company recognizes gains on sales of properties upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when (i) the collectability of the sales price is reasonably assured, (ii) the Company is not obligated to perform significant activities after the sale, (iii) the initial investment from the buyer is sufficient and (iv) other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition have been met.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the respective loan.

Derivative Financial Instruments

The Company manages interest rate risk associated with borrowings by entering into interest rate derivative contracts. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value and the changes in fair value are reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income, which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company held one interest rate contract instrument at December 31, 2009. The Company did not use hedge accounting for this instrument. The Company held one interest rate swap at June 30, 2010, which has been accounted for as a cash flow hedge as more fully described in footnote 6 below.

Stock Based Compensation

ASC Topic 718, Compensation—Stock Compensation (referred to as ASC Topic 718 and formerly known as FASB 123R, requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC Topic 718. Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

Income Taxes

The Company’s taxable income prior to the completion of the IPO is reportable by its members. Our project owning entities subsidiaries are limited liability companies and are treated as pass-through entities for income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying combined financial statements for the activities of these entities.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (IRC) commencing with our initial taxable year. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the IRC relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the IRC, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

The Company is subject to the statutory requirements of the state in which it conducts business.

Fair Value of Assets and Liabilities

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This update provides amendments to the Accounting Standard Codification (“ASC”) for the fair value measurement of liabilities. In circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets, or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. These amendments to the ASC are effective upon issuance and did not have a significant impact on the combined financial statements of the Company.

The Company’s interest rate contract and interest rate cap agreements are classified as Level 2 and their fair value is derived from estimated values obtained from the counterparties based on observable market data for similar instruments.

Unrealized gains associated with Level 2 liabilities were $140 and $347 for the three and six months ended June 30, 2010, respectively. Unrealized gains associated with Level 2 liabilities were $96 and $104 for the three and six months ended June 30, 2009, respectively.

3.	Investment in Real Estate

As described above, we acquired GLB Encino, LLC, Glenborough Tierrasanta, LLC, and Hudson Capital, LLC as part of the offering for approximately $89.0 million. The results of operations for each of the acquired entities are included in our consolidated statements of operations only from the date of acquisition. We acquired these entities on June 29, 2010, and as such, the following table represents our preliminary purchase price allocation.

	GLB Encino, LLC and Glenborough Tierrasanta, LLC	Hudson Capital, LLC	Total
Consideration paid
Issuance of common shares or common operating partnership units	$3,019	$9,000	$12,019
Issuance of preferred operating partnership units	12,475	—	12,475
Cash consideration	7,200	—	7,200
Debt assumed	57,300	—	57,300

Total consideration paid	$79,994	$9,000	$88,994

Allocation of consideration paid
Investment in real estate, net	$72,978	$255	$73,233
Lease intangibles, net	6,570	—	6,570
Goodwill	—	8,754	8,754
Leasing costs	1,940	—	1,940
Fair market favorable debt value	280	—	280
Below- market leases	(1,062)	—	(1,062)
Other liabilities assumed, net	(712)	(9)	(721)

Total consideration paid	$79,994	$9,000	$88,994

The table below shows the pro forma financial information (unaudited) for the six months ended June 30, 2010 and 2009 as if the properties had been acquired as of January 1, 2010 and 2009.

	Six Months Ended June, 30
	2010	2009
	(amounts in thousands)

Total revenues	$27,952	$28,307

Net income	$9,171	$9,237

4.	Lease Intangibles

The following summarizes our acquired lease intangibles as of:

	June 30, 2010	December 31, 2009

Above-market leases	$5,737	$3,111
Lease in-place	16,351	12,406
Other lease intangibles	6,613	4,673

	28,701	20,190
Accumulated amortization	(6,413)	(5,162)

Acquired lease intangible assets, net	$22,288	$15,028

Below-market leases	$15,232	$14,169
Accumulated accretion	(2,973)	(2,533)

Acquired lease intangible liabilities, net	$12,259	$11,636

5.	Notes Payable

Senior Secured Revolving Credit Facility

In conjunction with our IPO and formation transactions, we entered into a $200.0 million secured revolving credit facility with a group of lenders for which an affiliate of Barclays Capital Inc. acts as administrative agent and joint lead arranger and affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated act as syndication agent and joint lead arranger. The credit facility bears interest at a rate per annum equal to LIBOR plus 325 basis points to 400 basis points, depending on our leverage ratio, provided that LIBOR is subject to a floor of 1.50%. The secured revolving credit facility contains an accordion feature that allows us to increase the availability by $50.0 million, to $250.0 million, under specified circumstances.

The amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraisal value of our properties that form the borrowing base of the facility and a minimum implied debt service coverage ratio. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:

•	a maximum leverage ratio (defined as consolidated total indebtedness to total asset value) of 0.60:1.00;
•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes; depreciation and amortization to consolidated fixed charges) of 1.75:1.00;
•	a maximum consolidated floating rate debt ratio (defined as consolidated floating rate indebtedness to total asset value) of 0.25:1.00;
•

a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility but including unsecured lines of credit to total asset value) of 0.15:1.00; and

•	a minimum tangible net worth equal to at least 85% of our tangible net worth at the closing of this offering plus 75% of the net proceeds of any additional equity issuances.

The following table sets forth information as of June 30, 2010 with respect to our outstanding indebtedness. The $115.0 million note secured by the Sunset Gower property and $37.5 million note secured by the 875 Howard Street property summarized below were repaid from proceeds of the IPO prior to June 30, 2010. Approximately $77.0 million is available to us under the secured credit facility.

Debt	Outstanding June 30, 2010	Outstanding December 31, 2009	Interest Rate (1)	Maturity Date
Mortgage loan secured by Sunset Bronson	$37,000	$37,000	LIBOR+3.65%	04/30/11
Mortgage loan secured by First Financial	43,000	-	5.34%	12/01/11
Mortgage loan secured by Tierrasanta	14,300	-	5.62%	12/01/11
Mortgage loan secured by Sunset Gower	-	115,000	LIBOR+2.75%	03/14/10
Construction loan secured by 875 Howard Street	-	37,518	LIBOR+1.75%	02/13/11
Secured Revolving Credit Facility	-	-	LIBOR+3.25%-4.00%	06/29/13

Subtotal	$94,300	$189,518
Unamortized Loan Premium (2)	(280)	-

Total	$94,020	$189,518

(1)	Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. The indebtedness encumbering the Sunset Bronson property is floating rate indebtedness, subject to a collar on the LIBOR portion of the interest rate of not less than 2.55% and no greater than 3.87% until June 1, 2010. Its interest rate above is calculated based on one-month LIBOR of 2.55%, which exceeded the one-month LIBOR as of June 30, 2010 of 0.25%. From and after June 1, 2010, the applicable interest rate must be at least 5.90% per annum, unless a hedge agreement is entered into in connection with the extension of the loan. A new secured interest rate contract with respect to this loan went effective upon the closing of the IPO and related formation transaction on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%.
(2)	Represents non cash mark-to-market adjustment on fixed rate debt associated with the First Financial and Tierrasanta loans.

6.	Interest Rate Contracts

The indebtedness encumbering the Sunset Gower property and Technicolor Building until its repayment on June 29, 2010 in connection with the IPO and related formation transactions, was subject to an interest rate contract, effective as of September 15, 2008, capping one-month LIBOR at 4.75% on the notional amount and on terms identical to the principal amount and terms of the mortgage loan. That interest rate contract expired on September 15, 2009. Another interest rate contract capping one-month LIBOR at 4.75% on the notional amount and on terms identical to the principal amount and terms of the mortgage loan was purchased and went effective September 15, 2009 and covered the period through March 15, 2010. The fair market value of that interest rate cap agreement at June 30, 2010 (having expired on March 15, 2010) and December 31, 2009 was $0.

The indebtedness encumbering the Sunset Bronson property was subject to a collar on the LIBOR portion of the interest rate of not less than 2.55% and no greater than 3.87% until June 1, 2010. From and after June 1, 2010, the applicable interest rate became 5.90% per annum, until a new secured interest rate contract went effective upon the closing of the IPO and related formation transaction on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%. The interest rate contract for Sunset Bronson fixes one-month LIBOR on the full $37.0 million notional loan amount through April 30, 2011 on terms identical to the terms of the mortgage loan. The fair market value of these interest contracts at June 30, 2010 and December 31, 2009 was $78 and $425 liability position, respectively.

7.	Future Minimum Base Rents and Lease Payments

Future Minimum Rents

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2010 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at June 30, 2010 are as follows for the years/periods ended December 31. The table does not include rents under leases at our media and entertainment properties with terms of one year or less.

2010 (six months ending December 31, 2010)	$8,962
2011	21,356
2012	20,344
2013	19,374
2014	17,178
2015	16,763
Thereafter	51,723

Total future minimum rents	$155,700

Future Minimum Lease Payments

In conjunction with the acquisition of the Sunset Gower Property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement for a portion of the land with an unrelated party. Commencing September 1, 2007, the monthly rent increased to $15, whereas the monthly rent totaled $14 at the time of acquisition. The rental rate is subject to adjustment in September 2011 and every seven years thereafter. The following table provides information with respect to our commitments at June 30, 2010 under that ground lease agreement.

2010 (six months ending December 31, 2010)	$91
2011	181
2012	181
2013	181
2014	181
2015	181
Thereafter	8,018

Total future minimum lease payments	$9,014

8.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for notes payable are estimates based on rates currently prevailing for similar instruments of similar maturities. The estimated fair values of interest-rate contract/cap arrangements were derived from estimated values obtained from the counterparties based on observable market data for similar instruments.

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Notes payable	$94,020	$93,535	$189,518	$188,389
Interest rate contracts	(78)	(78)	(425)	(425)

	$93,942	$93,457	$189,093	$187,964

9.	Equity

Non-controlling Interests

Non-controlling common partnership interests in our operating partnership relate to interests in the partnership that are not owned by us. Non-controlling interests consisted of 2,610,941 common operating partnership units and represented approximately 10.5% of our operating partnership at June 30, 2010. Units in our operating partnership and shares of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Non-controlling series A preferred partnership interests in our operating partnership relate to 499,014 series A preferred units in the partnership that are not owned by us. These series A preferred partnership units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and are convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, in each case after an initial holding period of not less than three years from the consummation of this offering. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.-Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

The table below represent our condensed consolidated statements of equity and non-controlling Series A preferred partnership interests:

	Hudson Pacific Properties Equity
	Common Shares	Stock Amount	Additional Paid in Capital	Accumulated Deficit	Non- controlling Interests – Unitholders in the Operating Partnership	Members’ Equity	Non- controlling Interests – Members in consolidated real estate entities	Total	Non-controlling Interests – Series A Cumulative Redeemable Preferred Units

Balance, January 1, 2010	-	$-	$-	$-	$-	$223,240	$3,348	$226,588	$-
Contributions	-	-	-	-	-	3,645	-	3,645	-
Distributions	-	-	-	-	-	(1,624)	-	(1,624)	-
Proceeds from sale of common stock, net of Underwriter’s discount	14,720,000	147	232,574	-	-	-	-	232,721	-
Proceeds from private placement	1,176,471	12	19,988	-	-	-	-	20,000	-
Issuance of restricted stock	265,291	2	(2)	-	-	-	-	-	-
Shares repurchased	-	-	(1)	-	-	-	-	(1)	-
Issuance of Series A Cumulative Redeemable Preferred Units for acquisition of properties	-	-	-	-	-	-	-	-	12,475
Issuance of common units for acquisition of properties	-	-	-	-	12,019	-	-	12,019	-
Transaction related costs	-	-	(6,935)	-	-	-	-	(6,935)	-
Acquisition of non-controlling members interest	-	-	-	-	-	-	(828)	(828)	-
Net Income	-	-	-	(2,177)	(256)	283	(29)	(2,179)	-
Exchange of Member’s equity for common stock and units	6,050,037	61	173,390	-	54,584	(225,544)	(2,491)	-	-

Balance, June 30, 2010	22,211,799	$222	$419,014	$(2,177)	$66,347	$-	$-	$483,406	$12,475

Dividends

We have not declared a quarterly dividend for the second three months of 2010.

Taxability of Dividends

Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

Stock-Based Compensation

In connection with entering into the employment arrangements effective as of closing of the IPO, Messrs. Coleman, Stern, Lammas, Barton, Shimoda, and certain non-executive employees and directors were granted 265,309 restricted shares of our common stock at our initial offering price of $17.00 per restricted share resulting in $4.5 million total compensation expense. These restricted stock awards will vest in three equal, annual installments on each of the first three anniversaries of the date of the IPO, subject to the executive’s continued employment. We will recognize compensation expense for these shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant. None of the restricted shares were vested at June 30, 2010.

10.	Related Party Transactions

Until the IPO and related formation transactions, the media and entertainment properties owned by our predecessor were managed by Hudson Studios Management, LLC and our City Plaza office property was managed by Hudson OP Management, LLC, both of which were affiliates of our predecessor.

Upon acquisition of the Sunset Gower property, the Sunset Gower property owning subsidiary entered into a five year management agreement with Hudson Studios Management, LLC, an affiliate of our predecessor, to pay a monthly management fee equal to $54 for the first 24 months of the term and $42 for the remaining 36 months. For the six months ended June 30, 2010 and 2009, management fees of approximately $250 and $325, respectively, had been incurred. In addition, Hudson Studios Management, LLC was entitled to a construction management fee of $300 plus 5% of the hard costs in association with other future developments. As of June 30, 2010 and December 31, 2009, $300 of construction management fees had been capitalized to construction in progress.

Upon acquisition of the Sunset Bronson property, the Sunset Bronson property owning subsidiary entered into an agreement with Hudson Studios Management, LLC to pay a management fee equal to $33 per month through December 31, 2009 and $25 per month thereafter for the remaining five-year term. For the six months ended June 30, 2010 and 2009, approximately $150 and $200, respectively, of management fees had been incurred.

Upon acquisition of the City Plaza Property, the City Plaza property owning subsidiary entered into an agreement with Hudson OP Management, LLC to pay a management fee equal to $10 per month. For the six months ended June 30, 2010 and 2009, approximately $60 of management fees had been incurred.

In connection with the IPO and the formation transactions, Hudson Capital, LLC, the Farallon Funds and certain other contributors advanced or incurred an aggregate of approximately $2.6 million in organizational and other similar expenses. These funds were advanced or incurred with the understanding that they would be repaid out of the proceeds of the completed public offering. Accordingly, upon consummation of the IPO, we repaid approximately $0.6 million of such advances to Hudson Capital, LLC and approximately $1.7 million of such advances to the Farallon Funds. The remaining approximately $0.3 million of such advances were repaid to unaffiliated third parties.

11.	Commitments and Contingencies

Legal

We are subject to certain legal proceedings and claims arising in connection with our business. We believe, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on our combined results of operations, financial position, or cash flows.

Commitments

We have entered into a definitive agreement to acquire the Del Amo Office property and its related ground sublease from the current ground tenant for a purchase price of $27.5 million (before closing costs and prorations). The acquisition is subject to closing conditions, including consent to the assignment of the ground sublease.

On December 1, 2008, we entered into an agreement with a third party manager relating to our City Plaza property. The term renews automatically for successive six month terms unless terminated by either party to the agreement. The City Plaza manager earns either the greater of $4 per month or 1.25% of gross income, as defined in that agreement, collected from the City Plaza property for the preceding month. The agreement also provides for a construction management fee to be based upon an incremental scale, as defined in the agreement.

As of the completion of the IPO and consummation of the formation transactions, we entered into an agreement with a third party manager relating to our 875 Howard Street property, pursuant to which we will pay a 3.00% commission on hard costs of first generation tenant improvements and a leasing commission equal to $2 per square foot of new space leased during the term of the agreement. This agreement terminates upon the earlier of two years or the date on which the property is 95% leased.

Concentrations of Credit Risk

All of our Properties are located in California which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio. Further, for the six months ended June 30, 2010, approximately 67% of our total revenues were derived from tenants in the media and entertainment industry which makes us particularly susceptible to demand for rental space in such industry. Consequently, we are subject to the risks associated with an investment in real estate with a concentration of tenants in those industries. For the six months ended June 30, 2010, the Technicolor lease accounted for approximately 14% of total revenues and the KTLA lease accounted for approximately 9% of total revenues.

The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. We continually monitor our tenants for potential credit losses. Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, prepaid rents and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions, including primarily U.S. banking institutions as well as a U.S. branch of a foreign bank. Accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 under the increased limit that the U.S. Congress has temporarily granted until December 31, 2013. We have not experienced any losses to date on our deposited cash. All of our deposits are maintained at banks with investment grade ratings as evaluated by the predominant rating agencies.

12.	Segment Reporting

Our reporting segments are based on our method of internal reporting, which classifies our operations into two reporting segments: (i) office properties and (ii) media and entertainment properties. The office properties reporting segment includes the City Plaza, Tierrasanta, First Financial and 875 Howard Street properties and the Technicolor Building, while the media and entertainment reporting segment includes the Sunset Gower property (including the 6060 Building), and the Sunset Bronson property. We evaluate performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Companies may calculate NOI in different manners. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of our properties. We define NOI as operating revenues (including rental revenues, other property related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes other property related expense, management fees and property-level general and administrative expenses). NOI excludes depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, and other non-operating items.

Summary information for the reportable segments follows for the six months ended June 30, 2010 is as follows:

	Office Properties	Media and Entertainment Properties	Total

Revenue	$7,210	$14,858	$22,068
Operating expenses	2,837	9,249	12,086

Net operating income	$4,373	$5,609	$9,982

Summary information for the reportable segments for the six months ended June 30, 2009 is as follows:

	Office Properties	Media and Entertainment Properties	Total

Revenue	6,501	15,864	22,365
Operating expenses	2,788	9,358	12,146

Net operating income	$3,713	$6,506	$10,219

The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	June 30, 2010	June 30, 2009

Net operating income	$9,982	$10,219
General and administrative	-	-
Depreciation and amortization	(5,668)	(5,605)
Interest income	6	5
Unrealized gain on interest rate contract	347	104
Interest expense	(4,413)	(4,471)
Acquisition-related expenses	(2,433)	-
Other expense	-	(123)

Net (loss) income	$(2,179)	$129

There were no intersegment sales or transfers during either of the six-month periods ended June 30, 2010 and 2009.

13.	Subsequent Events

We have entered into a purchase contract to acquire a ground lease and related improvements in Los Angeles, California for $15.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We make statements in this quarterly report that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in our markets;

•	general economic conditions;

•	defaults on, early terminations of or non-renewal of leases by tenants;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	lack or insufficient amounts of insurance;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	our failure to maintain our status as a REIT;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	financial market fluctuations;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	other factors affecting the real estate industry generally.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the Securities and Exchange Commission.

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the three and six months ended June 30, 2010, represents an update to the more detailed and comprehensive disclosures included in our June 23, 2010 Prospectus. Accordingly, you should read the following discussion in conjunction with the information included in our June 23, 2010 Prospectus as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the second quarter and beyond. See “Forward-Looking Statements.”

Overview

As indicated above, because the IPO and related formation transactions did not occur until shortly before June 30, 2010, the results of operations for the entities acquired in connection with the IPO and related formation transactions are only included in certain historical financial statements. More particularly, the results of operations discussed below for the three and six months ended June 30, 2010 reflect the operations of the three office properties and two media and entertainment properties owned by HFOP City Plaza, LLC, Sunset Bronson Entertainment Properties, LLC, SGS Realty II, LLC, and Howard Street Associates LLC, as applicable. The two office properties and certain management contracts owned by Glenborough Tierrasanta, LLC, GLB Encino, LLC and Hudson Capital, LLC, as applicable, were acquired on June 29, 2010 within the final two days of the three- and six-month periods ended June 30, 2010 discuss below.

The following table identifies each of the properties in our initial portfolio acquired through June 30, 2010 and their date of acquisition.

Acquired Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	02/15/2007	286,270
Sunset Gower	08/17/2007	543,709
Sunset Bronson	01/30/2008	313,723
Technicolor Building	06/01/2008	114,958
City Plaza	08/26/2008	333,922
First Financial	06/29/2010	222,413
Tierrasanta	06/29/2010	104,234

Total		1,919,239

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended June 30, 2010 (unaudited) to the three months ended June 30, 2009 (unaudited)

Revenue

Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries, and other revenue. Total office revenues increased $0.7 million, or 23%, to $3.7 million for the three months ended June 30, 2010 compared to $3.0 million for the three months ended June 30, 2009. The period over period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue.  Office rental revenue includes rental revenues from our office properties, percentage rent on retail space contained within those properties, and lease termination income. Total office rental revenue increased $0.7 million, or 27%, to $3.3 million for the three months ended June 30, 2010 compared to $2.6 million for the three months ended June 30, 2009. The increase in rental revenues was primarily due to an increase in average occupancy year-over-year for our office properties.

Office Tenant Recoveries.  Tenant recoveries remained relatively flat for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Office Other Revenue.  Other revenue remained relatively flat for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Total Media & Entertainment Revenue.  Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue, and other revenue. Total media and entertainment revenues decreased $0.4 million, or 6%, to $7.3 million for the three months ended June 30, 2010 compared to $7.8 million for the three months ended June 30, 2009. The period over period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue.  Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue remained relatively flat for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Media & Entertainment Tenant Recoveries.  Tenant recoveries remained relatively flat for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Media & Entertainment Other Property-Related Revenue.  Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue decreased $0.4 million, or 16%, to $1.9 million for the three months ended June 30, 2010 compared to $2.3 million for the three months ended June 30, 2009. The decrease in other property-related revenue was primarily due to a decrease in lighting equipment rental revenue and power and HVAC revenue relating to lower production activity for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Operating Expenses

Total Operating Expenses.  Total operating expenses consist of property operating expenses, as well as property level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $0.5 million, or 6%, to $9.3 million for the three months ended June 30, 2010 compared to $8.8 million for the three months ended June 30, 2009. This increase in total operating expenses is attributable primarily to the factors discussed below.

Office Operating Expenses.  Office operating expenses increased $0.2 million or 10%, to $1.6 million for the three months ended June 30, 2010 compared to $1.5 million for the three months ended June 30, 2009. This increase is attributable to increase in average occupancy year-over-year for our office properties.

Media & Entertainment Operating Expenses.  Media and entertainment operating expenses remained relatively flat for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

General and Administrative Expenses.  General and administrative expenses includes wages and salaries for certain property-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. Since the IPO, private placement, and formation transactions did not occur until the final two days of the three months ended June 30, 2010, general and administrative expenses presented do not reflect the expenses expected to be incurred over a full three-month period of operations.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.3 million, or 10%, to $3.0 million for the three months ended June 30, 2010 compared to $2.7 million for the three months ended June 30, 2009. The increase was primarily due to the depreciation of tenant improvements associated with improved occupancy during the three months ended June 30, 2010 at our City Plaza property and depreciation of our 875 Howard Street property following completion of construction activity, in both cases compared to the same period in the prior year.

Other Expense (Income)

Interest Expense.  Interest expense remained relatively flat for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Unrealized Gain on Interest Rate Contracts.  Unrealized gain on interest rate contracts remained relatively flat for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Acquisition-related expenses.  Acquisition-related expenses increased $2.4 million to $2.4 million for the three months ended June 30, 2010, with no comparable expenses for the three months ended June 30, 2009. The increase was due to one-time transactional costs relating to our acquisition of properties in connection with our IPO and related formation transactions.

Net Income

Net loss for the three months ended June 30, 2010 was $2.8 million compared to net loss of $0.1 million for the three months ended June 30, 2009. The decrease was primarily due to lower other property-related revenue at our media and entertainment properties, one-time transactional costs relating to our IPO and related formation transactions, and higher depreciation and amortization expense, partially offset by higher office rental revenue, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, as described above.

Comparison of the six months ended June 30, 2010 (unaudited) to the six months ended June 30, 200 (unaudited)

Revenue

Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries, and other revenue. Total office revenues increased $0.7 million, or 11%, to $7.2 million for the six months ended June 30, 2010 compared to $6.5 million for the six months ended June 30, 2009. The period over period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue.  Office rental revenue includes rental revenues from our office properties, percentage rent on retail space contained within those properties, and lease termination income. Total office rental revenue increased $0.8 million, or 15%, to $6.3 million for the six months ended June 30, 2010 compared to $5.4 million for the six months ended June 30, 2009. The increase in rental revenues was primarily due to an increase in average occupancy year-over-year for our office properties.

Office Tenant Recoveries.  Tenant recoveries remained relatively flat for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Office Other Revenue.  Other revenue remained relatively flat for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Total Media & Entertainment Revenue.  Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue, and other revenue. Total media and entertainment revenues decreased $1.0 million, or 6%, to $14.9 million for the six months ended June 30, 2010 compared to $15.9 million for the six months ended June 30, 2009. The period over period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue.  Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue remained relatively flat for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Media & Entertainment Tenant Recoveries.  Tenant recoveries remained relatively flat for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Media & Entertainment Other Property-Related Revenue.  Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue decreased $0.8 million, or 17%, to $3.8 million for the six months ended June 30, 2010 compared to $4.6 million for the six months ended June 30, 2009. The decrease in other property-related revenue was primarily due to a decrease in lighting equipment rental revenue and power and HVAC revenue relating to lower production activity for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Operating Expenses

Total Operating Expenses.  Total operating expenses consist of property operating expenses, as well as property level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses remained flat for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Changes in total operating expenses are attributable primarily to the factors discussed below.

Office Operating Expenses.  Office operating expenses were relatively flat for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Media & Entertainment Operating Expenses.  Media and entertainment operating expenses were relatively flat for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

General and Administrative Expenses.  General and administrative expenses includes wages and salaries for certain property-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. Since the IPO, private placement, and formation transactions did not occur until the final two days of the six months ended June 30, 2010, general and administrative expenses presented do not reflect the expenses expected to be incurred over a full six-month period of operations.

Depreciation and Amortization.  Depreciation expense was relatively flat for six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Other Expense (Income)

Interest Expense.  Interest expense was relatively flat for six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Unrealized Gain on Interest Rate Contracts.  Unrealized gain on interest rate contracts increased by $0.2 million, or 234%, to $0.3 million for the six months ended June 30, 2010 compared to $0.1 million the six months ended June 30, 2009.

Acquisition-related expenses.  Acquisition-related expenses increased $2.4 million to $2.4 million for the six months ended June 30, 2010, with no comparable expenses for the six months ended June 30, 2009. The increase was primarily due to one-time transactional costs relating to our IPO and related formation transactions for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Net Income

Net loss for the six months ended June 30, 2010 was $2.2 million compared to net income of $0.1 million of net income for the six months ended June 30, 2009. The decrease was due to lower other property-related revenue at our media and entertainment properties and one-time transactional costs relating to our acquisition of properties in connection with our IPO and related formation transactions, partially offset by higher office rental revenue, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, as described above.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Our ratio of debt to total market capitalization is approximately 20.0% (counting series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units, plus the book value of our total consolidated indebtedness. We had approximately $84.5 million of cash and cash equivalents at June 30, 2010. In addition, the lead arrangers for our secured credit facility have secured commitments that will allow borrowings of up to $200 million, of which approximately $77 million is available to us. We intend to use the secured credit facility, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, the proceeds from our initial public offering and, if necessary, by drawing upon our secured credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our secured credit facility pending permanent financing.

We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company.

Cash Flows

Comparison of six months ended June 30, 2010 to six months ended June 30, 2009

Cash and cash equivalents were $84.5 million and $4.2 million at June 30, 2010 and 2009, respectively.

Net cash provided by operating activities increased by $0.6 million to $1.7 million for the six months ended June 30, 2010 compared to $1.1 million provided by operating activities for the six months ended June 30, 2009. The decrease was primarily due to the increase in net loss for the six months ended June 30, 2010 compared to net income for the six months ended June 30, 2009 due primarily to higher acquisition-related expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 relating to one-time transactional costs relating to our acquisition of properties in connection with our IPO and related formation transactions.

Net cash used in investing activities increased $7.1 million to $12.9 million for the six months ended June 30, 2010 compared to $5.8 million for six months ended June 30, 2009. The increase was primarily due to an increase in investments in real estate, primarily as a result of the purchase of certain ownership interests in properties contributed in connection with our IPO and related formation transactions.

Net cash provided by financing activities increased $88.7 million to $91.5 million for the six months ended June 30, 2010 compared to $2.8 million for the six months ended June 30, 2009. The increase was due to the contribution of proceeds from the issuance of common stock in connection with our IPO and private placement, which was partially offset by the repayment of certain indebtedness in connection with the related formation transactions.

Significant Indebtedness

Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness and other obligations. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

We have approximately $94.0 million of outstanding consolidated indebtedness, of which $37.0 million, or 39.3%, is variable rate debt, subject to an interest rate swap on the LIBOR portion of the interest rate to a fixed rate of 0.75%.

The following table sets forth information as of June 30, 2010 (unaudited) with respect to our outstanding indebtedness.

Debt	Outstanding June 30, 2010	Interest Rate (1)	Annual Debt Service	Maturity Date	Balance at Maturity
Mortgage loan secured by Sunset Bronson	$37,000	LIBOR+3.65%	$1,651	04/30/11	$37,000
Mortgage loan secured by First Financial	43,000	5.34%	$2,328	12/01/11	$43,000
Mortgage loan secured by Tierrasanta	14,300	5.62%	$815	12/01/11	$14,300
Secured Revolving Credit Facility	-	LIBOR+3.25%-4.00%	-	06/29/13	-

Subtotal	$94,300
Unamortized Loan Premium (2)	(280)

Total	$94,020

(1)	Interest rates with respect to indebtedness are calculated on the basis of a 360 day year for the actual days elapsed. The indebtedness encumbering the Sunset Bronson property is floating rate indebtedness, subject to a secured interest rate contract that went effective upon the closing of the IPO and related formation transaction on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%.
(2)	Represents non cash mark-to-market adjustment on fixed rate debt associated with office properties.

Contractual Obligations and Commitments

During the first six months of 2010, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our prospectus filed on June 23, 2010.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As more fully described in the interest rate risk section, we use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors.

As of June 30, 2010, we had an interest rate agreement with respect to our indebtedness on the Sunset Bronson property pursuant to which we swapped one-month LIBOR to a fixed rate of 0.75%, which effectively results in a 4.40% fixed rate on the Sunset Bronson loan.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

As of June 30, 2010, our total outstanding debt was approximately $94.0 million, which was comprised of $37.0 million of variable rate secured mortgage loans subject to the interest rate contract described above and $57.0 million of fixed rate secured mortgage loans. As of June 30, 2010, the fair value of our fixed rate secured mortgage loans was approximately $57.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2010, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 22 of our June 23, 2010 Prospectus. Please review the Risk Factors set forth in the June 23, 2010 Prospectus.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2010, in connection with our formation transactions and our IPO, we completed the following private placement transactions:

•	We issued a total of 1,176,471 shares of our common stock in exchange for gross proceeds of $20.0 million in cash.

•

In our formation transactions, in connection with the acquisition of certain assets of our predecessor and other entities, we issued 2,610,941 common units of our operating partnership, 499,014 series A preferred units of our operating partnership and 6,050,037 million shares of our common stock.

The issuances of such shares and units were effected in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act.

On June 29, 2010, we consummated the initial public offering of our common stock, $0.01 par value per share. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated acted as representatives of each of the underwriters and joint book-running managers, which included Wells Fargo Securities, LLC, BMO Capital Markets Corp. and KeyBanc Capital Markets Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-164916) on Form S-11 that was declared effective by the Securities and Exchange Commission on June 23, 2010. 16,640,000 shares of common stock registered under the Registration Statement were sold in the IPO and concurrent private placement at a price of $17.00 per share, generating total gross proceeds of $270.2 million, including proceeds from exercise of the underwriters’ overallotment option. Of the total, $217.6 million was from the public offering of common stock, $32.6 million was from the exercise of the overallotment option and $20.0 million was from a private placement investment by Victor J. Coleman, the Company’s Chairman and Chief Executive Officer, and certain investment funds affiliated with Farallon Capital Management, L.L.C.

The net proceeds to us were approximately $238.3 million (before cash prorations) after deducting an aggregate of $17.5 million in underwriting discounts and commissions and financial advisory fees paid to the underwriters and $14.4 million in other estimated expenses incurred in connection with the offering, including $3.8 million of capitalized cost relating to our credit facility. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. We invested the net proceeds of the IPO in accordance with our investment objectives and strategies, including the repayment of certain indebtedness, as described in the prospectus comprising a part of the Registration Statement referenced above, including:

•	$115.0 million to repay in full certain mortgage indebtedness secured by our Sunset Gower and Technicolor Building properties;

•	approximately $43.2 million to repay in full certain mortgage indebtedness secured by our 875 Howard Street property; and

•	approximately $7.2 million to acquire interests in the First Financial and Tierrasanta properties.

In addition, we intend to invest approximately $27.5 million to acquire the Del Amo Office property, as discussed in our Registration Statement.

As of June 30, 2010, approximately $72.9 million (before cash prorations) remains for general working capital purposes, including funding future acquisitions, capital expenditures, tenant improvements, leasing commissions and potentially paying distributions.

There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.
Date: August 12, 2010	/s/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)