Form 10-Q
period 2010-09-30
Hudson Pacific Properties, Inc.
filed 2010-11-15
CIK 1482512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 001-34789

Hudson Pacific Properties, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	27-1430478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11601 Wilshire Blvd., Suite 1600 Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Class A common stock outstanding at November 15, 2010 was 22,217,096.

Hudson Pacific Properties, Inc.

FORM 10-Q

September 30, 2010

HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
REAL ESTATE ASSETS
Land	$204,213	193,042
Building and improvements	296,713	206,715
Tenant improvements	21,118	14,344
Furniture and fixtures	11,919	11,097
Property under development	6,071	4,148

Total real estate held for investment	540,034	429,346
Accumulated depreciation and amortization	(24,222)	(16,868)

Investment in real estate, net	515,812	412,478
Cash and cash equivalents	40,741	3,694
Restricted cash	2,217	4,231
Accounts receivable, net of allowance of $216 and $308	3,346	1,273
Straight-line rent receivables	5,745	2,935
Deferred leasing costs and lease intangibles, net	39,317	18,727
Deferred finance costs, net	3,532	668
Goodwill	8,754	—
Prepaid expenses and other assets	4,451	4,228

TOTAL ASSETS	$623,915	448,234

LIABILITIES AND EQUITY
Notes payable	$94,069	$189,518
Accounts payable and accrued liabilities	10,746	6,026
Below-market leases	12,014	11,636
Security deposits	4,275	2,939
Prepaid rent	8,839	11,102
Interest rate contracts	112	425

TOTAL LIABILITIES	130,055	221,646

6.25% Series A Cumulative Redeemable Preferred units of the Operating Partnership	12,670	—

EQUITY
Members’ equity	—	223,240
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value 490,000,000 authorized, 22,211,799 outstanding at September 30, 2010	222	—
Additional paid-in capital	416,624	—
Accumulated other comprehensive loss	(30)	—
Accumulated deficit	(1,948)	—

Total Hudson Pacific Properties, Inc. stockholders’ equity	414,868	223,240
Non-controlling interests:
Members in consolidated real estate entities	—	3,348
Unitholders in the Operating Partnership	66,322	—

	66,322	3,348

TOTAL EQUITY	481,190	226,588

TOTAL LIABILITIES AND EQUITY	$623,915	448,234

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Office
Rental	$6,521	$2,900	$12,786	8,349
Tenant recoveries	1,001	423	1,915	1,435
Other	97	131	125	152

Total office revenues	7,619	3,454	14,826	9,936

Media & Entertainment
Rental	5,246	4,915	15,453	15,300
Tenant recoveries	363	348	1,179	1,225
Other property-related revenue	4,194	2,824	7,996	7,402
Other	83	15	96	57

Total media & entertainment revenues	9,886	8,102	24,724	23,984

Total revenues	17,505	11,556	39,550	33,920

Operating Expenses
Office operating expenses	2,822	1,540	5,650	4,328
Media & entertainment operating expenses	5,959	5,093	15,194	14,451
General and administrative	2,379	—	2,379	—
Depreciation and amortization	4,317	2,729	9,985	8,334

Total operating expenses	15,477	9,362	33,208	27,113

Income from operations	2,028	2,194	6,342	6,807

Other Expense (Income)
Interest expense	1,784	2,231	6,196	6,702
Interest income	(31)	(4)	(37)	(9)
Unrealized (gain) of interest rate contracts	—	(104)	(347)	(208)
Acquisition-related expenses	256	—	2,689	—
Other expense	(8)	(26)	(8)	97

	2,001	2,097	8,493	6,582

Net income (loss)	27	97	(2,151)	225
Less: Net income attributable to preferred non-controlling partnership interest	(195)	—	(199)	—
Less: Net income attributable to restricted shares	(25)	—	(25)	—
Add: Net loss (income) attributable to non-controlling members in consolidated real estate entities	—	(2)	32	(4)
Add: Net loss attributable to Unitholders in the Operating Partnership	21	—	277	—

(Loss) income attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling member’ s equity	$(172)	$95	$(2,066)	$221
Net (loss) attributable to shareholders’ per share - basic and diluted	$(0.01)	—	—	—

Weighted average shares of common stock outstanding - basic and diluted	21,946,508	—	—	—

Dividends declared per common share	$0.0971	—	$0.0971	—

HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,151)	$225
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	9,985	8,334
Amortization of deferred financing costs	1,013	1,193
Amortization of stock based compensation	375	—
Straight-line rent receivables	(2,810)	(1,038)
Amortization of above-market leases	597	546
Amortization of below-market leases	(788)	(876)
Bad debt expense	—	70
Amortization of ground lease	15	—
Unrealized gain on interest rate contract	(347)	(208)
Loss on sale of asset	—	33
Change in operating assets and liabilities:
Restricted cash	2,014	(1,530)
Accounts receivable	(1,853)	(499)
Lease intangibles	(1,363)	(47)
Prepaid expenses and other assets	(285)	(1,811)
Accounts payable and accrued liabilities	857	(349)
Security deposits	753	702
Prepaid rent	(2,591)	(2,495)

Net cash provided by operating activities	3,421	2,250

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(7,479)	(10,142)
Purchase of properties	(49,188)	—
Proceeds from sale of equipment	—	30

Net cash used in investing activities	(56,667)	(10,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	5,268	1,437
Payments of notes payable	(157,786)	—
Proceeds from issuance of common stock, net of certain transaction costs, of $(7,169)	225,551	—
Proceeds from private placement of common stock	20,000	—
Acquisition of non-controlling members interest	(828)	—
Contributions by members	3,653	5,693
Distribution to members	(1,703)	(900)
Payment of loan costs	(3,862)	(476)

Net cash provided by financing activities	90,293	5,754

Net increase (decrease) in cash and cash equivalents	37,047	(2,108)

Cash and cash equivalents-beginning of period	3,694	5,813

Cash and cash equivalents-end of period	$40,741	$3,705

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$5,482	$6,157

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited and in thousands, except square footage and share data)

1. Organization and Basis of Presentation

Hudson Pacific Properties, Inc. (which is referred to in these financial statements as the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed on November 9, 2009 that did not have any meaningful operating activity until the consummation of our initial public offering and the related acquisition of our predecessor and certain other entities in June 2010.

We combined with our predecessor and Howard Street Associates LLC and acquired certain other entities simultaneously with the closing of our initial public offering on June 29, 2010 (“IPO”). On June 29, 2010, we completed the following transactions (which are also more fully discussed in footnote 9, below):

•	In our IPO we issued a total of 14,720,000 shares of our common stock in exchange for gross proceeds of approximately $250.2 million in cash.

•	In a concurrent private placement, we issued a total of 1,176,471 shares of our common stock in exchange for gross proceeds of $20.0 million in cash.

•

In our formation transactions, we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $246.3 million in indebtedness, the payment of $7.2 million in cash, and the issuance of 2,610,941 common units of partnership interest in our operating partnership, 499,014 series A preferred units of partnership interest in our operating partnership and 6,050,037 million shares of our common stock.

•	We entered into a $200.0 million senior secured revolving credit facility, with an accordion feature to increase the availability to $250.0 million under specified circumstances.

Because these transactions did not occur until shortly before June 30, 2010, the financial condition and results of operations for the entities acquired by our predecessor in connection with the IPO and related formation transactions are only included in certain historical financial statements. More specifically, our financial condition as of December 31, 2009 and results of operations for the nine-month period ending September 30, 2009 reflect the financial condition and operating results for the combined predecessor entities consisting of HFOP City Plaza, LLC (asset owning entity of City Plaza), Sunset Bronson Entertainment Properties, LLC (asset owning entity of Sunset Bronson media and entertainment property), SGS Realty II, LLC (asset owning entity of Sunset Gower media and entertainment property and the Technicolor building), in addition to Howard Street Associates LLC (the asset-owning entity of 875 Howard Street). Our financial condition as of September 30, 2010 and results of operations for the three- and nine-month periods ending September 30, 2010 reflect the financial condition of the aforementioned predecessor entities, together with the entities we acquired at the time of our IPO, namely, Glenborough Tierrasanta, LLC (asset-owning entity of Tierrasanta), GLB Encino, LLC (asset-owning entity of First Financial) and Hudson Capital, LLC, in each case from the date of their acquisition. Our financial condition as of September 30, 2010 and results of operations for the three- and nine-month periods ending September 30, 2010 also reflect the acquisitions the Del Amo Office property and 9300 Wilshire Boulevard office property, from the date of each such acquisition.

We have determined that one of the entities comprising our predecessor, SGS Realty II, LLC, is the acquirer for accounting purposes. In addition, we have concluded that any interests contributed by the controlling member of the other entities comprising our predecessor and Howard Street Associates, LLC is a transaction between entities under common control. As a result, the contribution of interests in each of these entities has been recorded at historical cost and our historical financial statements have been amended to reflect the results of our predecessor and Howard Street Associates, LLC. The consideration we paid in connection with the contribution of the ownership of these entities to us is described in the third bullet point appearing above.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

After the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred on June 29, 2010, we are a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of September 30, 2010, we owned a portfolio of seven office properties and two media and entertainment properties. All of these properties are located in California. We expect to qualify as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2010.

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2010. The consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our June 23, 2010 Prospectus, which contains the latest available audited combined financial statements of our predecessor and notes thereto, which are as of and for the year ended December 31, 2009. Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the three and nine months ended September 30, 2010 and 2009.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At September 30, 2010 and December 31, 2009, management believes that the collectability of straight-line rent balances are reasonably assured; accordingly, no allowance was established against straight-line rent receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations.

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

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

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

The Company held one interest rate contract instrument at December 31, 2009. The Company did not use hedge accounting for this instrument. The Company held one interest rate swap at September 30, 2010, which has been accounted for as a cash flow hedge as more fully described in footnote 6 below.

Stock Based Compensation

ASC Topic 718, Compensation—Stock Compensation (referred to as ASC Topic 718 and formerly known as FASB 123R), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC Topic 718. Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

Income Taxes

Our taxable income prior to the completion of our IPO is reportable by the members of the limited liability companies that comprise our predecessor. Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities for income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“IRC”) commencing with our initial taxable year. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the IRC relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the IRC, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

We have elected, together with one of our subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

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

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

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

Unrealized losses associated with Level 2 liabilities was $34 for the three months ended September 30, 2010. Unrealized gains associated with Level 2 liabilities was $347 for the nine months ended September 30, 2010. Unrealized gains associated with Level 2 liabilities were $104 and $208 for the three and nine months ended September 30, 2009, respectively. The unrealized loss associated with Level 2 liabilities for the three months ended September 30, 2010 relates to an interest rate swap which has been accounted for as a cash flow hedge, therefore changes in the fair value of that derivative are recognized in other comprehensive income, which is a component of equity.

3. Investment in Real Estate

As described above, we acquired GLB Encino, LLC, Glenborough Tierrasanta, LLC, and Hudson Capital, LLC as part of the formation transactions in connection with our IPO for approximately $89.0 million. The results of operations for each of the acquired entities are included in our consolidated statements of operations only from the date of acquisition. The following table represents our preliminary purchase price allocation for these acquisitions.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

	GLB Encino, LLC and Glenborough Tierrasanta, LLC	Hudson Capital, LLC	Total
Consideration paid
Issuance of common shares or common operating partnership units	$3,019	$9,000	$12,019
Issuance of preferred operating partnership units	12,475	—	12,475
Cash consideration	7,200	—	7,200
Debt assumed	57,300	—	57,300

Total consideration paid	$79,994	$9,000	$88,994

Allocation of consideration paid
Investment in real estate, net	$72,978	$255	$73,233
Lease intangibles, net	6,570	—	6,570
Goodwill	—	8,754	8,754
Leasing costs	1,940		1,940
Fair market favorable debt value	280		280
Below- market leases	(1,062)		(1,062)
Cash	—	23	23
Other liabilities assumed, net	(712)	(32)	(721)

Total consideration paid	$79,994	$9,000	$88,994

As described above, we acquired the Del Amo Office property and underlying ground sublease on August 16, 2010 and the 9300 Wilshire Boulevard office building and underlying ground lease on August 24, 2010. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition. The following table represents our preliminary purchase price allocation.

	Del Amo Office	9300 Wilshire	Total
Consideration paid
Cash consideration	$27,327	$14,684	$42,011

Total consideration paid	$27,327	$14,684	$42,011

Allocation of consideration paid
Investment in real estate, net	$18,000	$10,718	$28,718
Lease intangibles, net	2,118	677	2,795
Leasing costs	558	198	756
Below-market ground lease	4,198	2,822	7,020
Above-market leases	2,626	689	3,315
Below-market leases	—	(104)	(104)
Other liabilities acquired, net	(173)	(316)	(489)

Total consideration paid	$27,327	$14,684	$42,011

The table below shows the pro forma financial information (unaudited) for the nine months ended September 30, 2010 and 2009 as if all properties had been acquired as of January 1, 2010 and 2009.

	Nine Months Ended September, 30
	2010	2009
Total revenues	$49,621	$45,014

Net income	$2,061	$1,702

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

4. Lease Intangibles

The following summarizes our deferred leasing cost and lease intangibles as of:

	September 30, 2010	December 31, 2009
Above-market leases	$8,714	$3,111
Lease in-place	16,950	10,503
Below-market ground leases	7,020	—
Other lease intangibles	10,883	8,539
Lease commissions	6,048	4,571

	49,615	26,724
Accumulated amortization	(10,298)	(7,997)

Acquired lease intangible assets, net	$39,317	$18,727

Below-market leases	$15,335	14,169
Accumulated accretion	(3,321)	(2,533)

Acquired lease intangible liabilities, net	$12,014	11,636

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

•	a minimum tangible net worth equal to at least 85% of our tangible net worth at the closing of our IPO plus 75% of the net proceeds of any additional equity issuances.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

The following table sets forth information as of September 30, 2010 with respect to our outstanding indebtedness. The $115.0 million note secured by the Sunset Gower property and $37.5 million note secured by the 875 Howard Street property summarized below were repaid from proceeds of the IPO. Approximately $75.0 million is available to us under the secured credit facility.

Debt	Outstanding September 30, 2010	Outstanding December 31, 2009	Interest Rate (1)	Maturity Date
Mortgage loan secured by Sunset Bronson	$37,000	$37,000	LIBOR+3.65%	04/30/11
Mortgage loan secured by First Financial	43,000	—	5.34%	12/01/11
Mortgage loan secured by Tierrasanta	14,300	—	5.62%	12/01/11
Mortgage loan secured by Sunset Gower	—	115,000	LIBOR+2.75%	03/14/10
Construction loan secured by 875 Howard Street	—	37,518	LIBOR+1.75%	02/13/11
Secured Revolving Credit Facility	—	—	LIBOR+3.25%-4.00%	06/29/13

Subtotal	$94,300	$189,518
Unamortized Loan Premium (2)	(231)	—

Total	$94,069	$189,518

(1)	Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. The indebtedness encumbering the Sunset Bronson property is floating rate indebtedness. It was subject to a collar on the LIBOR portion of the interest rate of not less than 2.55% and no greater than 3.87% until September 1, 2010. From and after June 1, 2010, the applicable interest rate must be at least 5.90% per annum, unless a hedge agreement is entered into in connection with the extension of the loan. A new secured interest rate contract with respect to this loan went effective upon the closing of the IPO and related formation transaction on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%.
(2)	Represents non-cash mark-to-market adjustment on fixed rate debt associated with the First Financial and Tierrasanta loans.

6. Interest Rate Contracts

The indebtedness encumbering the Sunset Gower property and Technicolor Building until its repayment on June 29, 2010 in connection with the IPO and related formation transactions, was subject to an interest rate contract, effective as of September 15, 2008, capping one-month LIBOR at 4.75% on the notional amount and on terms identical to the principal amount and terms of the mortgage loan. That interest rate contract expired on September 15, 2009. Another interest rate contract capping one-month LIBOR at 4.75% on the notional amount and on terms identical to the principal amount and terms of the mortgage loan was purchased and went effective September 15, 2009 and covered the period through March 15, 2010. The fair market value of that interest rate cap agreement at September 30, 2010 (having expired on March 15, 2010) and December 31, 2009 was $0.

The indebtedness encumbering the Sunset Bronson property was subject to a collar on the LIBOR portion of the interest rate of not less than 2.55% and no greater than 3.87% until September 1, 2010. From and after June 1, 2010, the applicable interest rate became 5.90% per annum, until a new secured interest rate contract went effective upon the closing of the IPO and related formation transaction on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%. The interest rate contract for Sunset Bronson fixes one-month LIBOR on the full $37.0 million notional loan amount through April 30, 2011 on terms identical to the terms of the mortgage loan. The fair market value of these interest contracts at September 30, 2010 and December 31, 2009 was $112 and $425 liability position, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2010 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at September 30, 2010 are as follows for the years/periods ended December 31. The table does not include rents under leases at our media and entertainment properties with terms of one year or less.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

2010 (three months ending December 31, 2010)	$6,156
2011	26,312
2012	25,268
2013	24,365
2014	21,799
2015	21,223
Thereafter	65,512

Total future minimum rents	$190,635

Future Minimum Lease Payments

In conjunction with the acquisition of the Sunset Gower Property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) for a portion of the land with an unrelated party. Commencing September 1, 2007, the monthly rent increased to $15, whereas the monthly rent totaled $14 at the time of acquisition. The rental rate is subject to adjustment in September 2011 and every seven years thereafter. In conjunction with the acquisition of the Del Amo Office building, our subsidiary, Hudson Del Amo Office, LLC, assumed a ground sublease (expiring June 30, 2049) with an unrelated party. Rent under the ground sublease is $1.00 per year, with sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease. In conjunction with the acquisition of the 9300 Wilshire Boulevard building, our subsidiary, Hudson 9300 Wilshire, LLC, assumed a ground lease (expiring August 14, 2032) with an unrelated party. Minimum rent under the ground lease is $75 per year (additional rent under this lease of 6% of gross rentals less minimum rent, as defined in such lease, is not included in this amount).

The following table provides information regarding our future minimum lease payments at September 30, 2010 under these lease agreements.

2010 (three months ending December 31, 2010)	$64
2011	256
2012	256
2013	256
2014	256
2015	256
Thereafter	9,265

Total future minimum rents	$10,609

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

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$94,069	$93,971	$189,518	$188,389
Interest rate contracts	112	112	425	425

	$94,181	$94,083	$189,943	$188,814

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

9. Equity

Non-controlling Interests

Non-controlling common partnership interests in our operating partnership relate to interests in the partnership that are not owned by us. Non-controlling interests consisted of 2,610,941 common units of partnership interest in our operating partnership, or common units, and represented approximately 10.5% of our operating partnership at September 30, 2010. Common units and shares of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Non-controlling series A preferred partnership interests in our operating partnership relate to 499,014 series A preferred units of partnership interest our operating partnership, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and are convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, in each case after an initial holding period of not less than three years from the consummation of this offering. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.-Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

The table below represent our condensed consolidated statements of equity and non-controlling series A preferred partnership interests:

	Common Shares	Stock Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests — Unitholders in the Operating Partnership	Members’ real estate Equity	Non- controlling Interests — Members in consolidated entities	Total	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2010		$—	$—	$—		$—	$223,240	$3,348	$226,588	$—
Contributions			8				3,645		3,653
Distributions			(79)				(1,624)		(1,703)
Proceeds from sale of common stock, net of
Underwriter’s discount	14,720,000	147	232,574						232,721
Proceeds from private placement	1,176,471	12	19,988						20,000
Issuance of restricted stock	265,291	2	(2)
Shares repurchased			(1)						(1)
Issuance of Series A Cumulative Redeemable Preferred Units for acquisition of properties										12,475
Issuance of common units for acquisition of properties						12,019			12,019
Transaction related costs			(7,169)						(7,169)
Declared Dividend			(2,085)						(2,085)
Acquisition of non-controlling members Interest								(828)	(828)
Amortization of stock based compensation				375
Net income (loss)				(2,323)		(277)	283	(29)	(2,346)	195
Cash Flow Hedge Adjustment					(30)	(4)			(34)

Comprehensive Loss									(2,380)
Exchange of Member’s equity for common stock and units	6,050,037	61	173,390			54,584	(225,544)	(2,491)

Balance, September 30, 2010	22,211,799	$222	$416,624	$(1,948)	$(30)	$66,322	$—	$—	$481,190	$12,670

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

Dividends

During the third quarter for 2010, we declared two dividends on our common stock and non-controlling common partnership interests of $0.0021 per share and unit for the period from June 29, 2010, to June 30, 2010, and $0.095 per share and unit for the third quarter ending September 30, 2010. We also declared two dividends on our series A preferred partnership interests of $0.0086 per unit for the period from June 29, 2010, to June 30, 2010, and $0.3906 per unit for the third quarter ending September 30, 2010. The dividends were declared on September 22, 2010, to holders of record on September 30, 2010.

Taxability of Dividends

Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

Stock-Based Compensation

In connection with entering into the employment arrangements effective as of closing of the IPO, Messrs. Coleman, Stem, Lammas, Barton, Shimoda, and certain non-executive employees and directors were granted 265,309 restricted shares of our common stock at our initial offering price of $17.00 per restricted share resulting in $4.5 million total compensation expense. These restricted stock awards will vest in three equal, annual installments on each of the first three anniversaries of the date of the IPO, subject to the executive’s continued employment. We will recognize compensation expense for these shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant. None of the restricted shares were vested at September 30, 2010.

10. Related Party Transactions

Until the IPO and related formation transactions, the media and entertainment properties owned by our predecessor were managed by Hudson Studios Management, LLC and our City Plaza office property was managed by Hudson OP Management, LLC, both of which were affiliates of our predecessor.

Upon acquisition of the Sunset Gower property, the Sunset Gower property owning subsidiary entered into a five year management agreement with Hudson Studios Management, LLC, an affiliate of our predecessor, to pay a monthly management fee equal to $54 for the first 24 months of the term and $42 for the remaining 36 months. For the nine months ended September 30, 2010 and 2009, management fees of approximately $250 and $325, respectively, had been incurred. In addition, Hudson Studios Management, LLC was entitled to a construction management fee of $300 plus 5% of the hard costs in association with other future developments. As of September 30, 2010 and December 31, 2009, $300 of construction management fees had been capitalized to construction in progress.

Upon acquisition of the Sunset Bronson property, the Sunset Bronson property owning subsidiary entered into an agreement with Hudson Studios Management, LLC to pay a management fee equal to $33 per month through December 31, 2009 and $25 per month thereafter for the remaining five-year term. For the nine months ended September 30, 2010 and 2009, approximately $150 and $200, respectively, of management fees had been incurred.

Upon acquisition of the City Plaza property, the City Plaza property owning subsidiary entered into an agreement with Hudson OP Management, LLC to pay a management fee equal to $10 per month. For the nine months ended September 30, 2010 and 2009, approximately $60 of management fees had been incurred.

In connection with the IPO and the formation transactions, Hudson Capital, LLC, certain investment funds affiliated with Farallon Capital Management, L.L.C., which we refer to as the Farallon Funds, and certain other contributors advanced or incurred an aggregate of approximately $2.6 million in organizational and other similar expenses. These funds were advanced or incurred with the understanding that they would be repaid out of the proceeds of the completed public offering. Accordingly, upon consummation of the IPO, we repaid approximately $0.6 million of such advances to Hudson Capital, LLC and approximately $1.7 million of such advances to the Farallon Funds. The remaining approximately $0.3 million of such advances were repaid to unaffiliated third parties. We are in the process of completing reconciliations of property prorations and costs advanced or incurred by the contributors in connection with the IPO and formation transactions.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

11. Commitments and Contingencies

Legal

We are subject to certain legal proceedings and claims arising in connection with our business. We believe, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on our combined results of operations, financial position, or cash flows.

Commitments

On December 1, 2008, we entered into an agreement with a third party manager relating to our City Plaza property. The City Plaza manager earned the greater of $4 per month or 1.25% of gross income collected from the City Plaza property for the preceding month. The agreement also provided for a construction management fee based upon an incremental scale, as defined in the agreement. This agreement was terminated effective September 30, 2010 and management of our City Plaza property was internalized.

As of the completion of the IPO and consummation of the formation transactions, we also entered into temporary management agreements with a third party manager relating to our Tierrasanta property, pursuant to which we pay $2.75 per month for day-to-day management. This agreement was terminated effective September 30, 2010 and management of our Tierrasanta property was internalized.

As of the completion of the IPO and consummation of the formation transactions, we entered into an agreement with a third party manager relating to our 875 Howard Street property, pursuant to which we pay $10 per month for day-to-day management, a 3.00% commission on hard costs of first generation tenant improvements and a leasing commission equal to $2 per square foot of new space leased during the term of the agreement. The day-to-day management function under this arrangement is cancellable upon thirty-days notice. The remainder of arrangement terminates upon the earlier of two years or the date on which the property is 95% leased.

Concentrations of Credit Risk

All of our Properties are located in California which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio. Further, for the nine months ended September 30, 2010, approximately 63% of our total revenues were derived from tenants in the media and entertainment industry which makes us particularly susceptible to demand for rental space in such industry. Consequently, we are subject to the risks associated with an investment in real estate with a concentration of tenants in those industries. For the nine months ended September 30, 2010, the Technicolor lease accounted for approximately 11% of total revenues and the KTLA lease accounted for approximately 8% of total revenues.

The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. We continually monitor our tenants for potential credit losses. Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, prepaid rents and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions, including primarily U.S. banking institutions. Accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 under the increased limit that the U.S. Congress has temporarily granted until December 31, 2013. We have not experienced any losses to date on our deposited cash. All of our deposits are maintained at banks with investment grade ratings as evaluated by the predominant rating agencies.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

12. Segment Reporting

Our reporting segments are based on our method of internal reporting, which classifies our operations into two reporting segments: (i) office properties and (ii) media and entertainment properties. The office properties reporting segment includes the City Plaza, Tierrasanta, First Financial, 875 Howard Street, Del Amo Office, and 9300 Wilshire Boulevard properties and the Technicolor Building, while the media and entertainment reporting segment includes the Sunset Gower property (including the 6060 Building), and the Sunset Bronson property. We evaluate performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Companies may calculate NOI in different manners. We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of our properties. We define NOI as operating revenues (including rental revenues, other property related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes other property related expense, management fees and property-level general and administrative expenses). NOI excludes depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, and other non-operating items.

Summary information for the reportable segments follows for the nine months ended September 30, 2010 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$14,826	$24,724	$39,550
Operating expenses	5,650	15,194	20,844

Net operating income	$9,176	$9,530	$18,706

Summary information for the reportable segments for the nine months ended September 30, 2009 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$9,936	$23,984	$33,920
Operating expenses	4,328	14,451	18,779

Net operating income	$5,608	$9,533	$15,141

The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	September 30, 2010	September 30, 2009
Net operating income	$18,706	$15,141
General and administrative	(2,379)	—
Depreciation and amortization	(9,985)	(8,334)
Interest income	37	9
Unrealized gain on interest rate contract	347	208
Interest expense	(6,196)	(6,702)
Acquisition-related expenses	(2,689)	—
Other expense	8	(97)

Net (loss) income	$(2,151)	$225

There were no intersegment sales or transfers during either of the nine-month periods ended September 30, 2010 and 2009.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited and in thousands, except square footage and share data)

13. Subsequent Events

On October 6, 2010, we became obligated under a definitive purchase agreement with an unrelated third party to acquire an office building located at 10950 Washington Boulevard in Culver City, California, which we refer to as 10950 Washington. The building, which consists of approximately 158,873 square feet, is being purchased from an affiliate of Embarcadero Capital Partners, LLC. The purchase price will be approximately $46.0 million, subject to closing costs and prorations and subject to the assumption of a $30.0 million loan. We expect to fund the estimated $16.0 million balance of the purchase price with available cash or borrowings under our revolving credit facility. We have deposited $1.0 million into an escrow account. The purchase of 10950 Washington is subject to our satisfactory completion of various closing conditions, including the receipt of requisite estoppels and the assumption of the existing $30.0 million loan. The closing of the acquisition is expected to take place by December 30, 2010 once all necessary approvals for the loan assumption have been received. We cannot assure you that the acquisition will be consummated on the anticipated schedule or at all. If we fail to close the purchase as required after the satisfaction or waiver of all closing conditions, we may be liable to the sellers for liquidated damages in an amount equal to the deposit.

On October 8, 2010, we acquired two office buildings located at 222 Kearny Street and 180 Sutter Street in San Francisco, California, which we refer to as 222 Kearny Street. The buildings, which consist of approximately 144,440 square feet, were purchased for approximately $34.9 million, subject to closing costs and prorations, and were funded with available cash and $34.5 million of borrowing under our revolving credit facility. A portion of the 222 Kearny Street building sits on a long-term ground lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We make statements in this quarterly report that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward- looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the three and nine months ended September 30, 2010, represents an update to the more detailed and comprehensive disclosures included in our June 23, 2010 Prospectus. Accordingly, you should read the following discussion in conjunction with the information included in our June 23, 2010 Prospectus as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

As indicated above, because the IPO and related formation transactions did not occur until shortly before June 30, 2010, the results of operations for the entities acquired in connection with the IPO and related formation transactions are only included in certain historical financial statements. More particularly, the results of operations discussed below for the three and nine months ended September 30, 2010 reflect the operations of the three office properties and two media and entertainment properties owned by HFOP City Plaza, LLC, Sunset Bronson Entertainment Properties, LLC, SGS Realty II, LLC, and Howard Street Associates LLC, as applicable. The two office properties and certain management contracts owned by Glenborough Tierrasanta, LLC, GLB Encino, LLC and Hudson Capital, LLC, as applicable, were acquired on June 29, 2010. The Del Amo Office property and underlying ground sublease was acquired on August 16, 2010 and the 9300 Wilshire Boulevard office building and underlying ground lease was acquired on August 24, 2010. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition.

The following table identifies each of the properties in our initial portfolio acquired through September 30, 2010 and their date of acquisition.

Acquired Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	02/15/2007	286,270
Sunset Gower	08/17/2007	543,709
Sunset Bronson	01/30/2008	313,723
Technicolor Building	06/01/2008	114,958
City Plaza	08/26/2008	333,922
First Financial	06/29/2010	222,413
Tierrasanta	06/29/2010	104,234
Del Amo	08/16/2010	113,000
9300 Wilshire	08/24/2010	58,484

Total		2,090,713

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and other revenue. Total office revenues increased $4.2 million, or 121%, to $7.6 million for the three months ended September 30, 2010 compared to $3.5 million for the three months ended September 30, 2009. The period over period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties, percentage rent on retail space contained within those properties, and lease termination income. Total office rental revenue increased $3.6 million, or 125%, to $6.5 million for the three months ended September 30, 2010 compared to $2.9 million for the three months ended September 30, 2009. The increase in rental revenues was primarily due to the acquisitions of the Tierrasanta, First Financial, Del Amo, and 9300 Wilshire Boulevard office properties, in addition to the increase in occupancy at City Plaza.

Office Tenant Recoveries. Office tenant recoveries increased $0.6 million, or 137%, to $1.0 million for the three months ended September 30, 2010 compared to $0.4 million for the three months ended September 30, 2009. The increase in tenant recoveries was primarily due to the acquisitions of Tierrasanta, First Financial, Del Amo, and 9300 Wilshire Boulevard office properties.

Office Other Revenue. Other revenue remained relatively flat for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue, and other revenue. Total media and entertainment revenues increased $1.8 million, or 22%, to $9.9 million for the three months ended September 30, 2010 compared to $8.1 million for the three months ended September 30, 2009. The period over period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue increased $0.3 million, or 7%, to $5.2 million for the three months ended September 30, 2010 compared to $4.9 million for the three months ended September 30, 2009. The increase in rental revenue was primarily due to improved occupancy at both media and entertainment properties.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue increased $1.4 million, or 49%, to $4.2 million for the three months ended September 30, 2010 compared to $2.8 million for the three months ended September 30, 2009.

The increase in other property-related revenue was primarily due to an increased in lighting equipment rental revenue, parking revenue, and telecom revenue relating to higher production activity at our Sunset Gower property.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $6.1 million, or 65%, to $15.5 million for the three months ended September 30, 2010 compared to $9.4 million for the three months ended September 30, 2009. This increase in total operating expenses is attributable primarily to the factors discussed below.

Office Operating Expenses. Office operating expenses increased $1.3 million, or 83%, to $2.8 million for the three months ended September 30, 2010 compared to $1.5 million for the three months ended September 30, 2009. The increase in operating expenses was primarily due to the acquisitions of the Tierrasanta, First Financial, Del Amo, and 9300 Wilshire Boulevard office properties.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $0.9 million, or 17%, to $6.0 million for the three months ended September 30, 2010 compared to $5.1 million for the three months ended September 30, 2009. The increase in operating expenses was due to an increase in other property-related expenses, primarily lighting and other equipment rental expenses stemming from higher production activity at our Sunset Gower property.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. Since the IPO, private placement, and formation transactions did not occur until June 29, 2010, the three months ended September 30, 2009 do not include general and administrative expenses for corporate-level operations. The $2.4 million of general and administration expenses reflect the expenses of our corporate-level operation for the three months ended September 30, 2010.

Depreciation and Amortization. Depreciation and amortization expense increased $1.6 million, or 58%, to $4.3 million for the three months ended September 30, 2010 compared to $2.7 million for the three months ended September 30, 2009. The increase was primarily due to the depreciation associated with the acquisitions of the Tierrasanta, First Financial, Del Amo, and 9300 Wilshire Boulevard office properties.

Other Expense (Income)

Interest Expense. Interest expense decreased $0.4 million, or 20%, to $1.8 million for the three months ended September 30, 2010 compared to $2.2 million for the three months ended September 30, 2009. The decrease was primarily due to the repayment of indebtedness in connection with our IPO, private placement, and formation transactions on June 29, 2010, partially offset by higher interest expense associated with loans assumed in connection with our acquisition of the Tierrasanta and First Financial office properties.

Unrealized Gain on Interest Rate Contracts. Unrealized gain on interest rate contracts remained relatively flat for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Acquisition-related expenses. Acquisition-related expenses increased $0.3 million to $0.3 million for the three months ended September 30, 2010, with no comparable expenses for the three months ended September 30, 2009. The increase was due to one-time transactional costs relating to our acquisition of the Del Amo and 9300 Wilshire Boulevard office properties.

Net Income

Net income for the three months ended September 30, 2010 was $0.0 million compared to net income of $0.1 million for the three months ended September 30, 2009. The decrease was primarily due to higher office and media and entertainment operating expenses, higher general and administrative expenses, and one-time transactional costs relating to our acquisitions of the Del Amo and 9300 Wilshire Boulevard office properties, partially offset by higher office and media and entertainment revenues and lower interest expense, all as described above.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and other revenue. Total office revenues increased $4.9 million, or 49%, to $14.8 million for the nine months ended September 30, 2010 compared to $9.9 million for the nine months ended September 30, 2009. The period over period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties, percentage rent on retail space contained within those properties, and lease termination income. Total office rental revenue increased $4.4 million, or 53%, to $12.8 million for the nine months ended September 30, 2010 compared to $8.3 million for the nine months ended September 30, 2009. The increase in rental revenues was primarily due to the acquisitions of the Tierrasanta, First Financial, Del Amo, and 9300 Wilshire Boulevard office properties, together with an increase in average occupancy year-over-year for our City Plaza and 875 Howard Street office properties.

Office Tenant Recoveries. Office tenant recoveries increased $0.5 million, or 33%, to $1.9 million for the nine months ended September 30, 2010 compared to $1.4 million for the nine months ended September 30, 2009. The increase in tenant recoveries was primarily due to the acquisitions of Tierrasanta, First Financial, Del Amo, and 9300 Wilshire Boulevard office properties, together with an increase in average occupancy year-over-year for our City Plaza and 875 Howard Street office properties.

Office Other Revenue. Other revenue remained relatively flat for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue, and other revenue. Total media and entertainment revenues increased $0.7 million, or 3%, to $24.7 million for the nine months ended September 30, 2010 compared to $24.0 million for the nine months ended September 30, 2009. The period over period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue remained relatively flat for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue increased $0.6 million, or 8%, to $8.0 million for the nine months ended September 30, 2010 compared to $7.4 million for the nine months ended September 30, 2009. The increase in other property-related revenue was primarily due to an increase in lighting equipment rental revenue, parking revenue, and telecom revenue relating to higher production activity at our Sunset Gower property.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased $6.1 million, or 23%, to $33.2 million for the nine months ended September 30, 2010 compared to $27.1 million for the nine months ended September 30, 2009. Changes in total operating expenses are attributable primarily to the factors discussed below.

Office Operating Expenses. Office operating expenses increased $1.3 million, or 31%, to $5.7 for the nine months ended September 30, 2010 compared to $4.3 million for the nine months ended September 30, 2009. The increase was primarily due to the acquisitions of Tierrasanta, First Financial, Del Amo, and 9300 Wilshire Boulevard office properties, together with an increase in average occupancy year-over-year for our City Plaza and 875 Howard Street office properties.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $0.7 million, or 5%, to $15.2 million for the nine months ended September 30, 2010 compared to $14.5 million for the nine months ended September 30, 2009. The increase in operating expenses was due to an increase in other property-related expenses, primarily lighting and other equipment rental expenses stemming from higher production activity at our Sunset Gower property.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. Since the IPO, private placement, and formation transactions did not occur until June 29, 2010, the nine months ended September 30, 2009 do not include general and administrative expenses for corporate-level operations. The $2.4 million of general and administration expenses reflect the expenses of our corporate-level operation for the nine months ended September 30, 2010.

Depreciation and Amortization. Depreciation expense increased $1.7 million, or 20%, to $10.0 million for nine months ended September 30, 2010 compared to $8.3 million for the nine months ended September 30, 2009. The increase was primarily due to the acquisitions of Tierrasanta, First Financial, Del Amo, and 9300 Wilshire Boulevard office properties, together with an increase in average occupancy year-over-year for our City Plaza property and the completion of the renovation of our 875 Howard Street office property.

Other Expense (Income)

Interest Expense. Interest expense decreased $0.5 million, or 8%, to $6.2 million for the nine months ended September 30, 2010 compared to $6.7 million for the nine months ended September 30, 2009. The decrease was primarily due to the repayment of indebtedness in connection with our IPO, private placement, and formation transactions on June 29, 2010, partially offset by higher interest expense associated with loans assumed in connection with our acquisition of the Tierrasanta and First Financial office properties.

Unrealized Gain on Interest Rate Contracts. Unrealized gain on interest rate contracts remained relatively flat for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Acquisition-related expenses. Acquisition-related expenses increased $2.7 million to $2.7 million for the nine months ended September 30, 2010, with no comparable expenses for the nine months ended September 30, 2009. The increase was primarily due to one-time transactional costs relating to our IPO and related formation transactions and one-time transactional costs relating to our acquisition of the Tierrasanta, First Financial, Del Amo and 9300 Wilshire Boulevard office properties.

Net Income

Net loss for the nine months ended September 30, 2010 was $2.2 million compared to net income of $0.2 million of net income for the nine months ended September 30, 2009. The decrease was due to operating expenses at our office and media and entertainment properties, higher general and administrative expenses, higher depreciation and amortization expenses, and one-time transactional costs relating to our acquisition of properties in connection with our IPO and related formation transactions and the acquisitions of the Del Amo and 9300 Wilshire Boulevard office properties, partially offset by higher office revenue and higher media and entertainment revenue and lower interest expenses, all as described above.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

Our ratio of debt to total market capitalization is approximately 20.8% (counting series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units, plus the book value of our total consolidated indebtedness. We had approximately $40.7 million of cash and cash equivalents at September 30, 2010. In addition, the lead arrangers for our secured credit facility have secured commitments that will allow borrowings of up to $200 million, of which approximately $75.0 million is available to us as of September 30, 2010. We intend to use the secured credit facility, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

Cash Flows

Comparison of nine months ended September 30, 2010 to nine months ended September 30, 2009

Cash and cash equivalents were $40.7 million and $3.7 million at September 30, 2010 and 2009, respectively.

Net cash provided by operating activities increased by $1.2 million to $3.4 million for the nine months ended September 30, 2010 compared to $2.3 million used in operating activities for the nine months ended September 30, 2009. The increase was primarily due to the decrease in restricted cash at our Sunset Gower property the loan on which was repaid on June 2010 resulting in release of restricted cash accounts.

Net cash used in investing activities increased $46.6 million to $56.7 million for the nine months ended September 30, 2010 compared to $10.1 million for nine months ended September 30, 2009. The increase was primarily due to an increase in investments in real estate, primarily as a result of the purchase of certain ownership interests in properties contributed in connection with our IPO and related formation transactions and purchase of two properties subsequent to the IPO.

Net cash provided by financing activities increased $84.5 million to $90.3 million for the nine months ended September 30, 2010 compared to $5.8 million for the nine months ended September 30, 2009. The increase was due to the contribution of proceeds from the issuance of common stock in connection with our IPO and private placement, which was partially offset by the repayment of certain indebtedness in connection with the related formation transactions.

Significant Indebtedness

Our indebtedness creates the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of our indebtedness and other obligations. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

We have approximately $94.0 million of outstanding consolidated indebtedness, of which $37.0 million, or 39.3%, is variable rate debt, subject to an interest rate swap on the LIBOR portion of the interest rate to a fixed rate of 0.75%.

The following table sets forth information as of September 30, 2010 (unaudited) with respect to our outstanding indebtedness.

Debt	Outstanding September 30, 2010	Interest Rate (1)	Annual Debt Service	Maturity Date	Balance at Maturity
Mortgage loan secured by Sunset Bronson	$37,000	LIBOR+3.65%	$1,651	04/30/11	$37,000
Mortgage loan secured by First Financial	43,000	5.34%	$2,328	12/01/11	$43,000
Mortgage loan secured by Tierrasanta	14,300	5.62%	$815	12/01/11	$14,300
Secured Revolving Credit Facility	—	LIBOR+3.25%-4.00%		06/29/13	—

Subtotal	94,300
Unamortized Loan Premium (2)	(231)

Total	$94,069

(1)	Interest rates with respect to indebtedness are calculated on the basis of a 360 day year for the actual days elapsed. The indebtedness encumbering the Sunset Bronson property is floating rate indebtedness, subject to a secured interest rate contract that went effective upon the closing of the IPO and related formation transaction on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%.
(2)	Represents non cash mark-to-market adjustment on fixed rate debt associated with office properties.

Contractual Obligations and Commitments

During the first nine months of 2010, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our prospectus filed on June 23, 2010.

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

As of September 30, 2010, we had an interest rate agreement with respect to our indebtedness on the Sunset Bronson property pursuant to which we swapped one-month LIBOR to a fixed rate of 0.75%, which effectively results in a 4.40% fixed rate on the Sunset Bronson loan.

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

As of September 30, 2010, our total outstanding debt was approximately $94.0 million, which was comprised of $37.0 million of variable rate secured mortgage loans subject to the interest rate contract described above and $57.0 million of fixed rate secured mortgage loans. As of September 30, 2010, the fair value of our fixed rate secured mortgage loans was approximately $57.0 million.

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

As of September 30, 2010, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

The net proceeds to us were approximately $237.5 million (before cash prorations) after deducting an aggregate of $17.5 million in underwriting discounts and commissions and financial advisory fees paid to the underwriters and $15.2 million in other estimated expenses incurred in connection with the offering, including $3.8 million of capitalized cost relating to our credit facility. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. We invested the net proceeds of the IPO in accordance with our investment objectives and strategies, including the repayment of certain indebtedness, as described in the prospectus comprising a part of the Registration Statement referenced above, including:

•	$115.0 million to repay in full certain mortgage indebtedness secured by our Sunset Gower and Technicolor Building properties;

•	approximately $43.2 million to repay in full certain mortgage indebtedness secured by our 875 Howard Street property;

•	approximately $7.2 million to acquire interests in the First Financial and Tierrasanta properties;

•	approximately $27.5 million to acquire the Del Amo Office property; and

•	approximately $15.0 million to acquire the 9300 Wilshire Boulevard property.

As of September 30, 2010, approximately $29.6 million (before cash prorations) remains for general working capital purposes, including funding future acquisitions, capital expenditures, tenant improvements, leasing commissions and potentially paying distributions.

There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

Date: November 15, 2010	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)