Form 10-K
period 2010-12-31
Hudson Pacific Properties, Inc.
filed 2011-03-24
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission File Number 001-34789
_______________________________________
Hudson Pacific Properties, Inc.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-1430478 (I.R.S. Employer Identification Number)

11601 Wilshire Blvd., Suite 1600 Los Angeles, California (Address of principal executive offices)	90025 (Zip Code)
Registrant’s telephone number, including area code: (310) 405-8900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value 8.375% Series B Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.
_______________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2010, the aggregate market value of Common Stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and funds affiliated with Farallon Capital Management, LLC are “affiliates” of the registrant) was $253.3 million based upon the last sales price on June 30, 2010 on the New York Stock Exchange of $17.25 for the registrant’s Common Stock.
As of March 1, 2011, the number of shares of Common Stock outstanding was 22,451,829.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2011 Annual Meeting of Stockholders to be held June 9, 2011 are incorporated by reference in Part III of this Form 10-K Report. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

HUDSON PACIFIC PROPERTIES, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Company Overview

Hudson Pacific Properties, Inc. (which may be referred to in this Form 10-K as “we,” “us,” “our,” or “our company”) is a full-service, vertically integrated real estate investment trust, or REIT, focused on owning, operating and acquiring high-quality office and media and entertainment properties in select growth markets primarily in Northern and Southern California. Our investment strategy is focused on high barrier-to-entry, in-fill locations with favorable, long-term supply demand characteristics. These markets include Los Angeles, Orange County, San Diego, San Francisco, Silicon Valley and the East Bay, which we refer to as our target markets. As of December 31, 2010, our stabilized portfolio of operating properties included a total of 12 wholly owned properties and a 51% interest in Rincon Center, which we own through a joint venture with a third party. These properties, totaling approximately 4.0 million square feet, are strategically located in many of our target markets.

We were formed as a Maryland corporation in 2009 to succeed the business of Hudson Capital, LLC, a
Los Angeles-based real estate investment firm founded by Victor J. Coleman, our Chief Executive Officer, and Howard S. Stern, our President. On June 29, 2010, we completed our initial public offering. We own our interests in all of our properties and conduct substantially all of our business through our operating partnership, Hudson Pacific Properties, L.P., a Maryland limited partnership, of which we serve as the sole general partner, and own approximately 89.6% of the outstanding common units of partnership interest in our operating partnership, or common units. The remaining 10.4% limited partnership interest in our operating partnership is owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with Farallon Capital Management, LLC.

Business and Growth Strategies

We focus our investment strategy on office and media and entertainment properties located in high barrier-to-entry submarkets with growth potential as well as on underperforming properties that provide opportunities to implement a value-add strategy to increase occupancy rates and cash flow. This strategy includes active management, aggressive leasing efforts, focused capital improvement programs, the reduction and containment of operating costs and an emphasis on tenant satisfaction. We believe our senior management team’s experience in the California office and media and entertainment sectors positions us to improve cash flow in our portfolio, as well as any newly acquired properties, as the recovery in the California economy and the real estate markets takes hold.
Our Competitive Position
We believe the following competitive strengths distinguish us from other real estate owners and operators and will enable us to capitalize on opportunities in the market to successfully expand and operate our portfolio.

•
Experienced Management Team with a Proven Track Record of Acquiring and Operating Assets and Managing a Public Office REIT. Our senior management team has an average of over 20 years of experience in the commercial real estate industry, with a focus dedicated exclusively to owning, acquiring, developing, operating, financing and selling office properties in California. In particular, Victor J. Coleman and Howard S. Stern, our Chief Executive Officer and President, respectively, who have worked together for approximately 10 years through all stages of the real estate market cycle, have overseen the acquisition and operation of more than 20 million square feet, with an aggregate purchase price in excess of $10 billion.

•
Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no real estate business interests outside of our company. Additionally, our senior management team owns approximately 4.8% of our common stock on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

•
California Focus with Local and Regional Expertise. We are primarily focused on acquiring and managing office properties in Northern and Southern California, where our senior management has significant expertise and relationships. California has historically experienced strong rebounds in its real estate market after prior recessions, as demand for commercial real estate in California is driven by its dynamic, innovative and diversified economy. California outpaced the rate of national job creation during several cycles, including the periods following the mid-1970s recession, the late 1980s recession, and during the late 1990s. Additionally, many of California’s leading markets are supply-constrained as a result of the scarcity of available land, high construction costs and restrictive entitlement processes, which we believe have helped drive strong rebounds in the California real estate market after prior recessions. We believe our experience, in-depth market knowledge and meaningful industry relationships with brokers, tenants, landlords, lenders and other market participants enhance our ability to identify and capitalize on attractive acquisition opportunities, particularly those that arise in California.

•
Long-Standing Relationships that Provide Access to an Extensive Pipeline of Investment and Leasing Opportunities. We have an extensive network of long-standing relationships with real estate developers, individual and institutional real estate owners, national and regional lenders, brokers, tenants and other participants in the California real estate market. These relationships provided us with access to attractive acquisition opportunities, including opportunities with limited or no prior marketing by sellers. We believe they will continue to provide us access to an ongoing pipeline of attractive acquisition opportunities and additional growth capital, both of which may not be available to our competitors. Additionally, we focus on establishing strong relationships with our tenants in order to understand their long-term business needs, which we believe enhances our ability to retain quality tenants, facilitates our leasing efforts and maximizes cash flows from our properties.

•
Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our initial public offering, including through our series B preferred stock offering completed in the fourth quarter of 2010. Available cash on hand, our secured credit facility, and a new $92 million secured term loan closed on February 11, 2011 should provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy, while maintaining a flexible and conservative capital structure. As of the February 11, 2011 closing of the secured term loan, our outstanding balance on our secured credit facility was $38.5 million and we had availability on our facility of approximately $90.6 million. Based on the closing price of our common stock of $15.10 on March 1, 2011, we had a debt-to-market capitalization ratio (counting series A preferred units as debt) of approximately 41.3%. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors, as we look to take advantage of growth opportunities.

•
Irreplaceable Media and Entertainment Assets in a Premier California Submarket. Our Sunset Gower and Sunset Bronson media and entertainment properties are located on Sunset Boulevard, just off of the Hollywood Freeway in the heart of Hollywood. These facilities, which are situated on approximately 15.6 and 10.6 acres, respectively, were originally built in the 1920s as the headquarters of Columbia Pictures and Warner Brothers and represent a unique and irreplaceable assemblage of land in densely populated Los Angeles. We are the largest owner and operator of independent media and entertainment properties in Los Angeles and possess large, modern sound stages and plentiful office space with state-of-the-art telecommunications and data network infrastructure. Our properties are important facilities for major film and television companies and independent producers, most of which outsource a portion of their productions to independent media and entertainment properties. We believe our media and entertainment properties are attractively located and benefit from high barriers to entry, with a limited supply of readily developable land. In addition, there are substantial costs associated with acquiring and developing suitable land and extensive knowledge required to develop and operate such facilities. As a result of these high barriers to entry, there is effectively no new supply of media and entertainment space in the urban core of Los Angeles. We believe the limited supply of media and entertainment properties, coupled with the continued demand for such properties in Los Angeles, which remains the center of the entertainment industry in the United States, will help ensure that these assets remain critical to the industry.

We have access to and are actively pursuing a pipeline of potential acquisitions consistent with our investment strategy. We believe our significant expertise in operating in the California office sector and extensive, long-term relationships with real estate owners, developers and lenders, coupled with our conservative capital structure and access to capital, will allow us to capitalize on the current market opportunity.

Competition

We compete with a number of developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-let space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space. In that case, our financial condition, results of operations, cash flow and per share trading price of our securities may be adversely affected.

We also face competition when pursuing acquisition and disposition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us and may otherwise be in a better position to acquire a property. Competition may also have the effect of reducing the number of suitable acquisition opportunities available to us, increase the price required to consummate an acquisition opportunity and generally reduce the demand for commercial office space in our markets. Likewise, competition with sellers of similar properties to locate suitable purchasers may result in us receiving lower proceeds from a sale or in us not being able to dispose of a property at a time of our choosing due to the lack of an acceptable return.

For further discussion of the potential impact of competitive conditions on our business, see Item 1A: Risk Factors below.

Segment and Geographic Financial Information

We report our results of operations through two segments: (i) office properties and (ii) media and entertainment properties. The office properties reporting segment includes the City Plaza, Tierrasanta, First Financial, 875 Howard Street, Del Amo Office, 9300 Wilshire Boulevard, 10950 Washington, 222 Kearny, the Rincon Center joint venture and 1455 Market properties and the Technicolor Building, while the media and entertainment reporting segment includes the Sunset Gower property (including the 6060 Sunset) and the Sunset Bronson property. For financial information about our two reportable segments, see Note 11 to our consolidated financial statements.

All of our business is conducted in the State of California. For information about our revenues and long-lived assets and other financial information, see our consolidated financial statements included in this report and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Results of Operations.”

Employees

At December 31, 2010, we had approximately 66 employees. At December 31, 2010, two of our employees were subject to collective bargaining agreements. Both of these employees are on-site employees at the Sunset Bronson property. We believe that relations with our employees are good.

Principal Executive Offices

Our principal executive offices are located at 11601 Wilshire Blvd., Suite 1600, Los Angeles, California 90025 (telephone 310.445.5700). We believe that our current facilities are adequate for our present operations.

Regulation

General

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of the properties in our portfolio has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We have developed and undertaken continuous capital improvement programs at certain properties in the past. These capital improvement programs will continue to progress and certain ADA upgrades will continue to be integrated into the planned improvements, specifically at the media and entertainment properties where we are able to utilize in-house construction crews to minimize costs for required ADA related improvements. However, some of our properties may currently be in noncompliance with the ADA. Such noncompliance could result in the incurrence of additional costs to attain compliance, the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and clean up such contamination and liability for natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. As a result, some of our properties have been or may be impacted by contamination arising from the releases of such hazardous substances or petroleum products. Where we have deemed appropriate, we have taken steps to address identified contamination or mitigate risks associated with such contamination; however, we are unable to ensure that further actions will not be necessary. As a result of the foregoing, we could potentially incur material liabilities.

Independent environmental consultants have conducted Phase I Environmental Site Assessments at all of the properties in our portfolio using the American Society for Testing and Materials (ASTM) Practice E 1527-05. A Phase I Environmental Site Assessment is a report prepared for real estate holdings that identifies potential or existing environmental contamination liabilities. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the recent site assessments identified any known past or present contamination that we believe would have a material adverse effect on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability.

Environmental laws also govern the presence, maintenance and removal of asbestos- and lead-containing building materials, or ACBM, and may impose fines and penalties for failure to comply with these requirements or expose us to third party liability (e.g., liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos and lead, adequately notify or train those who may come into contact with asbestos or lead, and undertake special precautions, including removal or other abatement, if asbestos or lead would be disturbed during renovation or demolition of a building. Some of our properties contain ACBM and we could be liable for such damages, fines or penalties.

In addition, the properties in our portfolio also are subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. We sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations. In addition, we may be held directly liable for any such damages or claims regardless of whether we knew of, or were responsible for, the presence or disposal of hazardous or toxic substances or waste and irrespective of tenant lease provisions. The costs associated with such liability could be substantial and could have a material adverse effect on us.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.

Available Information

Our internet address is www.hudsonpacificproperties.com. On the Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations Web page are available to be viewed on this page free of charge. Also available on our Web site, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our code of business conduct and ethics (which applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer). Information contained on or hyperlinked from our Web site is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Hudson Pacific Properties, Inc., 11601 Wilshire Blvd., Suite 1600, Los Angeles, California 90025.

Item 1A. Risk Factors
Forward-looking Statements
Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act). In particular, statements relating to our liquidity and capital resources, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations (“FFO”), market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

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
Set forth below are some (but not all) of the factors that could adversely affect our business and financial performance. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Risks Related to Our Properties and Our Business

All of our properties are located in California, and we therefore are dependent on the California economy and are susceptible to adverse local regulations and natural disasters affecting California.

All of our properties are located in California, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio. Further, our properties are concentrated in certain submarkets, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the California economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in our markets (such as earthquakes and other events). For example, prior to the acquisition of our City Plaza property located in Orange County, California, the area was impacted significantly by the collapse of the subprime mortgage market, which had a material adverse effect on property values, vacancy rates and rents in the area. Had we owned City Plaza at that time, we would have been exposed to those adverse effects, which were more pronounced in Orange County than in other parts of the state and country. We anticipate that we will be exposed to similar risks related to the geographic concentration of our properties in the future. In addition, the State of California continues to suffer from severe budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in California, or any decrease in demand for office space resulting from the California regulatory or business environment, could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our securities. We cannot assure you of the growth of the California economy or of our future growth rate.

We derive a significant portion of our rental revenue from tenants in the media and entertainment industry, which makes us particularly susceptible to demand for rental space in that industry.

The Sunset Gower, Sunset Bronson, Technicolor Building and 10950 Washington properties in our portfolio are leased to primarily media and entertainment tenants and a significant portion of our rental revenue is derived from tenants in the media and entertainment industry. Consequently, we are susceptible to adverse developments affecting the demand by media and entertainment tenants for office, production and support space in Southern California and, more specifically, in Hollywood, such as writer, director and actor strikes, industry slowdowns and the relocation of media and entertainment businesses to other locations. Although our Technicolor Building property and the 10950 Washington property are principally occupied and suitable for general office purposes, portions of such properties may require modifications prior to or at the commencement of a lease term if it were to be released to more traditional office users. Although our Sunset Gower and Sunset Bronson properties contain both sound stages and space suitable for office use, they have historically served the media and entertainment industry and will continue to depend on that sector for future tenancy. In addition, our media and entertainment properties tend to be subject to short-term leases of less than one year. As a result, were there to be adverse developments affecting the demand by media and entertainment tenants for office, production and support space, it could affect the occupancy of our media and entertainment properties more quickly than if we had longer term leases. Any adverse development in the media and entertainment industry could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

Some of our properties are subject to ground leases, the termination or expiration of which could cause us to lose our interest in, and the right to receive rental income from, such properties.

The 9300 Wilshire Boulevard property, 0.59 acres of the Sunset Gower property and a portion representing 64% of the building area of the 222 Kearny Street property (excluding the 180 Sutter building) are subject to ground leases. If any of these ground leases are terminated following a default or expire without being extended, we may lose our interest in the related property and may no longer have the right to receive any of the rental income from such property, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

The ground sublease for the Del Amo Office property is subject and subordinate to a ground lease, the termination of which could result in a termination of the ground sublease.

The property on which the Del Amo Office building is located is subleased by Del Amo Fashion Center Operating Company, L.L.C., a Delaware limited liability company, or Del Amo, through a long-term ground sublease. The ground sublease is subject and subordinate to the terms of a ground lease between the fee owner of the Del Amo Office property and the sub-landlord under the ground sublease. The fee owner has not granted to the subtenant under the ground sublease any rights of non-disturbance. Accordingly, a termination of the ground lease for any reason, including a rejection thereof by the ground tenant under the ground lease in a bankruptcy proceeding, could result in a termination of the ground sublease. In the event of a termination of the ground sublease, we may lose our interest in the Del Amo Office building and may no longer have the right to receive any of the rental income from the Del Amo Office building. In addition, our lack of any non-disturbance rights from the fee owner may impair our ability to obtain financing for the Del Amo Office building.

We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.

Our business strategy involves the acquisition of underperforming office properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We continue to evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. However, we may be unable to acquire any of the properties that we may identify as potential acquisition opportunities in the future. Our ability to acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

•
potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including publicly traded REITs, private equity investors and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices;

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

•
even if we enter into agreements for the acquisition of properties, these agreements are typically subject to customary conditions to closing, including the satisfactory completion of our due diligence investigations; and

•	we may be unable to finance the acquisition on favorable terms or at all.

If we are unable to finance property acquisitions or acquire properties on favorable terms, or at all, our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected. In addition, failure to identify or complete acquisitions of suitable properties could slow our growth.

Our future acquisitions may not yield the returns we expect.

Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to maintain our qualification as a REIT, we are required to meet various requirements under the
Internal Revenue Code of 1986, as amended, or Code, including that we distribute annually at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

Recently, the credit markets have been subject to significant disruptions. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Failure to hedge effectively against interest rate changes may adversely affect financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities.

If interest rates increase, then so will the interest costs on our unhedged or partially hedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities. In addition, while such agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivative and Hedging.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.

Our secured revolving credit facility restricts our ability to engage in some business activities.

Our secured revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to make distributions to stockholders; and

•	require us to maintain financial coverage ratios.

These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and per share trading price of our securities. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Furthermore, our secured revolving credit facility contains specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our securities.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations in the credit markets. These conditions may adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities as a result of the following potential consequences, among others:

•
significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•
our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•
reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•
one or more lenders under our secured revolving credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

In addition, the economic downturn has adversely affected, and may continue to adversely affect, the businesses of many of our tenants. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.

We have a limited operating history and may not be able to operate our business successfully or implement our business strategies as described in this Annual Report on Form 10-K.

We commenced operations only upon completion of our initial public offering on June 29, 2010. Our office portfolio consists of 11 properties, including our Rincon Center joint venture, located throughout California, containing a total of approximately 3.1 million net rentable square feet. Our 1455 Market Street and 10950 Washington properties and our Rincon Center joint venture interest were purchased in December 2010, and our Del Amo Office, 9300 Wilshire Boulevard and 222 Kearny Street properties have only been under our management since they were acquired on August 13, 2010, August 24, 2010 and October 8, 2010, respectively, and three of our other properties have only been under our management since they were acquired in connection with our initial public offering on June 29, 2010. These properties may have characteristics or deficiencies unknown to us that could affect such properties’ valuation or revenue potential. In addition, there can be no assurance that the operating performance of the properties will not decline under our management. We cannot assure you that we will be able to operate our business successfully or implement our business strategies.

We have a limited operating history as a REIT and as a publicly traded company and may not be able to successfully operate as a REIT or a publicly traded company.

We have a limited operating history as a REIT and as a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC and comply with the Sarbanes-Oxley Act of 2002. Since our initial public offering, we have been subject to various requirements related to REITs and publicly traded companies, including requirements to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT and satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with New York Stock Exchange, or NYSE, listing standards. Compliance with these requirements could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company or qualify and maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of office properties, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected.

We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2010, the ten largest tenants in our office portfolio represented approximately 62.2% of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2010, our largest tenant was Bank of America, which accounted for 14.8% of our annualized base rent and therefore represented a significant credit concentration. If Bank of America were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event described above could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

Furthermore, Saatchi & Saatchi leases 100% of the Del Amo Office property under the terms of an office lease that permits Saatchi & Saatchi to terminate the lease as to all of the leased premises prior to the stated lease expiration on December 31, 2011, December 31, 2014 and December 31, 2016, in each case upon nine months prior notice and in exchange for payment of an early termination fee estimated to be approximately $5.0 million for 2011, approximately $3.1 million for 2014 and approximately $1.9 million for 2016. As of December 31, 2010, the Saatchi & Saatchi lease comprised approximately 4.6% of our annualized office base rent. To the extent that Saatchi & Saatchi exercises its early termination right, our financial condition, results of operations and cash flow will be adversely affected, and we can provide no assurance that we will be able to generate an equivalent amount of net rental revenue by leasing the vacated space to new third-party tenants. Our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected if any of our significant tenants were to become unable to pay their rent or become bankrupt or insolvent.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2010, leases representing 12.1% of the square footage of the office properties in our portfolio was available (taking into account uncommenced leases signed as of December 31, 2010), and an additional 6.3% of the square footage of the office properties in our portfolio is scheduled to expire in 2011. Furthermore, substantially all of the square footage of the media and entertainment properties in our portfolio (other than the KTLA lease of the KTLA facility at Sunset Bronson) will expire in 2011 and 2012. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, causing our financial condition, results of operations, cash flow and per share trading price of our securities to be adversely affected.

To the extent adverse economic conditions continue in the real estate market and demand for office space remains low, we expect that, upon expiration of leases at our properties, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could cause an adverse effect to our financial condition, results of operations, cash flow and the per share trading price of our securities.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll-down from time to time.

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Northern or Southern California real estate markets, a general economic downturn and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

Our success depends on key personnel whose continued service is not guaranteed.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Victor J. Coleman and Howard S. Stern, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that they are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lose their services, our relationships with such personnel could diminish.

Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance.

We carry commercial property (including earthquake), liability and terrorism coverage on all the properties in our portfolio under a blanket insurance policy, in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We have selected policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, we do not carry insurance for losses such as loss from riots or war because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, like those covering losses due to terrorism or earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could affect certain of our properties that are located in areas particularly susceptible to natural disasters. All of the properties we currently own are located in California, an area especially susceptible to earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements.

Future terrorist activity or engagement in war by the U.S. may have an adverse effect on our financial condition and operating results.

Terrorist attacks in the U.S. and other acts of terrorism or war may result in declining economic activity, which could harm the demand for and the value of our properties. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction, or loss, and the availability of insurance for these acts may be less, and cost more, which could adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

Terrorist attacks and engagement in war by the U.S. also may adversely affect the markets in which our securities trade and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause decline in the demand for our office and media and entertainment leased space, delay the time in which our new or renovated properties reach stabilized occupancy, increase our operating expenses, such as those attributable to increased physical security for our properties, and limit our access to capital or increase our cost of raising capital.

We may become subject to litigation, which could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

In the future we may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our securities. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We own a joint venture interest in the Rincon Center property. We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls we may discover material weaknesses or significant deficiencies in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our securities.

Risks Related to the Real Estate Industry

Our performance and value are subject to risks associated with real estate assets and the real estate industry.

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Properties and Our Business,” as well as the following:

•	local oversupply or reduction in demand for office or media and entertainment-related space;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate; and

•	changing submarket demographics.

In addition, periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flow and per share trading price of our securities.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by our tax protection agreements, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the current economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.
In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest.

Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow and per share trading price of our securities.

We could incur significant costs related to government regulation and litigation over environmental matters.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our securities.

Environmental laws also govern the presence, maintenance and removal of ACBM and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos and lead, adequately notify or train those who may come into contact with asbestos or lead, and undertake special precautions, including removal or other abatement, if asbestos or lead would be disturbed during renovation or demolition of a building. Some of our properties contain ACBM and we could be liable for such damages, fines or penalties.

In addition, the properties in our portfolio also are subject to various federal, state and local environmental and health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us.

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury is alleged to have occurred.

We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.

The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our securities.

In addition, federal and state laws and regulations, including laws such as the ADA impose further restrictions on our properties and operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA. If one or more of the properties in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow and per share trading price of our securities.

We are exposed to risks associated with property development.

We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to certain risks, including the availability and pricing of financing on favorable terms or at all; construction and/or lease-up delays; cost overruns, including construction costs that exceed our original estimates; contractor and subcontractor disputes, strikes, labor disputes or supply disruptions; failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; and delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our securities.

Risks Related to Our Organizational Structure

As of December 31, 2010, the Farallon Funds owned an approximate 35.6% beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company.

As of December 31, 2010, investment funds affiliated with Farallon Capital Management, L.L.C., or Farallon, which we refer to as the Farallon Funds, owned an approximate 35.6% beneficial interest in our company on a fully diluted basis. Consequently, the Farallon Funds may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, one member of our board of directors is a managing member of Farallon. As a result, the Farallon Funds have substantial influence on us and could exercise their influence in a manner that conflicts with the interests of other stockholders.

The series A preferred units that were issued to some contributors in connection with our initial public offering in exchange for the contribution of their properties have certain preferences, which could limit our ability to pay dividends or other distributions to the holders of our securities or engage in certain business combinations, recapitalizations or other fundamental changes.

In exchange for the contribution of properties to our portfolio in connection with our initial public offering, some contributors received series A preferred units in our operating partnership, which units have an aggregate liquidation preference of approximately $12.5 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on our series B preferred stock and our common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). If we choose to redeem the outstanding series A preferred units in connection with a fundamental change, this could reduce the amount of cash available for distribution to holders of our series B preferred stock and our common stock. In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Our common stock is ranked junior to our series B preferred stock.

Our common stock is ranked junior to our series B preferred stock. Our outstanding series B preferred stock also has or will have a preference upon our dissolution, liquidation or winding up in respect of assets available for distribution to our stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In the future, we may attempt to increase our capital resources by making additional offerings of equity securities, including classes or series of additional preferred stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offering. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.

Conflicts of interest exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their management of our company. At the same time, we, as the general partner of our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Maryland law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. Our fiduciary duties and obligations as general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to our company.

Additionally, the partnership agreement provides that we and our directors and officers will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we, or such director or officer acted in good faith. The partnership agreement also provides that we will not be liable to the operating partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by the operating partnership or any limited partner, except for liability for our intentional harm or gross negligence. Moreover, the partnership agreement provides that our operating partnership is required to indemnify us and our directors, officers and employees, officers and employees of the operating partnership and our designees from and against any and all claims that relate to the operations of our operating partnership, except (1) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) for any transaction for which the indemnified party received an improper personal benefit, in money, property or services or otherwise, in violation or breach of any provision of the partnership agreement or (3) in the case of a criminal proceeding, if the indemnified person had reasonable cause to believe that the act or omission was unlawful. No reported decision of a Maryland appellate court has interpreted provisions similar to the provisions of the partnership agreement of our operating partnership that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability for money damages to the operating partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.

We may pursue less vigorous enforcement of terms of the contribution and other agreements with members of our senior management and our affiliates because of our dependence on them and conflicts of interest.

Each of Victor J. Coleman, Howard S. Stern and affiliates of the Farallon Funds are parties to contribution agreements with us pursuant to which we have acquired interests in our properties and assets. In addition, Messrs. Coleman and Stern are parties to employment agreements with us. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with members of our senior management and the Farallon Funds, with possible negative impact on stockholders.

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer or prevent a change of control transaction, even if such a change in control may be in your interest, and as a result may depress the market price of our securities.

Our charter contains certain ownership limits. Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorize our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of each of our common stock and series B preferred stock, and more than 9.8% in value of the aggregate outstanding shares of all classes and series of our stock. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. In connection with our initial public offering and the offering of our series B preferred stock, our board of directors granted to the Farallon Funds and certain of their affiliates, which we refer to collectively as the Farallon excepted holders, and to certain other persons, exemptions from the ownership limits, subject to various conditions and limitations. The restrictions on ownership and transfer of our stock may:

•
discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or series B preferred stock or that our stockholders otherwise believe to be in their best interests; or

•
result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval. Subject to the rights of holders of series B preferred stock to approve the classification or issuance of any class or series of stock ranking senior to the series B preferred stock, our board of directors has the power under our charter to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our securities or that our stockholders otherwise believe to be in their best interest.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that our stockholders otherwise believe to be in their best interest. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interest of our stockholders, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, we have elected, by resolution of our board of directors, to exempt from the business combination provisions of the MGCL, any business combination that is first approved by our disinterested directors and, pursuant to a provision in our bylaws, to exempt any acquisition of our stock from the control share provisions of the MGCL. However, our board of directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt into the control share provisions of the MGCL at any time in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could be in the best interest of our stockholders. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us. Provisions in the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on units;

•
our ability, as general partner, in some cases, to amend the partnership agreement and to cause the operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners;

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers or other transactions involving us under specified circumstances; and

•
restrictions on debt levels and equity requirements pursuant to the terms of our series A preferred units, as well as required distributions to holders of series A preferred units of our operating partnership, following certain changes of control of us.

Our charter, bylaws, the partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that our stockholders otherwise believe to be in their best interest.

Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could adversely affect our financial condition, results of operations, cash flow and per share trading price of our securities.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited.

Tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with our formation transactions for our IPO, we entered into tax protection agreements with certain third-party contributors that provide that if we dispose of any interest with respect to the First Financial or Tierrasanta properties in a taxable transaction during the period from the closing of our initial public offering on June 29, 2010 through certain specified dates ranging until 2027, we will indemnify the third-party contributors for certain tax liabilities payable as a result of the sale (as well as tax liabilities payable as a result of the reimbursement payment). Certain contributors’ rights under the tax protection agreements with respect to these properties will, however, expire at various times (depending on the rights of such partner) during the period beginning in 2017 and prior to the expiration, in 2027, of the maximum period for indemnification. The First Financial and Tierrasanta properties represented 11.8% of our office portfolio’s annualized base rent as of December 31, 2010. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of certain taxes payable by these contributors (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

Our tax protection agreements may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Our tax protection agreements provide that during the period from the closing of our initial public offering on June 29, 2010, through certain specified dates ranging from 2017 to 2027, our operating partnership will offer certain holders of units who continue to hold the units received in respect of the formation transactions the opportunity to guarantee debt. If we fail to make such opportunities available, we will be required to indemnify such holders for certain tax liabilities resulting from our failure to make such opportunities available to them (and any tax liabilities payable as a result of the indemnity payment). We agreed to these provisions in order to assist certain contributors in deferring the recognition of taxable gain as a result of and after the formation transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

We are a holding company with no direct operations and, as such, we rely on funds received from our operating partnership to pay liabilities, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends we might declare on our common stock and on shares of our series B preferred stock. We also rely on distributions from our operating partnership to meet our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, claims of our equity holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries and subordinate to the rights of holders of series A preferred units. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We intend to elect to be taxed as a REIT for federal income tax purposes on our federal income tax return for our taxable year ending December 31, 2010. We believe that we have operated, and we intend to continue operating, in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with such taxable year. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we will qualify as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the value of our securities.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries will be subject to tax as regular corporations in the jurisdictions they operate.

Our ownership of taxable REIT subsidiaries is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.

We currently own an interest in one taxable REIT subsidiary and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of our total assets may be represented by securities, including securities of taxable REIT subsidiaries, other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of any taxable REIT subsidiaries and other nonqualifying assets that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and per share trading price of our securities.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could have an adverse effect on our business results, profitability and ability to execute our business plan. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2010, our stabilized portfolio consisted of 12 wholly-owned properties and a 51% consolidated joint venture investment in Rincon Center, located in eight California submarkets, containing a total of approximately 4.0 million square feet, which we refer to as our portfolio. The following table presents an overview of our portfolio, based on information as of December 31, 2010. Rental data presented in the table below for office properties reflects annualized base rent on leases in place as of December 31, 2010 and does not reflect actual cash rents historically received because such data does not reflect abatements or tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Rental data presented in the table below for media and entertainment properties reflects actual cash base rents, excluding tenant reimbursements, received during the 12 months ended December 31, 2010. Leases at our media and entertainment properties are typically short-term leases of one year or less, and other than the KTLA lease at our Sunset Bronson property, substantially all of the current in-place leases at our media and entertainment properties will expire in 2011 and 2012.

All of our properties are located in California, and are owned through our operating partnership.

The following table sets forth certain information relating to each of the stabilized office and media and entertainment properties owned as of December 31, 2010.

Property	City	Year Built/ Renovated	Square Feet(1)	Percent Leased(2)	Annualized Base Rent/ Annual Base Rent(3)	Annualized Base Rent/ Annual Base Rent Per Leased Square Foot(4)
OFFICE PROPERTIES
1455 Market	San Francisco	1977	1,012,012	92.1%	$13,293,602	$14.26
Rincon Center(5)	San Francisco	1985	580,850	81.1	17,405,916	36.96
City Plaza	Orange	1969/1999	333,922	93.7	7,794,151	24.90
875 Howard Street	San Francisco	Various	286,270	65.6	2,858,829	15.21
First Financial	Encino (LA)	1986	222,423	84.8	6,314,462	33.49
10950 Washington	Culver City	Various	158,873	99.5	4,282,389	27.09
222 Kearny Street	San Francisco	Various	148,797	76.9	4,157,584	36.34
Del Amo Office	Torrence (LA)	1986	113,000	100.0	3,069,070	27.16
Technicolor Building	Hollywood (LA)	2008	114,958	100.0	4,103,173	35.69
Tierrasanta	San Diego	1985	104,234	96.8	1,580,915	15.67
9300 Wilshire Boulevard	Beverly Hills	1965/2001	58,484	90.5	2,238,706	42.30
Total/Weighted Average Office Properties:			3,133,823	87.7%	$67,098,796	$24.43
MEDIA & ENTERTAINMENT PROPERTIES
Sunset Gower	Hollywood (LA)	Various	543,709	70.9%	$11,670,642	$30.27
Sunset Bronson	Hollywood (LA)	Various	313,723	75.5	9,520,517	40.18
Total/Weighted Average Media & Entertainment Properties:			857,432	72.6%	$21,191,159	$34.04
LAND
Sunset Bronson—Lot A	Hollywood (LA)	N/A	273,913
Sunset Bronson—Redevelopment	Hollywood (LA)	N/A	389,740
Sunset Gower— Redevelopment	Hollywood (LA)	N/A	423,396
City Plaza	Orange	N/A	360,000
Total Land Assets:			1,447,049
Portfolio Total:			5,438,304

(1)
Square footage for office and media and entertainment properties has been determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association, or BOMA, rentable area. Square footage may change over time due to remeasurement or releasing. Square footage for land assets represents management’s estimate of developable square feet, the majority of which remains subject to receipt of entitlement approvals that have not yet been obtained.

(2)
Percent leased for office properties is calculated as (i) square footage under commenced leases as of December 31, 2010, divided by (ii) total square feet, expressed as a percentage. Percent leased for media and entertainment properties is the average percent leased for the 12 months ended December 31, 2010. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(3)
We present rent data for office properties on an annualized basis, and for media and entertainment properties on an annual basis. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2010, by (ii) 12. Annual base rent for media and entertainment properties reflects actual base rent for the 12 months ended December 31, 2010, excluding tenant reimbursements.

(4)
Annualized base rent per leased square foot for the office properties is calculated as (i) annualized base rent divided by (ii) square footage under lease as of December 31, 2010. Annual base rent per leased square foot for the media and entertainment properties is calculated as (i) actual base rent for the 12 months ended December 31, 2010, excluding tenant reimbursements, divided by (ii) average square feet under lease for the 12 months ended December 31, 2010.

(5)	As of December 31, 2010, we owned a 51% joint venture interest in the Rincon Center property. On February 24, 2011, we exercised our call right to purchase the remaining 49% interest at a purchase price of approximately $40.3 million, which includes an allocation of the net current assets. The transaction is expected to close in the second quarter of 2011.

Office Portfolio
Our portfolio consists of 11 office properties (including our Rincon Center joint venture interest) comprising an aggregate of approximately 3.1 million square feet. As of December 31, 2010, our office properties were approximately 87.7% leased to approximately 171 tenants (or 88.0% leased, giving effect to leases signed but not commenced as of that date). All of our office properties are located in prime California submarkets. As of December 31, 2010, the weighted average remaining lease term for our office portfolio was 58 months.
Tenant Diversification of Office Portfolio
Our office portfolio is currently leased to a variety of companies. The following table sets forth information regarding the 10 largest tenants in our office portfolio based on annualized base rent as of December 31, 2010.

Tenant	Property	Lease Expiration(1)	Total Leased Square Feet	Percentage of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent
Bank of America	1455 Market	Various (3)	835,649	26.7%	$9,950,860	14.8%
AIG	Rincon Center	Various (4)	170,089	5.4	6,809,675	10.1
AT&T	Rincon Center	8/31/2013	155,964	5.0	5,850,333	8.7
Technicolor Creative Services USA, Inc.	Technicolor Building	5/31/2020	114,958	3.7	4,103,173	6.1
GSA - U.S. Corps of Engineers	1455 Market	2/19/2017	89,995	2.9	3,150,982	4.7
Saatchi & Saatchi North America, Inc.	Del Amo Office	12/31/2019	113,000	3.6	3,069,070	4.6
Kondaur Capital Corp.	City Plaza	3/31/2013	125,208	4.0	3,004,992	4.5
NFL Enterprises	10950 Washington	3/31/2015	95,570	3.0	2,808,595	4.2
State of California	Rincon Center	7/31/2012	35,452	1.1	1,659,606	2.5
Pepperdine University	First Financial	1/31/2019	35,351	1.1	1,367,659	2.0
Total:			1,771,236	56.5%	$41,774,945	62.2%

(1)	The AIG, GSA - U.S. Corps of Engineers, Saatchi & Saatchi North America, Inc. and State of California leases are subject to early termination prior to expiration at the option of the tenant.

(2)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2010, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

(3)
Bank of America lease expiration by square footage: (1) 28,574 square feet at December 31, 2011; (2) 25,474 square feet at December 31, 2012; (3) 236,522 square feet at December 31, 2013; (4) 331,197 square feet at December 31, 2015; and (5) 213,882 square feet at December 31, 2017.

(4)	AIG lease expiration by square footage: (1) 3,332 square feet at May 31, 2011; (2) 166,757 square feet at July 31, 2017.
Lease Distribution of Office Portfolio
The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2010.

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Leased Square Feet	Percentage of Office Portfolio Leased Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
2,500 or less	72	41.6%	89,902	3.3%	$3,000,670	4.5%
2,501-10,000	61	35.3	309,682	11.2	10,295,562	15.3
10,001-20,000	12	6.9	175,386	6.4	5,024,180	7.5
20,001-40,000	11	6.4	309,578	11.2	8,299,815	12.3
40,001-100,000	4	2.3	335,897	12.2	7,690,466	11.4
Greater than 100,000	6	3.5	1,514,868	55.0	32,788,103	48.7
Building management use	5	2.9	11,785	0.4	—	—
Uncommenced leases	2	1.2	9,288	0.3	259,995	0.4
Office Portfolio Total:	173	100.0%	2,756,386	100.0%	$67,358,791	100.0%
_____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including under uncommenced leases for the month ended December 31, 2010 by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations of Office Portfolio
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2010 plus available space, for each of the ten full calendar years beginning January 1, 2010 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Available	—	377,437	12.0%	$—	—%	$—
2010	1	3,509	0.1	94,743	0.1	27.00
2011	38	192,825	6.2	4,867,706	7.2	25.24
2012	29	149,323	4.8	4,757,639	7.1	31.86
2013	35	710,262	22.7	17,068,998	25.3	24.03
2014	20	107,403	3.4	2,872,665	4.3	26.75
2015	18	470,100	15.0	7,535,645	11.2	16.03
2016	9	105,870	3.4	2,960,556	4.4	27.96
2017	11	581,878	18.6	14,901,402	22.1	25.61
2018	2	27,613	0.9	562,686	0.8	20.38
2019	6	215,745	6.9	6,257,044	9.3	29
Thereafter	2	170,785	5.4	5,219,712	7.7	30.56
Building management use	5	11,785	0.004	—	—	—
Signed leases not commenced	2	9,288	0.003	259,995	0.4%	27.99
Office Portfolio Total/Weighted Average:	178	3,133,823	100.0%	$67,358,791	100.0%	$24.44
____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including under uncommenced leases for the month ended December 31, 2010, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

Media and Entertainment Portfolio
Our portfolio of operating properties includes two properties that we consider to be media and entertainment properties, encompassing an aggregate of 857,432 square feet. We define our media and entertainment properties as those properties in our portfolio that are primarily used for the physical production of media content, such as television, feature films, commercials, music videos and photographs. These properties generally also feature a traditional office component that is leased to production companies and content providers. For the 12 months ended December 31, 2010, our media and entertainment properties were approximately 72.6% leased. Our media and entertainment properties are located in prime

Southern California submarkets.
Leasing Characteristics of Media and Entertainment Properties
The duration of typical lease terms for tenants of media and entertainment properties tends to be shorter than those of traditional office properties. Generally, terms of the media and entertainment leases are one year or less, as tenants are never certain as to whether their productions will continue to be carried by networks or cable channels. However, historically, many entertainment tenants have exercised renewal options such that their actual tenancy is extended for multiple years. As an example, productions such as Judge Judy, Judge Joe Brown, Family Feud and Hannah Montana have been tenants at Sunset Bronson Studios for between three and 12 years. At Sunset Gower Studios, NBC’s Heroes was a tenant for four years prior to its cancellation and Showtime’s Dexter has been a tenant for three years. Additionally, occupancy levels for sound stage space and office and support space tend to run in parallel, as a majority of stage users also require office and support space. In addition, we require tenants at our media and entertainment properties to use our facilities for items such as lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). As a result, our other property-related revenues tend to track overall occupancy of our media and entertainment properties. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.
Description of Our Media and Entertainment Properties
Sunset Gower, Hollywood, California
Sunset Gower is a 15.6 acre media and entertainment property located in the heart of Hollywood, four blocks west of the Hollywood (101) Freeway. The property encompasses almost an entire city block, bordered by Sunset Boulevard to the north, Gower Street to the west, Gordon Street to the east and Fountain Avenue to the south. The property, a fixture in the Los Angeles-based entertainment industry since it was built in the 1920s, served as Columbia Pictures’ headquarters through 1972 and is now one of the largest independent media and entertainment properties in the United States. Sunset Gower provides a fully-integrated environment for its media and entertainment-focused tenants within which they can access creative and technical talent for film and television production and post-production. Sunset Gower typically serves as home to single camera television and motion picture production tenants. The property is comprised of 368,149 square feet of office and support space, along with 12 sound stage facilities totaling 175,560 square feet. In addition, there are 1,450 parking spaces (situated in both surface and structured parking lots). Included in the total office square feet is a building, known as 6060 Sunset, which is comprised of approximately 17,000 square feet and was purchased separately from the Sunset Gower property and completely renovated, including core and shell upgrades. The renovation was completed in October 2009 and we believe that this space will be well suited for longer term media and entertainment tenants. For the year ended December 31, 2010, Sunset Gower was approximately 70.9% leased.
Approximately 0.59 acres of the site is subject to a ground lease held by SGS Holdings, LLC pursuant to a lease dated August 26, 1949 between Elizabeth K. Chadwick, as lessor, and SGS Holdings (as successor-in-interest to Columbia Pictures Corporation), as lessee (expiring March 31, 2060); the remaining portion of the Sunset Gower property is owned by SGS Holdings in fee, with the exception of 6060 Sunset, which is owned by SGS Realty II, LLC.
In addition to Sunset Gower’s existing facilities, the current zoning designation for Sunset Gower, M1-1—Limited Industrial, City of Los Angeles, permits a floor area ratio, or FAR, of 1.5x, which implies a maximum allowable density of 1,022,933 square feet, or an incremental 423,436 square feet above the existing 599,497 floor area ratio, including the Technicolor Building. However, as of December 31, 2010, we had no immediate plans to develop additional facilities on the property.
Sunset Gower Primary Tenants
The following table summarizes information regarding the primary tenants of Sunset Gower for the year ended December 31, 2010:

Tenant	Principal Nature of Business	Lease Expiration		Renewal Options	Total Leased Square Feet(1)	Percentage of Property Square Feet	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)	Percentage of Property Annual Base Rent
Blind Decker Productions (Dexter)	Television/Entertainment	12/31/2011	(4)	—	58,809	10.8%	$1,839,262	$31.28	15.8%
Total/Weighted Average:					58,809	10.8%	$1,839,262	$31.28	15.8%
_____________

(1)
Reflects average square feet under lease to such tenant during the period of its tenancy. Of the 58,809 square feet leased to Blind Decker Productions, approximately 20,328 square feet is office and support space and approximately 38,481 square feet is sound stage space.

(2)	Annual base rent reflects actual base rent for the year ended December 31, 2010, excluding tenant reimbursements.

(3)
Annual base rent per leased square foot is calculated as actual rent for the year ended December 31, 2010, excluding tenant reimbursements, divided by average square feet under lease for the year ended December 31, 2010.

(4)
Blind Decker Productions is obligated to maintain their lease if Dexter is renewed for another season. The Sixth Amendment to Lease, dated December 28, 2009, extended the term through December 31, 2013. The tenant has a termination option, which it may exercise by giving 90 days’ notice and by paying the equivalent of seven months of rent.

Sunset Gower Percent Leased and Base Rent
The following table sets forth the percentage leased, annual base rent per leased square foot and annual net effective base rent per leased square foot for Sunset Gower as of the dates indicated below:

Date	Percent Leased(1)	Annual Base Rent Per Leased Square Foot(2)	Annual Net Effective Base Rent Per Leased Square Foot (3)
December 31, 2010	70.9%	$30.27	$30.27
December 31, 2009	68.2	29.83	29.83
December 31, 2008	74.2	27.94	27.94
_____________

(1)
Percent leased is the average percent leased for the 12 month period ended as of each of the respective measurement dates indicated above. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(2)
Annual base rent per leased square foot is calculated as actual base rent, excluding tenant reimbursements, for the 12 month period ended as of each of the respective measurement dates indicated above divided by average square feet under lease for the 12 month period ended as of each of the respective measurement dates indicated above.

(3)
Annual net effective base rent per leased square foot represents (i) actual base rent, excluding tenant reimbursements, for the 12 month period ended as of each of the respective measurement dates indicated above, calculated on a straight-line basis to amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) the average square feet under lease for the 12 month period ended as of each of the respective measurement dates indicated above.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A. secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. Proceeds from the loan were used to fully refinance the $37.0 million mortgage loan secured by our Sunset Bronson campus that was scheduled to mature on April 30, 2011. The remaining proceeds were used to partially pay down our $200 million secured credit facility. Sunset Gower was removed from the portfolio of properties that secure our secured revolving credit facility in connection with the closing on this term loan.
Sunset Bronson, Hollywood, California
Sunset Bronson is a 10.6 acre media and entertainment property located in the heart of Hollywood, one block west of the Hollywood (101) Freeway and in close proximity to the Sunset Gower property. The property encompasses a full city block, bordered by Sunset Boulevard to the north, Bronson Avenue to the west, Van Ness Avenue to the east and Fernwood Avenue to the south. The property, which was built in phases from 1924 through 1981, formerly served as Warner Brothers Studios’ headquarters and has been continuously operated as a media and entertainment property since the 1920s. The property includes a Historical-Cultural Monument designation for the Site of the Filming of the First Talking Film (The Jazz Singer) that is specific to the building structure that fronts Sunset Boulevard. Similar to nearby Sunset Gower, Sunset Bronson is a multi-use property with a full complement of production, post-production and support facilities that enable its media and entertainment focused tenants to conduct their business in a collaborative and efficient setting. In contrast to Sunset Gower, which typically serves single camera television and motion picture productions, Sunset Bronson caters to multi-camera television productions, such as game shows, talk shows or courtroom shows that record in video and require a control room to manage and edit the productions’ multiple cameras. Excluding the KTLA portion of the property, which is described below,

Sunset Bronson consists of approximately 86,108 square feet of office and support space and nine sound stage facilities with approximately 137,109 square feet, along with 455 parking spaces. The property has three digital control rooms, one of which has high-definition technology, which allow tenants to edit productions filmed with high-definition cameras. For the 12 months ended December 31, 2010, Sunset Bronson was approximately 75.5% leased.
Sunset Bronson also includes the KTLA facility, which is a multi-use office, broadcasting and production facility located on the Sunset Bronson property described above. The KTLA facility is 100% leased by KTLA Channel 5, one of the largest independent television stations in Los Angeles and has served as KTLA’s only broadcast facility and its primary office and production location for over 50 years. In connection with the acquisition of the Sunset Bronson property, KTLA, Inc., a subsidiary of Tribune Company, entered into a five-year lease for approximately 90,506 square feet, which includes 83,531 square feet of office and support space and 6,975 square feet encompassing two sound stages. At the time of the closing of the acquisition of the Sunset Bronson property, our predecessor received a prepayment of $16.3 million from KTLA in prepayment of its rents for the initial five-year term of its lease. On December 8, 2008, Tribune Company and several of its affiliates, including KTLA, Inc., filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On June 25, 2009, KTLA assumed its lease for the KTLA facility and cured all outstanding pre-petition amounts due us.
We have entered into an amendment to the KTLA lease that extends the lease term through January 31, 2016. Net rents will be approximately $2,707,940 from February 1, 2013 through January 31, 2014, $2,789,178 from February 1, 2014 through January 31, 2015 and $2,872,853 from February 1, 2015 through January 31, 2016.
In addition to Sunset Bronson’s existing facilities, the current zoning designation for Sunset Bronson, M1-1—Limited Industrial, City of Los Angeles, permits a FAR of 1.5x, which implies a maximum allowable density of 689,565 square feet or an incremental 391,836 square feet above the existing 297,729 total FAR, including the KTLA portion of the property.

Sunset Bronson Primary Tenants
The following table summarizes information regarding the primary tenants of Sunset Bronson as of December 31, 2010:

Tenant	Principal Nature of Business	Lease Expiration(1)	Renewal Options	Total Leased Square Feet(2)	Percentage of Property Square Feet	Annual Base Rent(3)	Annual Base Rent Per Leased Square Foot(4)	Percentage of Property Annual Base Rent
KTLA	Television/ Entertainment	1/31/2016	—	90,506	28.8%	$3,256,498	$35.98	34.2%
3 Doors Productions	Television/ Entertainment	1/28/2011	—	43,429	13.8	1,267,123	31.83	13.3
Total/Weighted Average:				133,935	42.6%	$4,523,621	$34.71	47.5%
______________

(1)	The lease for 3 Doors Production has been extended to May 29, 2011.

(2)	Reflects average square feet under lease to such tenant during the period of its tenancy.

(3)
Annual base rent reflects actual base rent for the year ended December 31, 2010, excluding tenant reimbursements. As of February 1, 2013, annualized base rent for KTLA will be $2,707,940, subject to annual increases of three percent and abatements of $676,985, $697,294, and $718,213 for 2013, 2014 and 2015, respectively.

(4)
Annual base rent per leased square foot is calculated as actual base rent for the year ended December 31, 2010, excluding tenant reimbursements, divided by average square feet under lease for the year ended December 31, 2010.

Sunset Bronson Percent Leased and Base Rent
The following table sets forth the percentage leased, annual base rent per leased square foot and annual net effective base rent per leased square foot for the Sunset Bronson property as of the dates indicated below:

Date	Percent Leased (1)	Annual Base Rent Per Leased Square Foot (2)	Annual Net Effective Base Rent Per Leased Square Foot (3)
December 31, 2010	75.5%	$40.18	$37.97
December 31, 2009	68.5	40.12	38.70
_________________

(1)
Percent leased is the average percent leased for the year ended as of each of the respective measurement dates indicated above. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(2)
Annual base rent per leased square foot is calculated as actual base rent, excluding tenant reimbursements, for the year ended as of each of the respective measurement dates indicated above divided by average square feet under lease for the year ended as of each of the respective measurement dates indicated above.

(3)
Annual net effective base rent per leased square foot represents (i) actual base rent, excluding tenant reimbursements, for the year ended as of each of the respective measurement dates indicated above, calculated on a straight-line basis to amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) the average square feet under lease for the year ended as of each of the respective measurement dates indicated above.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A. secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. Proceeds from the loan were used to fully refinance the $37.0 million mortgage loan secured by our Sunset Bronson campus that was scheduled to mature on April 30, 2011. The remaining proceeds were used to partially pay down our $200 million secured credit facility.
Sunset Bronson Lot A
In connection with our acquisition of Sunset Bronson in 2008, we acquired a 67,381 square foot undeveloped lot located on the northwest corner of Sunset Boulevard and Bronson Avenue. The lot is located two blocks west of the I-101 Freeway, in between the Sunset Gower and Sunset Bronson properties. The site is currently used as a surface parking lot and can be developed to include up to 60,855 square feet of retail and office space based on current zoning, with the opportunity to add additional developable square footage through certain municipal land entitlement approvals. We estimate that with further entitlements, we could increase the developable square footage to approximately 273,913 square feet. The lot also includes a signage take down credit that allows for a 2,496 square foot supergraphic sign to be placed on the property, conditioned upon approval by the Los Angeles Department of Building and Safety. While we are holding this property for its development potential, we do not currently have any plans for its development.

Item 3. Legal Proceedings

From time to time, we are a party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition or results of operations if determined adversely to us.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of March 1, 2011, we had approximately 22,451,829 shares of common stock outstanding, including unvested restricted stock grants. Our common stock has traded on the New York Stock Exchange under the symbol “HPP” since June 24, 2010. The applicable high and low prices of our common stock from June 24, 2010 through December 31, 2010, as reported by the New York Stock Exchange, are set forth below for the periods indicated. Prior to June 24, 2010, none of our common stock was listed on a national securities exchange and there was no established public trading market for such shares.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. Dividends will be made to those stockholders who are stockholders as of the dividend record dates. Dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deem relevant.

Quarterly dividend distributions paid on all outstanding classes of common stock to our stockholders during the year ended 2010 are presented below:

Fiscal year 2010	High	Low	Close	Per Share Common Stock Dividends Declared
Second quarter (June 29 - June 30, 2010)	$17.33	$17.25	$17.25	$0.0021
Third quarter	17.00	15.86	16.37	0.095
Fourth quarter	16.52	14.69	15.05	0.095

The closing share price for our common stock on March 1, 2011, as reported by the New York Stock Exchange, was $15.10. As of March 1, 2011, there were 21 stockholders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

 Equity Compensation Plan Information
           Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K , or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the New York Stock Exchange on June 24, 2010 and ending on December 31, 2010. The graph assumes a $100 investment in each of the indices on June 24, 2010 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P Index, and an industry peer group. Our stock price performance shown in the following graph is not indicative of future stock price performance.

		Period Ending
Index	06/24/10	06/30/10	07/31/10	08/31/10	09/30/10	10/31/10	11/30/10	12/31/10
Hudson PacificProperties, Inc.	100	101.47	96.82	96.82	96.88	94.69	90.31	89.63
S&P 500	100	94.42	101.03	96.47	105.08	109.08	109.09	116.38
SNL US RE <$500M Implied Cap	100	96.11	101.12	94.93	101.18	109.75	108.51	113.29

Use of Proceeds (Series B Preferred Stock)

Net proceeds from our series B preferred stock offering were approximately $84.7 million, after deducting underwriting discounts and commissions (before other transaction expenses). We contributed the net proceeds of that offering to our operating partnership in exchange for series B preferred units, and our operating partnership used the net proceeds from the offering, together with draws under our $200 million secured credit facility and cash on hand, to fund acquisition costs related to our acquisitions of the 1455 Market property and Rincon Center joint venture interest completed in the fourth quarter of 2010.

Item 6. Selected Financial Data

The following tables set forth, on a historical basis, selected financial and operating data. The financial information has been derived from our consolidated balance sheets and statements of operations. The following data should be read in conjunction with our financial statements and notes thereto and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included below in this Form 10-K.

HUDSON PACIFIC PROPERTIES
(in thousands, except share, per share, square footage and occupancy data)
Year Ended December 31,

	Consolidated	Historical Combined
	2010	2009	2008	2007
Statements of Operations Data:
Revenues
Office
Rental	$22,247	$11,046	$8,235	$3,905
Tenant recoveries	4,023	2,024	1,504	620
Other	233	252	41	—
Total office revenues	26,503	13,322	9,780	4,525

Media & entertainment
Rental	$20,931	$19,916	$22,075	$4,215
Tenant recoveries	1,571	1,792	1,544	58
Other property-related revenue	11,397	9,427	13,509	2,917
Other	238	64	92	7
Total media & entertainment revenues	$34,137	$31,199	$37,220	$7,197

Total revenues	$60,640	$44,521	$47,000	$11,722

Operating expenses
Office operating expenses	$10,212	$6,242	$3,003	$1,182
Media & entertainment operating expenses	19,815	19,545	23,881	4,899
General and administrative	4,493	—	—	—
Depreciation and amortization	15,912	10,908	9,693	3,592
Total operating expenses	$50,432	$36,695	$36,577	$9,673

Income from operations	$10,208	$7,826	$10,423	$2,049

Other expense (income)
Interest expense	$8,831	$8,792	$12,029	$6,096
Interest income	(59)	(19)	(48)	(57)
Unrealized (gain) on interest rate contracts	(347)	(400)	835	24
Sale of Lot	—	—	208	—
Acquisition-related expenses	4,273	—	—	—
Other expenses	192	97	21	—
	$12,890	$8,470	$13,045	$6,063

Net loss	$(2,682)	$(644)	$(2,622)	$(4,014)
Less: Net income attributable to preferred non-controlling partnership interest	(817)	—	—	—
Less: Net income attributable to restricted shares	(50)	—	—	—
Less: Net (income) loss attributable to non-controlling members in consolidated real estate entities	(119)	29	81	141
Add: Net loss attributable to unitholders in the Operating Partnership	418	—	—	—
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling members' equity	$(3,250)	$(615)	$(2,541)	$(3,873)

Per-Share Data:
Net (loss) attributable to shareholders’ per share—basic and diluted	$—	—	—	—
Weighted average shares of common stock outstanding—basic and diluted	21,946,508	—	—	—
Dividends declared per common share	$0.095	—	—	—

HUDSON PACIFIC PROPERTIES
(in thousands, except share, per share, square footage and occupancy data)
Year Ended December 31,

Balance Sheet Data:
Investment in real estate, net	$838,777	$412,085	$409,192	$237,071
Total assets	1,004,576	448,234	446,037	264,930
Notes payable	342,060	189,518	185,594	167,531
Total liabilities	390,243	221,646	224,306	188,483
6.25% Series A cumulative redeemable preferred units of the Operating Partnership	12,475	—	—	—
Redeemable non-controlling interest in consolidated real estate entity	40,328	—	—	—
Series B cumulative redeemable preferred stock	87,500	—	—	—
Members' / stockholders’ equity	408,346	223,240	218,449	74,654
Non-controlling partnership / members’ interest	65,684	3,348	3,282	1,793
Total equity	561,530	226,588	221,731	76,447
Total liabilities and equity	$1,004,576	$448,234	$446,037	$264,930

Other Data
Cash flows from
Operating activities	7,619	4,538	20,049	(5,433)
Investing activities	(242,156)	(15,457)	(178,526)	(238,903)
Financing activities	279,718	8,800	163,794	244,832

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A: Risk Factors and the discussion under the captions “—Forward-looking Statements” above and “—Liquidity and Capital Resources” below. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.
Executive Summary
Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2010 our consolidated office portfolio consisted of 11 properties with approximately 3.1 million square feet, and our media and entertainment portfolio consisted of two properties with a total of 0.9 million square feet. Our total office portfolio includes our consolidated office properties and one office property owned in a joint venture with an affiliate of Beacon Capital Partners. As of December 31, 2010, our consolidated office portfolio was 88.0% leased(including leases not yet commenced). Our media and entertainment properties were 72.6% leased for the trailing 12-month period ended December 31, 2010.
Current Year Acquisitions, Repositionings and Financings.
Acquisitions. Concurrently with our initial public offering, we acquired certain property-owning entities, Glenborough Tierrasanta, LLC (asset-owning entity of Tierrasanta) and GLB Encino, LLC (asset-owning entity of First Financial), and an entity holding certain management agreements, Hudson Capital, LLC. In August 2010, we acquired two additional office properties, the Del Amo Office property and the 9300 Wilshire Boulevard office property. In October 2010, we acquired our 222 Kearny Street property. In December 2010, we completed three acquisitions, including our acquisition of the 1455 Market and 10950 Washington properties and our acquisition of Rincon Center pursuant to a joint venture with an affiliate of Beacon Capital Partners. The Rincon Center joint venture is consolidated in our audited financial statements.
Dispositions. We did not dispose of any properties in 2010.
Repositionings. We generally select a property for repositioning at the time we purchase it. We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to determine the optimal use and tenant mix. A repositioning can consist of a range of improvements to a property, and may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants. Because each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket, the results are varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period. The repositioning process generally occurs over the course of months or even years. Although usually associated with newly-acquired properties, repositioning efforts can also occur at properties we already own; repositioning properties discussed in the context of this paragraph exclude acquisition properties where the plan for improvement is implemented as part of the acquisition. During 2010, our 875 Howard Street property was our only repositioning property.
Financings. In connection with our acquisitions of the Tierrasanta and First Financial property-owning entities at our initial public offering, we assumed project-level financing of $14.3 million and $43.0 million, respectively, both scheduled to mature on December 1, 2011. In connection with our acquisitions our of 222 Kearny Street, 1455 Market and 10950 Washington properties, and our joint venture investment in Rincon Center, we drew $111.1 million on our secured revolving credit facility. In connection with our acquisition of the 10950 Washington property, we assumed a $30.0 million project-level financing scheduled to mature on February 1, 2012. Finally, we invested in the Rincon Center joint venture subject to a $106.0 million project-level financing scheduled to mature on July 1, 2011.
On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A. secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson property that was scheduled to mature on April 30, 2011. The remaining proceeds were used to partially pay down our $200 million secured credit facility. We have resulting undrawn availability of approximately $90.6 million on our secured credit facility.

With respect to other financings maturing in calendar year 2011, we will take steps prior to their maturity to either refinance such indebtedness, pay down indebtedness with available cash or access to our secured credit facility, or a combination thereof.
Basis of Presentation
The accompanying consolidated financial statements are the consolidated financial statements of Hudson Pacific Properties, Inc. and our subsidiaries, including our operating partnership. The results of the properties described under “—Acquisitions” above are included in our consolidated results as of the date of their respective acquisition. Similarly, the financings described under “—Financings” above are included in our consolidated results on the date that the asset as to which a loan has been assumed was acquired or as of the date of the applicable loan draw in the case of draws under our secured credit facility. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.
For periods prior to 2010, we have reclassified certain other property-related revenue and tenant recoveries relating to our media and entertainment properties that had been included as an offset to corresponding operating expenses, such that on account of such reclassification our media and entertainment revenue, other property-related revenue, and tenant recoveries and our media and entertainment operating expenses reflect the gross revenue and gross expenses, as applicable, without regard to such offset. This reclassification conforms the periods prior to 2010 with the current period presentation.
The accompanying financial statements have been prepared pursuant to the rules and regulations of the SEC, and they include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.

Factors That May Influence Our Operating Results

Business and Strategy

We focus our investment strategy on office properties located in submarkets with growth potential as well as on underperforming properties or portfolios that provide opportunities to implement a value-add strategy to increase occupancy rates and cash flow. Additionally, we intend to acquire properties or portfolios that are distressed due to near-term debt maturities or underperforming properties where we believe better management, focused leasing efforts and/or capital improvements would improve the property’s operating performance and value. Our strategy also includes active management, aggressive leasing efforts, focused capital improvement programs, the reduction and containment of operating costs and an emphasis on tenant satisfaction, which we believe will minimize turnover costs and improve occupancy.

From the acquisition of our first property in February 2007 through December 2010, we have acquired or developed 12 wholly owned properties and a 51% interest in the Rincon Center joint venture, totaling an aggregate of approximately 4.0 million square feet. We intend to pursue acquisitions of additional properties as a key part of our growth strategy, often including properties that may have substantial vacancy, which enables us to increase cash flow through lease-up. We expect to continue to acquire properties subject to existing mortgage financing and other indebtedness or to incur indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common or series B preferred stock and our common and series A preferred units.

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2010, the percent leased for our office properties was approximately 88.0% (or 87.7%, excluding leases signed but not commenced as of that date), and the percent leased for the media and entertainment properties (based on 12-month trailing average) was approximately 72.6%. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties generally are equal to or slightly above the current average quoted market rate, with the exception of our lease of 94,505 square feet to Burlington Coat Factory at our 875 Howard Street property and our lease of approximately 835,649 square feet to Bank of America at our 1455 Market property, which we believe to be substantially below-market rates. We believe the average rental rates for our media and entertainment properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets

The properties in our portfolio are all located in California submarkets. Positive or negative changes in economic or other conditions in California, including the state budgetary shortfall, employment rates, natural hazards and other factors, may impact our overall performance.

Operating Expenses

Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years are generally passed on to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net lease properties. As a public company, we estimate our annual general and administrative expenses will increase due to increased legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters, compared to the period prior to our initial public offering. In addition, we expect the properties in our portfolio to be reassessed as a result of our initial public offering. We believe the amount of property taxes we pay in the future will decrease due to the expected downward reassessment of certain of our properties in connection with the formation transactions completed concurrently with our initial public offering.

Taxable REIT Subsidiary

As part of the formation transactions, we formed Hudson Pacific Services, Inc., or our services company, a Maryland corporation that is wholly owned by our operating partnership. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes, and we may form additional taxable REIT subsidiaries in the future. Our services company generally may provide both customary and non-customary services to our tenants and engage in other activities that we may not engage in directly without adversely affecting our qualification as a REIT. Our services company and its wholly owned subsidiaries provide a number of services to certain tenants at our media and entertainment properties and, from time to time, one or more taxable REIT subsidiaries may provide services to our tenants at these and other properties. In addition, our operating partnership has contributed some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. We currently lease space to wholly owned subsidiaries of our services company at our media and entertainment properties and may, from time to time, enter into additional leases with one or more taxable REIT subsidiaries. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable), as a regular C corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.
Critical Accounting Policies
Our discussion and analysis of the historical financial condition and results of operations of Hudson Pacific Properties, Inc. are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial conditions and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial conditions to those of other companies.
Investment in Real Estate Properties
The properties in our portfolio are carried at cost, less accumulated depreciation and amortization. We allocate the cost of an acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with GAAP. We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Acquisition-related expenses are expensed in the period incurred.
Impairment of Long-Lived Assets
We assess the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recognize impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. We did not record any impairment charges related to our real estate assets and related intangibles during the year ended December 31, 2010 and 2009.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due for monthly rents and other charges. We maintain an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of our tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on amounts estimated to be recoverable over the term of the lease. At December 31, 2010 and 2009, management believes that the collectability of straight-line rent balances are reasonably assured; accordingly, no allowance was established against straight-line rent receivables. We evaluate the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and our historical collection experience. We recognize an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. Historical experience has been within management’s expectations.
Revenue Recognition
We recognize rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases, we recognize revenue upon acquisition of the asset, provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how and on which items a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
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

Other property-related revenue is revenue that is derived from the tenants’ use of lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). Other property-related revenue is recognized when these items are provided.
Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented gross, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, and we have discretion in selecting the supplier and bear the associated credit risk.
We recognize gains on sales of properties upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when (i) the collectability of the sales price is reasonably assured, (ii) we are not obligated to perform significant activities after the sale, (iii) the initial investment from the buyer is sufficient and (iv) other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition have been met.
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
Income Taxes
Our taxable income prior to the completion of our initial public offering is reportable by the members of the limited liability companies that comprise our predecessor. Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities for income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.
We intend to elect to be taxed as a REIT for federal income tax purposes on our federal income tax return for our taxable year ending December 31, 2010. We believe that we have operated, and we intend to continue operating, in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with such taxable year. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

We have elected to treat one of our subsidiaries as a taxable REIT subsidiary. Certain activities that we may undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a taxable REIT subsidiary. A taxable REIT subsidiary is subject to federal and, where applicable, state income taxes on its net income.
We are subject to the statutory requirements of the state in which we conduct business.

Results of Operations
The following table identifies each of the properties in our portfolio acquired through December 31, 2010 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	543,709
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
City Plaza	8/26/2008	333,922
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	104,234
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	58,484
222 Kearny	10/8/2010	148,797
1455 Market	12/16/2010	1,012,012
Rincon Center (1)	12/16/2010	580,850
10950 Washington	12/22/2010	158,873
Total		3,991,255

(1) We acquired a 51% joint venture interest in the Rincon Center property. On February 24, 2011, we exercised our call right to purchase the remaining 49% interest in the Rincon Center property at a purchase price of approximately $40.3 million including an allocation of the net current assets. The transaction is expected to close in the second quarter of 2011.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and other revenue. Total office revenues increased $13.2 million, or 98.9%, to $26.5 million for the year ended December 31, 2010 compared to $13.3 million for the year ended December 31, 2009. The period over period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $11.2 million, or 101.4%, to $22.2 million for the year ended December 31, 2010 compared to $11.0 million for the year ended December 31, 2009. The increase in rental revenues was primarily due to the acquisitions of the Tierrasanta, First Financial, Del Amo Office, 9300 Wilshire Boulevard, 222 Kearny Street, 1455 Market, Rincon Center joint venture and 10950 Washington office properties, together with an increase in average occupancy year-over-year for our City Plaza and 875 Howard Street office properties.

Office Tenant Recoveries. Office tenant recoveries increased $2.0 million, or 98.8%, to $4.0 million for the year ended December 31, 2010 compared to $2.0 million for the year ended December 31, 2009. The increase in tenant recoveries was primarily due to the acquisitions of Tierrasanta, First Financial, Del Amo Office, 9300 Wilshire Boulevard, 222 Kearny Street, 1455 Market, Rincon Center joint venture and 10950 Washington office properties, together with an increase in average occupancy year-over-year for our City Plaza and 875 Howard Street office properties.

Office Other Revenue. Other revenue remained relatively flat at $0.2 million for the year ended December 31, 2010 compared to $0.3 million for the year ended December 31, 2009.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $2.9 million, or 9.4%, to $34.1 million for the year ended December 31, 2010 compared to $31.2 million for the year ended December 31, 2009. The period over period changes in the items that comprise total media and entertainment revenue are primarily attributable to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties and percentage rent on retail space contained within those properties. Total media and entertainment rental revenue increased $1.0 million, or 5.1%, to $20.9 million for the year ended December 31, 2010 as compared to $19.9 million for the year ended December 31, 2009. The increase in rental revenue was primarily due to an increase in average occupancy year over year at our media and entertainment campuses.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat at $1.6 million for the year ended December 31, 2010 as compared to $1.8 million for the year ended December 31, 2009.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet services). Total other property-related revenue increased $2.0 million, or 20.9%, to $11.4 million for the year ended December 31, 2010 compared to $9.4 million for the year ended December 31, 2009. The increase in other property-related revenue was primarily due to an increase in lighting equipment rental revenue, parking revenue and telecommunications revenue relating to higher production activity at our media and entertainment campuses.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased $13.7 million, or 37.4%, to $50.4 million for the year ended December 31, 2010 compared to $36.7 million for the year ended December 31, 2009. Changes in total operating expenses are primarily attributable to the factors discussed below.

Office Operating Expenses. Office operating expenses increased $4.0 million, or 63.6%, to $10.2 million for the year ended December 31, 2010 compared to $6.2 million for the year ended December 31, 2009. The increase was primarily due to the acquisitions of Tierrasanta, First Financial, Del Amo Office, 9300 Wilshire Boulevard, 222 Kearny Street, 1455 Market, Rincon Center joint venture and 10950 Washington office properties, together with an increase in average occupancy year-over-year for our City Plaza and 875 Howard Street office properties.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $0.3 million, or 1.4%, to $19.8 million for the year ended December 31, 2010 compared to $19.5 million for the year ended December 31, 2009. The increase in operating expenses was due to an increase in other property-related expenses, primarily lighting and other equipment rental expenses resulting from higher production activity at our media and entertainment properties. The increase was partially offset by a one-time property tax expense reduction of $1.1 million received in October, 2010.

General and Administrative Expenses. General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. Since our initial public offering and formation transactions did not occur until June 29, 2010, the year ended December 31, 2009 does not include general and administrative expenses for corporate-level operations. The $4.5 million of general and administration expenses reflect the expenses of our corporate-level operations for the year ended December 31, 2010.

Depreciation and Amortization. Depreciation expense increased $5.0 million, or 45.9%, to $15.9 million for year ended December 31, 2010 compared to $10.9 million for the year ended December 31, 2009. The increase was primarily due to the acquisitions of the Tierrasanta, First Financial, Del Amo, 9300 Wilshire Boulevard, 222 Kearny Street, 1455 Market, Rincon Center joint venture and 10950 Washington office properties, together with an increase in average occupancy year-over-year for our City Plaza property and the completion of the renovation of our 875 Howard Street office property.

Other Expense (Income)

Interest Expense. Interest expense remained relatively flat at $8.8 million for the year ended December 31, 2010 compared to $8.8 million for the year ended December 31, 2009. The results reflect higher interest expense associated with loans assumed in connection with our acquisition of the Tierrasanta, First Financial, Rincon Center joint venture and 10950 Washington office properties and draws on our secured revolving credit facility, offset by the repayment of indebtedness in connection with our initial public offering, private placement and formation transactions on June 29, 2010.

Unrealized Gain on Interest Rate Contracts. Unrealized gain on interest rate contracts remained relatively flat at $0.3 million for the year ended December 31, 2010 as compared to $0.4 million for the year ended December 31, 2009.

Acquisition-Related Expenses. Acquisition-related expenses were $4.3 million for the year ended December 31, 2010, with no comparable expenses for the year ended December 31, 2009. The increase was due to transactional costs relating to our initial public offering and related formation transactions and transactional costs relating to our acquisitions of the Tierrasanta, First Financial, Del Amo Office, 9300 Wilshire Boulevard, 222 Kearny Street, Rincon Center joint venture, 1455 Market and 10950 Washington office properties.

Net Loss

Net loss for the year ended December 31, 2010 was $2.7 million compared to net loss of $0.6 million for the year ended December 31, 2009. The increase in net loss was primarily due to higher operating expenses at our office and media and entertainment properties, higher general and administrative expenses, higher depreciation and amortization expenses and transactional costs relating to our acquisitions of properties in connection with our initial public offering and related formation transactions and our acquisitions of the Del Amo Office, 9300 Wilshire Boulevard, 222 Kearny Street, Rincon Center joint venture and 10950 Washington office properties, partially offset by higher office and media and entertainment revenue, all as described above.
Comparison of year ended December 31, 2009 to year ended December 31, 2008
Revenue
Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries and other revenue. Total office revenues increased by $3.5 million, or 36.2%, to $13.3 million for the year ended December 31, 2009 compared to $9.8 million for the year ended December 31, 2008. The increase in total office revenue is attributable primarily to the factors discussed below.
Office Rental Revenue. Office rental revenue includes rental revenues from our office properties, percentage rent on retail space contained within those properties and lease termination income. Total office rental revenue increased by $2.8 million, or 34.1%, to $11.0 million for the year ended December 31, 2009 compared to $8.2 million for the year ended December 31, 2008. Total office rental revenues were primarily impacted by our acquisition activity during 2008 and the completion of the Technicolor Building. First, we acquired City Plaza on August 26, 2008, resulting in the inclusion of approximately four months of operations in the year ended December 31, 2008, compared to 12 months of operations in the year ended December 31, 2009. Second, the Technicolor Building was placed into service and the related lease commenced on June 1, 2008, which resulted in the inclusion of seven months of operations in the year ended December 31, 2008, compared to 12 months of operations in the year ended December 31, 2009.
Office Tenant Recoveries. Office tenant recoveries remained relatively flat for the year ended December 31, 2009 at $2.0 million compared to $1.5 million for the year ended December 31, 2008, and increased primarily due to the timing of the acquisition and construction activity referred to above.
Office Other Revenue. Office other revenue increased $0.2 million, or 514.6%, to $0.3 million for the year ended December 31, 2009 compared to $0.0 million for the year ended December 31, 2008, primarily due to the timing of the acquisition and construction activity referred to above.
Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue,

tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues decreased $6.0 million, or 16.2%, to $31.2 million for the year ended December 31, 2009 compared to $37.2 million for the year ended December 31, 2008. The decrease in total media and entertainment revenue is primarily attributable to the factors discussed below.
Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue decreased $2.2 million, or 9.8%, to $19.9 million for the year ended December 31, 2009 compared to $22.1 million for the year ended December 31, 2008. The decrease in rental revenue was primarily due to seismic retrofitting and retrofitting of control room facilities with high-definition technology in the year ended December 31, 2009, which caused portions of the property to be unavailable for lease.
Media & Entertainment Tenant Recoveries. Media and entertainment tenant recoveries remained relatively flat at $1.8 million for the year ended December 31, 2009 compared to $1.5 million for the year ended December 31, 2008.
Media & Entertainment Other Property-Related Revenue. Media and entertainment other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications. Total other property-related revenue decreased $4.1 million, or 30.2%, to $9.4 million for the year ended December 31, 2009 compared to $13.5 million for the year ended December 31, 2008. The decrease in other property-related revenue was primarily due to seismic retrofitting and retrofitting of control room facilities with high-definition technology in the year ended December 31, 2009, which caused portions of the property to be unavailable for lease.
Operating Expenses
Total Operating Expenses. Total operating expenses consist of office and media and entertainment operating expenses, as well as general and administrative expenses, and depreciation and amortization. Total operating expenses increased by $0.1 million, or 0.3%, to $36.7 million for the year ended December 31, 2009 compared to $36.6 million for the year ended December 31, 2008. This increase in total operating expenses is attributable primarily to the factors discussed below.
Office Operating Expenses. Office operating expenses increased by $3.2 million, or 107.9%, to $6.2 million for the year ended December 31, 2009 compared to $3.0 million for the year ended December 31, 2008. The change in property operating expenses was due to our acquisition activity and the completion of the Technicolor Building referred to above.
Media & Entertainment Operating Expenses. Media and entertainment operating expenses decreased by $4.3 million, or 18.2%, to $19.5 million for the year ended December 31, 2009 compared to $23.9 million for the year ended December 31, 2008. The decrease in media and entertainment operating expenses was primarily due to seismic retrofitting and retrofitting of control room facilities with high-definition technology in the year ended December 31, 2009, which caused portions of the property to be unavailable for lease during the retrofitting at the Sunset Bronson property.
Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 12.5%, to $10.9 million for the year ended December 31, 2009 compared to $9.7 million for the year ended December 31, 2008. The increase was primarily due to the timing of the acquisition and construction activity referred to above.
Other Expense (Income)
Interest Expense. Interest expense decreased $3.2 million, or 26.9%, to $8.8 million for the year ended December 31, 2009 compared to $12.0 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in the LIBOR rate on our floating rate loans and the repayment of approximately $23.9 million of the Sunset Gower loan in May 2008 and the capitalization of interest expense as part of the 875 Howard Street redevelopment that began in February 2009. This decrease was partially offset by the increased interest expense on debt obtained on the Sunset Bronson property in May 2008 and the commencement of recognition of interest expense upon completion of the Technicolor Building in June 2008.
Unrealized Gain on Interest Rate Contracts. For the year ended December 31, 2009, there was unrealized gain on interest rate contracts of $0.4 million. There was an unrealized loss of $0.8 million for the year ended December 31, 2008.
Loss on Sale of Lot. For the year ended December 31, 2009, there was no gain or loss on sale of a lot. For the year ended December 31, 2008 there was a $0.2 million loss on the sale of a lot.
Net Income (Loss)

Net loss for the year ended December 31, 2009 was $0.6 million compared to a net loss of $2.6 million for the year ended December 31, 2008. A net decrease in income from operations of $2.6 million was offset by a decrease in non-operating expenses of $4.6 million, or 35.1%, to $8.5 million for the year ended December 31, 2009, compared to $13.0 million for the year ended December 31, 2008. The decrease in non-operating expenses was primarily due to a decrease in interest expense and change in fair value of the interest rate contracts.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $48.9 million of cash and cash equivalents at December 31, 2010. In addition, the lead arrangers for our secured revolving credit facility have secured commitments that will allow borrowings of up to $200 million, of which approximately $36.7 million was available to us at December 31, 2010. Based on the closing price of our common stock of $15.10 as of March 1, 2011, our ratio of debt to total market capitalization is approximately 41.3% (counting series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units, plus the liquidation preference of outstanding series B preferred stock, plus the book value of our total consolidated indebtedness. As of December 31, 2010, we had drawn approximately $111.1 million under our secured revolving credit facility. We intend to use the secured revolving credit facility, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson campus that was scheduled to mature on April 30, 2011. The remaining proceeds were used to partially pay down our $200 million secured credit facility. As a result, as of February 15, 2011 we had capacity of approximately $129.1 million on our secured credit facility, of which $38.5 million had been drawn.

We invested in the Rincon Center joint venture on December 16, 2010 subject to a $106.0 million project-level financing scheduled to mature on July 1, 2011. We are in the process of refinancing that loan in connection with the exercise of our call right to purchase the remaining 49% interest in the Rincon Center property. The transaction is expected to close in the second quarter of 2011.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and by drawing upon our secured revolving credit facility.
Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our secured revolving credit facility pending permanent financing.
We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, we cannot assure you that this is or will continue to be the case. Our ability to incur additional debt is dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets is dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our company.
Consolidated Indebtedness
Senior Secured Revolving Credit Facility

In conjunction with our initial public offering and formation transactions, we entered into a $200.0 million secured revolving credit facility with a group of lenders for which an affiliate of Barclays Capital Inc. acts as administrative agent and joint lead arranger and affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated act as syndication agent and joint lead arranger. The credit facility bears interest at a rate per annum equal to LIBOR plus 325 basis points to 400 basis points, depending on our leverage ratio, provided that LIBOR is subject to a floor of 1.50%. The secured revolving credit facility contains an accordion feature that allows us to increase the availability by $50.0 million, to $250.0 million, under specified circumstances.
The amount available for us to borrow under the facility will be subject to the lesser of a percentage of the appraisal value of our properties that form the borrowing base of the facility and a minimum implied debt service coverage ratio. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:

•	a maximum leverage ratio (defined as consolidated total indebtedness to total asset value) of 0.60:1.00;

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75:1.00;

•	a maximum consolidated floating rate debt ratio (defined as consolidated floating rate indebtedness to total asset value) of 0.25:1.00;

•
a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility but including unsecured lines of credit to total asset value) of 0.15:1.00; and

•	a minimum tangible net worth equal to at least 85% of our tangible net worth at the closing of the initial public offering plus 75% of the net proceeds of any additional equity issuances.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2010 with respect to our outstanding indebtedness. Approximately $36.7 million was available to us under our secured revolving credit facility as of December 31, 2010.

Debt	Outstanding December 31, 2010 (in thousands)	Interest Rate(1)	Annual Debt Service (in thousands)	Maturity Date	Balance at Maturity (in thousands)
Mortgage loan secured by Sunset Bronson	$37,000	LIBOR+3.65%	$1,651	4/30/2011	$37,000
Mortgage loan secured by First Financial	43,000	5.34%	2,328	12/1/2011	43,000
Mortgage loan secured by Tierrasanta	14,300	5.62%	815	12/1/2011	14,300
Secured Revolving Credit Facility	111,117	LIBOR+3.25% to 4.00%	5,351	6/29/2013	111,117
Mortgage loan secured by 10950 Washington	30,000	5.94%	1,807	2/1/2012	30,000
Mortgage loan secured by Rincon Center	106,000	6.08%	6,529	7/1/2011	106,000
Subtotal	$341,417
Unamortized Loan Premium, net(2)	643
Total	$342,060

(1)
Interest rates with respect to indebtedness are calculated on the basis of a 360 day year for the actual days elapsed. The indebtedness encumbering the Sunset Bronson property is floating rate indebtedness, subject to a secured interest rate contract that went effective upon the consummation of our initial public offering and the formation transactions on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%. On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan is currently subject to the interest rate contract, which swapped one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson campus that was scheduled to mature on April 30, 2011. The remaining proceeds were used to partially pay down our secured credit facility. As a result, as of February 15, 2011 $38.5 million of our secured credit facility had been drawn.

(2)	Represents non-cash mark-to-market adjustment on fixed rate debt associated with office properties.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan is currently subject to an interest rate swap agreement that fixes one-month LIBOR to a rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson campus that was scheduled to mature on April 30, 2011. The remaining proceeds were used to partially pay down our secured credit facility. As a result, as of February

15, 2011 we had capacity of approximately $129.1 million on our $200 million secured credit facility, of which $38.5 million had been drawn.
Contractual Obligations
The following table provides information with respect to our commitments at December 31, 2010, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extensions.

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on mortgage loans(1)	$341,417,000	$200,300,000	$141,117,000	$—	$—
Interest payments(1)(2)	4,993,930	4,299,958	693,972	—	—
Operating leases	592,558	179,300	413,258	—	—
Tenant-related commitments	3,455,538	3,451,122	4,416	—	—
Ground leases(3)	53,005,389	1,231,201	3,693,603	3,693,603	44,386,982
Total:	$403,464,415	$209,461,581	$145,922,249	$3,693,603	$44,386,982

(1)
As of December 31, 2010, we had drawn approximately $111.1 million under our secured revolving credit facility. Subsequent to December 31, 2010, we repaid approximately $72.6 million of our secured credit facility.

(2)
Interest rates with respect to indebtedness are calculated on the basis of a 360 day year for the actual days elapsed. The indebtedness encumbering the Sunset Bronson property is floating rate indebtedness, subject to a secured interest rate contract that went effective upon the consummation of our initial public offering and the formation transactions on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%. On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan is currently subject to the interest rate contract, which swapped one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson campus that was scheduled to mature on April 30, 2011. The remaining proceeds were used to partially pay down our secured credit facility. As a result, as of February 15, 2011 $38.5 million of our secured credit facility had been drawn.

(3)
Reflects current annual base rents of $181,200, $1, $975,000 and 75,000 under the Sunset Gower, Del Amo Office, 222 Kearny Street and 9300 Wilshire ground leases, expiring March 31, 2060, June 30, 2049, June 14, 2054 and August 14, 2032, respectively. Assumes Sunset Gower and 222 Kearny ground rent is fixed at the current rent, although such ground rent is subject to periodic adjustments.

Off Balance Sheet Arrangements
At December 31, 2010, we did not have any off-balance sheet arrangements.

Cash Flows
Cash and cash equivalents were $48.9 million and $3.7 million at December 31, 2010 and 2009, respectively.
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $3.1 million to $7.6 million for 2010 compared to $4.5 million for 2009. The increase is primarily due to the purchase of certain ownership interests in properties contributed in connection with our IPO and related formation transactions and the purchase of six properties subsequent to the IPO.
Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities increased $226.7 million to $242.2 million for 2010 compared to $15.5 million for 2009. The increase was primarily due to an increase in investments in real estate, chiefly as a result of the purchase of certain ownership interests in properties contributed in connection with our IPO and related formation transactions and purchase of six properties subsequent to the IPO.
    Our net cash related to financing activities is generally impacted by our borrowings, capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests. Net cash flows from financing activities amounted to net proceeds of cash for 2010 totaling $279.7 million compared to a net use of cash for 2009 totaling $8.8 million. The increase was due to the contribution of proceeds from the issuance of common stock in connection with our IPO and private placement and proceeds from the issuance of our series B preferred stock, which was partially offset by the repayment of certain indebtedness in connection with the related formation transactions.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The primary market risk we face is interest rate risk. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As more fully described below, we use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors.

As of December 31, 2010, we had an interest rate agreement with respect to our indebtedness on the Sunset Bronson property pursuant to which we swapped one-month LIBOR to a fixed rate of 0.75% through April 30, 2011, which effectively results in a 4.40% fixed rate on the Sunset Bronson loan. As of December 31, 2010, one-month LIBOR was 0.26%. Therefore, if one-month LIBOR were to either increase or decrease by 10%, or approximately .0026% as of December 31, 2010, the resulting increase or decrease in interest expense would have had no impact on our future earnings and cash flows as the resulting one-month LIBOR would have remained below the 0.75% interest rate swap in effect through April 30, 2011.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A. secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. $37.0 million of the loan was used to fully repay the indebtedness on the Sunset Bronson property. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan is currently subject to the above-described interest rate swap agreement that fixes one-month LIBOR to a rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change in overall economic activity of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

As of December 31, 2010, our total outstanding debt was approximately $342.1 million, which was comprised of a $111.1 million line of credit not mitigated by interest rate contracts, $37.0 million of variable rate secured mortgage loans subject to the interest rate agreement described above and $193.3 million (before unamortized loan premium) of fixed rate secured mortgage loans. As of December 31, 2010, the fair value of our fixed rate secured mortgage loans, including the indebtedness on the Sunset Bronson property, was approximately $230.9 million.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements included in this Annual Report on Form 10-K are listed in Part IV, Item 15(a) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the 1934 Act) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the 1934 Act, we carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file under the 1934 Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes that occurred during the fourth quarter of the year covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.  Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2011. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

Item 11.    Executive Compensation
The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2011.

Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2011.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)(1) and (2) Financial Statements and Schedules
The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.
(3)  Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.(2)
3.2	Amended and Restated Bylaws of Hudson Pacific Properties, Inc.(2)
3.3	Form of Articles Supplementary of Hudson Pacific Properties, Inc.(9)
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.(5)
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.(9)
10.1	Form of Second Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.(9)
10.2	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.(8)
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.(8)
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Howard S. Stern.(8)
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.(8)
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.(8)
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.(8)
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.(8)
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark Burnett.(8)
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.(8)
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.(8)
10.12	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.(8)
10.13	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.(8)

10.14	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.(8)
10.15	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(5) *
10.16	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(5) *
10.17	Hudson Pacific Properties, Inc. Director Stock Plan.(9) *
10.18	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(2) *
10.19	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Howard S. Stern.(2) *
10.20	Employment Agreement, dated as of May 14, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(4) *
10.21	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(2) *
10.22	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and Dale Shimoda.(2) *
10.23	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
10.24
Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)

10.25	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
10.26	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.(1)
10.27
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P, and the persons named therein as nominees of the Farallon Funds, dated as of February 15, 2010.(1)

10.28
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.(1)

10.29
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P, and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.(1)

10.30
Subscription Agreement by and among Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institution Partners III, L.P., Victor J. Coleman and Hudson Pacific Properties, Inc. dated as of February 15, 2010.(2)

10.31	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.(7)
10.32	Agreement of Purchase and Sale and Joint Escrow Instructions between Del Amo Fashion Center Operating Company and Hudson Capital, LLC dated as of May 18, 2010.(4)
10.33
Credit Agreement among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as successor in interest to Banc of America Securities LLC), as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, as Administrative Agent, and the other lenders party thereto, dated June 29, 2010.(7)

10.34	First Modification Agreement between Sunset Bronson Entertainment Properties, LLC and Wells Fargo Bank, N.A. dated as of June 29, 2010.(5)
10.35	Amended and Restated First Modification Agreement between Sunset Bronson Entertainment Properties, LLC and Wells Fargo Bank, N.A. dated as of June 20, 2010.(7)
10.36
Loan Agreement among Sunset Bronson Entertainment Properties, L.L.C., as Borrower, Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Bookrunner, and lenders party thereto, dated as of May 12, 2008.(6)

10.37	Conditional Consent Agreement between GLB Encino, LLC, as Borrower, and SunAmerica Life Insurance Company, as Lender, dated as of June 10, 2010.(6)

10.38
Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.(6)

10.39	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.(6)
10.40	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.(6)
10.41	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.(6)
10.42	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.(6)
10.43
Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnerhsip V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.(7)

10.44	Purchase and Sale Agreement, dated September 15, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.(9)
10.45	First Amendment to Purchase and Sale Agreement, dated October 1, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.(9)
10.46
Term Loan Agreement by and between Sunset Bronson Entertainment Properties, LLC and Sunset Gower Entertainment Properties, LLC, as Borrowers, and Wells Fargo Bank, National Association, as Lender, dated February 11, 2011.(10)

12	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2010, 2009, 2008 and 2007.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

March 23, 2011	/s/ VICTOR J. COLEMAN
VICTOR J. COLEMAN
Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Victor J. Coleman, Howard S. Stern and Mark T. Lammas, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Hudson Pacific Properties, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 23, 2011
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Financial Officer (Principal Financial Officer)	March 23, 2011
Mark T. Lammas
/S/ HOWARD S. STERN	President and Director	March 23, 2011
Howard S. Stern
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	March 23, 2011
Harout K. Diramerian
/S/ RICHARD B. FRIED	Director	March 23, 2011
Richard B. Fried
/S/ THEODORE R. ANTENUCCI	Director	March 23, 2011
Theodore R. Antenucci
/S/ MARK BURNETT	Director	March 23, 2011
Mark Burnett
/S/ JONATHAN M. GLASER	Director	March 23, 2011
Jonathan M. Glaser
/S/ MARK D. LINEHAN	Director	March 23, 2011
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	March 23, 2011
Robert M. Moran, Jr.
/S/ BARRY A. PORTER	Director	March 23, 2011
Barry A. Porter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited the accompanying consolidated balance sheets, as of December 31, 2010 and 2009, of Hudson Pacific Properties, Inc. (the “Company”), and the related consolidated statements of operations, equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Exhibit 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position at December 31, 2010 and 2009, of the Company, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Los Angeles, California
March 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hudson Pacific Properties, Inc.
We have audited the accompanying combined statements of operations, members' equity, and cash flows of Hudson Pacific Properties Inc., which includes the combined real estate activity and holdings of certain entities as described in Note 1 to the combined financial statements (referred to as the “Company”), for the year ended December 31, 2008. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Howard Street Associates, LLC, a wholly-owned combined subsidiary, which statements reflect total revenues constituting 12.7 percent in 2008. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Howard Street Associates, LLC, is based solely on the report of the other auditors.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, based on our audit and the reports of the other auditors, the combined financial statements referred to above present fairly, in all material respects, the results of operations of the Hudson Pacific Properties, Inc. and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the combined financial statements, on June 29, 2010, the Company completed its initial public offering and the related formation transactions which included a transaction between the Company and Howard Street Associates, LLC accounted for as entities under common control. For periods prior to the initial public offering, the Company's combined financial statements were retrospectively amended to include Howard Street Associates, LLC.

/s/ MCGLADREY & PULLEN, LLP

Chicago, Illinois
November 22, 2010

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
REAL ESTATE ASSETS
Land	$329,630	$193,042
Building and improvements	469,407	206,715
Tenant improvements	47,538	13,412
Furniture and fixtures	11,411	11,097
Property under development	7,904	4,148
Total real estate held for investment	865,890	428,414
Accumulated depreciation	(27,113)	(16,329)
Investment in real estate, net	838,777	412,085
Cash and cash equivalents	48,875	3,694
Restricted cash	4,121	4,231
Accounts receivable, net of allowance of $309 and $308	4,478	1,273
Straight-line rent receivables	6,703	2,935
Deferred leasing costs and lease intangibles, net	85,241	19,612
Deferred financing costs, net	3,211	668
Goodwill	8,754	—
Prepaid expenses and other assets	4,416	3,736
TOTAL ASSETS	$1,004,576	$448,234
LIABILITIES AND EQUITY
Notes payable	$342,060	$189,518
Accounts payable and accrued liabilities	11,507	6,026
Below-market leases, net	20,994	11,636
Security deposits	5,052	2,939
Prepaid rent	10,559	11,102
Interest rate contracts	71	425
TOTAL LIABILITIES	390,243	221,646
6.25% Series A cumulative redeemable preferred units of the Operating Partnership	12,475	—
Redeemable non-controlling interest in consolidated real estate entity	40,328	—
EQUITY
Members’ equity	—	223,240
Hudson Pacific Properties, Inc. stockholders’ equity:
Series B cumulative redeemable preferred stock	87,500	—
Common stock, $0.01 par value 490,000,000 authorized, 22,436,950 outstanding at December 31, 2010	224	—
Additional paid-in capital	411,598	—
Accumulated other comprehensive income	6	—
Accumulated deficit	(3,482)	—
Total Hudson Pacific Properties, Inc. stockholders’ and members' equity	495,846	223,240
Non-controlling interests:
Members in consolidated real estate entities	—	3,348
Unitholders in the Operating Partnership	65,684	—
	65,684	3,348
TOTAL EQUITY	561,530	226,588
TOTAL LIABILITIES AND EQUITY	$1,004,576	$448,234
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Twelve Months Ended
	December 31
	2010	2009	2008
Revenues
Office
Rental	$22,247	$11,046	8,235
Tenant recoveries	4,023	2,024	1,504
Other	233	252	41
Total office revenues	26,503	13,322	9,780
Media & entertainment
Rental	20,931	19,916	22,075
Tenant recoveries	1,571	1,792	1,544
Other property-related revenue	11,397	9,427	13,509
Other	238	64	92
Total media & entertainment revenues	34,137	31,199	37,220
Total revenues	60,640	44,521	47,000
Operating expenses
Office operating expenses	10,212	6,242	3,003
Media & entertainment operating expenses	19,815	19,545	23,881
General and administrative	4,493	—	—
Depreciation and amortization	15,912	10,908	9,693
Total operating expenses	50,432	36,695	36,577
Income from operations	10,208	7,826	10,423
Other expense (income)
Interest expense	8,831	8,792	12,029
Interest income	(59)	(19)	(48)
Unrealized (gain) loss on interest rate contracts	(347)	(400)	835
Sale of lot	—	—	208
Acquisition-related expenses	4,273	—	—
Other expense	192	97	21
	12,890	8,470	13,045
Net loss	(2,682)	(644)	(2,622)
Less: Net income attributable to preferred non-controlling partnership interest	(817)	—	—
Less: Net income attributable to restricted shares	(50)	—	—
Add: Net (income) loss attributable to non-controlling members in consolidated real estate entities	(119)	29	81
Add: Net loss attributable to unitholders in the Operating Partnership	418	—	—
Net (loss) income attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling members' equity	$(3,250)	$(615)	(2,541)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Hudson Pacific Properties Inc., Stockholders' Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comp Income	Members’ Real Estate Equity	Non-controlling Interests – Unitholders in the Operating Partnership Units	Non-controlling Interest - Members in Consolidated Entities	Total
Balance, January 1, 2008	—	$—	$—	$—	$—	$—	$74,654	$—	$1,793	$76,447
Contributions							193,060		2,023	195,083
Distributions							(46,724)		(453)	(47,177)
Net loss							(2,541)		(81)	(2,622)
Balance December 31, 2008	—	$—	$—	$—	$—	$—	$218,449	$—	$3,282	$221,731
Contributions							6,390		111	6,501
Distributions							(984)		(16)	(1,000)
Net loss							(615)		(29)	(644)
Balance, December 31, 2009	—	$—	$—	$—	$—	$—	$223,240	$—	$3,348	$226,588
Contributions							4,122			4,122
Distributions							(1,703)			(1,703)
Proceeds from sale of common stock, net of underwriters discount	14,720,000	147		232,574						232,721
Proceeds from private placement	1,176,471	12		19,988						20,000
Issuance of restricted stock	490,442	4		(4)						—
Shares repurchased				(1)						(1)
Issuance of Series B Cumulative Redeemable Preferred Stock			87,500							87,500
Issuance of Common units for acquisition of properties								12,019		12,019
Transaction related costs				(11,241)						(11,241)
Declared Dividend			(427)	(4,271)				(502)		(5,200)
Amortization of stock based compensation				765						765
Acquisition of non-controlling member’s interest									(828)	(828)
Net income (loss)			427		(3,482)		283	(418)	(29)	(3,219)
Cash Flow Hedge Adjustment						6		1		7
Comprehensive Loss										(3,212)
Exchange of Members' equity for common stock and units	6,050,037	61		173,788			(225,942)	54,584	(2,491)	—
Balance, December 31, 2010	22,436,950	$224	$87,500	$411,598	$(3,482)	$6	$—	$65,684	$—	$561,530

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended
	December 31
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,682)	$(644)	(2,622)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,912	10,930	9,693
Amortization of deferred financing costs and loan premium, net	1,328	1,549	2,454
Amortization of stock based compensation	765	—	—
Straight-line rent receivables	(3,768)	(1,356)	(1,579)
Amortization of above-market leases	1,119	672	366
Amortization of below-market leases	(1,186)	(1,096)	(2,169)
Amortization of lease incentive costs	135	—	—
Bad debt expense	36	191	214
Amortization of ground lease	63	—	—
Unrealized gain on interest rate contracts	(347)	(399)	835
Other non-cash losses	—	75	—
Loss on sale of asset	—	33	—
Loss on sale of lot	—	—	208
Change in operating assets and liabilities:
Restricted cash	1,571	746	679
Accounts receivable	(3,817)	(236)	(595)
Deferred leasing costs and lease intangibles, net	(1,309)	(5,032)	(838)
Prepaid expenses and other assets	(137)	—	—
Accounts payable and accrued liabilities	626	1,036	(1,287)
Security deposits	907	1,123	675
Prepaid rent	(1,597)	(3,054)	14,015
Net cash provided by operating activities	7,619	4,538	20,049
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(11,629)	(15,487)	(192,562)
Purchase of properties	(230,527)	30	11,404
Proceeds from sale of lot	—	—	2,632
Net cash used in investing activities	(242,156)	(15,457)	(178,526)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	116,385	3,924	41,937
Payments of notes payable	(157,786)	—	(23,875)
Proceeds from issuance of common stock	232,720	—	—
Proceeds from issuance of Series B cumulative redeemable preferred stock	87,500	—	—
Proceeds from private placement of common stock	20,000	—	—
Common stock and Series B issuance transaction costs	(11,241)	—	—
Acquisition of non-controlling members interest	(828)	—	—
Dividends paid to common stock and unit holders	(4,773)	—	—
Dividends paid to preferred stock and unit holders	(816)	—	—
Contributions by members	4,122	6,501	195,083
Distribution to members	(1,703)	(1,000)	(47,177)
Payment of loan costs	(3,862)	(625)	(2,174)
Net cash provided by financing activities	279,718	8,800	163,794
Net increase (decrease) in cash and cash equivalents	45,181	(2,119)	5,317
Cash and cash equivalents-beginning of period	3,694	5,813	496
Cash and cash equivalents-end of period	$48,875	$3,694	$5,813

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$7,870	$8,123	$9,745
Supplemental schedule of non-cash investing and financing activities
Accounts payable and accrued liabilities for investment in property	$3,477	$1,201	$5,692

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except square footage and share data)

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

We combined with our predecessor and Howard Street Associates LLC and acquired certain other entities simultaneously with the closing of our initial public offering on June 29, 2010 (“IPO”). On June 29, 2010, we completed the following formation transactions:

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

Because these transactions did not occur until shortly before June 30, 2010, the financial condition and results of operations for the entities acquired by our predecessor in connection with the IPO and related formation transactions are only included in certain historical financial statements. More specifically, our financial condition as of December 31, 2009 and results of operations for the year ending December 31, 2009 and 2008 reflect the financial condition and operating results for the combined predecessor entities consisting of HFOP City Plaza, LLC (asset owning entity of City Plaza), Sunset Bronson Entertainment Properties, LLC (asset owning entity of Sunset Bronson media and entertainment property), SGS Realty II, LLC (asset owning entity of Sunset Gower media and entertainment property and the Technicolor building), in addition to Howard Street Associates LLC (the asset-owning entity of 875 Howard Street). Our financial condition as of December 31, 2010 and results of operations for the year ending December 31, 2010 reflect the financial condition of the aforementioned entities, together with the entities we acquired at the time of our IPO, namely, Glenborough Tierrasanta, LLC (asset-owning entity of Tierrasanta), GLB Encino, LLC (asset-owning entity of First Financial) and Hudson Capital, LLC, in each case from the date of their acquisition. Our financial condition as of December 31, 2010 and results of operations for the year ending December 31, 2010 also reflect the acquisitions the Del Amo Office property, 9300 Wilshire Boulevard office property, 222 Kearny Street property, the Rincon Center joint venture interest, 1455 Market property, and 10950 Washington Boulevard property, from the date of each such acquisition.

We have determined that one of the entities comprising our predecessor, SGS Realty II, LLC, was the acquirer for accounting purposes in our formation transactions that occurred in connection with our IPO. In addition, we have concluded that any interests contributed by the controlling member of the other entities comprising our predecessor and Howard Street Associates, LLC in connection with our IPO was a transaction between entities under common control. As a result, the contribution of interests in each of these entities has been recorded at historical cost. The consideration we paid in connection with the contribution of the ownership of these entities to us is described in the third bullet point appearing above.

After the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred on June 29, 2010, we are a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of December 31, 2010, we owned a portfolio of 11 office properties (including our joint venture interest in the Rincon Center property) and two media and entertainment properties. All of these properties are located in California.

Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the United States Public Company Accouting Oversight Board.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated/combined financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated. The real estate entities included in the accompanying consolidated/combined financial statements have been consolidated/combined on the basis that, for the periods prior to the completion of the offering, such entities were under common control.

Reclassifications

For periods prior to 2010, we have reclassified certain other property-related revenue and tenant recoveries relating to our media and entertainment properties which had been included as an offset to corresponding operating expenses, such that on account of such reclassification our media and entertainment revenue, other property-related revenue, and tenant recoveries and our media and entertainment operating expenses reflect the gross revenue and gross expenses, as applicable, without regard to such offset. This reclassification conforms the periods prior to 2010 with the current period presentation.

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

Investment in Real Estate Properties

The properties are carried at cost less accumulated depreciation and amortization. The Company allocates the cost of an acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with GAAP. The Company assesses fair value based on estimated cash flow projections that utilize discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

Acquisition-related expenses are expensed in the period incurred.

The Company records acquired “above and below” market leases at fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

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

The Company computes depreciation using the straight-line method over the estimated useful lives of a range of 39 years for building and improvements, 15 years for land improvements, 5 or 7 years for furniture and fixtures and equipment, and over the life of the lease for tenant improvements. Depreciation is discontinued when a property is identified as held for sale. Above- and below-market lease intangibles are amortized primarily to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if any. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term and bargain renewal periods, if any.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the year ended December 31, 2010 and 2009.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Our goodwill balance of $8,754 is reported as of December 31, 2010. Goodwill has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments have been noted for the year ended December 31, 2010.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At December 31, 2010 and 2009, management believes that the collectability of straight-line rent balances are reasonably assured; accordingly, no allowance was established against straight-line rent receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations.

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

The Company held one interest rate swap at December 31, 2010, which has been accounted for as a cash flow hedge as more fully described in footnote 6 below. The Company held one interest rate contract instrument at December 31, 2009. The Company did not use hedge accounting for this instrument.

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

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2010, the Company has not established a liability for uncertain tax positions.

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

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This update provides amendments to the Accounting Standard Codification (“ASC”) for the fair value measurement of liabilities. In circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets, or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. These amendments to the ASC are effective upon issuance and did not have a significant impact on our financial statements.

The Company’s interest rate contract and interest rate cap agreements are classified as Level 2 and their fair value is derived from estimated values obtained from the counterparties based on observable market data for similar instruments.

Unrealized gain associated with Level 2 assets was $7 for the year ended December 31, 2010. Unrealized gains associated with Level 2 liabilities was $347 for the year ended December 31, 2010. Unrealized gains associated with Level 2 liabilities were $400 for the year ended December 31, 2009. The unrealized gain associated with Level 2 assets for the year ended December 31, 2010 relates to an interest rate swap which has been accounted for as a cash flow hedge, therefore changes in the fair value of that derivative are recognized in other comprehensive income, which is a component of equity.

Recent Accounting Pronouncements

In January 2010, we adopted FASB guidance contained in ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This standard requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The adoption of ASU 2009-17 did not have a material effect on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for new disclosures requiring us to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring us to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. The adoption of this ASU did not have a material effect on our financial position and results of operations as it only addresses disclosures.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This standard amends the authoritative guidance for subsequent events that was previously issued and, among other things, exempts SEC registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this ASU did not have a material effect on our financial position and results of operations as it only addresses disclosures.

3. Investment in Real Estate

A summary of the activity of our investment in real estate is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Investment in real estate
Beginning balance	$428,414	$418,002	$239,378
Acquisitions	422,417	—	170,702
Improvements, capitalized costs	15,059	10,488	19,534
Cost of property sold	—	(76)	(11,612)
Ending Balance	$865,890	$428,414	$418,002
Accumulated depreciation
Beginning balance	$(16,329)	$(8,810)	$(2,306)
Additions	(10,784)	(7,532)	(6,504)
Deletions	—	13	—
Ending Balance	$(27,113)	$(16,329)	$(8,810)

We capitalized interest cost relating to the development of the Technicolor Building in the amounts of $0, $0, and $1,054 for the years ended December 31, 2010, 2009 and 2008, respectively. We capitalized real estate taxes relating to the development of the Technicolor Building in the amounts of $0, $0, and $401 for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2009, the 875 Howard Street Property began a redevelopment of a portion of the property, which was completed during 2010. For the years ended December 31, 2010 and 2009, we capitalized $165 and $544 of interest expense, respectively and $112 and $359, respectively of property operating costs as part of the redevelopment.

We acquired the Sunset Bronson and City Plaza properties on January 30, 2008 and August 26, 2008, respectively, and the results of operations for each are included in our consolidated statements of operations only from the date of acquisition. The following table represents our purchase price allocation for these acquisitions.

	Sunset Bronson	City Plaza
Date of acquisition	January 30, 2008	August 26, 2008
Land	$89,309	$14,939
Building and improvements	24,886	33,149
Tenant improvements	487	931
Furniture and fixtures	7,001	—
Above-market leases	—	1,296
In-place leases	3,541	3,181
Net assets acquired	$125,224	$53,496

As described above, we also acquired GLB Encino, LLC, Glenborough Tierrasanta, LLC, and Hudson Capital, LLC as

part of the formation transactions in connection with our IPO for approximately $89.0 million. The results of operations for each of the acquired entities are included in our consolidated statements of operations only from the date of acquisition. The following table represents our purchase price allocation for these acquisitions.

	GLB Encino, LLC and Glenborough Tierrasanta, LLC	Hudson Capital, LLC	Total
Consideration paid
Issuance of common shares or common operating partnership units	$3,019	$9,000	$12,019
Issuance of preferred operating partnership units	12,475	—	12,475
Cash consideration	7,200	—	7,200
Debt assumed	57,300	—	57,300
Total consideration paid	$79,994	$9,000	$88,994
Allocation of consideration paid
Investment in real estate, net	72,978	—	72,978
In-place leases	6,570	—	6,570
Goodwill	—	8,754	8,754
Other lease intangables	1,940	—	1,940
Fair market favorable debt value	280	—	280
Below-market leases	(1,062)	—	(1,062)
Cash	—	23	23
Other asset (liabilities) assumed, net	(712)	223	(489)
Total consideration paid	$79,994	$9,000	$88,994

As described above, we also acquired the Del Amo Office property, the 9300 Wilshire Boulevard office building, the 222 Kearny Street property, the Rincon Center joint venture interest, the 1455 Market property and the 10950 Washington Boulevard property. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price allocation for these acquisitions.

	Del Amo	9300 Wilshire	222 Kearny	Rincon Center	1455 Market	10950 Washington
Date of Acquisition	August 13, 2010	August 24, 2010	October 8, 2010	December 16, 2010	December 16, 2010	December 22, 2010	Total
Consideration paid
Cash consideration	$27,327	$14,684	$34,174	$38,391	$92,365	$16,409	$223,350
Redeemable Non-controlling Interest in Consolidated Real Estate Entity	—	—	—	40,180	—	—	40,180
Debt Assumed	—	—	—	106,000	—	30,000	136,000
Total consideration	$27,327	$14,684	$34,174	$184,571	$92,365	$46,409	$399,530
Allocation of consideration paid
Investment in real estate, net	18,000	10,718	31,356	170,060	76,216	43,089	349,439
Above-market leases	2,626	689	1,296	3,718	903	1,160	10,392
In-place leases	2,118	677	1,942	9,742	13,471	2,417	30,367
Other lease intangibles	558	198	491	3,717	8,212	765	13,941
Fair market unfavorable debt value	—	—	—	(650)	—	(230)	(880)
Below-market ground lease	4,198	2,822	494	—	—	—	7,514
Below-market leases	—	(104)	(691)	(1,587)	(5,899)	(1,201)	(9,482)
Other asset (liabilities) assumed, net	(173)	(316)	(714)	(429)	(538)	409	(1,761)
Total consideration paid	$27,327	$14,684	$34,174	$184,571	$92,365	$46,409	$399,530

The table below shows the pro forma financial information (unaudited) for the years ended December 31, 2010 and 2009 as if all properties had been acquired as of January 1, 2010 and 2009.

	Year ended December 31,
	2010	2009
Total revenues	$120,213	$111,294
Operating expenses	100,403	93,172
Interest expense	18,401	16,434
Net loss	$(2,594)	$(2,260)

On March 25, 2008, we sold to an unrelated third party a 37,351 square foot (unaudited) vacant lot related to our Sunset Bronson property with approximately 56,026 square feet of FAR (unaudited) for a sale price of $12.0 million, which resulted in a loss of $208.

The table below shows the pro forma financial information (unaudited) for the year ended December 31, 2008 as if the City Plaza Property and Sunset Bronson Property had been acquired as of January 1, 2008. The Technicolor Building was completed and placed into service on June 1, 2008 and only had a partial year of operating in 2008.

	Year ended December 31, 2008
	Actual	Proforma
Total revenue	$35,588	$39,240
Operating expenses	28,302	33,123
Interest expense	7,977	8,115
Net income (loss)	$(158)	$1,998

Variable Interest Entities (“VIE”)

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends FASB Accounting Standards Codification for Statement 167 and introduces a more qualitative approach to evaluating VIEs for consolidation. In addition, we are required to perform an analysis to determine whether a variable interest gives us a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, the provision requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. It also requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. This guidance is effective for interim and annual periods beginning after November 15, 2009.

Upon the acquisition of the 51% interest of the Rincon Center joint venture from an affiliate of Beacon Capital Partners on December,16 2010, we concluded that we are be the primary beneficiary of the Rincon Center joint venture and as a result of our assessment, we have consolidated the joint venture. We have authority, power and discretion to manage and control the business and affairs of the property which includes the day-to-day property management, leasing, development and obtaining property level financing. We have a call right and Beacon has a put right that, if exercised, obligates us to make an additional investment to acquire the remaining 49% interest in the Rincon Center joint venture in the second quarter of 2011 at a purchase price of approximately $40.3 million, which includes an allocation of net current assets. Further, if we default on our obligations under the put/call arrangement, we will be obligated to pay a termination fee of $17.5 million, and Beacon may elect to either purchase our interest in the Rincon Center joint venture or pursue a forced sale of the property.

The carrying value of real estate, nonrecourse mortgage debt and noncontrolling interest of the VIE for which the Company is the primary beneficiary is as follows:

	December 31, 2010	December 31, 2009
Investment in real estate, net	$169,872	$—
Notes payable, net of loan premium	$106,598	$—
Redeemable non-controlling interest in consolidated real estate entity	$40,328	$—

4. Deferred leasing costs and lease intangibles, net

The following summarizes our deferred leasing costs and lease intangibles assets, net as of:

	December 31, 2010	December 31, 2009
Above-market leases	$15,780	$3,111
In-place leases	44,464	10,503
Below-market ground leases	7,513	—
Other lease intangibles	25,929	9,469
Lease incentive costs	956	1,096
Deferred leasing costs	4,154	3,967
	$98,796	$28,146
Accumulated amortization	(13,555)	(8,534)
Deferred leasing costs and lease intangibles, net	$85,241	$19,612

Below-market leases	$24,713	$14,169
Accumulated accretion	(3,719)	(2,533)
Below-market leases, net	$20,994	$11,636

During the years ended December 31, 2010, 2009 and 2008, the Company recognized $4,932, $2,528, and $3,059, respectively, of amortization expense related to lease costs and in-place leases, and amortized $1,119, $672, and $366, respectively, of above-market leases against rental revenue. As of December 31, 2010, the weighted-average amortization period for lease intangibles is 8.53 years.

As of December 31, 2010, the estimated aggregate amortization of deferred leasing costs and lease intangible assets, net for each of the next five years and thereafter are as follows:

2011	$19,749
2012	16,385
2013	13,433
2014	8,581
2015	7,231
Thereafter	19,862
$85,241

During the years ended December 31, 2010, 2009 and 2008, the Company amortized $1,186, $1,096, and $2,169, respectively of below-market leases in rental revenue.     As of December 31, 2010, the weighted-average amortization period for below-market leases is 7.79 years.

As of December 31, 2010 the estimated amortization of below-market leases, net for each of the next five years and thereafter are as follows:

2011	$3,748
2012	3,628
2013	3,237
2014	1,724
2015	1,599
Thereafter	7,058
$20,994

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following as of:

	December 31, 2010	December 31, 2009
Prepaid insurance	$2,078	$1,146
Prepaid property taxes	335	1,412
Corporate furniture, fixtures and equipment, net of accumulated depreciation of $275 and $0, respectively	286	—
Trade name, net of accumulated amortization of $345 and $243, respectively	677	779
Other	1,040	399
	$4,416	$3,736

Trade name is being amortized over a ten year period from the date of acquisition of our Sunset Gower property on August 17, 2007.

6. Notes Payable

Senior Secured Revolving Credit Facility

In conjunction with our initial public offering and formation transactions, we entered into a $200.0 million secured revolving credit facility with a group of lenders for which an affiliate of Barclays Capital Inc. acts as administrative agent and joint lead arranger and affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated act as syndication agent and joint lead arranger. The credit facility bears interest at a rate per annum equal to LIBOR plus 325 basis points to 400 basis points, depending on our leverage ratio, provided that LIBOR is subject to a floor of 1.50%. The secured revolving credit facility contains an accordion feature that allows us to increase the availability by $50.0 million, to $250.0 million, under specified circumstances.
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

•	a minimum tangible net worth equal to at least 85% of our tangible net worth at the closing of our initial public offering plus 75% of the net proceeds of any additional equity issuances.

As of December 31, 2010 we are in compliance with all of the covenants on our secured revolving credit facility.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2010 with respect to our outstanding indebtedness. The $115.0 million note secured by the Sunset Gower property and $37.5 million note secured by the 875 Howard Street property summarized below were repaid from proceeds of the initial public offering. Approximately $36.7 million was undrawn and available to us under the secured revolving credit facility as of December 31, 2010.

	Outstanding
Debt	December 31, 2010	December 31, 2009	Interest Rate	Maturity Date
Mortgage loan secured by Sunset Bronson	$37,000	$37,000	LIBOR+3.65%	4/30/2011
Mortgage loan secured by Rincon Center	106,000	—	6.08%	7/1/2011
Mortgage loan secured by First Financial	43,000	—	5.34%	12/1/2011
Mortgage loan secured by Tierrasanta	14,300	—	5.62%	12/1/2011
Mortgage loan secured by Sunset Gower	—	115,000	LIBOR+2.75%	3/14/2010
Construction loan secured by 875 Howard Street	—	37,518	LIBOR+1.75%	2/13/2011
Mortgage loan secured by 10950 Washington	30,000	—	5.94%	2/1/2012
Secured Revolving Credit Facility	111,117	—	LIBOR+3.25% to 4.00%	6/29/2013
Subtotal	$341,417	$189,518
Unamortized loan premiun, net	643	—
Total	$342,060	$189,518

The following table summarizes stated debt maturities and scheduled principal repayments as of December 31, 2010:

2011	$200,300
2012	30,000
2013	111,117
$341,417

As a requirement of the Sunset Bronson mortgage loan, we entered into an interest rate collar agreement with a notional amount of $37.0 million, which sets the interest rate cap at 3.87% and the floor at 2.55%. The expiration date of the collar was June 1, 2010. We had not designated the interest rate collar agreement as a hedging instrument for accounting purposes; therefore, the change in the fair value of the derivative instrument is reported in current earnings. A new secured interest rate contract with respect to this loan went effective upon the closing of the IPO and related formation transaction on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%. We designated this interest rate swap as a cash flow hedge for accounting purposes. The fair market value of the interest rate swap at December 31, 2010 was a $71 liability position and the fair market value of the interest rate collar as of December 31, 2009 was a $425 liability position and are included in the accompanying consolidated balance sheets. Of the 2010 change in fair value of $354, $347 is included in earnings and the remaining change in value of $7 is included in accumulated other comprehensive income. The change in fair value $410 for the year ended December 31, 2009 is included in earnings.

As a requirement of the Sunset Gower mortgage loan, we entered into an interest rate cap agreement, in order to cap the one-month LIBOR rate at 6.00%. As part of a May 2008 loan modification, we entered into another interest rate cap agreement in order to cap the one-month LIBOR rate at 4.75%, which was effective as of September 15, 2008. The notional amount and the terms of the interest rate cap are identical to the principal amount and terms of the mortgage loan. The cost related to the cap was $43 and it expired on September 15, 2009. On May 21, 2009, the Company entered into another interest rate cap agreement effective September 15, 2009 through March 15, 2010 to cap the interest rate during the extension of the loan at 4.75%. The fair market value of the interest rate cap agreement at December 31, 2009 was $0. The change in fair value of $20 for the year ended December 31, 2009 is included in earnings.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A. secured by our Sunset Gower and Sunset Bronson media and entertainment campuses, see Item 14: Subsequent Events.

7. Lease Payments Future Minimum Rents (Ground Leases) and Future Minimum Base Rents

Lease Payments Future Minimum Rents (Ground Leases)

In conjunction with the acquisition of the Sunset Gower property, our Sunset Gower subsidiary assumed a ground lease agreement for a portion of the land with an unrelated party. Commencing September 1, 2007, the monthly rent increased to $15, whereas the monthly rent totaled $14 at the time of acquisition. The rental rate is currently being renegotiated and is subject to adjustment in February, every seven years. The ground lease terminates March 31, 2060.

In conjunction with the acquisitions of the 9300 Wilshire property, our 9300 Wilshire subsidiary assumed a ground lease agreement with an unrelated party. Minimum rent under the ground lease is $75 per year (additional rent under this lease of 6% of gross rentals less minimum rent, as defined in such lease, is not included in this amount). The ground lease terminates August 14, 2032.

In conjunction with the acquisitions of the Del Amo property, our Del Amo subsidiary assumed a ground sublease agreement with an unrelated party. Rent under the ground sublease is $1.00 per year, with sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease. The ground lease terminates June 30, 2049.

In conjunction with the acquisitions of the 222 Kearny Street property, our 222 Kearny Street subsidiary assumed a ground lease agreement underlying approximately 64.3% of the square footage of the building commonly known as 222 Kearny, with an unrelated party. Rent under the ground lease is the greater of: (A) $975 or (B) 20.0% of the first $8.0 million of tenant’s “Operating Income” during each “Lease Year” (as such terms are defined under the ground lease). The ground lease terminates June 14, 2054.

Total ground lease expense for the years ended December 31, 2010 and 2009, and 2008 totaled $462, $181 and $181, respectively.

The future ground lease payments in each of the next five years and thereafter are as follows:

2011	$1,231
2012	1,231
2013	1,231
2014	1,231
2015	1,231
Thereafter	46,850
$53,005

Future Minimum Base Rents

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2011 to 2020. As of December 31, 2010, the minimum future cash rents to be received (excluding tenant reimbursements for operating expenses) under noncancelable operating leases for the properties in each of the next five years and thereafter are as follows:

2011	$57,962
2012	55,626
2013	53,322
2014	41,960
2015	37,908
Thereafter	79,537
$326,315

8. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for notes payable are estimates based on rates currently prevailing for similar instruments of similar maturities. The estimated fair values of interest-rate hedge instruments were derived from estimated values obtained from the counterparties based on observable market data for similar instruments.

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$342,060	$342,153	$189,518	$188,389
Interest rate contracts	71	71	425	425
	$342,131	$342,224	$189,943	$188,814

9. Commitments and Contingencies

Legal

The Company is subject to certain legal proceedings and claims arising in connection with its business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Commitments

Pursuant to the Purchase and Sale Agreement dated August 11, 2008, City Plaza entered into an agreement pursuant to which it agreed to pay the Seller, as defined in the agreement, of the City Plaza property a Contingent Payment, as defined in the agreement, equal to 25% of net proceeds from any Capital Event, as defined in the agreement, in excess of proceeds necessary to provide an 11% unlevered IRR on the investment amount of $54,000. This obligation was to continue until either the Seller received $5,000, a transfer of the property to an unaffiliated third party occurred or a transfer of the membership interest of the Company to an unaffiliated third party occurred. Pursuant to a letter agreement dated March 1, 2010, the Seller agreed that the transfer of City Plaza in the formation transactions terminated the Contingent Payment obligation without giving rise to any payment.

Concentrations

All of the Company’s Properties are located in California which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the years ended December 31, 2010 and 2009, approximately 56% and 70% , respectively of the Company’s revenues were derived from tenants in the media and entertainment industry which makes the Company particularly susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry. For the years ended December 31, 2010 and 2009, the Technicolor Lease accounted for approximately 10% and 15%, respectively of total revenues and the KTLA lease accounted for approximately 5% and 7%, respectively, of total revenues.

Bank of America leases approximately 836,000 square feet (unaudited) of our 1455 Market property for various lease terms between one and seven years. As a result of our purchase of this property on December 16, 2010, this lease did not account for a material portion of our total revenue for the years ended December 31, 2010. For future periods, so long as this lease remains in place we expect that is will comprise a significant portion of our rental revenue. Consequently, the Company is subject to risks associated with this tenant.

10. Related-Party Transactions

Property management fees

For the periods prior to our initial public offering, we entered into a management agreement with Hudson Management to manage our properties. For the years ended December 31, 2010, 2009, and 2008, management fees of $460, $1,111 and $930, respectively, had been incurred. In addition, Hudson Management was entitled to a construction management fee of $300 plus 5% of the hard costs in association with other future developments. As of December 31, 2009 and 2008, $300 of construction management fees had been capitalized to construction in progress. These agreements were effectively terminated upon our acquisition of Hudson Management.

The developers and managers of the 875 Howard Street Property were TMG Partners and Flynn Properties, Inc. TMG Partners was also the managing member. TMG Partners and Flynn Properties, Inc. jointly began providing property management services for the 875 Howard Street Property starting February 15, 2007. A monthly property management fee equal to the greater of $20 per month or 2.5% of gross rents received from tenants during each calendar month was paid in equal parts to TMG Partners and Flynn Properties, Inc. These fees totaled $152, $240 and $240 for the years ended December 31, 2010, 2009, and 2008.

11. Segment Reporting

The Company’s reporting segments are based on the Company’s method of internal reporting which classifies its operations into two reporting segments: (i) office properties, and (ii) media and entertainment Properties. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental financial measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. The Company defines NOI as operating revenues (including rental revenues, other property related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees and property level general and administrative expenses). NOI excludes corporate general and administrative expenses, depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, acquisition-related expenses, and other non-operating items.

Summary information for the reportable segments for the year ended December 31, 2010 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Rental revenues	$22,247	$20,931	$43,178
Tenant recoveries	4,023	1,571	5,594
Other property related revenue	—	11,397	11,397
Other	233	238	471
Total revenues	26,503	34,137	60,640
Operating expenses	10,212	19,815	30,027
Net operating income	$16,291	$14,322	$30,613

Summary information for the reportable segments follows for the year ended December 31, 2009 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Rental revenues	$11,046	$19,916	$30,962
Tenant recoveries	2,024	1,792	3,816
Other property related revenue	—	9,427	9,427
Other operating revenues	252	64	316
Total revenues	13,322	31,199	44,521
Operating expenses	6,242	19,545	25,787
Net operating income	$7,080	$11,654	$18,734

Summary information for the reportable segments follows for the year ended December 31, 2008 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Rental revenues	$8,235	$22,075	$30,310
Tenant recoveries	1,504	1,544	3,048
Other property related revenue	—	13,509	13,509
Other operating revenues	41	92	133
Total revenues	9,780	37,220	47,000
Operating expenses	3,003	23,881	26,884
Net operating income	$6,777	$13,339	$20,116

The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	Year ended December 31,
	2010	2009	2008
Net operating income	$30,613	$18,734	$20,116
General and administrative	(4,493)	—	—
Depreciation and amortization	(15,912)	(10,908)	(9,693)
Interest expense	(8,831)	(8,792)	(12,029)
Interest income	59	19	48
Unrealized gain (loss) on interest rate contracts	347	400	(835)
Sale of lot	—	—	(208)
Acquisition-related expenses	(4,273)	—	—
Other expenses	(192)	(97)	(21)
Net loss	$(2,682)	$(644)	$(2,622)

12. Equity

Common Stock

In our June 29, 2010 IPO we issued a total of 14,720,000 shares of our common stock in exchange for gross proceeds of approximately $250.2 million in cash. In a concurrent private placement, we issued a total of 1,176,471 shares of our common stock in exchange for gross proceeds of $20.0 million in cash. In our formation transactions, we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $246.3 million in indebtedness, the payment of $7.2 million in cash, and the issuance of 2,610,941 common units of partnership interest in our operating partnership (discussed below), 499,014 series A preferred units of partnership interest in our operating partnership (discussed below) and 6,050,037 shares of our common stock.

Non-controlling Interests

Non-controlling common partnership interests in our operating partnership relate to interests in the partnership that are not owned by us. Non-controlling interests consisted of 2,610,941 common units of partnership interest in our operating partnership, or common units, and represented approximately 10.4% of the outstanding common units in our operating partnership at December 31, 2010. Common units and shares of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Commencing fourteen months after the completion of IPO, investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Redeemable non-controlling interest in consolidated real estate entity relates to a joint venture relationship with an affiliate of Beacon Capital Partners (“Beacon”), an unrelated third party, in the Rincon Center property. We acquired a 51% interest in a 581,000 (unaudited) square foot commercial space owned by Beacon as described in note 3. We have a call right and Beacon has a put right that, if exercised, obligates us to make an additional investment to acquire the remaining 49% interest in the Rincon Center joint venture in the second quarter of 2011 at a purchase price of approximately $40.3 million, which includes an allocation of net current assets. Further, if we default on our obligations under the put/call arrangement, we will be obligated to pay a termination fee of $17.5 million, and Beacon may elect to either purchase our interest in the Rincon Center joint venture or pursue a forced sale of the property.

Non-controlling series A preferred partnership interests in our operating partnership relate to 499,014 series A preferred units of partnership interest our operating partnership, or series A preferred units, that are not owned by us. The following is a discussion of certain of the rights, privileges and preferences of the series A preferred units.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the operating partnership, holders of series A preferred units will be entitled to receive and be paid in cash an amount equal to $25.00 per preferred unit plus any accrued and unpaid distributions before any distribution or payment may be made with respect to any other series or class of partnership interest ranking junior to the series A preferred units (but only to the extent consistent with a liquidation in accordance with positive capital account balances).

Distributions

Holders of series A preferred units are entitled to receive, when, as and if declared by the operating partnership, out of available cash, cumulative preferential cash distributions in an amount equal to 6.25% per annum of the $25.00 liquidation preference per unit from the date of issuance of such unit, payable quarterly in arrears on or before the last calendar day of March, June, September and December of each year, commencing on the first of such dates to occur after the completion of our initial public offering. Distributions that are due but unpaid will accumulate and compound quarterly. If any such preferential distribution payments for any past quarterly period are in arrears, no distributions may be authorized or paid on any other series or class of partnership interest ranking junior to the series A preferred units, nor shall any other series or class of partnership interests ranking junior to the series A preferred units be redeemed, purchased or acquired by the operating partnership or us, except for:

•     a redemption of common units from us in connection with a redemption or repurchase by us of common stock for cash pursuant to certain restrictions on ownership and transfer of our stock or a redemption of preferred units from us in connection with a redemption or repurchase by us of outstanding preferred stock for cash;

•     the acquisition by us of common units tendered for redemption with shares of our common stock; or

•     the conversion into or exchange for shares of our common stock or units ranking junior to the series A preferred units with no cash distributed.

Redemption Rights

Beginning three years after the completion of our initial public offering, each limited partner holding series A preferred units and certain assignees will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the operating partnership to redeem all or a portion of their series A preferred units in exchange for a cash redemption price equal to $25.00 per unit plus any accrued distributions that have not been paid on or prior to the redemption date. The operating partnership’s obligation to effect a redemption, however, will not arise or be binding against the operating partnership unless and until we, as general partner, decline or fail to exercise our prior and independent right to acquire such preferred units in exchange for shares of our common stock that are issued under an effective registration statement under the Securities Act.

Any notice of redemption must be delivered at least 30 business days prior to the last day of the calendar quarter in which the redemption right is being exercised. On or before the close of business on the tenth business day after such a notice of redemption is received, we may, in our sole and absolute discretion but subject to certain restrictions on ownership and transfer of our stock, acquire some or all of the tendered series A preferred units in exchange for a number of registered shares of our common stock per unit with a value equal to the redemption price per unit, such value to be based on the 10-day trailing average closing price of our common stock calculated as of the business day immediately prior to the date of redemption.

Conversion Rights

Beginning three years after the completion of this offering, each limited partner holding series A preferred units and certain assignees will have the right, subject to the terms and conditions set forth in the partnership agreement, to convert all or any portion of its series A preferred units into a number of common units with a value equal to the aggregate redemption price of the series A preferred units tendered for conversion, the value of such common units to be based on the 10-day trailing average closing price of our common stock calculated as of the business day immediately prior to the date of redemption. Any such conversion of series A preferred units will be deemed to have been made at the close of business on the date that we, as general partner, receive notice of conversion.

In the event of a recapitalization, reclassification or change of outstanding common units (other than a subdivision or combination of outstanding common units), a merger, sale or other business combination of our operating partnership, a sale, conveyance or lease to another or entity of all or substantially all of the operating partnership’s property and assets (other than to one or more of our subsidiaries) or an exchange of substantially all of the outstanding common units for securities of another entity, in each case in which holders of common units are entitled to receive securities, other property or assets with respect to or in exchange for their common units, qualifying holders of series A preferred units will thereafter be entitled to convert their series A preferred units into the kind and amount of securities or other consideration that such holder would have owned or been entitled to receive upon such a business combination if such holder had converted its series A preferred units into common units immediately before the business combination.

Voting and Consent Rights

Generally, the series A preferred units are entitled to limited voting rights and in most cases vote on an as-converted basis with the holders of common units on any matter on which all limited partners are entitled to vote. However, so long as any series A preferred units remain outstanding, the consent of the limited partners holding a majority in interest of series A preferred units other than any limited partner 50% or more of whose equity is owned, directly or indirectly, by us will be required to:

•     authorize, designate or issue any class or series of partnership interests ranking pari passu with or senior to the series A preferred units with respect to payment of dividends or the distribution of assets upon liquidation, dissolution or winding up of the affairs of the operating partnership;

•     increase the authorized or issued amount of series A preferred units; or

•     amend, alter or repeal the terms of the series A preferred units, whether by merger, consolidation, transfer or conveyance of all or substantially all of the operating partnership’s assets or otherwise, so as to materially and adversely affect any right, preference or privilege of the series A preferred units, except that, so long as the series A preferred units remain outstanding following any such merger, consolidation, transfer or conveyance of all or substantially all of the operating partnership’s assets with the terms thereof materially unchanged, taking into account that, upon the occurrence of such an event, the operating partnership may not be the surviving entity and the surviving entity may not be a limited partnership, the occurrence of such an event will not be deemed to materially and adversely affect the rights, preferences or privileges of the series A preferred units and, in such case, no consent of limited partners holding series A preferred units would be required.

•     except as discussed below under “—General Partner Fundamental Change,” effect a “fundamental change,” which is generally defined as a merger, consolidation or other combination of our assets with another entity, a sale of all or substantially all of our assets not in the ordinary course of our business, a reclassification, recapitalization or change in the terms of our outstanding common equity interests (other than in connection with a stock split, reverse stock split, stock dividend, change in par value, increase in authorized shares, designation or issuance of new classes of equity securities or any event that does not require the approval of our stockholders), as a result of which our stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock.

General Partner Fundamental Change

Without the approval of limited partners holding a majority in interest of the series A preferred units, we may not engage in a “fundamental change,” unless upon consummation of such a fundamental change transaction the partnership agreement or other organizational documents of any successor to the operating partnership will contain certain provisions requiring our operating partnership or such successor to:

•    make minimum tax distributions to holders of our series A preferred units;

•    continue to own an aggregate of at least 33% of the equity in our operating partnership through the ownership of equity interests which are subordinate to our series A preferred units; and

•    refrain from incurring additional indebtedness if its ratio of total indebtedness to gross asset value exceeds 50%, or allow this leverage ratio to exceed 60%, so long as series A preferred units remain outstanding.

In connection with any fundamental change transaction, the operating partnership has the right to redeem all or any portion of the then outstanding series A preferred units for cash per unit equal to the redemption price.

Series B cumulative redeemable preferred stock

Series B cumulative redeemable preferred stock relates to 3,500,000 shares of our series B preferred stock, $0.01 par value per share. Dividends on our series B preferred stock are cumulative from the date of original issue (December 10, 2010) and payable quarterly on or about the last calendar day of each March, June, September and December, commencing on December 31, 2010, at the rate of 8.375% per annum of its $25.00 per share liquidation preference (equivalent to $2.09375 per share per annum). If following a change of control of our Company, either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the New York Stock Exchange, or NYSE, or quoted on the NASDAQ Stock Market, or NASDAQ (or listed or quoted on a successor exchange or quotation system), holders of our series B preferred stock will be entitled to receive cumulative cash dividends from, and including, the first date on which both the change of control occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, at the increased rate of 12.375% per annum per share of the liquidation preference of our series B preferred stock (equivalent to $3.09375 per annum per share) for as long as either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted. Except in instances relating to preservation of our qualification as a real estate investment trust, or REIT, or in connection with a change of control of our company, our series B preferred stock is not redeemable prior to December 10, 2015. On and after December 10, 2015, we may redeem our series B preferred stock in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. If at any time following a change of control either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), we will have the option to redeem our series B preferred stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to, but not including, the redemption date. Our series B preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by us, and it is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. For a description of the Series B cumulative redeemable preferred stock, please see “Description of our Preferred Stock” in our December 7, 2010 Prospectus.

Dividends

During the year ended December 31, 2010, we declared three dividends on our common stock and non-controlling common partnership interests of $0.0021 per share and unit for the period from June 29, 2010 to June 30, 2010, and $0.095 per share and unit for the third quarter ending September 30, 2010 and fourth quarter ended December 31, 2010. We also declared three dividends on our series A preferred partnership interests of $0.0086 per unit for the period from June 29, 2010, to June 30, 2010, and $0.3906 per unit for the third quarter ending September 30, 2010 and fourth quarter ended December 31, 2010. In addition, we declared dividends on our series B preferred shares of $0.12214 per share for the period from December 10, 2010 to December 31, 2010. The third quarter dividends were declared on September 22, 2010, to holders of record on September 30, 2010. The fourth quarter dividends were declared on December 12, 2010, to holders of record on December 20, 2010.

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

The Company's dividends related to its common stock (CUSIP #444097109) and described above under "Dividends," will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distribution Per Share	Total	Non-Qualified	Qualified	Return of Capital
9/30/2010	10/15/2010	$0.09710	$0.05465	$0.04768	$0.00697	$0.04245
12/20/2010	12/31/2010	$0.09500	$0.05347	$0.04665	$0.00682	$0.04153
	Totals	$0.19210	$0.10812	$0.09433	$0.01379	$0.08398
		100%	56.28%			43.72%

The Company's dividends related to its 8.375% Series B Cumulative Preferred Stock (CUSIP #444097208) and described above under "Dividends," will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distribution Per Share	Total	Non-Qualified	Qualified
12/20/2010	12/31/2010	$0.12214	$0.12214	$0.10657	$0.01557
	Totals	$0.12214	$0.12214	$0.10657	$0.01557

Stock-Based Compensation

In connection with entering into the employment arrangements effective as of closing of the IPO, Messrs. Coleman, Stern, Lammas, Barton, Shimoda, and certain non-executive employees and directors were granted 270,588 restricted shares of our common stock at our initial offering price of $17.00 per restricted share resulting in $4.5 million in total compensation expense. These restricted stock awards will vest in three equal, annual installments on each of the first three anniversaries of the date of the IPO, subject to the executive’s continued employment. In addition, on December 29, 2010, various executives were granted 219,854 restricted shares of our common stock at the closing price of $15.01 per restricted share resulting in $3.3 million total compensation expense. We have elected to recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant. None of the restricted shares were vested at December 31, 2010. For the year ended December 31, 2010, $765 of non-cash compensation expense was recognized in general and administrative expenses and additional paid in capital.

13. Quarterly Financial Information (unaudited)

	Three months ended
	December 31, 2010	September 31, 2010	June 30, 2010	March 31, 2010
Total revenues	$21,090	$17,505	$11,087	$10,958
Net loss	(531)	27	(2,847)	669
Less: Net income attributable to preferred non-controlling partnership interest	(622)	(195)	—	—
Less: Net income attributable to restricted shares	(25)	(25)	—	—
Less: Net (income) loss attributable to non-controlling members in consolidated real estate entities	(148)	—	32	(3)
Add: Net loss attributable to unitholders in the Operating Partnership	141	21	256	—
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling member’s equity	(1,185)	(172)	(2,559)	666
Net loss per common share - basic and diluted	(0.05)	(0.01)	—
Weighted average shares of common stock outstanding - basic and diluted	21,946,508	21,946,508	—	—

	Three months ended
	December 31, 2009	September 31, 2009	June 30, 2009	March 31, 2009
Total revenues	$10,602	$11,556	$10,828	$11,535
Net loss	(868)	97	(71)	198
Less: Net (income) attributable to non-controlling members in consolidated real estate entities	33	(2)	3	(5)
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling member’s equity	(835)	95	(68)	193

14. Subsequent Events

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan is currently subject to the interest rate contract, which swapped one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson campus that was scheduled to mature on April 30, 2011. The remaining proceeds were used to partially pay down our secured credit facility. As a result, as of February 15, 2011 $38.5 million of our secured credit facility had been drawn.

On February 24, 2011, we exercised our call right to purchase the remaining 49% interest in the Rincon Center property at a purchase price of approximately $40.3 million, which includes an allocation of the net current assets. The transaction is expected to close in the second quarter of 2011.

Schedule III
Consolidated Real Estate and Accumulated Depreciation
(In thousands)

		Initial Costs		Cost Capitalized subsequent to Acquisition		Gross Carrying Amount at December 31, 2010			Accumulated Depreciation at December 31, 2010	Year Built / Renovated	Year Acquired
Property name	Encumbrances at December, 31 2010	Land	Building & Improvments	Improvements	Carrying Costs	Land	Building & Improvements	Total
Office
City Plaza	$—	$14,939	$34,135	$3,221	$—	$14,939	$37,356	$52,295	$(2,544)	1969/1999	2008
Techniccolor Building	—	6,598	27,187	28,064	3,088	6,598	58,339	64,937	(5,291)	2008	2007
875 Howard Street Property	—	18,058	41,046	10,256	1,180	18,058	52,482	70,540	(4,984)	Various	2007
First Financial	43,000	8,115	52,137	930	—	8,115	53,067	61,182	(940)	1986	2010
Tierrasanta	14,300	3,056	9,670	32	—	3,056	9,702	12,758	(229)	1985	2010
Del Amo	—	—	18,000	14	—	—	18,014	18,014	(199)	1986	2010
9300 Wilshire	—	—	10,718	24	—	—	10,742	10,742	(121)	1965/2001	2010
222 Kearny	—	7,563	23,793	—	—	7,563	23,793	31,356	(238)	Various	2010
Rincon Center	106,000	58,649	111,411	17	—	58,649	111,428	170,077	(206)	1985	2010
1455 Market	—	41,226	34,990	—	—	41,226	34,990	76,216	(338)	1977	2010
10950 Washington	30,000	17,979	25,110	—	—	17,979	25,110	43,089	(27)	Various	2010
Media & Entertainment
Sunset Gower	—	75,749	58,969	6,488	—	75,749	65,457	141,206	(6,591)	Various	2007
Sunset Bronson	37,000	77,698	32,374	3,406	—	77,698	35,780	113,478	(5,405)	Various	2008
Total	$230,300	$329,630	$479,540	$52,452	$4,268	$329,630	$536,260	$865,890	$(27,113)