Form 10-Q
period 2011-03-31
Hudson Pacific Properties, Inc.
filed 2011-05-13
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______
Commission File Number 001-34789
______________________________________
Hudson Pacific Properties, Inc.
(Exact name of Registrant as specified in its charter)
______________________________________

Maryland	27-1430478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11601 Wilshire Blvd., Suite 1600 Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)
(310) 445-5700
(Registrant’s telephone number, including area code)
(Former name, former address and
former fiscal year if changed since last report)
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐.
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
The number of shares of common stock outstanding at May 10, 2011 was 33,563,534.

Hudson Pacific Properties, Inc.
FORM 10-Q
March 31, 2011

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
REAL ESTATE ASSETS
Land	$329,231	$329,231
Building and improvements	472,087	468,711
Tenant improvements	49,739	47,478
Furniture and fixtures	11,431	11,411
Property under development	3,343	7,904
Total real estate held for investment	865,831	864,735
Accumulated depreciation and amortization	(33,388)	(27,113)
Investment in real estate, net	832,443	837,622
Cash and cash equivalents	38,273	48,875
Restricted cash	9,588	4,121
Accounts receivable, net	5,973	4,478
Straight-line rent receivables	7,579	6,703
Deferred leasing costs and lease intangibles, net	81,295	86,385
Deferred finance costs, net	4,752	3,211
Interest rate contracts	1,020	—
Goodwill	8,754	8,754
Prepaid expenses and other assets	4,148	4,416
TOTAL ASSETS	$993,825	1,004,565
LIABILITIES AND EQUITY
Notes payable	$332,153	$342,060
Accounts payable and accrued liabilities	15,492	11,507
Below-market leases	20,049	20,983
Security deposits	5,221	5,052
Prepaid rent	11,656	10,559
Redeemable non-controlling interest in consolidated real estate entity	41,117	—
Interest rate contracts	31	71
TOTAL LIABILITIES	425,719	390,232
6.25% Series A Cumulative Redeemable Preferred units of the Operating Partnership	12,475	12,475
Redeemable non-controlling interest in consolidated real estate entity	—	40,328
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Series B cumulative redeemable preferred stock	87,500	87,500
Common Stock, $0.01 par value 490,000,000 authorized, 22,451,829 outstanding at March 31, 2011 and 22,436,950 outstanding at December 31, 2010	225	224
Additional paid-in capital	408,911	411,598
Accumulated other comprehensive loss	(119)	6
Accumulated deficit	(5,930)	(3,482)
Total Hudson Pacific Properties, Inc. stockholders’ equity	490,587	495,846
Non-controlling unitholders in the Operating Partnership	65,044	65,684
TOTAL EQUITY	555,631	561,530
TOTAL LIABILITIES AND EQUITY	$993,825	1,004,565
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues
Office
Rental	$17,514	$2,980
Tenant recoveries	6,031	411
Other	2,087	81
Total office revenues	25,632	3,472
Media & Entertainment
Rental	5,480	5,286
Tenant recoveries	343	367
Other property-related revenue	3,271	1,851
Other	78	6
Total media & entertainment revenues	9,172	7,510
Total revenues	34,804	10,982
Operating Expenses
Office operating expenses	10,274	1,198
Media & entertainment operating expenses	5,179	4,530
General and administrative	3,146	—
Depreciation and amortization	11,361	2,713
Total operating expenses	29,960	8,441
Income from operations	4,844	2,541
Other Expense (Income)
Interest expense	4,642	2,082
Interest income	(8)	(3)
Unrealized (gain) of interest rate contracts	—	(207)
Acquisition-related expenses	—	—
Other expense	117	—
	4,751	1,872
Net income	93	669
Less: Net (income) attributable to preferred stock and units	(2,027)	—
Less: Net (income) attributable to restricted shares	(62)	—
Less: Net (income) loss attributable to non-controlling members in consolidated real estate entities	(813)	(3)
Add: Net loss attributable to unitholders in the Operating Partnership	299	—
(Loss) income attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling member’ s equity	$(2,510)	$666
Net (loss) attributable to shareholders’ per share - basic and diluted	$(0.11)	—
Weighted average shares of common stock outstanding - basic and diluted	21,949,118	—
Dividends declared per common share	$0.1250	—

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93	$669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,361	2,713
Amortization of deferred financing costs and loan premium, net	86	415
Amortization of stock based compensation	720	—
Straight-line rent receivables	(876)	(322)
Amortization of above-market leases	841	121
Amortization of below-market leases	(934)	(220)
Amortization of lease incentive costs	339	—
Bad debt expense	88	(132)
Amortization of ground lease	80	—
Unrealized gain on interest rate contract	—	(196)
Change in operating assets and liabilities:
Restricted cash	(5,467)	(616)
Accounts receivable	(1,583)	(300)
Deferred leasing costs and lease intangibles	(826)	(309)
Prepaid expenses and other assets	224	294
Accounts payable and accrued liabilities	6,155	(56)
Security deposits	169	205
Prepaid rent	1,097	(581)
Net cash provided by operating activities	11,567	1,685
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(3,652)	(2,172)
Net cash used in investing activities	(3,652)	(2,172)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	100,000	1,485
Payments of notes payable	(109,617)	—
Series B stock issuance transaction costs	(600)	—
Dividends paid to common stock and unit holders	(3,132)	—
Dividends paid to preferred stock and unit holders	(2,027)	—
Contributions by members	—	983
Distribution to non-controlling member in consolidated real estate entity	(24)	—
Payment of loan costs	(3,117)	—
Net cash (used in) provided by financing activities	(18,517)	2,468
Net increase (decrease) in cash and cash equivalents	(10,602)	1,981
Cash and cash equivalents-beginning of period	48,875	3,694
Cash and cash equivalents-end of period	$38,273	$5,675
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$4,005	$1,696
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for investment in property	$2,196	$3,394
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

As indicated above, because the IPO and related formation transactions did not occur until shortly before June 30, 2010, the results of operations for the entities acquired in connection with the IPO and related formation transactions are only included in certain historical financial statements. More particularly, the results of operations discussed below for the three months ended March 31, 2010 reflect the operations of the three office properties and two media and entertainment properties owned by HFOP City Plaza, LLC, Sunset Bronson Entertainment Properties, LLC, SGS Realty II, LLC, and Howard Street Associates LLC, as applicable. The two office properties and certain management contracts owned by Glenborough Tierrasanta, LLC, GLB Encino, LLC and Hudson Capital, LLC, as applicable, were acquired on June 29, 2010. The Del Amo Office property and underlying ground sublease was acquired on August 16, 2010, the 9300 Wilshire Boulevard office building and underlying ground lease was acquired on August 24, 2010, the 222 Kearny office building was acquired on October 8, 2010, the 1455 Market office building and our 51% joint venture interest in Rincon Center were both acquired on December 16, 2011, and the 10950 Washington office building was acquired on December 22, 2011. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition.

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

After the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred on June 29, 2010, we are a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of March 31, 2011, we owned a portfolio of 11 office properties (including our joint venture interest in the Rincon Center property) and two media and entertainment properties. All of these properties are located in California.

Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm's review of our consolidated financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated/combined financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated. The real estate entities included in the accompanying consolidated/combined financial statements have been consolidated/combined on the basis that, for the periods prior to the completion of our IPO, such entities were under common control.

Reclassifications

For the first quarter of 2011, we have reclassified certain other property-related revenue and tenant recoveries relating to our media and entertainment properties that had been included as an offset to corresponding operating expenses, such that on account of such reclassification our media and entertainment revenue, other property-related revenue, and tenant recoveries and our media and entertainment operating expenses reflect the gross revenue and gross expenses, as applicable, without regard to such offset. This reclassification conforms the periods prior to 2011 with the current period presentation.

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

The Company computes depreciation using the straight-line method over the estimated useful lives of a range of 39 years for building and improvements, 15 years for land improvements, 5 or 7 years for furniture and fixtures and equipment,

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

and over the life of the lease for tenant improvements. Depreciation is discontinued when a property is identified as held for sale. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if any. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term and bargain renewal periods, if any.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the three months ended March 31, 2011.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Our goodwill balance of $8,754 is reported as of March 31, 2011. Goodwill has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments have been noted for the three months ended March 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with a maturity of three months or less when purchased.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At March 31, 2011, management believes that the collectability of straight-line rent balances are reasonably assured; accordingly, no allowance was established against straight-line rent receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations.

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

Derivative Financial Instruments

The Company manages interest rate risk associated with borrowings by entering into interest rate derivative contracts. The Company recognizes all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value and the changes in fair value are reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income, which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company held two interest rate contracts as of March 31, 2011, which have been accounted for as cash flow hedges as more fully described in footnote 6 below. The Company held one interest rate swap at December 31, 2010, which has been accounted for as a cash flow hedge as more fully described in footnote 6 below.

Stock Based Compensation

Accounting Standard Codification, or ASC, Topic 718, Compensation—Stock Compensation (referred to as ASC Topic 718 and formerly known as FASB 123R), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC Topic 718. Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

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

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our initial taxable year. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

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

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2011, the Company has not established a liability for uncertain tax positions.

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

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This update provides amendments to the ASC for the fair value measurement of liabilities. In circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets, or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. These amendments to the ASC are effective upon issuance and did not have a significant impact on our financial statements.

The Company’s interest rate contract agreements are classified as Level 2 and their fair value is derived from estimated values obtained from observable market data for similar instruments.

Unrealized losses associated with Level 2 assets were $180 and unrealized gains associated with Level 2 liabilities were $40 for the three months ended March 31, 2011. Unrealized gains associated with Level 2 liabilities were $207 for the three months ended March 31, 2010. The unrealized gains associated with Level 2 assets for the three months ended March 31, 2011 relate to interest rate contracts that have been accounted for as a cash flow hedges, therefore changes in the fair value of those derivatives are recognized in other comprehensive income, which is a component of equity. The unrealized gains associated with Level 2 assets for three months ended March 31, 2010 relate to interest rate contracts that were not designated as cash flow hedges, therefore changes in the fair value of those derivatives are recognized in earnings.

3. Investment in Real Estate
As described above, we acquired GLB Encino, LLC, Glenborough Tierrasanta, LLC, and Hudson Capital, LLC as part of the formation transactions in connection with our IPO for approximately $89.0 million. The results of operations for each of the acquired entities are included in our consolidated statements of operations only from the June 29, 2010. The following table represents our purchase price allocation for these acquisitions.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	GLB Encino, LLC and Glenborough Tierrasanta, LLC	Hudson Capital, LLC	Total
Consideration paid
Issuance of common shares or common operating partnership units	$3,019	$9,000	$12,019
Issuance of preferred operating partnership units	12,475	—	12,475
Cash consideration	7,200	—	7,200
Debt assumed	57,300	—	57,300
Total consideration paid	$79,994	$9,000	$88,994
Allocation of consideration paid
Investment in real estate, net	$72,978	$255	$73,233
Lease intangibles, net	6,570	—	6,570
Goodwill	—	8,754	8,754
Leasing costs	1,940		1,940
Fair market favorable debt value	280		280
Below-market leases	(1,062)		(1,062)
Cash	—	23	23
Other liabilities assumed, net	(712)	(32)	(744)
Total consideration paid	$79,994	$9,000	$88,994

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

	Del Amo	9300 Wilshire	222 Kearny	Rincon Center	1455 Market	10950 Washington
Date of Acquisition	August 13, 2010	August 24, 2010	October 8, 2010	December 16, 2010	December 16, 2010	December 22, 2010	Total
Consideration paid
Cash consideration	$27,327	$14,684	$34,174	$38,391	$92,365	$16,409	$223,350
Redeemable Non-controlling Interest in Consolidated Real Estate Entity	—	—	—	40,180	—	—	40,180
Debt Assumed	—	—	—	106,000	—	30,000	136,000
Total consideration	$27,327	$14,684	$34,174	$184,571	$92,365	$46,409	$399,530
Allocation of consideration paid
Investment in real estate, net	18,000	10,718	31,356	168,906	76,216	43,089	348,285
Above-market leases	2,626	689	1,296	3,693	903	1,160	10,367
In-place leases	2,118	677	1,942	10,935	13,471	2,417	31,560
Other lease intangibles	558	198	491	3,692	8,212	765	13,916
Fair market unfavorable debt value	—	—	—	(650)	—	(230)	(880)
Below-market ground lease	4,198	2,822	494	—	—	—	7,514
Below-market leases	—	(104)	(691)	(1,576)	(5,899)	(1,201)	(9,471)
Other asset (liabilities) assumed, net	(173)	(316)	(714)	(429)	(538)	409	(1,761)
Total consideration paid	$27,327	$14,684	$34,174	$184,571	$92,365	$46,409	$399,530

 The table below shows the pro forma financial information (unaudited) for the three months ended March 31, 2011 and 2010 as if all properties had been acquired as of January 1, 2011 and 2010.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Three Months Ended March 31,
	2011	2010
Total revenues	$34,804	$30,980
Net income	$93	$714

4. Lease Intangibles
The following summarizes our deferred leasing cost and lease intangibles as of:

	March 31, 2011	December 31, 2010
Above-market leases	$15,755	$15,755
Lease in-place	45,658	45,658
Below-market ground leases	7,513	7,513
Other lease intangibles	25,903	25,903
Lease commissions	642	957
Deferred leasing costs	4,683	4,154
	100,154	99,940
Accumulated amortization	(18,859)	(13,555)
Deferred leasing costs and lease intangibles, net	$81,295	$86,385

Below-market leases	24,702	24,702
Accumulated accretion	(4,653)	(3,719)
Acquired lease intangible liabilities, net	$20,049	20,983

5. Notes Payable
Senior Secured Revolving Credit Facility
In conjunction with our IPO and formation transactions, we entered into a $200.0 million secured revolving credit facility with a group of lenders for which an affiliate of Barclays Capital Inc. acts as administrative agent and joint lead arranger and affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated act as syndication agent and joint lead arranger. The credit facility bears interest at a rate per annum equal to LIBOR plus 325 basis points to 400 basis points, depending on our leverage ratio, provided that LIBOR is subject to a floor of 1.50%. The secured revolving credit facility contains an accordion feature that allows us to increase the availability by $50.0 million, to $250.0 million, under specified circumstances. On April 4, 2011, we amended this facility as described more fully in footnote (4) below.
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

The following table sets forth information as of March 31, 2011 with respect to our outstanding indebtedness. The $37.0 million note secured by the Sunset Bronson property summarized below was repaid from proceeds of the the $92.0 million note secured by Sunset

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Gower / Sunset Bronson properties as described in (2) below.

Debt	Outstanding March 31, 2011	Outstanding December 31, 2010	Interest Rate (1)	Maturity Date
Mortgage loan secured by Sunset Bronson (2)	$—	$37,000	LIBOR+3.65%	4/30/2011
Mortgage loan secured by Rincon Center (3)	106,000	106,000	6.08%	7/1/2011
Mortgage loan secured by First Financial	43,000	43,000	5.34%	12/1/2011
Mortgage loan secured by Tierrasanta	14,300	14,300	5.62%	12/1/2011
Mortgage loan secured by 10950 Washington	30,000	30,000	5.94%	2/11/2012
Secured Revolving Credit Facility (4)	46,500	111,117	LIBOR+3.25%-4.00%	6/29/2013
Mortgage loan secured by Sunset Gower/Sunset Bronson (2)	$92,000	$—	LIBOR+3.50%	2/11/2016
Subtotal	$331,800	$341,417
Unamortized loan premium, net (5)	353	643
Total	$332,153	$342,060
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)
On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan was subject to an interest rate contract, which swaps one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through its maturity on February 11, 2016. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson property that was scheduled to mature on April 30, 2011. The remaining proceeds were used to partially pay down our secured revolving credit facility. Until its repayment on February 11, 2011, the $37.0 million mortgage loan secured by our Sunset Bronson property incurred interest at a rate of one-month LIBOR plus 3.65% and was subject to the same interest rate contract swapping one-month LIBOR to a fixed rate of 0.75% described earlier.

(3)	Outstanding balance reflects full project-level indebtedness on Rincon Center, without pro rata adjustment for our 51% share of the Rincon Center joint venture.

(4)
We entered into a $200.0 million secured revolving credit facility with a group of lenders for which an affiliate of Barclays Capital Inc. acts as administrative agent and joint lead arranger and affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated act as syndication agent and joint lead arranger. Until it was amended on April 4, 2011, the facility bore interest at a rate per annum equal to LIBOR plus 325 basis points to 400 basis points, depending on our leverage ratio, provided that LIBOR was subject to a floor of 1.50%. The secured revolving credit facility contains an accordion feature that allows us to increase the availability by $50.0 million, to $250.0 million, under specified circumstances. On April 4, 2011, we amended our $200 million secured revolving credit facility. As a result of the amendment, the secured revolving credit facility now bears interest at a rate per annum equal to LIBOR plus 250 basis points to 325 basis points (down from 325 basis points to 400 basis points), depending on our leverage ratio, and is no longer subject to a LIBOR floor of 1.50%. The secured revolving credit facility continues to include an accordion feature that allows us to increase the availability by $50.0 million, to $250.0 million, under specified circumstances.

(5)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with the First Financial, Tierrasanta, Rincon and 10950 Washington loans.

6. Interest Rate Contracts

The indebtedness encumbering the Sunset Gower property and Technicolor Building until its repayment on June 29, 2010 in connection with the IPO and related formation transactions was subject to an interest rate contract, effective as of September 15, 2008, capping one-month LIBOR at 4.75% on the notional amount and on terms identical to the principal amount and terms of the mortgage loan. That interest rate contract expired on September 15, 2009. Another interest rate contract capping one-month LIBOR at 4.75% on the notional amount and on terms identical to the principal amount and terms of the mortgage loan was purchased and went effective September 15, 2009 and covered the period through March 15, 2010. The fair market value of that interest rate cap agreement at March 31, 2011 (having expired on March 15, 2010) and December 31, 2010 was $0.

The indebtedness encumbering the Sunset Bronson property was subject to a collar on the LIBOR portion of the interest rate of not less than 2.55% and no greater than 3.87% until September 1, 2010. We had not designated the interest rate collar agreement as a hedging instrument for accounting purposes; therefore, the change in the fair value of the derivative instrument is reported in current earnings. From and after June 1, 2010, the applicable interest rate became 5.90% per annum, until a new secured interest rate contract went effective upon the closing of the IPO and related formation transaction on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%. The interest rate contract for Sunset Bronson fixed one-month LIBOR on the full $37.0 million notional loan amount through April 30, 2011 on terms identical to the terms of the mortgage loan. We designated this interest rate swap as a cash flow hedge for accounting purposes.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan is currently subject to the above described interest rate contract, which swapped one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson campus that was scheduled to mature on April 30, 2011. We designated this interest rate cap contract as a cash flow hedge for accounting purposes.

The fair market value of the interest rate cap at March 31, 2011 was $1,020 and interest rate swap at March 31, 2011 and December 31, 2010 was a $31 and $71, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents
Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2011 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at March 31, 2011 are as follows for the years/periods ended December 31. The table does not include rents under leases at our media and entertainment properties with terms of one year or less.

2011 (nine months ending December 31, 2011)	$49,620
2012	63,317
2013	58,679
2014	46,540
2015	42,577
2016	34,012
Thereafter	59,541
Total future minimum rents	$354,286
Future Minimum Lease Payments
In conjunction with the acquisition of the Sunset Gower Property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) for a portion of the land with an unrelated party. Commencing September 1, 2007, the monthly rent increased to $15, whereas the monthly rent totaled $14 at the time of acquisition. The rental rate is subject to adjustment in September 2011 and every seven years thereafter. In conjunction with the acquisition of the Del Amo Office building, our subsidiary, Hudson Del Amo Office, LLC, assumed a ground sublease (expiring June 30, 2049) with an unrelated party. Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease. In conjunction with the acquisition of the 9300 Wilshire Boulevard building, our subsidiary, Hudson 9300 Wilshire, LLC, assumed a ground lease (expiring August 14, 2032) with an unrelated party. Minimum rent under the ground lease is $75 per year (additional rent under this lease of 6% of gross rentals less minimum rent, as defined in such lease, is not included in this amount).
The following table provides information regarding our future minimum lease payments at March 31, 2011 under these lease agreements.

2011 (nine months ending December 31, 2011)	$923
2012	1,231
2013	1,231
2014	1,231
2015	1,231
2016	1,231
Thereafter	45,618
Total future minimum rents	$52,696

8. Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for notes payable are estimates based on rates currently prevailing for similar instruments of similar maturities. The estimated fair values of interest-rate contract/cap arrangements were derived from estimated values based on observable market data for similar instruments.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$332,153	$332,798	$342,060	$342,153
Derivative assets, disclosed as “Interest rate contracts”	(1,020)	(1,020)	—	—
Derivative liabilities, disclosed as “Interest rate contracts”	31	31	71	71
	$331,164	$331,809	$342,131	$342,224

9. Equity
Non-controlling Interests

Non-controlling common partnership interests in our operating partnership relate to interests in the partnership that are not owned by us. Non-controlling interests consisted of 2,610,941 common units of partnership interest in our operating partnership, or common units, and represented approximately 10.4% of our operating partnership at March 31, 2011. Common units and shares of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Redeemable non-controlling interest in consolidated real estate entity relates to a joint venture relationship with an affiliate of Beacon Capital Partners (“Beacon”), an unrelated third party, in the Rincon Center property. We acquired a 51% interest in a 581,000 (unaudited) square foot commercial space owned by Beacon as described in note 3. We had a call right and Beacon had a put right that, if exercised, obligated us to make an additional investment to acquire the remaining 49% interest in the Rincon Center joint venture in the second quarter of 2011 at a purchase price of approximately $41.1 million, which includes an allocation of net current assets. Further, if we defaulted on our obligations under the put/call arrangement, we were obligated to pay a termination fee of $17.5 million, and Beacon could elect to either purchase our interest in the Rincon Center joint venture or pursue a forced sale of the property. On February 24, 2011, we exercised the call right and completed the acquisition of the Beacon 49% interest on April 29, 2011.

Non-controlling series A preferred partnership interests in our operating partnership relate to 499,014 series A preferred units of partnership interest our operating partnership, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and are convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, in each case after an initial holding period of not less than three years from the consummation of this offering. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

Series B cumulative redeemable preferred stock relates to 3,500,000 shares of our series B preferred stock, $0.01 par value per share. Dividends on our series B preferred stock are cumulative from the date of original issue (December 10, 2010) and payable quarterly on or about the last calendar day of each March, June, September and December, commencing on December 31, 2010, at the rate of 8.375% per annum of its $25.00 per share liquidation preference (equivalent to $2.09375 per share per annum). If following a change of control of our Company, either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the New York Stock Exchange, or NYSE, or quoted on the NASDAQ Stock Market, or NASDAQ (or listed or quoted on a successor exchange or quotation system), holders of our series B preferred stock will be entitled to receive cumulative cash dividends from, and including, the first date on which both the change of control occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, at the increased rate of 12.375% per annum per share of the liquidation preference of our series B preferred stock (equivalent to $3.09375 per annum per share) for as long as either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted. Except in instances relating to preservation of our qualification as a real estate investment trust, or REIT, or in connection with a change of control of our company, our series B preferred stock is not redeemable prior to December 10, 2015. On and after December 10, 2015, we may redeem our series B preferred stock in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. If at any time following a change of control either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), we will have the option to redeem our series B preferred stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to, but not including, the redemption date. Our series B preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by us, and it is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. For a full description of the Series B cumulative redeemable preferred stock, please see “Description of our Preferred Stock” in our December 7, 2010 Prospectus.
The table below represent our condensed consolidated statements of equity and non-controlling series A preferred partnership and redeemable non-controlling interest in consolidated real estate entity interests:

	Hudson Pacific Properties Inc., Stockholders' Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interests — Unitholders in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units	Non- controlling Interests — Members in Consolidated Entities
Balance, January 1, 2011	22,436,950	$224	$87,500	$411,598	$(3,482)	$6	$65,684	$561,530	$12,475	$40,328
Contributions								—
Distributions								—		(24)
Issuance of restricted stock	14,879	1		(1)				—
Transaction related costs				(600)				(600)
Declared Dividend			(1,832)	(2,806)			(326)	(4,964)	(195)
Amortization of stock based compensation				720				720
Net income (loss)			1,832		(2,448)		(299)	(915)	195	813
Cash Flow Hedge Adjustment						(125)	(15)	(140)
Comprehensive Loss								(1,055)
Balance, March 31, 2011	22,451,829	$225	$87,500	$408,911	$(5,930)	$(119)	$65,044	$555,631	$12,475	$41,117

Dividends

During the first quarter for 2011, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.52344 per share. The first quarter dividends were declared on March 10, 2011 to holders of record on March 21, 2011.

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

Stock-Based Compensation

In connection with entering into the employment arrangements effective as of closing of the IPO, Messrs. Coleman, Stern, Lammas, Barton, Shimoda, and certain non-executive employees and directors were granted 270,588 restricted shares of our

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

common stock at our initial offering price of $17.00 per restricted share resulting in $4.5 million in total compensation expense. These restricted stock awards will vest in three equal, annual installments on each of the first three anniversaries of the date of the IPO, subject to the executive’s continued employment. On December 29, 2010, various executives were granted 219,854 restricted shares of our common stock at the closing price of $15.01 per restricted share resulting in $3.3 million total compensation expense. On January 20, 2011 our directors were granted 11,571 restricted shares and 3,308 unrestricted shares (fully vested) of our common stock at the closing price of $15.12 per restricted share resulting in $0.2 million total compensation expense. In connection with his resignation as a director, 7,535 restricted shares previously granted to Mark Burnett were forfeited, unvested. We have elected to recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant. None of the restricted shares were vested at March 31, 2011. For the three months ended March 31, 2011, $720 of non-cash compensation expense was recognized in general and administrative expenses and additional paid-in capital.

10. Related Party Transactions

Until the IPO and related formation transactions, the media and entertainment properties owned by our predecessor were managed by Hudson Studios Management, LLC and our City Plaza office property was managed by Hudson OP Management, LLC (Hudson Studios Management, LLC and Hudson OP Management, LLC are collectively referred to as “Hudson Management”), both of which were affiliates of our predecessor. For the three months ended March 31, 2010, management fees of $275 had been incurred. These agreement were effectively terminated upon our acquisition of Hudson Management.

The developers and managers of the 875 Howard Street Property were TMG Partners and Flynn Properties, Inc. TMG Partners was also the managing member. TMG Partners and Flynn Properties, Inc. jointly began providing property management services for the 875 Howard Street Property starting February 15, 2007. A monthly property management fee equal to the greater of $20 per month or 2.5% of gross rents received from tenants during each calendar month was paid in equal parts to TMG Partners and Flynn Properties, Inc. These fees totaled $42 for the three months ended March 31, 2010.

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Concentrations

All of the Company’s Properties are located in California which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the three months ended March 31, 2011 and 2010, approximately 26% and 68% , respectively of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company particularly susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry. For the three months ended March 31, 2011 and 2010, the Technicolor Lease accounted for approximately 4% and 13%, respectively of total revenues and the KTLA lease accounted for approximately 2% and 6%, respectively, of total revenues.

Bank of America leases approximately 836,000 square feet (unaudited) of our 1455 Market property for various lease terms between one and seven years. As a result of our purchase of this property on December 16, 2010, this lease did not account for any portion of our total revenue for the three months ended March 31, 2010. For the three months ended March 31, 2011, the Bank of America Lease accounted for approximately 7%.

12. Segment Reporting

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
Summary information for the reportable segments for the three months ended March 31, 2011 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$25,632	$9,172	$34,804
Operating expenses	10,274	5,179	15,453
Net operating income	$15,358	$3,993	$19,351
Summary information for the reportable segments for the three months ended March 31, 2010 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$3,472	$7,510	$10,982
Operating expenses	1,198	4,530	5,728
Net operating income	$2,274	$2,980	$5,254
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	March 31, 2011	March 31, 2010
Net operating income	$19,351	$5,254
General and administrative	(3,146)	—
Depreciation and amortization	(11,361)	(2,713)
Interest income	8	3
Unrealized gain on interest rate contract	—	207
Interest expense	(4,642)	(2,082)
Acquisition-related expenses	—	—
Other expense	(117)	—
Net income	$93	$669
There were no intersegment sales or transfers during either of the three-month periods ended March 31, 2011 and 2010.

13. Subsequent Events

Secured Credit Facility

Effective April 4, 2011, we entered into an amendment to our secured revolving credit facility, the effects of which are reflected in the description below. From and after the date of such amendment, the secured revolving credit facility bears interest at a rate per annum equal to LIBOR plus 250 basis points to 325 basis points, depending on our leverage ratio. The secured revolving credit facility contains an accordion feature that allows us to increase the availability by $50.0 million, to $250.0 million, under specified circumstances.

The amount available for us to borrow under the facility is subject to the lesser of a percentage of the appraisal value of our properties that form the borrowing base of the facility and a minimum implied debt service coverage ratio. Our ability to borrow under the facility is subject to ongoing compliance with a number of customary restrictive covenants, including:

•	a maximum leverage ratio (defined as consolidated total indebtedness to total asset value) of 0.60:1.00;

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50:1.00;

•	a maximum consolidated floating rate debt ratio (defined as consolidated floating rate indebtedness to total asset value) of 0.25:1.00;

•
a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility but including unsecured lines of credit to total asset value) of 0.15:1.00; and

•	a minimum tangible net worth equal to at least 85% of our tangible net worth at the closing of our initial public offering plus 75% of the net proceeds of any additional equity issuances.

Under the secured revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our FFO, (ii)the amount required for us to qualify and maintain our status as a REIT or (iii) amounts required for us to avoid the imposition of income and excise taxes. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

We and certain of our subsidiaries have guaranteed the obligations under the secured revolving credit facility and have pledged specified assets (including real property), stock and other interests as collateral for the secured revolving credit facility obligations.

Acquisitions and Financings

On April 29, 2011, the Company acquired the remaining 49% interest in One and Two Rincon Center, a landmark, 581,000-square-foot office complex in San Francisco's South Financial District, for $38.7 million (before closing costs and prorations).

In conjunction with the acquisition, the Company closed a seven-year, secured, non-recourse loan in the amount of $110.0 million from JPMorgan Chase Bank, National Association. Interest under the new loan is payable monthly at a fixed annual rate of 5.134%. The purpose of the loan is to fully refinance an existing $106.0 million project loan on the property that was scheduled to mature on July 1, 2011. The Company's operating partnership has provided a customary non-recourse carve-out guaranty and environmental indemnity. In addition, the loan agreement includes customary events of default, including for failure to pay principal or interest or for certain non-permitted transfers.

Secondary Offering

On May 3, 2011, we completed the public offering of 6,950,000 shares of common stock and the exercise of the underwriters' over-allotment option to purchase an additional 1,042,500 shares of our common stock at the public offering price of $14.62 per share. We also completed the private placement of 3,125,000 shares to investment funds affiliated with Farallon Capital Management, L.L.C., at the same price.

Total proceeds from the public offering and the concurrent private placement, after underwriters' discount, were approximately $156.7 million (before transaction costs). Of the total, approximately $96.5 million was from the public offering of common stock, approximately $14.5 million was from the exercise of the over-allotment option and approximately $45.7 million was from the private placement investment.

We intend to use the net proceeds from the offering and the concurrent private placement to repay indebtedness under our secured revolving credit facility, to fund future acquisitions and for general working capital purposes.

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

Historical Results of Operations
This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the three months ended March 31, 2011 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on form 10-K for the year ended December 31, 2010. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on form 10-K for the year ended December 31, 2010 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

As indicated above, because the IPO and related formation transactions did not occur until shortly before June 30, 2010, the results of operations for the entities acquired in connection with the IPO and related formation transactions are only included in certain historical financial statements. More particularly, the results of operations discussed below for the three months ended March 31, 2010 reflect the operations of the three office properties and two media and entertainment properties owned by HFOP City Plaza, LLC, Sunset Bronson Entertainment Properties, LLC, SGS Realty II, LLC, and Howard Street Associates LLC, as applicable. The two office properties and certain management contracts owned by Glenborough Tierrasanta, LLC, GLB Encino, LLC and Hudson Capital, LLC, as applicable, were acquired on June 29, 2010. The Del Amo Office property and underlying ground sublease was acquired on August 16, 2010, the 9300 Wilshire Boulevard office building and underlying ground lease was acquired on August 24, 2010, the 222 Kearny office building was acquired on October 8, 2010, the 1455 Market office building and our 51% joint venture interest in Rincon Center were both acquired on December 16, 2011, and the 10950 Washington office building was acquired on December 22, 2011. The results of operations for each of these acquisitions are included in our consolidated statements of operations only from the date of acquisition.
The following table identifies each of the properties in our portfolio acquired through March 31, 2011 and their date of acquisition.

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

(1) We acquired a 51% joint venture interest in the Rincon Center property. On February 24, 2011, we exercised our call right to purchase the remaining 49% interest in the Rincon Center property. On April 29, 2011 we acquired the remaining 49% interest in the Rincon Center property for approximately $38.7 million (before closing costs and prorations).

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and other revenue. Total office revenues increased $22.2 million (including early lease termination revenue from a single floor tenant at our City Plaza project), or 638.2%, to $25.6 million for the three months ended March 31, 2011 compared to $3.5 million for the three months ended March 31, 2010. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $14.5 million, or 487.7%, to $17.5 million for the three months ended March 31, 2011 compared to $3.0 million for the three months ended March 31, 2010. The increase in rental revenue from a year ago was primarily the result of rental revenue from office properties acquired in connection with our initial public offering and during the third and fourth quarters of 2010.

Office Tenant Recoveries. Office tenant recoveries increased $5.6 million, or 1,367.4%, to $6.0 million for the three months ended March 31, 2011 compared to $0.4 million for the three months ended March 31, 2010. The increase in tenant recoveries was primarily the result of recoveries from office properties acquired in connection with our initial public offering and during the third and fourth quarters of 2010.

Office Other Revenue. Other revenue increased $2.0 million (including early lease termination revenue), or 2,476.5%, to $2.1 million for the three months ended March 31, 2011 compared to $0.1 million for the three months ended March 31, 2010. The increase in other revenue was primarily the result of the early lease termination revenue from a single floor tenant at our City Plaza project.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $1.7 million, or 22.1%, to $9.2 million for the three months ended March 31, 2011 compared to $7.5 million for the three months ended March 31, 2010. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue increased $0.2 million, or 3.7%, to $5.5 million for the three months ended March 31, 2011 compared to $5.3 million for the three months ended March 31, 2010. The increase in rental revenue was primarily due to improved occupancy at both media and entertainment properties.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue increased $1.4 million, or 76.7%, to $3.3 million for the three months ended March 31, 2011 compared to $1.9 million for the three months ended March 31, 2010. The increase in other property-related revenue was primarily due to an increased in lighting equipment rental revenue, parking revenue, and telecom revenue relating to higher production activity associated with improved occupancy at both media and entertainment properties.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $21.5 million, or 254.9%, to $30.0 million for the three months ended March 31, 2011 compared to $8.4 million for the three months ended March 31, 2010. This increase in total operating expenses is attributable primarily to the factors discussed below.

Office Operating Expenses. Office operating expenses increased $9.1 million, or 757.6%, to $10.3 million for the three months ended March 31, 2011 compared to $1.2 million for the three months ended March 31, 2010. The increase in operating expenses was primarily due to the acquisitions of office properties in connection with our initial public offering and during the third and fourth quarters of 2010.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $0.6 million, or 14.3%, to $5.2 million for the three months ended March 31, 2011 compared to $4.5 million for the three months ended March 31, 2010. The increase in operating expenses was due to an increase in other property-related expenses, primarily lighting and other equipment rental expenses resulting from higher production activity associated with improved occupancy at both media and entertainment properties.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. Since the IPO, 2010 private placement, and formation transactions did not occur until June 29, 2010, the three months ended March 31, 2010 do not include general and administrative expenses for corporate-level operations. The $3.1 million of general and administration expenses reflect the expenses of our corporate-level operation for the three months ended March 31, 2011.

Depreciation and Amortization. Depreciation and amortization expense increased $8.6 million, or 318.8%, to $11.4 million for the three months ended March 31, 2011 compared to $2.7 million for the three months ended March 31, 2010. The increase was primarily due to the depreciation associated with the acquisitions of office properties in connection with our initial public offering and during the third and fourth quarters of 2010.

Other Expense (Income)

Interest Expense. Interest expense increased $2.6 million, or 123.0%, to $4.6 million for the three months ended March 31, 2011 compared to $2.1 million for the three months ended March 31, 2010. The increase was primarily due to the increased indebtedness associated with the acquisitions of office properties in connection with our initial public offering and during the third and fourth quarters of 2010 in addition to the reduction of capitalized interest as a result of the completion of the 875 Howard Street property in April 2010.

Unrealized Gain on Interest Rate Contracts. Unrealized gain on interest rate contracts decreased by $0.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of the expiration of an interest rate contract that was not accounted for as an effective cash flow hedge.

Acquisition-related expenses. We had no material acquisition-related expenses for the three months ended March 31, 2011 and March 31, 2010.

Net Income

Net income for the three months ended March 31, 2011 was $0.1 million compared to net income of $0.7 million for the three months ended March 31, 2010. The decrease was primarily due to higher office and media and entertainment operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, and higher interest expenses, partially offset by higher office and media and entertainment revenues, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Our ratio of debt to total market capitalization was approximately 39.4% (counting series A preferred units as debt) as of March 31, 2011. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units, plus the book value of our total consolidated indebtedness. We had approximately $38.3 million of cash and cash equivalents at March 31, 2011. In addition, the lead arrangers for our secured credit facility have secured commitments that will allow borrowings of up to $200 million, of which approximately $75.0 million is available to us as of March 31, 2011. We intend to use the secured credit facility, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through cash on hand, net cash provided by operations, reserves established from existing cash and, if necessary, by drawing upon our secured credit facility.
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
Cash Flows

Comparison of three months ended March 31, 2011 to three months ended March 31, 2010

Cash and cash equivalents were $38.3 million and $48.9 million at March 31, 2011 and December 31, 2010, respectively.
Net cash provided by operating activities increased by $9.9 million to $11.6 million for the three months ended March 31, 2011 compared to $1.7 million used in operating activities for the three months ended March 31, 2010. The increase is primarily due to the acquisition of certain ownership interests in properties contributed in connection with our initial public offering and related formation transactions and the purchase of six properties subsequent to our initial public offering which increased operating cash flow and partially offset by an increase in restricted cash at our Sunset Bronson / Sunset Gower properties resulting from restricted cash requirements as a result of the financing completed in February 2011.
Net cash used in investing activities increased $1.5 million to $3.7 million for the three months ended March 31, 2011 compared to $2.2 million for three months ended March 31, 2010. The increase was primarily due to an increase in investments in real estate, primarily as a result of the purchase of certain ownership interests in properties contributed in connection with our IPO and related formation transactions and purchase of two properties subsequent to the IPO.
Net cash used in financing activities increased $21.0 million to $18.5 million for the three months ended March 31, 2011 compared to net cash provided by financing activities $2.5 million for the three months ended March 31, 2010. The increase was due to the net loan and line of credit repayments and cash distributions to our common and preferred unit and share holders.
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
As of March 31, 2011, we have approximately $331.8 million (before loan premium), of which $138.5 million, or 41.7%, is variable rate debt, $87.0 million of which is subject to the interest rate contracts described above.
The following table sets forth information as of March 31, 2011 (unaudited) with respect to our outstanding indebtedness.

Debt	Outstanding March 31, 2011	Outstanding December 31, 2010	Interest Rate (1)	Maturity Date
Mortgage loan secured by Sunset Bronson (2)	$—	$37,000	LIBOR+3.65%	4/30/2011
Mortgage loan secured by Rincon Center (3)	106,000	106,000	6.08%	7/1/2011
Mortgage loan secured by First Financial	43,000	43,000	5.34%	12/1/2011
Mortgage loan secured by Tierrasanta	14,300	14,300	5.62%	12/1/2011
Mortgage loan secured by 10950 Washington	30,000	30,000	5.94%	2/11/2012
Secured Revolving Credit Facility (4)	46,500	111,117	LIBOR+3.25%-4.00%	6/29/2013
Mortgage loan secured by Sunset Gower/Sunset Bronson (2)	92,000	—	LIBOR+3.50%	2/11/2016
Subtotal	$331,800	$341,417
Unamortized loan premium, net (5)	353	643
Total	$332,153	$342,060
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)
On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan was subject to an interest rate contract, which swaps one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through its maturity on February 11, 2016. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson property that was scheduled to mature on April 30, 2011. The remaining proceeds were used to partially pay down our secured revolving credit facility. Until its repayment on February 11, 2011, the $37.0 million mortgage loan secured by our Sunset Bronson property incurred interest at a rate of one-month LIBOR plus 3.65% and was subject to the same interest rate contract swapping one-month LIBOR to a fixed rate of 0.75% described earlier.

(3)	Outstanding balance reflects full project-level indebtedness on Rincon Center, without pro rata adjustment for our 51% share of the Rincon Center joint venture.

(4)
We entered into a $200.0 million secured revolving credit facility with a group of lenders for which an affiliate of Barclays Capital Inc. acts as administrative agent and joint lead arranger and affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated act as syndication agent and joint lead arranger. Until it was amended on April 4, 2011, the facility bore interest at a rate per annum equal to LIBOR plus 325 basis points to 400 basis points, depending on our leverage ratio, provided that LIBOR was subject to a floor of 1.50%. The secured revolving credit facility contains an accordion feature that allows us to increase the availability by $50.0 million, to $250.0 million, under specified circumstances. On April 4, 2011, we amended our $200 million secured revolving credit facility. As a result of the amendment, the secured revolving credit facility now bears interest at a rate per annum equal to LIBOR plus 250 basis points to 325 basis points (down from 325 basis points to 400 basis points), depending on our leverage ratio, and is no longer subject to a LIBOR floor of 1.50%. The secured revolving credit facility continues to include an accordion feature that allows us to increase the availability by $50.0 million, to $250.0 million, under specified circumstances.

(5)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with the First Financial, Tierrasanta, Rincon and 10950 Washington loans.

Contractual Obligations and Commitments
During the first quarter of 2011, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
As of March 31, 2011, we had an interest rate agreement that expired on April 30, 2011 with respect to $37.0 million of the $92.0 million of total indebtedness on the Sunset Gower and Bronson properties pursuant to which we swapped one-month LIBOR to a fixed rate of 0.75%, which effectively results in a 4.25% fixed rate on that portion of the Sunset Gower and Sunset Bronson loan. We also had an interest rate agreement with respect to $50.0 million of the same $92.0 million of total indebtedness on the Sunset Gower and Sunset Bronson properties which capped one-month LIBOR at a rate of 3.715%, effectively resulting in a maximum rate on that portion of the Sunset Gower and Sunset Bronson loan of 7.215%.
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
As of March 31, 2011, our total outstanding debt was approximately $331.8 million (before loan premium), which was comprised of $138.5 million of variable rate secured mortgage loans, $87.0 of which is subject to the interest rate contracts described above, and $193.3 million of fixed rate secured mortgage loans. As of March 31, 2011, the fair value of our fixed rate secured mortgage loans was approximately $193.9 million.

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
As of March 31, 2011, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Please review the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Securities: We did not make any unregistered sales of our securities during the quarter ended March 31, 2011.

(b)	Use of Proceeds from Registered Securities: None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers: We did not make any purchases of our equity securities during the quarter ended March 31, 2011.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.        (Removed and Reserved).

ITEM 5.        OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.(2)
3.2	Amended and Restated Bylaws of Hudson Pacific Properties, Inc.(2)
3.3	Form of Articles Supplementary of Hudson Pacific Properties, Inc.(9)
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.(5)
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.(9)
10.1	Form of Second Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.(9)
10.2	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.(8)

10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.(8)
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Howard S. Stern.(8)
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.(8)
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.(8)
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.(8)
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.(8)
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark Burnett.(8)
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.(8)
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.(8)
10.12	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.(8)
10.13	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.(8)
10.14	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.(8)
10.15	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(5) *
10.16	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(5) *
10.17	Hudson Pacific Properties, Inc. Director Stock Plan.(9) *
10.18	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(2) *
10.19	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Howard S. Stern.(2) *
10.20	Employment Agreement, dated as of May 14, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(4) *
10.21	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(2) *
10.22	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and Dale Shimoda.(2) *
10.23	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
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

10.47		Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.(12)
10.48		Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.(13)
10.49	10.50	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.(13)
10.50
First Amendment to Credit Agreement among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as successor in interest to Banc of America Securities LLC), as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, as Administrative Agent, and the other lenders party thereto, dated December 10, 2010.(13)

10.51
Second Amendment to Credit Agreement among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as successor in interest to Banc of America Securities LLC), as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, as Administrative Agent, and the other lenders party thereto, dated April 4, 2011.(14)

10.52
First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011. (11)

10.53
Subscription Amendment by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated April 26, 2011.

10.54	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.(11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 13, 2011	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)