Form 10-Q
period 2011-06-30
Hudson Pacific Properties, Inc.
filed 2011-08-12
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.
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
The number of shares of common stock outstanding at August 1, 2011 was 33,572,454.

Hudson Pacific Properties, Inc.
FORM 10-Q
June 30, 2011

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
REAL ESTATE ASSETS
Land	$329,231	$329,231
Building and improvements	473,228	468,711
Tenant improvements	51,398	47,478
Furniture and fixtures	11,496	11,411
Property under development	3,529	7,904
Total real estate held for investment	868,882	864,735
Accumulated depreciation and amortization	(39,598)	(27,113)
Investment in real estate, net	829,284	837,622
Cash and cash equivalents	86,893	48,875
Restricted cash	8,184	4,121
Accounts receivable, net	11,386	4,478
Straight-line rent receivables	8,732	6,703
Deferred leasing costs and lease intangibles, net	77,031	86,385
Deferred finance costs, net	5,262	3,211
Interest rate contracts	631	—
Goodwill	8,754	8,754
Prepaid expenses and other assets	5,641	4,416
TOTAL ASSETS	$1,041,798	1,004,565
LIABILITIES AND EQUITY
Notes payable	$275,002	$342,060
Accounts payable and accrued liabilities	12,484	11,507
Below-market leases	19,082	20,983
Security deposits	5,443	5,052
Prepaid rent	12,666	10,559
Interest rate contracts	—	71
TOTAL LIABILITIES	324,677	390,232
6.25% series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475
Redeemable non-controlling interest in consolidated real estate entity	—	40,328
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% cumulative redeemable preferred stock, $25.00 liquidation preference, 3,500,000 shares outstanding at June 30, 2011 and December 31, 2010, respectively	87,500	87,500
Common Stock, $0.01 par value 490,000,000 authorized, 33,570,842 outstanding at June 30, 2011 and 22,436,950 outstanding at December 31, 2010, respectively	336	224
Additional paid-in capital	560,727	411,598
Accumulated other comprehensive (deficit) income	(449)	6
Accumulated deficit	(7,969)	(3,482)
Total Hudson Pacific Properties, Inc. stockholders’ equity	640,145	495,846
Non-controlling unitholders in the Operating Partnership	64,501	65,684
TOTAL EQUITY	704,646	561,530
TOTAL LIABILITIES AND EQUITY	$1,041,798	1,004,565
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Office
Rental	$17,821	$3,285	$35,335	$6,265
Tenant recoveries	6,116	374	12,147	785
Other	99	79	2,186	160
Total office revenues	24,036	3,738	49,668	7,210
Media & entertainment
Rental	5,592	4,944	11,072	10,229
Tenant recoveries	516	449	859	816
Other property-related revenue	3,242	1,949	6,513	3,800
Other	21	7	99	13
Total media & entertainment revenues	9,371	7,349	18,543	14,858
Total revenues	33,407	11,087	68,211	22,068
Operating expenses
Office operating expenses	9,533	1,639	19,807	2,837
Media & entertainment operating expenses	5,771	4,719	10,950	9,249
General and administrative	3,062	—	6,208	—
Depreciation and amortization	10,626	2,955	21,987	5,668
Total operating expenses	28,992	9,313	58,952	17,754
Income from operations	4,415	1,774	9,259	4,314
Other expense (income)
Interest expense	4,530	2,331	9,172	4,413
Interest income	(23)	(3)	(31)	(6)
Unrealized (gain) on interest rate contracts	—	(140)	—	(347)
Acquisition-related expenses	—	2,433	—	2,433
Other expenses	118	—	235	—
	4,625	4,621	9,376	6,493
Net loss	(210)	(2,847)	(117)	(2,179)
Less: Net income attributable to preferred stock and units	(2,027)	(4)	(4,054)	(4)
Less: Net income attributable to restricted shares	(62)	—	(124)	—
Less: Net loss (income) attributable to non-controlling members in consolidated real estate entities	10	32	(803)	29
Add: Net loss attributable to unitholders in the Operating Partnership	188	256	487	256
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling members' equity	$(2,101)	$(2,563)	$(4,611)	$(1,898)
Net loss attributable to shareholders’ per share - basic and diluted	$(0.07)	—	$(0.18)	$—
Weighted average shares of common stock outstanding - basic and diluted	29,161,139	—	25,575,051	—
Dividends declared per common share	$0.125	—	$0.250	$—
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117)	$(2,179)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,987	5,668
Amortization of deferred financing costs and loan premium, net	368	661
Amortization of stock based compensation	1,313	—
Straight-line rent receivables	(2,029)	(1,344)
Amortization of above-market leases	1,687	242
Amortization of below-market leases	(1,901)	(440)
Amortization of lease incentive costs	361	—
Bad debt expense	650	(101)
Amortization of ground lease	142	—
Unrealized gain on interest rate contract	—	(347)
Change in operating assets and liabilities:
Restricted cash	(4,063)	1,389
Accounts receivable	(7,558)	78
Deferred leasing costs and lease intangibles	(1,667)	—
Prepaid expenses and other assets	259	608
Accounts payable and accrued liabilities	2,550	(1,538)
Security deposits	391	710
Prepaid rent	2,107	(1,724)
Net cash provided by operating activities	14,480	1,683
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(6,661)	(5,737)
Property acquisitions	—	(7,177)
Deposits for property acquisitions	(1,575)	—
Net cash used in investing activities	(8,236)	(12,914)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	244,500	5,671
Payments of notes payable	(311,030)	(158,189)
Proceeds from issuance of common stock	111,008	232,721
Proceeds from private placement of common stock	45,688	20,000
Series B stock issuance transaction costs	(600)	—
Common stock issuance transaction costs	(712)	(6,935)
Dividends paid to common stock and unit holders	(7,656)	—
Dividends paid to preferred stock and unit holders	(4,054)	—
Contributions by members	—	3,645
Distribution to members	(93)	(1,624)
Acqusition of non-controlling member in consolidated real estate entity	(41,131)	(828)
Payment of loan costs	(4,146)	(2,938)
Net cash provided by financing activities	31,774	91,523
Net increase in cash and cash equivalents	38,018	80,292
Cash and cash equivalents-beginning of period	48,875	4,217
Cash and cash equivalents-end of period	$86,893	$84,509
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$8,103	$4,117
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for investment in property	$1,966	$709
Accounts payable and accrued liabilities for distributions to members	$359	$—
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

•
In our formation transactions, we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $246.3 million in indebtedness, the payment of $7.2 million in cash, and the issuance of 2,610,941 common units of partnership interest in our operating partnership, 499,014 series A preferred units of partnership interest in our operating partnership and 6,050,037 shares of our common stock.

•	We entered into a $200.0 million senior secured revolving credit facility, with an accordion feature to increase the availability to $250.0 million under specified circumstances.

As indicated above, because the IPO and related formation transactions did not occur until shortly before June 30, 2010, the results of operations for the entities acquired in connection with the IPO and related formation transactions are only included in certain historical financial statements. More particularly, the results of operations discussed below for the three and six months ended June 30, 2010 reflect the operations of the three office properties and two media and entertainment properties owned by HFOP City Plaza, LLC, Sunset Bronson Entertainment Properties, LLC, SGS Realty II, LLC, and Howard Street Associates LLC, as applicable. The two office properties and certain management contracts owned by Glenborough Tierrasanta, LLC, GLB Encino, LLC and Hudson Capital, LLC, as applicable, were acquired on June 29, 2010. The Del Amo Office property and underlying ground sublease was acquired on August 16, 2010, the 9300 Wilshire Boulevard office building and underlying ground lease was acquired on August 24, 2010, the 222 Kearny office building was acquired on October 8, 2010, the 1455 Market office building and our 51% joint venture interest in Rincon Center were both acquired on December 16, 2010, and the 10950 Washington office building was acquired on December 22, 2010. On April 29, 2011 we acquired the remaining 49% joint venture interest in Rincon Center. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition, including the results of operations for Rincon Center which is included on a consolidated basis as of our acquisition of the initial 51% joint venture interest on December 16, 2010.

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

After the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred on June 29, 2010, we are a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of June 30, 2011, we owned a portfolio of 11 office properties and two media and entertainment properties. All of these properties are located in California.

Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm's review of our consolidated financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated/combined financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated. The real estate entities included in the accompanying consolidated/combined financial statements have been consolidated/combined on the basis that, for the periods prior to the completion of our IPO, such entities were under common control and are therefore reported at the historical cost of the predecessor entities.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2010 Annual Report on Form 10-K and the notes thereto. Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its accrued liabilities, its performance-based equity compensation awards, and its qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Investment in Real Estate Properties

The properties are carried at cost less accumulated depreciation and amortization. The Company allocates the cost of an acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangible assets and liabilities based on their estimated fair values in accordance with GAAP. The Company assesses fair value based on estimated cash flow projections that utilize discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

Acquisition-related expenses associated with acquisition of operating properties are expensed in the period incurred.

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

The Company computes depreciation using the straight-line method over the estimated useful lives of a range of 39 years for building and improvements, 15 years for land improvements, 5 or 7 years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Depreciation is discontinued when a property is identified as held for sale. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if any. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term and bargain renewal periods, if any.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the three and six months ended June 30, 2011 and 2010. There are no properties held for sale at June 30, 2011 or 2010.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Our goodwill balance of $8,754 is reported as of June 30, 2011. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments have been noted for the three and six months ended June 30, 2011 and 2010.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At June 30, 2011, management believes that the collectability of straight-line rent balances are reasonably assured; accordingly, no allowance was established against straight-line rent receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

environment and the Company’s historical experience. Historical experience has been within management’s expectations.

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

The Company held two interest rate contracts as of June 30, 2011, which have been accounted for as cash flow hedges as more fully described in footnote 6 below. The Company held one interest rate swap at December 31, 2010, which has been accounted for as a cash flow hedge as more fully described in footnote 6 below.

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

We will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our initial taxable year. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

We will elect, together with one of our subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

The Company is subject to the statutory requirements of the state in which it conducts business.

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2011, the Company has not established a liability for uncertain tax positions.

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

Unrealized losses associated with Level 2 assets were $389 and $569 for the three and six months ended June 30, 2011, respectively. Unrealized gains associated with Level 2 liabilities were $31 and $71 for the three and six months ended June 30, 2011, respectively. The unrealized losses and gains associated with Level 2 assets for the three and six months ended June 30, 2011 relate to interest rate contracts that have been accounted for as a cash flow hedges, therefore changes in the fair value of those derivatives are recognized in other comprehensive income, which is a component of equity. Unrealized gains associated with Level 2 liabilities were $140 and $347 for the three and six months ended June 30, 2010, respectively. The unrealized gains associated with Level 2 assets for three and six months ended June 30, 2010 relate to interest rate contracts that were not designated as cash flow hedges, and therefore changes in the fair value of those derivatives are recognized in earnings.

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are expected to not have any material impact on our consolidated financial

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

In June 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us means the first quarter of 2012. We do not believe the adoption of this guidance will have a material effect on our financial position or results of operations as it only affects presentation.

3. Investment in Real Estate
As described above, we acquired GLB Encino, LLC, Glenborough Tierrasanta, LLC, and Hudson Capital, LLC as part of the formation transactions in connection with our IPO for approximately $89.0 million. The results of operations for each of the acquired entities are included in our consolidated statements of operations beginning June 29, 2010. The following table represents our purchase price allocation for these acquisitions.

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

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Del Amo	9300 Wilshire	222 Kearny	Rincon Center	1455 Market	10950 Washington
Date of Acquisition	August 13, 2010	August 24, 2010	October 8, 2010	December 16, 2010	December 16, 2010	December 22, 2010	Total
Consideration paid
Cash consideration	$27,327	$14,684	$34,174	$38,391	$92,365	$16,409	$223,350
Redeemable Non-controlling Interest in Consolidated Real Estate Entity	—	—	—	40,180	—	—	40,180
Debt Assumed	—	—	—	106,000	—	30,000	136,000
Total consideration	$27,327	$14,684	$34,174	$184,571	$92,365	$46,409	$399,530
Allocation of consideration paid
Investment in real estate, net	18,000	10,718	31,356	168,906	76,216	43,089	348,285
Above-market leases	2,626	689	1,296	3,693	903	1,160	10,367
Leases in-place	2,118	677	1,942	10,935	13,471	2,417	31,560
Other lease intangibles	558	198	491	3,692	8,212	765	13,916
Fair market unfavorable debt value	—	—	—	(650)	—	(230)	(880)
Below-market ground lease	4,198	2,822	494	—	—	—	7,514
Below-market leases	—	(104)	(691)	(1,576)	(5,899)	(1,201)	(9,471)
Other (liabilities) asset assumed, net	(173)	(316)	(714)	(429)	(538)	409	(1,761)
Total consideration paid	$27,327	$14,684	$34,174	$184,571	$92,365	$46,409	$399,530

 The table below shows the pro forma financial information (unaudited) for the six months ended June 30, 2010 as if all properties had been acquired as of January 1, 2010.

Six Months Ended June 30,
2010
Total revenues	$62,923
Net loss	$(1,758)

4. Lease Intangibles
The following summarizes our deferred leasing cost and lease intangibles as of:

	June 30, 2011	December 31, 2010
Above-market leases	$15,712	$15,755
Lease in-place	45,190	45,658
Below-market ground leases	7,513	7,513
Other lease intangibles	25,779	25,903
Lease commissions	642	957
Deferred leasing costs	5,482	4,154
	100,318	99,940
Accumulated amortization	(23,287)	(13,555)
Deferred leasing costs and lease intangibles, net	$77,031	$86,385

Below-market leases	24,579	24,702
Accumulated accretion	(5,497)	(3,719)
Acquired lease intangible liabilities, net	$19,082	20,983

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

5. Notes Payable

Senior Secured Revolving Credit Facility

In conjunction with our IPO and formation transactions, we entered into a $200.0 million secured revolving credit facility with a group of lenders for which an affiliate of Barclays Capital Inc. acts as administrative agent and joint lead arranger and affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated act as syndication agent and joint lead arranger. Until it was amended on April 4, 2011, the credit facility bore interest at a rate per annum equal to LIBOR plus 325 basis points to 400 basis points, depending on our leverage ratio, subject to a LIBOR floor of 1.50%. On April 4, 2011, we amended this facility as described more fully in this footnote below.

The amount available for us to borrow under the facility is subject to the lesser of a percentage of the appraisal value of our properties that form the borrowing base of the facility and a minimum implied debt service coverage ratio. As a result of the April 4, 2011 amendment, the secured revolving credit facility now bears interest at a rate per annum equal to LIBOR plus 250 basis points to 325 basis points (down from 325 basis points to 400 basis points), depending on our leverage ratio, and is no longer subject to a LIBOR floor of 1.50%. The secured revolving credit facility continues to include an accordion feature that allows us to increase the availability by $50.0 million, to $250.0 million, under specified circumstances. Our ability to borrow under the facility is subject to continued compliance with a number of customary restrictive covenants, including:

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

At June 30, 2011, we are in compliance with these covenants. As of June 30, 2011, we had approximately $141.2 million available under our credit facility.

The following table sets forth information as of June 30, 2011 with respect to our outstanding indebtedness. The $37.0 million note secured by the Sunset Bronson property summarized below was repaid from proceeds of the $92.0 million note secured by Sunset Gower / Sunset Bronson properties as described in (2) below. The $106.0 million note secured by the Rincon Center property summarized below was repaid from proceeds of the $110.0 million note secured by Rincon Center property as described in (3) below.

Debt	Outstanding June 30, 2011	Outstanding December 31, 2010	Interest Rate (1)	Maturity Date
Mortgage loan secured by Sunset Bronson (2)	$—	$37,000	LIBOR+3.65%	4/30/2011
Mortgage loan secured by Rincon Center (3)	—	106,000	6.08%	7/1/2011
Mortgage loan secured by First Financial	43,000	43,000	5.34%	12/1/2011
Mortgage loan secured by Tierrasanta (4)	—	14,300	5.62%	12/1/2011
Mortgage loan secured by 10950 Washington	30,000	30,000	5.94%	2/11/2012
Secured Revolving Credit Facility	—	111,117	LIBOR+2.50% to 3.25%	6/29/2013
Mortgage loan secured by Sunset Gower/Sunset Bronson (2)	92,000	—	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Rincon Center (3)	109,887	—	5.13%	5/1/2018
Subtotal	$274,887	$341,417
Unamortized loan premium, net (5)	115	643
Total	$275,002	$342,060
__________________

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

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

(3)
Outstanding balance as of December 31, 2010 reflects full project-level indebtedness on Rincon Center, without pro rata adjustment for our 51% share of the Rincon Center joint venture. On April 29, 2011, we closed a seven-year term loan totaling $110.0 million with JPMorgan Chase Bank, National Association, secured by our Rincon Center property. The loan bears interest at a fixed annual rate of 5.134%. The loan fully refinanced the prior $106.0 million project loan on the property that was scheduled to mature on July 1, 2011.

(4)	This loan was fully repaid as of June 1, 2011.

(5)
Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with the First Financial, Tierrasanta (as of December 31, 2010, only), Rincon (as of December 31, 2010, only), and 10950 Washington loans.

The Company presents its financial statements on a consolidated/combined basis. Notwithstanding such presentation, except to the extent expressly indicated, such as in the case of the project financing for our Sunset Gower and Sunset Bronson properties, our separate property owning subsidiaries are not obligors of or under the debt of their respective affiliates and each property owning subsidiary's separate liabilities do no constitute obligations of its respective affiliates.

6. Interest Rate Contracts

The indebtedness encumbering the Sunset Gower property and Technicolor Building until its repayment on June 29, 2010 in connection with the IPO and related formation transactions was subject to an interest rate contract. An interest rate contract that capped one-month LIBOR at 4.75% on the notional amount and on terms identical to the principal amount and terms of the mortgage loan was in effect through March 15, 2010. The fair market value of that interest rate cap agreement at June 30, 2010 and December 31, 2010 was $0 (having expired on March 15, 2010).

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

The fair market value of the interest rate cap at June 30, 2011 was $631 and interest rate swap at June 30, 2011 and December 31, 2010 was a $0 and $71, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents
Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2011 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at June 30, 2011 are as follows for the years/periods ended December 31. The table does not include rents under leases at our media and entertainment properties with terms of one year or less.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

2011 (six months ending December 31, 2011)	$34,112
2012	65,528
2013	60,667
2014	47,884
2015	44,344
2016	34,940
Thereafter	59,705
Total future minimum rents	$347,180
Future Minimum Lease Payments
In conjunction with the acquisition of the Sunset Gower Property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) for a portion of the land with an unrelated party. Commencing September 1, 2007, the monthly rent increased to $15, whereas the monthly rent totaled $14 at the time of acquisition. The rental rate is subject to adjustment in March 2011 and every seven years thereafter. In conjunction with the acquisition of the Del Amo Office building, our subsidiary, Hudson Del Amo Office, LLC, assumed a ground sublease (expiring June 30, 2049) with an unrelated party. Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease. In conjunction with the acquisition of the 9300 Wilshire Boulevard building, our subsidiary, Hudson 9300 Wilshire, LLC, assumed a ground lease (expiring August 14, 2032) with an unrelated party. Minimum rent under the ground lease is $75 per year (additional rent under this lease of 6% of gross rentals less minimum rent, as defined in such lease, is not included in this amount). In conjunction with the acquisition of the 222 Kearny Office building, our subsidiary, Hudson 222 Kearny, LLC, assumed a ground lease (expiring June 14, 2054) with an unrelated party. Minimum rent under the ground lease is the greater of $975 per year or 20.0% of the first $8,000 of the tenant's “Operating Income” during any “Lease Year,” as such terms are defined in the ground lease. The chart below reflects the $975 per year lease payment.
The following table provides information regarding our future minimum lease payments at June 30, 2011 under these lease agreements.

2011 (six months ending December 31, 2011)	$616
2012	1,231
2013	1,231
2014	1,231
2015	1,231
2016	1,231
Thereafter	45,618
Total future minimum rents	$52,389

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

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$275,002	$275,100	$342,060	$342,153
Derivative assets, disclosed as “Interest rate contracts”	631	631	—	—
Derivative liabilities, disclosed as “Interest rate contracts”	—	—	71	71

9. Equity

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Non-controlling Interests

Non-controlling partnership units in the Operating Partnership

Non-controlling common partnership interests in our operating partnership relate to interests in the partnership that are not owned by us. Non-controlling interests consisted of 2,610,941 common units of partnership interest in our operating partnership, or common units, and represented approximately 7.2% of our operating partnership at June 30, 2011. Common units and shares of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Redeemable non-controlling interest in consolidated real estate entity

Redeemable non-controlling interest in consolidated real estate entity relates to a joint venture relationship with an affiliate of Beacon Capital Partners (“Beacon”), an unrelated third party, in the Rincon Center property. We acquired a 51% interest in a 581,000 square foot commercial space owned by Beacon as described in note 3. We had a call right and Beacon had a put right that, if exercised, obligated us to make an additional investment to acquire the remaining 49% interest in the Rincon Center joint venture in the second quarter of 2011. On February 24, 2011, we exercised the call right and completed the acquisition of Beacon's 49% interest on April 29, 2011 for a purchase price of $38.7 million (before closing costs and prorations). In connection with the completion of this acquisition, we refinanced the Rincon Center property as described more fully in footnote 5 above.

6.25% Series A Cumulative Redeemable Preferred units of the Operating Partnership

Non-controlling series A preferred partnership interests in our operating partnership relate to 499,014 series A preferred units of partnership interest in our operating partnership, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and are convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, in each case after an initial holding period of not less than three years from the consummation of this offering. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

Series B Cumulative Redeemable Preferred Stock

Series B cumulative redeemable preferred stock relates to 3,500,000 shares of our series B preferred stock, $0.01 par value per share. Dividends on our series B preferred stock are cumulative from the date of original issue (December 10, 2010) and payable quarterly on or about the last calendar day of each March, June, September and December, commencing on December 31, 2010, at the rate of 8.375% per annum of its $25.00 per share liquidation preference (equivalent to $2.09375 per share per annum). If following a change of control of the Company, either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the New York Stock Exchange, or NYSE, or quoted on the NASDAQ Stock Market, or NASDAQ (or listed or quoted on a successor exchange or quotation system), holders of our series B preferred stock will be entitled to receive cumulative cash dividends from, and including, the first date on which both the change of control occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, at the increased rate of 12.375% per annum per share of the liquidation preference of our series B preferred stock (equivalent to $3.09375 per annum per share) for as long as either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted. Except in instances relating to preservation of our qualification as a REIT or in connection with a change of control of the Company, our series B preferred stock is not redeemable prior to December 10, 2015. On and after December 10, 2015, we may redeem our series B preferred stock in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. If at any time following a change of control either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), we will have the option to redeem our series B preferred

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to, but not including, the redemption date. Our series B preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by us, and it is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. For a full description of the Series B cumulative redeemable preferred stock, please see “Description of our Preferred Stock” in our December 7, 2010 Prospectus.

Secondary Common Stock Offering and Private Placement

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

The table below represent our condensed consolidated statements of equity and non-controlling series A preferred partnership and redeemable non-controlling interest in consolidated real estate entity interests:

	Hudson Pacific Properties Inc., Stockholders' Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Unitholders in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units	Non- controlling Interests — Members in Consolidated Entities
Balance, January 1, 2011	22,436,950	$224	$87,500	$411,598	$(3,482)	$6	$65,684	$561,530	$12,475	$40,328
Contributions								—
Distributions				(452)				(452)		(41,131)
Proceeds from sale of common stock, net of underwriters discount	7,992,500	80		110,928				111,008
Proceed from private placement	3,125,000	31		45,657				45,688
Issuance of restricted stock	36,305	1		(1)				—
Forfiture of restricted stock	(7,535)							—
Shares repurchased	(12,378)							—
Common stock issuance transaction costs				(712)				(712)
Series B stock issuance transaction costs				(600)				(600)
Declared Dividend			(3,664)	(7,004)			(652)	(11,320)	(390)
Amortization of stock based compensation				1,313				1,313
Net income (loss)			3,664		(4,487)		(487)	(1,310)	390	803
Cash Flow Hedge Adjustment						(455)	(44)	(499)
Comprehensive Loss								(1,809)
Balance, June 30, 2011	33,570,842	$336	$87,500	$560,727	$(7,969)	$(449)	$64,501	$704,646	$12,475	$—

Dividends

During the second quarter for 2011, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.52344 per share. The second quarter dividends were declared on March 10, 2011 to holders of record on March 21, 2011.

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

Stock-Based Compensation

In connection with entering into the employment arrangements effective as of closing of the IPO, Messrs. Coleman, Stern, Lammas, Barton, Shimoda, and certain non-executive employees and directors were granted 270,588 restricted shares of our common stock at our initial offering price of $17.00 per restricted share resulting in $4.5 million in total compensation expense. These restricted stock awards will vest in three equal, annual installments on each of the first three anniversaries of the date of the IPO, subject to the executive’s continued employment. On December 29, 2010, various executives were granted 219,854 restricted shares of our common stock at the closing price of $15.01 per restricted share resulting in $3.3 million total compensation expense. On January 20, 2011 our directors were granted 11,571 restricted shares and 3,308 unrestricted shares (fully vested) of our common stock at the closing price of $15.12 per restricted share resulting in $0.2 million total compensation expense. In connection with his resignation as a director, 7,535 restricted shares previously granted to Mark Burnett were forfeited, unvested. We have elected to recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant. None of the restricted shares were vested at June 30, 2011. For the six months ended June 30, 2011, $1,313 of non-cash compensation expense was recognized in general and administrative expenses and additional paid-in capital.

10. Related Party Transactions

Until the IPO and related formation transactions, the media and entertainment properties owned by our predecessor were managed by Hudson Studios Management, LLC and our City Plaza office property was managed by Hudson OP Management, LLC (Hudson Studios Management, LLC and Hudson OP Management, LLC are collectively referred to as “Hudson Management”), both of which were affiliates of our predecessor. For the six months ended June 30, 2010, management fees of $460 had been incurred. In addition, Hudson Management was entitled to a construction management fee of $300 plus 5% of the hard costs in association with other future developments. As of June 30, 2010, $300 of construction management fees had been capitalized to construction in progress. These agreement were effectively terminated upon our acquisition of Hudson Management.

The developers and managers of the 875 Howard Street Property were TMG Partners and Flynn Properties, Inc. TMG Partners was also the managing member. TMG Partners and Flynn Properties, Inc. jointly began providing property management services for the 875 Howard Street Property starting February 15, 2007. A monthly property management fee equal to the greater of $20 per month or 2.5% of gross rents received from tenants during each calendar month was paid in equal parts to TMG Partners and Flynn Properties, Inc. These fees totaled $78 for the six months ended June 30, 2010.

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows. As of June 30, 2011, the risk of material loss from such legal actions impacting the Company's financial condition or results from operations has been assessed as remote

Concentrations

All of the Company’s Properties are located in California which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the six months ended June 30, 2011 and 2010, approximately 27% and 67%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company particularly susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry. For the six months ended June 30, 2011 and 2010, the Technicolor Lease accounted for approximately 4% and 14%, respectively of total revenues and the KTLA lease accounted for approximately 2% and 6%, respectively, of total revenues.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Bank of America leases approximately 836,000 square feet of our 1455 Market property for various lease terms ranging between one and seven years. As a result of our purchase of this property on December 16, 2010, this lease did not account for any portion of our total revenue for the six months ended June 30, 2010. For the six months ended June 30, 2011, the Bank of America Lease accounted for approximately 8% of our total revenue.

12. Segment Reporting

The Company’s reporting segments are based on the Company’s method of internal reporting which classifies its operations into two reporting segments: (i) office properties, and (ii) media and entertainment Properties. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental financial measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. The Company defines NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees and property-level general and administrative expenses). NOI excludes corporate general and administrative expenses, depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, acquisition-related expenses and other non-operating items.
Summary information for the reportable segments for the six months ended June 30, 2011 is as follows:

	Office Properties	Media and Entertainment Properties		Total
Revenue	$49,668	$18,543	18,543	$68,211
Operating expenses	19,807	10,950		30,757
Net operating income	$29,861	$7,593		$37,454
Summary information for the reportable segments for the six months ended June 30, 2010 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$7,210	$14,858	$22,068
Operating expenses	2,837	9,249	12,086
Net operating income	$4,373	$5,609	$9,982
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	June 30, 2011	June 30, 2010
Net operating income	$37,454	$9,982
General and administrative	(6,208)	—
Depreciation and amortization	(21,987)	(5,668)
Interest income	31	6
Unrealized gain on interest rate contract	—	347
Interest expense	(9,172)	(4,413)
Acquisition-related expenses	—	(2,433)
Other expense	(235)	—
Net loss	$(117)	$(2,179)
There were no intersegment sales or transfers during either of the six-month periods ended June 30, 2011 and 2010.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

13. Subsequent Events

Acquisitions and Financings

625 Second Street

On May 20, 2011, we executed a purchase agreement to acquire 625 Second Street in San Francisco, California for a total gross purchase price of $56.4 million (before closing costs and prorations), including the assumption of an existing $33.7 million loan.  625 Second Street is an approximately 136,906 square foot office property located in San Francisco's South of Market submarket.  The property is fully leased to multiple tenants, with an average remaining lease term of approximately five years. The transaction is subject to the completion of various closing conditions, including the assumption of the loan. The $33.7 million, ten-year loan bears interest at a fixed annual rate of 5.85%, with 30-year amortization, and matures on February 1, 2014.

6922 Hollywood

On July 1, 2011, we executed a purchase agreement to acquire 6922 Hollywood Boulevard ("6922 Hollywood") in Hollywood, California for a total gross purchase price of $92.5 million (before closing costs and prorations), including the assumption of a loan with a current balance of approximately $42.1 million. 6922 Hollywood is an approximately 205,522 square foot project comprised of approximately 171,828 square feet of office space and approximately 33,694 square feet of ground-floor retail space. The property is fully leased to multiple tenants, with an average remaining lease term of approximately seven years. The transaction is subject to the completion of various closing conditions, including the assumption of the loan. The $42.1 million loan bears interest at a fixed annual rate of 5.5775%, with 30-year amortization, and matures in January 2015. $5.0 million of the purchase consideration will be paid with common shares of the Company.

604 Arizona

   On July 26, 2011, we acquired 604 Arizona in Santa Monica, California for a total gross purchase price of $21.5 million (before closing costs and prorations). 604 Arizona is an approximately 44,000 square foot project. The property is fully leased to Google, Inc. through July 31, 2012. We completed this acquisition on July 26, 2011.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the six months ended June 30, 2011 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on form 10-K for the year ended December 31, 2010. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on form 10-K for the year ended December 31, 2010 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

As indicated above, because the IPO and related formation transactions did not occur until shortly before June 30, 2010, the results of operations for the entities acquired in connection with the IPO and related formation transactions are only included in certain historical financial statements. More particularly, the results of operations discussed below for the three and six months ended June 30, 2010 reflect the operations of the three office properties and two media and entertainment properties owned by HFOP City Plaza, LLC, Sunset Bronson Entertainment Properties, LLC, SGS Realty II, LLC, and Howard Street Associates LLC, as applicable. The two office properties and certain management contracts owned by Glenborough Tierrasanta, LLC, GLB Encino, LLC and Hudson Capital, LLC, as applicable, were acquired on June 29, 2010. The Del Amo Office property and underlying ground sublease was acquired on August 16, 2010, the 9300 Wilshire Boulevard office building and underlying ground lease was acquired on August 24, 2010, the 222 Kearny office building was acquired on October 8, 2010, the 1455 Market office building and our 51% joint venture interest in Rincon Center were both acquired on December 16, 2010, and the 10950 Washington office building was acquired on December 22, 2010. On April 29, 2011 we acquired the remaining 49% joint venture interest in Rincon Center. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition, including the results of operations for Rincon Center which is included on a consolidated basis as of our acquisition of the initial 51% joint venture interest on December 16, 2010.

The following table identifies each of the properties in our portfolio acquired through June 30, 2011 and their date of acquisition.

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

(1) We acquired a 51% joint venture interest in the Rincon Center property on December 16, 2010. On April 29, 2011 we acquired the remaining 49% interest in the Rincon Center property for approximately $38.7 million (before closing costs and prorations).

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and other revenue. Total office revenues increased $20.3 million, or 543.0%, to $24.0 million for the three months ended June 30, 2011 compared to $3.7 million for the three months ended June 30, 2010. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $14.5 million, or 442.5%, to $17.8 million for the three months ended June 30, 2011 compared to $3.3 million for the three months ended June 30, 2010. The increase in rental revenue from a year ago was primarily the result of rental revenue from office properties acquired in connection with our initial public offering and during the third and fourth quarters of 2010.

Office Tenant Recoveries. Office tenant recoveries increased $5.7 million, or 1,535.3%, to $6.1 million for the three months ended June 30, 2011 compared to $0.4 million for the three months ended June 30, 2010. The increase in tenant recoveries was primarily the result of recoveries from office properties acquired in connection with our initial public offering and during the third and fourth quarters of 2010.

Office Other Revenue. Other revenue remained relatively flat for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $2.0 million, or 27.5%, to $9.4 million for the three months ended June 30, 2011 compared to $7.3 million for the three months ended June 30, 2010. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue increased $0.6 million, or 13.1%, to $5.6 million for the three months ended June 30, 2011 compared to $4.9 million for the three months ended June 30, 2010. The increase in rental revenue was primarily due to improved occupancy at both media and entertainment properties.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue increased $1.3 million, or 66.3%, to $3.2 million for the three months ended June 30, 2011 compared to $1.9 million for the three months ended June 30, 2010. The increase in other property-related revenue was primarily due to an increased in lighting equipment rental revenue, parking revenue, and telecom revenue relating to higher production activity associated with improved occupancy at both media and entertainment properties.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property and corporate level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $19.7 million, or 211.3%, to $29.0 million for the three months ended June 30, 2011 compared to $9.3 million for the three months ended June 30, 2010. This increase in total operating expenses is attributable primarily to the factors discussed below.

Office Operating Expenses. Office operating expenses increased $7.9 million, or 481.6%, to $9.5 million for the three months ended June 30, 2011 compared to $1.6 million for the three months ended June 30, 2010. The increase in operating expenses was primarily due to the acquisitions of office properties in connection with our initial public offering and during the third and fourth quarters of 2010, which was partially offset by certain property tax reassessment savings, mostly associated with our City Plaza property.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $1.1 million, or 22.3%, to $5.8 million for the three months ended June 30, 2011 compared to $4.7 million for the three months ended June 30, 2010. The increase in operating expenses was due to an increase in other property-related expenses, primarily lighting and other equipment rental expenses resulting from higher production activity associated with improved occupancy at both media and entertainment properties, which was partially offset by certain property tax reassessment savings.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. Since the IPO, 2010 private placement, and formation transactions did not occur until June 29, 2010, the three months ended June 30, 2010 do not include general and administrative expenses for corporate-level operations. The $3.1 million of general and administration expenses reflect the expenses of our corporate-level operation for the three months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization expense increased $7.7 million, or 259.6%, to $10.6 million for the three months ended June 30, 2011 compared to $3.0 million for the three months ended June 30, 2010. The increase was primarily due to the depreciation associated with the acquisitions of office properties in connection with our initial public offering and during the third and fourth quarters of 2010.

Other Expense (Income)

Interest Expense. Interest expense increased $2.2 million, or 94.3%, to $4.5 million for the three months ended June 30, 2011 compared to $2.3 million for the three months ended June 30, 2010. The increase was primarily due to the increased indebtedness associated with the acquisitions of office properties in connection with our initial public offering and during the third and fourth quarters of 2010.

Unrealized Gain on Interest Rate Contracts. Unrealized gain on interest rate contracts decreased by $0.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as a result of the expiration of an interest rate contract that was not accounted for as an effective cash flow hedge.

Acquisition-related expenses. We had no material acquisition-related expenses for the three months ended June 30, 2011. During the three months June 30, 2010 we incurred $2.4 million of acquisition related expenses due to one-time transactional costs relating to our IPO and related formation transactions.

Net Income

Net loss for the three months ended June 30, 2011 was $(0.2) million compared to net loss of $2.8 million for the three months ended June 30, 2010. The decrease in net loss was primarily due to higher office and media and entertainment revenues, partially offset by higher operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, higher interest expenses and acquisition-related expenses, all as described above.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and other revenue. Total office revenues increased $42.5 million (including early lease termination revenue from a single floor tenant at our City Plaza project), or 588.9%, to $49.7 million for the six months ended June 30, 2011 compared to $7.2 million for the six months ended June 30, 2010. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $29.1 million, or 464.0%, to $35.3 million for the six months ended June 30, 2011 compared to $6.3 million for the six months ended June 30, 2010. The increase in rental revenue from a year ago was primarily the result of rental revenue from office properties acquired in connection with our initial public offering and during the third and fourth quarters of 2010.

Office Tenant Recoveries. Office tenant recoveries increased $11.4 million, or 1,447.4%, to $12.1 million for the six months ended June 30, 2011 compared to $0.8 million for the six months ended June 30, 2010. The increase in tenant recoveries was primarily the result of recoveries from office properties acquired in connection with our initial public offering and during the third and fourth quarters of 2010.

Office Other Revenue. Other revenue increased $2.0 million, or 1,266.3%, to $2.2 million for the six months ended June 30, 2011 compared to $0.2 million for the six months ended June 30, 2010. The increase in other revenue was primarily the result of the early lease termination revenue from a single floor tenant at our City Plaza project.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $3.7 million, or 24.8%, to $18.5 million for the six months ended June 30, 2011 compared to $14.9 million for the six months ended June 30, 2010. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue increased $0.8 million, or 8.2%, to $11.1 million for the six months ended June 30, 2011 compared to $10.2 million for the six months ended June 30, 2010. The increase in rental revenue was primarily due to improved occupancy at both media and entertainment properties.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue increased $2.7 million, or 71.4%, to $6.5 million for the six months ended June 30, 2011 compared to $3.8 million for the six months ended June 30, 2010. The increase in other property-related revenue was primarily due to an increase in lighting equipment rental revenue, parking revenue, and telecom revenue relating to higher production activity associated with improved occupancy at both media and entertainment properties.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property level and corporate general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $41.2 million, or 232.0%, to $59.0 million for the six months ended June 30, 2011 compared to $17.8 million for the six months ended June 30, 2010. This increase in total operating expenses is attributable primarily to the factors discussed below.

Office Operating Expenses. Office operating expenses increased $17.0 million, or 598.2%, to $19.8 million for the six months ended June 30, 2011 compared to $2.8 million for the six months ended June 30, 2010. The increase in operating expenses was primarily due to the acquisitions of office properties in connection with our initial public offering and during the third and fourth quarters of 2010, which was partially offset by certain property tax reassessment savings, mostly associated with our City Plaza property.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $1.7 million, or 18.4%, to $11.0 million for the six months ended June 30, 2011 compared to $9.2 million for the six months ended June 30, 2010. The increase in operating expenses was due to an increase in other property-related expenses, primarily lighting and other equipment rental expenses resulting from higher production activity associated with improved occupancy at both media and entertainment properties, which was partially offset by certain property tax reassessment savings.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. Since the IPO, 2010 private placement, and formation transactions did not occur until June 29, 2010, the six months ended June 30, 2010 do not include general and administrative expenses for corporate-level operations. The $6.2 million of general and administration expenses reflect the expenses of our corporate-level operation for the six months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization expense increased $16.3 million, or 287.9%, to $22.0 million for the six months ended June 30, 2011 compared to $5.7 million for the six months ended June 30, 2010. The increase was primarily due to the depreciation associated with the acquisitions of office properties in connection with our initial public offering and during the third and fourth quarters of 2010.

Other Expense (Income)

Interest Expense. Interest expense increased $4.8 million, or 107.8%, to $9.2 million for the six months ended June 30, 2011 compared to $4.4 million for the six months ended June 30, 2010. The increase was primarily due to the increased indebtedness associated with the acquisitions of office properties in connection with our initial public offering and during the third and fourth quarters of 2010.

Unrealized Gain on Interest Rate Contracts. Unrealized gain on interest rate contracts decreased by $0.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of the expiration of an interest rate contract that was not accounted for as an effective cash flow hedge.

Acquisition-related expenses. We had no material acquisition-related expenses for the six months ended June 30, 2011. During the six months ended June 30, 2010 we incurred $2.4 million of acquisition related expenses due to one-time transactional costs relating to our IPO and related formation transactions.

Net loss

Net loss for the six months ended June 30, 2011 was $0.1 million compared to net loss of $2.2 million for the six months ended June 30, 2010. The decrease in net loss was primarily due to higher office and media and entertainment revenues, partially offset by higher operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, higher interest expenses and acquisition-related expenses, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Our ratio of debt to total market capitalization was approximately 30.7% (counting series A preferred units as debt) as of June 30, 2011. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness. We had approximately $86.9 million of cash and cash equivalents at June 30, 2011. In addition, the lead arrangers for our secured credit facility have secured commitments that will allow borrowings of up to $200 million, of which approximately $141.2 million is available to us as of June 30, 2011. We intend to use the secured credit facility, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
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
Cash Flows
Comparison of six months ended June 30, 2011 to six months ended June 30, 2010
Cash and cash equivalents were $86.9 million and $48.9 million at June 30, 2011 and December 31, 2010, respectively.
Net cash provided by operating activities increased by $12.8 million to $14.5 million for the six months ended June 30, 2011 compared to $1.7 million for the six months ended June 30, 2010. The increase is primarily due to the acquisition of certain ownership interests in properties contributed in connection with our initial public offering and related formation transactions and the purchase of six properties subsequent to our initial public offering which increased operating cash flow and partially offset by an increase in restricted cash at our Sunset Bronson/Sunset Gower properties resulting from restricted cash requirements as a result of the financing completed in February 2011.
Net cash used in investing activities decreased $4.7 million to $8.2 million for the six months ended June 30, 2011 compared to $12.9 million for six months ended June 30, 2010. The decrease was primarily due to a decrease in investments in real estate, primarily as a result of the purchase of certain ownership interests in properties contributed in connection with our IPO and related formation transactions.
Net cash provided by financing activities decreased $59.7 million to $31.8 million for the six months ended June 30, 2011 compared to $91.5 million for the six months ended June 30, 2010. The decrease was due to the proceeds from the issuance of common stock in connection with our IPO and private placement which was partially offset by the repayment of certain indebtedness in connection with the related formation transactions which occurred during the six months ended June 30, 2010, and offset by the issuance of common stock and private placement and the net loan and line of credit repayments and cash distributions to our common and preferred unit and share holders which occurred during the six months ended June 30, 2011.
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
As of June 30, 2011, we have approximately $274.9 million (before loan premium), of which $92 million, or 33.5%, is variable rate debt, $50.0 million of which is subject to the interest rate contract described above.
The following table sets forth information as of June 30, 2011 (unaudited) with respect to our outstanding indebtedness.

Debt	Outstanding June 30, 2011	Outstanding December 31, 2010	Interest Rate (1)	Maturity Date
Mortgage loan secured by Sunset Bronson (2)	$—	$37,000	LIBOR+3.65%	4/30/2011
Mortgage loan secured by Rincon Center (3)	—	106,000	6.08%	7/1/2011
Mortgage loan secured by First Financial	43,000	43,000	5.34%	12/1/2011
Mortgage loan secured by Tierrasanta (4)	—	14,300	5.62%	12/1/2011
Mortgage loan secured by 10950 Washington	30,000	30,000	5.94%	2/11/2012
Secured Revolving Credit Facility (5)	—	111,117	LIBOR+2.50% to 3.25%	6/29/2013
Mortgage loan secured by Sunset Gower/Sunset Bronson (2)	92,000	—	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Rincon Center (3)	109,887	—	5.13%	5/1/2018
Subtotal	$274,887	$341,417
Unamortized loan premium, net (6)	115	643
Total	$275,002	$342,060
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

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

(3)
Outstanding balance as of December 31, 2010 reflects full project-level indebtedness on Rincon Center, without pro rata adjustment for our 51% share of the Rincon Center joint venture. On April 29, 2011, we closed a seven-year term loan totaling $110.0 million with JPMorgan Chase Bank, National Association, secured by our Rincon Center property. The loan bears interest at a fixed annual rate of 5.134%. The loan fully refinanced the prior $106.0 million project loan on the property that was scheduled to mature on July 1, 2011.

(4)	This loan was fully repaid as of June 1, 2011.

(5)
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

(6)
Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with the First Financial, Tierrasanta (as of December 31, 2010, only), Rincon (as of December 31, 2010, only), and 10950 Washington loans.

Contractual Obligations and Commitments

During the second quarter of 2011, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties. These determinations, even though inherently subjective and prone to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2010 Annual Report on Form 10-K. We have not made any material changes to these policies during the periods covered by this Report.

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
During the quarter, we had an interest rate agreement that expired on April 30, 2011 with respect to $37.0 million of the $92.0 million of total indebtedness on the Sunset Gower and Bronson properties pursuant to which we swapped one-month LIBOR to a fixed rate of 0.75%, which effectively results in a 4.25% fixed rate on that portion of the Sunset Gower and Sunset Bronson loan. We also had an interest rate agreement with respect to $50.0 million of the same $92.0 million of total indebtedness on the Sunset Gower and Sunset Bronson properties that capped one-month LIBOR at a rate of 3.715%, effectively resulting in a maximum rate on that portion of the Sunset Gower and Sunset Bronson loan of 7.215%.
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
As of June 30, 2011, our total outstanding debt was approximately $274.9 million (before loan premium), which was comprised of $92.0 million of variable rate secured mortgage loans, $50.0 of which is subject to the interest rate contract described above, and $182.9 million of fixed rate secured mortgage loans. As of June 30, 2011, the fair value of our fixed rate secured mortgage loans was approximately $183.1 million.

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

As of June 30, 2011, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. As of June 30, 2011, the risk of material loss from such legal actions impacting the Company's financial condition or results from operations has been assessed as remote.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Please review the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
Recent Sales of Unregistered Securities: On May 3, 2011, we completed the private placement of 3,125,000 shares of common stock to investment funds affiliated with Farallon Capital Management, L.L.C., at the price of $14.62 per share for gross proceeds of $45.7 million. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

(b)
Use of Proceeds from Registered Securities: On May 3, 2011, we completed the public offering of 7,992,500 shares of common stock (including the exercise of the underwriters' over-allotment option to purchase an additional 1,042,500 shares of the Company's common stock) at a price of $14.62 per share.

Total proceeds from the public offering, after underwriters' discount, were approximately $111.0 million (before transaction costs). Immediately following the offering, the Company used approximately $81.0 million of the net proceeds from the offering and the concurrent private placement to repay indebtedness under its secured revolving credit facility.  On June 1, 2011, we used $14.3 million of the net proceeds from the offering and private placement to fully repay the project loan on its Tierrasanta property. The remaining proceeds will be primarily used to fund future acquisitions and for general working capital purposes.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

	(a)		(b)	Shares (or Units) Purchased as	Number (or Value) of Shares (or
	Total Number of		Average Price	Part of Publicly	Units) that May Yet be
	Shares (or Units)		Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased		Unit)	Programs	Plans or Programs

April 1-April 30, 2011	—		$	—	—
May 1-May 31, 2011	—			—	—
June 1-June 30, 2011	12,378	(1)	15.46	—	—

Total	12,378		$15.46	—

(1)	In June 2011, a total of 12,378 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

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
10.50
First Amendment to Credit Agreement among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as successor in interest to Banc of America Securities LLC), as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, as Administrative Agent, and the other lenders party thereto, dated December 10, 2010.(13)

10.51
Second Amendment to Credit Agreement among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as successor in interest to Banc of America Securities LLC), as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, as Administrative Agent, and the other lenders party thereto, dated April 4, 2011.(14)

10.52
First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011. (11)

10.53
Subscription Amendment by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated April 26, 2011.(15)

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

101**
The following materials from Hudson Pacific Properties' Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of June 30, 2011 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
*	Denotes a management contract or compensatory plan or arrangement.
**
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934 , as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 11, 2011	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)