Form 10-Q
period 2011-09-30
Hudson Pacific Properties, Inc.
filed 2011-11-10
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
The number of shares of common stock outstanding at November 1, 2011 was 33,576,863.

Hudson Pacific Properties, Inc.
FORM 10-Q
September 30, 2011

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
REAL ESTATE ASSETS
Land	$349,783	$329,231
Building and improvements	529,375	468,711
Tenant improvements	59,657	47,478
Furniture and fixtures	11,475	11,411
Property under development	8,218	7,904
Total real estate held for investment	958,508	864,735
Accumulated depreciation and amortization	(46,235)	(27,113)
Investment in real estate, net	912,273	837,622
Cash and cash equivalents	20,715	48,875
Restricted cash	9,624	4,121
Accounts receivable, net	10,758	4,478
Straight-line rent receivables	8,950	6,703
Deferred leasing costs and lease intangibles, net	78,943	86,385
Deferred finance costs, net	4,892	3,211
Interest rate contracts	202	—
Goodwill	8,754	8,754
Prepaid expenses and other assets	9,239	4,416
TOTAL ASSETS	$1,064,350	1,004,565
LIABILITIES AND EQUITY
Notes payable	$298,672	$342,060
Accounts payable and accrued liabilities	18,753	11,507
Below-market leases	19,293	20,983
Security deposits	5,703	5,052
Prepaid rent	12,470	10,559
Interest rate contracts	—	71
TOTAL LIABILITIES	354,891	390,232
6.25% series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475
Redeemable non-controlling interest in consolidated real estate entity	—	40,328
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 3,500,000 shares outstanding at September 30, 2011 and December 31, 2010, respectively	87,500	87,500
Common Stock, $0.01 par value 490,000,000 authorized, 33,572,454 outstanding at September 30, 2011 and 22,436,950 outstanding at December 31, 2010, respectively	336	224
Additional paid-in capital	556,650	411,598
Accumulated other comprehensive (deficit) income	(847)	6
Accumulated deficit	(10,588)	(3,482)
Total Hudson Pacific Properties, Inc. stockholders’ equity	633,051	495,846
Non-controlling common units in the Operating Partnership	63,933	65,684
TOTAL EQUITY	696,984	561,530
TOTAL LIABILITIES AND EQUITY	$1,064,350	1,004,565
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Office
Rental	$18,950	$6,521	$54,285	$12,786
Tenant recoveries	7,437	1,001	19,584	1,915
Other	349	97	2,535	125
Total office revenues	26,736	7,619	76,404	14,826
Media & entertainment
Rental	5,188	5,246	16,260	15,453
Tenant recoveries	402	363	1,261	1,179
Other property-related revenue	4,579	4,194	11,092	7,996
Other	12	83	111	96
Total media & entertainment revenues	10,181	9,886	28,724	24,724
Total revenues	36,917	17,505	105,128	39,550
Operating expenses
Office operating expenses	12,785	2,822	32,592	5,650
Media & entertainment operating expenses	6,123	5,959	17,073	15,194
General and administrative	2,844	2,379	9,052	2,379
Depreciation and amortization	11,036	4,317	33,023	9,985
Total operating expenses	32,788	15,477	91,740	33,208
Income from operations	4,129	2,028	13,388	6,342
Other expense (income)
Interest expense	4,073	1,784	13,245	6,196
Interest income	(36)	(31)	(67)	(37)
Unrealized (gain) on interest rate contracts	—	—	—	(347)
Acquisition-related expenses	762	256	762	2,689
Other expenses (income)	133	(8)	368	(8)
	4,932	2,001	14,308	8,493
Net (loss) income	(803)	27	(920)	(2,151)
Less: Net income attributable to preferred stock and units	(2,027)	(195)	(6,081)	(199)
Less: Net income attributable to restricted shares	(53)	(25)	(177)	(25)
Less: Net loss (income) attributable to non-controlling interest in consolidated real estate entities	—	—	(803)	32
Add: Net loss attributable to common units in the Operating Partnership	211	21	698	277
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling members’ equity	$(2,672)	$(172)	$(7,283)	$(2,066)
Net loss attributable to shareholders’ per share - basic and diluted	$(0.08)	$(0.01)	$(0.26)
Weighted average shares of common stock outstanding - basic and diluted	33,146,334	21,946,508	28,126,546
Dividends declared per common share	0.1250	0.0971	0.3750
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(920)	$(2,151)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,023	9,985
Amortization of deferred financing costs and loan premium, net	747	1,013
Amortization of stock based compensation	2,004	375
Straight-line rent receivables	(2,247)	(2,810)
Amortization of above-market leases	2,482	597
Amortization of below-market leases	(2,847)	(788)
Amortization of lease incentive costs	384	—
Bad debt expense	865	—
Amortization of ground lease	204	15
Unrealized gain on interest rate contract	—	(347)
Change in operating assets and liabilities:
Restricted cash	(5,503)	2,014
Accounts receivable	(7,145)	(1,853)
Deferred leasing costs and lease intangibles	(2,867)	(1,363)
Prepaid expenses and other assets	(1,954)	(285)
Accounts payable and accrued liabilities	9,299	857
Security deposits	651	753
Prepaid rent	1,911	(2,591)
Net cash provided by operating activities	28,087	3,421
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(10,147)	(7,479)
Property acquisitions	(57,162)	(49,188)
Deposits for property acquisitions	(3,085)	—
Net cash used in investing activities	(70,394)	(56,667)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	277,500	5,671
Payments of notes payable	(354,521)	(158,189)
Proceeds from issuance of common stock	111,008	232,721
Proceeds from private placement of common stock	45,688	20,000
Series B stock issuance transaction costs	(600)	—
Common stock issuance transaction costs	(1,283)	(6,935)
Dividends paid to common stock and unit holders	(12,179)	—
Dividends paid to preferred stock and unit holders	(6,081)	—
Contributions by members	—	3,653
Distribution to members	(93)	(1,624)
Acquisition of non-controlling interest in consolidated real estate entity	(41,131)	(828)
Payment of loan costs	(4,161)	(2,938)
Net cash provided by financing activities	14,147	91,531
Net (decrease) increase in cash and cash equivalents	(28,160)	38,285
Cash and cash equivalents-beginning of period	48,875	3,694
Cash and cash equivalents-end of period	$20,715	$41,979
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$12,527	$5,482
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for investment in property	$1,701	$—
Accounts payable and accrued liabilities for distributions to members	$359	$—
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

As indicated above, because the IPO and related formation transactions did not occur until shortly before June 30, 2010, the results of operations for the entities acquired in connection with the IPO and related formation transactions are only included in certain historical financial statements. More particularly, the results of operations discussed below for the three months ended September 30, 2010 reflect the operations of the (a) three office properties and two media and entertainment properties owned by HFOP City Plaza, LLC, Sunset Bronson Entertainment Properties, LLC, SGS Realty II, LLC, and Howard Street Associates LLC, as applicable (the “Predecessor Properties”), and (b) two office properties and certain management contracts owned by Glenborough Tierrasanta, LLC, GLB Encino, LLC and Hudson Capital, LLC, as applicable, which were acquired on June 29, 2010 (the “IPO Acquisitions”). The results of operations for the nine months ended September 30, 2010, reflect the operations of the Predecessor Properties for that entire period, and the results of operations for the IPO Acquisitions from the date of their acquisition. The results of operations for properties acquired after the IPO are similarly included in our consolidated statements of operations from the date of each such acquisition.

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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred on June 29, 2010, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of September 30, 2011, we owned a portfolio of 14 office properties and two media and entertainment properties. All of these properties are located in California.

2. Summary of Significant Accounting Policies

Basis of Presentation

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

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2010 Annual Report on Form 10-K and the notes thereto. Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the three and nine months ended September 30, 2011 and 2010. There are no properties held for sale at September 30, 2011 or 2010.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Our goodwill balance as of September 30, 2011 is $8,754. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments have been noted for the three and nine months ended September 30, 2011 and 2010.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At September 30, 2011, management believes that the collectability of straight-line rent balances are reasonably assured; accordingly, no allowance was established against straight-line rent receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations.

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

The Company held two interest rate contracts as of September 30, 2011, which have been accounted for as cash flow hedges as more fully described in footnote 6 below. The Company held one interest rate swap at December 31, 2010, which has been accounted for as a cash flow hedge as more fully described in footnote 6 below.

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

We have elected, together with one of our subsidiaries, to be treated such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

The Company is subject to the statutory requirements of the state in which it conducts business.

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2011, the Company has not established a liability for uncertain tax positions.

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

Unrealized losses associated with Level 2 assets were $429 and $998 for the three and nine months ended September 30, 2011, respectively. Unrealized gains associated with Level 2 liabilities were $0 and $71 for the three and nine months ended September 30, 2011, respectively. The unrealized losses and gains associated with Level 2 assets for the three and nine months ended September 30, 2011 relate to interest rate contracts that have been accounted for as a cash flow hedges, therefore changes in the fair value of those derivatives are recognized in other comprehensive income, which is a component of equity.

Unrealized losses associated with Level 2 liabilities was $34 for the three months ended September 30, 2010. Unrealized gains associated with Level 2 liabilities was $347 for the nine months ended September 30, 2010. The unrealized loss associated with Level 2 liabilities for the three months ended September 30, 2010 relates to an interest rate swap which had been accounted for as a cash flow hedge, therefore changes in the fair value of that derivative are recognized in other comprehensive income, which is a component of equity.

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are expected to not have any material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

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

In September 2011, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be the Company's fiscal year 2012, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

3. Investment in Real Estate
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

	GLB Encino, LLC and Glenborough Tierrasanta, LLC	Hudson Capital, LLC
Date of Acquisition	June 29, 2010	June 29, 2010	Total
Consideration paid
Issuance of common shares or common operating partnership units	$3,019	$9,000	$12,019
Issuance of preferred operating partnership units	12,475	—	12,475
Cash consideration	7,200	—	7,200
Debt assumed	57,300	—	57,300
Total consideration paid	$79,994	$9,000	$88,994
Allocation of consideration paid
Investment in real estate, net	$72,978	$255	$73,233
Lease intangibles, net	6,570	—	6,570
Goodwill	—	8,754	8,754
Leasing costs	1,940		1,940
Fair market favorable debt value	280		280
Below-market leases	(1,062)		(1,062)
Cash	—	23	23
Other liabilities assumed, net	(712)	(32)	(744)
Total consideration paid	$79,994	$9,000	$88,994

During 2010, we acquired the Del Amo Office property, the 9300 Wilshire Boulevard office building, the 222 Kearny Street property, the Rincon Center joint venture interest, the 1455 Market property and the 10950 Washington Boulevard property. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price allocation for these acquisitions.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Del Amo	9300 Wilshire	222 Kearny	Rincon Center (1)	1455 Market	10950 Washington
Date of Acquisition	August 13, 2010	August 24, 2010	October 8, 2010	December 16, 2010	December 16, 2010	December 22, 2010	Total
Consideration paid
Cash consideration	$27,327	$14,684	$34,174	$38,391	$92,365	$16,409	$223,350
Redeemable Non-controlling Interest in Consolidated Real Estate Entity	—	—	—	40,180	—	—	40,180
Debt Assumed	—	—	—	106,000	—	30,000	136,000
Total consideration	$27,327	$14,684	$34,174	$184,571	$92,365	$46,409	$399,530
Allocation of consideration paid
Investment in real estate, net	18,000	10,718	31,356	168,906	76,216	43,089	348,285
Above-market leases	2,626	689	1,296	3,693	903	1,160	10,367
Leases in-place	2,118	677	1,942	10,935	13,471	2,417	31,560
Other lease intangibles	558	198	491	3,692	8,212	765	13,916
Fair market unfavorable debt value	—	—	—	(650)	—	(230)	(880)
Below-market ground lease	4,198	2,822	494	—	—	—	7,514
Below-market leases	—	(104)	(691)	(1,576)	(5,899)	(1,201)	(9,471)
Other (liabilities) asset assumed, net	(173)	(316)	(714)	(429)	(538)	409	(1,761)
Total consideration paid	$27,327	$14,684	$34,174	$184,571	$92,365	$46,409	$399,530
(1) We acquired a 51% joint venture interest in the Rincon Center property on December 16, 2010. On April 29, 2011 we acquired the remaining 49% interest in the Rincon Center property for approximately $38.7 million (before closing costs and prorations).

During 2011, we acquired the 604 Arizona property, the 275 Brannan property and the 625 Second street property. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price allocation for these acquisitions.

	604 Arizona	275 Brannan	625 Second Street
Date of Acquisition	July 26, 2011	August 19, 2011	September 1, 2011	Total
Consideration paid
Cash consideration	$21,373	$12,370	$23,419	$57,162
Debt Assumed	—	—	33,700	33,700
Total consideration	$21,373	$12,370	$57,119	$90,862
Allocation of consideration paid
Investment in real estate, net	20,366	12,250	53,394	86,010
Above-market leases	—	—	465	465
Leases in-place	1,121	—	2,799	3,920
Other lease intangibles	117	—	1,286	1,403
Fair market unfavorable debt value	—	—	(490)	(490)
Below-market leases	(104)	—	(1,054)	(1,158)
Other (liabilities) asset assumed, net	(127)	120	719	712
Total consideration paid	$21,373	$12,370	$57,119	$90,862

 The table below shows the pro forma financial information (unaudited) for the nine months ended September 30, 2010 and 2011 as if all properties had been acquired as of January 1, 2010.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Nine Months Ended September 30,
	2011	2010
Total revenues	$110,050	$102,198
Net loss	$3	$(1,907)

4. Lease Intangibles
The following summarizes our deferred leasing cost and lease intangibles as of:

	September 30, 2011	December 31, 2010
Above-market leases	$16,177	$15,755
Lease in-place	49,109	45,658
Below-market ground leases	7,513	7,513
Other lease intangibles	27,181	25,903
Lease commissions	642	957
Deferred leasing costs	6,821	4,154
	107,443	99,940
Accumulated amortization	(28,500)	(13,555)
Deferred leasing costs and lease intangibles, net	$78,943	$86,385

Below-market leases	25,736	24,702
Accumulated accretion	(6,443)	(3,719)
Acquired lease intangible liabilities, net	$19,293	20,983

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

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

net proceeds of any additional equity issuances.

At September 30, 2011, we are in compliance with these covenants. As of September 30, 2011, we had approximately $141.2 million of total capacity under our credit facility, of which $33.0 million had been drawn.

The following table sets forth information as of September 30, 2011 with respect to our outstanding indebtedness. The $37.0 million note outstanding as of December 31, 2010 and secured by the Sunset Bronson property summarized below was repaid from proceeds of the $92.0 million note secured by Sunset Gower / Sunset Bronson properties as described in (2) below. The $106.0 million note outstanding as of December 31, 2010 and secured by the Rincon Center property summarized below was repaid from proceeds of the $110.0 million note secured by Rincon Center property as described in (3) below.

Debt	Outstanding September 30, 2011	Outstanding December 31, 2010	Interest Rate (1)	Maturity Date
Mortgage loan secured by Sunset Bronson (2)	$—	$37,000	LIBOR+3.65%	4/30/2011
Mortgage loan secured by Rincon Center (3)	—	106,000	6.08%	7/1/2011
Mortgage loan secured by First Financial (4)	—	43,000	5.34%	12/1/2011
Mortgage loan secured by Tierrasanta (5)	—	14,300	5.62%	12/1/2011
Mortgage loan secured by 10950 Washington	30,000	30,000	5.94%	2/11/2012
Secured Revolving Credit Facility	33,000	111,117	LIBOR+2.50% to 3.25%	6/29/2013
Mortgage loan secured by 625 Second Street (6)	33,700	—	5.85%	2/1/2014
Mortgage loan secured by Sunset Gower/Sunset Bronson (2)	92,000	—	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Rincon Center (3)	109,397	—	5.13%	5/1/2018
Subtotal	$298,097	$341,417
Unamortized loan premium, net (7)	575	643
Total	$298,672	$342,060
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

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

(4)	This loan was fully repaid as of September 1, 2011.

(5)	This loan was fully repaid as of June 1, 2011.

(6)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of 625 Second Street property.

(7)
Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with the First Financial (as of December 31, 2010, only), Tierrasanta (as of December 31, 2010, only), Rincon (as of December 31, 2010, only), 10950 Washington, and 625 Second Street (as of September 30, 2011 only).

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

6. Interest Rate Contracts

The indebtedness encumbering the Sunset Bronson property was subject to a collar on the LIBOR portion of the interest rate of not less than 2.55% and no greater than 3.87% until June 1, 2010. We had not designated the interest rate collar agreement as a hedging instrument for accounting purposes; therefore, the change in the fair value of the derivative instrument is reported in earnings. From and after June 1, 2010, the applicable interest rate became 5.90% per annum, until a new secured interest rate contract went effective upon the closing of the IPO and related formation transaction on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%. The interest rate contract for Sunset Bronson fixed one-month LIBOR on the full $37.0 million notional loan amount through April 30, 2011 on terms identical to the terms of the mortgage loan. We designated that interest rate swap as a cash flow hedge for accounting purposes.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan was subject to the above described interest rate contract, which swapped one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. We designated that interest rate cap contract as a cash flow hedge for accounting purposes.

The fair market value of the interest rate cap at September 30, 2011 was $202, and the fair market value of the interest rate swap at September 30, 2011 and December 31, 2010 was $0 and a liability of $71, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents
Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2011 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at September 30, 2011 are as follows for the years/periods ended December 31. The table does not include rents under leases at our media and entertainment properties with terms of one year or less.

2011 (three months ending December 31, 2011)	$33,890
2012	65,553
2013	60,680
2014	47,884
2015	44,344
2016	34,940
Thereafter	59,705
Total future minimum rents	$346,996
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
The following table provides information regarding our future minimum lease payments at September 30, 2011 under these lease agreements.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

2011 (three months ending December 31, 2011)	$308
2012	1,231
2013	1,231
2014	1,231
2015	1,231
2016	1,231
Thereafter	45,618
Total future minimum rents	$52,081

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

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$298,672	$298,974	$342,060	$342,153
Derivative assets, disclosed as “Interest rate contracts”	202	202	—	—
Derivative liabilities, disclosed as “Interest rate contracts”	—	—	71	71

9. Equity

Non-controlling Interests

Common units in the Operating Partnership

Common units in our operating partnership are not owned by us, consisted of 2,610,941 common units of partnership interest in our operating partnership, or common units, and represented approximately 7.2% of the all common units in our operating partnership at September 30, 2011. Common units and shares of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

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

6.25% Series A Cumulative Redeemable Preferred units of the Operating Partnership

Series A cumulative redeemable preferred units in our operating partnership are 499,014 series A preferred units of partnership interest in our operating partnership, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and are convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, in each case after an initial holding period of not less than three years from the

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

consummation of this offering. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

8.375% Series B Cumulative Redeemable Preferred Stock

Series B cumulative redeemable preferred stock are 3,500,000 shares of our series B preferred stock, $0.01 par value per share. Dividends on our series B preferred stock are cumulative from the date of original issue (December 10, 2010) and payable quarterly on or about the last calendar day of each March, June, September and December, commencing on December 31, 2010, at the rate of 8.375% per annum of its $25.00 per share liquidation preference (equivalent to $2.09375 per share per annum). If following a change of control of the Company, either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the New York Stock Exchange, or NYSE, or quoted on the NASDAQ Stock Market, or NASDAQ (or listed or quoted on a successor exchange or quotation system), holders of our series B preferred stock will be entitled to receive cumulative cash dividends from, and including, the first date on which both the change of control occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, at the increased rate of 12.375% per annum per share of the liquidation preference of our series B preferred stock (equivalent to $3.09375 per annum per share) for as long as either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted. Except in instances relating to preservation of our qualification as a REIT or in connection with a change of control of the Company, our series B preferred stock is not redeemable prior to December 10, 2015. On and after December 10, 2015, we may redeem our series B preferred stock in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. If at any time following a change of control either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), we will have the option to redeem our series B preferred stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to, but not including, the redemption date. Our series B preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by us, and it is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. For a full description of the Series B cumulative redeemable preferred stock, please see “Description of our Preferred Stock” in our December 7, 2010 Prospectus.

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

The table below represent our condensed consolidated statements of equity and non-controlling series A preferred partnership and redeemable non-controlling interest in consolidated real estate entity interests:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Hudson Pacific Properties Inc., Stockholders' Equity
	Common Shares	Stock Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Members’ real estate Equity	Noncontrolling Interests — Interest in consolidated entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2010		$—	$—	$—	$—	$—	$223,240	$3,348	$226,588	$—
Contributions			8				3,645		3,653
Distributions			(79)				(1,624)		(1,703)
Proceeds from sale of common stock, net of underwriters discount	14,720,000	147	232,574						232,721
Proceed from private placement	1,176,471	12	19,988						20,000
Issuance of restricted stock	265,291	2	(2)						—
Shares Repurchased			(1)						(1)
Issuance of Series A Cumulative Redeemable Preferred Units for acquisition of properties									—	12,475
Issuance of common units for acquisition of properties						12,019			12,019
Common stock issuance transaction costs			(7,169)						(7,169)
Declared Dividend			(2,085)						(2,085)
Acquisition of non-controlling members Interest								(828)	(828)
Amortization of stock based compensation			375						375
Net income (loss)				(2,323)		(277)	283	(29)	(2,346)	195
Cash Flow Hedge Adjustment					(30)	(4)			(34)
Comprehensive Loss									(2,380)
Exchange of Member’s equity for common stock and units	6,050,037	61	173,390			54,584	(225,544)	(2,491)	—
Balance, September 30, 2010	22,211,799	$222	$416,999	$(2,323)	$(30)	$66,322	$—	$—	$481,190	$12,670

	Hudson Pacific Properties Inc., Stockholders' Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units	Non- controlling Interests — Interests in Consolidated Entities
Balance, January 1, 2011	22,436,950	$224	$87,500	$411,598	$(3,482)	$6	$65,684	$561,530	$12,475	$40,328
Contributions								—
Distributions				(452)				(452)		(41,131)
Proceeds from sale of common stock, net of underwriters discount	7,992,500	80		110,928				111,008
Proceed from private placement	3,125,000	31		45,657				45,688
Issuance of restricted stock	37,917	1		(1)				—
Forfiture of restricted stock	(7,535)							—
Shares repurchased	(12,378)							—
Common stock issuance transaction costs				(600)				(600)
Series B stock issuance transaction costs				(1,283)				(1,283)
Declared Dividend			(5,496)	(11,201)			(978)	(17,675)	(585)
Amortization of stock based compensation				2,004				2,004
Net income (loss)			5,496		(7,106)		(698)	(2,308)	585	803
Cash Flow Hedge Adjustment						(853)	(75)	(928)
Comprehensive Loss								(3,236)
Balance, September 30, 2011	33,572,454	$336	$87,500	$556,650	$(10,588)	$(847)	$63,933	$696,984	$12,475	$—

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Dividends

During the third quarter for 2011, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.52344 per share. The third quarter dividends were declared on September 9, 2011 to holders of record on September 20, 2011.

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

Stock-Based Compensation

In connection with entering into the employment arrangements effective as of closing of the IPO, Messrs. Coleman, Stern, Lammas, Barton, Shimoda, and certain non-executive employees and directors were granted 270,588 restricted shares of our common stock at our initial offering price of $17.00 per restricted share. These restricted stock awards vest in three equal, annual installments on each of the first three anniversaries of the date of the IPO, subject to the executive’s or director's continued service, as applicable. As of September 30, 2011, 88,237 of these stock awards had vested, 12,378 of which were canceled in satisfaction of federal and state taxes.

On December 29, 2010, various executives were granted 219,854 restricted shares of our common stock at the closing price of $15.01 per restricted share. These restricted stock awards vest in three equal, annual installments on each of the first three anniversaries of their date of grant, subject to the executive’s continued employment. None of these restricted shares were vested at September 30, 2011.

On January 20, 2011 our directors were granted 11,571 restricted shares and 3,308 unrestricted shares (fully vested) of our common stock at the closing price of $15.12 per restricted share. The restricted stock awards vest in three equal, annual installments on each of the first three anniversaries of their date of grant, subject to the director's continued service. None of the restricted shares were vested at September 30, 2011.

On April 8, 2011 our directors were granted 1,740 unrestricted shares (fully vested) of our common stock at the closing price of $14.36 per restricted share.

In connection with his resignation as a director effective April 25, 2011, 7,535 restricted shares previously granted to Mark Burnett were forfeited, unvested.

On June 9, 2011 our directors were granted 19,686 restricted shares of our common stock at the closing price of $15.24 per restricted share. The restricted stock awards vest in three equal, annual installments on each of the first three anniversaries of their date of grant, subject to the director's continued service. None of the restricted shares were vested at September 30, 2011.

On July 12, 2011 our directors were granted 1,612 unrestricted shares (fully vested) of our common stock at the closing price of $15.50 per restricted share.

In connection with his appoint as a director on October 1, 2011, Patrick Whitesell was granted 2,259 restricted shares of our common stock based on the June 9, 2011 grant to our directors in connection with their election to the board, prorated for Mr. Whitesell's partial period of service. This grant will vest in three equal installments consistent with the June 9, 2011 grant to the other directors. None of the restricted shares were vested at September 30, 2011.

We have elected to recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant. For the nine months ended September 30, 2011, $2,004 of non-cash compensation expense was recognized in general and administrative expenses and additional paid-in capital.

10. Related Party Transactions

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Until the IPO and related formation transactions, the media and entertainment properties owned by our predecessor were managed by Hudson Studios Management, LLC and our City Plaza office property was managed by Hudson OP Management, LLC (Hudson Studios Management, LLC and Hudson OP Management, LLC are collectively referred to as “Hudson Management”), both of which were affiliates of our predecessor. For the nine months ended September 30, 2010, management fees of $460 had been incurred. In addition, Hudson Management was entitled to a construction management fee of $300 plus 5% of the hard costs in association with other future developments. As of September 30, 2010, $300 of construction management fees had been capitalized to construction in progress. These agreements were effectively terminated upon our acquisition of Hudson Management.

The developers and managers of the 875 Howard Street Property were TMG Partners and Flynn Properties, Inc. TMG Partners was also the managing member. TMG Partners and Flynn Properties, Inc. jointly began providing property management services for the 875 Howard Street Property starting February 15, 2007. A monthly property management fee equal to the greater of $20 per month or 2.5% of gross rents received from tenants during each calendar month was paid in equal parts to TMG Partners and Flynn Properties, Inc. These fees totaled $78 for the nine months ended September 30, 2010.

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows. As of September 30, 2011, the risk of material loss from such legal actions impacting the Company's financial condition or results from operations has been assessed as remote

Concentrations

All of the Company’s Properties are located in California which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the nine months ended September 30, 2011 and 2010, approximately 27% and 63%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

Bank of America leases approximately 836,000 square feet of our 1455 Market property for various lease terms ranging between one and seven years. As a result of our purchase of this property on December 16, 2010, this lease did not account for any portion of our total revenue for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the Bank of America Lease accounted for approximately 7% of our total revenue.

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
Summary information for the reportable segments for the nine months ended September 30, 2011 is as follows:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Office Properties	Media and Entertainment Properties		Total
Revenue	$76,404	$28,724	28,724	$105,128
Operating expenses	32,592	17,073		49,665
Net operating income	$43,812	$11,651		$55,463
Summary information for the reportable segments for the nine months ended September 30, 2010 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$14,826	$24,724	$39,550
Operating expenses	5,650	15,194	20,844
Net operating income	$9,176	$9,530	$18,706
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	September 30, 2011	September 30, 2010
Net operating income	$55,463	$18,706
General and administrative	(9,052)	(2,379)
Depreciation and amortization	(33,023)	(9,985)
Interest income	67	37
Unrealized gain on interest rate contract	—	347
Interest expense	(13,245)	(6,196)
Acquisition-related expenses	(762)	(2,689)
Other expense	(368)	8
Net loss	$(920)	$(2,151)
There were no intersegment sales or transfers during either of the nine-month periods ended September 30, 2011 and 2010.

13. Subsequent Events

Acquisitions and Financings

6922 Hollywood

On July 1, 2011, the Company executed a purchase agreement to acquire 6922 Hollywood Boulevard in Hollywood, for a total gross purchase price of $92.5 million (before closing costs and prorations), including the assumption of an existing $42.0 million loan. 6922 Hollywood is an approximately 205,522-square-foot project comprising approximately 171,828 square feet of office space and approximately 33,694 square feet of ground-floor retail space. The property is fully leased to multiple tenants, with an average remaining lease term of approximately seven years. The transaction is subject to the completion of various closing conditions, including the assumption of the loan. The $42.0 million loan bears interest at a fixed annual rate of 5.5775%, with 30-year amortization, and matures in January 2015.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the nine months ended September 30, 2011 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on form 10-K for the year ended December 31, 2010. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on form 10-K for the year ended December 31, 2010 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

As indicated above, because the IPO and related formation transactions did not occur until June 29, 2010, operations for the entities acquired in connection with the IPO and related formation transactions are only included in certain historical financial statements. More particularly, the results of operations discussed below for the three months ended September 30, 2010 reflect the operations of the (a) three office properties and two media and entertainment properties owned by HFOP City Plaza, LLC, Sunset Bronson Entertainment Properties, LLC, SGS Realty II, LLC, and Howard Street Associates LLC, as applicable (the "Predecessor Properties"), and (b) two office properties and certain management contracts owned by Glenborough Tierrasanta, LLC, GLB Encino, LLC and Hudson Capital, LLC, as applicable, which were acquired on June 29, 2010 (the "IPO Acquisitions"). The results of operations for the nine months ended September 30, 2010, reflect the operations of the Predecessor Properties for that entire period, and the results of operations for the IPO Acquisitions from the date of their acquisition. The results of operations for properties acquired after the IPO are similarly included in our consolidated statements of operations from the date of each such acquisition.

The following table identifies each of the properties in our portfolio acquired through September 30, 2011 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	543,709
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
City Plaza	8/26/2008	333,922
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	104,234
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	58,484
222 Kearny	10/8/2010	148,797
1455 Market	12/16/2010	1,012,012
Rincon Center (1)	12/16/2010	580,850
10950 Washington	12/22/2010	158,873
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	51,710
625 Second Street	9/1/2011	136,906
Total		4,224,131

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

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and other revenue. Total office revenues increased $19.1 million, or 250.9%, to $26.7 million for the three months ended September 30, 2011 compared to $7.6 million for the three months ended September 30, 2010. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $12.4 million, or 190.6%, to $19.0 million for the three months ended September 30, 2011 compared to $6.5 million for the three months ended September 30, 2010. The increase in rental revenue from a year ago was primarily the result of rental revenue from office properties acquired during the third and fourth quarters of 2010 and third quarter of 2011.

Office Tenant Recoveries. Office tenant recoveries increased $6.4 million, or 643.0%, to $7.4 million for the three months ended September 30, 2011 compared to $1.0 million for the three months ended September 30, 2010. The increase in tenant recoveries was primarily the result of recoveries from office properties acquired during the third and fourth quarters of 2010 and third quarter of 2011.

Office Other Revenue. Other revenue remained relatively flat for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $0.3 million, or 3.0%, to $10.2 million for the three months ended September 30, 2011 compared to $9.9 million for the three months ended September 30, 2010. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue remained relatively flat for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue increased $0.4 million, or 9.2%, to $4.6 million for the three months ended September 30, 2011 compared to $4.2 million for the three months ended September 30, 2010. The increase in other property-related revenue was primarily due to an increase in lighting equipment rental revenue, parking revenue, and telecom revenue relating to higher production activity at our media and entertainment properties.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property and corporate level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $17.3 million, or 111.8%, to $32.8 million for the three months ended September 30, 2011 compared to $15.5 million for the three months ended September 30, 2010. This increase in total operating expenses is attributable primarily to the factors discussed below.

Office Operating Expenses. Office operating expenses increased $10.0 million, or 353.0%, to $12.8 million for the three months ended September 30, 2011 compared to $2.8 million for the three months ended September 30, 2010. The increase in operating expenses was primarily due to the acquisitions of office properties during the third and fourth quarters of 2010 and third quarter of 2011.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses remained relatively flat for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $0.5 million, or 19.5%, to $2.8 million for the three months ended September 30, 2011 compared to $2.4 million for the three months ended September 30, 2010. The increase in general and administrative expenses was primarily due to increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $6.7 million, or 155.6%, to $11.0 million for the three months ended September 30, 2011 compared to $4.3 million for the three months ended September 30, 2010. The increase was primarily due to the depreciation associated with the acquisitions of office properties during the third and fourth quarters of 2010 and third quarter of 2011.

Other Expense (Income)

Interest Expense. Interest expense increased $2.3 million, or 128.3%, to $4.1 million for the three months ended September 30, 2011 compared to $1.8 million for the three months ended September 30, 2010. The increase was primarily due to the increased indebtedness associated with the acquisitions of office properties during the third and fourth quarters of 2010 and third quarter of 2011.

Acquisition-related expenses. Acquisition-related expenses increased $0.5 million, or 197.7%, to $0.8 million for the three months ended September 30, 2011 compared to $0.3 million for the three months ended September 30, 2010. The increase was due to increased acquisition activity during the three months ended September 30, 2011, compared to a year ago.

Net Income (Loss)

Net loss for the three months ended September 30, 2011 was $0.8 million compared to net income of $27,000 for the three months ended September 30, 2010. The increase in net loss was primarily due to higher operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, higher interest expenses and acquisition-related expenses, offset by higher office and media and entertainment revenues, all as described above.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and other revenue. Total office revenues increased $61.6 million (including early lease termination revenue from a single floor tenant at our City Plaza project), or 415.3%, to $76.4 million for the nine months ended September 30, 2011 compared to $14.8 million for the nine months ended September 30, 2010. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $41.5 million, or 324.6%, to $54.3 million for the nine months ended September 30, 2011 compared to $12.8 million for the nine months ended September 30, 2010. The increase in rental revenue from a year ago was primarily the result of rental revenue from office properties acquired during the third and fourth quarters of 2010 and third quarter of 2011.

Office Tenant Recoveries. Office tenant recoveries increased $17.7 million, or 922.7%, to $19.6 million for the nine months ended September 30, 2011 compared to $1.9 million for the nine months ended September 30, 2010. The increase in tenant recoveries was primarily the result of recoveries from office properties acquired during the third and fourth quarters of 2010 and third quarter of 2011.

Office Other Revenue. Other revenue increased $2.4 million, or 1,928.0%, to $2.5 million for the nine months ended September 30, 2011 compared to $0.1 million for the nine months ended September 30, 2010. The increase in other revenue was primarily the result of the early lease termination revenue from a single floor tenant at our City Plaza project.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $4.0 million, or 16.2%, to $28.7 million for the nine months ended September 30, 2011 compared to $24.7 million for the nine months ended September 30, 2010. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue increased $0.8 million, or 5.2%, to $16.3 million for the nine months ended September 30, 2011 compared to $15.5 million for the nine months ended September 30, 2010. The increase in rental revenue was primarily due to improved occupancy at our media and entertainment properties.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue increased $3.1 million, or 38.7%, to $11.1 million for the nine months ended September 30, 2011 compared to $8.0 million for the nine months ended September 30, 2010. The increase in other property-related revenue was primarily due to an increase in lighting equipment rental revenue, parking revenue, and telecom revenue relating to higher production activity associated with improved occupancy at our media and entertainment properties.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property level and corporate general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $58.5 million, or 176.3%, to $91.7 million for the nine months ended September 30, 2011 compared to $33.2 million for the nine months ended September 30, 2010. This increase in total operating expenses is attributable primarily to the factors discussed below.

Office Operating Expenses. Office operating expenses increased $26.9 million, or 476.8%, to $32.6 million for the nine months ended September 30, 2011 compared to $5.7 million for the nine months ended September 30, 2010. The increase in operating expenses was primarily due to the acquisitions of office properties during the third and fourth quarters of 2010 and third quarter of 2011, which was partially offset by certain property tax reassessment savings, mostly associated with our City Plaza property.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $1.9 million, or 12.4%, to $17.1 million for the nine months ended September 30, 2011 compared to $15.2 million for the nine months ended September 30, 2010. The increase in operating expenses was due to an increase in other property-related expenses, primarily lighting and other equipment rental expenses, resulting from higher production activity associated with improved occupancy at our media and entertainment properties, which was partially offset by certain property tax reassessment savings.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. Since the IPO, 2010 private placement, and formation transactions did not occur until June 29, 2010, the nine months ended September 30, 2010 only include general and administrative expenses for corporate-level operations beginning June 29, 2010 and thereafter. The $9.1 million of general and administration expenses reflect the expenses of our corporate-level operations for the entire nine months ended September 30, 2011 compared to $2.4 million of corporate-level operations occurring over the period commencing as of June 29, 2010 and ending September 30, 2010.

Depreciation and Amortization. Depreciation and amortization expense increased $23.0 million, or 230.7%, to $33.0 million for the nine months ended September 30, 2011 compared to $10.0 million for the nine months ended September 30, 2010. The increase was primarily due to the depreciation associated with the acquisitions of office properties in connection with our initial public offering and during the third and fourth quarters of 2010.

Other Expense (Income)

Interest Expense. Interest expense increased $7.0 million, or 113.8%, to $13.2 million for the nine months ended September 30, 2011 compared to $6.2 million for the nine months ended September 30, 2010. The increase was primarily due to the increased indebtedness associated with the acquisitions of office properties during the third and fourth quarters of 2010 and third quarter of 2011.

Unrealized Gain on Interest Rate Contracts. Unrealized gain on interest rate contracts decreased by $0.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of the expiration of an interest rate contract that was not accounted for as an effective cash flow hedge.

Acquisition-related expenses. Acquisition-related expenses decreased by $1.9 million, or 71.7%, to $0.8 million for the nine months ended September 30, 2011 compared to $2.7 million for the nine months ended September 30, 2010. The decrease was a result of lower acquisition activity for the nine months ended September 30, 2011 compared to the acquisition activity culminating with our IPO and the related formation transactions.

Net loss

Net loss for the nine months ended September 30, 2011 was $0.9 million compared to net loss of $2.2 million for the nine months ended September 30, 2010. The decrease in net loss was primarily due to higher office and media and entertainment revenues and lower acquisition-related expenses, partially offset by higher operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, and higher interest expenses, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Our ratio of debt to total market capitalization was approximately 37.9% (counting series A preferred units as debt) as of September 30, 2011. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness. We had approximately $20.7 million of cash and cash equivalents at September 30, 2011. In addition, the lead arrangers for our secured credit facility have secured commitments that will allow borrowings of up to $200 million. As of September 30, 2011, we had approximately $141.2 million of total capacity under our credit facility, of which $33.0 million had been drawn. We intend to use the secured credit facility, among other things, to finance the acquisition of properties, to refinance indebtedness, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
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
Cash Flows
Comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010
Cash and cash equivalents were $20.7 million and $48.9 million at September 30, 2011 and December 31, 2010, respectively.
Net cash provided by operating activities increased by $24.7 million to $28.1 million for the nine months ended September 30, 2011 compared to $3.4 million for the nine months ended September 30, 2010. The increase is primarily due to the acquisition of certain ownership interests in properties contributed in connection with our initial public offering and related formation transactions and the purchase of nine properties subsequent to our initial public offering which increased operating cash flow and partially offset by an increase in restricted cash at our Sunset Bronson/Sunset Gower properties resulting from restricted cash requirements as a result of the financing completed in February 2011.
Net cash used in investing activities increased $13.7 million to $70.4 million for the nine months ended September 30, 2011 compared to $56.7 million for nine months ended September 30, 2010. The increase was primarily due to an increase in investments in real estate, primarily as a result of the purchase of certain ownership interests in properties contributed in connection with our IPO and related formation transactions. and an increase in property acquisitions during the nine months ended September 30, 2011 compared to nine months ended September 30, 2010.
Net cash provided by financing activities decreased $77.4 million to $14.1 million for the nine months ended September 30, 2011 compared to $91.5 million for the nine months ended September 30, 2010. The decrease was due to the proceeds from the issuance of common stock in connection with our IPO and private placement which was partially offset by the repayment of certain indebtedness in connection with the related formation transactions which occurred during the nine months ended September 30, 2010, and offset by the issuance of common stock and private placement and the net loan and line of credit repayments and cash distributions to our common and preferred unit and share holders which occurred during the nine months ended September 30, 2011.
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
As of September 30, 2011, we had outstanding notes payable of $298.1 million (before loan premium), of which $125.0 million, or 41.9%, was variable rate debt, $50.0 million of which is subject to the interest rate contract described in footnote 2 in the table below.
The following table sets forth information as of September 30, 2011 with respect to our outstanding indebtedness.

Debt	September 30, 2011	December 31, 2010	Interest Rate (1)	Maturity Date
Mortgage loan secured by Sunset Bronson (2)	$—	$37,000	LIBOR+3.65%	4/30/2011
Mortgage loan secured by Rincon Center (3)	—	106,000	6.08%	7/1/2011
Mortgage loan secured by First Financial (4)	—	43,000	5.34%	12/1/2011
Mortgage loan secured by Tierrasanta (5)	—	14,300	5.62%	12/1/2011
Mortgage loan secured by 10950 Washington	30,000	30,000	5.94%	2/11/2012
Secured Revolving Credit Facility (6)	33,000	111,117	LIBOR+2.50% to 3.25%	6/29/2013
Mortgage loan secured by 625 Second Street	33,700	—	5.85%	2/1/2014
Mortgage loan secured by Sunset Gower/Sunset Bronson (2)	92,000	—	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Rincon Center (3)	109,397	—	5.134%	5/1/2018
Subtotal	$298,097	$341,417
Unamortized loan premium, net (7)	575	643
Total	$298,672	$342,060
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

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

(4)	This loan was fully repaid as of September 1, 2011.

(5)	This loan was fully repaid as of June 1, 2011.

(6)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of 625 Second Street property.

(7)
Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with the First Financial (as of December 31, 2010, only), Tierrasanta (as of December 31, 2010, only), Rincon (as of December 31, 2010, only), 10950 Washington, and 625 Second Street (as of September 30, 2011 only).

Contractual Obligations and Commitments
During the third quarter of 2011, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
We had an interest rate agreement that expired on April 30, 2011 with respect to $37.0 million of the $92.0 million of total indebtedness on the Sunset Gower and Bronson properties pursuant to which we swapped one-month LIBOR to a fixed rate of 0.75%, which effectively resulted in a 4.25% fixed rate on that portion of the Sunset Gower and Sunset Bronson loan. We also had an interest rate agreement with respect to $50.0 million of the same $92.0 million of total indebtedness on the Sunset Gower and Sunset Bronson properties that capped one-month LIBOR at a rate of 3.715%, effectively resulting in a maximum rate on that portion of the Sunset Gower and Sunset Bronson loan of 7.215%.
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
As of September 30, 2011, we had outstanding notes payable of $298.1 million (before loan premium), of which $125.0 million, or 41.9%, was variable rate debt, $50.0 million of which is subject to the interest rate contract described above, and $173.1 million of which was fixed rate secured mortgage loans. As of September 30, 2011, the estimated fair value of our fixed rate secured mortgage loans was $174.0 million.

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
As of September 30, 2011, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. As of September 30, 2011, the risk of material loss from such legal actions impacting the Company's financial condition or results from operations has been assessed as remote.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

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

10.47	Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.(12)
10.48	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.(13)
10.49	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.(13)
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

10.54	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.(11)
10.55	Indemnification Agreement, dated October 1, 2011, by and between Hudson Pacific Properties, Inc. and Patrick Whitesell.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 10, 2011	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)