Form 10-K
period 2011-12-31
Hudson Pacific Properties, Inc.
filed 2012-03-14
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Registrant’s telephone number, including area code: (310) 445-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value 8.375% Series B Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
_______________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of Common Stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and funds affiliated with Farallon Capital Management, LLC are “affiliates” of the registrant) was $351.6 million based upon the last sales price on June 30, 2011 for the registrant’s Common Stock.
As of March 1, 2012, the number of shares of Common Stock outstanding was 33,998,498.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2012 Annual Meeting of Stockholders to be held June 7, 2012 are incorporated by reference in Part III of this Form 10-K Report. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

HUDSON PACIFIC PROPERTIES, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Company Overview

Hudson Pacific Properties, Inc. (which may be referred to in this Form 10-K as “we,” “us,” “our,” or “our company”) is a full-service, vertically integrated real estate investment trust, or REIT, focused on owning, operating and acquiring high-quality office and media and entertainment properties in select growth markets primarily in Northern and Southern California. Our investment strategy is focused on high barrier-to-entry, in-fill locations with favorable, long-term supply demand characteristics. These markets include Los Angeles, Orange County, San Diego, San Francisco, Silicon Valley and the East Bay, which we refer to as our target markets. As of December 31, 2011, our stabilized portfolio of operating properties included properties totaling approximately 4.4 million square feet strategically located in many of our target markets.

We were formed as a Maryland corporation in 2009 to succeed the business of Hudson Capital, LLC, a
Los Angeles-based real estate investment firm founded by Victor J. Coleman, our Chief Executive Officer, and Howard S. Stern, our President. On June 29, 2010, we completed our initial public offering. We own our interests in all of our properties and conduct substantially all of our business through our operating partnership, Hudson Pacific Properties, L.P., a Maryland limited partnership, of which we serve as the sole general partner, and own approximately 92.8% of the outstanding common units of partnership interest in our operating partnership, or common units. The remaining 7.2% limited partnership interest in our operating partnership is owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with Farallon Capital Management, LLC.

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

•
Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no competing real estate business interests outside of our company. Additionally, our senior management team owns approximately 4.1% of our common stock on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

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

•
Long-Standing Relationships that Provide Access to an Extensive Pipeline of Investment and Leasing Opportunities. We have an extensive network of long-standing relationships with real estate developers, individual and institutional real estate owners, national and regional lenders, brokers, tenants and other participants in the California real estate market. These relationships have historically provided us with access to attractive acquisition opportunities, including opportunities with limited or no prior marketing by sellers. We believe they will continue to provide us access to an ongoing pipeline of attractive acquisition opportunities and additional growth capital, both of which may not be available to our competitors. Additionally, we focus on establishing strong relationships with our tenants in order to understand their long-term business needs, which we believe enhances our ability to retain quality tenants, facilitates our leasing efforts and maximizes cash flows from our properties.

•
Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our initial public offering, including through our public offering of 3,500,000 shares of our 8.375% Series B Cumulative Preferred Stock in December 2010 for total proceeds, after underwriters’ discounts, of approximately $84.7 million (before transaction costs), our public offering of 7,992,500 shares of common stock and private placement of 3,125,000 shares in May 2011 for total proceeds, after underwriters’ discount, of approximately $156.7 million (before transaction costs), and our offering of 2,300,000 shares of our 8.375% Series B Cumulative Preferred Stock in January 2012 for total proceeds, after underwriters’ discounts, of approximately $56.1 million (before transaction costs). Available cash on hand and our secured credit facility provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy, while maintaining a flexible and conservative capital structure. As of the February 24, 2012 closing of a $30.0 million secured loan on our 10950 Washington property, we had no outstanding balance on our secured credit facility and we had availability on our facility of approximately $159.9 million. Based on the closing price of our common stock of $15.03 on March 1, 2012, we had a debt-to-market capitalization ratio (counting series A preferred units as debt) of approximately 36.3%. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities.

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

Segment and Geographic Financial Information

We report our results of operations through two segments: (i) office properties and (ii) media and entertainment properties. The office properties reporting segment includes the City Plaza, Tierrasanta, First Financial, 875 Howard Street, Del Amo Office, 9300 Wilshire Boulevard, 10950 Washington, 222 Kearny, Rincon Center, 1455 Market, 625 Second Street, 275 Brannan, 604 Arizona, and 6922 Hollywood Boulevard properties and the Technicolor Building, while the media and entertainment reporting segment includes the Sunset Gower property (including 6050 and 6060 Sunset) and the Sunset Bronson property. For financial information about our two reportable segments, see Note 12 to our consolidated financial statements.

All of our business is conducted in the State of California. For information about our revenues and long-lived assets and other financial information, see our consolidated financial statements included in this report and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Results of Operations.”

Employees

At December 31, 2011, we had approximately 88 employees. At December 31, 2011, two of our employees were subject to collective bargaining agreements. Both of these employees are on-site employees at the Sunset Bronson property. We believe that relations with our employees are good.

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

We derive a significant portion of our rental revenue from tenants in the media, entertainment, and technology industries, which makes us particularly susceptible to demand for rental space in those industries.

The Sunset Gower, Sunset Bronson, Technicolor Building, 10950 Washington, 875 Howard, and 625 Second Street

properties in our portfolio are leased to primarily media, entertainment, or technology tenants and a significant portion of our rental revenue is derived from tenants in the media, entertainment, and technology industries. Consequently, we are susceptible to adverse developments affecting the demand by media, entertainment, and technology tenants for office, production and support space in Southern and Northern California and, more particularly, in Hollywood and the South of Market submarket of San Francisco, such as writer, director and actor strikes, industry slowdowns and the relocation of media, entertainment, and technology businesses to other locations. Although our Technicolor Building property and the 10950 Washington property are principally occupied and suitable for general office purposes, portions of such properties may require modifications prior to or at the commencement of a lease term if it were to be released to more traditional office users. Although our Sunset Gower and Sunset Bronson properties contain both sound stages and space suitable for office use, they have historically served the media and entertainment industry and will continue to depend on that sector for future tenancy. In addition, our media and entertainment properties tend to be subject to short-term leases of less than one year. As a result, were there to be adverse developments affecting the demand by media and entertainment tenants for office, production and support space, it could affect the occupancy of our media and entertainment properties more quickly than if we had longer term leases. Any adverse development in the media, entertainment, and technology industries could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.

Our business strategy includes the acquisition of underperforming office properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We continue to evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. However, we may be unable to acquire any of the properties that we may identify as potential acquisition opportunities in the future. Our ability to acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

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

If interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities. In addition, while such agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivative and Hedging.

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

We commenced operations only upon completion of our initial public offering on June 29, 2010. Our office portfolio consists of properties located throughout California, containing a total of approximately 3.6 million net rentable square feet. Our 604 Arizona, 275 Brannan, 625 Second Street and 6922 Hollywood properties have only been under our management since they were acquired on July 26, 2011, August 18, 2011, September 9, 2011 and November 22, 2011, respectively. These properties may have characteristics or deficiencies unknown to us that could affect such properties’ valuation or revenue potential. In addition, there can be no assurance that the operating performance of the properties will not decline under our management. We cannot assure you that we will be able to operate our business successfully or implement our business strategies.

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

As of December 31, 2011, the ten largest tenants in our office portfolio represented approximately 54.8%
of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2011, our largest tenant was Bank of America, which accounted for 10.9%
of our annualized base rent and therefore represented a significant credit concentration. If Bank of America were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event described above could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

Furthermore, Saatchi & Saatchi leases 100% of the Del Amo Office property under the terms of an office lease that permits Saatchi & Saatchi to terminate the lease as to all of the leased premises prior to the stated lease expiration on December 31, 2014 and December 31, 2016, in each case upon nine months prior notice and in exchange for payment of an early termination fee estimated to be approximately $3.1 million for 2014 and approximately $1.9 million for 2016. As of December 31, 2011, the Saatchi & Saatchi lease comprised approximately 3.7% of our annualized office base rent. To the extent that Saatchi & Saatchi exercises its early termination right, our financial condition, results of operations and cash flow will be adversely affected, and we can provide no assurance that we will be able to generate an equivalent amount of net rental revenue by leasing the vacated space to new third-party tenants. Our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected if any of our significant tenants were to become unable to pay their rent or become bankrupt or insolvent.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2011, approximately 9.0% of the square footage of the office properties in our portfolio was available (taking into account uncommenced leases signed as of December 31, 2011), and an additional approximately 6.8% of the square footage of the office properties in our portfolio is scheduled to expire in 2012. Furthermore, substantially all of the square footage of the media and entertainment properties in our portfolio (other than the KTLA lease of the KTLA facility at Sunset Bronson) will expire in 2012 and 2013. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Many of our other senior executives have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

Risks Related to Our Organizational Structure

As of December 31, 2011, the Farallon Funds owned an approximate 28.1% beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company.

As of December 31, 2011, investment funds affiliated with Farallon Capital Management, L.L.C., or Farallon, which we refer to as the Farallon Funds, owned an approximate 28.1% beneficial interest in our company on a fully diluted basis. Consequently, the Farallon Funds may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, one member of our board of directors is a managing member of Farallon. As a result, the Farallon Funds have substantial influence on us and could exercise their influence in a manner that conflicts with the interests of other stockholders.

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

In connection with our formation transactions for our IPO, we entered into tax protection agreements with certain third-party contributors that provide that if we dispose of any interest with respect to the First Financial or Tierrasanta properties in a taxable transaction during the period from the closing of our initial public offering on June 29, 2010 through certain specified dates ranging until 2027, we will indemnify the third-party contributors for certain tax liabilities payable as a result of the sale (as well as tax liabilities payable as a result of the reimbursement payment). Certain contributors’ rights under the tax protection agreements with respect to these properties will, however, expire at various times (depending on the rights of such partner) during the period beginning in 2017 and prior to the expiration, in 2027, of the maximum period for indemnification. The First Financial and Tierrasanta properties represented approximately 10.7% of our office portfolio’s annualized base rent as of December 31, 2011. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of certain taxes payable by these contributors (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

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

We intend to elect to be taxed as a REIT for federal income tax purposes on our federal income tax return for our taxable year ending December 31, 2011. We believe that we have operated, and we intend to continue operating, in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with such taxable year. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we will qualify as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, our stabilized portfolio consisted of 15 wholly-owned properties, located in eight California submarkets, containing a total of approximately 4.4 million square feet, which we refer to as our portfolio. The following table presents an overview of our portfolio, based on information as of December 31, 2011. Rental data presented in the table below for office properties reflects annualized base rent on leases in place as of December 31, 2011 and does not reflect actual cash rents historically received because such data does not reflect abatements or tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Rental data presented in the table below for media and entertainment properties reflects actual cash base rents, excluding tenant reimbursements, received during the 12 months ended December 31, 2011. Leases at our media and entertainment properties are typically short-term leases of one year or less, and other than the KTLA lease at our Sunset Bronson property, substantially all of the current in-place leases at our media and entertainment properties will expire in 2012 and 2013.

The following table sets forth certain information relating to each of the stabilized office and media and entertainment properties owned as of December 31, 2011.

Property	City	Year Built/ Renovated	Square Feet(1)	Percent Leased(2)	Annualized Base Rent/ Annual Base Rent(3)	Annualized Base Rent/ Annual Base Rent Per Leased Square Foot(4)
OFFICE PROPERTIES
1455 Market	San Francisco	1977	1,012,012	92.1%	$12,597,438	$13.52
Rincon Center	San Francisco	1985	580,850	84.9	18,745,119	38.00
City Plaza	Orange	1969/1999	333,922	77.9	6,326,014	24.31
875 Howard Street	San Francisco	Various	286,270	87.4	4,823,115	19.28
First Financial	Encino (LA)	1986	222,423	84.2	6,299,258	33.62
6922 Hollywood	Hollywood (LA)	1965	205,523	92.1	7,467,130	39.43
10950 Washington	Culver City	Various	158,873	100.0	4,514,061	27.09
222 Kearny Street	San Francisco	Various	148,797	89.0	4,721,108	35.66
625 Second Street	San Francisco	1905	136,906	100.0	5,205,838	38.02
Del Amo Office	Torrence (LA)	1986	113,000	100.0	3,069,070	27.16
Technicolor Building	Hollywood (LA)	2008	114,958	100.0	4,246,778	36.94
Tierrasanta	San Diego	1985	104,234	92.0	1,515,713	15.80
9300 Wilshire Boulevard	Beverly Hills	1965/2001	61,224	93.5	2,383,360	41.63
275 Brannan Street	San Francisco	1906	51,710	—	—	—
604 Arizona	Santa Monica (LA)	1950	44,260	100.0	1,617,172	36.54
Total/Weighted Average Office Properties:			3,574,962	88.6%	$83,531,175	$26.38
MEDIA & ENTERTAINMENT PROPERTIES
Sunset Gower	Hollywood (LA)	Various	544,602	66.6%	$11,203,641	$30.88
Sunset Bronson	Hollywood (LA)	Various	313,723	76.3	9,755,321	40.77
Total/Weighted Average Media & Entertainment Properties:			858,325	70.1%	$20,958,962	$34.81
LAND
Sunset Bronson—Lot A	Hollywood (LA)	N/A	273,913
Sunset Bronson—Redevelopment	Hollywood (LA)	N/A	389,740
Sunset Gower— Redevelopment	Hollywood (LA)	N/A	423,396
City Plaza	Orange	N/A	360,000
Total Land Assets:			1,447,049
Portfolio Total:			5,438,304

(1)
Square footage for office properties and media and entertainment properties has been determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association, or BOMA, rentable area. Square footage may change over time due to remeasurement, releasing, acquisition, or development. On December 16, 2011, we acquired office properties located at 6050 Sunset and 1445 Beechwood totaling 20,761 square feet, which were added to the Sunset Gower property. Those acquisitions are reflected in the square footage for Sunset Gower on a weighted average basis. As of December 31, 2011, the square footage for media and entertainment properties totaled 878,196 square feet, including those acquisitions. Square footage for land assets represents management’s estimate of developable square feet, the majority of which remains subject to entitlement approvals that have not yet been obtained.

(2)
Percent leased for office properties is calculated as (i) square footage under commenced leases as of December 31, 2011, divided by (ii) total square feet, expressed as a percentage. Percent leased for media and entertainment properties is the average percent leased for the 12 months ended December 31, 2011. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(3)
We present rent data for office properties on an annualized basis, and for media and entertainment properties on an annual basis. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2011, by (ii) 12. Annual base rent for media and entertainment properties reflects actual base rent for the 12 months ended December 31, 2011, excluding tenant reimbursements.

(4)
Annualized base rent per leased square foot for the office properties is calculated as (i) annualized base rent divided by (ii) square footage under lease as of December 31, 2011. Annual base rent per leased square foot for the media and entertainment properties is calculated as (i) actual base rent for the 12 months ended December 31, 2011, excluding tenant reimbursements, divided by (ii) average square feet under lease for the 12 months ended December 31, 2011.

Office Portfolio
Our portfolio consists of 15 office properties comprising an aggregate of approximately 3.6 million square feet. As of December 31, 2011, our office properties were approximately 91.0% leased (giving effect to leases signed but not commenced as of that date). All of our office properties are located in prime California submarkets. As of December 31, 2011, the weighted average remaining lease term for our office portfolio was 58 months.
Tenant Diversification of Office Portfolio
Our office portfolio is currently leased to a variety of companies. The following table sets forth information regarding the 10 largest tenants in our office portfolio based on annualized base rent as of December 31, 2011.

Tenant	Property	Lease Expiration(1)	Total Leased Square Feet	Percentage of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent
Bank of America	1455 Market	Various (3)	832,549	23.3%	$9,135,780	10.9%
AIG	Rincon Center	7/31/2017	166,757	4.7	6,894,564	8.3
AT&T	Rincon Center	8/31/2013	155,964	4.4	5,850,333	7.0
Fox Interactive Media, Inc.	625 Second Street	3/31/2017	104,897	2.9	4,384,484	5.2
Technicolor Creative Services USA, Inc.	Technicolor Building	5/31/2020	114,958	3.2	4,246,778	5.1
GSA - U.S. Corps of Engineers	1455 Market Street	2/19/2017	89,995	2.5	3,260,240	3.9
NFL Enterprises	10950 Washington	3/31/2015	104,589	2.9	3,193,160	3.8
Kondaur Capital Corp.	City Plaza	3/31/2013	125,208	3.5	3,095,142	3.7
Saatchi & Saatchi North America, Inc.	Del Amo Office Building	12/31/2019	113,000	3.2	3,069,070	3.7
Trailer Park, Inc.	6922 Hollywood	9/30/2018	72,101	2.0	2,712,987	3.2
Total			1,880,018	52.6%	$45,842,538	54.8%

(1)	The Bank of America, GSA - U.S. Corps of Engineers, and Saatchi & Saatchi North America, Inc. leases are subject to early termination prior to expiration at the option of the tenant.

(2)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) for the month ended December 31, 2011, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

(3)
Bank of America lease early termination rights by square footage: (1) 38,894 square feet at or around September 30, 2012, subject to satisfaction of certain conditions associated with the lease to MTA; (2) 50,948 square feet at December 31, 2012; (3) 197,628 square feet at December 31, 2013; (4) 331,197 square feet at December 31, 2015; and (5) 213,882 square feet at December 31, 2017.

Lease Distribution of Office Portfolio
The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2011.

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Leased Square Feet	Percentage of Office Portfolio Leased Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
2,500 or less	80	39.8%	101,371	3.1%	$3,797,955	4.4%
2,501-10,000	68	33.8	368,356	11.3	12,703,851	14.7
10,001-20,000	12	6.0	163,032	5.0	4,722,704	5.5
20,001-40,000	14	7.0	398,120	12.2	11,597,255	13.4
40,001-100,000	7	3.5	486,745	15.0	11,451,474	13.3
Greater than 100,000	10	5.0	1,628,080	50.0	39,257,935	45.5
Building management use	7	3.5	20,241	0.6	—	—
Uncommenced leases	3	1.5	87,630	2.7	2,787,729	3.2
Office Portfolio Total:	201	100.0%	3,253,575	100.0%	$86,318,903	100.0%
_____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including under uncommenced leases for the month ended December 31, 2011 by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations of Office Portfolio
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2011 plus available space, for each of the ten full calendar years beginning January 1, 2011 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Available	321,387	9.0%	$—	—%	$—
2011	5,781	0.2	223,797	0.3	38.71
2012	244,625	6.8	6,043,271	7.0	24.7
2013	727,942	20.3	17,882,598	20.7	24.57
2014	157,608	4.4	5,134,741	5.9	32.58
2015	477,556	13.4	7,884,147	9.1	16.51
2016	235,298	6.6	6,899,184	8.0	29.32
2017	724,510	20.2	21,499,047	24.9	29.67
2018	133,938	3.7	4,518,623	5.2	33.74
2019	195,869	5.5	5,679,715	6.6	29
2020	211,000	5.9	6,882,126	8.0	32.62
Thereafter	31,577	0.9	883,925	1.0	27.99
Building management use	20,241	0.6	—	—	—
Signed leases not commenced	87,630	2.5	2,787,729	3.2%	31.81
Office Portfolio Total/Weighted Average:	3,574,962	100.0%	$86,318,903	100.0%	$26.53
____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including under uncommenced leases for the month ended December 31, 2011, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

Media and Entertainment Portfolio
Our portfolio of operating properties includes two properties that we consider to be media and entertainment properties, encompassing an aggregate of 878,196 square feet. We define our media and entertainment properties as those properties in our portfolio that are primarily used for the physical production of media content, such as television programs, feature films, commercials, music videos and photographs. These properties generally also feature a traditional office component that is leased to production companies and content providers. For the 12 months ended December 31, 2011, our media and entertainment properties were approximately 70.1% leased. Our media and entertainment properties are located in prime Southern California submarkets.
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
Sunset Gower is a 16.3-acre media and entertainment property located in the heart of Hollywood, four blocks west of the Hollywood (101) Freeway. The property encompasses almost an entire city block, bordered by Sunset Boulevard to the north, Gower Street to the west, Gordon Street to the east and Fountain Avenue to the south. The property, a fixture in the Los Angeles-based entertainment industry since it was built in the 1920s, served as Columbia Pictures’ headquarters through 1972 and is now one of the largest independent media and entertainment properties in the United States. Sunset Gower provides a fully-integrated environment for its media and entertainment-focused tenants within which they can access creative and technical talent for film and television production as well as post-production. Sunset Gower typically serves as home to single-camera television and motion picture production tenants. The property comprises 388,910 square feet of office and support space, along with 12 sound stage facilities totaling 175,560 square feet. In addition, there are 1,450 parking spaces situated in both surface and structured parking lots. Included in the total office square footage are two buildings, known as 6050 Sunset and 1445 Beechwood, that were acquired on December 16, 2011 and that comprise approximately 20,761 square feet. The 1445 Beechwood building is being renovated. For the year ended December 31, 2011, Sunset Gower was approximately 66.6% leased.
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
In addition to Sunset Gower’s existing facilities, the current zoning designation for Sunset Gower, M1-1—Limited Industrial, City of Los Angeles, permits a floor area ratio, or FAR, of 1.5x, which implies a maximum allowable density of 1,022,933 square feet, or an incremental 423,436 square feet above the existing 599,497 floor area ratio, including the Technicolor Building. However, as of December 31, 2011, we had no immediate plans to develop additional facilities on the property.
Sunset Gower Primary Tenants
The following table summarizes information regarding the primary tenants of Sunset Gower for the year ended December 31, 2011:

Tenant	Principal Nature of Business	Lease Expiration	Renewal Options	Total Leased Square Feet(1)	Percentage of Property Square Feet	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)	Percentage of Property Annual Base Rent
Blind Decker Productions (Dexter)	Television/Entertainment	12/31/2012(4)	—	59,721	11.0%	$1,987,569	$33.28	17.7%
Total/Weighted Average:				59,721	11.0%	$1,987,569	$33.28	17.7%

_____________

(1)	Reflects average square feet under lease to such tenant for the year ended December 31, 2011.

(2)	Annual base rent reflects actual base rent for the year ended December 31, 2011, excluding tenant reimbursements.

(3)
Annual base rent per leased square foot is calculated as actual rent for the year ended December 31, 2011, excluding tenant reimbursements, divided by average square feet under lease for the year ended December 31, 2011.

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

Sunset Gower Percent Leased and Base Rent
The following table sets forth the percentage leased, annual base rent per leased square foot and annual net effective base rent per leased square foot for Sunset Gower as of the dates indicated below:

Date	Percent Leased(1)	Annual Base Rent Per Leased Square Foot(2)	Annual Net Effective Base Rent Per Leased Square Foot (3)
December 31, 2011	66.6%	$30.88	$30.98
December 31, 2010	70.9	30.27	30.27
December 31, 2009	68.2	29.83	29.83
December 31, 2008	74.2	27.94	27.94
_____________

(1)
Percent leased is the average percent leased for the year that ended on the dates indicated above. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(2)
Annual base rent per leased square foot is calculated as actual base rent, excluding tenant reimbursements, for the year that ended on the dates indicated above divided by average square feet under lease for the year that ended on the dates indicated above.

(3)
Annual net effective base rent per leased square foot represents (i) actual base rent, excluding tenant reimbursements, for the year that ended on the dates indicated above, calculated on a straight-line basis to amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) the average square feet under lease for the year that ended on the dates indicated above.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A. secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. Sunset Gower was removed from the portfolio of properties that secure our secured revolving credit facility in connection with the closing on this term loan.
Sunset Bronson, Hollywood, California
Sunset Bronson is a 10.6 acre media and entertainment property located in the heart of Hollywood, one block west of the Hollywood (101) Freeway and in close proximity to the Sunset Gower property. The property encompasses a full city block, bordered by Sunset Boulevard to the north, Bronson Avenue to the west, Van Ness Avenue to the east and Fernwood Avenue to the south. The property, which was built in phases from 1924 through 1981, formerly served as Warner Brothers Studios’ headquarters and has been continuously operated as a media and entertainment property since the 1920s. The property includes a Historical-Cultural Monument designation for the Site of the Filming of the First Talking Film (The Jazz Singer) that is specific to the building structure that fronts Sunset Boulevard. Similar to nearby Sunset Gower, Sunset Bronson is a multi-use property with a full complement of production, post-production and support facilities that enable its media and entertainment focused tenants to conduct their business in a collaborative and efficient setting. In contrast to Sunset Gower, which typically serves single-camera television and motion picture productions, Sunset Bronson caters to multi-camera television productions, such as game shows, talk shows or courtroom shows that record in video and require a control room to manage and edit the productions’ multiple cameras. Excluding the KTLA portion of the property, which is described below, Sunset Bronson consists of approximately 86,108 square feet of office and support space and nine sound stage facilities with approximately 137,109 square feet, along with 455 parking spaces. The property has three digital control rooms, one of which has high-definition technology, which allow tenants to edit productions filmed with high-definition cameras. For the year ended December 31, 2011, Sunset Bronson was approximately 76.3% leased.
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
We entered into an amendment to the KTLA lease that extends the lease term through January 31, 2016. Net rents will be approximately $2,707,940 from February 1, 2013 through January 31, 2014, $2,789,178 from February 1, 2014 through January 31, 2015 and $2,872,853 from February 1, 2015 through January 31, 2016.
In addition to Sunset Bronson’s existing facilities, the current zoning designation for Sunset Bronson, M1-1—Limited Industrial, City of Los Angeles, permits a FAR of 1.5x, which implies a maximum allowable density of 689,565 square feet or an incremental 391,836 square feet above the existing 297,729 total FAR, including the KTLA portion of the property.

Sunset Bronson Primary Tenants
The following table summarizes information regarding the primary tenants of Sunset Bronson as of December 31, 2011:

Tenant	Principal Nature of Business	Lease Expiration	Renewal Options	Total Leased Square Feet(1)	Percentage of Property Square Feet	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)	Percentage of Property Annual Base Rent
KTLA	Television/ Entertainment	1/31/2016	—	90,506	28.8%	$3,256,498	$35.98	33.4%
3 Doors Productions	Television/ Entertainment	7/1/2012	—	41,339	13.2	1,475,492	35.69	15.1
Total/Weighted Average:				131,845	42.0%	$4,731,990	$35.89	48.5%
______________

(1)	Reflects average square feet under lease to such tenant for the year ended December 31, 2011.

(2)
Annual base rent reflects actual base rent for the year ended December 31, 2011, excluding tenant reimbursements. As of February 1, 2013, annualized base rent for KTLA will be $2,707,940, subject to annual increases of three percent and abatements of $676,985, $697,294, and $718,213 for 2013, 2014 and 2015, respectively.

(3)
Annual base rent per leased square foot is calculated as actual base rent for the year ended December 31, 2011, excluding tenant reimbursements, divided by average square feet under lease for the year ended December 31, 2011.

Sunset Bronson Percent Leased and Base Rent
The following table sets forth the percentage leased, annual base rent per leased square foot and annual net effective base rent per leased square foot for the Sunset Bronson property as of the dates indicated below:

Date	Percent Leased (1)	Annual Base Rent Per Leased Square Foot (2)	Annual Net Effective Base Rent Per Leased Square Foot (3)
December 31, 2011	76.3%	$40.77	$38.58
December 31, 2010	75.5	40.18	37.97
December 31, 2009	68.5	40.12	38.70
_________________

(1)
Percent leased is the average percent leased for the year that ended on the dates indicated above. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(2)
Annual base rent per leased square foot is calculated as actual base rent, excluding tenant reimbursements, for the year that ended on the dates indicated above divided by average square feet under lease for the year that ended on the dates indicated above.

(3)
Annual net effective base rent per leased square foot represents (i) actual base rent, excluding tenant reimbursements, for the year that ended on the dates indicated above, calculated on a straight-line basis to amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) the average square feet under lease for the year that ended on the dates indicated above.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A. secured by our Sunset Gower and Sunset Bronson media and entertainment campuses.
Sunset Bronson Lot A

In connection with our purchase of Sunset Bronson in 2008, we acquired a 67,381 square foot undeveloped lot located on the northwest corner of Sunset Boulevard and Bronson Avenue. The lot is located two blocks west of the I-101 Freeway, between the Sunset Gower and Sunset Bronson properties. The site is currently used as a surface parking lot and can be developed to include up to 60,855 square feet of retail and office space based on current zoning, with the opportunity to add additional developable square footage through certain municipal land entitlement approvals. We estimate that with further entitlements, we could increase the developable square footage to approximately 273,913 square feet. While we are holding this property for its development potential, we do not currently have any plans for its development.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of March 1, 2012, we had approximately 33,842,620 shares of common stock outstanding, including unvested restricted stock grants. Our common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010. The applicable high and low prices of our common stock from January 1, 2011 through December 31, 2011, as reported by the NYSE, are set forth below for the periods indicated.

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

Quarterly dividend distributions paid on all outstanding classes of common stock to our stockholders during the year ended 2011 are presented below:

Fiscal year 2011	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$15.30	$14.13	$14.70	$0.125
Second quarter	16.07	13.97	15.53	0.125
Third quarter	16.00	11.46	11.63	0.125
Fourth quarter	14.16	10.85	14.16	0.125

The closing share price for our common stock on March 1, 2012, as reported by the New York Stock Exchange, was $15.03. As of March 1, 2012, there were 21 stockholders of record of our common stock.

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

The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the New York Stock Exchange on June 24, 2010 and ending on December 31, 2011. The graph assumes a $100 investment in each of the indices on June 24, 2010 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P Index, and an industry peer group. Our stock price performance shown in the following graph is not indicative of future stock price performance.

		Period Ending
Index	06/23/10	06/30/10	09/30/10	12/31/10	03/31/11	06/30/11	09/30/11	12/31/11
Hudson Pacific Properties, Inc.	100.00	101.47	96.88	89.63	88.31	94.06	71.11	87.40
S&P 500	100.00	94.42	105.08	116.38	123.27	123.40	106.28	118.84
SNL US RE <$500M Implied Cap	100.00	96.11	101.18	113.29	109.94	109.12	86.13	101.81

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
HUDSON PACIFIC PROPERTIES (in thousands, except share, per share, square footage and occupancy data) Year Ended December 31,

	Consolidated		Historical Combined
	2011	2010	2009	2008	2007
Statements of Operations Data:
Revenues
Office
Rental	$75,343	$22,247	$11,046	$8,235	$3,905
Tenant recoveries	22,102	3,115	2,024	1,504	620
Parking and other	7,763	1,141	252	41	—
Total office revenues	105,208	26,503	13,322	9,780	4,525

Media & entertainment
Rental	21,617	$20,931	$19,916	$22,075	$4,215
Tenant recoveries	1,539	1,571	1,792	1,544	58
Other property-related revenue	13,638	11,397	9,427	13,509	2,917
Other	187	238	64	92	7
Total media & entertainment revenues	36,981	$34,137	$31,199	$37,220	$7,197

Total revenues	142,189	$60,640	$44,521	$47,000	$11,722

Operating expenses
Office operating expenses	44,740	$10,212	$6,242	$3,003	$1,182
Media & entertainment operating expenses	22,446	19,815	19,545	23,881	4,899
General and administrative	13,038	4,493	—	—	—
Depreciation and amortization	44,660	15,912	10,908	9,693	3,592
Total operating expenses	124,884	$50,432	$36,695	$36,577	$9,673

Income from operations	17,305	10,208	$7,826	$10,423	$2,049

Other expense (income)
Interest expense	17,480	$8,831	$8,792	$12,029	$6,096
Interest income	(73)	(59)	(19)	(48)	(57)
Unrealized (gain) loss on interest rate contracts	—	(347)	(400)	835	24
Sale of Lot	—	—	—	208	—
Acquisition-related expenses	1,693	4,273	—	—	—
Other expenses	443	192	97	21	—
	19,543	$12,890	$8,470	$13,045	$6,063

Net loss	(2,238)	$(2,682)	$(644)	$(2,622)	$(4,014)
Less: Net income attributable to preferred stock and units	(8,108)	(817)	—	—	—
Less: Net income attributable to restricted shares	(231)	(50)	—	—	—
Less: Net (income) loss attributable to non-controlling interest in consolidated real estate entities	(803)	(119)	29	81	141
Add: Net loss attributable to common units in the Operating Partnership	946	418	—	—	—
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling members’ equity	$(10,434)	$(3,250)	$(615)	$(2,541)	$(3,873)

Per-Share Data:
Net loss attributable to shareholders’ per share—basic and diluted	$(0.35)	$—	—	—	—
Weighted average shares of common stock outstanding—basic and diluted	29,392,920	—	—	—	—

HUDSON PACIFIC PROPERTIES (in thousands, except share, per share, square footage and occupancy data) Year Ended December 31,

Dividends declared per common share	$0.5000	$0.1921	—	—	—

	2011	2010	2009	2008	2007
Balance Sheet Data:
Investment in real estate, net	1,007,175	$837,622	$412,085	$409,192	$237,071
Total assets	1,152,791	1,004,565	448,234	446,037	264,930
Notes payable	399,871	342,060	189,518	185,594	167,531
Total liabilities	451,647	390,232	221,646	224,306	188,483
6.25% Series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475	—	—	—
Redeemable non-controlling interest in consolidated real estate entity	—	40,328	—	—	—
Series B cumulative redeemable preferred stock	87,500	87,500	—	—	—
Members' / stockholders’ equity	537,813	408,346	223,240	218,449	74,654
Non-controlling partnership / members’ interest	63,356	65,684	3,348	3,282	1,793
Total equity	688,669	561,530	226,588	221,731	76,447
Total liabilities and equity	1,152,791	$1,004,565	$448,234	$446,037	$264,930

Other Data
Cash flows from
Operating activities	32,082	7,619	4,538	20,049	(5,433)
Investing activities	(130,604)	(242,156)	(15,457)	(178,526)	(238,903)
Financing activities	63,352	279,718	8,800	163,794	244,832

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A: Risk Factors and the discussion under the captions “—Forward-looking Statements” above and “—Liquidity and Capital Resources” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
Executive Summary
Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2011 our consolidated office portfolio consisted of approximately 3.6 million square feet, and our media and entertainment portfolio consisted of 0.9 million square feet. As of December 31, 2011, our consolidated office portfolio was 91.0% leased (including leases not yet commenced). Our media and entertainment properties were 70.1% leased for the trailing 12-month period ended December 31, 2011.
Current Year Acquisitions, Repositionings and Financings.
Acquisitions. In the third quarter of 2011 we completed three acquisitions, including 604 Arizona, 275 Brannan,and 625 Second Street on July 26, 2011, August 18, 2011 and September 9, 2011, respectively. On November 22, 2011 we acquired 6922 Hollywood Boulevard. On December 16, 2011 we acquired 6050 Sunset and 1445 Beachwood, which together comprise 20,261 square feet of office property ancillary to our Sunset Gower property.
Dispositions. We did not dispose of any properties in 2011.
Repositionings. We generally select a property for repositioning at the time we purchase it. We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to determine the optimal use and tenant mix. A repositioning can consist of a range of improvements to a property, and may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants. Because each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket, the results are varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period. The repositioning process generally occurs over the course of months or even years. Although usually associated with newly-acquired properties, repositioning efforts can also occur at properties we already own; repositioning properties discussed in the context of this paragraph exclude acquisition properties where the plan for improvement is implemented as part of the acquisition. During 2011, we completed our repositioning of our 875 Howard Street property and acquired 275 Brannan for purposes of repositioning.
Financings. On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A. secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson property that was scheduled to mature on April 30, 2011. The remaining proceeds were used to partially pay down our $200.0 million secured credit facility.
On June 1, 2011 we repaid the $14.3 million loan secured by our Tierrasanta property, on September 1, 2011 we repaid the $43.0 million loan secured by our First Financial property, and on December 12, 2011 we repaid the $30.0 million loan secured by our 10950 Washington property.
In connection with our acquisitions of the 625 Second Street and 6922 Hollywood Boulevard properties, we assumed project-level financing of $33.7 million and $42.2 million, respectively, the first of which is scheduled to mature on February 1, 2014 and the second on January 1, 2015.
In connection with the aforementioned loan repayments and our 2011 property acquisitions we drew on our secured revolving credit facility, as follows: $10.0 million on August 31, 2011, $23.0 million on September 1, 2011, $40.0 million on November 22, 2011, $38.0 million on December 5, 2011 and $10.0 million on December 27, 2011, resulting in a total outstanding balance under our secured revolving credit facility was $121.0 million on December 31, 2011. Subsequent to year-end, we completed the financings and public offering described “—Subsequent Events” below and applied proceeds from those to repay indebtedness under its secured revolving credit facility such that there was no outstanding balance under the facility as of the date of this report.
We have no financing maturing in the 2012 calendar year.
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
For periods prior to 2010, we have reclassified certain other property-related revenue and tenant recoveries relating to our media and entertainment properties that had been included as an offset to corresponding operating expenses, such that our media and entertainment rental revenue, other property-related revenue, and tenant recoveries, and our media and entertainment operating expenses reflect the gross revenue and gross expenses, as applicable, without regard to such offset. In addition, for periods prior to 2011, we have reclassified office related parking revenue from tenant recoveries to parking and other. These reclassifications conform the periods prior to 2011 with the current period presentation.
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

From the acquisition of our first property in February 2007 through December 2011, we have acquired or developed properties totaling an aggregate of approximately 4.4 million square feet. We intend to pursue acquisitions of additional properties as a key part of our growth strategy, often including properties that may have substantial vacancy, which enables us to increase cash flow through lease-up. We expect to continue to acquire properties subject to existing mortgage financing and other indebtedness or to incur indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common or series B preferred stock and our common and series A preferred units.

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2011, the percent leased for our office properties was approximately 91.0% (or 88.6%, excluding leases signed but not commenced as of that date), and the percent leased for the media and entertainment properties (based on 12-month trailing average) was approximately 70.1%. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally equal to or modestly below the current average quoted market rate, with the exception of our lease of 94,505 square feet to Burlington Coat Factory at our 875 Howard Street property and our lease of approximately 835,649 square feet to Bank of America at our 1455 Market property, which we believe to be substantially below-market rates. We believe the average rental rates for our media and entertainment properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets

The properties in our portfolio are all located in California submarkets. Positive or negative changes in economic or other conditions in California, including the state budgetary shortfall, employment rates, natural hazards and other factors, may impact our overall performance.

Operating Expenses

Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years are generally passed on to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net lease properties. Certain of our properties have been reassessed for property tax purposes as a result of our initial public offer or their subsequent acquisition and other reassessments remain pending. In the case of completed reassessments, the amount of property taxes we pay reflect the valuations established with the county assessors for the relevant locations of each property as of the initial public offering or their subsequent acquisition. With respect to pending reassessments, we similarly expect the amount of property taxes we pay to reflect the valuations established with such county assessors.

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
Investment in Real Estate Properties
The properties in our portfolio are carried at cost, less accumulated depreciation and amortization. We account for the cost of an acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with GAAP. We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Acquisition-related expenses are expensed in the period incurred.
Impairment of Long-Lived Assets
We assess the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recognize impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. We did not record any impairment charges related to our real estate assets and related intangibles during the years ended December 31, 2011 and 2010.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due for monthly rents and other charges. We maintain an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of our tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on amounts estimated to be recoverable over the term of the lease. At December 31, 2011, management believed that the collectability of straight-line rent balances are reasonably assured; however, a $21 allowance was established against straight-line rent receivables. We evaluate the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and our historical collection experience. We recognize an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. Historical experience has been within management’s expectations.
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
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") commencing with our initial taxable year. We believe that we have operated, and we intend to continue operating, in a manner that will allow us to qualify as a REIT for federal income tax purposes. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we continue to qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.
We have elected to treat one of our subsidiaries as a taxable REIT subsidiary. Certain activities that we may undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a taxable REIT subsidiary. A taxable REIT subsidiary is subject to federal and, where applicable, state income taxes on its net income.
We are subject to the statutory requirements of the state in which we conduct business.

Results of Operations
The following table identifies each of the properties in our portfolio acquired through December 31, 2011 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	544,602
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
City Plaza	8/26/2008	333,922
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	104,234
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny	10/8/2010	148,797
1455 Market	12/16/2010	1,012,012
Rincon Center (1)	12/16/2010	580,850
10950 Washington	12/22/2010	158,873
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	51,710
625 Second Street	9/1/2011	136,906
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
Total		4,454,048

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

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries and other revenue. Total office revenues increased $78.7 million, or 297.0%, to $105.2 million for the year ended December 31, 2011 compared to $26.5 million for the year ended December 31, 2010. The period over period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $53.1 million, or 238.7%, to $75.3 million for the year ended December 31, 2011 compared to $22.2 million for the year ended December 31, 2010. The increase in rental revenue from a year ago was primarily the result of rental revenue from office properties acquired during the third and fourth quarters of 2010 and 2011.

Office Tenant Recoveries. Office tenant recoveries increased $19.0 million, or 609.5%, to $22.1 million for the year ended December 31, 2011 compared to $3.1 million for the year ended December 31, 2010. The increase in tenant recoveries was primarily the result of recoveries from office properties acquired during the third and fourth quarters of 2010 and 2011.

Office Parking and Other Revenue. Parking and other revenue increased $6.6 million, or 580.4%, to $7.8 million for the year ended December 31, 2011 compared to $1.1 million for the year ended December 31, 2010. The increase in parking and other revenue was primarily the result of the parking revenues from offices acquired during the third and fourth quarters of 2010 and 2011 and the early lease termination revenue from a single floor tenant at our City Plaza project.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $2.8 million, or 8.3%, to $37.0 million for the year ended December 31, 2011 compared to $34.1 million for the year ended December 31, 2010. The period over period changes in the items that comprise total media and entertainment revenue are primarily attributable to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties and percentage rent on retail space contained within those properties. Total media and entertainment rental revenue increased $0.7 million, or 3.3%, to $21.6 million for the year ended December 31, 2011 as compared to $20.9 million for the year ended December 31, 2010. The increase in rental revenue was primarily due to improved rental rates at our media and entertainment properties and improved occupancy at our Sunset Bronson property, partially offset by lower occupancy at our Sunset Gower property.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat at $1.5 million for the year ended December 31, 2011 as compared to $1.6 million for the year ended December 31, 2010.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet services). Total other property-related revenue increased $2.2 million, or 19.7%, to $13.6 million for the year ended December 31, 2011 compared to $11.4 million for the year ended December 31, 2010. The increase in other property-related revenue was primarily due to an increase in lighting equipment rental revenue, parking revenue and telecom revenue relating to higher production activity associated with improved tenant concentration at our media and entertainment properties.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased $74.5 million, or 147.6%, to $124.9 million for the year ended December 31, 2011 compared to $50.4 million for the year ended December 31, 2010. Changes in total operating expenses are primarily attributable to the factors discussed below.

Office Operating Expenses. Office operating expenses increased $34.5 million, or 338.1%, to $44.7 million for the year ended December 31, 2011 compared to $10.2 million for the year ended December 31, 2010. The increase in office operating expenses was primarily due to the acquisitions of office properties during the third and fourth quarters of 2010 and

2011, which was partially offset by certain property tax reassessment savings, mostly associated with our City Plaza property.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $2.6 million, or 13.3%, to $22.4 million for the year ended December 31, 2011 compared to $19.8 million for the year ended December 31, 2010. The increase in operating expenses was due to an increase in other property-related expenses, primarily lighting and other equipment rental expenses, resulting from higher production activity at our media and entertainment properties. The operating expenses for the year ended December 31, 2010 also reflects $1.1 million of property tax reassessment savings that did not recur in 2011.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. Since the IPO, 2010 private placement and formation transactions did not occur until June 29, 2010, the year ended December 31, 2010 only includes general and administrative expenses for corporate-level operations beginning June 29, 2010 and thereafter. We incurred $13.0 million of general and administration expenses for our corporate-level operations for the year ended December 31, 2011 compared to $4.5 million of expenses for our corporate-level operations over the period commencing on June 29, 2010 and ending December 31, 2010.

Depreciation and Amortization. Depreciation expense increased $28.7 million, or 180.7%, to $44.7 million for year ended December 31, 2011 compared to $15.9 million for the year ended December 31, 2010. The increase was primarily due to the depreciation associated with the acquisitions of office properties acquired during the third and fourth quarters of 2010 and 2011.

Other Expense (Income)

Interest Expense. Interest expense increased $8.6 million, or 97.9%, to $17.5 million for the year ended December 31, 2011 compared to $8.8 million for the year ended December 31, 2010. The increase was primarily due to the increased indebtedness associated with the acquisitions of office properties during the third and fourth quarters of 2010 and 2011.

Unrealized Gain on Interest Rate Contracts. Unrealized gain on interest rate contracts decreased by $0.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as a result of the expiration of an interest rate contract that was not accounted for as an effective cash flow hedge.

Acquisition-Related Expenses. Acquisition-related expenses decreased $2.6 million, or 60.4%, to $1.7 million for year ended December 31, 2011 compared to $4.3 million for the year ended December 31, 2010. The decrease was a result of lower acquisition activity for the year ended December 31, 2011 compared to the acquisition activity during 2010 that included our IPO and the related formation transactions.

Net Loss

Net loss for the year ended December 31, 2011 was $2.2 million compared to net loss of $2.7 million for the year ended December 31, 2010. The decrease in net loss was primarily due to higher office and media and entertainment revenues and lower acquisition-related expenses, partially offset by higher operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, and higher interest expenses, all as described above.
Comparison of year ended December 31, 2010 to year ended December 31, 2009
Revenue
Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries and other revenue. Total office revenues increased by $13.2 million, or 98.9%, to $26.5 million for the year ended December 31, 2010 compared to $13.3 million for the year ended December 31, 2009. The period over period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.
Office Rental Revenue. Office rental revenue includes rental revenues from our office properties, percentage rent on retail space contained within those properties and lease termination income. Total office rental revenue increased by $11.2 million, or 101.4%, to $22.2 million for the year ended December 31, 2010 compared to $11.0 million for the year ended December 31, 2009. The increase in rental revenues was primarily due to the acquisitions of the Tierrasanta, First Financial, Del Amo Office, 9300 Wilshire Boulevard, 222 Kearny Street, 1455 Market, Rincon Center joint venture and 10950

Washington office properties, together with an increase in average occupancy year-over-year for our City Plaza and 875 Howard Street office properties.
Office Tenant Recoveries. Office tenant recoveries increased by $1.1 million, or 53.9%, to $3.1 million for the year ended December 31, 2010 compared to $2.0 million for the year ended December 31, 2009. The increase in tenant recoveries was primarily due to the acquisitions of Tierrasanta, First Financial, Del Amo Office, 9300 Wilshire Boulevard, 222 Kearny Street, 1455 Market, Rincon Center joint venture and 10950 Washington office properties, together with an increase in average occupancy year-over-year for our City Plaza and 875 Howard Street office properties.
Office Parking and Other Revenue. Parking and other revenue increased by $0.9 million or 352.8% to $1.1 million for the year ended December 31, 2010 compared to $0.3 million for the year ended December 31, 2009. The increase in parking and other revenue was primarily due to the acquisitions of Tierrasanta, First Financial, Del Amo Office, 9300 Wilshire Boulevard, 222 Kearny Street, 1455 Market, Rincon Center joint venture and 10950 Washington office properties, together with an increase in average occupancy year-over-year for our City Plaza and 875 Howard Street office properties.
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
Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties and lease termination income. Total media and entertainment rental revenue increased $1.0 million, or 5.1%, to $20.9 million for the year ended December 31, 2010 compared to $19.9 million for the year ended December 31, 2009. The increase in rental revenue was primarily due to an increase in average occupancy year over year at our media and entertainment campuses.
Media & Entertainment Tenant Recoveries. Media and entertainment tenant recoveries remained relatively flat at $1.6 million for the year ended December 31, 2010 compared to $1.8 million for the year ended December 31, 2009.
Media & Entertainment Other Property-Related Revenue. Media and entertainment other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet services). Total other property-related revenue decreased $2.0 million, or 20.9%, to $11.4 million for the year ended December 31, 2010 compared to $9.4 million for the year ended December 31, 2009. The increase in other property-related revenue was primarily due to an increase in lighting equipment rental revenue, parking revenue and telecommunications revenue relating to higher production activity at our media and entertainment campuses.
Operating Expenses
Total Operating Expenses. Total operating expenses consist of office and media and entertainment operating expenses, as well as general and administrative expenses, and depreciation and amortization. Total operating expenses increased by $13.7 million, or 37.4%, to $50.4 million for the year ended December 31, 2010 compared to $36.7 million for the year ended December 31, 2009. Changes in total operating expenses are primarily attributable to the factors discussed below.
Office Operating Expenses. Office operating expenses increased by $4.0 million, or 63.6%, to $10.2 million for the year ended December 31, 2010 compared to $6.2 million for the year ended December 31, 2009. The increase was primarily due to the acquisitions of Tierrasanta, First Financial, Del Amo Office, 9300 Wilshire Boulevard, 222 Kearny Street, 1455 Market, Rincon Center joint venture and 10950 Washington office properties, together with an increase in average occupancy year-over-year for our City Plaza and 875 Howard Street office properties.
Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased by $0.3 million, or 1.4%, to $19.8 million for the year ended December 31, 2010 compared to $19.5 million for the year ended December 31, 2009. The increase in operating expenses was due to an increase in other property-related expenses, primarily lighting and other equipment rental expenses resulting from higher production activity at our media and entertainment properties. The increase was partially offset by a $1.1 million property tax reassessment savings received in October 2010.

General and Administrative Expenses. General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. Since our initial public offering and formation transactions did not occur until June 29, 2010, the year ended December 31, 2009 does not include general and administrative expenses for corporate-level operations. Subsequent to our initial public offering, we incurred $4.5 million of general and administration expenses for our corporate-level operations for the year ended December 31, 2010.
Depreciation and Amortization. Depreciation and amortization expense increased $5.0 million, or 45.9%, to $15.9 million for the year ended December 31, 2010 compared to $10.9 million for the year ended December 31, 2009. The increase was primarily due to the acquisitions of the Tierrasanta, First Financial, Del Amo, 9300 Wilshire Boulevard, 222 Kearny Street, 1455 Market, Rincon Center joint venture and 10950 Washington office properties, together with an increase in average occupancy year-over-year for our City Plaza property and the completion of the renovation of our 875 Howard Street office property.
Other Expense (Income)
Interest Expense. Interest expense remained flat at $8.8 million for the year ended December 31, 2010 compared to $8.8 million for the year ended December 31, 2009. The results reflect higher interest expense associated with loans assumed in connection with our acquisition of the Tierrasanta, First Financial, Rincon Center joint venture and 10950 Washington office properties and draws on our secured revolving credit facility, offset by the repayment of indebtedness in connection with our initial public offering, private placement and formation transactions on June 29, 2010.

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
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $13.7 million of cash and cash equivalents at December 31, 2011. In addition, the lead arrangers for our secured revolving credit facility have secured commitments that will allow borrowings of up to $200.0 million. As of December 31, 2011, we had total borrowing capacity of approximately $159.9 million on our secured credit facility, of which $121.0 million had been drawn.
On January 19, 2012, we closed a ten-year term loan totaling $43.0 million with PNC Bank, National Association secured by the First Financial Plaza property. On January 23, 2012 we closed the public offering of 2,300,000 shares of our 8.375% series B cumulative preferred stock with a liquidation preference of $25.00 per share. On February 11, 2012, we closed a 10-year term loan totaling $30.0 million with Cantor Commercial Real Estate Lending, L.P., secured by our 10950 Washington property. We used $40.0 million of proceeds from the First Financial Plaza financing, $56.0 million of proceeds from the series B preferred stock offering and $25.0 million of proceeds from the 10950 Washington financing, to fully pay down our $200.0 million secured credit facility. As a result, as of the filing of this report we have capacity of approximately $159.9 million on our secured credit facility, none of which has been drawn. We intend to use the secured revolving credit facility, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
Based on the closing price of our common stock of $15.03 as of March 1, 2012, our ratio of debt to total market capitalization was approximately 36.3% (counting series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units, plus the liquidation preference of outstanding series B preferred stock, plus the book value of our total consolidated indebtedness.
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
Consolidated Indebtedness

Senior Secured Revolving Credit Facility

In conjunction with our initial public offering and formation transactions, we entered into a $200.0 million secured revolving credit facility with a group of lenders for which an affiliate of Barclays Capital Inc. acts as administrative agent and joint lead arranger and affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated act as syndication agent and joint lead arranger. Until it was amended on April 4, 2011, the credit facility bore interest at a rate per annum equal to LIBOR plus 325 basis points to 400 basis points, depending on our leverage ratio, subject to a LIBOR floor of 1.50%. On April 4, 2011, we amended this facility as described below.
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

At December 31, 2011, we are in compliance with these covenants. As of December 31, 2011, we had total borrowing capacity of approximately $159.9 million on our secured credit facility, of which $121.0 million had been drawn.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2011 with respect to our outstanding indebtedness.

Debt	Outstanding Indebtedness	Interest Rate(1)	Annual Debt Service (in thousands)	Maturity Date	Balance at Maturity (in thousands)
Secured Revolving Credit Facility	$121,000	LIBOR+2.50% to 3.25%	$—	6/29/2013	$—
Mortgage loan secured by 625 Second Street (2)	33,700	5.85%	1,999	2/1/2014	33,700
Mortgage loan secured by 6922 Hollywood Boulevard (3)	42,174	5.58%	3,230	1/1/2015	39,422
Mortgage loan secured by Sunset Gower/Sunset Bronson (4)	92,000	LIBOR+3.50%	—	2/11/2016	89,681
Mortgage loan secured by Rincon Center	109,032	5.13%	7,195	5/1/2018	97,673
Subtotal	$397,906
Unamortized Loan Premium, net (5)	1,965
Total	$399,871

__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

(4)
On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson property that was scheduled to mature on April 30, 2011. $37.0 million of the loan was subject to an interest rate contract which swapped one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016.

(5)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with the 625 Second Street and 6922 Hollywood Boulevard properties.

Contractual Obligations
The following table provides information with respect to our commitments at December 31, 2011, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extensions.

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on mortgage loans(1)	$397,906,000	$2,394,140	$203,775,107	$191,736,753	$—
Interest payments(1)(2)	65,048,962	17,112,221	34,521,596	13,415,145	—
Operating leases	413,258	187,637	225,621	—	—
Tenant-related commitments	10,447,905	10,447,905	—	—	—
Ground leases(3)	51,774,188	1,231,201	3,693,603	3,693,603	43,155,781
Total:	$525,590,313	$31,373,104	$242,215,927	$208,845,501	$43,155,781

(1)
As of December 31, 2011, we had drawn approximately $121.0 million under our secured revolving credit facility. Subsequent to December 31, 2011, we repaid approximately $121.0 million of our secured credit facility.

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

(3)
Reflects current annual base rents of $181,200, $1, $975,000 and $75,000 under the Sunset Gower, Del Amo Office, 222 Kearny Street and 9300 Wilshire ground leases, expiring March 31, 2060, June 30, 2049, June 14, 2054 and August 14, 2032, respectively. Assumes Sunset Gower and 222 Kearny ground rent is fixed at the current rent, although such ground rent is subject to periodic adjustments.

Off Balance Sheet Arrangements
At December 31, 2011, we did not have any off-balance sheet arrangements.

Cash Flows
Cash and cash equivalents were $13.7 million and $48.9 million at December 31, 2011 and 2010, respectively.
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $24.5 million to $32.1 million for 2011compared to $7.6 million for 2010. The increase is primarily due to the acquisition of certain ownership interests in properties contributed in connection with our initial public offering and related formation transactions and the purchase of nine properties subsequent to our initial public offering which increased operating cash flow and partially offset by an increase in restricted cash at our Sunset Bronson/Sunset Gower and Rincon properties resulting from restricted cash requirements as a result of the financing completed in 2011.
Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities decreased 2010 to $130.6 million for 2011 compared to $242.2 million for 2010. The decrease was primarily due to a decrease in investments in real estate, chiefly as a result of the purchase of certain ownership interests in properties contributed in connection with our IPO and related formation transactions and purchase of six properties subsequent to the IPO offset by a purchase of four properties in 2011.
    Our net cash related to financing activities is generally impacted by our borrowings, capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests. Net cash flows from financing activities amounted to net proceeds of cash for 2011 totaling $63.4 million compared to a net proceeds of cash for 2010 totaling $279.7 million. The decrease was due to the proceeds from the issuance of common stock in connection with our IPO and private placement which was partially offset by the repayment of certain indebtedness in connection with the related formation transactions which occurred during 2010 offset by the issuance of common stock and private placement and the net loan and line of credit repayments and cash distributions to our common and preferred unit and share holders which occurred during 2011.

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

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan was subject to an interest rate contract which swapped one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016.

As of December 31, 2011, we had drawn a total of $121.0 million under our secured credit facility, which facility is not subject to an interest rate hedge. Therefore, with respect to the combined $92.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties and $121.0 million outstanding balance on our secured facility as of December 31, 2011, if one-month LIBOR as of December 31, 2011 was to increase by 100 basis points, or 1.0%, the resulting increase in interest expense would impact our future earnings and cash flows by $2.1 million.

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

As of December 31, 2011, our total outstanding debt was approximately $397.9 million (before unamortized loan premium), which was comprised of a $121.0 million line of credit not mitigated by interest rate contracts, $92.0 million of variable rate secured mortgage loans subject to the interest rate agreements described above and $184.9 million (before unamortized loan premium) of fixed rate secured mortgage loans. As of December 31, 2011, the fair value of our fixed rate secured mortgage loans, including the indebtedness on the Sunset Bronson property, was approximately $404.1 million.

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
Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.
Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.

Item 9B.  Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2012. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

Item 11.    Executive Compensation
The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2012.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2012.

Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in June 2012.

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

(3)  Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.(2)
3.2	Amended and Restated Bylaws of Hudson Pacific Properties, Inc.(2)
3.3	Form of Articles Supplementary of Hudson Pacific Properties, Inc.(9)
3.4	Articles Supplementary.(17)
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.(5)
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.(9)
10.1	Form of Second Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.(9)
10.2	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.(8)
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.(8)
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Howard S. Stern.(8)
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.(8)
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.(8)
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.(8)
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.(8)
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark Burnett.(8)
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.(8)
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.(8)
10.12	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.(8)
10.13	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.(8)
10.14	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.(8)
10.15	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(5) *
10.16	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(5) *
10.17	Hudson Pacific Properties, Inc. Director Stock Plan.(9) *
10.18	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(2) *
10.19	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Howard S. Stern.(2) *
10.20	Employment Agreement, dated as of May 14, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(4) *
10.21	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(2) *
10.22	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and Dale Shimoda.(2) *
10.23	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)

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
10.50
First Amendment to Credit Agreement among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as successor in interest to Banc of America Securities LLC), as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, as Administrative Agent, and the other lenders party thereto, dated December 10, 2010.(13)

10.51
Second Amendment to Credit Agreement among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as successor in interest to Banc of America Securities LLC), as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, as Administrative Agent, and the other lenders party thereto, dated April 4, 2011.(14)

10.52
First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011.(11)

10.53
Subscription Amendment by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated April 26, 2011.(15)

10.54	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.(11)
10.55	Indemnification Agreement, dated October 1, 2011, by and between Hudson Pacific Properties, Inc. and Patrick Whitesell.
10.56	2012 Outperformance Award Agreement.(16)*
12.1	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2011, 2010, 2009 and 2008.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(17)
101.1
The following materials from Hudson Pacific Properties' Financial information for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 5, 2012.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
*	Denotes a management contract or compensatory plan or arrangement.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

March 14, 2012	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2012
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Financial Officer (Principal Financial Officer)	March 14, 2012
Mark T. Lammas
/S/ HOWARD S. STERN	President and Director	March 14, 2012
Howard S. Stern
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2012
Harout K. Diramerian
/S/ RICHARD B. FRIED	Director	March 14, 2012
Richard B. Fried
/S/ THEODORE R. ANTENUCCI	Director	March 14, 2012
Theodore R. Antenucci
/S/ JONATHAN M. GLASER	Director	March 14, 2012
Jonathan M. Glaser
/S/ MARK D. LINEHAN	Director	March 14, 2012
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	March 14, 2012
Robert M. Moran, Jr.
/S/ BARRY A. PORTER	Director	March 14, 2012
Barry A. Porter
/S/ PATRICK WHITESELL	Director	March 14, 2012
Patrick Whitesell

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F- 2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer

/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited Hudson Pacific Properties, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hudson Pacific Properties, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hudson Pacific Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Pacific Properties, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California
March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited the accompanying consolidated balance sheets, as of December 31, 2011 and 2010, of Hudson Pacific Properties, Inc. (the “Company”), and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Exhibit 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position at December 31, 2011 and 2010, of the Company, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Pacific Properties, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California
March 14, 2012

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
REAL ESTATE ASSETS
Land	$368,608	$329,231
Building and improvements	601,812	468,711
Tenant improvements	69,021	47,478
Furniture and fixtures	11,536	11,411
Property under development	9,527	7,904
Total real estate held for investment	1,060,504	864,735
Accumulated depreciation and amortization	(53,329)	(27,113)
Investment in real estate, net	1,007,175	837,622
Cash and cash equivalents	13,705	48,875
Restricted cash	9,521	4,121
Accounts receivable, net	8,963	4,478
Straight-line rent receivables	10,801	6,703
Deferred leasing costs and lease intangibles, net	84,131	86,385
Deferred finance costs, net	5,079	3,211
Interest rate contracts	164	—
Goodwill	8,754	8,754
Prepaid expenses and other assets	4,498	4,416
TOTAL ASSETS	$1,152,791	1,004,565
LIABILITIES AND EQUITY
Notes payable	$399,871	$342,060
Accounts payable and accrued liabilities	12,469	11,507
Below-market leases	22,861	20,983
Security deposits	5,651	5,052
Prepaid rent	10,795	10,559
Interest rate contracts	—	71
TOTAL LIABILITIES	451,647	390,232
6.25% series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475
Redeemable non-controlling interest in consolidated real estate entity	—	40,328
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 3,500,000 shares outstanding at December 31, 2011 and December 31, 2010, respectively	87,500	87,500
Common Stock, $0.01 par value 490,000,000 authorized, 33,840,854 outstanding at December 31, 2011 and 22,436,950 outstanding at December 31, 2010, respectively	338	224
Additional paid-in capital	552,043	411,598
Accumulated other comprehensive (deficit) income	(883)	6
Accumulated deficit	(13,685)	(3,482)
Total Hudson Pacific Properties, Inc. stockholders’ equity	625,313	495,846
Non-controlling common units in the Operating Partnership	63,356	65,684
TOTAL EQUITY	688,669	561,530
TOTAL LIABILITIES AND EQUITY	$1,152,791	1,004,565
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2011	2010	2009
Revenues
Office
Rental	$75,343	$22,247	$11,046
Tenant recoveries	22,102	3,115	2,024
Parking and other	7,763	1,141	252
Total office revenues	105,208	26,503	13,322
Media & entertainment
Rental	21,617	20,931	19,916
Tenant recoveries	1,539	1,571	1,792
Other property-related revenue	13,638	11,397	9,427
Other	187	238	64
Total media & entertainment revenues	36,981	34,137	31,199
Total revenues	142,189	60,640	44,521
Operating expenses
Office operating expenses	44,740	10,212	6,242
Media & entertainment operating expenses	22,446	19,815	19,545
General and administrative	13,038	4,493	—
Depreciation and amortization	44,660	15,912	10,908
Total operating expenses	124,884	50,432	36,695
Income from operations	17,305	10,208	7,826
Other expense (income)
Interest expense	17,480	8,831	8,792
Interest income	(73)	(59)	(19)
Unrealized gain on interest rate contracts	—	(347)	(400)
Acquisition-related expenses	1,693	4,273	—
Other expenses	443	192	97
	19,543	12,890	8,470
Net loss	(2,238)	(2,682)	(644)
Less: Net income attributable to preferred stock and units	(8,108)	(817)	—
Less: Net income attributable to restricted shares	(231)	(50)	—
Less: Net (income) loss attributable to non-controlling interest in consolidated real estate entities	(803)	(119)	29
Add: Net loss attributable to common units in the Operating Partnership	946	418	—
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling members’ equity	$(10,434)	$(3,250)	$(615)
Net loss attributable to common shareholders’ per share - basic and diluted	$(0.35)
Weighted average shares of common stock outstanding - basic and diluted	29,392,920
Dividends declared per common share	$0.5000	$0.1921
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Hudson Pacific Properties Inc., Stockholders' Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comp Income	Members’ Real Estate Equity	Non-controlling Interests – Unitholders in the Operating Partnership Units	Non-controlling Interest - Members in Consolidated Entities	Total
Balance January 1, 2009	—	$—	$—	$—	$—	$—	$218,449	$—	$3,282	$221,731
Contributions							6,390		111	6,501
Distributions							(984)		(16)	(1,000)
Net loss							(615)		(29)	(644)
Balance, December 31, 2009	—	$—	$—	$—	$—	$—	$223,240	$—	$3,348	$226,588
Contributions							4,122			4,122
Distributions							(1,703)			(1,703)
Proceeds from sale of common stock, net of underwriters discount	14,720,000	147		232,574						232,721
Proceeds from private placement	1,176,471	12		19,988						20,000
Issuance of restricted stock	490,442	4		(4)						—
Shares repurchased				(1)						(1)
Issuance of Series B Cumulative Redeemable Preferred Stock			87,500							87,500
Issuance of Common units for acquisition of properties								12,019		12,019
Transaction related costs				(11,241)						(11,241)
Declared Dividend			(427)	(4,271)				(502)		(5,200)
Amortization of stock based compensation				765						765
Acquisition of non-controlling member’s interest									(828)	(828)
Net income (loss)			427		(3,482)		283	(418)	(29)	(3,219)
Cash Flow Hedge Adjustment						6		1		7
Comprehensive Loss										(3,212)
Exchange of Members' equity for common stock and units	6,050,037	61		173,788			(225,942)	54,584	(2,491)	—
Balance, December 31, 2010	22,436,950	$224	$87,500	$411,598	$(3,482)	$6	$—	$65,684	$—	$561,530
Distributions				(432)						(432)
Proceeds from sale of common stock, net of underwriters discount	7,992,500	80		110,928						111,008
Proceed from private placement	3,125,000	31		45,657						45,688
Issuance of restricted stock	316,092	4		(4)						—
Forfeiture of restricted stock	(7,535)									—
Shares repurchased	(22,153)	(1)		(303)						(304)
Common stock issuance transaction costs				(2,061)						(2,061)
Series B stock issuance transaction costs				(600)						(600)
Declared Dividend			(7,328)	(15,400)				(1,304)		(24,032)
Amortization of stock based compensation				2,660						2,660
Net income (loss)			7,328		(10,203)			(946)		(3,821)
Cash Flow Hedge Adjustment						(889)		(78)		(967)
Comprehensive Loss										(4,788)
Balance, December 31, 2011	33,840,854	338	87,500	552,043	(13,685)	(883)	—	63,356	—	688,669

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,238)	$(2,682)	$(644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,660	15,912	10,908
Amortization of deferred financing costs and loan premium, net	1,014	1,328	1,549
Amortization of stock based compensation	2,660	765	—
Straight-line rent receivables	(4,098)	(3,768)	(1,356)
Amortization of above-market leases	3,312	1,119	672
Amortization of below-market leases	(3,961)	(1,186)	(1,096)
Amortization of lease incentive costs	407	135	—
Bad debt expense	946	36	191
Amortization of ground lease	266	63	—
Unrealized gain on interest rate contract	—	(347)	(399)
Other non-cash losses	—	—	75
Loss on sale of asset	—	—	33
Change in operating assets and liabilities:
Restricted cash	(5,400)	1,571	746
Accounts receivable	(5,431)	(3,817)	(236)
Deferred leasing costs and lease intangibles	(4,188)	(1,309)	(5,032)
Prepaid expenses and other assets	(361)	(137)	—
Accounts payable and accrued liabilities	3,659	626	1,058
Security deposits	599	907	1,123
Prepaid rent	236	(1,597)	(3,054)
Net cash provided by operating activities	32,082	7,619	4,538
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(16,385)	(11,629)	(15,457)
Property acquisitions	(114,219)	(230,527)	—
Net cash used in investing activities	(130,604)	(242,156)	(15,457)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	365,500	116,385	3,924
Payments of notes payable	(384,958)	(157,786)	—
Proceeds from issuance of common stock	111,008	232,720	—
Proceeds from private placement of common stock	45,688	20,000	—
Proceeds from issuance of Series B cumulative redeemable preferred stock	—	87,500	—
Series B stock issuance transaction costs	(600)	(11,241)	—
Common stock issuance transaction costs	(2,061)	—	—
Dividends paid to common stock and unit holders	(16,704)	(4,773)	—
Dividends paid to preferred stock and unit holders	(8,108)	(816)	—
Contributions by members	—	4,122	6,501
Distribution to members	(432)	(1,703)	(1,000)
Acquisition of non-controlling interest in consolidated real estate entity	(41,131)	(828)	—
Payment of loan costs	(4,850)	(3,862)	(625)
Net cash provided by financing activities	63,352	279,718	8,800
Net (decrease) increase in cash and cash equivalents	(35,170)	45,181	(2,119)
Cash and cash equivalents-beginning of period	48,875	3,694	5,813
Cash and cash equivalents-end of period	$13,705	$48,875	$3,694
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$16,644	$7,870	$9,745
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for investment in property	$1,701	$3,477	$5,692
Non cash share repurchase	$304	$—	$—
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

As indicated above, because the IPO and related formation transactions did not occur until shortly before June 30, 2010, the results of operations for the entities acquired in connection with the IPO and related formation transactions are only included in certain historical financial statements. More particularly, the results of operations discussed below for the twelve months ended December 31, 2010 reflect the operations of the (a) three office properties and two media and entertainment properties owned by HFOP City Plaza, LLC, Sunset Bronson Entertainment Properties, LLC, SGS Realty II, LLC, and Howard Street Associates LLC, as applicable (the “Predecessor Properties”), and (b) two office properties and certain management contracts owned by Glenborough Tierrasanta, LLC, GLB Encino, LLC and Hudson Capital, LLC, as applicable, which were acquired on June 29, 2010 (the “IPO Acquisitions”). The results of operations for the twelve months ended December 31, 2010, reflect the operations of the Predecessor Properties for that entire period, and the results of operations for the IPO Acquisitions from the date of their acquisition. The results of operations for properties acquired after the IPO are similarly included in our consolidated statements of operations from the date of each such acquisition.

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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred on June 29, 2010, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of December 31, 2011, we owned a portfolio of 15 office properties and two media and entertainment properties. All of these properties are located in California.

2. Summary of Significant Accounting Policies

Basis of Presentation

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated. The real estate entities included in the accompanying consolidated financial statements have been consolidated on the basis that, for the periods prior to the completion of our IPO, such entities were under common control and are therefore reported at the historical cost of the predecessor entities.

For periods prior to 2010, we have reclassified certain other property-related revenue and tenant recoveries relating to our media and entertainment properties that had been included as an offset to corresponding operating expenses, such that our media and entertainment rental revenue, other property-related revenue, and tenant recoveries, and our media and entertainment operating expenses reflect the gross revenue and gross expenses, as applicable, without regard to such offset. In addition, for periods prior to 2011, we have reclassified office related parking revenue from tenant recoveries to parking and other. These reclassifications conform the periods prior to 2011 with the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its accrued liabilities, and its qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Investment in Real Estate Properties

The properties are carried at cost less accumulated depreciation and amortization. The Company accounts for the cost of an acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangible assets and liabilities based on their estimated fair values in accordance with GAAP. The Company assesses fair value based on estimated cash flow projections that utilize discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

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

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

identified as held for sale. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if any. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term and bargain renewal periods, if any.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the twelve months ended December 31, 2011 and 2010. There were no properties held for sale at December 31, 2011 or 2010.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Our goodwill balance as of December 31, 2011 is $8,754. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments have been noted for the twelve months ended December 31, 2011 and 2010.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At December 31, 2011, management believed that the collectability of straight-line rent balances are reasonably assured; however, a $21 allowance was established against straight-line rent receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $925 of bad debt expense for the year ended December 31, 2011

Revenue Recognition

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

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

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

The Company held one interest rate contract as of December 31, 2011, which has been accounted for as cash flow hedges as more fully described in footnote 6 below. The Company held one interest rate swap at December 31, 2010, which had been accounted for as a cash flow hedge as more fully described in footnote 6 below.

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
(In thousands, except square footage and share data)

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

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2011, the Company has not established a liability for uncertain tax positions.

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
(In thousands, except square footage and share data)

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

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This update provides amendments to the ASC for the fair value measurement of liabilities. In circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets, or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. These amendments to the ASC are effective upon issuance and did not have a significant impact on the Company's financial statements.

The Company’s interest rate contract agreements are classified as Level 2 and their fair value is derived from estimated values obtained from observable market data for similar instruments.

Unrealized losses associated with Level 2 assets were $1.0 million for the twelve months ended December 31, 2011. Unrealized gains associated with Level 2 liabilities were $71 for the twelve months ended December 31, 2011. The unrealized losses and gains associated with Level 2 assets for the twelve months ended December 31, 2011 relate to interest rate contracts that have been accounted for as a cash flow hedges, therefore changes in the fair value of those derivatives are recognized in other comprehensive income, which is a component of equity.

Unrealized gains associated with Level 2 liabilities were $353 for the twelve months ended December 31, 2010. The unrealized gains associated with Level 2 liabilities for the twelve months ended December 31, 2010 relate to an interest rate collar which expired on June 1, 2010 and an interest rate swap purchased on June 29, 2010. The interest rate collar was not designated as a hedging instrument for accounting purposes, therefore the gains associated with that Level 2 liability of $7 for the twelve months ended December 31, 2010 are recognized in other comprehensive income, which is a component of equity. The interest rate swap was designated as a cash flow hedge, therefore the gains of $347 for the twelve months ended December 31, 2010 are recognized in unrealized gain on interest rate contracts in the statement of operations.

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are expected to not have any material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." This guidance clarifies that the disclosure of supplementary proforma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary proforma information by requiring a description of the nature and amount of material, non-recurring proforma adjustments that are directly attributable to the business combinations. The adoption of this ASU did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company means the first quarter of 2012. The Company does not believe the adoption of this guidance will have a material effect on its financial position or results of operations as it only affects presentation.

In September 2011, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be the Company's fiscal year 2012, with early adoption permitted. The Company has adopted the guidance and it did not have a material impact on the Company's consolidated financial statements.

3. Investment in Real Estate

A summary of the activity of our investment in real estate is as follows:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment in real estate
Beginning balance	$864,735	$428,414	$418,002
Acquisitions	181,926	421,262	—
Improvements, capitalized costs	14,354	15,059	10,488
Disposal	(511)	—	—
Cost of property sold	—	—	(76)
Ending Balance	$1,060,504	$864,735	$428,414
Accumulated depreciation
Beginning balance	$(27,113)	$(16,329)	$(8,810)
Additions	(26,727)	(10,784)	(7,532)
Deletions	511	—	13
Ending Balance	$(53,329)	$(27,113)	$(16,329)
We acquired GLB Encino, LLC, Glenborough Tierrasanta, LLC, and Hudson Capital, LLC as part of the formation transactions in connection with our IPO for approximately $89.0 million. The results of operations for each of the acquired entities are included in our consolidated statements of operations beginning June 29, 2010. The following table represents our purchase price accounting for these acquisitions.

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

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
Accounting of consideration paid
Investment in real estate, net	$72,978	$255	$73,233
Lease intangibles, net	6,570	—	6,570
Goodwill	—	8,754	8,754
Leasing costs	1,940		1,940
Fair market favorable debt value	280		280
Below-market leases	(1,062)		(1,062)
Cash	—	23	23
Other liabilities assumed, net	(712)	(32)	(744)
Total consideration paid	$79,994	$9,000	$88,994

During 2010, we acquired the Del Amo Office property, the 9300 Wilshire Boulevard office building, the 222 Kearny Street property, the Rincon Center joint venture interest, the 1455 Market property and the 10950 Washington Boulevard property. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for these acquisitions.

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
Accounting of consideration paid
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

During 2011, we acquired the 604 Arizona property, the 275 Brannan property and the 625 Second street property. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for these acquisitions.

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

	604 Arizona	275 Brannan	625 Second Street	6922 Hollywood Boulevard	6050 Ocean Way & 1445 N. Beachwood
Date of Acquisition	July 26, 2011	August 19, 2011	September 1, 2011	November 22, 2011	December 12, 2011	Total
Consideration paid
Cash consideration	$21,373	$12,370	$23,419	$50,555	$6,502	$114,219
Debt Assumed	—	—	33,700	42,247	—	75,947
Total consideration	$21,373	$12,370	$57,119	$92,802	$6,502	$190,166
Accounting of consideration paid
Investment in real estate, net	20,366	12,250	53,394	88,999	6,916	181,925
Above-market leases	—	—	465	2,571	—	3,036
Leases in-place	1,121	—	2,799	4,767	—	8,687
Other lease intangibles	117	—	1,286	2,028	—	3,431
Fair market unfavorable debt value	—	—	(490)	(1,600)	—	(2,090)
Below-market leases	(104)	—	(1,054)	(4,265)	(416)	(5,839)
Other (liabilities) asset assumed, net	(127)	120	719	302	2	1,016
Total consideration paid	$21,373	$12,370	$57,119	$92,802	$6,502	$190,166

 The table below shows the pro forma financial information (unaudited) for the twelve months ended December 31, 2011 and 2010 as if all properties had been acquired as of January 1, 2010.

	Twelve Months Ended December 31,
	2011	2010
Total revenues	$154,665	$146,769
Net income (loss)	$(1,391)	$(648)

Variable Interest Entities (“VIE”)

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends FASB Accounting Standards Codification for Statement 167 and introduces a more qualitative approach to evaluating VIEs for consolidation. In addition, we are required to perform an analysis to determine whether a variable interest gives us a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, the provision requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. It also requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. This guidance was effective for interim and annual periods beginning after November 15, 2009.

Upon the acquisition of the 51% interest of the Rincon Center joint venture from an affiliate of Beacon Capital Partners on December16, 2010, we concluded that the Rincon Center joint venture was a VIE and we were the primary beneficiary. As a result, we consolidated the joint venture. We had authority, power and discretion to manage and control the business and affairs of the property which included the day-to-day property management, leasing, development and obtaining property level financing. We had a call right and Beacon has a put right that, if exercised, obligated us to make an additional investment to acquire the remaining 49% interest in the Rincon Center joint venture in the second quarter of 2011 at a purchase price of approximately $40.3 million, which included an allocation of net current assets. Further, if we had defaulted on our obligations under the put/call arrangement, we would have been obligated to pay a termination fee of $17.5 million, and Beacon would have had the right to either purchase our interest in the Rincon Center joint venture or pursue a forced sale of the property. We acquired Beacon's 49% interest in the Rincon Center joint venture on April 29, 2011, as described above.

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

The carrying value of real estate, nonrecourse mortgage debt and noncontrolling interest of the VIE for which the Company is the primary beneficiary is as follows:

	December 31, 2011	December 31, 2010
Investment in real estate, net	$—	$169,872
Notes payable, net of loan premium	$—	$106,598
Redeemable non-controlling interest in consolidated real estate entity	$—	$40,328

4. Lease Intangibles
The following summarizes our deferred leasing cost and lease intangibles as of:

	December 31, 2011	December 31, 2010
Above-market leases	$18,748	$15,755
Lease in-place	53,876	45,658
Below-market ground leases	7,513	7,513
Other lease intangibles	29,245	25,903
Lease commissions	642	957
Deferred leasing costs	7,988	4,154
	118,012	99,940
Accumulated amortization	(33,881)	(13,555)
Deferred leasing costs and lease intangibles, net	$84,131	$86,385

Below-market leases	30,418	24,702
Accumulated accretion	(7,557)	(3,719)
Acquired lease intangible liabilities, net	$22,861	20,983

During the years ended December 31, 2011, 2010 and 2009, the Company recognized $17,671, $4,932, and $2,528, respectively, of amortization expense related to lease costs and in-place leases, and amortized $3,312, $1,119, and $672, respectively, of above-market leases against rental revenue. As of December 31, 2011, the weighted-average amortization period for lease intangibles is 7.45 years.

As of December 31, 2011, the estimated aggregate amortization of deferred leasing costs and lease intangible assets, net for each of the next five years and thereafter are as follows:

2011	$20,716
2012	17,187
2013	11,368
2014	9,984
2015	7,946
Thereafter	16,930
$84,131

During the years ended December 31, 2011, 2010 and 2009, the Company amortized $3,961, $1,186, and $1,096, respectively of below-market leases in rental revenue.     As of December 31, 2011, the weighted-average amortization period for below-market leases is 6.01 years.

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

As of December 31, 2011 the estimated amortization of below-market leases, net for each of the next five years and thereafter are as follows:

2011	$5,273
2012	4,542
2013	2,396
2014	2,051
2015	1,815
Thereafter	6,784
$22,861

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following as of:

	December 31, 2011	December 31, 2010
Prepaid insurance	$2,259	$2,078
Prepaid property taxes	—	335
Corporate furniture, fixtures and equipment, net of accumulated depreciation of $467 and $275 respectively	182	286
Trade name, net of accumulated amortization of $446 and $345, respectively	575	677
Other	1,482	1,040
	$4,498	$4,416

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

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

facility but including unsecured lines of credit to total asset value) of 0.15:1.00; and

•	a minimum tangible net worth equal to at least 85% of our tangible net worth at the closing of our IPO plus 75% of the net proceeds of any additional equity issuances.

At December 31, 2011, the Company is in compliance with these covenants. As of December 31, 2011, the Company had total borrowing capacity of approximately $159.9 million on its secured credit facility, of which $121.0 million had been drawn. Subsequent to year-end, the Company completed the financings and public offering described “—Subsequent Events” below and applied proceeds from those to repay indebtedness under the secured revolving credit facility such that there was no outstanding balance under the facility as of the date of this report.

The following table sets forth information as of December 31, 2011 with respect to our outstanding indebtedness. The $37.0 million note outstanding as of December 31, 2010 and secured by the Sunset Bronson property summarized below was repaid from proceeds of the $92.0 million note secured by Sunset Gower / Sunset Bronson properties as described in (2) below. The $106.0 million note outstanding as of December 31, 2010 and secured by the Rincon Center property summarized below was repaid from proceeds of the $110.0 million note secured by Rincon Center property as described in (3) below.

	Outstanding
Notes Payable	December 31, 2011	December 31, 2010	Interest Rate (1)	Maturity Date
Mortgage loan secured by Sunset Bronson (2)	$—	$37,000	LIBOR+3.65%	4/30/2011
Mortgage loan secured by Rincon Center (3)	—	106,000	6.08%	7/1/2011
Mortgage loan secured by First Financial (4)	—	43,000	5.34%	12/1/2011
Mortgage loan secured by Tierrasanta (5)	—	14,300	5.62%	12/1/2011
Mortgage loan secured by 10950 Washington (6)	—	30,000	5.94%	2/11/2012
Secured Revolving Credit Facility	121,000	111,117	LIBOR+2.50% to 3.25%	6/29/2013
Mortgage loan secured by 625 Second Street (7)	33,700	—	5.85%	2/1/2014
Mortgage loan secured by 6922 Hollywood Boulevard (8)	42,174	—	5.58%	1/1/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson (2)	92,000	—	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Rincon Center (3)	109,032	—	5.13%	5/1/2018
Subtotal	$397,906	$341,417
Unamortized loan premium, net (9)	1,965	643
Total	$399,871	$342,060
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)
On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan was subject to an interest rate contract, which swaps one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016. Proceeds from the loan were used to fully refinance a $37.0 million mortgage loan secured by our Sunset Bronson property that was scheduled to mature on April 30, 2011. Until its repayment on February 11, 2011, the $37.0 million mortgage loan secured by our Sunset Bronson property incurred interest at a rate of one-month LIBOR plus 3.65% and was subject to the same interest rate contract swapping one-month LIBOR to a fixed rate of 0.75% described earlier.

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

(4)	This loan was fully repaid as of September 1, 2011.

(5)	This loan was fully repaid as of June 1, 2011.

(6)	This loan was fully repaid as of December 12, 2011.

(7)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of 625 Second Street property.

(8)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

(9)
Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with the First Financial (as of December 31, 2010, only), Tierrasanta (as of December 31, 2010, only), Rincon (as of December 31, 2010, only), 10950 Washington (as of December 31, 2010, only), 625 Second Street (as of December 31, 2011 only) and 6922 Hollywood Boulevard (as of December 31, 2011 only).

The Company presents its financial statements on a consolidated basis. Notwithstanding such presentation, except to the extent expressly indicated, such as in the case of the project financing for our Sunset Gower and Sunset Bronson properties, our

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

separate property owning subsidiaries are not obligors of or under the debt of their respective affiliates and each property owning subsidiary's separate liabilities do no constitute obligations of its respective affiliates.

The minimum future annual principal payments due on our secured notes payable at December 31, 2011, excluding the non-cash loan premium amortization, were as follows (in thousands) :

2012	$2,394
2013	123,549
2014	37,799
2015	42,427
2016	91,290
Thereafter	100,447
Total future minimum rents	$397,906

Subsequent to year end, we repaid the balance of all the 2012 maturities listed above. See Note 15.

7. Interest Rate Contracts

At December 31, 2011, we had only one $50.0 million interest rate cap, which was purchased on March 16, 2011 to cap one-month LIBOR at 3.715% through February 11, 2016. The interest rate cap was purchased to cap the interest rate risk on $50.0 million of the five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. We designated that interest rate cap contract as a cash flow hedge for accounting purposes. On January 11, 2012 we purchased an additional interest rate cap in order to cap one-month LIBOR at 2.00% with respect to the remaining $42.0 million of the loan through its maturity on February 11, 2016. We also designated that interest rate cap contract as a cash flow hedge for accounting purposes.

Prior to 2011, the indebtedness encumbering the Sunset Bronson property was subject to a collar on the LIBOR portion of the interest rate of not less than 2.55% and no greater than 3.87% until June 1, 2010. We had not designated the interest rate collar agreement as a hedging instrument for accounting purposes; therefore, the change in the fair value of the derivative instrument is reported in earnings. From and after June 1, 2010, the applicable interest rate became 5.90% per annum, until a new secured interest rate contract went effective upon the closing of the IPO and related formation transaction on June 29, 2010, which swapped one-month LIBOR to a fixed rate of 0.75%. The interest rate contract for Sunset Bronson fixed one-month LIBOR on the full $37.0 million notional loan amount through April 30, 2011 on terms identical to the terms of the mortgage loan. We designated that interest rate swap as a cash flow hedge for accounting purposes.

The fair market value of the interest rate cap on $50.0 million of the $92.0 million secured by our Sunset Gower and Sunset Bronson media and entertainment properties at December 31, 2011 was $164, and the fair market value of the interest rate swap at December 31, 2011 and December 31, 2010 was $0 and a liability of $71, respectively.

8. Future Minimum Base Rents and Lease Payments Future Minimum Rents
Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2011 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at December 31, 2011 are as follows for the years/periods ended December 31. The table does not include rents under leases at our media and entertainment properties with terms of one year or less.

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

2012	$62,412
2013	58,761
2014	50,394
2015	46,487
2016	40,248
Thereafter	85,020
Total future minimum rents	$343,322
Future Minimum Lease Payments
In conjunction with the acquisition of the Sunset Gower Property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) for a portion of the land with an unrelated party. Commencing September 1, 2007, the monthly rent increased to $15, whereas the monthly rent totaled $14 at the time of acquisition. The rental rate was subject to adjustment in March 2011 and every seven years thereafter. In conjunction with the acquisition of the Del Amo Office building, our subsidiary, Hudson Del Amo Office, LLC, assumed a ground sublease (expiring June 30, 2049) with an unrelated party. Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease. In conjunction with the acquisition of the 9300 Wilshire Boulevard building, our subsidiary, Hudson 9300 Wilshire, LLC, assumed a ground lease (expiring August 14, 2032) with an unrelated party. Minimum rent under the ground lease is $75 per year (additional rent under this lease of 6% of gross rentals less minimum rent, as defined in such lease, is not included in this amount). In conjunction with the acquisition of the 222 Kearny Office building, our subsidiary, Hudson 222 Kearny, LLC, assumed a ground lease (expiring June 14, 2054) with an unrelated party. Minimum rent under the ground lease is the greater of $975 per year or 20.0% of the first $8,000 of the tenant's “Operating Income” during any “Lease Year,” as such terms are defined in the ground lease. The chart below reflects the $975 per year lease payment.
The following table provides information regarding our future minimum lease payments at December 31, 2011 under these lease agreements.

2012	$1,231
2013	1,231
2014	1,231
2015	1,231
2016	1,231
Thereafter	45,619
Total future minimum rents	$51,774

9. Fair Value of Financial Instruments
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

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$399,871	$404,144	$342,060	$342,153
Derivative assets, disclosed as “Interest rate contracts”	164	164	—	—
Derivative liabilities, disclosed as “Interest rate contracts”	—	—	71	71

All items listed in the table above are Level 2 fair value measurements.

10. Commitments and Contingencies

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows. As of December 31, 2011, the risk of material loss from such legal actions impacting the Company's financial condition or results from operations has been assessed as remote

Concentrations

All of the Company’s Properties are located in California which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the twelve months ended December 31, 2011 and 2010, approximately 26% and 56%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

Bank of America leases approximately 832,549 square feet of our 1455 Market property for various lease terms ranging between one and seven years. As a result of our purchase of this property on December 16, 2010, this lease did not account for a significant portion of our total revenue for the twelve months ended December 31, 2010. For the twelve months ended December 31, 2011, the Bank of America Lease accounted for approximately 9% of our total revenue.

11. Related Party Transactions

Until the IPO and related formation transactions, the media and entertainment properties owned by our predecessor were managed by Hudson Studios Management, LLC and our City Plaza office property was managed by Hudson OP Management, LLC (Hudson Studios Management, LLC and Hudson OP Management, LLC are collectively referred to as “Hudson Management”), both of which were affiliates of our predecessor. For the twelve months ended December 31, 2010 and 2009, management fees of $460 and $1,111, respectively, had been incurred. In addition, Hudson Management was entitled to a construction management fee of $300 plus 5% of the hard costs in association with other future developments. As of December 31, 2010 and 2009, $300 of construction management fees had been capitalized to construction in progress. These agreements were effectively terminated upon our acquisition of Hudson Management.

The developers and managers of the 875 Howard Street Property were TMG Partners and Flynn Properties, Inc. TMG Partners was also the managing member. TMG Partners and Flynn Properties, Inc. jointly began providing property management services for the 875 Howard Street Property starting February 15, 2007. A monthly property management fee equal to the greater of $20 per month or 2.5% of gross rents received from tenants during each calendar month was paid in equal parts to TMG Partners and Flynn Properties, Inc. These fees totaled $152 and $240, respectively, for the twelve months ended December 31, 2010 and 2009.

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
Summary information for the reportable segments for the twelve months ended December 31, 2011 is as follows:

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

	Office Properties	Media and Entertainment Properties		Total
Revenue	$105,208	$36,981	36,981	$142,189
Operating expenses	44,740	22,446		67,186
Net operating income	$60,468	$14,535		$75,003
Summary information for the reportable segments for the twelve months ended December 31, 2010 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$26,503	$34,137	$60,640
Operating expenses	10,212	19,815	30,027
Net operating income	$16,291	$14,322	$30,613
Summary information for the reportable segments for the twelve months ended December 31, 2009 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$13,322	$31,199	$44,521
Operating expenses	6,242	19,545	25,787
Net operating income	$7,080	$11,654	$18,734
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	December 31, 2011	December 31, 2010	December 31, 2009
Net operating income	$75,003	$30,613	$18,734
General and administrative	(13,038)	(4,493)	—
Depreciation and amortization	(44,660)	(15,912)	(10,908)
Interest income	73	59	19
Unrealized gain on interest rate contract	—	347	400
Interest expense	(17,480)	(8,831)	(8,792)
Acquisition-related expenses	(1,693)	(4,273)	—
Other expense	(443)	(192)	(97)
Net loss	$(2,238)	$(2,682)	$(644)
There were no intersegment sales or transfers during either of the twelve month periods ended December 31, 2011 and 2010.

13. Equity

Non-controlling Interests

Common units in the Operating Partnership

Common units in our operating partnership are not owned by us, consisted of 2,610,941 common units of partnership interest in our operating partnership, or common units, and represented approximately 7.2% of the all common units in our operating partnership at December 31, 2011. Common units and shares of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

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

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

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

Dividends

During the fourth quarter for 2011, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.52344 per share. The fourth quarter dividends were declared on December 9, 2011 to holders of record on December 20, 2011.

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

The Company's dividends related to its common stock (CUSIP #444097109) and described above under "Dividends," will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions per Share	Total	Non-qualified	Qualified	Return of Capital
3/21/2011	3/31/2011	$0.12500	$0.11688	$0.11205	$0.00483	$0.00812
6/20/2011	6/30/2011	$0.12500	$0.11688	$0.11205	$0.00483	$0.00812
9/20/2011	9/30/2011	$0.12500	$0.11688	$0.11205	$0.00483	$0.00812
12/20/2011	12/31/2011	$0.12500	$0.11688	$0.11205	$0.00483	$0.00812
	Total	$0.50000	$0.46752	$0.44820	$0.01932	$0.03248
		100%	93.51%			6.49%

The Company's dividends related to its 8.375% Series B Cumulative Preferred Stock (CUSIP #444097208) and described above under "Dividends," will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions per Share	Total	Non-qualified	Qualified
3/21/2011	3/31/2011	$0.52344	$0.52344	$0.50180	$0.02164
6/20/2011	6/30/2011	$0.52344	$0.52344	$0.50180	$0.02164
9/20/2011	9/30/2011	$0.52344	$0.52344	$0.50180	$0.02164
12/20/2011	12/31/2011	$0.52344	$0.52344	$0.50180	$0.02164
	Total	$2.09376	$2.09376	$2.00720	$0.08656

Stock-Based Compensation

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

The Board of Directors awards restricted shares to non−employee board members on an annual basis as part of such board members' annual compensation and to newly elected non−employee board members in accordance with our board of directors compensation program. The share−based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which will be three years.
In addition, The Board of Directors awards restricted shares to employees on an annual basis as part of the employees' annual compensation. The share-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which will be three years.
The following table summarizes the restricted share activity for the twelve months ended December 31, 2011 and status of all restricted share awards, to our non-employee board members and employees at December 31, 2011:

		Weighted−Average
		Grant−Date
Nonvested Shares	Shares	Fair Value
Outstanding at January 1, 2011	490,442	$16.11
Granted	307,282	13.72
Vested	(161,523)	16.10
Canceled	(7,535)	17.00
	628,666	$14.93

Year ended	Non-Vested shares issued	Weighted average grant - dated fair value	Vested Shares	Total Vest- Date fair value (1) (in thousands)
2011	307,282	$13.72	(161,523)	$2,359
2010	490,442	$16.11	—	—

We have elected to recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant. For the twelve months ended December 31, 2011 and 2010, $2,660 and $765, respectively, of non-cash compensation expense was recognized in general and administrative expenses and additional paid-in capital.

14. Quarterly Financial Information (unaudited)

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

	Three months ended
	December 31, 2011	September 31, 2011	June 30, 2011	March 31, 2011
Total revenues	$37,061	$36,917	$33,407	$34,804
Net (loss) income	(1,318)	(803)	(210)	93
Less: Net income attributable to preferred stock and units	(2,027)	(2,027)	(2,027)	(2,027)
Less: Net income attributable to restricted shares	(54)	(53)	(62)	(62)
Less: Net (income) loss attributable to non-controlling interest in consolidated real estate entities	—	—	10	(813)
Add: Net loss attributable to common units in the Operating Partnership	248	211	188	299
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling members’ equity	$(3,151)	$(2,672)	$(2,101)	$(2,510)
Net loss attributable to common shareholders’ per share - basic and diluted	$(0.10)	$(0.08)	$(0.07)	$(0.11)
Weighted average shares of common stock outstanding - basic and diluted	33,150,491	33,146,334	29,161,139	21,949,118

	Three months ended
	December 31, 2010	September 31, 2010	June 30, 2010	March 31, 2010
Total revenues	$21,090	$17,505	$11,087	$10,982
Net (loss) income	(531)	27	(2,847)	669
Less: Net income attributable to preferred stock and units	(622)	(195)	(4)	—
Less: Net income attributable to restricted shares	(25)	(25)	—	—
Less: Net (income) loss attributable to non-controlling interest in consolidated real estate entities	(148)	—	32	(3)
Add: Net loss attributable to common units in the Operating Partnership	141	21	256	—
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling members’ equity	$(1,185)	$(172)	$(2,563)	$666
Net loss attributable to common shareholders’ per share - basic and diluted	$(0.05)	$(0.01)
Weighted average shares of common stock outstanding - basic and diluted	21,946,508	21,946,508

15. Subsequent Events

Financings

First Financial

On January 19, 2012 we closed a 10-year term loan totaling $43.0 million with PNC Bank, National Association secured by our First Financial Plaza property. The loan bears interest at a fixed annual rate of 4.58% and will mature on February 1, 2022. Proceeds from the loan were used to repay indebtedness under our secured revolving credit facility.

10950 Washington

On February 11, 2012, we closed a 10-year term loan totaling $30.0 million with Cantor Commercial Real Estate Lending, L.P., secured by our 10950 Washington property. The loan bears interest at a fixed annual rate of 5.316% and will mature on March 11, 2022. Proceeds from the loan were primarily used to repay indebtedness under our secured revolving credit facility.

Secondary Offering

January 23, 2012, we completed the public offering of 2,300,000 shares of our 8.375% series B cumulative preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters' over-allotment option in full) with the liquidation preference of $25.00 per share. Total proceeds from the offering, after deducting underwriting discounts, were approximately $56.1 million (before transaction costs). The Company used the proceeds of the offering to repay indebtedness outstanding under its secured revolving credit facility.

Schedule III
Consolidated Real Estate and Accumulated Depreciation
(In thousands)

		Initial Costs		Cost Capitalized subsequent to Acquisition		Gross Carrying Amount at December 31, 2011			Accumulated Depreciation at December 31, 2011	Year Built / Renovated	Year Acquired
Property name	Encumbrances at December, 31 2011	Land	Building & Improvments	Improvements	Carrying Costs	Land	Building & All Improvements	Total
Office
City Plaza (1)	$—	$14,939	$34,135	$4,137	$—	$14,939	$38,272	$53,211	$(3,845)	1969/1999	2008
Technicolor Building (1)	—	6,598	27,187	27,908	3,088	6,598	58,183	64,781	(7,782)	2008	2007
875 Howard Street Property (1)	—	18,058	41,046	13,789	1,180	18,058	56,015	74,073	(6,918)	Various	2007
First Financial	—	8,115	52,137	2,003	—	8,115	54,140	62,255	(2,763)	1986	2010
Tierrasanta (1)	—	3,056	9,670	317	—	3,056	9,987	13,043	(611)	1985	2010
Del Amo	—	—	18,000	156	—	—	18,156	18,156	(799)	1986	2010
9300 Wilshire	—	—	10,718	67	—	—	10,785	10,785	(441)	1965/2001	2010
222 Kearny (1)	—	7,563	23,793	402	—	7,563	24,195	31,758	(1,123)	Various	2010
Rincon Center	109,032	58,250	110,656	2,088	—	58,250	112,744	170,994	(4,935)	1985	2010
1455 Market (1)	—	41,226	34,990	1,270	—	41,226	36,260	77,486	(6,025)	1977	2010
10950 Washington	—	17,979	25,110	230	—	17,979	25,340	43,319	(1,018)	Various	2010
604 Arizona (1)	—	5,620	14,745	1	—	5,620	14,746	20,366	(236)	1950	2011
275 Brannan Street	—	4,187	8,063	355	187	4,187	8,605	12,792	—	1906	2011
625 Second Street	33,700	10,744	42,650	2	—	10,744	42,652	53,396	(529)	1905	2011
6922 Hollywood	42,174	16,608	72,392	1,285	—	16,608	73,677	90,285	(231)	1965	2011
Media & Entertainment
Sunset Gower (2)	92,000	77,967	63,667	7,788	2	77,967	71,457	149,424	(8,766)	Various	2007 & 2011
Sunset Bronson (2)	—	77,698	32,374	4,308	—	77,698	36,682	114,380	(7,307)	Various	2008
Total	$276,906	$368,608	$621,333	$66,106	$4,457	$368,608	$691,896	$1,060,504	$(53,329)

______________________________

(1)
The Company entered into a $200.0 million secured revolving credit facility with a group of lenders for which an affiliate of Barclays Capital Inc. acts as administrative agent and joint lead arranger and affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated act as syndication agent and joint lead arranger. These properties are secured under this line of credit which as of December 31, 2011 has an oustanding balance of $121,000.

(2)	On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties.