Form 10-Q
period 2012-03-31
Hudson Pacific Properties, Inc.
filed 2012-05-09
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
The number of shares of common stock outstanding at May 1, 2012 was 34,000,480.

Hudson Pacific Properties, Inc.
FORM 10-Q
March 31, 2012

		Page
PART I — FINANCIAL INFORMATION		3

	Unaudited Consolidated Balance Sheets for Hudson Pacific Properties, Inc. as of March 31, 2012 and December 31, 2011	3
	Unaudited Consolidated Statements of Operations for Hudson Pacific Properties, Inc. for the three months ended March 31, 2012 and 2011	4
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for Hudson Pacific Properties, Inc. for the three months ended March 31, 2012 and 2011	5
	Unaudited Consolidated Statements of Cash Flows for Hudson Pacific Properties, Inc. for the three months ended March 30, 2012 and 2011	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29

ITEM 4.	Controls and Procedures	29

PART II — OTHER INFORMATION		30

ITEM 1.	Legal Proceedings	30

ITEM 1A.	Risk Factors	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 6.	Exhibits	30

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
REAL ESTATE ASSETS
Land	$368,608	$368,608
Building and improvements	601,645	601,812
Tenant improvements	69,716	69,021
Furniture and fixtures	11,546	11,536
Property under development	9,939	9,527
Total real estate held for investment	1,061,454	1,060,504
Accumulated depreciation and amortization	(60,420)	(53,329)
Investment in real estate, net	1,001,034	1,007,175
Cash and cash equivalents	21,858	13,705
Restricted cash	10,175	9,521
Accounts receivable, net	8,069	8,963
Straight-line rent receivables	12,364	10,801
Deferred leasing costs and lease intangibles, net	78,940	84,131
Deferred finance costs, net	5,293	5,079
Interest rate contracts	437	164
Goodwill	8,754	8,754
Prepaid expenses and other assets	13,576	4,498
TOTAL ASSETS	$1,160,500	$1,152,791
LIABILITIES AND EQUITY
Notes payable	$361,051	$399,871
Accounts payable and accrued liabilities	14,448	12,469
Below-market leases	21,503	22,861
Security deposits	6,136	5,651
Prepaid rent	6,829	10,795
TOTAL LIABILITIES	409,967	451,647
6.25% series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares and 3,500,000 shares outstanding at March 31, 2012 and December 31, 2011, respectively	145,000	87,500
Common Stock, $0.01 par value 490,000,000 authorized, 33,998,498 shares and 33,840,854 shares outstanding at March 31, 2012 and December 31, 2011, respectively	340	338
Additional paid-in capital	550,873	552,043
Accumulated other comprehensive (deficit) income	(968)	(883)
Accumulated deficit	(16,245)	(13,685)
Total Hudson Pacific Properties, Inc. stockholders’ equity	679,000	625,313
Non-controlling common units in the Operating Partnership	59,058	63,356
TOTAL EQUITY	738,058	688,669
TOTAL LIABILITIES AND EQUITY	$1,160,500	$1,152,791
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues
Office
Rental	$22,380	$17,514
Tenant recoveries	5,374	4,963
Parking and other	2,114	3,155
Total office revenues	29,868	25,632
Media & entertainment
Rental	5,451	5,480
Tenant recoveries	248	343
Other property-related revenue	2,624	3,271
Other	40	78
Total media & entertainment revenues	8,363	9,172
Total revenues	38,231	34,804
Operating expenses
Office operating expenses	11,356	10,274
Media & entertainment operating expenses	4,770	5,179
General and administrative	4,514	3,146
Depreciation and amortization	12,132	11,361
Total operating expenses	32,772	29,960
Income from operations	5,459	4,844
Other expense (income)
Interest expense	4,891	4,642
Interest income	(5)	(8)
Acquisition-related expenses	61	—
Other expenses (income)	44	117
	4,991	4,751
Net income	468	93
Less: Net income attributable to preferred stock and units	(3,231)	(2,027)
Less: Net income attributable to restricted shares	(78)	(62)
Less: Net income attributable to non-controlling interest in consolidated real estate entities	—	(813)
Add: Net loss attributable to common units in the Operating Partnership	203	299
Net loss attributable to Hudson Pacific Properties, Inc. shareholders	$(2,638)	$(2,510)
Net loss attributable to shareholders’ per share - basic and diluted	$(0.08)	$(0.11)
Weighted average shares of common stock outstanding - basic and diluted	33,320,450	21,949,118
Dividends declared per common share	0.1250	0.1250
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Net income	$468	$93
Other comprehensive income (loss): cash flow hedge adjustment	(91)	(140)
Comprehensive income (loss)	377	$(47)
Less: Comprehensive (income) attributable to preferred stock and units	(3,231)	(2,027)
Less: Comprehensive (income) attributable to restricted shares	(78)	(62)
Less: Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	—	(813)
Less: Comprehensive loss attributable to common units in the Operating Partnership	209	314
Comprehensive loss attributable to Hudson Pacific Properties, Inc. shareholders	(2,723)	(2,635)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$468	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,132	11,361
Amortization of deferred financing costs and loan premium, net	304	86
Amortization of stock based compensation	1,153	720
Straight-line rent receivables	(1,563)	(876)
Amortization of above-market leases	990	841
Amortization of below-market leases	(1,358)	(934)
Amortization of lease incentive costs	23	339
Bad debt expense	436	88
Amortization of ground lease	62	80
Change in operating assets and liabilities:
Restricted cash	(654)	(5,467)
Accounts receivable	458	(1,583)
Deferred leasing costs and lease intangibles	(631)	(826)
Prepaid expenses and other assets	(257)	224
Accounts payable and accrued liabilities	3,904	6,155
Security deposits	485	169
Prepaid rent	(3,966)	1,097
Net cash provided by operating activities	11,986	11,567
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(3,074)	(3,652)
Deposits for property acquisitions	(8,900)	—
Net cash used in investing activities	(11,974)	(3,652)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	83,000	100,000
Payments of notes payable	(121,629)	(109,617)
Proceeds from issuance of Series B cumulative redeemable preferred stock	57,500	—
Series B stock issuance transaction costs	(1,865)	(600)
Dividends paid to common stock and unit holders	(4,559)	(3,132)
Dividends paid to preferred stock and unit holders	(3,231)	(2,027)
Distribution to non-controlling member in consolidated real estate entity	—	(24)
Payment of loan costs	(1,075)	(3,117)
Net cash provided by (used in) financing activities	8,141	(18,517)
Net increase (decrease) in cash and cash equivalents	8,153	(10,602)
Cash and cash equivalents-beginning of period	13,705	48,875
Cash and cash equivalents-end of period	$21,858	$38,273
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$4,700	$4,005
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for investment in property	$272	$2,196
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited and in thousands, except square footage and share data or as otherwise noted)

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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred on June 29, 2010, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of March 31, 2012, we owned a portfolio of 15 office properties and two media and entertainment properties. All of these properties are located in California. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

December 31, 2012. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2011 Annual Report on Form 10-K and the notes thereto. Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

The Company computes depreciation using the straight-line method over the estimated useful lives of a range of 39 years for building and improvements, 15 years for land improvements, 5 or 7 years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Depreciation is discontinued when a property is identified as held for sale. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the three months ended March 31, 2012 and 2011. There are no properties held for sale at March 31, 2012 or 2011.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Our goodwill balance as of March 31, 2012 is $8,754. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments have been noted for the three months ended March 31, 2012 and 2011.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At March 31, 2012, the Company reserved $79 of straight-line receivables for the three months ended March 31, 2012. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $357 of bad debt expense for the three months ended March 31, 2012.

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

The Company held two interest rate contracts as of March 31, 2012, which have been accounted for as cash flow hedges as more fully described in note 6 below. The Company held one interest rate contract at December 31, 2011, which has been accounted for as a cash flow hedge as more fully described in footnote 6 below.

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

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2012, the Company has not established a liability for uncertain tax positions.

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

As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million

Non-designated Hedges

For the three months ended March 31, 2012 and 2011, the Company did not have any derivatives not designated as cash flow hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2012 and December 31, 2011.

	Asset Derivatives			Liability Derivative
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$437	$164	Interest rate contracts	—	—

Total		$437	$164		—	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company's derivative financial instruments on the Income Statement for the

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011
Beginning Balance of OCI related to interest rate contracts	960	7
Unrealized Loss Recognized in OCI Due to Change in Fair Value of interest rate contracts	(91)	(185)
Loss Reclassified from OCI into Income (as Interest Expense)	—	45
Net Change in OCI	(91)	(140)
Ending Balance of Accumulated OCI Related to Derivatives	869	(133)

Credit-risk-related Contingent Features

As of March 31, 2012, the Company did not have any derivatives that were in a net liability position.

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are expected to not have any material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

In June 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company means the first quarter of 2012. The Company adopted this guidance in the first quarter of 2012 and it did not have a material effect on its financial position or results of operations as it only affected presentation.

3. Investment in Real Estate

During 2011, we acquired the 604 Arizona property, the 275 Brannan property, the 625 Second Street property, the 6922 Hollywood Boulevard property, and the 6050 Ocean Way/1445 N. Beachwood property. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price allocation for these acquisitions:

	604 Arizona	275 Brannan	625 Second Street	6922 Hollywood Boulevard	6050 Ocean Way/1445 N. Beachwood
Date of Acquisition	July 26, 2011	August 19, 2011	September 1, 2011	November 22, 2011	December 12, 2011	Total
Consideration paid
Cash consideration	$21,373	$12,370	$23,419	$50,555	$6,502	$114,219
Debt Assumed	—	—	33,700	42,247	—	75,947
Total consideration	$21,373	$12,370	$57,119	$92,802	$6,502	$190,166
Allocation of consideration paid
Investment in real estate, net	20,366	12,250	53,394	88,999	6,916	181,925
Above-market leases	—	—	465	2,571	—	3,036
Leases in-place	1,121	—	2,799	4,767	—	8,687
Other lease intangibles	117	—	1,286	2,028	—	3,431
Fair market unfavorable debt value	—	—	(490)	(1,600)	—	(2,090)
Below-market leases	(104)	—	(1,054)	(4,265)	(416)	(5,839)
Other (liabilities) asset assumed, net	(127)	120	719	302	2	1,016
Total consideration paid	$21,373	$12,370	$57,119	$92,802	$6,502	$190,166

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

In addition, we acquired a 51% joint venture interest in the Rincon Center property on December 16, 2010. On April 29, 2011 we acquired the remaining 49% interest in the Rincon Center property for approximately $38.7 million (before closing costs and prorations).

The table below shows the pro forma financial information for the three months ended March 31, 2011 as if all properties had been acquired as of January 1, 2011.

Three Months Ended
March 31, 2011
Total revenues	$38,823
Net income	$501

During the three months ended March 31, 2012, we made a deposit of approximately $8.9 million in connection with a potential acquisition.

4. Lease Intangibles
The following summarizes our deferred leasing cost and lease intangibles as of:

	March 31, 2012	December 31, 2011
Above-market leases	$18,548	$18,748
Lease in-place	53,269	53,876
Below-market ground leases	7,513	7,513
Other lease intangibles	29,034	29,245
Lease commissions	642	642
Deferred leasing costs	8,652	7,988
	117,658	118,012
Accumulated amortization	(38,718)	(33,881)
Deferred leasing costs and lease intangibles, net	$78,940	$84,131

Below-market leases	30,371	30,418
Accumulated accretion	(8,868)	(7,557)
Acquired lease intangible liabilities, net	$21,503	22,861

5. Notes Payable

Senior Secured Revolving Credit Facility

In conjunction with our IPO and formation transactions, we entered into a $200.0 million secured revolving credit facility with a group of lenders for which an affiliate of Barclays Capital Inc. acts as administrative agent and joint lead arranger and affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated act as syndication agent and joint lead arranger. Until it was amended on April 4, 2011, the credit facility bore interest at a rate per annum equal to LIBOR plus 325 basis points to 400 basis points, depending on our leverage ratio, subject to a LIBOR floor of 1.50%. On April 4, 2011, we amended this facility as described more fully in this note below.

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

At March 31, 2012, we are in compliance with these covenants. As of March 31, 2012, we had approximately $161.8 million of total capacity under our credit facility, of which $10.0 million had been drawn.

The following table sets forth information as of March 31, 2012 with respect to our outstanding indebtedness.

	Outstanding
Debt	March 31, 2012	December 31, 2011	Interest Rate (1)	Maturity Date
Secured Revolving Credit Facility	$10,000	$121,000	LIBOR+2.50% to 3.25%	6/29/2013
Mortgage loan secured by 625 Second Street (2)	33,700	33,700	5.85%	2/1/2014
Mortgage loan secured by 6922 Hollywood Boulevard (3)	41,960	42,174	5.58%	1/1/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson (4)	92,000	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Rincon Center (5)	108,647	109,032	5.136%	5/1/2018
Mortgage loan secured by First Financial (6)	43,000	—	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington (7)	29,970	—	5.316%	3/11/2022
Subtotal	$359,277	$397,906
Unamortized loan premium, net (8)	1,774	1,965
Total	$361,051	$399,871
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

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

(5)
On April 29, 2011, we closed a seven-year term loan totaling $110.0 million with JPMorgan Chase Bank, National Association, secured by our Rincon Center property. The loan bears interest at a fixed annual rate of 5.134%.

(6)
On January 19, 2012 we closed a 10-year term loan totaling $43.0 million with PNC Bank, National Association secured by our First Financial Plaza property. The loan bears interest at a fixed annual rate of 4.58% and will mature on February 1, 2022.

(7)
On February 11, 2012, we closed a 10-year term loan totaling $30.0 million with Cantor Commercial Real Estate Lending, L.P., secured by our 10950 Washington property. The loan bears interest at a fixed annual rate of 5.316% and will mature on March 11, 2022. The loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(8)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 625 Second Street and 6922 Hollywood Boulevard.

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

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

The minimum future annual principal payments due on our secured notes payable at March 31, 2012, excluding the non-cash loan premium amortization, were as follows (in thousands) :

2012 (nine months ending December 31, 2012)	$2,676
2013	12,984
2014	38,810
2015	43,379
2016	92,510
2017	3,294
Thereafter	165,624
Total future minimum rents	$359,277

6. Interest Rate Contracts

Until its repayment on February 11, 2011, the indebtedness encumbering the Sunset Bronson property was subject to an interest rate contract which swapped one-month LIBOR to a fixed rate of 0.75% on the full $37.0 million notional loan amount through April 30, 2011 on terms identical to the terms of the mortgage loan. We designated that interest rate swap as a cash flow hedge for accounting purposes.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan was subject to the above described interest rate contract through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016. We designated both of these interest rate cap contracts as a cash flow hedge for accounting purposes.

The combined fair market value of the interest rate caps at March 31, 2012 and December 31, 2011 was $437 and $164, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents
Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2012 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at March 31, 2012 are as follows for the years/periods ended December 31. The table does not include rents under leases at our media and entertainment properties with terms of one year or less.

2012 (nine months ending December 31, 2012)	$62,085
2013	80,044
2014	71,971
2015	67,232
2016	60,085
2017	43,731
Thereafter	77,986
Total future minimum rents	$463,134
Future Minimum Lease Payments
In conjunction with the acquisition of the Sunset Gower property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) for a portion of the land with an unrelated party. Commencing September 1, 2007,

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

the monthly rent increased to $15, whereas the monthly rent totaled $14 at the time of acquisition. The rental rate is subject to adjustment in March 2011 and every seven years thereafter. As of March 31, 2012, the rental rate adjustment scheduled to occur in March 2011 under this ground lease had not been determined.
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
In conjunction with the acquisition of the 222 Kearny Street building, our subsidiary, Hudson 222 Kearny, LLC, assumed a ground lease (expiring June 14, 2054) with an unrelated party. Minimum rent under the ground lease is the greater of $975 per year or 20.0% of the first $8,000 of the tenant's “Operating Income” during any “Lease Year,” as such terms are defined in the ground lease. The chart below reflects the $975 per year lease payment.
The following table provides information regarding our future minimum lease payments at March 31, 2012 under these lease agreements.

2012 (nine months ending December 31, 2012)	$923
2013	1,231
2014	1,231
2015	1,231
2016	1,231
2017	1,231
Thereafter	44,387
Total future minimum rents	$51,465

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

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$361,051	$365,029	$399,871	$404,144
Derivative assets, disclosed as “Interest rate contracts”	437	437	164	164

9. Equity

Non-controlling Interests

Common units in the Operating Partnership

Common units in the operating partnership consisted of 2,455,063 common units of partnership interests, or common units, not owned by us and represented approximately 6.7% of the all common units in our operating partnership at March 31, 2012. Common units and shares of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. In February 2012, one of

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

our common unit holders required us to redeem 155,878 common units and we elected to issue 155,878 shares of our common stock to satisfy the redemption, at which time our outstanding common units decreased from 2,610,941 common units outstanding to the current 2,455,063 common units outstanding, with a corresponding increase to our outstanding common stock as of the date of such redemption, as reflected in the table below.

Redeemable non-controlling interest in consolidated real estate entity

Redeemable non-controlling interest in consolidated real estate entity relates to a joint venture relationship with an affiliate of Beacon Capital Partners (“Beacon”), an unrelated third party, in the Rincon Center property. We acquired a 51% interest in a 585,000 square foot commercial space owned by Beacon as described in note 3. We had a call right and Beacon had a put right that, if exercised, obligated us to make an additional investment to acquire the remaining 49% interest in the Rincon Center joint venture in the second quarter of 2011. On February 24, 2011, we exercised the call right and completed the acquisition of Beacon's 49% interest on April 29, 2011 for a purchase price of $38.7 million (before closing costs and prorations).

6.25% Series A Cumulative Redeemable Preferred units of the Operating Partnership

6.25% series A cumulative redeemable preferred units of the operating partnership are 499,014 series A preferred units of partnership interest in our operating partnership, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and are convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, in each case after June 29, 2013. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

8.375% Series B Cumulative Redeemable Preferred Stock

8.375% series B cumulative redeemable preferred stock are 5,800,000 shares of 8.375% preferred stock, with a liquidation preference of $25.00 per share, $0.01 par value per share. In December 2010 we completed the public offering of 3,500,000 share of our series B preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ over-allotment option in part). Total proceeds from the offering, after deducting underwriting discount, were approximately $83.9 million (before transaction costs). On January 23, 2012, we completed the public offering of 2,300,000 of our series B cumulative preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwrites' over-allotment option in full). Total proceeds from the offering, after deducting underwriting discount, were approximately $56.1 million (before transaction costs).

Dividends on our series B preferred stock are cumulative from the date of original issue and payable quarterly on or about the last calendar day of each March, June, September and December, at the rate of 8.375% per annum of its $25.00 per share liquidation preference (equivalent to $2.09375 per share per annum). If following a change of control of the Company, either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the New York Stock Exchange, or NYSE, or quoted on the NASDAQ Stock Market, or NASDAQ (or listed or quoted on a successor exchange or quotation system), holders of our series B preferred stock will be entitled to receive cumulative cash dividends from, and including, the first date on which both the change of control occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, at the increased rate of 12.375% per annum per share of the liquidation preference of our series B preferred stock (equivalent to $3.09375 per annum per share) for as long as either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted. Except in instances relating to preservation of our qualification as a REIT or in connection with a change of control of the Company, our series B preferred stock is not redeemable prior to December 10, 2015. On and after December 10, 2015, we may redeem our series B preferred stock in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. If at any time following a change of control either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), we will have the option to redeem our series B preferred stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

entity, as applicable, is not so listed or quoted, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to, but not including, the redemption date. Our series B preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by us, and it is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. For a full description of the Series B cumulative redeemable preferred stock, please see “Description of our Preferred Stock” in our December 7, 2010 Prospectus.

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

The table below represents the net income attributable to common stockholders and transfers from non controlling interest (in thousands) for the three months ended March 31:

	2012	2011
Net income (loss) attributable to Hudson Pacific Properties Inc.,	$476	$(616)
Transfers from the non-controlling interests:
Increase in common stockholders additional paid-in capital for exchange of operating partnership units	3,782	—
Change from net income (loss) attributable to common stockholders and transfer from non-controlling interests	$4,258	$(616)

The table below represent our condensed consolidated statements of equity and non-controlling series A preferred partnership and redeemable non-controlling interest in consolidated real estate entity interests:

	Hudson Pacific Properties Inc., Stockholders' Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units	Non- controlling Interests — Interests in Consolidated Entities
Balance, January 1, 2011	22,436,950	$224	$87,500	$411,598	$(3,482)	$6	$65,684	$561,530	$12,475	$40,328
Issuance of restricted stock	14,879	1		(1)				—
Series B stock issuance transaction costs				(600)				(600)
Declared Dividend			(1,832)	(2,806)			(326)	(4,964)	(195)
Amortization of stock based compensation				720				720
Net income (loss)			1,832		(2,448)		(299)	(915)	195	813
Cash Flow Hedge Adjustment						(125)	(15)	(140)
Balance, March 31, 2011	22,451,829	$225	$87,500	$408,911	$(5,930)	$(119)	$65,044	$555,631	$12,475	$41,141

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Hudson Pacific Properties Inc., Stockholders' Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2012	33,840,854	$338	$87,500	$552,043	$(13,685)	$(883)	$63,356	$688,669	$12,475
Issuance of unrestricted stock	1,766							—
Issuance of Series B Cumulative Redeemable Preferred Stock			57,500					57,500
Series B stock issuance transaction costs				(1,865)				(1,865)
Declared Dividend			(3,036)	(4,252)			(307)	(7,595)	(195)
Amortization of stock based compensation				1,167				1,167
Net income (loss)			3,036		(2,560)		(203)	273	195
Cash Flow Hedge Adjustment						(85)	(6)	(91)
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	155,878	2		3,780			(3,782)	—
Balance, March 31, 2012	33,998,498	$340	$145,000	$550,873	$(16,245)	$(968)	$59,058	$738,058	$12,475

Dividends

During the first quarter for 2012, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.52344 per share. The first quarter dividends were declared on March 9, 2012 to holders of record on March 20, 2012.

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

Stock-Based Compensation

The Board of Directors awards restricted shares to non-employee board members on an annual basis as part of such board members' annual compensation and to newly elected non-employee board members in accordance with our board of directors compensation program. The share-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which will be three years.

In addition, the Board of Directors awards restricted shares to employees on an annual basis as part of the employees' annual compensation. The share-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which will be three years.

The following table summarizes the restricted share activity for the three months ended ended March 31, 2012 and status of all unvested restricted share awards, to our non-employee board members and employees at March 31, 2012:

Nonvested Shares		Weighted−Average
		Grant−Date
	Shares	Fair Value
Outstanding at January 1, 2012	628,666	$14.93
Granted	—	—
Vested	(3,306)	15.12
Canceled	—	—
Outstanding at March 31, 2012	625,360	$14.93

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Three Months Ended March 31,	Non-Vested shares issued		Weighted average grant - dated fair value	Vested Shares	Total Vest-Date fair value (in thousands)
2012	—		$—	(3,306)	$50
2011	307,282	(1)	13.72	(161,523)	2,359
__________________

(1)	Amount includes 1,653 shares canceled during three months ended March 31, 2012.

We have elected to recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant. For the three months ended March 31, 2012, $935 of non-cash compensation expense was recognized in additional paid-in capital of which $921 was recognized in general and administrative expenses. The remaining $14 was capitalized in deferred leasing costs and lease intangibles, net.

Hudson Pacific Properties, Inc. 2012 Outperformance Program

On January 1, 2012, the Compensation Committee of our Board of Directors adopted the Hudson Pacific Properties, Inc. 2012 Outperformance Program, or the 2012 Outperformance Program.  Participants in the 2012 Outperformance Program may earn, in the aggregate, up to $10.0 million of stock-settled awards based on our total shareholder return (“TSR”) for the three-year period beginning on January 1, 2012, and ending on December 31, 2014.  Under the 2012 Outperformance Program, participants will be entitled to share in a performance pool with a value, subject to the $10.0 million cap, equal to the sum of: (i) 4% of the amount by which our TSR during the performance period exceeds 9% simple annual TSR ("the absolute TSR component"), plus (ii) 4% of the amount by which our TSR performance exceeds that of the SNL Equity REIT Index over the performance period ("the relative TSR component"), except that the relative TSR component will be reduced on a linear basis from 100% to 0% for absolute TSR performance ranging from 7% to 0% simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the performance period (if any). If we attain pro-rated TSR performance goals during 2012 and/or 2013 that yield hypothetical bonus pools of up to $2 million for 2012 performance and/or up to $4 million for combined 2012/2013 performance, stock awards issued under the final bonus pool at the end of the performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2012 or 2013 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $10.0 million bonus pool limitation). At the end of the three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant's bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in restricted stock units ("RSUs") that vest in equal annual installments over the two years immediately following the performance period (based on continued employment). In addition to these share/RSU payments, each 2012 Outperformance Program award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the performance period on the total number of shares and RSUs ultimately issued or granted in respect of such 2012 Outperformance Program award, had such shares and RSUs been outstanding throughout the performance period.

The cost of the 2012 Outperformance Plan (approximately $3.55 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period under a graded vesting expense recognition schedule.  We recorded compensation expense of approximately $232 for the quarter ended March 31, 2012 related to this program.

10. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows. As of March 31, 2012, the risk of material loss from such legal actions impacting the Company's financial condition or results from operations has been assessed as remote.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Concentrations

All of the Company’s Properties are located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the three months ended March 31, 2012 and 2011, approximately 22% and 26%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

Bank of America leases approximately 832,549 square feet of our 1455 Market property for various lease terms ranging between one and seven years. For the three months ended March 31, 2012 and 2011, the Bank of America Lease accounted for approximately 7% and 7%, respectively, of our total revenue.

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
Summary information for the reportable segments for the three months ended March 31, 2012 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$29,868	$8,363	$38,231
Operating expenses	11,356	4,770	16,126
Net operating income	$18,512	$3,593	$22,105
Summary information for the reportable segments for the three months ended March 31, 2011 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$25,632	$9,172	$34,804
Operating expenses	10,274	5,179	15,453
Net operating income	$15,358	$3,993	$19,351
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	March 31, 2012	March 31, 2011
Net operating income	$22,105	$19,351
General and administrative	(4,514)	(3,146)
Depreciation and amortization	(12,132)	(11,361)
Interest expense	(4,891)	(4,642)
Interest income	5	8
Acquisition-related expenses	(61)	—
Other expense	(44)	(117)
Net Income	$468	$93
There were no intersegment sales or transfers during either of the three month periods ended March 31, 2012 and 2011.

12. Subsequent Events

Acquisitions and Financings

10900 Washington

On April 5, 2012, the Company acquired 10900 Washington Boulevard in Culver City, for a total gross purchase price of $2.6 million (before closing costs and prorations). 10900 Washington is an approximately 9,999-square-foot office project immediately adjacent to our 10950 Washington property. The Company purchased this property with proceeds drawn from its secured credit facility.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the three months ended March 31, 2012 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on form 10-K for the year ended December 31, 2011. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on form 10-K for the year ended December 31, 2011 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through March 31, 2012 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	544,602
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
City Plaza	8/26/2008	333,922
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	104,234
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,012,012
Rincon Center (1)	12/16/2010	580,850
10950 Washington	12/22/2010	158,873
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	51,710
625 Second Street	9/1/2011	136,906
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
Total		4,454,048

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

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $4.2 million, or 16.5%, to $29.9 million for the three months ended March 31, 2012 compared to $25.6 million for the three months ended March 31, 2011. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $4.9 million, or 27.8%, to $22.4 million for the three months ended March 31, 2012 compared to $17.5 million for the three months ended March 31, 2011. The increase in rental revenue from a year ago was primarily the result of rental revenue from office properties acquired during the third and fourth quarters of 2011.

Office Tenant Recoveries. Office tenant recoveries increased $0.4 million, or 8.3%, to $5.4 million for the three months ended March 31, 2012 compared to $5.0 million for the three months ended March 31, 2011. The increase in tenant recoveries was primarily the result of recoveries from office properties acquired during the third and fourth quarters of 2011.

Office Parking and Other Revenue. Office parking and other revenue decreased $1.0 million, or 33.0%, to $2.1 million for the three months ended March 31, 2012 compared to $3.2 million for the three months ended March 31, 2011. The decrease in parking and other revenue reflects a one-time early lease termination payment from a tenant at our City Plaza property of $2.0 million (after non-cash write-offs) in the first quarter of 2011, with no comparable activity in the current quarter. If the early lease termination payment is disregarded, the combined parking and other revenue would have increased by $0.9 million from the same quarter a year ago as a result of the acquisition of office properties during the third and fourth quarters of 2011.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues decreased $0.8 million, or 8.8%, to $8.4 million for the three months ended March 31, 2012 compared to $9.2 million for the three months ended March 31, 2011. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue remained relatively flat for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue decreased $0.6 million, or 19.8%, to $2.6 million for the three months ended March 31, 2012 compared to $3.3 million for the three months ended March 31, 2011. The decrease in other property-related revenue was primarily due to a decrease in lighting equipment rental revenue, parking revenue, telecom revenue, and other production-related revenue stemming from slower production activity at our media and entertainment properties.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property and corporate level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $2.8 million, or 9.4%, to $32.8 million for the three months ended March 31, 2012 compared to $30.0 million for the three months ended March 31, 2011. This increase in total operating expenses is attributable primarily to the factors discussed below.

Office Operating Expenses. Office operating expenses increased $1.1 million, or 10.5%, to $11.4 million for the three months ended March 31, 2012 compared to $10.3 million for the three months ended March 31, 2011. The increase in operating expenses was primarily due to the acquisitions of office properties during the third and fourth quarters of 2011.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses decreased $0.4 million, or 7.9%, to $4.8 million for the three months ended March 31, 2012 compared to $5.2 million for the three months ended March 31, 2011. The decrease in operating expenses was primarily due to a decrease in lighting equipment rental expense and other production-related expenses stemming from slower production activity at our media and entertainment properties.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $1.4 million, or 43.5%, to $4.5 million for the three months ended March 31, 2012 compared to $3.1 million for the three months ended March 31, 2011. The increase in general and administrative expenses was primarily due to the adoption of the the 2012 Outperformance Program and increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million, or 6.8%, to $12.1 million for the three months ended March 31, 2012 compared to $11.4 million for the three months ended March 31, 2011. The increase was primarily due to the depreciation associated with the acquisitions of office properties during the third and fourth quarters of 2011.

Other Expense (Income)

Interest Expense. Interest expense remained relatively flat for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Acquisition-related expenses. Acquisition-related expenses remained relatively flat for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net Income (Loss)

Net income for the three months ended March 31, 2012 was $0.5 million compared to net income of $0.1 million for the three months ended March 31, 2011. The increase in net income was primarily due to higher revenues as a result of acquisitions in the third and fourth quarter of 2011 offset by higher operating expenses, higher general and administrative expenses, and higher depreciation and amortization expenses, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Our ratio of debt to total market capitalization was approximately 34.8% (counting series A preferred units as debt) as of March 31, 2012. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness. We had approximately $21.9 million of cash and cash equivalents at March 31, 2012. In addition, the lead arrangers for our secured credit facility have secured commitments that will allow borrowings of up to $200 million. As of March 31, 2012, we had approximately $161.8 million of total capacity under our credit facility, of which $10.0 million had been drawn. We intend to use the secured credit facility, among other things, to finance the acquisition of properties, to refinance indebtedness, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
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
Cash Flows
Comparison of three months ended March 31, 2012 to three months ended March 31, 2011
Cash and cash equivalents were $21.9 million and $13.7 million at March 31, 2012 and December 31, 2011, respectively.
Net cash provided by operating activities increased by $0.4 million to $12.0 million for the three months ended March 31, 2012 compared to $11.6 million for the three months ended March 31, 2011. The increase is primarily due to an increase in cash NOI, as defined, from our office properties, including from the acquisitions of office properties in the third and fourth quarters of 2011, a decrease in restricted cash, and a decrease in our accounts receivable, all of which were partially offset by lower cash NOI from our media and entertainment properties, an increase in general and administrative expenses, a decrease in prepaid rent primarily associated with our KTLA lease, and an increase in our accounts payable and accrued liabilities, compared to the three months ended March 31, 2011. The increase in office properties cash NOI for the three months ended March 31, 2012 would have been higher if the early lease termination payment from a tenant at our City Plaza property described early, is disregarded.
Net cash used in investing activities increased $8.3 million to $12.0 million for the three months ended March 31, 2012 compared to $3.7 million for three months ended March 31, 2011. The increase was primarily due to a deposit for potential acquisition.
Net cash provided by financing activities increased $26.7 million to $8.1 million for the three months ended March 31, 2012 compared to net cash used in financing activities of $18.5 million for the three months ended March 31, 2011. The increase was due to net proceeds from the issuance of our series B preferred stock, with no comparable activity in the prior quarter a year ago, which was partially offset by lower new financings, higher repayment of indebtedness and increased distributions, compared to the three months ended March 31, 2011.
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
As of March 31, 2012, we had outstanding notes payable of $359.3 million (before loan premium), of which $102.0 million, or 28.4%, was variable rate debt, $92.0 million of which is subject to the interest rate contract described in footnote 4 in the table below.
The following table sets forth information as of March 31, 2012 with respect to our outstanding indebtedness.

	Outstanding
Debt	March 31, 2012	Interest Rate (1)	Maturity Date
Secured Revolving Credit Facility	$10,000	LIBOR+2.50% to 3.25%	6/29/2013
Mortgage loan secured by 625 Second Street (2)	33,700	5.85%	2/1/2014
Mortgage loan secured by 6922 Hollywood Boulevard (3)	41,960	5.58%	1/1/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson (4)	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Rincon Center (5)	108,647	5.136%	5/1/2018
Mortgage loan secured by First Financial (6)	43,000	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington (7)	29,970	5.316%	3/11/2022
Subtotal	$359,277
Unamortized loan premium, net (8)	1,774
Total	$361,051
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

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

(5)
On April 29, 2011, we closed a seven-year term loan totaling $110.0 million with JPMorgan Chase Bank, National Association, secured by our Rincon Center property. The loan bears interest at a fixed annual rate of 5.134%.

(6)
On January 19, 2012 we closed a 10-year term loan totaling $43.0 million with PNC Bank, National Association secured by our First Financial Plaza property. The loan bears interest at a fixed annual rate of 4.58% and will mature on February 1, 2022.

(7)
On February 11, 2012, we closed a 10-year term loan totaling $30.0 million with Cantor Commercial Real Estate Lending, L.P., secured by our 10950 Washington property. The loan bears interest at a fixed annual rate of 5.316% and will mature on March 11, 2022. The loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(8)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 625 Second Street and 6922 Hollywood Boulevard.
Contractual Obligations and Commitments
During the first quarter of 2012, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2011 Annual Report on Form 10-K. We have not made any material changes to these policies during the periods covered by this Report.

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

Until its repayment on February 11, 2011, the indebtedness encumbering the Sunset Bronson property was subject to an interest rate contract which swapped one-month LIBOR to a fixed rate of 0.75% on the full $37.0 million notional loan amount through April 30, 2011 on terms identical to the terms of the mortgage loan.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan was subject to the above described interest rate contract through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016.

As of March 31, 2012, we had drawn a total of $10.0 million under our secured credit facility, which facility is not subject to an interest rate hedge. Therefore, with respect to the combined $92.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties and $10.0 million outstanding balance on our secured facility as of March 31, 2012, if one-month LIBOR as of March 31, 2012 was to increase by 100 basis points, or 1.0%, the resulting increase in interest expense would impact our future earnings and cash flows by $0.3 million.
As of March 31, 2012, we had outstanding notes payable of $359.3 million (before loan premium), of which $102.0 million, or 28.4%, was variable rate debt, $92.0 million of which is subject to the interest rate contract described above, and $257.3 million of which was fixed rate secured mortgage loans. As of March 31, 2012, the estimated fair value of our fixed rate secured mortgage loans was $263.0 million.

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
As of March 31, 2012, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. As of March 31, 2012, the risk of material loss from such legal actions impacting the Company's financial condition or results from operations has been assessed as remote.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. Please review the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Securities: None

(b)	Use of Proceeds from Registered Securities: None

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

10.54	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.(11)
10.55	Indemnification Agreement, dated October 1, 2011, by and between Hudson Pacific Properties, Inc. and Patrick Whitesell. (16)
10.56	2012 Outperformance Award Agreement.(17)*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(18)
101
The following materials from Hudson Pacific Properties' Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 5, 2012.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 5, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
*	Denotes a management contract or compensatory plan or arrangement.
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 8, 2010	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)