Form 10-Q
period 2012-06-30
Hudson Pacific Properties, Inc.
filed 2012-08-08
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
The number of shares of common stock outstanding at August 1, 2012 was 47,219,875.

Hudson Pacific Properties, Inc.
FORM 10-Q
June 30, 2012

		Page
PART I — FINANCIAL INFORMATION		3

	Consolidated Balance Sheets for Hudson Pacific Properties, Inc. as of June 30, 2012 (Unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for Hudson Pacific Properties, Inc. for the three and six months ended June 30, 2012 and 2011 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for Hudson Pacific Properties, Inc. for the three and six months ended June 30, 2012 and 2011 (Unaudited)	5
	Consolidated Statements of Equity for Hudson Pacific Properties, Inc. for the six months ended June 30, 2012 and 2011 (Unaudited)	6
	Consolidated Statements of Cash Flows for Hudson Pacific Properties, Inc. for the six months ended June 30, 2012 and 2011 (Unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4.	Controls and Procedures	32

PART II — OTHER INFORMATION		33

ITEM 1.	Legal Proceedings	33

ITEM 1A.	Risk Factors	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 6.	Exhibits	33

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$387,890	$368,608
Building and improvements	688,735	601,812
Tenant improvements	67,684	69,021
Furniture and fixtures	11,624	11,536
Property under development	10,628	9,527
Total real estate held for investment	1,166,561	1,060,504
Accumulated depreciation and amortization	(68,539)	(53,329)
Investment in real estate, net	1,098,022	1,007,175
Cash and cash equivalents	102,525	13,705
Restricted cash	10,241	9,521
Accounts receivable, net	10,371	8,963
Straight-line rent receivables	13,274	10,801
Deferred leasing costs and lease intangibles, net	77,784	84,131
Deferred finance costs, net	4,800	5,079
Interest rate contracts	172	164
Goodwill	8,754	8,754
Prepaid expenses and other assets	14,234	4,498
TOTAL ASSETS	$1,340,177	$1,152,791
LIABILITIES AND EQUITY
Notes payable	$350,332	$399,871
Accounts payable and accrued liabilities	13,924	12,469
Below-market leases	30,100	22,861
Security deposits	6,215	5,651
Prepaid rent	9,982	10,795
TOTAL LIABILITIES	410,553	451,647
6.25% series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares and 3,500,000 shares outstanding at June 30, 2012 and December 31, 2011, respectively	145,000	87,500
Common Stock, $0.01 par value 490,000,000 authorized, 47,218,151 shares and 33,840,854 shares outstanding at June 30, 2012 and December 31, 2011, respectively	472	338
Additional paid-in capital	735,872	552,043
Accumulated other comprehensive (deficit) income	(1,215)	(883)
Accumulated deficit	(21,383)	(13,685)
Total Hudson Pacific Properties, Inc. stockholders’ equity	858,746	625,313
Non-controlling common units in the Operating Partnership	58,403	63,356
TOTAL EQUITY	917,149	688,669
TOTAL LIABILITIES AND EQUITY	$1,340,177	$1,152,791
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Office
Rental	$22,591	$17,821	$44,971	$35,335
Tenant recoveries	5,593	4,962	10,973	9,925
Parking and other	2,450	1,253	4,558	4,408
Total office revenues	30,634	24,036	60,502	49,668
Media & entertainment
Rental	5,805	5,592	11,256	11,072
Tenant recoveries	417	516	665	859
Other property-related revenue	3,697	3,242	6,321	6,513
Other	62	21	102	99
Total media & entertainment revenues	9,981	9,371	18,344	18,543
Total revenues	40,615	33,407	78,846	68,211
Operating expenses
Office operating expenses	13,778	9,533	25,134	19,807
Media & entertainment operating expenses	6,289	5,771	11,059	10,950
General and administrative	4,151	3,062	8,665	6,208
Depreciation and amortization	13,708	10,626	25,840	21,987
Total operating expenses	37,926	28,992	70,698	58,952
Income from operations	2,689	4,415	8,148	9,259
Other expense (income)
Interest expense	4,575	4,530	9,466	9,172
Interest income	(2)	(23)	(7)	(31)
Acquisition-related expenses	299	—	360	—
Other expenses (income)	46	118	90	235
	4,918	4,625	9,909	9,376
Net loss	(2,229)	(210)	(1,761)	(117)
Less: Net income attributable to preferred stock and units	(3,231)	(2,027)	(6,462)	(4,054)
Less: Net income attributable to restricted shares	(79)	(62)	(157)	(124)
Less: Net (income) loss attributable to non-controlling interest in consolidated real estate entities	—	10	—	(803)
Add: Net loss attributable to common units in the Operating Partnership	322	188	525	487
Net loss attributable to Hudson Pacific Properties, Inc. shareholders	$(5,217)	$(2,101)	$(7,855)	$(4,611)
Net loss attributable to shareholders’ per share - basic and diluted	$(0.13)	$(0.07)	$(0.21)	$(0.18)
Weighted average shares of common stock outstanding - basic and diluted	39,772,030	29,161,139	36,546,240	25,575,051
Dividends declared per common share	0.1250	0.1250	0.5000	0.5000

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,229)	$(210)	$(1,761)	$(117)
Other comprehensive loss: cash flow hedge adjustment	(262)	(359)	(353)	(499)
Comprehensive loss	(2,491)	(569)	(2,114)	(616)
Less: Comprehensive income attributable to preferred stock and units	(3,231)	(2,027)	(6,462)	(4,054)
Less: Comprehensive income attributable to restricted shares	(79)	(62)	(157)	(124)
Less: Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	—	10	—	(803)
Less: Comprehensive loss attributable to common units in the Operating Partnership	337	217	546	531
Comprehensive loss attributable to Hudson Pacific Properties, Inc. shareholders	(5,464)	(2,431)	(8,187)	(5,066)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except share and per share amounts)

	Hudson Pacific Properties Inc., Stockholders' Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units	Non- controlling Interests — Interests in Consolidated Entities
Balance, January 1, 2011	22,436,950	$224	$87,500	$411,598	$(3,482)	$6	$65,684	$561,530	$12,475	$40,328
Contributions				—				—
Distributions				(452)				(452)		(41,131)
Proceeds from sale of common stock, net of underwriters discount	7,992,500	80		110,928				111,008
Proceed from private placement	3,125,000	31		45,657				45,688
Common stock issuance transaction costs				(712)				(712)
Series B stock issuance transaction costs				(600)				(600)
Issuance of restricted stock	36,305	1		(1)				—
Forfeiture of restricted stock	(7,535)							—
Shares repurchased	(12,378)							—
Declared Dividend			(3,664)	(7,004)			(652)	(11,320)	(390)
Amortization of stock based compensation				1,313				1,313
Net income (loss)			3,664		(4,487)		(487)	(1,310)	390	$803
Cash Flow Hedge Adjustment						(455)	(44)	(499)
Balance, June 30, 2011	33,570,842	$336	$87,500	$560,727	$(7,969)	$(449)	$64,501	$704,646	$12,475	$—

	Hudson Pacific Properties Inc., Stockholders' Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2012	33,840,854	$338	$87,500	$552,043	$(13,685)	$(883)	$63,356	$688,669	$12,475
Proceeds from sale of common stock, net of underwriters discount	13,225,000	132		190,666				190,798
Common stock issuance transaction costs				(107)				(107)
Issuance of Series B Cumulative Redeemable Preferred Stock			57,500					57,500
Series B stock issuance transaction costs				(1,865)				(1,865)
Issuance of unrestricted stock	3,748							—
Issuance of restricted stock	21,567							—
Shares repurchased	(28,896)			(503)				(503)
Declared Dividend			(6,072)	(10,158)			(625)	(16,855)	(390)
Amortization of stock based compensation				2,016				2,016
Net income (loss)			6,072		(7,698)		(525)	(2,151)	390
Cash Flow Hedge Adjustment						(332)	(21)	(353)
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	155,878	2		3,780			(3,782)	—
Balance, June 30, 2012	47,218,151	$472	$145,000	$735,872	$(21,383)	$(1,215)	$58,403	$917,149	$12,475

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(1,761)	$(117)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,840	21,987
Amortization of deferred financing costs and loan premium, net	644	368
Amortization of stock based compensation	2,002	1,313
Straight-line rent receivables	(2,473)	(2,029)
Amortization of above-market leases	1,921	1,687
Amortization of below-market leases	(3,010)	(1,901)
Amortization of lease incentive costs	45	361
Bad debt expense	406	650
Amortization of ground lease	124	142
Change in operating assets and liabilities:
Restricted cash	(720)	(4,063)
Accounts receivable	(1,916)	(7,558)
Deferred leasing costs and lease intangibles	(1,963)	(1,667)
Prepaid expenses and other assets	(934)	259
Accounts payable and accrued liabilities	4,445	2,550
Security deposits	564	391
Prepaid rent	(813)	2,107
Net cash provided by operating activities	22,401	14,480
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(10,019)	(6,661)
Property acquisitions	(93,476)	—
Deposits for property acquisitions	(8,900)	(1,575)
Net cash used in investing activities	(112,395)	(8,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	83,000	244,500
Payments of notes payable	(132,158)	(311,030)
Proceeds from issuance of common stock	190,798	111,008
Proceeds from private placement of common stock	—	45,688
Common stock issuance transaction costs	(107)	(712)
Proceeds from issuance of Series B cumulative redeemable preferred stock	57,500	—
Series B stock issuance transaction costs	(1,865)	(600)
Dividends paid to common stock and unit holders	(10,783)	(7,656)
Dividends paid to preferred stock and unit holders	(6,462)	(4,054)
Distribution to members	—	(93)
Acqusition of non-controlling member in consolidated real estate entity	—	(41,131)
Payment of loan costs	(1,109)	(4,146)
Net cash provided by financing activities	178,814	31,774
Net increase in cash and cash equivalents	88,820	38,018
Cash and cash equivalents-beginning of period	13,705	48,875
Cash and cash equivalents-end of period	$102,525	$86,893
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$9,054	$8,103
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for investment in property	$3,031	$1,966
Accounts payable and accrued liabilities for distributions to members	$—	$359

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited and in thousands, except square footage and share data or as otherwise noted)

1. Organization

Hudson Pacific Properties, Inc. (which is referred to in these financial statements as the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed on November 9, 2009 that did not have any meaningful operating activity until the consummation of our initial public offering and the related acquisition of our predecessor and certain other entities on June 29, 2010 (“IPO”). Concurrently with the closing of our IPO, we combined with our predecessor and Howard Street Associates, LLC and acquired certain other entities.

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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred on June 29, 2010, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of June 30, 2012, we owned a portfolio of 17 office properties and two media and entertainment properties. All of these properties are located in California. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2011 Annual Report on Form 10-K and the notes thereto. Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the six months ended June 30, 2012 and 2011. There are no properties held for sale at June 30, 2012 or December 31, 2011.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Our goodwill balance as of June 30, 2012 is $8,754. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the six months ended June 30, 2012 and 2011.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At June 30, 2012, the Company has reserved $4 of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $406 and $650 of bad debt expense for the six months ended June 30, 2012 and 2011.

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

The Company held two interest rate contracts as of June 30, 2012, which have been accounted for as cash flow hedges as more fully described in note 6 below. The Company held one interest rate contract at December 31, 2011, which has been accounted for as a cash flow hedge as more fully described in footnote 6 below.

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

The Company periodically evaluates it tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2012, the Company has not established a liability for uncertain tax positions.

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

As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million

Non-designated Hedges

For the six months ended June 30, 2012 and 2011, all of the Company’s derivatives were designated as cash flow hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2012 and December 31, 2011.

	Asset Derivatives			Liability Derivative
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$172	$164	Interest rate contracts	—	—

Total		$172	$164		—	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Beginning Balance of OCI related to interest rate contracts	960	7
Unrealized Loss Recognized in OCI Due to Change in Fair Value of interest rate contracts	(356)	(559)
Loss Reclassified from OCI into Income (as Interest Expense)	3	60
Net Change in OCI	(353)	(499)
Ending Balance of Accumulated OCI Related to Derivatives	607	(492)

Credit-risk-related Contingent Features

As of June 30, 2012, the Company did not have any derivatives that were in a net liability position.

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

In June 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company means the first quarter of 2012. The Company adopted this guidance in the first quarter of 2012 and it did not have an effect on its financial position or results of operations as it only affected presentation.

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

During 2012, we acquired the 1900 Washington property and the 901 Market Street property. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price allocation for each of these acquisitions:

	10900 Washington	901 Market
Date of Acquisition	April 5, 2012	June 1, 2012	Total
Consideration paid
Cash consideration	$2,605	$90,871	$93,476
Debt Assumed	—	—	—
Total consideration	$2,605	$90,871	$93,476
Allocation of consideration paid
Investment in real estate, net	2,600	96,733	99,333
Above-market leases	—	—	—
Leases in-place	—	2,968	2,968
Other lease intangibles	—	1,002	1,002
Fair market unfavorable debt value	—	—	—
Below-market leases	—	(10,249)	(10,249)
Other (liabilities) asset assumed, net	5	417	422
Total consideration paid	$2,605	$90,871	$93,476

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

The table below shows the pro forma financial information for the six months ended June 30, 2012 and 2011 as if these properties had been acquired as of January 1, 2011.

	Six Months Ended June 30,
	2012	2011
Total revenues	$81,754	$80,634
Net loss	$(3,015)	$(1,191)

During the six months ended June 30, 2012, we made a deposit of approximately $8.9 million in connection with a potential acquisition.

4. Lease Intangibles
The following summarizes our deferred leasing cost and lease intangibles as of:

	June 30, 2012	December 31, 2011
Above-market leases	$18,547	$18,748
Lease in-place	56,051	53,876
Below-market ground leases	7,513	7,513
Other lease intangibles	29,501	29,245
Lease commissions	642	642
Deferred leasing costs	10,290	7,988
	122,544	118,012
Accumulated amortization	(44,760)	(33,881)
Deferred leasing costs and lease intangibles, net	$77,784	$84,131

Below-market leases	40,470	30,418
Accumulated accretion	(10,370)	(7,557)
Acquired lease intangible liabilities, net	$30,100	22,861

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

At June 30, 2012, we are in compliance with these covenants. As of June 30, 2012, we had approximately $167.4 million of total capacity under our credit facility, of which nothing had been drawn.

On August 3, 2012, we replaced the $200.0 million secured revolving credit facility with a $250.0 million unsecured revolving credit facility. Please see the Subsequent Events section below for a description of the $250.0 million unsecured revolving credit facility.

The following table sets forth information as of June 30, 2012 with respect to our outstanding indebtedness.

	Outstanding
Debt	June 30, 2012	December 31, 2011	Interest Rate (1)	Maturity Date
Secured Revolving Credit Facility	$—	$121,000	LIBOR+2.50% to 3.25%	6/29/2013
Mortgage loan secured by 625 Second Street (2)	33,700	33,700	5.85%	2/1/2014
Mortgage loan secured by 6922 Hollywood Boulevard (3)	41,750	42,174	5.58%	1/1/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson (4)	92,000	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Rincon Center (5)	108,393	109,032	5.134%	5/1/2018
Mortgage loan secured by First Financial (6)	43,000	—	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington (7)	29,906	—	5.316%	3/11/2022
Subtotal	$348,749	$397,906
Unamortized loan premium, net (8)	1,583	1,965
Total	$350,332	$399,871
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

(4)
On February 11, 2011, we closed a five-year term loan totaling $92 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan was subject to an interest rate contract, which swaps one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016. Beginning with the payment due February 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt amortization of $1,113.

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

The Company presents its financial statements on a consolidated basis. Notwithstanding such presentation, except to the extent expressly indicated, such as in the case of the project financing for our Sunset Gower and Sunset Bronson properties, our separate property owning subsidiaries are not obligors of or under the debt of their respective affiliates and each property owning subsidiary’s separate liabilities do not constitute obligations of its respective affiliates.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

The minimum future annual principal payments due on our secured notes payable at June 30, 2012, excluding the non-cash loan premium amortization, were as follows (in thousands) :

2012 (six months ending December 31, 2012)	$1,431
2013	2,984
2014	38,810
2015	43,593
2016	92,510
2017	3,294
Thereafter	166,127
Total	$348,749

6. Interest Rate Contracts

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

The combined fair market value of the interest rate caps at June 30, 2012 and December 31, 2011 was $172 and $164, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents
Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2012 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at June 30, 2012 are as follows for the years/periods ended December 31. The table does not include rents under leases at our media and entertainment properties with terms of one year or less.

2012 (six months ending December 31, 2012)	$43,753
2013	86,702
2014	77,289
2015	72,629
2016	65,442
2017	48,180
Thereafter	93,463
Total future minimum rents	$487,458
Future Minimum Lease Payments
In conjunction with the acquisition of the Sunset Gower property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) for a portion of the land with an unrelated party. Commencing September 1, 2007, the monthly rent increased to $15, whereas the monthly rent totaled $14 at the time of acquisition. The rental rate is subject to adjustment in March 2011 and every seven years thereafter. As of June 30, 2012, the rental rate adjustment scheduled to occur in March 2011 under this ground lease had not been determined.
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
In conjunction with the acquisition of the 222 Kearny Street building, our subsidiary, Hudson 222 Kearny, LLC, assumed a ground lease (expiring June 14, 2054) with an unrelated party. Minimum rent under the ground lease is the greater of $975 per year or 20.0% of the first $8,000 of the tenant’s “Operating Income” during any “Lease Year,” as such terms are defined in the ground lease. The chart below reflects the $975 per year lease payment.
The following table provides information regarding our future minimum lease payments at June 30, 2012 under these lease agreements.

2012 (six months ending December 31, 2012)	$616
2013	1,231
2014	1,231
2015	1,231
2016	1,231
2017	1,231
Thereafter	44,387
Total future minimum rents	$51,158

8. Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for notes payable are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 instruments. The estimated fair values of interest-rate contract/cap arrangements were derived from estimated values based on observable market data for similar instruments.

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$350,332	$355,573	$399,871	$404,144
Derivative assets, disclosed as “Interest rate contracts”	172	172	164	164

9. Equity

Non-controlling Interests

Common units in the Operating Partnership

Common units in the operating partnership consisted of 2,455,063 common units of partnership interests, or common units, not owned by us. Common units and shares of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. In February 2012, one of our common unit holders required us to redeem 155,878 common units and we elected to issue 155,878 shares of our common stock to satisfy the redemption, at which time our outstanding common units decreased from 2,610,941 common units outstanding to the current 2,455,063 common units outstanding, with a corresponding increase to our outstanding common stock as of the date of such redemption, as reflected in the table below.

Redeemable non-controlling interest in consolidated real estate entity

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Redeemable non-controlling interest in consolidated real estate entity relates to a joint venture relationship with an affiliate of Beacon Capital Partners (“Beacon”), an unrelated third party, in the Rincon Center property. We acquired a 51% interest in a 585,000 square foot commercial space owned by Beacon as described in note 3. We had a call right and Beacon had a put right that, if exercised, obligated us to make an additional investment to acquire the remaining 49% interest in the Rincon Center joint venture in the second quarter of 2011. On February 24, 2011, we exercised the call right and completed the acquisition of Beacon’s 49% interest on April 29, 2011 for a purchase price of $38.7 million (before closing costs and prorations).

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

8.375% Series B Cumulative Redeemable Preferred Stock

8.375% series B cumulative redeemable preferred stock are 5,800,000 shares of 8.375% preferred stock, with a liquidation preference of $25.00 per share, $0.01 par value per share. In December 2010 we completed the public offering of 3,500,000 share of our series B preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ over-allotment option in part). Total proceeds from the offering, after deducting underwriting discount, were approximately $83.9 million (before transaction costs). On January 23, 2012, we completed the public offering of 2,300,000 of our series B cumulative preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ over-allotment option in full). Total proceeds from the offering, after deducting underwriting discount, were approximately $57.5 million (before transaction costs).

Dividends on our series B preferred stock are cumulative from the date of original issue and payable quarterly on or about the last calendar day of each March, June, September and December, at the rate of 8.375% per annum of its $25.00 per share liquidation preference (equivalent to $2.0938 per share per annum). If following a change of control of the Company, either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the New York Stock Exchange, or NYSE, or quoted on the NASDAQ Stock Market, or NASDAQ (or listed or quoted on a successor exchange or quotation system), holders of our series B preferred stock will be entitled to receive cumulative cash dividends from, and including, the first date on which both the change of control occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, at the increased rate of 12.375% per annum per share of the liquidation preference of our series B preferred stock (equivalent to $3.09375 per annum per share) for as long as either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted. Except in instances relating to preservation of our qualification as a REIT or in connection with a change of control of the Company, our series B preferred stock is not redeemable prior to December 10, 2015. On and after December 10, 2015, we may redeem our series B preferred stock in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. If at any time following a change of control either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), we will have the option to redeem our series B preferred stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to, but not including, the redemption date. Our series B preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by us, and it is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. For a full description of the Series B cumulative redeemable preferred stock, please see “Description of our Preferred Stock” in our December 7, 2010 Prospectus.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Secondary Common Stock Offering and Private Placement

On May 3, 2011, we completed the public offering of 6,950,000 shares of common stock and the exercise of the underwriters’ over-allotment option to purchase an additional 1,042,500 shares of our common stock at the public offering price of $14.62 per share. We also completed the private placement of 3,125,000 shares to investment funds affiliated with Farallon Capital Management, L.L.C., at the same price.

Total proceeds from the public offering and the concurrent private placement, after underwriters’ discount, were approximately $156.7 million (before transaction costs). Of the total, approximately $96.5 million was from the public offering of common stock, approximately $14.5 million was from the exercise of the over-allotment option and approximately $45.7 million was from the private placement investment.

May 2012 common stock offering

On May 18, 2012, we completed the public offering of 13,225,000 shares of common stock and the exercise of the underwriters’ over-allotment option to purchase an additional 1,725,000 shares of our common stock at the public offering price of $15.00 per share. Funds affiliated with Farallon Capital Management, L.L.C. acquired 2,000,000 of the shares of common stock offered in this offering.

Total proceeds from the public offering, after underwriters’ discount, were approximately $190.8 million (before transaction costs).

The table below represents the net income attributable to common stockholders and transfers from non controlling interest (in thousands) for the six months ended June 30,:

	2012	2011
Net income (loss) attributable to Hudson Pacific Properties, Inc.	$(1,626)	$(823)
Transfers from the non-controlling interests:
Increase in common stockholders additional paid-in capital for exchange of operating partnership units	3,780	—
Change from net income (loss) attributable to common stockholders and transfer from non-controlling interests	$2,154	$(823)

Dividends

During the second quarter for 2012, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The second quarter dividends were declared on June 11, 2012 to holders of record on June 21, 2012.

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

Stock-Based Compensation

The Board of Directors awards restricted shares to non-employee board members on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members in accordance with our Board of Directors compensation program. The share-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which will be three years.

In addition, the Board of Directors awards restricted shares to employees on an annual basis as part of the employees’ annual compensation. The share-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which will be three years.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

The following table summarizes the restricted share activity for the six months ended ended June 30, 2012 and status of all unvested restricted share awards, to our non-employee board members and employees at June 30, 2012:

Non-vested Shares		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2012	628,666	$14.93
Granted	21,567	16.23
Vested	(95,895)	16.86
Canceled	—	—
Outstanding at June 30, 2012	554,338	$14.65

Six Months Ended June 30,	Non-Vested shares issued		Weighted average grant - dated fair value	Vested Shares	Total Vest-Date fair value (in thousands)
2012	21,567		$16.23	(95,895)	$1,707
2011	31,257	(1)	15.20	(88,237)	1,364
__________________

(1)	Amount includes 1,653 shares canceled during six months ended June 30, 2011.

We recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant.

Hudson Pacific Properties, Inc. 2012 Outperformance Program

On January 1, 2012, the Compensation Committee of our Board of Directors adopted the Hudson Pacific Properties, Inc. 2012 Outperformance Program, or the 2012 Outperformance Program.  Participants in the 2012 Outperformance Program may earn, in the aggregate, up to $10.0 million of stock-settled awards based on our total shareholder return (“TSR”) for the three-year period beginning January 1, 2012 and ending December 31, 2014.  Under the 2012 Outperformance Program, participants will be entitled to share in a performance pool with a value, subject to the $10.0 million cap, equal to the sum of: (i) 4% of the amount by which our TSR during the performance period exceeds 9% simple annual TSR (“the absolute TSR component”), plus (ii) 4% of the amount by which our TSR during the performance period exceeds that of the SNL Equity REIT Index over the performance period (“the relative TSR component”), except that the relative TSR component will be reduced on a linear basis from 100% to 0% for absolute TSR ranging from 7% to 0% simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the performance period (if any). If we attain pro-rated TSR performance goals during 2012 and/or 2013 that yield hypothetical bonus pools of up to $2 million for 2012 performance and/or up to $4 million for combined 2012/2013 performance, stock awards issued under the final bonus pool at the end of the performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2012 or 2013 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $10.0 million bonus pool limitation). At the end of the three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant's bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in restricted stock units (“RSUs”) that vest in equal annual installments over the two years immediately following the performance period (based on continued employment). In addition to these share/RSU payments, each 2012 Outperformance Program award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the performance period on the total number of shares and RSUs ultimately issued or granted in respect of such 2012 Outperformance Program award, had such shares and RSUs been outstanding throughout the performance period.

The cost of the 2012 Outperformance Plan (approximately $3.49 million, subject to adjustment for forfeitures) will be amortized through the final vesting period under a graded vesting expense recognition schedule.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

For the six months ended June 30, 2012, $2,002 of non-cash compensation expense was recognized for all stock compensation, in additional paid-in capital of which $2,016 was recognized in general and administrative expenses. The remaining $14 was capitalized in deferred leasing costs and lease intangibles, net.

10. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2012, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

All of the Company’s Properties are located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the six months ended June 30, 2012 and 2011, approximately 23% and 27%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

Bank of America leases approximately 832,549 square feet of our 1455 Market property for various lease terms ranging between one and seven years. For the six months ended June 30, 2012 and 2011, the Bank of America Lease accounted for approximately 6% and 8%, respectively, of our total revenue.

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
Summary information for the reportable segments for the six months ended June 30, 2012 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$60,502	$18,344	$78,846
Operating expenses	25,134	11,059	36,193
Net operating income	$35,368	$7,285	$42,653
Summary information for the reportable segments for the six months ended June 30, 2011 is as follows:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Office Properties	Media and Entertainment Properties	Total
Revenue	$49,668	$18,543	$68,211
Operating expenses	19,807	10,950	30,757
Net operating income	$29,861	$7,593	$37,454
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	June 30, 2012	June 30, 2011
Net operating income	$42,653	$37,454
General and administrative	(8,665)	(6,208)
Depreciation and amortization	(25,840)	(21,987)
Interest expense	(9,466)	(9,172)
Interest income	7	31
Acquisition-related expenses	(360)	—
Other expense	(90)	(235)
Net loss	$(1,761)	$(117)
There were no inter-segment sales or transfers during either of the six months ended June 30, 2012 and 2011.

12. Subsequent Events

Financings

On August 3, 2012, we replaced our $200.0 million secured revolving credit facility with a $250.0 million unsecured revolving credit facility with a group of lenders for which Wells Fargo Bank, N.A. acts as administrative agent and its affiliate acts as joint lead arranger, Bank of America, N.A. acts as joint lead arranger and, together with Barclays Capital, acts as joint syndication agent, and Keybank National Association acts as documentation agent. Our Operating Partnership is the borrower under our new unsecured revolving credit facility. The facility is required to be guaranteed by us and all of our subsidiaries that own unencumbered properties. The facility includes an accordion feature that allows us to increase the availability by $150.0 million, to $400.0 million, under specified circumstances and subject to receiving commitments from lenders.
Our facility bears interest at a rate per annum equal to LIBOR plus 155 basis points to 220 basis points, depending on our leverage ratio. If the Company obtains a credit rating for its senior unsecured long term indebtedness, it may make an irrevocable election to change the interest rate for the facility to a rate per annum equal to Libor plus 100 basis points to 185 basis points, depending on the credit rating. Our facility is subject to a facility fee in an amount equal to our unused commitments multiplied by a rate per annum equal to 25 basis points to 35 basis points, depending on our usage of the facility, or, if we make the credit rating election, in an amount equal to the aggregate amount of our commitments multiplied by a rate per annum equal to 15 basis points to 45 basis points, depending upon the credit rating. The amount available for us to borrow under the facility is subject to compliance with our covenants, including the following financial covenants:

•	a maximum leverage ratio (defined as consolidated total indebtedness plus our pro rata share of indebtedness of unconsolidated affiliates to total asset value) of 0.60:1.00;

•
a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) plus our pro rata share of EBITDA of unconsolidated affiliates to fixed charges) of 1.50:1.00;

•
a maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness plus our pro rata share of secured indebtedness of unconsolidated affiliates to total asset value) of 0.60:1:00 for the first 2 years of the facility and 0.55:1:00 thereafter;

•
a maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness plus our pro rata share of unsecured indebtedness of unconsolidated affiliates to total unencumbered asset value) of 0.60:1:00;

•
a minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties plus our pro rata share of net operating income from unencumbered properties to unsecured interest expense) of 1.60:1.00; and

•	a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility but including unsecured lines of credit to total asset value) of 0.15:1.00.

In addition to these covenants, the facility also includes certain limitations on dividend payouts and distributions, limits on certain types of investments outside of our primary business, and other customary affirmative and negative covenants. Our ability to borrow under the facility is subject to continued compliance with these covenants. As of the closing of the new credit facility, we had the ability to borrow up to $208.0 million, of which nothing had been drawn.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the six months ended June 30, 2012 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on form 10-K for the year ended December 31, 2011. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on form 10-K for the year ended December 31, 2011 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through June 30, 2012 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	544,602
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
City Plaza	8/26/2008	333,922
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	104,234
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,012,012
Rincon Center (1)	12/16/2010	580,850
10950 Washington	12/22/2010	158,873
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	51,710
625 Second Street	9/1/2011	136,906
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	212,319
Total		4,676,286

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

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $6.6 million, or 27.5%, to $30.6 million for the three months ended June 30, 2012 compared to $24.0 million for the three months ended June 30, 2011. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $4.8 million, or 26.8%, to $22.6 million for the three months ended June 30, 2012 compared to $17.8 million for the three months ended June 30, 2011. The increase in rental revenue was primarily the result of rental revenue from office properties acquired during the third and fourth quarters of 2011.

Office Tenant Recoveries. Office tenant recoveries increased $0.6 million, or 12.7%, to $5.6 million for the three months ended June 30, 2012 compared to $5.0 million for the three months ended June 30, 2011. The increase in tenant recoveries was primarily the result of recoveries from office properties acquired during the third and fourth quarters of 2011.

Office Parking and Other Revenue. Office parking and other revenue increased $1.2 million, or 95.5%, to $2.5 million for the three months ended June 30, 2012 compared to $1.3 million for the three months ended June 30, 2011. The increase in parking and other revenue was primarily the result of revenue from office properties acquired during the third and fourth quarters of 2011.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $0.6 million, or 6.5%, to $10.0 million for the three months ended June 30, 2012 compared to $9.4 million for the three months ended June 30, 2011. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue increased $0.2 million, or 3.8%, to $5.8 million for the three months ended June 30, 2012 compared to $5.6 million for the three months ended June 30, 2011. The increase in rental revenue resulted from higher occupancy compared to the same quarter a year ago.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue increased $0.5 million, or 14.0%, to $3.7 million for the three months ended June 30, 2012 compared to $3.2 million for the three months ended June 30, 2011. The increase in other property-related revenue was primarily due to an increase in lighting equipment rental revenue, parking revenue, telecom revenue, and other production-related revenue stemming from higher production activity at our media and entertainment properties.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $8.9 million, or 30.8%, to $37.9 million for the three months ended June 30, 2012 compared to $29.0 million for the three months ended June 30, 2011. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $4.2 million, or 44.5%, to $13.8 million for the three months ended June 30, 2012 compared to $9.5 million for the three months ended June 30, 2011. The increase in operating expenses was primarily due to the acquisitions of office properties during the third and fourth quarters of 2011, a one-time property tax savings in the second quarter of 2011 for periods prior to 2011, and a supplemental property tax expense for periods prior to the current year on our Technicolor property of approximately $0.9 million for periods dating back to completion of its construction in 2008.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $0.5 million, or 9.0%, to $6.3 million for the three months ended June 30, 2012 compared to $5.8 million for the three months ended June 30, 2011. The increase in operating expenses was primarily due to an increase in lighting equipment rental expense and other production-related expenses stemming from higher production activity at our media and entertainment properties.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $1.1 million, or 35.6%, to $4.2 million for the three months ended June 30, 2012 compared to $3.1 million for the three months ended June 30, 2011. The increase in general and administrative expenses was primarily due to the adoption of the the 2012 Outperformance Program and increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $3.1 million, or 29.0%, to $13.7 million for the three months ended June 30, 2012 compared to $10.6 million for the three months ended June 30, 2011. The increase was primarily due to the depreciation associated with the acquisitions of office properties during the third and fourth quarters of 2011.

Other Expense (Income)

Interest Expense. Interest expense remained relatively flat for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Acquisition-related expenses. Other expense included acquisition-related expenses of $0.3 million in the three months ended June 30, 2012, with no comparable activity in the three months ended June 30, 2011.

Net Income (Loss)

Net loss for the three months ended June 30, 2012 was $2.2 million compared to net loss of $0.2 million for the three months ended June 30, 2011. The increase in net loss was primarily due to higher operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, and acquisition-related expenses, offset by higher office revenues primarily relating to acquisitions in the third and fourth quarter of 2011 and higher media revenues, all as described above.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $10.8 million, or 21.8%, to $60.5 million for the six months ended June 30, 2012 compared to $49.7 million for the six months ended June 30, 2011. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $9.6 million, or 27.3%, to $45.0 million for the six months ended June 30, 2012 compared to $35.3 million for the six months ended June 30, 2011. The increase in rental revenue was primarily the result of rental revenue from office properties acquired during the third and fourth quarters of 2011.

Office Tenant Recoveries. Office tenant recoveries increased $1.0 million, or 10.6%, to $11.0 million for the six months ended June 30, 2012 compared to $9.9 million for the six months ended June 30, 2011. The increase in tenant recoveries was primarily the result of recoveries from office properties acquired during the third and fourth quarters of 2011.

Office Parking and Other Revenue. Office parking and other revenue increased $0.2 million, or 3.4%, to $4.6 million for the six months ended June 30, 2012 compared to $4.4 million for the six months ended June 30, 2011. The increase in parking and other revenue was primarily the result of revenue from office properties acquired during the third and fourth quarters of 2011.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues remained relatively flat for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The items that contributed to the period-over-period total revenue results are discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue remained relatively flat for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue remained relatively flat for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $11.7 million, or 19.9%, to $70.7 million for the six months ended June 30, 2012 compared to $59.0 million for the six months ended June 30, 2011. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $5.3 million, or 26.9%, to $25.1 million for the six months ended June 30, 2012 compared to $19.8 million for the six months ended June 30, 2011. The increase in operating expenses was primarily due to the acquisitions of office properties during the third and fourth quarters of 2011, a one-time property tax savings in the second quarter of 2011 for periods prior to 2011, and a supplemental property tax expense for periods prior to the current year on our Technicolor property of approximately $0.9 million for periods dating back to its completion in 2008.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses remained relatively flat for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $2.5 million, or 39.6%, to $8.7 million for the six months ended June 30, 2012 compared to $6.2 million for the six months ended June 30, 2011. The increase in general and administrative expenses was primarily due to the adoption of the the 2012 Outperformance Program and increased staffing to meet operational needs arising from the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $3.9 million, or 17.5%, to $25.8 million for the six months ended June 30, 2012 compared to $22.0 million for the six months ended June 30, 2011. The increase was primarily due to the depreciation associated with the acquisitions of office properties during the third and fourth quarters of 2011.

Other Expense (Income)

Interest Expense. Interest expense increased $0.3 million or 3.2% to $9.5 million for the six months ended June 30, 2012 compared to $9.2 million for the six months ended June 30, 2011. The increase was primarily due to the increased indebtedness associated with the acquisitions of office properties during the third and fourth quarters of 2011.

Acquisition-related expenses. Other expense included acquisition-related expenses of $0.4 million for the six months ended June 30, 2012, with no comparable activity in the six months ended June 30, 2011.

Net Loss

Net loss for the six months ended June 30, 2012 was $1.8 million compared to net loss of $0.1 million for the six months ended June 30, 2011. The increase in net loss was primarily due to higher operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, and the one-time property tax items, partially offset by higher revenues as a result of acquisitions in the third and fourth quarter of 2011, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Our ratio of debt to total market capitalization was approximately 26.3% (counting series A preferred units as debt) as of June 30, 2012. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness. We had approximately $102.5 million of cash and cash equivalents at June 30, 2012. In addition, the lead arrangers for our secured credit facility have secured commitments that will allow borrowings of up to $200 million. As of June 30, 2012, we had approximately $167.4 million of total capacity under our credit facility, of which nothing had been drawn. We intend to use the secured credit facility, among other things, to finance the acquisition of properties, to refinance indebtedness, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
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
We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about the Company.
Cash Flows
Comparison of six months ended June 30, 2012 to six months ended June 30, 2011 is as follows:

	Six Months Ended June 30,
	2012	2011	Dollar Change	Percentage change
	($ in thousands)
Net cash provided by operating activities	22,401	14,480	7,921	54.7%
Net cash used in investing activities	(112,395)	(8,236)	(104,159)	1,264.7%
Net cash provided by financing activities	178,814	31,774	147,040	462.8%

Cash and cash equivalents were $102.5 million and $13.7 million at June 30, 2012 and December 31, 2011, respectively.

Operating Activities
Net cash provided by operating activities increased by $7.9 million to $22.4 million for the six months ended June 30, 2012 compared to $14.5 million for the six months ended June 30, 2011. The increase was primarily due to a decrease in outstanding receivables, an increase in outstanding accounts payable and an increase in cash NOI, as defined, from our office properties, primarily from the acquisitions of office properties in the third and fourth quarters of 2011, and a decrease in restricted cash, all of which were partially offset by an increase in general and administrative expenses, a decrease in prepaid rent primarily associated with our KTLA lease, compared to the six months ended June 30, 2011. The increase in office properties cash NOI for the six months ended June 30, 2012 would have been higher if the prior year early lease termination payment from a tenant at our City Plaza property is disregarded.

Investing Activities
Net cash used in investing activities increased $104.2 million to $112.4 million for the six months ended June 30, 2012 compared to $8.2 million for six months ended June 30, 2011. The increase was primarily due to the acquisition of 901 Market in June 2012 and a deposit for another potential acquisition.

Financing Activities
Net cash provided by financing activities increased $147.0 million to $178.8 million for the six months ended June 30, 2012 compared to $31.8 million for the six months ended June 30, 2011. The increase was due to higher net proceeds from the issuance of common stock, the issuance of our series B preferred stock, and lower repayment of indebtedness, as compared to the prior year, which was partially offset by payoff of the Rincon minority interest in 2011, with no comparable activity in 2012, lower new financings, and increased distributions, compared to the six months ended June 30, 2011.
Indebtedness

Our indebtedness creates the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts in respect of our indebtedness and other obligations. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.
As of June 30, 2012, we had outstanding notes payable of $348.7 million (before loan premium), of which $92.0 million, or 26.4%, was variable rate debt, and is also subject to the interest rate contract described in footnote 4 in the table below.
The following table sets forth information as of June 30, 2012 with respect to our outstanding indebtedness.

	Outstanding
Debt	June 30, 2012	Interest Rate (1)	Maturity Date
Secured Revolving Credit Facility	$—	LIBOR+2.50% to 3.25%	6/29/2013
Mortgage loan secured by 625 Second Street (2)	33,700	5.85%	2/1/2014
Mortgage loan secured by 6922 Hollywood Boulevard (3)	41,750	5.58%	1/1/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson (4)	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Rincon Center (5)	108,393	5.134%	5/1/2018
Mortgage loan secured by First Financial (6)	43,000	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington (7)	29,906	5.316%	3/11/2022
Subtotal	$348,749
Unamortized loan premium, net (8)	1,583
Total	$350,332
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

(4)
On February 11, 2011, we closed a five-year term loan totaling $92 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37.0 million of the loan was subject to an interest rate contract, which swaps one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016. Beginning with the payment due February 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt amortization of $1,113.

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
Contractual Obligations and Commitments
During the second quarter of 2012, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

As of June 30, 2012, we had nothing drawn under our secured credit facility, which facility is not subject to an interest rate hedge. Therefore, with respect to the combined $92.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties, if one-month LIBOR as of June 30, 2012 was to increase by 100 basis points, or 1.0%, the resulting increase in interest expense would impact our future earnings and cash flows by $0.9 million.
As of June 30, 2012, we had outstanding notes payable of $348.7 million (before loan premium), of which $92.0 million, or 26.4%, was variable rate debt, and is subject to the interest rate contract described above, and $256.7 million of which was fixed rate secured mortgage loans. As of June 30, 2012, the estimated fair value of our fixed rate secured mortgage loans was $263.6 million.

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
As of June 30, 2012, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. As of June 30, 2012, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

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

On May 18, 2012, we completed an underwritten public offering of 13,225,000 shares of our common stock, $0.01 par value per share, for net proceeds of approximately $190.5 million, after deducting the underwriting discount and estimated expenses payable by us. We contributed the net proceeds of the offering to our Operating Partnership in exchange for 13,225,000 common units of partnership interests in the Operating Partnership. The Operating Partnership will use the net proceeds to finance the acquisitions of 901 Market Street and the Olympic Bundy properties, to repay indebtedness under its secured revolving credit facility, and for general corporate purposes.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
None.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.(2)
3.2	Amended and Restated Bylaws of Hudson Pacific Properties, Inc.(2)
3.3	Form of Articles Supplementary of Hudson Pacific Properties, Inc.(9)
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.(5)
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.(9)
10.1	Form of Second Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.(9)

10.2	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.(8)
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.(8)
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Howard S. Stern.(8)
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.(8)
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.(8)
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.(8)
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.(8)
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark Burnett.(8)
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.(8)
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.(8)
10.12	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.(8)
10.13	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.(8)
10.14	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.(8)
10.15	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(5) *
10.16	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(5) *
10.17	Hudson Pacific Properties, Inc. Director Stock Plan.(9) *
10.18	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(2) *
10.19	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Howard S. Stern.(2) *
10.20	Employment Agreement, dated as of May 14, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(4) *
10.21	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(2) *
10.22	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and Dale Shimoda.(2) *
10.23	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
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
10.57
Credit Agreement by and among Hudson Pacific Properties, L.P. and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Lead Arrangers and Joint Bookrunners, Bank of America, N.A., and Barclays Bank PLC, as Syndication Agents, and Keybank National Association, as Documentation Agent, dated August 3, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(18)
101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
*	Denotes a management contract or compensatory plan or arrangement.
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 8, 2012	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)