Form 10-Q
period 2012-09-30
Hudson Pacific Properties, Inc.
filed 2012-11-09
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
The number of shares of common stock outstanding at November 1, 2012 was 47,220,023.

Hudson Pacific Properties, Inc.
FORM 10-Q
September 30, 2012

		Page
PART I — FINANCIAL INFORMATION		3

	Consolidated Balance Sheets for Hudson Pacific Properties, Inc. as of September 30, 2012 (Unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for Hudson Pacific Properties, Inc. for the three and nine months ended September 30, 2012 and 2011 (Unaudited)	4
	Consolidated Statements of Comprehensive (Loss) Income for Hudson Pacific Properties, Inc. for the three and nine months ended September 30, 2012 and 2011 (Unaudited)	5
	Consolidated Statements of Equity for Hudson Pacific Properties, Inc. for the nine months ended September 30, 2012 and 2011 (Unaudited)	6
	Consolidated Statements of Cash Flows for Hudson Pacific Properties, Inc. for the nine months ended September 30, 2012 and 2011 (Unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	34

PART II — OTHER INFORMATION		34

ITEM 1.	Legal Proceedings	34

ITEM 1A.	Risk Factors	34

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

ITEM 6.	Exhibits	36

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$464,693	$368,608
Building and improvements	696,003	601,812
Tenant improvements	68,213	69,021
Furniture and fixtures	11,660	11,536
Property under development	19,080	9,527
Total real estate held for investment	1,259,649	1,060,504
Accumulated depreciation and amortization	(75,892)	(53,329)
Investment in real estate, net	1,183,757	1,007,175
Cash and cash equivalents	27,288	13,705
Restricted cash	10,697	9,521
Accounts receivable, net	8,833	8,963
Notes receivable	4,000	—
Straight-line rent receivables	14,047	10,801
Deferred leasing costs and lease intangibles, net	74,389	84,131
Deferred finance costs, net	6,331	5,079
Interest rate contracts	92	164
Goodwill	8,754	8,754
Prepaid expenses and other assets	6,630	4,498
TOTAL ASSETS	$1,344,818	$1,152,791
LIABILITIES AND EQUITY
Notes payable	$359,454	$399,871
Accounts payable and accrued liabilities	22,882	12,469
Below-market leases	28,714	22,861
Security deposits	5,974	5,651
Prepaid rent	7,143	10,795
TOTAL LIABILITIES	424,167	451,647
6.25% series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares and 3,500,000 shares outstanding at September 30, 2012 and December 31, 2011, respectively	145,000	87,500
Common Stock, $0.01 par value 490,000,000 authorized, 47,219,875 shares and 33,840,854 shares outstanding at September 30, 2012 and December 31, 2011, respectively	472	338
Additional paid-in capital	730,783	552,043
Accumulated other comprehensive (loss) income	(1,283)	(883)
Accumulated deficit	(24,709)	(13,685)
Total Hudson Pacific Properties, Inc. stockholders’ equity	850,263	625,313
Non-controlling common units in the Operating Partnership	57,913	63,356
TOTAL EQUITY	908,176	688,669
TOTAL LIABILITIES AND EQUITY	$1,344,818	$1,152,791
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Office
Rental	$23,551	$18,950	$68,522	$54,285
Tenant recoveries	4,969	6,206	15,942	16,130
Parking and other	2,545	1,580	7,103	5,989
Total office revenues	31,065	26,736	91,567	76,404
Media & entertainment
Rental	6,075	5,188	17,331	16,260
Tenant recoveries	406	402	1,071	1,261
Other property-related revenue	4,476	4,579	10,797	11,092
Other	44	12	146	111
Total media & entertainment revenues	11,001	10,181	29,345	28,724
Total revenues	42,066	36,917	120,912	105,128
Operating expenses
Office operating expenses	13,042	12,785	38,176	32,592
Media & entertainment operating expenses	6,934	6,123	17,993	17,073
General and administrative	4,157	2,844	12,822	9,052
Depreciation and amortization	13,582	11,036	39,422	33,023
Total operating expenses	37,715	32,788	108,413	91,740
Income from operations	4,351	4,129	12,499	13,388
Other expense (income)
Interest expense	4,511	4,073	13,977	13,245
Interest income	(142)	(36)	(149)	(67)
Acquisition-related expenses	455	762	815	762
Other expenses (income)	(199)	133	(109)	368
	4,625	4,932	14,534	14,308
Net loss	(274)	(803)	(2,035)	(920)
Less: Net income attributable to preferred stock and units	(3,231)	(2,027)	(9,693)	(6,081)
Less: Net income attributable to restricted shares	(69)	(53)	(226)	(177)
Less: Net income attributable to non-controlling interest in consolidated real estate entities	—	—	—	(803)
Add: Net loss attributable to common units in the Operating Partnership	179	211	704	698
Net loss attributable to Hudson Pacific Properties, Inc. common shareholders	$(3,395)	$(2,672)	$(11,250)	$(7,283)
Net loss attributable to common shareholders’ per share - basic and diluted	$(0.07)	$(0.08)	$(0.28)	$(0.26)
Weighted average shares of common stock outstanding - basic and diluted	46,668,862	33,146,334	39,945,249	28,126,546
Dividends declared per common share	0.1250	0.1250	0.3750	0.3750

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(274)	$(803)	$(2,035)	$(920)
Other comprehensive loss: cash flow hedge adjustment	(72)	(429)	(425)	(928)
Comprehensive loss	(346)	(1,232)	(2,460)	(1,848)
Less: Comprehensive income attributable to preferred stock and units	(3,231)	(2,027)	(9,693)	(6,081)
Less: Comprehensive income attributable to restricted shares	(69)	(53)	(226)	(177)
Less: Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	—	—	—	(803)
Less: Comprehensive loss attributable to common units in the Operating Partnership	183	242	729	773
Comprehensive loss attributable to Hudson Pacific Properties, Inc. shareholders	(3,463)	(3,070)	(11,650)	(8,136)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders' Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units	Non- controlling Interests — Interests in Consolidated Entities
Balance, January 1, 2011	22,436,950	$224	$87,500	$411,598	$(3,482)	$6	$65,684	$561,530	$12,475	$40,328
Contributions				—				—
Distributions				(452)				(452)		(41,131)
Proceeds from sale of common stock, net of underwriters' discount	7,992,500	80		110,928				111,008
Proceed from private placement	3,125,000	31		45,657				45,688
Common stock issuance transaction costs				(1,283)				(1,283)
Series B stock issuance transaction costs				(600)				(600)
Issuance of restricted stock	37,917	1		(1)				—
Forfeiture of restricted stock	(7,535)							—
Shares repurchased	(12,378)							—
Declared Dividend			(5,496)	(11,201)			(978)	(17,675)	(585)
Amortization of stock based compensation				2,004				2,004
Net income (loss)			5,496		(7,106)		(698)	(2,308)	585	$803
Cash Flow Hedge Adjustment						(853)	(75)	(928)
Balance, September 30, 2011	33,572,454	$336	$87,500	$556,650	$(10,588)	$(847)	$63,933	$696,984	$12,475	$—

	Hudson Pacific Properties, Inc. Stockholders' Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2012	33,840,854	$338	$87,500	$552,043	$(13,685)	$(883)	$63,356	$688,669	$12,475
Proceeds from sale of common stock, net of underwriters' discount	13,225,000	132		190,666				190,798
Common stock issuance transaction costs				(485)				(485)
Issuance of Series B Cumulative Redeemable Preferred Stock			57,500					57,500
Series B stock issuance transaction costs				(1,870)				(1,870)
Issuance of unrestricted stock	5,472							—
Issuance of restricted stock	21,567							—
Shares repurchased	(28,896)			(503)				(503)
Declared Dividend			(9,108)	(16,060)			(932)	(26,100)	(585)
Amortization of stock based compensation				3,212				3,212
Net income (loss)			9,108		(11,024)		(704)	(2,620)	585
Cash Flow Hedge Adjustment						(400)	(25)	(425)
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	155,878	2		3,780			(3,782)	—
Balance, September 30, 2012	47,219,875	$472	$145,000	$730,783	$(24,709)	$(1,283)	$57,913	$908,176	$12,475

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(2,035)	$(920)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,422	33,023
Amortization of deferred financing costs and loan premium, net	876	747
Amortization of stock based compensation	3,198	2,004
Straight-line rent receivables	(3,246)	(2,247)
Amortization of above-market leases	2,736	2,482
Amortization of below-market leases	(5,091)	(2,847)
Amortization of lease incentive costs	68	384
Bad debt expense	489	865
Amortization of ground lease	185	204
Change in operating assets and liabilities:
Restricted cash	(1,176)	(5,503)
Accounts receivable	(359)	(7,145)
Deferred leasing costs and lease intangibles	(3,679)	(2,867)
Prepaid expenses and other assets	(2,087)	(1,954)
Accounts payable and accrued liabilities	13,832	9,299
Security deposits	209	651
Prepaid rent	(3,652)	1,911
Net cash provided by operating activities	39,690	28,087
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(13,667)	(10,147)
Property acquisitions	(184,297)	(57,162)
Acquisition of Notes receivable	(4,000)	—
Deposits for property acquisitions	—	(3,085)
Net cash used in investing activities	(201,964)	(70,394)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	93,000	277,500
Payments of notes payable	(132,844)	(354,521)
Proceeds from issuance of common stock	190,798	111,008
Proceeds from private placement of common stock	—	45,688
Common stock issuance transaction costs	(485)	(1,283)
Proceeds from issuance of Series B cumulative redeemable preferred stock	57,500	—
Series B stock issuance transaction costs	(1,870)	(600)
Dividends paid to common stock and unit holders	(16,992)	(12,179)
Dividends paid to preferred stock and unit holders	(9,693)	(6,081)
Distribution to members	—	(93)
Acquisition of non-controlling member in consolidated real estate entity	—	(41,131)
Repurchase of vested restricted stock	(503)	—
Payment of loan costs	(3,054)	(4,161)
Net cash provided by financing activities	175,857	14,147
Net increase in cash and cash equivalents	13,583	(28,160)
Cash and cash equivalents - beginning of period	13,705	48,875
Cash and cash equivalents - end of period	$27,288	$20,715
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$13,176	$12,527
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for investment in property	$3,411	$1,701
Accounts payable and accrued liabilities for distributions to members	$—	$359
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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred on June 29, 2010, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of September 30, 2012, we owned a portfolio of 18 office properties and two media and entertainment properties. All of these properties are located in California. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend all of their time on development activities are also capitalized and allocated to the projects to which they relate. Interest is capitalized on the construction in progress at a rate equal to the Company's weighted average cost of debt. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred.

The Company computes depreciation using the straight-line method over the estimated useful lives of a range of 39 years for building and improvements, 15 years for land improvements, 5 or 7 years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the nine months ended September 30, 2012 and 2011. There are no properties held for sale at September 30, 2012 or December 31, 2011.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of September 30, 2012 is $8,754. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the nine months ended September 30, 2012 and 2011.

Cash and Cash Equivalents

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At September 30, 2012, the Company has reserved $4 of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $489 and $865 of bad debt expense for the nine months ended September 30, 2012 and 2011.

Notes Receivable

Notes receivable consist of a loan we acquired on August 14, 2012 from Jeffries LoanCore LLC in the amount of $4.0 million. The borrower under the loan is WIP 3401 Expo BLVD Mezz, LLC (“WEBM”), which is the sole member of WIP 3401 Expo BLVD, LLC (“WEB”), the owner of that certain property located at 3401 Exposition Blvd. in Santa Monica, California. The property is an approximately 55,000 square foot office and industrial building currently being renovated for creative office uses. The loan is secured by, among other things, WEBM’s membership interest in WEB, bears interest at the rate of LIBOR plus 1300 basis points (subject to a 100 basis points floor on LIBOR), and is scheduled to mature on June 9, 2014, subject to three one-year extension options. The interest recognized on this loan is included in interest income in the accompanying consolidated statements of operations. The carrying value of the loan approximates fair value as it was negotiated based upon fair value of loans with similar characteristics. The loan generated income of $89 for the nine months ended September 30, 2012.

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

The Company held two interest rate contracts as of September 30, 2012, which have been accounted for as cash flow hedges as more fully described in note 6 below. The Company held one interest rate contract at December 31, 2011, which has been accounted for as a cash flow hedge as more fully described in footnote 6 below.

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

The Company periodically evaluates its tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2012, the Company has not established a liability for uncertain tax positions.

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

As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million

Non-designated Hedges

For the nine months ended September 30, 2012 and 2011, all of the Company’s derivatives were designated as cash flow hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2012 and December 31, 2011.

	Asset Derivatives			Liability Derivative
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$92	$164	Interest rate contracts	—	—

Total		$92	$164		—	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
Beginning Balance of OCI related to interest rate contracts	1,036	70
Unrealized Loss Recognized in OCI Due to Change in Fair Value of interest rate contracts	436	1,003
Loss Reclassified from OCI into Income (as Interest Expense)	(11)	(75)
Net Change in OCI	425	928
Ending Balance of Accumulated OCI Related to Derivatives	1,461	998

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Credit-risk-related Contingent Features

As of September 30, 2012, the Company did not have any derivatives that were in a net liability position.

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

During 2012, we acquired the 10900 Washington property, the 901 Market Street property, the Olympic Bundy property and the 1455 Gordon Street property. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price allocation for each of these acquisitions:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	10900 Washington	901 Market	Olympic Bundy	1455 Gordan Street
Date of Acquisition	April 5, 2012	June 1, 2012	September 5, 2012	September 21, 2012	Total
Consideration paid
Cash consideration	$2,605	$90,871	$88,436	$2,385	$184,297
Debt Assumed	—	—	—	—	—
Total consideration	$2,605	$90,871	$88,436	$2,385	$184,297
Allocation of consideration paid
Investment in real estate, net	2,600	97,187	88,024	2,384	190,195
Above-market leases	—	—	—	—	—
Leases in-place	—	2,968	1,325	96	4,389
Other lease intangibles	—	548	46	22	616
Fair market unfavorable debt value	—	—	—	—	—
Below-market leases	—	(10,249)	(666)	(27)	(10,942)
Other (liabilities) asset assumed, net	5	417	(293)	(90)	39
Total consideration paid	$2,605	$90,871	$88,436	$2,385	$184,297

The table below shows the pro forma financial information for the nine months ended September 30, 2012 and 2011 as if these properties had been acquired as of January 1, 2011.

	Nine Months Ended September 30,
	2012	2011
Total revenues	$128,609	$128,681
Net loss	$(1,638)	$602

4. Lease Intangibles
The following summarizes our deferred leasing cost and lease intangibles as of:

	September 30, 2012	December 31, 2011
Above-market leases	$18,440	$18,748
Lease in-place	56,840	53,876
Below-market ground leases	7,513	7,513
Other lease intangibles	29,305	29,245
Lease commissions	642	642
Deferred leasing costs	10,612	7,988
	123,352	118,012
Accumulated amortization	(48,963)	(33,881)
Deferred leasing costs and lease intangibles, net	$74,389	$84,131

Below-market leases	40,966	30,418
Accumulated accretion	(12,252)	(7,557)
Acquired lease intangible liabilities, net	$28,714	22,861

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

5. Notes Payable

Senior Unsecured Revolving Credit Facility

On August 3, 2012, we replaced our $200.0 million secured revolving credit facility with a $250.0 million unsecured revolving credit facility with a group of lenders for which Wells Fargo Bank, N.A. acts as administrative agent and its affiliate acts as joint lead arranger, Bank of America, N.A. acts as joint lead arranger and, together with Barclays Capital, acts as joint syndication agent, and Keybank, N.A., acts as documentation agent. Our Operating Partnership is the borrower under our new unsecured revolving credit facility. The facility is required to be guaranteed by us and all of our subsidiaries that own unencumbered properties. The facility includes an accordion feature that allows us to increase the availability by $150.0 million, to $400.0 million, under specified circumstances and subject to receiving commitments from lenders.
Our facility bears interest at a rate per annum equal to LIBOR plus 155 basis points to 220 basis points, depending on our leverage ratio. If the Company obtains a credit rating for its senior unsecured long term indebtedness, it may make an irrevocable election to change the interest rate for the facility to a rate per annum equal to LIBOR plus 100 basis points to 185 basis points, depending on the credit rating. Our facility is subject to a facility fee in an amount equal to our unused commitments multiplied by a rate per annum equal to 25 basis points to 35 basis points, depending on our usage of the facility, or, if we make the credit rating election, in an amount equal to the aggregate amount of our commitments multiplied by a rate per annum equal to 15 basis points to 45 basis points, depending upon the credit rating. The amount available for us to borrow under the facility is subject to compliance with certain covenants, including the following financial covenants:

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

•
a maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness plus our pro rata share of secured indebtedness of unconsolidated affiliates to total asset value) of 0.60:1:00 through and including August 3, 2014 and 0.55:1:00 thereafter;

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
As of September 30, 2012, we were in compliance with our facility's financial covenants. As of September 30, 2012, we had approximately $202.2 million of total capacity under our credit facility, of which $10.0 million had been drawn.
The following table sets forth information as of September 30, 2012 with respect to our outstanding indebtedness.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Outstanding
Debt	September 30, 2012	December 31, 2011	Interest Rate (1)	Maturity Date
Unsecured Revolving Credit Facility	$10,000	$121,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street (2)	33,700	33,700	5.85%	2/1/2014
Mortgage loan secured by 6922 Hollywood Boulevard (3)	41,536	42,174	5.58%	1/1/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson (4)	92,000	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Rincon Center (5)	108,014	109,032	5.134%	5/1/2018
Mortgage loan secured by First Financial (6)	43,000	—	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington (7)	29,812	—	5.316%	3/11/2022
Subtotal	$358,062	$397,906
Unamortized loan premium, net (8)	1,392	1,965
Total	$359,454	$399,871
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

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

The minimum future annual principal payments due on our secured and unsecured notes payable at September 30, 2012, excluding the non-cash loan premium amortization, were as follows (in thousands) :

2012 (three months ending December 31, 2012)	$753
2013	12,962
2014	38,787
2015	43,569
2016	92,481
2017	3,268
Thereafter	166,242
Total	$358,062

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

The combined fair market value of the interest rate caps at September 30, 2012 and December 31, 2011 was $92 and $164, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents
Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2012 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at September 30, 2012 are as follows for the years/periods ended December 31. The table does not include rents under leases at our media and entertainment properties with terms of one year or less.

2012 (three months ending December 31, 2012)	$21,408
2013	85,274
2014	76,512
2015	72,170
2016	67,223
2017	51,156
Thereafter	100,505
Total future minimum rents	$474,248
Future Minimum Lease Payments
In conjunction with the acquisition of the Sunset Gower property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) for a portion of the land with an unrelated party. The rental rate is subject to adjustment in March 2011 and every seven years thereafter. As a result of the March 2011 rent adjustment, monthly rent increased to $31, whereas the monthly rent totaled $14 at the time of acquisition.
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
The following table provides information regarding our future minimum lease payments at September 30, 2012 under these lease agreements.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

2012 (three months ending December 31, 2012)	$354
2013	1,417
2014	1,417
2015	1,417
2016	1,417
2017	1,417
Thereafter	52,242
Total future minimum rents	$59,681

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

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$359,454	$364,335	$399,871	$404,144
Derivative assets, disclosed as “Interest rate contracts”	92	92	164	164

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

May 2011 Secondary Common Stock Offering and Private Placement

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

February 2012 Exchange of Common Units for Common Stock

The table below represents the net income attributable to common stockholders and transfers from non-controlling interest (in thousands) for the nine months ended:

	September 30,
	2012	2011
Net income (loss) attributable to Hudson Pacific Properties, Inc.	$(1,916)	$(1,610)
Transfers from the non-controlling interests:
Increase in common stockholders additional paid-in capital for exchange of operating partnership units	3,780	—
Change from net income (loss) attributable to common stockholders and transfer from non-controlling interests	$1,864	$(1,610)

Dividends

During the third quarter for 2012, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The third quarter dividends were declared on September 10, 2012 to holders of record on September 20, 2012.

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

The following table summarizes the restricted share activity for the nine months ended September 30, 2012 and status of all unvested restricted share awards, to our non-employee board members and employees at September 30, 2012:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Non-vested Shares		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2012	628,666	$14.93
Granted	21,567	16.23
Vested	(95,895)	16.86
Canceled	—	—
Outstanding at September 30, 2012	554,338	$14.65

Nine Months Ended September 30,	Non-Vested shares issued		Weighted average grant - dated fair value	Vested Shares	Total Vest-Date fair value (in thousands)
2012	21,567		$16.23	(95,895)	$1,707
2011	31,257	(1)	15.20	(88,237)	1,364
__________________

(1)	Amount includes 1,653 shares canceled during nine months ended September 30, 2011.

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

For the nine months ended September 30, 2012, $3,212 of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $3,198 was included in general and administrative expenses, with the remaining $14 capitalized to deferred leasing costs and lease intangibles, net.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

10. Related Party Transactions

Effective July 31, 2012, we consented to the assignment of a lease with a tenant of our 222 Kearny Street property to its subtenant, FJM Investments, LLC. The lease comprises approximately 3,707 square feet of the property’s space and has a remaining term through May 31, 2014. The annual rental obligation under the lease for calendar year 2012 is $125, the base rent component of which is subject to three percent annual increases. FJM Investments, LLC was co-founded by and is co-owned by one of our independent directors, Robert M. Moran, Jr.

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2012, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

All of the Company’s Properties are located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the nine months ended September 30, 2012 and 2011, approximately 24% and 27%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

As of September 30, 2012 Bank of America leases approximately 832,549 square feet of our 1455 Market property for various lease terms ranging between one and seven years. For the nine months ended September 30, 2012 and 2011, the Bank of America Lease accounted for approximately 6% and 8%, respectively, of our total revenue.

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
Summary information for the reportable segments for the nine months ended September 30, 2012 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$91,567	$29,345	$120,912
Operating expenses	38,176	17,993	56,169
Net operating income	$53,391	$11,352	$64,743
Summary information for the reportable segments for the nine months ended September 30, 2011 is as follows:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Office Properties	Media and Entertainment Properties	Total
Revenue	$76,404	$28,724	$105,128
Operating expenses	32,592	17,073	49,665
Net operating income	$43,812	$11,651	$55,463
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	September 30, 2012	September 30, 2011
Net operating income	$64,743	$55,463
General and administrative	(12,822)	(9,052)
Depreciation and amortization	(39,422)	(33,023)
Interest expense	(13,977)	(13,245)
Interest income	149	67
Acquisition-related expenses	(815)	(762)
Other expense	109	(368)
Net loss	$(2,035)	$(920)
There were no inter-segment sales or transfers during either of the nine months ended September 30, 2012 and 2011.

13. Subsequent Events

Financings

On October 9, 2012, the Company closed a three-year loan with Wells Fargo Bank, N.A., secured by the Company’s 275 Brannan property. Upon full disbursement, the loan will total $15.0 million. The loan bears interest at LIBOR plus 200 basis points and will mature on October 5, 2015, provided that the Company may extend such maturity for one additional year subject to satisfaction of certain conditions. Proceeds from the loan are expected to be used to fund base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of this property.

On October 30, 2012, the Company closed a four-year loan with Wells Fargo Bank, N.A., secured by the Company’s 901 Market Street property, $49.6 million which was funded at closing, with an additional $11.9 million available to fund base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of this property. Upon full disbursement, the loan will total $61.5 million. The loan bears interest at LIBOR plus 225 basis points, until such time as the property achieves a trailing six month 9.0% debt yield, at which time interest would be reduced to LIBOR plus 200 basis points. The loan will mature on October 31, 2016, provided that the Company may extend such maturity for one additional year subject to satisfaction of certain conditions.

Leasing

On October 19, 2012, the Company signed a new lease at its 1455 Market Street property to Square, Inc., a leading electronic payment service provider that enables credit card payments through mobile devices. This new lease initially encompasses 246,078 square feet and includes an expansion option for an additional 81,345 square feet, for a combined 327,432 square feet of occupancy. With respect to the initial 246,078 square feet of occupancy, 181,805 square feet is scheduled for commencement in early 2013, 15,741 square feet is scheduled for commencement in June, 2013, and the remaining 48,532 square feet is scheduled for commencement in early 2014. Square has the option to take an additional 81,354 square feet with a scheduled commencement in early 2014, which upon exercise, would result in a combined 327,432 square foot lease. The 246,078 square feet backfills 206,760 square feet of space occupied by the property’s largest tenant and takes an additional 39,318 square feet of currently vacant space. The exercise of the 81,354 square foot option would result in the backfill of a total of 288,114 square feet of space currently occupied by the property’s largest tenant.

On October 10, 2012, the Company signed a new lease at its 901 Market Street property to Hotel Tonight, Inc., a leading online hotel room reservation company. This new lease encompasses 17,521 square feet for a term of six years, with an expected commencement in December, 2012.

Acquisitions

On November 8, 2012, a wholly-owned subsidiary of the Company, Hudson JW, LLC, a Delaware limited liability company ("HJW"), entered into a joint venture, Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), with Media Center Partners, LLC, a California limited liability company (“MCP”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square foot, office property located in Burbank, California. Pinnacle I is a 393,776 square foot building that, immediately prior to the transactions described below, was held in a joint venture between MCP and an unrelated entity (the "Prior P1 Majority Owner"), in which MCP held approximately five percent of the ownership interests. Pinnacle II is a 231,864 square foot building owned by an affiliate of MCP, Media Center Development, LLC, a Delaware limited liability company ("MCD").

On November 8, 2012, the Pinnacle I building was purchased by the Pinnacle JV for $212.5 million. In order to effectuate that purchase, HJW contributed approximately $83.9 million to the Pinnacle JV and the Pinnacle JV obtained a $129.0 million ten-year project loan. Proceeds from HJW's contribution and the new project loan were, in turn, used to buy-out the P1 Majority Owner interest in Pinnacle I. In return for its contribution, HJW received approximately 98 percent of the ownership interests in the Pinnacle JV, with the remaining approximately 2 percent maintained by MCP (which percentages further reflected certain credits and proration adjustments among HJW and MCP). The Company funded HJW's contribution to the Pinnacle JV with a combination of available cash on hand and a $38.0 million draw on its unsecured revolving credit facility.

MCD is expected to contribute the Pinnacle II building to the Pinnacle JV upon the satisfaction of certain closing conditions, including lender approval of the assumption of an existing approximately $89.6 million project loan. While no assurances can be made with respect to the timing or success of satisfying the conditions to the contribution of Pinnacle II to the Pinnacle JV, the Company anticipates the satisfaction of those conditions to be completed before the end of the first quarter of 2013. Other than for purposes of funding closing costs and prorations, HJW will not be required to make a capital contribution in connection with the contribution of the Pinnacle II building to the Pinnacle JV, but HJW's ownership interest in the Pinnacle JV will be adjusted to reflect the contribution by MCD of Pinnacle II such that upon its contribution the combined ownership interest of MCP and MCD in the Pinnacle JV shall become approximately 35 percent, with the remaining approximately 65 percent owned by HJW.

The $129.0 million loan secured by Pinnacle I bears interest at a fixed annual rate of 3.954% per annum and will mature on November 7, 2022. Beginning with the November 6, 2017 payment date, monthly debt service will include principal amortization payments based on a 30-year amortization schedule. The approximately $89.6 million loan secured by Pinnacle II bears interest at a fixed annual rate of 6.31% per annum and will mature on September 30, 2016. Monthly debt service includes principal amortization payments based on a 30-year amortization schedule.

Upon completion of the transaction, the Pinnacle JV is expected to own both buildings for a combined purchase price of $342.5 million, subject to $218.6 million of project-level financing. An affiliate of HJW will also assume day-to-day property management responsibilities, with Worthe Real Estate Group overseeing leasing, subject to HJW's approval of final leases. If for any reason other than a default by HJW, the contribution of the Pinnacle II building has not occurred by the earlier of (1) six months following the closing of the Pinnacle I contribution, (2) the date upon which the current project lender for the Pinnacle II loan delivers written notice advising that it will not approve the loan assumption, or (3) a default by MCD, HJW shall have the right, exercisable in its sole and absolute discretion, to purchase MCP's entire interest in the Pinnacle JV.  If such right occurs as a result of either of the circumstances described in (1) or (2) of the proceeding sentence, then HJW shall have the right to purchase MCP's interest for $1.5 million. If such right occurs as a result of the circumstances described in (3) of such sentence, then the purchase amount shall be the greater of $1.5 million or 80% of MCP's capital contributions to the Pinnacle JV.

Pinnacle I is approximately 91.7% leased to six tenants under long-term leases, the largest of which include Warner Music Group under a 195,166 square foot lease scheduled to expire in December 2019, Clear Channel Communications under a 107,715 square foot lease scheduled to expire in September 2016, and NBC under a 37,066 square foot lease schedule to expire in December 2014. Pinnacle II is fully leased to Warner Bros. Entertainment under a lease scheduled to expire in December 2021.

Other than normally recurring capital expenditures and tenants improvements, we have no present plans with respect to renovation, improvement or redevelopment of The Pinnacle. The Pinnacle will be insured, along with our other properties, under a blanket property, liability, fire, extended coverage, terrorism and rental loss insurance policy that is renewed on an annual basis.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the nine months ended September 30, 2012 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on form 10-K for the year ended December 31, 2011. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on form 10-K for the year ended December 31, 2011 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through September 30, 2012 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	544,602
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
City Plaza	8/26/2008	333,922
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	112,300
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,012,012
Rincon Center (1)	12/16/2010	580,850
10950 Washington	12/22/2010	158,873
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	51,710
625 Second Street	9/1/2011	136,906
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	212,319
Olympic Bundy	9/5/2012	241,427
1455 Gordon Street	9/21/2012	6,000
Total		4,931,779

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

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $4.3 million, or 16.2%, to $31.1 million for the three months ended September 30, 2012 compared to $26.7 million for the three months ended September 30, 2011. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $4.6 million, or 24.3%, to $23.6 million for the three months ended September 30, 2012 compared to $19.0 million for the three months ended September 30, 2011. The increase in rental revenue was primarily the result of rental revenue from office properties acquired during the third and fourth quarters of 2011 and second and third quarters of 2012.

Office Tenant Recoveries. Office tenant recoveries decreased $1.2 million, or 19.9%, to $5.0 million for the three months ended September 30, 2012 compared to $6.2 million for the three months ended September 30, 2011. The decrease in tenant recoveries resulted from a combination of factors, including abatements with Bank of America at 1455 Market pending commencement of the lease with the Metro Transit Authority, lease expirations at Rincon Center, and a reconciliation for prior period recoveries at our First Financial property, among other items.

Office Parking and Other Revenue. Office parking and other revenue increased $1.0 million, or 61.1%, to $2.5 million for the three months ended September 30, 2012 compared to $1.6 million for the three months ended September 30, 2011. The increase in parking and other revenue was primarily the result of revenue from office properties acquired during the third and fourth quarters of 2011 and second and third quarters of 2012.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $0.8 million, or 8.1%, to $11.0 million for the three months ended September 30, 2012 compared to $10.2 million for the three months ended September 30, 2011. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue increased $0.9 million, or 17.1%, to $6.1 million for the three months ended September 30, 2012 compared to $5.2 million for the three months ended September 30, 2011. The increase in rental revenue resulted from higher occupancy compared to the same quarter a year ago.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue remained relatively flat for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $4.9 million, or 15.0%, to $37.7 million for the three months ended September 30, 2012 compared to $32.8 million for the three months ended September 30, 2011. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $0.3 million, or 2.0%, to $13.0 million for the three months ended September 30, 2012 compared to $12.8 million for the three months ended September 30, 2011. The increase in operating expenses was primarily due to the acquisitions of office properties during the third and fourth quarters of 2011 and and second and third quarters of 2012.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $0.8 million, or 13.2%, to $6.9 million for the three months ended September 30, 2012 compared to $6.1 million for the three months ended September 30, 2011. The increase in operating expenses was primarily due to higher occupancy compared to the same quarter a year ago and, to a lesser extent, higher ground rent under a ground lease for a portion of our Sunset Gower property.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $1.3 million, or 46.2%, to $4.2 million for the three months ended September 30, 2012 compared to $2.8 million for the three months ended September 30, 2011. The increase in general and administrative expenses was primarily due to the adoption of the 2012 Outperformance Program and increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $2.5 million, or 23.1%, to $13.6 million for the three months ended September 30, 2012 compared to $11.0 million for the three months ended September 30, 2011. The increase was primarily due to the depreciation associated with the acquisitions of office properties during the third and fourth quarters of 2011 and second and third quarters of 2012.

Other Expense (Income)

Interest Expense. Interest expense increased $0.4 million, or 10.8%, to $4.5 million for the three months ended September 30, 2012 compared to $4.1 million for the three months ended September 30, 2011. At September 30, 2012, the Company had $359.5 million of notes payable, compared to $298.7 million at September 30, 2011. The increase was primarily due to the increase in indebtedness associated with the acquisitions of office properties during the third and fourth quarters of 2011.

Acquisition-related expenses. Acquisition-related expenses decreased $0.3 million, or (40.3)%, to $0.5 million for the three months ended September 30, 2012 compared to $0.8 million for the three months ended September 30, 2011.

Net Loss

Net loss for the three months ended September 30, 2012 was $0.3 million compared to net loss of $0.8 million for the three months ended September 30, 2011. The decrease in net loss was primarily due to higher office revenues primarily relating to acquisitions in the third and fourth quarter of 2011 and second and third quarters of 2012, higher media revenues, and lower acquisition-related expenses, which were offset by higher operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, and higher interest expense, all as described above.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $15.2 million, or 19.8%, to $91.6 million for the nine months ended September 30, 2012 compared to $76.4 million for the nine months ended September 30, 2011. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $14.2 million, or 26.2%, to $68.5 million for the nine months ended September 30, 2012 compared to $54.3 million for the nine months ended September 30, 2011. The increase in rental revenue was primarily the result of rental revenue from office properties acquired during the third and fourth quarters of 2011 and second and third quarters of 2012.

Office Tenant Recoveries. Office tenant recoveries remained relatively flat for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Office Parking and Other Revenue. Office parking and other revenue increased $1.1 million, or 18.6%, to $7.1 million for the nine months ended September 30, 2012 compared to $6.0 million for the nine months ended September 30, 2011. The increase in parking and other revenue was primarily the result of revenue from office properties acquired during the third and fourth quarters of 2011 and second and third quarters of 2012.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $0.6 million, or 2.2%, to $29.3 million for the nine months ended September 30, 2012 compared to $28.7 million for the nine months ended September 30, 2011. The items that contributed to the period-over-period total revenue results are discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue increased $1.1 million, or 6.6%, to $17.3 million for the nine months ended September 30, 2012 compared to $16.3 million for the nine months ended September 30, 2011. The increase in rental revenue was primarily due to higher occupancy compared to the same period a year ago.

Media & Entertainment Tenant Recoveries. Tenant recoveries decreased $0.2 million, or 15.1%, to $1.1 million for the nine months ended September 30, 2012 compared to $1.3 million for the nine months ended September 30, 2011. The decrease in tenant recoveries was primarily due to a decrease in property taxes at our Sunset Bronson property and corresponding reduction in recoveries compared to the same period a year ago.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue remained relatively flat for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $16.7 million, or 18.2%, to $108.4 million for the nine months ended September 30, 2012 compared to $91.7 million for the nine months ended September 30, 2011. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $5.6 million, or 17.1%, to $38.2 million for the nine months ended September 30, 2012 compared to $32.6 million for the nine months ended September 30, 2011. The increase in operating expenses was primarily due to the acquisitions of office properties during the third and fourth quarters of 2011 and second and third quarters of 2012, a one-time property tax reassessment savings in the second quarter of 2011 for periods prior to 2011 mostly associated with our City Plaza property, and a supplemental property tax reassessment expense in the second quarter of 2012 for periods prior to the current year on our Technicolor property for periods dating back to its completion in 2008.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $0.9 million, or 5.4%, to $18.0 million for the nine months ended September 30, 2012 compared to $17.1 million for the nine months ended September 30, 2011. The increase was primarily due to higher occupancy compared to the same period a year ago, a one-time property tax reassessment savings in the second quarter of 2011 for periods prior to 2011, and, to a lesser extent, higher ground rent under a ground lease for a portion of our Sunset Gower property.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $3.8 million, or 41.6%, to $12.8 million for the nine months ended September 30, 2012 compared to $9.1 million for the nine months ended September 30, 2011. The increase in general and administrative expenses was primarily due to the adoption of the 2012 Outperformance Program and increased staffing to meet operational needs arising from the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $6.4 million, or 19.4%, to $39.4 million for the nine months ended September 30, 2012 compared to $33.0 million for the nine months ended September 30, 2011. The increase was primarily due to the depreciation associated with the acquisitions of office properties during the third and fourth quarters of 2011 and second and third quarters of 2012.

Other Expense (Income)

Interest Expense. Interest expense increased $0.7 million or 5.5% to $14.0 million for the nine months ended September 30, 2012 compared to $13.2 million for the nine months ended September 30, 2011. At September 30, 2012, the Company had $359.5 million of notes payable, compared to $298.7 million at September 30, 2011. The increase was primarily due to the increased indebtedness associated with the acquisitions of office properties during the third and fourth quarters of 2011.

Acquisition-related expenses. Acquisition-related expenses remained relatively flat for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net Loss

Net loss for the nine months ended September 30, 2012 was $2.0 million compared to net loss of $0.9 million for the nine months ended September 30, 2011. The increase in net loss was primarily due to higher operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, partially offset by higher revenues as a result of acquisitions in the third and fourth quarter of 2011 and second and third quarters of 2012, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Our ratio of debt to total market capitalization was approximately 25.8% (counting series A preferred units as debt) as of September 30, 2012. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness. We had approximately $27.3 million of cash and cash equivalents at September 30, 2012. In addition, the lead arrangers for our unsecured credit facility have secured commitments that will allow borrowings of up to $250 million. As of September 30, 2012, we had approximately $202.2 million of total capacity under our credit facility, of which $10.0 million had been drawn. We intend to use the unsecured credit facility, among other things, to finance the acquisition of properties, to refinance indebtedness, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through cash on hand, net cash provided by operations, reserves established from existing cash and, if necessary, by drawing upon our unsecured credit facility.
Our long-term liquidity needs consist primarily of funds necessary to pay for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our unsecured credit facility pending permanent financing.
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
Cash Flows
Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011 is as follows:

	Nine Months Ended September 30,
	2012	2011	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	39,690	28,087	11,603	41.3%
Net cash used in investing activities	(201,964)	(70,394)	(131,570)	186.9%
Net cash provided by financing activities	175,857	14,147	161,710	1,143.1%

Cash and cash equivalents were $27.3 million and $13.7 million at September 30, 2012 and December 31, 2011, respectively.

Operating Activities
Net cash provided by operating activities increased by $11.6 million to $39.7 million for the nine months ended September 30, 2012 compared to $28.1 million for the nine months ended September 30, 2011. The increase was primarily due to a decrease in outstanding receivables, an increase in outstanding accounts payable and an increase in cash NOI, as defined, from our office properties, primarily from the acquisitions of office properties in the third and fourth quarters of 2011 and the second quarter of 2012, and a decrease in restricted cash, all of which were partially offset by an increase in general and administrative expenses, a decrease in prepaid rent primarily associated with our KTLA lease, compared to the nine months ended September 30, 2011. The increase in office properties cash NOI for the nine months ended September 30, 2012 would have been higher if the prior year early lease termination payment from a tenant at our City Plaza property is disregarded.

Investing Activities
Net cash used in investing activities increased $131.6 million to $202.0 million for the nine months ended September 30, 2012 compared to $70.4 million for nine months ended September 30, 2011. The increase was primarily due to the acquisition of 901 Market in June 2012 and the acquisition of Olympic and Bundy in September 2012.

Financing Activities
Net cash provided by financing activities increased $161.7 million to $175.9 million for the nine months ended September 30, 2012 compared to $14.1 million for the nine months ended September 30, 2011. The increase was due to higher net proceeds from the issuance of common stock, the issuance of our series B preferred stock, and lower repayment of indebtedness, as compared to the prior year, which was partially offset by payoff of the Rincon Center minority interest in 2011, with no comparable activity in 2012, lower new financings, and increased distributions, compared to the nine months ended September 30, 2011.
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
As of September 30, 2012, we had outstanding notes payable of $358.1 million (before loan premium), of which $102.0 million, or 28.5%, was variable rate debt, $92.0 million of which is subject to the interest rate contracts described in footnote 4 in the table below.
The following table sets forth information as of September 30, 2012 with respect to our outstanding indebtedness.

	Outstanding
Debt	September 30, 2012	Interest Rate (1)	Maturity Date
Unsecured Revolving Credit Facility	$10,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street (2)	33,700	5.85%	2/1/2014
Mortgage loan secured by 6922 Hollywood Boulevard (3)	41,536	5.58%	1/1/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson (4)	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Rincon Center (5)	108,014	5.134%	5/1/2018
Mortgage loan secured by First Financial (6)	43,000	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington (7)	29,812	5.316%	3/11/2022
Subtotal	$358,062
Unamortized loan premium, net (8)	1,392
Total	$359,454
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

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

(5)
On April 29, 2011, we closed a seven-year term loan totaling $110.0 million with JPMorgan Chase Bank, N.A., secured by our Rincon Center property. The loan bears interest at a fixed annual rate of 5.134%.

(6)
On January 19, 2012 we closed a 10-year term loan totaling $43.0 million with PNC Bank, N.A., secured by our First Financial Plaza property. The loan bears interest at a fixed annual rate of 4.58% and will mature on February 1, 2022. The loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

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
Contractual Obligations and Commitments
During the third quarter of 2012, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

As of September 30, 2012, we had $10.0 million drawn under our unsecured credit facility, which facility is not subject to an interest rate hedge. Therefore, with respect to the combined $102.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties and $10.0 million drawn under our unsecured credit facility, if one-month LIBOR as of September 30, 2012 was to increase by 100 basis points, or 1.0%, the resulting increase in interest expense would impact our future earnings and cash flows by $1.0 million.
As of September 30, 2012, we had outstanding notes payable of $358.1 million (before loan premium), of which $102.0 million, or 28.5%, was variable rate debt, $92.0 million of which is subject to the interest rate contracts described above, and $256.1 million of which was fixed rate secured mortgage loans. As of September 30, 2012, the estimated fair value of our fixed rate secured mortgage loans was $260.9 million.

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
As of September 30, 2012, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. As of September 30, 2012, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

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
On November 8, 2012, a wholly-owned subsidiary of the Company, Hudson JW, LLC, a Delaware limited liability company (“HJW”), entered into a joint venture, P1 Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), with Media Center Partners, LLC, a California limited liability company (“MCP”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square foot, office property located in Burbank, California. Pinnacle I is a 393,776 square foot building that, immediately prior to the transactions described below, was held in a joint venture between MCP and an unrelated entity (the “Prior P1 Majority Owner”), in which MCP held approximately five percent of the ownership interests. Pinnacle II is a 231,864 square foot building owned by an affiliate of MCP, Media Center Development, LLC, a Delaware limited liability company (“MCD”).

On November 8, 2012, the Pinnacle I building was purchased by the Pinnacle JV for $212.5 million. In order to effectuate that purchase, HJW contributed approximately $83.9 million to the Pinnacle JV and the Pinnacle JV obtained a $129.0 million ten-year project loan. Proceeds from HJW's contribution and the new project loan were, in turn, used to buy-out the P1 Majority Owner interest in Pinnacle I. In return for its contribution, HJW received approximately 98 percent of the ownership interests in the Pinnacle JV, with the remaining approximately 2 percent maintained by MCP (which percentages further reflected certain credits and proration adjustments among HJW and MCP). The Company funded HJW's contribution to the Pinnacle JV with a combination of available cash on hand and a $38.0 million draw on its unsecured revolving credit facility.

MCD is expected to contribute the Pinnacle II to the Pinnacle JV building upon the satisfaction of certain closing conditions, including lender approval of the assumption of an existing $89.6 million project loan. While no assurances can be made with respect to the timing or success of satisfying the conditions to the contribution of Pinnacle II to the Pinnacle JV, the Company anticipates the satisfaction of those conditions to be completed before the end of the first quarter of 2013. Other than for purposes of funding closing costs and prorations, HJW will not be required to make a capital contribution in connection with the contribution of the Pinnacle II building to the Pinnacle JV, but HJW's ownership interest in the Pinnacle JV will be adjusted to reflect the contribution by MCD of Pinnacle II such that upon its contribution the combined ownership interest of MCP and MCD in Pinnacle JV shall become approximately 35 percent, with the remaining approximately 65 percent owned by HJW.

The $129.0 million loan secured by Pinnacle I bears interest at a fixed annual rate of 3.954% per annum and will mature on November 7, 2022. Beginning with the November 6, 2017 payment date, monthly debt service will include principal amortization payments based on a 30-year amortization schedule. The $89.6 million loan secured by Pinnacle II bears interest at a fixed annual rate of 6.31% per annum and will mature on September 30, 2016. Monthly debt service includes principal amortization payments based on a 30-year amortization schedule.

Upon completion of the transaction, the Pinnacle JV is expected to own both buildings for a combined purchase price of $342.5 million, subject to $218.6 million of project-level financing. The Company will also assume day-to-day property management responsibilities, with Worthe Real Estate Group overseeing leasing, subject to the Company's approval of final leases. If for any reason other than a default by HJW, the contribution of the Pinnacle II building has not occurred by the earlier of (1) six months following the closing of the Pinnacle I contribution, or (2) the date upon which the current project lender for the Pinnacle II loan delivers written notice advising that it will not approve the loan assumption, or (3) a default by MCD, HJW shall have the right exercisable in its sole and absolute discretion to purchase MCP's entire interest in the Pinnacle JV.  If such right occurs as a result of either of the circumstances described in (1) or (2) of the proceeding sentence, then HJW shall have the right to purchase MCP's interest for approximately $1.5 million. If such right occurs as a result of the circumstances described in (3) of such sentence, then the purchase amount shall be the greater of $1.5 million or 80% of MCP's capital contributions to the Pinnacle JV.

Pinnacle I is approximately 91.7% leased to 6 tenants under long-term leases, the largest of which include Warner Music Group under a 195,166 square foot lease scheduled to expire in December 2019, Clear Channel Communications under a 107,715 square foot lease scheduled to expire in September 2016, and NBC under a 37,066 square foot lease schedule to expire in December 2014. Pinnacle II is fully leased to Warner Bros. Enterntainment under a lease scheduled to expire in December 2021.

The Pinnacle Lease Expirations By Year

Year of Lease Expiring	Number of Leases Expiring	Square Footage of Expiring Leases	Percent of Portfolio Square Feet	Annualized Rent (1)	Percent of Portfolio Annualized Rent	Annualized Rent Per Leased Square Foot (2)	Annualized Rent Per Leased Square Foot at Expiration (3)
Pinnacle I
2012	—	—	—%	$—	—%	$—	$—
2013	1	9,005	1.4%	417,323	1.8%	46.34	46.34
2014	2	41,106	6.6%	1,705,269	7.4%	41.48	43.12
2015	—	—	—%	—	—%	—	—
2016	1	107,715	17.2%	4,391,805	19.1%	40.77	44.13
2017	1	8,257	1.3%	322,023	1.4%	39.00	39.00
2018	—	—	—%	—	—%	—	—
2019	1	195,166	31.2%	7,726,622	33.5%	39.59	45.48
Sub-total	6	361,249	57.7%	$14,563,043	63.2%	$40.31	$44.68

Pinnacle II
2021	1	230,000	36.8%	$8,489,300	36.8%	$36.91	$43.68
Sub-total	1	230,000	36.8%	$8,489,300	36.8%	$36.91	$43.68

Total	7	591,249	94.5%	$23,052,343	100%	$38.99	$44.29
__________________

(1)
Annualized Rent represents the annualized monthly contractual base rent (before abatements) under existing leases as of November 1, 2012. Calculated by multiplying (i) base rental payments (defined as cash base rent (before abatements)) for the month ending November 30, 2012, by (ii) 12.

(2)	Annualized Rent per Leased Square Foot is calculated as (i) annualized base rent divided by (ii) square footage under lease as of November 30, 2012.

(3)	Annualized Rent per Leased Square Foot at Expiration is calculated as (i) annualized base rent at expiration divided by (ii) square footage under leases as of November 30, 2012.

Other than normally recurring capital expenditures and tenants improvements, we have no present plans with respect to renovation, improvement or redevelopment of The Pinnacle. The Pinnacle will be insured, along with our other properties, under a blanket property, liability, fire, extended coverage, terrorism and rental loss insurance policy that is renewed on an annual basis.

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
10.27
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of the Farallon Funds, dated as of February 15, 2010.(1)

10.28
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.(1)

10.29
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.(1)

10.30
Subscription Agreement by and among Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institution Partners III, L.P., Victor J. Coleman and Hudson Pacific Properties, Inc. dated as of February 15, 2010.(2)

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
10.43
Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.(7)

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

10.47	Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.(12)
10.48	Contribution Agrement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.(13)
10.49	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.(13)
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

10.58	Limited Liability Company Agreement of Hudson MC Partners, LLC, dated as of November 8, 2012
10.59	Acquisition and Contribution Agreement between Media Center Development, LLC and P2 Hudson Partners, LLC for Pinnacle 2 Property Located at 3300 West Olive Avenue, Burbank, California
10.60	Loan Agreement dated as of November 8, 2012 between P1 Hudson MC Partners, LLC, as Borrower and Jefferies Loancore LLC, as Lender
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(18)
101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 9, 2012	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)