Form 10-K
period 2012-12-31
Hudson Pacific Properties, Inc.
filed 2013-03-14
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2012, the aggregate market value of Common Stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and funds affiliated with Farallon Capital Management, LLC are “affiliates” of the registrant) was $591.2 million based upon the last sales price on June 29, 2012 for the registrant’s Common Stock.
As of March 1, 2013, the number of shares of Common Stock outstanding was 56,698,156.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2013 Annual Meeting of Stockholders to be held May 17, 2013 are incorporated by reference in Part III of this Form 10-K Report. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

HUDSON PACIFIC PROPERTIES, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Company Overview

Hudson Pacific Properties, Inc. (which may be referred to in this Form 10-K as “we,” “us,” “our,” or “our company”) is a full-service, vertically integrated real estate investment trust, or REIT, focused on owning, operating and acquiring high-quality office and media and entertainment properties in select growth markets primarily in Northern and Southern California. Our investment strategy is focused on high barrier-to-entry, in-fill locations with favorable, long-term supply demand characteristics. These markets include Los Angeles, Orange County, San Diego, San Francisco, Silicon Valley and the East Bay, which we refer to as our target markets. As of December 31, 2012 our stabilized portfolio of operating properties included properties totaling approximately 5.3 million square feet strategically located in many of our target markets.

We were formed as a Maryland corporation in 2009 to succeed the business of Hudson Capital, LLC, a
Los Angeles-based real estate investment firm founded by Victor J. Coleman, our Chief Executive Officer, and Howard S. Stern, our President. On June 29, 2010, we completed our initial public offering. We own our interests in all of our properties and conduct substantially all of our business through our operating partnership, Hudson Pacific Properties, L.P., a Maryland limited partnership, of which we serve as the sole general partner, and own approximately 95.2% of the outstanding common units of partnership interest in our operating partnership, or common units. The remaining 4.8% limited partnership interest in our operating partnership is owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with Farallon Capital Management, LLC.

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

•
Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no competing real estate business interests outside of our company. Additionally, our senior management team owns approximately 3.1% of our common stock on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

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

•
Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our initial public offering, including through our public offering of 3,500,000 shares of our 8.375% Series B Cumulative Preferred Stock in December 2010 for total proceeds, after underwriters’ discounts, of approximately $84.7 million (before transaction costs), our public offering of 7,992,500 shares of common stock and private placement of 3,125,000 shares in May 2011 for total proceeds, after underwriters’ discount, of approximately $156.7 million (before transaction costs), our public offering of 2,300,000 shares of our 8.375% Series B Cumulative Preferred Stock in January 2012 for total proceeds, after underwriters’ discounts, of approximately $56.1 million (before transaction costs), our public offering of 13,225,000 shares of common stock in May 2012 for total proceeds, after underwriters’ discounts, of approximately $190.8 million (before transaction costs) and our public offering of 9,200,000 shares of common stock in February 2012 for total proceeds, after underwriters’ discounts, of approximately $189.9 million (before transactions costs). Available cash on hand and our unsecured credit facility provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy, while maintaining a flexible and conservative capital structure. As of the December 31, 2012 we had $55.0 million outstanding on our unsecured credit facility of approximately $204.1 million of total availability. Based on the closing price of our common stock of $22.72 on March 1, 2013, we had a debt-to-market capitalization ratio (counting series A preferred units as debt) of approximately 27.1%. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities.

•
Irreplaceable Media and Entertainment Assets in a Premier California Submarket. Our Sunset Gower and Sunset Bronson media and entertainment properties are located on Sunset Boulevard, just off of the Hollywood Freeway in the heart of Hollywood. These facilities, which are situated on approximately 15.7 and 10.6 acres, respectively, were originally built in the 1920s as the headquarters of Columbia Pictures and Warner Brothers and represent a unique and irreplaceable assemblage of land in densely populated Los Angeles. We are the largest owner and operator of independent media and entertainment properties in Los Angeles and possess large, modern sound stages and plentiful office space with state-of-the-art telecommunications and data network infrastructure. Our properties are important facilities for major film and television companies and independent producers, most of which outsource a portion of their productions to independent media and entertainment properties. We believe our media and entertainment properties are attractively located and benefit from high barriers to entry, with a limited supply of readily developable land. In addition, there are substantial costs associated with acquiring and developing suitable land and extensive knowledge required to develop and operate such facilities. As a result of these high barriers to entry, there is effectively no new supply of media and entertainment space in the urban core of Los Angeles. We believe the limited supply of media and entertainment properties, coupled with the continued demand for such properties in Los Angeles, which remains the center of the entertainment industry in the United States, will help ensure that these assets remain critical to the industry.

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

Segment and Geographic Financial Information

We report our results of operations through two segments: (i) office properties and (ii) media and entertainment properties. The office properties reporting segment includes 19 properties totaling approximately 4.5 million square feet strategically located in many of our target markets, while the media and entertainment reporting segment includes two properties, Sunset Gower property (including 6050 and 6060 Sunset) and the Sunset Bronson property, totaling approximately 0.9 million square feet located in the heart of Hollywood, California. For financial information about our two reportable segments, see Note 13 to our consolidated financial statements.

All of our business is conducted in the State of California. For information about our revenues and long-lived assets and other financial information, see our consolidated financial statements included in this report and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Results of Operations.”

Employees

At December 31, 2012, we had 106 employees. At December 31, 2012, two of our employees were subject to collective bargaining agreements. Both of these employees are on-site employees at the Sunset Bronson property. We believe that relations with our employees are good.

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

The Sunset Gower, Sunset Bronson, Technicolor Building, 10950 Washington, 875 Howard, 625 Second Street, 275 Brannan and Pinnacle I properties in our portfolio are leased to primarily media, entertainment, or technology tenants and a significant portion of our rental revenue is derived from tenants in the media, entertainment, and technology industries. Consequently, we are susceptible to adverse developments affecting the demand by media, entertainment, and technology tenants for office, production and support space in Southern and Northern California and, more particularly, in Hollywood and the South of Market submarket of San Francisco, such as writer, director and actor strikes, industry slowdowns and the relocation of media, entertainment, and technology businesses to other locations. Although our Technicolor Building property and the 10950 Washington property are principally occupied and suitable for general office purposes, portions of such properties may require modifications prior to or at the commencement of a lease term if it were to be released to more traditional office users. Although our Sunset Gower and Sunset Bronson properties contain both sound stages and space suitable for office use, they have historically served the media and entertainment industry and will continue to depend on that sector for future tenancy. In addition, our media and entertainment properties tend to be subject to short-term leases of less than one year. As a result, were there to be adverse developments affecting the demand by media and entertainment tenants for office, production and support space, it could affect the occupancy of our media and entertainment properties more quickly than if we had longer term leases. Any adverse development in the media, entertainment, and technology industries could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

In order to maintain our qualification as a REIT, we are required to meet various requirements under the
Internal Revenue Code of 1986, as amended, or Code, including that we distribute annually at least 90% of our net taxable income, excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

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

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities.

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

Our unsecured revolving credit facility restricts our ability to engage in some business activities.

Our unsecured revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to make distributions to stockholders; and

•	require us to maintain financial coverage ratios.

These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and per share trading price of our securities. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Furthermore, our unsecured revolving credit facility contains specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

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

•
reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•
one or more lenders under our unsecured revolving credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

We commenced operations only upon completion of our initial public offering on June 29, 2010. Our office portfolio consists of properties located throughout California, containing a total of approximately 4.5 million net rentable square feet. Our 901 Market, Olympic Bundy, and Pinnacle I properties have only been under our management since they were acquired on June 1, 2012, September 5, 2012, and November 8, 2012, respectively. These properties may have characteristics or deficiencies unknown to us that could affect such properties’ valuation or revenue potential. In addition, there can be no assurance that the operating performance of the properties will not decline under our management. We cannot assure you that we will be able to operate our business successfully or implement our business strategies.

We have a limited operating history as a REIT and as a publicly-traded company and may not be able to successfully operate as a REIT or a publicly-traded company.

We have a limited operating history as a REIT and as a publicly-traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly-traded company, including the requirements to timely meet disclosure requirements of the SEC and comply with the Sarbanes-Oxley Act of 2002. Since our initial public offering, we have been subject to various requirements related to REITs and publicly-traded companies, including requirements to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT and satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with New York Stock Exchange, or NYSE, listing standards. Compliance with these requirements could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company or qualify and maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

As of December 31, 2012, the ten largest tenants in our office portfolio represented approximately 50.5%
of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2012, our largest tenant was Bank of America, which accounted for 8.3%
of our annualized base rent and therefore represented a significant credit concentration. If Bank of America were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event described above could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

Furthermore, Saatchi & Saatchi leases 100% of the Del Amo Office property under the terms of an office lease that permits Saatchi & Saatchi to terminate the lease as to all of the leased premises prior to the stated lease expiration on December 31, 2014 and December 31, 2016, in each case upon nine months prior notice and in exchange for payment of an early termination fee estimated to be approximately $3.8 million for 2014 and approximately $3.0 million for 2016. As of December 31, 2012, the Saatchi & Saatchi lease comprised approximately 2.9% of our annualized office base rent. To the extent that Saatchi & Saatchi exercises its early termination right, our financial condition, results of operations and cash flow will be adversely affected, and we can provide no assurance that we will be able to generate an equivalent amount of net rental revenue by leasing the vacated space to new third-party tenants. Our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected if any of our significant tenants were to become unable to pay their rent or become bankrupt or insolvent.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2012, approximately 10.7% of the square footage of the office properties in our portfolio was available (taking into account uncommenced leases signed as of December 31, 2012), and an additional approximately 17.7%

of the square footage of the office properties in our portfolio is scheduled to expire in 2013. Furthermore, substantially all of the square footage of the media and entertainment properties in our portfolio (other than the KTLA lease of the KTLA facility at Sunset Bronson) will expire in 2013 and 2014. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

As described more fully in Item 7 below, on November 8, 2012, a wholly-owned subsidiary of the Company, Hudson JW, LLC, a Delaware limited liability company (“HJW”), entered into a joint venture, P1 Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), with Media Center Partners, LLC, a California limited liability company (“MCP”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square foot, office property located in Burbank, California. In addition to our Pinnacle JV, we may continue to co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

Risks Related to Our Organizational Structure

As of December 31, 2012, the Farallon Funds owned an approximate 28.2% beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company.

As of December 31, 2012, investment funds affiliated with Farallon Capital Management, L.L.C., or Farallon, which we refer to as the Farallon Funds, owned an approximate 28.2% beneficial interest in our company on a fully diluted basis. Consequently, the Farallon Funds may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, one member of our board of directors is a managing member of Farallon. As a result, the Farallon Funds have substantial influence on us and could exercise their influence in a manner that conflicts with the interests of other stockholders.

The series A preferred units that were issued to some contributors in connection with our initial public offering in exchange for the contribution of their properties have certain preferences, which could limit our ability to pay dividends or other distributions to the holders of our securities or engage in certain business combinations, recapitalizations or other fundamental changes.

In exchange for the contribution of properties to our portfolio in connection with our initial public offering, some contributors received series A preferred units in our operating partnership, which units have an aggregate liquidation preference of approximately $12.5 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on our series B preferred stock and our common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly-traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). If we choose to redeem the outstanding series A preferred units in connection with a fundamental change, this could reduce the amount of cash available for distribution to holders of our series B preferred stock and our common stock. In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

In connection with our formation transactions for our IPO, we entered into tax protection agreements with certain third-party contributors that provide that if we dispose of any interest with respect to the First Financial or Tierrasanta properties in a taxable transaction during the period from the closing of our initial public offering on June 29, 2010 through certain specified dates ranging until 2027, we will indemnify the third-party contributors for certain tax liabilities payable as a result of the sale (as well as tax liabilities payable as a result of the reimbursement payment). Certain contributors’ rights under the tax protection agreements with respect to these properties will, however, expire at various times (depending on the rights of such partner) during the period beginning in 2017 and prior to the expiration, in 2027, of the maximum period for indemnification. The First Financial and Tierrasanta properties represented approximately 7.2% of our office portfolio’s annualized base rent as of December 31, 2012. We have no present intention to sell or otherwise dispose of the properties or interest therein in taxable transactions during the restriction period. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages in the amount of certain taxes payable by these contributors (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

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

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we would not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the value of our securities.

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities.

The power of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders and unitholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders and accordingly, distributions Hudson Pacific Properties, L.P. makes to its unitholders could be similarly reduced.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, our portfolio consisted of 21 wholly-owned properties and one joint venture property, located in eight California submarkets, containing a total of approximately 5.3 million square feet, which we refer to as our portfolio. The following table presents an overview of our portfolio, based on information as of December 31, 2012. Rental data presented in the table below for office properties reflects annualized base rent on leases in place as of December 31, 2012 and does not reflect actual cash rents historically received because such data does not reflect abatements or tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Rental data presented in the table below for media and entertainment properties reflects actual cash base rents, excluding tenant reimbursements, received during the 12 months ended December 31, 2012. Leases at our media and entertainment properties are typically short-term leases of one year or less, and other than the KTLA lease at our Sunset Bronson property, substantially all of the current in-place leases at our media and entertainment properties will expire in 2013 and 2014.

The following table sets forth certain information relating to each of the office and media and entertainment properties owned as of December 31, 2012.

Property	City	Year Built/ Renovated	Square Feet(1)	Percent Leased(2)	Annualized Base Rent/ Annual Base Rent(3)	Annualized Base Rent/ Annual Base Rent Per Leased Square Foot(4)
OFFICE PROPERTIES
Rincon Center	San Francisco	1985	580,850	78.4%	$17,195,607	$37.75
1455 Market Street	San Francisco	1977	1,021,969	87.9	12,860,847	14.32
875 Howard Street	San Francisco	Various	286,270	99.0	6,846,737	24.16
222 Kearny Street	San Francisco	Various	148,797	96.2	5,115,845	35.75
625 Second Street	San Francisco	1905	136,906	95.0	5,206,116	40.02
275 Brannan Street	San Francisco	1906	54,673	—	—	—
901 Market Street	San Francisco	1912	212,319	84.4	4,235,527	23.65
First Financial	Encino (LA)	1986	222,423	81.9	6,254,030	34.35
Technicolor Building	Hollywood (LA)	2008	114,958	100.0	4,395,488	38.24
Del Amo Office Building	Torrance (LA)	1986	113,000	100.0	3,069,070	27.16
9300 Wilshire	Beverly Hills	1965/2001	61,224	84.0	2,126,760	41.34
10950 Washington	Culver City	Various	159,024	100.0	4,743,411	29.83
604 Arizona	Santa Monica	1950	44,260	43.9	781,287	40.20
6922 Hollywood	Hollywood (LA)	1965	205,523	92.2	7,792,577	41.13
10900 Washington	Culver City	1973	9,919	100.0	331,017	33.37
Olympic Bundy	Los Angeles	Various	241,427	22.4	1,297,200	24.02
Pinnacle I	Burbank	2002	393,777	91.7	14,664,791	40.60
City Plaza	Orange	1969/1999	333,922	84.4	6,741,457	23.91
Tierrasanta	San Diego	1985	112,300	81.1	1,353,740	14.86
Total/Weighted Average Office Properties:			4,453,541	83.5%	$105,011,505	$28.25
MEDIA & ENTERTAINMENT PROPERTIES
Sunset Gower	Hollywood (LA)	Various	566,137	71.2%	$12,293,287	$30.49
Sunset Bronson	Hollywood (LA)	Various	313,723	78.1	10,333,830	42.16
Total/Weighted Average Media & Entertainment Properties:			879,860	73.7%	$22,627,117	$34.90
LAND
Sunset Bronson—Lot A	Hollywood (LA)	N/A	273,913
Sunset Bronson—Redevelopment	Hollywood (LA)	N/A	389,740
Sunset Gower— Redevelopment	Hollywood (LA)	N/A	423,396
City Plaza	Orange	N/A	360,000
Olympic Bundy	West Los Angeles	N/A	500,000
Total Land Assets:			1,947,049
Portfolio Total:			7,280,450

(1)
Square footage for office properties and media and entertainment properties has been determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association, or BOMA, rentable area. Square footage may change over time due to remeasurement, releasing, acquisition, or development. On September 21, 2012, we acquired an office property located at 1455 Gordon Street totaling 6,000 square feet, which was added to the Sunset Gower property. This acquisition is reflected in the square footage for Sunset Gower on a weighted average basis. As of December 31, 2012, the square footage for media and entertainment properties totaled 884,196 square feet, including this acquisition. Square footage for land assets represents management’s estimate of developable square feet, the majority of which remains subject to entitlement approvals that have not yet been obtained.

(2)
Percent leased for office properties is calculated as (i) square footage under commenced leases as of December 31, 2012, divided by (ii) total square feet, expressed as a percentage. Percent leased for media and entertainment properties is the average percent leased for the 12 months ended December 31, 2012. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(3)
We present rent data for office properties on an annualized basis, and for media and entertainment properties on an annual basis. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) as of December 31, 2012, by (ii) 12. Annual base rent for media and entertainment properties reflects actual base rent for the 12 months ended December 31, 2012, excluding tenant reimbursements.

(4)
Annualized base rent per leased square foot for the office properties is calculated as (i) annualized base rent divided by (ii) square footage under lease as of December 31, 2012. Annual base rent per leased square foot for the media and entertainment properties is calculated as (i) actual base rent for the 12 months ended December 31, 2012, excluding tenant reimbursements, divided by (ii) average square feet under lease for the 12 months ended December 31, 2012.

Office Portfolio
Our portfolio consists of 19 office properties comprising an aggregate of approximately 4.5 million square feet. As of December 31, 2012, our stabilized office properties were approximately 93.5% leased (giving effect to leases signed but not commenced as of that date). All of our office properties are located in prime California submarkets. As of December 31, 2012, the weighted average remaining lease term for our office portfolio was 49 months.
Tenant Diversification of Office Portfolio
Our office portfolio is currently leased to a variety of companies. The following table sets forth information regarding the ten largest tenants in our office portfolio based on annualized base rent as of December 31, 2012.

Tenant	Property	Lease Expiration(1)	Total Leased Square Feet	Percentage of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent
Bank of America(3)	1455 Market	Various	776,812	17.4%	$8,720,944	8.3%
Warner Music Group	Pinnacle I	12/31/2019	195,166	4.4	7,803,146	7.4
AIG	Rincon Center	7/31/2017	142,655	3.2	6,134,165	5.8
AT&T(4)	Rincon Center	8/31/2013	155,964	3.5	5,850,333	5.6
GSA(5)	Various	Various	138,712	3.1	4,517,197	4.3
Fox Interactive Media, Inc.	625 Second Street	3/31/2017	104,897	2.4	4,489,382	4.3
Technicolor Creative Services USA, Inc.	Technicolor Building	5/31/2020	114,958	2.6	4,395,488	4.2
Clear Channel	Pinnacle I	9/30/2016	107,715	2.4	4,392,142	4.2
NFL Enterprises	10950 Washington	3/31/2015	115,084	2.6	3,648,749	3.5
Saatchi & Saatchi North America, Inc.	Del Amo Office Building	12/31/2019	113,000	2.5	3,069,070	2.9
Total			1,964,963	44.1%	$53,020,616	50.5%

(1)	GSA and Saatchi & Saatchi North America, Inc. leases are subject to early termination prior to expiration at the option of the tenant.

(2)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) as of December 31, 2012, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

(3)
We have completed leases at our 1455 Market property with the Metro Transit Authority (“MTA”) for 38,894 square feet and with Square, Inc. for 327,432 square feet which backfill certain space currently leased to Bank of America. The following summarizes Bank of America’s early termination rights by square footage as of December 31, 2012, subject to the pending lease commencements with MTA and Square, Inc.: (1) 25,474 square feet at December 31, 2012; (2) 95,656 square feet at January 31, 2013, 92,740 square feet of which was delivered to Square, Inc. in February, 2013 for lease commencement in February, 2013; (3) 56,521 square feet at June 30, 2013, 38,894 square feet of which is scheduled to be delivered to MTA at or around June 30, 2013, subject to satisfaction of certain conditions associated with the lease to MTA, and another 15,741 square feet of which is scheduled to be delivered to Square Inc. in July, 2013 for lease commencement in July, 2013; (4) 152,373 square feet at December 31, 2013, 129,886 square feet of which is scheduled to be delivered to Square, Inc. in January, 2014 for lease commencement in January, 2014; (5) 217,914 square feet at December 31, 2015; and (6) 228,874 square feet at December 31, 2017. In sum, the leases with MTA and Square, Inc. backfill a combined 277,261 square feet of the 776,812 square feet leased to Bank of America as of December 31, 2012. In addition to the 238,367 square feet under the lease with Square, Inc. which backfills space under the Bank of America lease, the lease with Square, Inc. also includes 89,065 square feet of net absorption, scheduled for commencement in March, 2013.

(4)
We have completed leases at our Rincon Center property with salesforce.com for 235,733 square feet which backfills 148,375 square feet currently leased to AT&T. The following summarizes the scheduled commencement by square footage of the lease with salesforce.com: (1) 93,028 square feet commencing on November 1, 2013, 71,931 square feet of which backfills space currently occupied by AT&T; (2) 59,689 square feet commencing May 1, 2014, 37,230 square feet of which backfills space currently occupied by AT&T; (3) 76,004 square feet commencing August 1, 2014, 39,214 square feet of which backfills space currently occupied by AT&T and 27,604 square feet currently occupied to other tenants; (4) 2,868 square feet commencing August 1, 2015, 2,851 square feet of which backfills space currently occupied by other tenants; and (5) 4,144 square feet commencing May 1, 2017, all of which backfills space currently occupied by other tenants. In addition to the 182,974 square feet under the lease with salesforce.com which backfills space under the lease with AT&T and other tenants, the lease with salesforce.com also includes 13,021 square feet of additional square footage due to BOMA adjustments and 39,738 square feet of net absorption, scheduled for commencement, as follows: 18,062 square feet in November, 2013; 18,075 square feet in May, 2014; and 3,601 square feet in August, 2014.

(5)
GSA expirations by property and square footage: (1) 89,995 square feet at 1455 Market Street expiring on February 19, 2017; (2) 5,906 square feet at 901 Market Street expiring on April 30, 2017; and (3) 42,811 square feet at 901 Market Street expiring on July 31, 2021.

Lease Distribution of Office Portfolio
The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2012.

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Leased Square Feet	Percentage of Office Portfolio Leased Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
2,500 or less	78	34.7%	98,686	2.5%	$3,527,473	3.1%
2,501-10,000	69	30.7	363,995	9.2	12,980,530	11.3
10,001-20,000	20	8.9	297,392	7.5	9,560,301	8.4
20,001-40,000	19	8.4	549,351	13.8	14,796,730	12.9
40,001-100,000	11	4.9	747,550	18.8	17,451,271	15.3
Greater than 100,000	11	4.9	1,638,681	41.2	46,695,200	40.8
Building management use	8	3.5	21,425	0.5	—	—
Uncommenced leases	9	4.0	259,384	6.5	9,391,766	8.2
Office Portfolio Total:	225	100.0%	3,976,464	100.0%	$114,403,271	100.0%
_____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including under uncommenced leases as of December 31, 2012 by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations of Office Portfolio
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2012 plus available space, for each of the ten full calendar years beginning January 1, 2012 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Square Footage of Expiring Leases(1)	Percentage of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Available	477,077	10.7%	$—	—%	$—
2012	58,089	1.3	386,049	0.3	6.65
2013	789,518	17.7	19,633,620	17.2	24.87
2014	149,109	3.4	5,078,656	4.4	34.06
2015	404,090	9.1	8,120,591	7.1	20.1
2016	338,399	7.6	11,248,475	9.8	33.24
2017	768,018	17.2	22,717,744	19.9	29.58
2018	272,208	6.1	6,856,905	6.0	25.19
2019	558,446	12.5	18,591,470	16.3	33.29
2020	238,735	5.4	8,791,014	7.7	36.82
2021	42,811	1.0	1,054,723	0.9	24.64
Thereafter	76,232	1.7	2,532,260	2.2	33.22
Building management use	21,425	0.5	—	—	—
Signed leases not commenced	259,384	5.8	9,391,766	8.2%	36.21
Office Portfolio Total/Weighted Average:	4,453,541	100.0%	$114,403,273	100.0%	$28.77
____________

(1)	Assumes Bank of America exercises the early termination rights set forth in footnote (3) on page 27 of this Form 10-K.

(2)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including under uncommenced leases as of December 31, 2012, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

Media and Entertainment Portfolio
Our portfolio of operating properties includes two properties that we consider to be media and entertainment properties, encompassing an aggregate of 884,196 square feet. We define our media and entertainment properties as those properties in our portfolio that are primarily used for the physical production of media content, such as television programs, feature films, commercials, music videos and photographs. These properties generally also feature a traditional office component that is leased to production companies and content providers. For the 12 months ended December 31, 2012, our media and entertainment properties were approximately 73.7% leased. Our media and entertainment properties are located in prime Southern California submarkets.
Leasing Characteristics of Media and Entertainment Properties
The duration of typical lease terms for tenants of media and entertainment properties tends to be shorter than those of traditional office properties. Generally, terms of the media and entertainment leases are one year or less, as tenants are never certain as to whether their productions will continue to be carried by networks or cable channels. However, historically, many entertainment tenants have exercised renewal options such that their actual tenancy is extended for multiple years. As an example, productions such as Judge Judy, Judge Joe Brown and Let’s Make a Deal have been tenants at Sunset Bronson Studios for between three and 15 years. At Sunset Gower Studios, NBC’s Heroes was a tenant for four years prior to its cancellation and Showtime’s Dexter has been a tenant for six years. Additionally, occupancy levels for sound stage space and office and support space tend to run in parallel, as a majority of stage users also require office and support space. In addition, we require tenants at our media and entertainment properties to use our facilities for items such as lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). As a result, our other property-related revenues tend to track overall occupancy of our media and entertainment properties. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.
Description of Our Media and Entertainment Properties
Sunset Gower, Hollywood, California
Sunset Gower is a 15.7-acre media and entertainment property located in the heart of Hollywood, four blocks west of the Hollywood (101) Freeway. The property encompasses almost an entire city block, bordered by Sunset Boulevard to the north, Gower Street to the west, Gordon Street to the east and Fountain Avenue to the south. The property, a fixture in the Los Angeles-based entertainment industry since it was built in the 1920s, served as Columbia Pictures’ headquarters through 1972 and is now one of the largest independent media and entertainment properties in the United States. Sunset Gower provides a fully-integrated environment for its media and entertainment-focused tenants within which they can access creative and technical talent for film and television production as well as post-production. Sunset Gower typically serves as home to single-camera television and motion picture production tenants. The property comprises 394,910 square feet of office and support space, along with 12 sound stage facilities totaling 175,560 square feet. In addition, there are 1,450 parking spaces situated in both surface and structured parking lots. Included in the total office square footage are two buildings, known as 6050 Sunset, 1455 Beachwood, and 1455 Gordon, that were acquired on December 16, 2011 and September 21, 2012, and that comprise approximately 26,761 square feet. The 1455 Beachwood and 1455 Gordon buildings are being renovated. For the year ended December 31, 2012, Sunset Gower was approximately 71.2% leased.
An approximately 0.59-acre portion of the site is subject to ground leases, expiring March 31, 2060, by and between Sunset Gower Entertainment Properties, LLC (lessee) and the Chadwick 1994 Family Trust and Richard S. Chadwick (collectively “lessor”); the remaining portion of the Sunset Gower property is owned by Sunset Gower Entertainment Properties in fee, with the exception of 6050 Sunset, 1455 Beachwood, and 1455 Gordon, which are owned by SGS Ancillary Parcels, LLC.
In addition to Sunset Gower’s existing facilities, the current zoning designation for Sunset Gower, M1-1—Limited Industrial, City of Los Angeles, permits a floor area ratio, or FAR, of 1.5x, which implies a maximum allowable density of 1,022,933 square feet, or an incremental 423,436 square feet above the existing 599,497 floor area ratio, including the Technicolor Building. However, as of December 31, 2012, we had no immediate plans to develop additional facilities on the property.
Sunset Gower Primary Tenants

The following table summarizes information regarding the primary tenants of Sunset Gower for the year ended December 31, 2012:

Tenant	Principal Nature of Business	Lease Expiration	Renewal Options	Total Leased Square Feet(1)	Percentage of Property Square Feet	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)	Percentage of Property Annual Base Rent
Blind Decker Productions (Dexter)	Television/Entertainment	12/31/2013(4)	—	64,065	11.3%	$2,136,839	$33.35	17.4%
Total/Weighted Average:				64,065	11.3%	$2,136,839	$33.28	17.4%
_____________

(1)	Reflects average square feet under lease to such tenant for the year ended December 31, 2012.

(2)	Annual base rent reflects actual base rent for the year ended December 31, 2012, excluding tenant reimbursements.

(3)
Annual base rent per leased square foot is calculated as actual rent for the year ended December 31, 2012, excluding tenant reimbursements, divided by average square feet under lease for the year ended December 31, 2012.

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

Sunset Gower Percent Leased and Base Rent
The following table sets forth the percentage leased, annual base rent per leased square foot and annual net effective base rent per leased square foot for Sunset Gower as of the dates indicated below:

Date	Percent Leased(1)	Annual Base Rent Per Leased Square Foot(2)	Annual Net Effective Base Rent Per Leased Square Foot(3)
December 31, 2012	71.2%	$30.49	$30.61
December 31, 2011	66.6	30.88	30.98
December 31, 2010	70.9	30.27	30.27
December 31, 2009	68.2	29.83	29.83
December 31, 2008	74.2	27.94	27.94
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
Sunset Bronson, Hollywood, California
Sunset Bronson is a 10.6 acre media and entertainment property located in the heart of Hollywood, one block west of the Hollywood (101) Freeway and in close proximity to the Sunset Gower property. The property encompasses a full city block, bordered by Sunset Boulevard to the north, Bronson Avenue to the west, Van Ness Avenue to the east and Fernwood Avenue to the south. The property, which was built in phases from 1924 through 1981, formerly served as Warner Brothers Studios’ headquarters and has been continuously operated as a media and entertainment property since the 1920s. The property includes a Historical-Cultural Monument designation for the Site of the Filming of the First Talking Film (The Jazz Singer) that is specific to the building structure that fronts Sunset Boulevard. Similar to nearby Sunset Gower, Sunset Bronson is a multi-use property with a full complement of production, post-production and support facilities that enable its media and entertainment focused tenants to conduct their business in a collaborative and efficient setting. In contrast to Sunset Gower, which typically serves single-camera television and motion picture productions, Sunset Bronson caters to multi-camera television productions, such as game shows, talk shows or courtroom shows that record in video and require a control room to manage and edit the productions’ multiple cameras. Excluding the KTLA portion of the property, which is described below,

Sunset Bronson consists of approximately 86,108 square feet of office and support space and nine sound stage facilities with approximately 137,109 square feet, along with 455 parking spaces. The property has three digital control rooms, one of which has high-definition technology, which allow tenants to edit productions filmed with high-definition cameras. For the year ended December 31, 2012, Sunset Bronson was approximately 78.1% leased.
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

Sunset Bronson Primary Tenants
The following table summarizes information regarding the primary tenants of Sunset Bronson as of December 31, 2012:

Tenant	Principal Nature of Business	Lease Expiration	Renewal Options	Total Leased Square Feet(1)	Percentage of Property Square Feet	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)	Percentage of Property Annual Base Rent
KTLA	Television/ Entertainment	1/31/2016	—	90,506	28.8%	$3,256,498	$35.98	31.5%
3 Doors Productions	Television/ Entertainment	6/6/2013	—	37,817	12.1	1,405,624	37.17	13.6
Total/Weighted Average:				128,323	40.9%	$4,662,122	$36.33	45.1%
______________

(1)	Reflects average square feet under lease to such tenant for the year ended December 31, 2012.

(2)
Annual base rent reflects actual base rent for the year ended December 31, 2012, excluding tenant reimbursements. As of February 1, 2013, annualized base rent for KTLA will be $2,707,940, subject to annual increases of three percent and abatements of $676,985, $697,294, and $718,213 for 2013, 2014 and 2015, respectively.

(3)
Annual base rent per leased square foot is calculated as actual base rent for the year ended December 31, 2012, excluding tenant reimbursements, divided by average square feet under lease for the year ended December 31, 2012.

Sunset Bronson Percent Leased and Base Rent
The following table sets forth the percentage leased, annual base rent per leased square foot and annual net effective base rent per leased square foot for the Sunset Bronson property as of the dates indicated below:

Date	Percent Leased(1)	Annual Base Rent Per Leased Square Foot(2)	Annual Net Effective Base Rent Per Leased Square Foot(3)
December 31, 2012	78.1%	$42.16	$40.02
December 31, 2011	76.3	40.77	38.58
December 31, 2010	75.5	40.18	37.97
December 31, 2009	68.5	40.12	38.70
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of March 1, 2013, we had approximately 56,698,156 shares of common stock outstanding, including unvested restricted stock grants. Our common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010. The applicable high and low prices of our common stock from January 1, 2012 through December 31, 2012, as reported by the NYSE, are set forth below for the periods indicated.

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

Quarterly dividend distributions paid on all outstanding classes of common stock to our stockholders during the year ended 2012 are presented below:

Fiscal year 2012	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$16.13	$13.45	$15.13	$0.125
Second quarter	17.44	14.77	17.41	0.125
Third quarter	19.54	16.97	18.50	0.125
Fourth quarter	21.10	18.07	21.06	0.125

The closing share price for our common stock on March 1, 2013, as reported by the New York Stock Exchange, was $22.72. As of March 1, 2013, there were 32 stockholders of record of our common stock.

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

The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the New York Stock Exchange on June 24, 2010 and ending on December 31, 2012. The graph assumes a $100 investment in each of the indices on June 24, 2010 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P Index, and an industry peer group. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
175
160
145
130
115
100
85
70
Index Value
06/23/10
06/30/10
12/31/10
06/30/11
12/31/11
06/30/12
12/31/12
Period Ending
Hudson Pacific Properties, Inc.
S&P 500
SNL US RE <$500M Implied Cap
SNL US RE $500M-$1B Implied Cap

			Period Ending
Index	06/23/10	06/30/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12
Hudson Pacific Properties, Inc.	100.00	101.47	89.63	94.06	87.40	109.17	133.75
S&P 500	100.00	94.42	116.38	123.40	118.84	130.12	137.86
SNL US RE <$500M Implied Cap	100.00	96.11	113.29	109.12	101.81	121.93	133.50
SNL US RE $500M-$1B Impli Cap	100.00	95.24	120.66	130.87	116.14	135.91	157.45

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

HUDSON PACIFIC PROPERTIES (in thousands, except share, per share, square footage and occupancy data) Year Ended December 31,

	Consolidated			Historical Combined
	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenues
Office
Rental	$93,945	$75,343	$22,247	$11,046	$8,235
Tenant recoveries	22,157	22,102	3,115	2,024	1,504
Parking and other	9,921	7,763	1,141	252	41
Total office revenues	$126,023	$105,208	$26,503	$13,322	$9,780

Media & entertainment
Rental	$23,598	$21,617	$20,931	$19,916	$22,075
Tenant recoveries	1,598	1,539	1,571	1,792	1,544
Other property-related revenue	14,733	13,638	11,397	9,427	13,509
Other	204	187	238	64	92
Total media & entertainment revenues	$40,133	$36,981	$34,137	$31,199	$37,220

Total revenues	$166,156	$142,189	$60,640	$44,521	$47,000

Operating expenses
Office operating expenses	53,577	$44,740	$10,212	$6,242	$3,003
Media & entertainment operating expenses	24,340	22,446	19,815	19,545	23,881
General and administrative	16,497	13,038	4,493	—	—
Depreciation and amortization	57,024	44,660	15,912	10,908	9,693
Total operating expenses	151,438	$124,884	$50,432	$36,695	$36,577

Income from operations	14,718	17,305	$10,208	$7,826	$10,423

Other expense (income)
Interest expense	$19,071	$17,480	$8,831	$8,792	$12,029
Interest income	(306)	(73)	(59)	(19)	(48)
Unrealized (gain) loss on interest rate contracts	—	—	(347)	(400)	835
Sale of Lot	—	—	—	—	208
Acquisition-related expenses	1,051	1,693	4,273	—	—
Other expenses	(92)	443	192	97	21
Total other expenses	$19,724	$19,543	$12,890	$8,470	$13,045

Net loss	$(5,006)	$(2,238)	$(2,682)	$(644)	$(2,622)
Less: Net income attributable to preferred stock and units	(12,924)	(8,108)	(817)	—	—
Less: Net income attributable to restricted shares	(295)	(231)	(50)	—	—
Less: Net (income) loss attributable to non-controlling interest in consolidated real estate entities	21	(803)	(119)	29	81
Add: Net loss attributable to common units in the Operating Partnership	1,014	946	418	—	—
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling members’ equity	$(17,190)	$(10,434)	$(3,250)	$(615)	$(2,541)

Per-Share Data:
Net loss attributable to shareholders’ per share—basic and diluted	$(0.41)	$(0.35)	—	—	—
Weighted average shares of common stock outstanding—basic and diluted	41,640,691	29,392,920	—	—	—
Dividends declared per common share	$0.500	$0.500	$0.1921	—	—

	2012	2011	2010	2009	2008
Balance Sheet Data:
Investment in real estate, net	$1,390,771	$1,007,175	$837,622	$412,085	$409,192
Total assets	1,559,690	1,152,791	1,004,565	448,234	446,037
Notes payable	582,085	399,871	342,060	189,518	185,594
Total liabilities	649,993	451,647	390,232	221,646	224,306
6.25% Series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475	12,475	—	—
Redeemable non-controlling interest in consolidated real estate entity	—	—	40,328	—	—
Series B cumulative redeemable preferred stock	145,000	87,500	87,500	—	—
Members’ / stockholders’ equity	695,213	537,813	408,346	223,240	218,449
Non-controlling partnership / members’ interest	57,009	63,356	65,684	3,348	3,282
Total equity	897,222	688,669	561,530	226,588	221,731
Total liabilities and equity	$1,559,690	$1,152,791	$964,237	$448,234	$446,037

Other Data
Cash flows provided by (used in)
Operating activities	42,821	32,082	7,619	4,538	20,049
Investing activities	(423,470)	(130,604)	(242,156)	(15,457)	(178,526)
Financing activities	385,848	63,352	279,718	8,800	163,794

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
Executive Summary
Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2012 our consolidated office portfolio consisted of approximately 4.5 million square feet, and our media and entertainment portfolio consisted of 0.9 million square feet. As of December 31, 2012, our consolidated stabilized office portfolio was 93.5% leased (including leases not yet commenced). Our media and entertainment properties were 73.7% leased for the trailing 12-month period ended December 31, 2012.

Current Year Acquisitions, Repositionings and Financings.
Acquisitions.
On April 5, 2012, we acquired 10900 Washington Boulevard in Culver City, for a total gross purchase price of $2.6 million (before closing costs and prorations). 10900 Washington Boulevard is an approximately 9,919-square-foot office project immediately adjacent to our 10950 Washington Boulevard property.

On June 1, 2012, we acquired 901 Market Street property in San Francisco, for a total gross purchase price of $90.0 million (before closing costs and prorations). 901 Market is an approximately 212,319 square foot historic landmark building consisting of approximately 122,319 square feet of office space and approximately 90,000 square feet of retail space.

On September 5, 2012, we acquired the Olympic Bundy Media Campus located at 1901, 1925, and 1933 South Bundy Drive and 12333 West Olympic Boulevard in Los Angeles, for a total gross purchase price of $89.0 million (before closing costs and prorations). The Olympic Bundy Media Campus is comprised of 11.55 acres, with four existing buildings totaling approximately 241,427 square feet. The site also benefits from zoning that could potentially support up to an additional 500,000 square feet of future improvements.

On November 8, 2012, a wholly-owned subsidiary of the Company, Hudson JW, LLC, a Delaware limited liability company (“HJW”), entered into a joint venture, P1 Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), with Media Center Partners, LLC, a California limited liability company (“MCP”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square foot, office property located in Burbank, California. Pinnacle I is a 393,776 square foot building that, immediately prior to the transactions described below, was held in a joint venture between MCP and an unrelated entity (the “Prior P1 Majority Owner”), in which MCP held approximately 5% of the ownership interests. Pinnacle II is a 231,864 square foot building owned by an affiliate of MCP, Media Center Development, LLC, a Delaware limited liability company (“MCD”). The Pinnacle I building was purchased by the Pinnacle JV for a total gross purchase price of $212.5 million (before closing costs and prorations). In order to effectuate that purchase, HJW contributed approximately $83.9 million to the Pinnacle JV and the Pinnacle JV obtained a $129.0 million ten-year project loan. The new project loan bears interest at a fixed annual rate of 3.954% and matures on November 7, 2022.

MCD is expected to contribute the Pinnacle II to the Pinnacle JV building upon the satisfaction of certain closing conditions, including lender approval of the assumption of an existing $89.2 million project loan. The existing project loan bears interest at a fixed annual rate of 6.313% and matures on September 6, 2016. While no assurances can be made with respect to the timing or success of satisfying the conditions to the contribution of Pinnacle II to the Pinnacle JV, the Company anticipates the satisfaction of those conditions to be completed before the end of the first quarter of 2013. Other than for purposes of funding closing costs and prorations, HJW will not be required to make a capital contribution in connection with the contribution of the Pinnacle II building to the Pinnacle JV, but HJW’s ownership interest in the Pinnacle JV will be adjusted to reflect the contribution by MCD of Pinnacle II such that upon its contribution the combined ownership interest of MCP and MCD in Pinnacle JV shall become approximately 35%, with the remaining approximately 65% percent owned by HJW. Upon completion of the transaction, the joint venture will own both buildings for a combined purchase price of $342.5 million, subject to $218.2 million of project-level financing.

Dispositions. We did not dispose of any properties in 2012.

Repositionings. We generally select a property for repositioning at the time we purchase it. We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to determine the optimal use and tenant mix. A repositioning can consist of a range of improvements to a property, and may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants. Because each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket, the results are varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period. The repositioning process generally occurs over the course of months or even years. Although usually associated with newly-acquired properties, repositioning efforts can also occur at properties we already own; repositioning properties discussed in the context of this paragraph exclude acquisition properties where the plan for improvement is implemented as part of the acquisition. During 2012, we acquired 901 Market and the Olympic Bundy Media Campus for purposes of repositioning.

Financings.

On January 19, 2012 we closed a 10-year term loan totaling $43.0 million with PNC Bank, National Association, secured by our First Financial Plaza property. The loan bears interest at a fixed annual rate of 4.58% and will mature on February 1, 2022.

On February 11, 2012, we closed a 10-year term loan totaling $30.0 million with Cantor Commercial Real Estate Lending, L.P., secured by our 10950 Washington property. The loan bears interest at a fixed annual rate of 5.316% and will mature on March 11, 2022.

On August 3, 2012, we replaced our $200.0 million secured revolving credit facility with a $250.0 million unsecured revolving credit facility with a group of lenders for which Wells Fargo Bank, N.A. acts as administrative agent and its affiliate acts as joint lead arranger, Bank of America, N.A. acts as joint lead arranger and, together with Barclays Capital Inc., acts as joint syndication agent, and Keybank, N.A., acts as documentation agent. Our Operating Partnership is the borrower under our new unsecured revolving credit facility. A more detailed description of our unsecured revolving credit facility appears in the accompanying consolidated financial statements.

On October 9, 2012, we closed a three-year loan with Wells Fargo Bank, N.A., secured by the Company’s 275 Brannan property. Upon full disbursement, the loan will total $15.0 million. The loan bears interest at LIBOR plus 200 basis points and will mature on October 5, 2015, provided that the Company may extend such maturity for one additional year subject to satisfaction of certain conditions. Proceeds from the loan are expected to be used to fund base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of this property.

On October 30, 2012, we closed a four-year loan with Wells Fargo Bank, N.A., secured by the Company’s 901 Market Street property, $49.6 million which was funded at closing, with an additional $11.9 million available to fund base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of this property. Upon full disbursement, the loan will total $61.5 million. The loan bears interest at LIBOR plus 225 basis points, until such time as the property achieves a trailing six month 9.0% debt yield, at which time interest would be reduced to LIBOR plus 200 basis points. The loan will mature on October 31, 2016, provided that the Company may extend such maturity for one additional year subject to satisfaction of certain conditions.

On November 8, 2012, in connection with the acquisition of Pinnacle I, we closed a $129.0 million ten-year project loan to finance a portion of the purchase price. The loan bears interest only for the first five years at an interest rate of 3.954%. Beginning with the payment due December 6, 2017, monthly debt service will include principal payments based on a 30-year amortization schedule. The loan will mature on November 7, 2022.

Basis of Presentation
The accompanying consolidated financial statements are the consolidated financial statements of Hudson Pacific Properties, Inc. and our subsidiaries, including our operating partnership. The results of the properties described under “—Acquisitions” above are included in our consolidated results as of the date of their respective acquisition. Similarly, the financings described under “—Financings” above are included in our consolidated results on the date that the asset as to which a loan has been assumed was acquired or as of the date of the applicable loan draw in the case of draws under our unsecured credit facility. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.
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

From the acquisition of our first property in February 2007 through December 2012, we have acquired or developed properties totaling an aggregate of approximately 5.3 million square feet. We intend to pursue acquisitions of additional properties as a key part of our growth strategy, often including properties that may have substantial vacancy, which enables us to increase cash flow through lease-up. We expect to continue to acquire properties subject to existing mortgage financing and other indebtedness or to incur indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common or series B preferred stock and our common and series A preferred units.

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2012, the percent leased for our stabilized office properties was approximately 93.5% (or 88.3%, excluding leases signed but not commenced as of that date), and the percent leased for the media and entertainment properties (based on 12-month trailing average) was approximately 73.7%. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our media and entertainment properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets

The properties in our portfolio are all located in California submarkets. Positive or negative changes in economic or other conditions in California, including the state budgetary shortfall, employment rates, natural hazards and other factors, may impact our overall performance.

Operating Expenses

Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years are generally passed on to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net lease properties. Certain of our properties have been reassessed for property tax purposes as a result of our initial public offering or their subsequent acquisition and other reassessments remain pending. In the case of completed reassessments, the amount of property taxes we pay reflects the valuations established with the county assessors for the relevant locations of each property as of the initial public offering or their subsequent acquisition. With respect to pending reassessments, we similarly expect the amount of property taxes we pay to reflect the valuations established with such county assessors.

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
Impairment of Long-Lived Assets
We assess the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recognize impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. We did not record any impairment charges related to our real estate assets and related intangibles during the years ended December 31, 2012 and 2011.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due for monthly rents and other charges. We maintain an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of our tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on amounts estimated to be recoverable over the term of the lease. At December 31, 2012, management believed that the collectability of straight-line rent balances are reasonably assured; however, a $8 allowance was established against straight-line rent receivables. We evaluate the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and our historical collection experience. We recognize an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. Historical experience has been within management’s expectations.
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
Stock-Based Compensation
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
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2010. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. To qualify as a REIT, we are required to distribute at least 90% of our net taxable income to our stockholders, excluding net capital gains, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we continue to qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.
We have elected to treat one of our subsidiaries as a taxable REIT subsidiary. Certain activities that we may undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a taxable REIT subsidiary. A taxable REIT subsidiary is subject to federal and, where applicable, state income taxes on its net income.
We are subject to the statutory requirements of the state in which we conduct business.

Results of Operations
The following table identifies each of the properties in our portfolio acquired through December 31, 2012 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	544,602
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
City Plaza	8/26/2008	333,922
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	112,300
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,021,969
Rincon Center(1)	12/16/2010	580,850
10950 Washington	12/22/2010	158,873
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	54,673
625 Second Street	9/1/2011	136,906
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1455 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	212,319
Olympic Bundy	9/5/2012	241,427
1455 Gordon Street	9/21/2012	6,000
Pinnacle I(2)	11/8/2012	393,776
Total		5,338,475

(1) We acquired a 51% joint venture interest in the Rincon Center property on December 16, 2010. On April 29, 2011 we acquired the remaining 49% interest in the Rincon Center property for approximately $38.7 million (before closing costs and prorations).
(2) We acquired a 98.25% joint venture interest in Pinnacle I property on November 8, 2012.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $20.8 million, or 19.8%, to $126.0 million for the twelve months ended December 31, 2012 compared to $105.2 million for the twelve months ended December 31, 2011. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $18.6 million, or 24.7%, to $93.9 million for the twelve months ended December 31, 2012 compared to $75.3 million for the twelve months ended December 31, 2011. The increase in rental revenue largely reflects a full year of operating results from office properties acquired in the second half of 2011 and the impact of office properties acquired in the second, third, and fourth quarters of 2012.

Office Tenant Recoveries. Office tenant recoveries remained relatively flat for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011.

Office Parking and Other Revenue. Office parking and other revenue increased $2.2 million, or 27.8%, to $9.9 million for the twelve months ended December 31, 2012 compared to $7.8 million for the twelve months ended December 31, 2011. The increase in parking and other revenue largely reflects a full year of operating results from office properties acquired in the second half of 2011 and the impact of office properties acquired in the second, third, and fourth quarters of 2012.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $3.2 million, or 8.5%, to $40.1 million for the twelve months ended December 31, 2012 compared to $37.0 million for the twelve months ended December 31, 2011. The items that contributed to the period-over-period total revenue results are discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue increased $2.0 million, or 9.2%, to $23.6 million for the twelve months ended December 31, 2012 compared to $21.6 million for the twelve months ended December 31, 2011. The increase in rental revenue was primarily due to higher rents and occupancy compared to the same period a year ago.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and internet). Total other property-related revenue increased $1.1 million, or 8.0%, to $14.7 million for the twelve months ended December 31, 2012 compared to $13.6 million for the twelve months ended December 31, 2011. The increase in other property-related revenue was primarily due to higher production activity and occupancy at our media and entertainment properties compared to the same period a year ago.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $26.6 million, or 21.3%, to $151.4 million for the twelve months ended December 31, 2012 compared to $124.9 million for the twelve months ended December 31, 2011. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $8.8 million, or 19.8%, to $53.6 million for the twelve months ended December 31, 2012 compared to $44.7 million for the twelve months ended December 31, 2011. The increase in operating expenses largely reflects a full year of operating results from office properties acquired in the second half of 2011 and the impact of office properties acquired in the second, third, and fourth quarters of 2012.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $1.9 million, or 8.4%, to $24.3 million for the twelve months ended December 31, 2012 compared to $22.4 million for the twelve months ended December 31, 2011. The increase was primarily due to higher production activity and occupancy at our media and entertainment properties compared to the same period a year ago.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $3.5 million, or 26.5%, to $16.5 million for the twelve months ended December 31, 2012 compared to

$13.0 million for the twelve months ended December 31, 2011. The increase in general and administrative expenses was primarily due to the adoption of the 2012 Outperformance Program and increased staffing to meet operational needs arising from the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $12.4 million, or 27.7%, to $57.0 million for the twelve months ended December 31, 2012 compared to $44.7 million for the twelve months ended December 31, 2011. The increase was primarily due to the depreciation associated with a full year of operating results from office properties acquired in the second half of 2011 and the impact of office properties acquired in the second, third, and fourth quarters of 2012.

Other Expense (Income)

Interest Expense. Interest expense increased $1.6 million or 9.1% to $19.1 million for the twelve months ended December 31, 2012 compared to $17.5 million for the twelve months ended December 31, 2011. At December 31, 2012, we had $582.1 million of notes payable, compared to $399.9 million at December 31, 2011. The increase in interest expense was primarily due to the increase in indebtedness associated with the financing activity throughout 2012 on our First Financial, 10950 Washington, 901 Market, and Pinnacle I properties, as described above, and the full year impact of financings assumed in connection with properties acquired in the second half of 2011.

Acquisition-related expenses. Acquisition-related expenses decreased $0.6 million, or 37.9%, to $1.1 million for the twelve months ended December 31, 2012 compared to $1.7 million for the twelve months ended December 31, 2011. The decrease in acquisition-related expenses was primarily due to higher expenses associated with loans assumptions in connection properties acquired in the second half of 2011.

Net Loss

Net loss for the twelve months ended December 31, 2012 was $5.0 million compared to net loss of $2.2 million for the twelve months ended December 31, 2011. The increase in net loss was primarily due to higher operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, partially offset by higher revenues as a result of a full year of operating results from office properties acquired in the second half of 2011 and the impact of office properties acquired in the second, third, and fourth quarters of 2012, all as described above.
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
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $18.9 million of cash and cash equivalents at December 31, 2012. In addition, the lead arrangers for our unsecured revolving credit facility have secured commitments that will allow borrowings of up to $250.0 million. As of December 31, 2012, we had total borrowing capacity of approximately $204.1 million on our unsecured credit facility, of which $55.0 million had been drawn. Subsequent to December 31, 2012, we drew an additional $5.0 million on our unsecured credit facility for a total outstanding balance of $60.0 million.
On February 12, 2013, we closed the public offering of 9,200,000 shares of our common stock. We used $60.0 million of proceeds from that stock offering to fully pay down the $60.0 million outstanding balance on our unsecured credit facility. As a result, as of the filing of this report we have capacity of approximately $204.1 million on our unsecured credit facility, none of which has been drawn. We intend to use the unsecured revolving credit facility, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
Based on the closing price of our common stock of $22.72 as of March 1, 2013, our ratio of debt to total market capitalization was approximately 27.1% (counting series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units, plus the liquidation preference of outstanding series B preferred stock, plus the book value of our total consolidated indebtedness.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and by drawing upon our unsecured revolving credit facility.
Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our unsecured revolving credit facility pending permanent financing.
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
Consolidated Indebtedness

Senior Unsecured Revolving Credit Facility

On August 3, 2012, we replaced our $200.0 million secured revolving credit facility with a $250.0 million unsecured revolving credit facility with a group of lenders for which Wells Fargo Bank, N.A. acts as administrative agent and its affiliate acts as joint lead arranger, Bank of America, N.A. acts as joint lead arranger and, together with Barclays Capital Inc., acts as joint syndication agent, and Keybank, N.A., acts as documentation agent. Our Operating Partnership is the borrower under our new unsecured revolving credit facility. The facility is required to be guaranteed by us and all of our subsidiaries that own unencumbered properties. The unsecured revolving credit facility includes an accordion feature that allows us to increase the availability by $150.0 million, to $400.0 million, under specified circumstances and subject to receiving commitments from lenders.

Our unsecured revolving credit facility bears interest at a rate per annum equal to LIBOR plus 155 basis points to 220 basis points, depending on our leverage ratio. If the Company obtains a credit rating for its senior unsecured long term indebtedness, it may make an irrevocable election to change the interest rate for the unsecured revolving credit facility to a rate per annum equal to LIBOR plus 100 basis points to 185 basis points, depending on the credit rating. Our unsecured revolving credit facility is subject to a facility fee in an amount equal to our unused commitments multiplied by a rate per annum equal to 25 basis points to 35 basis points, depending on our usage of the unsecured revolving credit facility, or, if we make the credit rating election, in an amount equal to the aggregate amount of our commitments multiplied by a rate per annum equal to 15 basis points to 45 basis points, depending upon the credit rating. The amount available for us to borrow under the unsecured revolving credit facility is subject to compliance with certain covenants, including the following financial covenants:

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

•
a minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties plus our pro rata share of net operating income from unencumbered properties to unsecured interest expense) of 1.60:1.00; and

•
a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the unsecured revolving credit facility but including unsecured lines of credit to total asset value) of 0.15:1.00.

In addition to these covenants, our unsecured revolving credit facility also includes certain limitations on dividend payouts and distributions, limits on certain types of investments outside of our primary business, and other customary affirmative and negative covenants. Our ability to borrow under the unsecured revolving credit facility is subject to continued compliance with these covenants.
As of December 31, 2012, we were in compliance with our unsecured revolving credit facility’s financial covenants. As of December 31, 2012, we had approximately $204.1 million of total capacity under our unsecured revolving credit facility, of which $55.0 million had been drawn.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2012 with respect to our outstanding indebtedness.

	Outstanding
Debt	December 31, 2012	Interest Rate (1)	Maturity Date
Unsecured Revolving Credit Facility	$55,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street(2)	33,700	5.85%	2/1/2014
Mortgage loan secured by 6922 Hollywood Boulevard(3)	41,243	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan (4)	138	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson(5)	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by 901 Market (6)	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Rincon Center	107,492	5.134%	5/1/2018
Mortgage loan secured by First Financial(7)	43,000	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington	29,711	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(8)	129,000	3.954%	11/7/2022
Subtotal	$580,884
Unamortized loan premium, net(9)	1,201
Total	$582,085
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of 625 Second Street property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

(4)
On October 5, 2012, we obtained a loan for our 275 Brannan property pursuant to which we have the ability to draw up to $15,000 for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(5)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016. Beginning with the payment due February 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt amortization of $1,410.

(6)
On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49,600 upon closing, with the ability to draw up to an additional $11,900 for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(7)
The loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(8)
The loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $7,349.

(9)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 625 Second Street and 6922 Hollywood Boulevard.

Contractual Obligations
The following table provides information with respect to our commitments at December 31, 2012, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extensions.

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on mortgage loans(1)	$580,884	$107,731	$174,767	$109,147	$189,239
Interest payments(1)(2)	137,695	25,143	59,028	32,577	20,947
Operating leases	225	193	32	—	—
Tenant-related commitments	68,293	68,293	—	—	—
Ground leases(3)	59,327	1,417	4,251	4,251	49,408
Total:	$846,424	$202,777	$238,078	$145,975	$259,594

(1)
As of December 31, 2012, we had drawn approximately $55.0 million under our unsecured revolving credit facility. Subsequent to December 31, 2012, we fully repaid the outstanding balance of our unsecured revolving credit facility.

(2)	Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed.

(3)
Reflects current annual base rents of $367,125, $1, $975,000 and $75,000 under the Sunset Gower, Del Amo Office, 222 Kearny Street and 9300 Wilshire ground leases, expiring March 31, 2060, June 30, 2049, June 14, 2054 and August 14, 2032, respectively. Assumes Sunset Gower and 222 Kearny ground rent is fixed at the current rent, although such ground rent is subject to periodic adjustments.

Off Balance Sheet Arrangements
At December 31, 2012, we did not have any off-balance sheet arrangements.

Cash Flows
Cash Flows
Comparison of twelve months ended December 31, 2012 to twelve months ended December 31, 2011 is as follows:

	Twelve Months Ended December 31,
	2012	2011	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	42,821	32,082	10,739	33.5%
Net cash used in investing activities	(423,470)	(130,604)	(292,866)	224.2%
Net cash provided by financing activities	385,848	63,352	322,496	509.1%

Cash and cash equivalents were $18.9 million and $13.7 million at December 31, 2012 and December 31, 2011, respectively.

Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $10.7 million to $42.8 million for the twelve months ended December 31, 2012 compared to $32.1 million for the twelve months ended December 31, 2011. The increase was primarily due to an increase in cash NOI, as defined, from our office properties, primarily from the acquisitions of office properties in the third and fourth quarters of 2011 and the second, third and fourth quarter of 2012, and an increase in prepaid rent, all of which were partially offset by an increase in general and administrative expenses, compared to the twelve months ended December 31, 2011. The increase in office properties cash NOI for the twelve months ended December 31, 2012 would have been higher if the prior year early lease termination payment from a tenant at our City Plaza property was disregarded.

Investing Activities
Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities increased $292.9 million to $423.5 million for the twelve months ended December 31, 2012 compared to $130.6 million for twelve months ended December 31, 2011. The increase was primarily due to the acquisition of 901 Market in June 2012, the acquisition of Olympic and Bundy in September 2012 and the acquisition of Pinnacle I in November 2012.

Financing Activities
Our net cash used in financing activities is generally impacted by our borrowings, capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests. Net cash provided by financing activities increased $322.5 million to $385.8 million for the twelve months ended December 31, 2012 compared to $63.4 million for the twelve months ended December 31, 2011. The increase was due to higher net proceeds from the issuance of common stock, the issuance of our series B preferred stock, and lower repayment of indebtedness, as compared to the prior year. In addition, we paid off the Rincon center minority interest in 2011, with no comparable activity in 2012. The interest in net cash provided by financing activities for the twelve months ended December 31, 2012 was partially offset by lower new financings (See Liquidity and Capital Resources above), and increased distributions, compared to the twelve months ended December 31, 2011.

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

On October 9, 2012, we closed a three-year loan with Wells Fargo Bank, N.A., secured by the Company’s 275 Brannan property. Upon full disbursement, the loan will total $15.0 million. The loan bears interest at LIBOR plus 200 basis points and will mature on October 5, 2015, provided that the Company may extend such maturity for one additional year subject to satisfaction of certain conditions. There is currently no hedge associated with this loan.

On October 30, 2012, we closed a four-year loan with Wells Fargo Bank, N.A., secured by the Company’s 901 Market Street property, $49.6 million which was funded at closing, with an additional $11.9 million available to fund base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of this property. Upon full disbursement, the loan will total $61.5 million. The loan bears interest at LIBOR plus 2.25%, until such time as the property achieves a trailing six month 9.0% debt yield, at which time interest would be reduced to LIBOR plus 2.00%. The loan will mature on October 31, 2016, provided that the Company may extend such maturity for one additional year subject to satisfaction of certain conditions. There is currently no hedge associated with this loan.

As of December 31, 2012, we had drawn a total of $55.0 million under our unsecured credit facility, which facility is not subject to an interest rate hedge. Therefore, with respect to the combined $92.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties, the $49.6 million on our 901 Market Street property, the $0.1 million on our 275 Brannan Street property, and $55.0 million outstanding balance on our unsecured facility as of December 31, 2012, if one-month LIBOR as of December 31, 2012 was to increase by 100 basis points, or 1.0%, the resulting increase in interest expense would impact our future earnings and cash flows by $2.0 million.

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

As of December 31, 2012, our total outstanding debt was approximately $580.9 million (before unamortized loan premium), which was comprised of a $104.7 million of outstanding debt not mitigated by interest rate contracts, $92.0 million of variable rate secured mortgage loans subject to the interest rate agreements described above, and $384.1 million (before unamortized loan premium) of fixed rate secured mortgage loans. As of December 31, 2012, the fair value of our fixed rate secured mortgage loans, including the indebtedness on the Sunset Bronson property, was approximately $390.3 million.

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
Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.
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
The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

Item 9B.  Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2013. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

Item 11.    Executive Compensation
The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2013.

Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2013.

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

10.58	Limited Liability Company Agreement of Hudson MC Partners, LLC, dated as of November 8, 2012.(21)
10.59	Acquisition and Contribution Agreement between Media Center Development, LLC and P2 Hudson Partners, LLC for Pinnacle 2 Property Located at 3300 West Olive Avenue, Burbank, California.(21)
10.60	Loan Agreement dated as of November 8, 2012 between P1 Hudson MC Partners, LLC, as Borrower and Jefferies Loancore LLC, as Lender.(21)
10.61	First Amendment to Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(19)
10.62	2013 Outperformance Award Agreement.(20)
10.63	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.
12.1	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2012, 2011, 2010, 2009 and 2008.
22.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(18)

101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 12, 2012.
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2013.
(21)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
*	Denotes a management contract or compensatory plan or arrangement.
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

HUDSON PACIFIC PROPERTIES, INC.

March 14, 2013	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2013
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Financial Officer (Principal Financial Officer)	March 14, 2013
Mark T. Lammas
/S/ HOWARD S. STERN	President and Director	March 14, 2013
Howard S. Stern
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2013
Harout K. Diramerian
/S/ RICHARD B. FRIED	Director	March 14, 2013
Richard B. Fried
/S/ THEODORE R. ANTENUCCI	Director	March 14, 2013
Theodore R. Antenucci
/S/ JONATHAN M. GLASER	Director	March 14, 2013
Jonathan M. Glaser
/S/ MARK D. LINEHAN	Director	March 14, 2013
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	March 14, 2013
Robert M. Moran, Jr.
/S/ BARRY A. PORTER	Director	March 14, 2013
Barry A. Porter
/S/ PATRICK WHITESELL	Director	March 14, 2013
Patrick Whitesell

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer

/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hudson Pacific Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hudson Pacific Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Pacific Properties, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Iem 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Pacific Properties, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California
March 14, 2013

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
REAL ESTATE ASSETS
Land	$493,211	$368,608
Building and improvements	867,268	601,812
Tenant improvements	79,966	69,021
Furniture and fixtures	11,548	11,536
Property under development	23,962	9,527
Total real estate held for investment	1,475,955	1,060,504
Accumulated depreciation and amortization	(85,184)	(53,329)
Investment in real estate, net	1,390,771	1,007,175
Cash and cash equivalents	18,904	13,705
Restricted cash	14,322	9,521
Accounts receivable, net	12,442	8,963
Notes receivable	4,000	—
Straight-line rent receivables	14,165	10,801
Deferred leasing costs and lease intangibles, net	83,498	84,131
Deferred finance costs, net	8,175	5,079
Interest rate contracts	71	164
Goodwill	8,754	8,754
Prepaid expenses and other assets	4,588	4,498
TOTAL ASSETS	$1,559,690	$1,152,791
LIABILITIES AND EQUITY
Notes payable	$582,085	$399,871
Accounts payable and accrued liabilities	18,833	12,469
Below-market leases	31,560	22,861
Security deposits	5,997	5,651
Prepaid rent	11,518	10,795
TOTAL LIABILITIES	649,993	451,647
6.25% series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares and 3,500,000 shares outstanding at December 31, 2012 and 2011, respectively	145,000	87,500
Common Stock, $0.01 par value, 490,000,000 authorized, 47,496,732 shares and 33,840,854 shares outstanding at December 31, 2012 and 2011, respectively	475	338
Additional paid-in capital	726,605	552,043
Accumulated other comprehensive loss	(1,287)	(883)
Accumulated deficit	(30,580)	(13,685)
Total Hudson Pacific Properties, Inc. stockholders’ equity	840,213	625,313
Non-controlling interest - members in consolidated entities	1,460	—
Non-controlling common units in the Operating Partnership	55,549	63,356
TOTAL EQUITY	897,222	688,669
TOTAL LIABILITIES AND EQUITY	$1,559,690	$1,152,791
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2012	2011	2010
Revenues
Office
Rental	$93,945	$75,343	$22,247
Tenant recoveries	22,157	22,102	3,115
Parking and other	9,921	7,763	1,141
Total office revenues	126,023	105,208	26,503
Media & entertainment
Rental	23,598	21,617	20,931
Tenant recoveries	1,598	1,539	1,571
Other property-related revenue	14,733	13,638	11,397
Other	204	187	238
Total media & entertainment revenues	40,133	36,981	34,137
Total revenues	166,156	142,189	60,640
Operating expenses
Office operating expenses	53,577	44,740	10,212
Media & entertainment operating expenses	24,340	22,446	19,815
General and administrative	16,497	13,038	4,493
Depreciation and amortization	57,024	44,660	15,912
Total operating expenses	151,438	124,884	50,432
Income from operations	14,718	17,305	10,208
Other expense (income)
Interest expense	19,071	17,480	8,831
Interest income	(306)	(73)	(59)
Unrealized gain on interest rate contracts	—	—	(347)
Acquisition-related expenses	1,051	1,693	4,273
Other (income) expenses	(92)	443	192
	19,724	19,543	12,890
Net loss	(5,006)	(2,238)	(2,682)
Net income attributable to preferred stock and units	(12,924)	(8,108)	(817)
Net income attributable to restricted shares	(295)	(231)	(50)
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	21	(803)	(119)
Net loss attributable to common units in the Operating Partnership	1,014	946	418
Net loss attributable to Hudson Pacific Properties, Inc. common shareholders	$(17,190)	$(10,434)	$(3,250)
Net loss attributable to common shareholders’ per share — basic and diluted	$(0.41)	$(0.35)
Weighted average shares of common stock outstanding — basic and diluted	41,640,691	29,392,920
Dividends declared per common share	$0.5000	$0.5000	$0.1921

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2012	2011	2010
Net loss	$(5,006)	$(2,238)	$(2,682)
Other comprehensive loss: cash flow hedge adjustment	(429)	(967)	7
Comprehensive loss	(5,435)	(3,205)	(2,675)
Comprehensive income attributable to preferred stock and units	(12,924)	(8,108)	(817)
Comprehensive income attributable to restricted shares	(295)	(231)	(50)
Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	21	(803)	(119)
Comprehensive loss attributable to common units in the Operating Partnership	1,039	1,024	417
Comprehensive loss attributable to Hudson Pacific Properties, Inc. shareholders	(17,594)	(11,323)	(3,244)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Members’ Real Estate Equity	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest - Members in Consolidated Entities	Total Equity
Balance, January 1, 2010	—	$—	$—	$—	$—	$—	$223,240	$—	$3,348	$226,588
Contributions							4,122			4,122
Distributions							(1,703)			(1,703)
Proceeds from sale of common stock, net of underwriters discount	14,720,000	147		232,574						232,721
Proceeds from private placement	1,176,471	12		19,988						20,000
Issuance of restricted stock	490,442	4		(4)						—
Shares repurchased				(1)						(1)
Issuance of Series B Cumulative Redeemable Preferred Stock			87,500							87,500
Issuance of Common units for acquisition of properties								12,019		12,019
Transaction related costs				(11,241)						(11,241)
Declared Dividend			(427)	(4,271)				(502)		(5,200)
Amortization of stock based compensation				765						765
Acquisition of non-controlling member’s interest									(828)	(828)
Net income (loss)			427		(3,482)		283	(418)	(29)	(3,219)
Cash Flow Hedge Adjustment						6		1		7
Exchange of Members' equity for common stock and units	6,050,037	61		173,788			(225,942)	54,584	(2,491)	—
Balance, December 31, 2010	22,436,950	224	$87,500	$411,598	$(3,482)	$6	$—	$65,684	$—	$561,530
Contributions				—						—
Distributions				(432)						(432)
Proceeds from sale of common stock, net of underwriters' discount	7,992,500	80		110,928						111,008
Proceed from private placement	3,125,000	31		45,657						45,688
Common stock issuance transaction costs				(2,061)						(2,061)
Series B stock issuance transaction costs				(600)						(600)
Issuance of restricted stock	316,092	4		(4)						—
Forfeiture of restricted stock	(7,535)									—
Shares repurchased	(22,153)	(1)		(303)						(304)
Declared Dividend			(7,328)	(15,400)				(1,304)		(24,032)
Amortization of stock based compensation				2,660						2,660
Net income (loss)			7,328		(10,203)			(946)		(3,821)
Cash Flow Hedge Adjustment						(889)		(78)		(967)
Balance, December 31, 2011	33,840,854	$338	$87,500	$552,043	$(13,685)	$(883)	$—	$63,356	$—	$688,669

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Members’ Real Estate Equity	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest - Members in Consolidated Entities	Total Equity
Proceeds from sale of common stock, net of underwriters’ discount	13,225,000	132		190,666						190,798
Contributions									1,481	1,481
Common stock issuance transaction costs				(727)						(727)
Issuance of Series B Cumulative Redeemable Preferred Stock			57,500							57,500
Series B stock issuance transaction costs				(1,870)						(1,870)
Issuance of unrestricted stock	7,094									—
Issuance of restricted stock	268,060	2		(2)						—
Forfeiture of restricted stock	(1,474)
Shares repurchased	(71,180)			(1,385)						(1,385)
Declared Dividend			(12,144)	(21,972)				(1,227)		(35,343)
Amortization of stock based compensation				4,314						4,314
Net income (loss)			12,144		(16,895)			(1,014)	(21)	(5,786)
Cash Flow Hedge Adjustment						(404)		(25)		(429)
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	228,378	3		5,538				(5,541)		—
Balance, December 31, 2012	47,496,732	$475	$145,000	$726,605	$(30,580)	$(1,287)	$—	$55,549	$1,460	$897,222

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,006)	$(2,238)	$(2,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,024	44,660	15,912
Amortization of deferred financing costs and loan premium, net	1,126	1,014	1,328
Amortization of stock based compensation	4,212	2,660	765
Straight-line rent receivables	(3,365)	(4,098)	(3,768)
Amortization of above-market leases	3,757	3,312	1,119
Amortization of below-market leases	(7,321)	(3,961)	(1,186)
Amortization of lease incentive costs	91	407	135
Bad debt expense	724	946	36
Amortization of ground lease	247	266	63
Unrealized gain on interest rate contract	—	—	(347)
Change in operating assets and liabilities:
Restricted cash	(4,801)	(5,400)	1,571
Accounts receivable	(4,203)	(5,431)	(3,817)
Deferred leasing costs and lease intangibles	(5,496)	(4,188)	(1,309)
Prepaid expenses and other assets	323	(361)	(137)
Accounts payable and accrued liabilities	4,554	3,659	626
Security deposits	232	599	907
Prepaid rent	723	236	(1,597)
Net cash provided by operating activities	42,821	32,082	7,619
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(27,150)	(16,385)	(11,629)
Property acquisitions	(392,320)	(114,219)	(230,527)
Acquisition of notes receivable	(4,000)	—	—
Net cash used in investing activities	(423,470)	(130,604)	(242,156)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	326,738	365,500	116,385
Payments of notes payable	(143,761)	(384,958)	(157,786)
Proceeds from issuance of common stock	190,798	111,008	232,720
Proceeds from private placement of common stock	—	45,688	20,000
Common stock issuance transaction costs	(727)	(2,061)	—
Proceeds from issuance of Series B cumulative redeemable preferred stock	57,500	—	87,500
Series B stock issuance transaction costs	(1,870)	(600)	(11,241)
Dividends paid to common stock and unit holders	(23,199)	(16,704)	(4,773)
Dividends paid to preferred stock and unit holders	(12,924)	(8,108)	(816)
Contributions by members	—	—	4,122
Distribution to members	—	(432)	(1,703)
Acquisition of non-controlling interest in consolidated real estate entity	—	(41,131)	(828)
Repurchase of vested restricted stock	(1,385)	—	—
Payment of loan costs	(5,322)	(4,850)	(3,862)
Net cash provided by financing activities	385,848	63,352	279,718
Net increase (decrease) in cash and cash equivalents	5,199	(35,170)	45,181
Cash and cash equivalents - beginning of period	13,705	48,875	3,694
Cash and cash equivalents - end of period	$18,904	$13,705	$48,875
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$18,586	$16,644	$7,870
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for investment in property	$(751)	$1,701	$3,477
Accounts payable and accrued liabilities for distributions to members	$—	$359	$—
Contribution of non-controlling member in consolidated real estate entity	$1,481	$—	$—
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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred on June 29, 2010, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of December 31, 2012, we owned a portfolio of 19 office properties and two media and entertainment properties. All of these properties are located in California. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated.

Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s audits of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its accrued liabilities, and its performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Investment in Real Estate Properties

The properties are carried at cost less accumulated depreciation and amortization. The Company assigns the cost of an acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangible assets and liabilities based on their estimated fair values in accordance with GAAP. The Company assesses fair value based on estimated cash flow projections that utilize discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend all of their time on development activities are also capitalized and allocated to the projects to which they relate. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of our debt. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred.

The Company computes depreciation using the straight-line method over the estimated useful lives of a range of 39 years for building and improvements, 15 years for land improvements, five or seven years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the twelve months ended December 31, 2012 and 2011. There were no properties held for sale at December 31, 2012 or 2011.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of December 31, 2012 is $8,754. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the twelve months ended December 31, 2012 and 2011.

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

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At December 31, 2012 and 2011 respectively, the Company has reserved $8 and $0 of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $724, $946 and $36 of bad debt expense for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

Accounts receivable is net of allowance for uncollectible tenant receivables of $1,598 and $1,435 as of December 31, 2012 and 2011, respectively.

Notes Receivable

Notes receivable consist of a loan we acquired on August 14, 2012 from Jeffries LoanCore LLC in the amount of $4.0 million. The borrower under the loan is WIP 3401 Expo BLVD Mezz, LLC (“WEBM”), which is the sole member of WIP 3401 Expo BLVD, LLC (“WEB”), the owner of a property located at 3401 Exposition Blvd. in Santa Monica, California. The property is an approximately 55,000 square foot office and industrial building currently being renovated for creative office uses. The loan is secured by, among other things, WEBM’s membership interest in WEB, bears interest at the rate of LIBOR plus 1300 basis points (subject to a 100 basis points floor on LIBOR), and is scheduled to mature on June 9, 2014, subject to three one-year extension options. The interest recognized on this loan is included in interest income in the accompanying consolidated statements of operations. The carrying value of the loan approximates fair value as it was negotiated based upon fair value of loans with similar characteristics. The loan generated income of $222 for the twelve months ended December 31, 2012.

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

The Company held two interest rate contracts as of December 31, 2012, which have been accounted for as cash flow hedges as more fully described in note 7 below. The Company held one interest rate contract at December 31, 2011, which has been accounted for as a cash flow hedge as more fully described in note 7 below.

Stock-Based Compensation

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

The Company periodically evaluates its tax positions to evaluate whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2012, the Company has not established a liability for uncertain tax positions.

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

As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million

Non-designated Hedges

For the twelve months ended December 31, 2012 and 2011, all of the Company’s derivatives were designated as cash flow hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2012 and December 31, 2011.

	Asset Derivatives			Liability Derivative
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$71	$164	Interest rate contracts	—	—

Total		$71	$164		—	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the twelve months ended December 31, 2012 and 2011.

	Twelve Months Ended December 31,
	2012	2011
Beginning Balance of OCI related to interest rate contracts	1,036	69
Unrealized Loss Recognized in OCI Due to Change in Fair Value of interest rate contracts	457	1,041
Loss Reclassified from OCI into Income (as Interest Expense)	(28)	(74)
Net Change in OCI	429	967
Ending Balance of Accumulated OCI Related to Derivatives	1,465	1,036

Credit-risk-related Contingent Features

As of December 31, 2012, the Company did not have any derivatives that were in a net liability position.

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

3. Investment in Real Estate

A summary of the activity of our investment in real estate is as follows:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment in real estate
Beginning balance	$1,060,504	$864,735	$428,414
Acquisitions	390,370	181,926	421,262
Improvements, capitalized costs	27,901	14,354	15,059
Disposal	(2,820)	(511)	—
Cost of property sold	—	—	—
Ending Balance	$1,475,955	$1,060,504	$864,735
Accumulated depreciation
Beginning balance	$(53,329)	$(27,113)	$(16,329)
Additions	(34,675)	(26,727)	(10,784)
Deletions	2,820	511	—
Ending Balance	$(85,184)	$(53,329)	$(27,113)
During 2011, we acquired the 604 Arizona property, the 275 Brannan property, the 625 Second Street property, the 6922 Hollywood Boulevard property, and the 6050 Ocean Way/1455 N. Beachwood property. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for these acquisitions:

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

	604 Arizona	275 Brannan	625 Second Street	6922 Hollywood Boulevard	6050 Ocean Way/1455 N. Beachwood
Date of Acquisition	July 26, 2011	August 19, 2011	September 1, 2011	November 22, 2011	December 12, 2011	Total
Consideration paid
Cash consideration	$21,373	$12,370	$23,419	$50,555	$6,502	$114,219
Debt Assumed	—	—	33,700	42,247	—	75,947
Total consideration	$21,373	$12,370	$57,119	$92,802	$6,502	$190,166
Allocation of consideration paid
Investment in real estate, net	20,366	12,250	53,394	88,999	6,916	181,925
Above-market leases	—	—	465	2,571	—	3,036
Leases in-place	1,121	—	2,799	4,767	—	8,687
Other lease intangibles	117	—	1,286	2,028	—	3,431
Fair market unfavorable debt value	—	—	(490)	(1,600)	—	(2,090)
Below-market leases	(104)	—	(1,054)	(4,265)	(416)	(5,839)
Other (liabilities) asset assumed, net	(127)	120	719	302	2	1,016
Total consideration paid	$21,373	$12,370	$57,119	$92,802	$6,502	$190,166

In addition, on April 29, 2011 we acquired the remaining 49% interest in the Rincon Center property for approximately $38.7 million (before closing costs and prorations).

During 2012, we acquired the 10900 Washington property, the 901 Market Street property, the Olympic Bundy property, the 1455 Gordon Street property and Pinnacle I property. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

	10900 Washington	901 Market	Olympic Bundy	1455 Gordon Street	Pinnacle I
Date of Acquisition	April 5, 2012	June 1, 2012	September 5, 2012	September 21, 2012	November 8, 2012	Total
Consideration paid
Cash consideration	$2,605	$90,871	$88,436	$2,385	$208,023	$392,320
Debt Assumed	—	—	—	—	—	—
Non-controlling interest in consolidated real estate entity	—	—	—	—	1,481	1,481
Total consideration	$2,605	$90,871	$88,436	$2,385	$209,504	$393,801
Allocation of consideration paid
Investment in real estate, net	2,600	97,187	88,024	2,384	200,175	390,370
Above-market leases	—	—	—	—	167	167
Leases in-place	—	2,968	1,325	96	11,710	16,099
Other lease intangibles	—	548	46	22	3,456	4,072
Fair market unfavorable debt value	—	—	—	—	—	—
Below-market leases	—	(10,249)	(666)	(27)	(5,076)	(16,018)
Other (liabilities) asset assumed, net	5	417	(293)	(90)	(928)	(889)
Total consideration paid	$2,605	$90,871	$88,436	$2,385	$209,504	$393,801

The table below shows the pro forma financial information for the twelve months ended December 31, 2012 and 2011 as if the 2012 and 2011 properties had been acquired as of January 1, 2011.

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

	Twelve Months Ended December 31,
	2012	2011
Total revenues	$185,311	$186,512
Net loss	$(5,676)	$(1,165)

4. Lease Intangibles
The following summarizes our deferred leasing cost and lease intangibles as of:

	December 31, 2012	December 31, 2011
Above-market leases	$18,221	$18,748
Lease in-place	68,477	53,876
Below-market ground leases	7,513	7,513
Other lease intangibles	32,664	29,245
Lease commissions	629	642
Deferred leasing costs	11,632	7,988
	139,136	118,012
Accumulated amortization	(55,638)	(33,881)
Deferred leasing costs and lease intangibles, net	$83,498	$84,131

Below-market leases	46,042	30,418
Accumulated accretion	(14,482)	(7,557)
Below-market leases, net	$31,560	22,861

During the years ended December 31, 2012, 2011 and 2010, the Company recognized $19,822, $17,671, and $4,932, respectively, of amortization expense related to lease costs and in-place leases, and amortized $3,757, $3,312, and $1,119, respectively, of above-market leases against rental revenue. As of December 31, 2012, the weighted-average amortization period for lease intangibles is 6.93 years.

As of December 31, 2012, the estimated aggregate amortization of deferred leasing costs and lease intangible assets, net for each of the next five years and thereafter are as follows:

Year ended	Deferred leasing costs and lease intangibles, net
2013	$22,710
2014	14,888
2015	12,839
2016	10,069
2017	7,029
Thereafter	15,963
$83,498

During the years ended December 31, 2012, 2011 and 2010, the Company amortized $7,321, $3,961, and $1,186, respectively of below-market leases in rental revenue.     As of December 31, 2012, the weighted-average amortization period for below-market leases is 7.27 years.

As of December 31, 2012 the estimated amortization of below-market leases, net for each of the next five years and thereafter are as follows:

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

Year ended	Below Market Lease
2013	$7,268
2014	4,066
2015	3,735
2016	3,501
2017	3,149
Thereafter	9,841
$31,560

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following as of:

	December 31, 2012	December 31, 2011
Prepaid insurance	2,809	2,259
Prepaid property taxes	48	69
Corporate furniture, fixtures and equipment, net of accumulated depreciation of $499 and $467 respectively	167	182
Trade name, net of accumulated amortization of $548 and $446, respectively	473	575
Other	1,091	1,413
	4,588	4,498

Trade name is being amortized over a 10-year period from the date of acquisition of our Sunset Gower property on August 17, 2007.

6. Notes Payable

Senior Unsecured Revolving Credit Facility

On August 3, 2012, we replaced our $200.0 million secured revolving credit facility with a $250.0 million unsecured revolving credit facility with a group of lenders for which Wells Fargo Bank, N.A., acts as administrative agent and its affiliate acts as joint lead arranger, Bank of America, N.A., acts as joint lead arranger and, together with Barclays Capital Inc., acts as joint syndication agent, and Keybank, N.A., acts as documentation agent. Our Operating Partnership is the borrower under our new unsecured revolving credit facility. The unsecured revolving credit facility is required to be guaranteed by us and all of our subsidiaries that own unencumbered properties. The unsecured revolving credit facility includes an accordion feature that allows us to increase the availability by $150.0 million, to $400.0 million, under specified circumstances and subject to receiving commitments from lenders.
Our unsecured revolving credit facility bears interest at a rate per annum equal to LIBOR plus 155 basis points to 220 basis points, depending on our leverage ratio. If the Company obtains a credit rating for its senior unsecured long-term indebtedness, it may make an irrevocable election to change the interest rate for the unsecured revolving credit facility to a rate per annum equal to LIBOR plus 100 basis points to 185 basis points, depending on the credit rating. Our unsecured revolving credit facility is subject to a facility fee in an amount equal to our unused commitments multiplied by a rate per annum equal to 25 to 35 basis points, depending on our usage of the unsecured revolving credit facility, or, if we make the credit rating election, in an amount equal to the aggregate amount of our commitments multiplied by a rate per annum equal to 15 to 45 basis points, depending upon the credit rating. The amount available for us to borrow under the unsecured revolving credit facility is subject to compliance with certain covenants, including the following financial covenants:

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

•
a minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties plus our pro rata share of net operating income from unencumbered properties to unsecured interest expense) of 1.60:1.00; and

•
a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the unsecured revolving credit facility but including unsecured lines of credit to total asset value) of 0.15:1.00.

In addition to these covenants, the unsecured revolving credit facility also includes certain limitations on dividend payouts and distributions, limits on certain types of investments outside of our primary business, and other customary affirmative and negative covenants. Our ability to borrow under the unsecured revolving credit facility is subject to continued compliance with these covenants.
As of December 31, 2012, we were in compliance with our unsecured revolving credit facility’s financial covenants. As of December 31, 2012, we had approximately $204.1 million of total capacity under our unsecured revolving credit facility, of which $55.0 million had been drawn. Subsequent to December 31, 2012, we drew an additional $5.0 million on our unsecured credit facility for a total outstanding balance of $60.0 million, which was then paid off as a result of the February 2013 Common Stock Offering (see FN 15 for more information).
The following table sets forth information as of December 31, 2012 with respect to our outstanding indebtedness.

	Outstanding
Debt	December 31, 2012	December 31, 2011	Interest Rate (1)	Maturity Date
Unsecured Revolving Credit Facility	$55,000	$121,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street(2)	33,700	33,700	5.85%	2/1/2014
Mortgage loan secured by 6922 Hollywood Boulevard(3)	41,243	42,174	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan(4)	138	—	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson(5)	92,000	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by 901 Market(6)	49,600	—	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Rincon Center	107,492	109,032	5.134%	5/1/2018
Mortgage loan secured by First Financial(7)	43,000	—	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington	29,711	—	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(8)	129,000	—	3.954%	11/7/2022
Subtotal	$580,884	$397,906
Unamortized loan premium, net(9)	1,201	1,965
Total	$582,085	$399,871
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of 625 Second Street property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

(4)
On October 5, 2012, we obtained a loan for our 275 Brannan property pursuant to which we have the ability to draw up to $15,000 for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(5)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016. Beginning with the payment due February 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt amortization of $1,410.

(6)
On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49,600 upon closing, with the ability to draw up to an additional $11,900 for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(7)
The loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(8)
The loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $7,349.

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

The minimum future annual principal payments due on our secured and unsecured notes payable at December 31, 2012, excluding the non-cash loan premium amortization, were as follows (in thousands):

Year ended	Principal Payments
2013	$107,731
2014	38,787
2015	43,498
2016	92,481
2017	3,456
Thereafter	294,931
Total	$580,884

7. Interest Rate Contracts

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012, we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016. We designated both of these interest rate cap contracts as a cash flow hedges for accounting purposes.

The combined fair market value of the interest rate caps at December 31, 2012 and December 31, 2011 was $71 and $164, respectively.

8. Future Minimum Base Rents and Lease Payments Future Minimum Rents
Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2012 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at December 31, 2012 are as follows for the years/periods ended December 31. The table does not include rents under leases at our media and entertainment properties with terms of one year or less.

Year ended	Future Minimum Base Rents
2013	$104,126
2014	100,547
2015	94,944
2016	89,453
2017	71,413
Thereafter	146,675
Total future minimum rents	$607,158
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
The following table provides information regarding our future minimum lease payments at December 31, 2012 under these lease agreements.

Year ended	Future Minimum Lease Payments
2013	$1,417
2014	1,417
2015	1,417
2016	1,417
2017	1,417
Thereafter	52,242
Total future minimum rents	$59,327

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

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$582,085	$588,191	$399,871	$404,144
Derivative assets, disclosed as “Interest rate contracts”	71	71	164	164

10. Equity

Non-controlling Interests

Common units in the Operating Partnership

Common units in the operating partnership consisted of 2,382,563 common units of partnership interests, or common units, not owned by us. Common units and shares of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. In February

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

2012, one of our common unit holders required us to redeem 155,878 common units, and in December 2012, one of our common unit holders required us to redeem 72,500 common units. In both cases we elected to issue shares of our common stock to satisfy the redemption and our outstanding common units decreased from 2,610,941 common units outstanding to the current 2,382,563 common units outstanding, with a corresponding increase to our outstanding common stock as of the date of such redemptions, as reflected in the table below.

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

Non-controlling interest — members in consolidated entities

Non-controlling interest — members in consolidated entities refers to our joint venture partner, Media Center Partners, LLC, a California limited liability company (“MCP”), as to which we have entered into a joint venture, P1 Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square foot, office property located in Burbank, California. As if December 31, 2012 we acquired a 98.25% interest in the Pinnacle JV, which owned the 393,776 square foot building located in Burbank, California.

6.25% series A cumulative redeemable preferred units of the Operating Partnership

Our Operating Partnership has issued 499,014 of its 6.25% series A cumulative redeemable preferred units, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and are convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, in each case after June 29, 2013.

8.375% Series B Cumulative Redeemable Preferred Stock

We have issued 5,800,000 shares of our 8.375% series B cumulative redeemable preferred stock, $0.01 par value per share, or series B preferred stock. In December 2010, we completed the public offering of 3,500,000 share of our series B preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ over-allotment option in part). Total proceeds from the offering, after deducting underwriting discount, were approximately $83.9 million (before transaction costs). On January 23, 2012, we completed the public offering of 2,300,000 of our series B cumulative preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ over-allotment option in full). Total proceeds from the offering, after deducting underwriting discount, were approximately $57.5 million (before transaction costs).

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

Exchange of Common Units for Common Stock

In February 2012, Glenborough Fund XIV, L.P. redeemed 155,878 common units of our Operating Partnership for common stock of our REIT.

In December 2012, Howard S. Stern redeemed 72,500 common units of our Operating Partnership for common stock of our REIT.

The table below represents the net income attributable to common stockholders and transfers from non-controlling interest (in thousands) for the twelve months ended:

	December 31,
	2012	2011
Net loss attributable to Hudson Pacific Properties, Inc.	$(4,751)	$(2,875)
Transfers from the non-controlling interests:
Increase in common stockholders additional paid-in capital for exchange of operating partnership units	5,538	—
Change from net income (loss) attributable to common stockholders and transfer from non-controlling interests	$787	$(2,875)

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

Dividends

During the fourth quarter for 2012, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The fourth quarter dividends were declared on December 10, 2012 to holders of record on December 20, 2012.

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

The Company’s dividends related to its common stock (CUSIP #444097109) and described above under “Dividends,” will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions per Share	Total	Non-qualified	Qualified	Return of Capital
3/30/2012	4/2/2012	$0.12500	$0.05973	$0.05851	$0.00122	$0.06527
6/21/2012	7/2/2012	$0.12500	$0.05973	$0.05851	$0.00122	$0.06527
9/20/2012	10/1/2012	$0.12500	$0.05973	$0.05851	$0.00122	$0.06527
12/20/2012	12/31/2012	$0.12500	$0.05973	$0.05851	$0.00122	$0.06527
	Total	$0.50000	$0.23892	$0.23404	$0.00488	$0.26108
		100%	47.7821%			52.2179%

The Company’s dividends related to its 8.375% Series B Cumulative Preferred Stock (CUSIP #444097208) and described above under “Dividends,” will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions per Share	Total	Non-qualified	Qualified
3/30/2012	4/2/2012	$0.52344	$0.52344	$0.51272	$0.01072
6/21/2012	7/2/2012	$0.52344	$0.52344	$0.51272	$0.01072
9/20/2012	10/1/2012	$0.52344	$0.52344	$0.51272	$0.01072
12/20/2012	12/31/2012	$0.52344	$0.52344	$0.51272	$0.01072
	Total	$2.09376	$2.09376	$2.05088	$0.04288

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

The following table summarizes the restricted share activity for the twelve months ended December 31, 2012 and status of all unvested restricted share awards, to our non-employee board members and employees at December 31, 2012:

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Outstanding at January 1, 2011	490,442	$16.11
Granted	307,282	$13.72
Vested	(161,523)	$16.10
Canceled	(7,535)	$17.00
Outstanding at December 31, 2012	628,666	$14.93
Granted	268,060	20.33
Vested	(263,249)	15.19
Canceled	(1,474)	13.57
Outstanding at December 31, 2012	632,003	$17.12

Twelve Months Ended December 31,	Non-Vested shares issued		Weighted average grant - dated fair value	Vested Shares	Total Vest-Date fair value (in thousands)
2012	268,060		$20.33	(263,249)	$5,102
2011	307,282	(1)	13.72	(161,523)	2,359
2010	490,442		16.11	—	—
__________________

(1)	Amount includes 1,653 shares canceled during twelve months ended December 31, 2011.

We recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant.

Hudson Pacific Properties, Inc. 2012 Outperformance Program

On January 1, 2012, the Compensation Committee of our Board of Directors adopted the Hudson Pacific Properties, Inc. 2012 Outperformance Program, or the 2012 Outperformance Program.  Participants in the 2012 Outperformance Program may earn, in the aggregate, up to $10.0 million of stock-settled awards based on our total shareholder return (“TSR”) for the three-year period beginning January 1, 2012 and ending December 31, 2014.  Under the 2012 Outperformance Program, participants will be entitled to share in a performance pool with a value, subject to the $10.0 million cap, equal to the sum of: (i) 4% of the amount by which our TSR during the performance period exceeds 9% simple annual TSR (the “absolute TSR component”), plus (ii) 4% of the amount by which our TSR during the performance period exceeds that of the SNL Equity REIT Index (determined on a percentage basis that is then multiplied by the sum of (A) our market capitalization on that date, plus (B) the aggregate per share dividend over the performance period through such date) (the “relative TSR component”), except that the relative TSR component will be reduced on a linear basis from 100% to zero percent for absolute TSR ranging from 7% to zero percent simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the performance period (if any). If we attain pro-rated TSR performance goals during 2012 and/or 2013 that yield hypothetical bonus pools of up to $2 million for 2012 performance and/or up to $4 million for combined 2012/2013 performance, stock awards issued under the final bonus pool at the end of the performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2012 or 2013 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $10.0 million bonus pool limitation). At the end of the three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in restricted stock units (“RSUs”) that vest in equal annual installments over the two years immediately following the performance period (based on continued employment) and which carry tandem dividend equivalent rights. However, if the performance period is terminated prior to December 31, 2014 in

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

connection with a change in control, 2012 Outperformance Program awards will be paid entirely in fully vested shares of our common stock immediately prior to the change in control. In addition to these share/RSU payments, each 2012 Outperformance Program award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the performance period on the total number of shares and RSUs ultimately issued or granted in respect of such 2012 Outperformance Program award, had such shares and RSUs been outstanding throughout the performance period.

If a participant’s employment is terminated without “cause,” for “good reason” or due to the participant’s death or disability during the performance period (referred to as qualifying terminations), the participant will be paid his or her 2012 Outperformance Program award at the end of the performance period entirely in fully vested shares (except for the performance period dividend equivalent, which will be paid in cash at the end of the performance period). Any such payment will be pro-rated in the case of a termination without “cause” or for “good reason” by reference to the participant’s period of employment during the performance period. If we experience a change in control or a participant experiences a qualifying termination of employment, in either case, after December 31, 2014, any unvested RSUs that remain outstanding will accelerate and vest in full upon such event.

The total fair value of the 2012 Outperformance Program (approximately $3.49 million, subject to adjustment for forfeitures) will be amortized through the final vesting period under a graded vesting expense recognition schedule.

For the twelve months ended December 31, 2012, 2011 and 2010, $4,314, $2,660 and $765 of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $4,212, $2,660 and $765 was included in general and administrative expenses, with the remaining $102 of 2012 stock compensation capitalized to tenant improvement and deferred leasing costs and lease intangibles, net.

11. Related Party Transactions

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

12. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2012, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

All of the Company’s Properties are located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the twelve months ended December 31, 2012 and 2011, approximately 24% and 26%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

As of December 31, 2012 Bank of America leases approximately 832,549 square feet of our 1455 Market property for various lease terms ranging between one and seven years. For the twelve months ended December 31, 2012 and 2011, the Bank of America Lease accounted for approximately 6% and 9%, respectively, of our total revenue.

13. Segment Reporting
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
Summary information for the reportable segments for the twelve months ended December 31, 2012 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$126,023	$40,133	$166,156
Operating expenses	53,577	24,340	77,917
Net operating income	$72,446	$15,793	$88,239
Summary information for the reportable segments for the twelve months ended December 31, 2011 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$105,208	$36,981	$142,189
Operating expenses	44,740	22,446	67,186
Net operating income	$60,468	$14,535	$75,003
Summary information for the reportable segments for the twelve months ended December 31, 2010 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$26,503	$34,137	$60,640
Operating expenses	10,212	19,815	30,027
Net operating income	$16,291	$14,322	$30,613
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	December 31, 2012	December 31, 2011	December 31, 2010
Net operating income	$88,239	$75,003	$30,613
General and administrative	(16,497)	(13,038)	(4,493)
Depreciation and amortization	(57,024)	(44,660)	(15,912)
Interest expense	(19,071)	(17,480)	(8,831)
Interest income	306	73	59
Unrealized gain on interest rate collar	—	—	347
Acquisition-related expenses	(1,051)	(1,693)	(4,273)
Other income (expense)	92	(443)	(192)
Net loss	$(5,006)	$(2,238)	$(2,682)
There were no inter-segment sales or transfers during either of the twelve months ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements—(Continued)
(In thousands, except square footage and share data)

14. Quarterly Financial Information (unaudited)

	Three months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenues	$45,244	$42,066	$40,615	$38,231
Net (loss) income	(2,971)	(274)	(2,229)	468
Less: Net income attributable to preferred stock and units	(3,231)	(3,231)	(3,231)	(3,231)
Less: Net income attributable to restricted shares	(69)	(69)	(79)	(78)
Less: Net (income) loss attributable to non-controlling interest in consolidated real estate entities	21	—	—	—
Add: Net loss attributable to common units in the Operating Partnership	310	179	322	203
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’	$(5,940)	$(3,395)	$(5,217)	$(2,638)
Net loss attributable to common shareholders’ per share - basic and diluted	$(0.13)	$(0.07)	$(0.13)	$(0.08)
Weighted average shares of common stock outstanding - basic and diluted	46,690,196	46,668,862	39,772,030	33,320,450

	Three months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenues	$37,061	$36,917	$33,407	$34,804
Net (loss) income	(1,318)	(803)	(210)	93
Less: Net income attributable to preferred stock and units	(2,027)	(2,027)	(2,027)	(2,027)
Less: Net income attributable to restricted shares	(54)	(53)	(62)	(62)
Less: Net (income) loss attributable to non-controlling interest in consolidated real estate entities	—	—	10	(813)
Add: Net loss attributable to common units in the Operating Partnership	248	211	188	299
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’	$(3,151)	$(2,672)	$(2,101)	$(2,510)
Net loss attributable to common shareholders’ per share - basic and diluted	$(0.10)	$(0.08)	(0.07)	(0.11)
Weighted average shares of common stock outstanding - basic and diluted	33,150,491	33,146,334	29,161,139	21,949,118

	Three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenues	$21,090	$17,505	$11,087	$10,982
Net (loss) income	(531)	27	(2,847)	669
Less: Net income attributable to preferred stock and units	(622)	(195)	(4)	—
Less: Net income attributable to restricted shares	(25)	(25)	—	—
Less: Net (income) loss attributable to non-controlling interest in consolidated real estate entities	(148)	—	32	(3)
Add: Net loss attributable to common units in the Operating Partnership	141	21	256	—
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling members’ equity	$(1,185)	$(172)	$(2,563)	$666
Net loss attributable to common shareholders’ per share - basic and diluted	$(0.05)	$(0.01)
Weighted average shares of common stock outstanding - basic and diluted	21,946,508	21,946,508

15. Subsequent Events

February 2013 Common Stock Offering

On February 12, 2013, we completed the public offering of 8,000,000 shares of common stock and the exercise of the underwriters’ over-allotment option to purchase an additional 1,200,000 shares of our common stock at the public offering price of $21.50 per share. Total proceeds from the public offering, after underwriters’ discount, were approximately $189.9 million (before transaction costs).

Hudson Pacific Properties, Inc. 2013 Outperformance Program

On January 1, 2013, the Compensation Committee of our Board of Directors adopted the Hudson Pacific Properties, Inc. 2013 Outperformance Program, or the 2013 Outperformance Program. Participants in the 2013 Outperformance Program may earn, in the aggregate, up to $11.0 million of stock-settled awards based on our total shareholder return (“TSR”) for the three-year period beginning January 1, 2013 and ending December 31, 2015. Under the 2013 Outperformance Program, participants will be entitled to share in a performance pool with a value, subject to the $11.0 million cap, equal to the sum of: (i) 4% of the amount by which our TSR during the performance period exceeds 9% simple annual TSR (the “absolute TSR component”), plus (ii) 4% of the amount by which our TSR during the performance period exceeds that of the SNL Equity REIT Index (determined on a percentage basis that is then multiplied by the sum of (A) our market capitalization on that date, plus (B) the aggregate per share dividend over the performance period through such date) (the “relative TSR component”), except that the relative TSR component will be reduced on a linear basis from 100% to zero percent for absolute TSR ranging from 7% to zero percent simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the performance period (if any). If we attain pro-rated TSR performance goals during 2013 and/or 2014 that yield hypothetical bonus pools of up to $2 million for 2013 performance and/or up to $4 million for combined 2013/2014 performance, stock awards issued under the final bonus pool at the end of the performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2013 or 2014 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $11.0 million bonus pool limitation). At the end of the three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in restricted stock units (“RSUs”) that vest in equal annual installments over the two years immediately following the performance period (based on continued employment) and which carry tandem dividend equivalent rights. However, if the performance period is terminated prior to December 31, 2015 in connection with a change in control, 2013 Outperformance Program awards will be paid entirely in fully vested shares of our common stock immediately prior to the change in control. In addition to these share/RSU payments, each 2013 Outperformance Program award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the performance period on the total number of shares and RSUs ultimately issued or granted in respect of such 2013 Outperformance Program award, had such shares and RSUs been outstanding throughout the performance period.

If a participant’s employment is terminated without “cause,” for “good reason” or due to the participant’s death or disability during the performance period (referred to as qualifying terminations), the participant will be paid his or her 2013 Outperformance Program award at the end of the performance period entirely in fully vested shares (except for the performance period dividend equivalent, which will be paid in cash at the end of the performance period). Any such payment will be pro-rated in the case of a termination without “cause” or for “good reason” by reference to the participant’s period of employment during the performance period. If we experience a change in control or a participant experiences a qualifying termination of employment, in either case, after December 31, 2015, any unvested RSUs that remain outstanding will accelerate and vest in full upon such event.

The total fair value of the 2013 Outperformance Program (approximately $4.14 million, subject to adjustment for forfeitures) will be amortized through the final vesting period under a graded vesting expense recognition schedule.

Schedule III
Consolidated Real Estate and Accumulated Depreciation
(In thousands)

		Initial Costs		Cost Capitalized subsequent to Acquisition		Gross Carrying Amount at December 31, 2012			Accumulated Depreciation at December 31, 2012	Year Built / Renovated	Year Acquired
Property name	Encumbrances at December, 31 2012	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & All Improvements	Total
Office
City Plaza(1)	$—	$14,939	$34,135	$6,217	$—	$14,939	$40,352	$55,291	$(4,881)	1969/1999	2008
Technicolor Building(1)	—	6,598	27,187	26,994	3,088	6,598	57,269	63,867	(10,120)	2008	2007
875 Howard Street Property(1)	—	18,058	41,046	14,175	1,180	18,058	56,401	74,459	(9,392)	Various	2007
First Financial	43,000	8,115	52,137	4,403	—	8,115	56,540	64,655	(4,465)	1986	2010
Tierrasanta(1)	—	3,056	9,670	515	—	3,056	10,185	13,241	(1,048)	1985	2010
Del Amo	—	—	18,000	289	—	—	18,289	18,289	(1,410)	1986	2010
9300 Wilshire	—	—	10,718	270	—	—	10,988	10,988	(745)	1965/2001	2010
222 Kearny(1)	—	7,563	23,793	1,274	—	7,563	25,067	32,630	(2,051)	Various	2010
Rincon Center	107,492	58,250	110,656	2,594	—	58,250	113,250	171,500	(9,476)	1985	2010
1455 Market(1)	—	41,226	34,990	7,556	—	41,226	42,546	83,772	(10,201)	1977	2010
10950 Washington	29,711	17,979	25,110	366	—	17,979	25,476	43,455	(2,012)	Various	2010
604 Arizona(1)	—	5,620	14,745	845	—	5,620	15,590	21,210	(725)	1950	2011
275 Brannan Street	138	4,187	8,063	3,911	859	4,187	12,833	17,020	—	1906	2011
625 Second Street	33,700	10,744	42,650	90	—	10,744	42,740	53,484	(2,005)	1905	2011
6922 Hollywood	41,243	16,608	72,392	1,731	—	16,608	74,123	90,731	(3,007)	1965	2011
10900 Washington	—	1,400	1,200	116	—	1,400	1,316	2,716	(24)	1,973	2012
901 Market Street	49,600	17,882	79,305	633	—	17,882	79,938	97,820	(1,594)	1912/1985	2012
Olympic Bundy	—	75,449	12,575	2,160	722	75,449	15,457	90,906	(99)	1949	2012
Pinnacle I	129,000	28,518	171,657	—	—	28,518	171,657	200,175	(1,308)	2002	2012
Media & Entertainment
Sunset Gower(2)	92,000	79,321	64,697	8,120	70	79,321	72,887	152,208	(11,245)	Various	2007, 2011, 2012
Sunset Bronson(2)	—	77,698	32,374	7,455	—	77,698	39,829	117,527	(9,376)	Various	2008
Total	$525,884	$493,211	$887,100	$89,714	$5,919	$493,211	$982,733	$1,475,944	$(85,184)
______________________________

(1)
On August 3, 2012, we replaced our $200.0 million secured revolving credit facility with a $250.0 million unsecured revolving credit facility with a group of lenders for which Wells Fargo Bank, N.A. acts as administrative agent and its affiliate acts as joint lead arranger, Bank of America, N.A. acts as joint lead arranger and, together with Barclays Capital, acts as joint syndication agent, and Keybank, N.A., acts as documentation agent. These properties are secured under this line of credit which as of December 31, 2012 has an outstanding balance of $55,000.

(2)	On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties.