Form 10-Q
period 2013-03-31
Hudson Pacific Properties, Inc.
filed 2013-05-09
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
The number of shares of common stock outstanding at May 1, 2013 was 56,699,536.

Hudson Pacific Properties, Inc.
FORM 10-Q
March 31, 2013

		Page
PART I — FINANCIAL INFORMATION		3

	Consolidated Balance Sheets for Hudson Pacific Properties, Inc. as of March 31, 2013 (Unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for Hudson Pacific Properties, Inc. for the three months ended March 31, 2013 and 2012 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for Hudson Pacific Properties, Inc. for the three months ended March 31, 2013 and 2012 (Unaudited)	5
	Consolidated Statements of Equity for Hudson Pacific Properties, Inc. for the three months ended March 31, 2013 and 2012 (Unaudited)	6
	Consolidated Statements of Cash Flows for Hudson Pacific Properties, Inc. for the three months ended March 31, 2013 and 2012 (Unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4.	Controls and Procedures	32

PART II — OTHER INFORMATION		32

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Mine Safety Disclosures	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	33

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$493,211	$493,211
Building and improvements	869,409	867,268
Tenant improvements	80,272	79,966
Furniture and fixtures	14,354	11,548
Property under development	30,015	23,962
Total real estate held for investment	1,487,261	1,475,955
Accumulated depreciation and amortization	(90,782)	(85,184)
Investment in real estate, net	1,396,479	1,390,771
Cash and cash equivalents	141,562	18,904
Restricted cash	14,321	14,322
Accounts receivable, net	13,925	12,442
Notes receivable	4,000	4,000
Straight-line rent receivables	15,612	14,165
Deferred leasing costs and lease intangibles, net	81,729	83,498
Deferred finance costs, net	7,553	8,175
Interest rate contracts	64	71
Goodwill	8,754	8,754
Prepaid expenses and other assets	3,330	4,588
TOTAL ASSETS	$1,687,329	$1,559,690
LIABILITIES AND EQUITY
Notes payable	$530,023	$582,085
Accounts payable and accrued liabilities	21,696	18,833
Below-market leases	29,351	31,560
Security deposits	6,262	5,997
Prepaid rent	9,216	11,518
TOTAL LIABILITIES	596,548	649,993
6.25% series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares outstanding at March 31, 2013 and December 31, 2012, respectively	145,000	145,000
Common Stock, $0.01 par value, 490,000,000 authorized, 56,698,156 shares and 47,496,732 shares outstanding at March 31, 2013 and December 31, 2012, respectively	567	475
Additional paid-in capital	910,792	726,605
Accumulated other comprehensive loss	(1,271)	(1,287)
Accumulated deficit	(33,373)	(30,580)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,021,715	840,213
Non-controlling interest—members in Consolidated Entities	1,470	1,460
Non-controlling common units in the Operating Partnership	55,121	55,549
TOTAL EQUITY	1,078,306	897,222
TOTAL LIABILITIES AND EQUITY	$1,687,329	$1,559,690

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Office
Rental	$28,648	$22,380
Tenant recoveries	5,882	5,374
Parking and other	3,938	2,114
Total office revenues	38,468	29,868
Media & entertainment
Rental	5,768	5,451
Tenant recoveries	418	248
Other property-related revenue	4,490	2,624
Other	236	40
Total media & entertainment revenues	10,912	8,363
Total revenues	49,380	38,231
Operating expenses
Office operating expenses	14,114	11,356
Media & entertainment operating expenses	5,568	4,770
General and administrative	4,989	4,514
Depreciation and amortization	18,905	12,132
Total operating expenses	43,576	32,772
Income from operations	5,804	5,459
Other expense (income)
Interest expense	5,592	4,891
Interest income	(150)	(5)
Acquisition-related expenses	—	61
Other expenses	45	44
	5,487	4,991
Net income	317	468
Net income attributable to preferred stock and units	(3,231)	(3,231)
Net income attributable to restricted shares	(79)	(78)
Net income attributable to non-controlling interest in Consolidated Entities	(10)	—
Net loss attributable to common units in the Operating Partnership	131	203
Net loss attributable to Hudson Pacific Properties, Inc. common stockholders	$(2,872)	$(2,638)
Net loss attributable to common stockholders’ per share—basic and diluted	$(0.06)	$(0.08)
Weighted average shares of common stock outstanding—basic and diluted	52,184,280	33,320,450
Dividends declared per share of common stock	$0.1250	$0.1250

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Net income	$317	$468
Other comprehensive loss: cash flow hedge adjustment	17	(91)
Comprehensive income	334	377
Comprehensive income attributable to preferred stock and units	(3,231)	(3,231)
Comprehensive income attributable to restricted shares	(79)	(78)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(10)	—
Comprehensive loss attributable to common units in the Operating Partnership	130	209
Comprehensive loss attributable to Hudson Pacific Properties, Inc. stockholders	$(2,856)	$(2,723)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2012	33,840,854	$338	$87,500	$552,043	$(13,685)	$(883)	$63,356	$688,669	$12,475
Issuance of Series B Cumulative Redeemable Preferred Stock			57,500					57,500
Series B stock issuance transaction costs				(1,865)				(1,865)
Issuance of unrestricted stock	1,766							—
Declared Dividend			(3,036)	(4,252)			(307)	(7,595)	(195)
Amortization of stock based compensation				1,167				1,167
Net income (loss)			3,036		(2,560)		(203)	273	195
Cash Flow Hedge Adjustment						(85)	(6)	(91)
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	155,878	2		3,780			(3,782)	—
Balance, March 31, 2012	33,998,498	$340	$145,000	$550,873	$(16,245)	$(968)	$59,058	$738,058	$12,475

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest - Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2013	47,496,732	$475	$145,000	$726,605	$(30,580)	$(1,287)	$55,549	$1,460	$897,222	$12,475
Proceeds from sale of common stock, net of underwriters' discount	9,200,000	92		189,796					189,888
Common stock issuance transaction costs				(305)					(305)
Issuance of unrestricted stock	1,424								—
Declared Dividend			(3,036)	(7,087)			(298)		(10,421)	(195)
Amortization of stock based compensation				1,783					1,783
Net income (loss)			3,036		(2,793)		(131)	10	122	195
Cash Flow Hedge Adjustment						16	1		17
Balance, March 31, 2013	56,698,156	$567	$145,000	$910,792	$(33,373)	$(1,271)	$55,121	$1,470	$1,078,306	$12,475

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$317	$468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,905	12,132
Amortization of deferred financing costs and loan premium, net	298	304
Amortization of stock based compensation	1,726	1,153
Straight-line rent receivables	(1,448)	(1,563)
Amortization of above-market leases	690	990
Amortization of below-market leases	(2,209)	(1,358)
Amortization of lease incentive costs	22	23
Bad debt expense	31	436
Amortization of ground lease	62	62
Change in operating assets and liabilities:
Restricted cash	1	(654)
Accounts receivable	(1,514)	458
Deferred leasing costs and lease intangibles	(6,073)	(631)
Prepaid expenses and other assets	1,208	(257)
Accounts payable and accrued liabilities	5,126	3,904
Security deposits	265	485
Prepaid rent	(2,302)	(3,966)
Net cash provided by operating activities	15,105	11,986
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(19,542)	(3,074)
Deposits for property acquisitions	—	(8,900)
Net cash used in investing activities	(19,542)	(11,974)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	8,692	83,000
Payments of notes payable	(60,564)	(121,629)
Proceeds from issuance of common stock	189,888	—
Common stock issuance transaction costs	(305)	—
Proceeds from issuance of Series B cumulative redeemable preferred stock	—	57,500
Series B stock issuance transaction costs	—	(1,865)
Dividends paid to common stock and unit holders	(7,385)	(4,559)
Dividends paid to preferred stock and unit holders	(3,231)	(3,231)
Payment of loan costs	—	(1,075)
Net cash provided by financing activities	127,095	8,141
Net increase in cash and cash equivalents	122,658	8,153
Cash and cash equivalents - beginning of period	18,904	13,705
Cash and cash equivalents - end of period	$141,562	$21,858
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$5,331	$4,700
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for investment in property	$2,489	$272

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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions that occurred on June 29, 2010, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of March 31, 2013, we owned a portfolio of 19 office properties and two media and entertainment properties. All of these properties are located in California. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2012 Annual Report on Form 10-K and the notes thereto. Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend all of their time on development activities are also capitalized and allocated to the projects to which they relate. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred.

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

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company did not record any impairment charges related to its real estate assets and related intangibles during the three months ended March 31, 2013 and 2012. There are no properties held for sale at March 31, 2013 or December 31, 2012.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of March 31, 2013 is $8,754. We do not

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the three months ended March 31, 2013 and 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At March 31, 2013 and December 31, 2012, respectively, the Company has reserved $7 and $8 of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $31 and $436 of bad debt expense for the three months ended March 31, 2013 and 2012.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	March 31, 2013	December 31, 2012
Accounts receivable	15,470	14,048
Allowance for doubtful accounts	(1,545)	(1,606)
Accounts receivable, net	13,925	12,442

Notes Receivable

Notes receivable consist of a loan we acquired on August 14, 2012 from Jeffries LoanCore LLC in the amount of $4.0 million. The borrower under the loan is WIP 3401 Expo BLVD Mezz, LLC (“WEBM”), which is the sole member of WIP 3401 Expo BLVD, LLC (“WEB”), the owner of that certain property located at 3401 Exposition Blvd. in Santa Monica, California. The property is an approximately 55,000 square foot office and industrial building currently being renovated for creative office uses. The loan is secured by, among other things, WEBM’s membership interest in WEB, bears interest at the rate of LIBOR plus 1300 basis points (subject to a 100 basis points floor on LIBOR), and is scheduled to mature on June 9, 2014, subject to three one-year extension options. The interest recognized on this loan is included in interest income in the accompanying consolidated statements of operations. The carrying value of the loan approximates fair value as it was negotiated based upon fair value of loans with similar characteristics. The loan generated income of $145 for the three months ended March 31, 2013.

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

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

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

The Company held two interest rate contracts as of March 31, 2013 and December 31, 2012, which have been accounted for as cash flow hedges as more fully described in note 6 below.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2013, the Company has not established a liability for uncertain tax positions.

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

As of March 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million

Non-designated Hedges

For the three months ended March 31, 2013 and 2012, all of the Company’s derivatives were designated as cash flow hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$64	$71	Interest rate contracts	—	—

Total		$64	$71		—	—

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Beginning Balance of OCI related to interest rate contracts	1,465	1,036
Unrealized Loss Recognized in OCI Due to Change in Fair Value of interest rate contracts	7	91
Loss Reclassified from OCI into Income (as Interest Expense)	(24)	—
Net Change in OCI	(17)	91
Ending Balance of Accumulated OCI Related to Derivatives	1,448	1,127

Credit-Risk-Related Contingent Features

As of March 31, 2013, the Company did not have any derivatives that were in a net liability position.

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

3. Investment in Real Estate

During 2012, we acquired the following properties: 10900 Washington, 901 Market Street, Olympic Bundy, 1455 Gordon Street and Pinnacle I. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

	10900 Washington	901 Market	Olympic Bundy	1455 Gordon Street	Pinnacle I
Date of Acquisition	April 5, 2012	June 1, 2012	September 5, 2012	September 21, 2012	November 8, 2012	Total
Consideration paid
Cash consideration	$2,605	$90,871	$88,436	$2,385	$208,023	$392,320
Debt Assumed	—	—	—	—	—	—
Non-controlling interest in consolidated real estate entity	—	—	—	—	1,481	1,481
Total consideration	$2,605	$90,871	$88,436	$2,385	$209,504	$393,801
Allocation of consideration paid
Investment in real estate, net	2,600	97,187	88,024	2,384	200,175	390,370
Above-market leases	—	—	—	—	167	167
Leases in place	—	2,968	1,325	96	11,710	16,099
Other lease intangibles	—	548	46	22	3,456	4,072
Fair market unfavorable debt value	—	—	—	—	—	—
Below-market leases	—	(10,249)	(666)	(27)	(5,076)	(16,018)
Other (liabilities) asset assumed, net	5	417	(293)	(90)	(928)	(889)
Total consideration paid	$2,605	$90,871	$88,436	$2,385	$209,504	$393,801

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

The table below shows the pro forma financial information for the three months ended March 31, 2013 and 2012 as if these properties had been acquired as of January 1, 2012.

	Three Months Ended March 31,
	2013	2012
Total revenues	$49,380	$45,059
Net loss	$317	$243

4. Lease Intangibles
The following summarizes our deferred leasing cost and lease intangibles as of:

	March 31, 2013	December 31, 2012
Above-market leases	$18,221	$18,221
Leases in place	65,668	68,477
Below-market ground leases	7,513	7,513
Other lease intangibles	30,842	32,664
Lease commissions	629	629
Deferred leasing costs	17,768	11,632
	140,641	139,136
Accumulated amortization	(58,912)	(55,638)
Deferred leasing costs and lease intangibles, net	$81,729	$83,498

Below-market leases	45,092	46,042
Accumulated accretion	(15,741)	(14,482)
Acquired lease intangible liabilities, net	$29,351	31,560

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
As of March 31, 2013, we were in compliance with our facility’s financial covenants. As of March 31, 2013, we had approximately $203.8 million of total capacity under our credit facility, of which nothing had been drawn.
The following table sets forth information as of March 31, 2013 with respect to our outstanding indebtedness.

	Outstanding
Debt	March 31, 2013	December 31, 2012	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$—	$55,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street(2)	33,700	33,700	5.85%	2/1/2014
Mortgage loan secured by 6922 Hollywood Boulevard(3)	41,081	41,243	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan(4)	3,830	138	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson(5)	92,000	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by 901 Market(6)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Rincon Center(7)	107,197	107,492	5.134%	5/1/2018
Mortgage loan secured by First Financial(8)	43,000	43,000	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington(9)	29,605	29,711	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I	129,000	129,000	3.954%	11/7/2022
Subtotal	$529,013	$580,884
Unamortized loan premium, net(10)	1,010	1,201
Total	$530,023	$582,085
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

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

(8)
The loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

(9)
On February 11, 2012, we closed a 10-year term loan totaling $30.0 million with Cantor Commercial Real Estate Lending, L.P., secured by our 10950 Washington property. The loan bears interest at a fixed annual rate of 5.316% and will mature on March 11, 2022.

(10)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 625 Second Street and 6922 Hollywood Boulevard.

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

The minimum future annual principal payments due on our secured and unsecured notes payable at March 31, 2013, excluding the non-cash loan premium amortization, were as follows (in thousands):

2013 (nine months ending December 31, 2013)	$2,236
2014	38,787
2015	47,400
2016	142,081
2017	3,456
2018	102,107
Thereafter	192,946
Total	$529,013

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

The combined fair market value of the interest rate caps at March 31, 2013 and December 31, 2012 was $64 and $71, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents
Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2013 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at March 31, 2013 are as follows for the years/periods ended December 31. The table does not include rents under leases at our media and entertainment properties with terms of one year or less.

2013 (nine months ending December 31, 2013)	$81,872
2014	106,006
2015	108,264
2016	102,454
2017	84,172
2018	68,644
Thereafter	232,126
Total	$783,538

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Future Minimum Lease Payments
In conjunction with the acquisition of the Sunset Gower property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) for a portion of the land with an unrelated party. As a result of the March 2011 rent adjustment, monthly rent increased to $31, whereas the monthly rent totaled $14 at the time of acquisition. The rental rate is subject to adjustment again in March 2018 and every seven years thereafter.
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
The following table provides information regarding our future minimum lease payments at March 31, 2013 under these lease agreements.

2013 (nine months ending December 31, 2013)	$1,063
2014	1,417
2015	1,417
2016	1,417
2017	1,417
2018	1,417
Thereafter	50,825
Total	$58,973

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

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$530,023	$535,538	$582,085	$588,191
Derivative assets, disclosed as “Interest rate contracts”	64	64	71	71

9. Equity

Non-controlling Interests

Common units in the Operating Partnership

Common units in the operating partnership consisted of 2,382,563 common units of partnership interests, or common units, not owned by us. Common units and shares of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock or, at our election, issue shares of our common stock in exchange of common units on a one-for-one basis. In February 2012, one of our common unit holders required us to redeem 155,878 common units, and in December 2012, one of our common unit holders required us to redeem 72,500 common units. In both cases, we elected to issue shares of our common stock in exchange for the common units to satisfy the redemption notice and our outstanding common units decreased from 2,610,941 common units outstanding to the current 2,382,563 common units outstanding, with a corresponding increase to our outstanding common stock as of the date of such exchanges, as reflected in the table below under the caption “—Exchange of Common Units for Common Stock.”

Non-controlling interest — members in consolidated entities

Non-controlling interest — members in consolidated entities refers to our joint venture partner, Media Center Partners, LLC, a California limited liability company (“MCP”), with which we have entered into a joint venture, P1 Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square foot, office property located in Burbank, California. As of March 31, 2013 and December 31, 2012 we own a 98.25% interest in the Pinnacle JV, which owned the 393,776 square-foot Pinnacle I building.

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

8.375% Series B Cumulative Redeemable Preferred Stock

8.375% series B cumulative redeemable preferred stock are 5,800,000 shares of 8.375% preferred stock, with a liquidation preference of $25.00 per share, $0.01 par value per share. In December 2010 we completed the public offering of 3,500,000 share of our series B preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares in part). Total proceeds from the offering, after deducting underwriting discount, were approximately $83.9 million (before transaction costs). On January 23, 2012, we completed the public offering of 2,300,000 of our series B cumulative preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares in full). Total proceeds from the offering, after deducting underwriting discount, were approximately $57.5 million (before transaction costs).

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

May 2012 Common Stock Offering

On May 18, 2012, we completed the public offering of 13,225,000 shares of common stock and the exercise of the underwriters’ option to purchase an additional 1,725,000 shares of our common stock at the public offering price of $15.00 per share. Funds affiliated with Farallon Capital Management, L.L.C. acquired 2,000,000 of the shares of common stock offered in this offering.

Total proceeds from the public offering, after underwriters’ discount, were approximately $190.8 million (before transaction costs).

February 2013 Common Stock Offering

On February 12, 2013, we completed the public offering of 8,000,000 shares of common stock and the exercise of the underwriters’ option to purchase an additional 1,200,000 shares of our common stock at the public offering price of $21.50 per share.

Total proceeds from the public offering, after underwriters’ discount, were approximately $189.9 million (before transaction costs).

Exchange of Common Units for Common Stock

In February 2012, we elected to issue 155,878 shares of our common stock in exchange for a corresponding number of common units to satisfy the common unit redemption notice of Glenborough Fund XIV, L.P.

In December 2012, we elected to issue 72,500 shares of our common stock in exchange for a corresponding number of common units to satisfy the common unit redemption notice of Howard S. Stern.

The table below represents the net income attributable to common stockholders and transfers from non-controlling interest (in thousands) for the three months ended:

	March 31,
	2013	2012
Net income attributable to Hudson Pacific Properties, Inc.	$243	$476
Transfers from the non-controlling interests:
Increase in common stockholders additional paid-in capital for exchange of common units	—	3,780
Change from net income attributable to common stockholders and transfer from non-controlling interests	$243	$4,256

Dividends

During the first quarter for 2013, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The first quarter dividends were declared on March 10, 2013 to holders of record on March 20, 2013.

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

The following table summarizes the restricted share activity for the three months ended March 31, 2013 and status of all unvested restricted share awards, to our non-employee board members and employees at March 31, 2013:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2013	632,003	$17.12
Granted	—	—
Vested	(3,036)	15.12
Canceled	—	—
Outstanding at March 31, 2013	628,967	$17.13

Three Months Ended March 31,	Non-Vested Shares Issued	Weighted Average Grant - dated Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2013	—	$—	(3,036)	$68
2012	—	—	(3,036)	46

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

For the three months ended March 31, 2013 and 2012, $1,783 and $1,167 of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $1,726 and $1,153 was included in general and administrative expenses, with the remaining $57 and $14 of stock compensation capitalized to tenant improvement and deferred leasing costs and lease intangibles, net.

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

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

All of the Company’s properties are located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the three months ended March 31, 2013 and 2012, approximately 22%, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

As of March 31, 2013 Bank of America leases approximately 616,788 square feet of our 1455 Market property for various lease terms ranging between one and seven years. For the three months ended March 31, 2013 and 2012, the Bank of America lease accounted for approximately 11% and 15%, respectively, of our total revenue.

12. Segment Reporting
The Company’s reporting segments are based on the Company’s method of internal reporting, which classifies its operations into two reporting segments: (i) office properties, and (ii) media and entertainment properties. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental financial measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. The Company defines NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees and property-level general and administrative expenses). NOI excludes corporate general and administrative expenses, depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, acquisition-related expenses and other non-operating items.
Summary information for the reportable segments for the three months ended March 31, 2013 is as follows:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Office Properties	Media and Entertainment Properties	Total
Revenue	$38,468	$10,912	$49,380
Operating expenses	14,114	5,568	19,682
Net operating income	$24,354	$5,344	$29,698
Summary information for the reportable segments for the three months ended March 31, 2012 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$29,868	$8,363	$38,231
Operating expenses	11,356	4,770	16,126
Net operating income	$18,512	$3,593	$22,105
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	March 31, 2013	March 31, 2012
Net operating income	$29,698	$22,105
General and administrative	(4,989)	(4,514)
Depreciation and amortization	(18,905)	(12,132)
Interest expense	(5,592)	(4,891)
Interest income	150	5
Acquisition-related expenses	—	(61)
Other expense	(45)	(44)
Net income	$317	$468
There were no inter-segment sales or transfers during either of the three months ended March 31, 2013 and 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the three months ended March 31, 2013 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on form 10-K for the year ended December 31, 2012. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on form 10-K for the year ended December 31, 2012 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through March 31, 2013 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	544,602
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
City Plaza	8/26/2008	333,922
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	112,300
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,012,012
Rincon Center(1)	12/16/2010	580,850
10950 Washington	12/22/2010	159,024
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	54,673
625 Second Street	9/1/2011	136,906
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	212,319
Olympic Bundy	9/5/2012	241,427
1455 Gordon Street	9/21/2012	6,000
Pinnacle I(2)	11/8/2012	393,777
Total		5,328,670
(1) We acquired a 51% joint venture interest in the Rincon Center property on December 16, 2010. On April 29, 2011 we acquired the remaining 49% interest in the Rincon Center property for approximately $38.7 million (before closing costs and prorations).
(2) We acquired a 98.25% joint venture interest in the Pinnacle I property on November 8, 2012.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $8.6 million, or 28.8%, to $38.5 million for the three months ended March 31, 2013 compared to $29.9 million for the three months ended March 31, 2012. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $6.3 million, or 28.0%, to $28.6 million for the three months ended March 31, 2013 compared to $22.4 million for the three months ended March 31, 2012. The increase in rental revenue was primarily the result of rental revenue from office properties acquired during the second, third and fourth quarters of 2012.

Office Tenant Recoveries. Office tenant recoveries increased $0.5 million, or 9.5%, to $5.9 million for the three months ended March 31, 2013 compared to $5.4 million for the three months ended March 31, 2012. The increase in tenant recoveries was primarily the result of the acquisition of office properties during the second, third and fourth quarters of 2012.

Office Parking and Other Revenue. Office parking and other revenue increased $1.8 million, or 86.3%, to $3.9 million for the three months ended March 31, 2013 compared to $2.1 million for the three months ended March 31, 2012. The increase in parking and other revenue was partly the result of revenue from the acquisition of office properties acquired during the second, third and fourth quarters of 2012, but also reflects the impact of an early lease termination payment received during the first quarter of 2013 from Bank of America at the Company’s 1455 Market project of approximately $1.1 million, net of the write-off of the straight-line rent receivable and below market lease liability associated with this early termination.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $2.5 million, or 30.5%, to $10.9 million for the three months ended March 31, 2013 compared to $8.4 million for the three months ended March 31, 2012. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties and percentage rent on retail space contained within those properties. Total media and entertainment rental revenue increased $0.3 million, or 5.8%, to $5.8 million for the three months ended March 31, 2013 compared to $5.5 million for the three months ended March 31, 2012. The increase in rental revenue resulted from higher occupancy compared to the same quarter a year ago.

Media & Entertainment Tenant Recoveries. Tenant recoveries increased $0.2 million, or 68.5%, to $0.4 million for the three months ended March 31, 2013 compared to $0.2 million for the three months ended March 31, 2012. The increase in tenant recoveries resulted from higher occupancy compared to the same quarter a year ago.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and Internet). Total other property-related revenue increased $1.9 million, or 71.1%, to $4.5 million for the three months ended March 31, 2013 compared to $2.6 million for the three months ended March 31, 2012. The increase in other property-related revenue resulted from higher occupancy and stronger production activity compared to the same quarter a year ago.

Media & Entertainment Other Revenue. Other revenue includes service-related revenue, including the rental of certain sound recording equipment at our media and entertainment properties. Total other revenue increased $0.2 million, or 490.0%, to $0.2 million for the three months ended March 31, 2013 compared to $0.0 million for the three months ended March 31, 2012. The increase in other revenue resulted from our acquisition of the Ocean Way recording studio equipment at our Sunset Gower media and entertainment property in January 2013.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased by $10.8 million, or 33.0%, to $43.6 million for the three months ended March 31, 2013 compared to $32.8 million for the three months ended March 31, 2012. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $2.8 million, or 24.3%, to $14.1 million for the three months ended March 31, 2013 compared to $11.4 million for the three months ended March 31, 2012. The increase in operating expenses was primarily the result of the acquisition of office properties during the second, third and fourth quarters of 2012.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $0.8 million, or 16.7%, to $5.6 million for the three months ended March 31, 2013 compared to $4.8 million for the three months ended March 31, 2012. The increase in operating expenses was primarily due to higher occupancy and stronger production activity compared to the same quarter a year ago. The increase in operating expenses was partially offset by $0.8 million of property tax reimbursement received as a result of the completion of property tax reassessment of the Company’s Sunset Gower media and entertainment property.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $0.5 million, or 10.5%, to $5.0 million for the three months ended March 31, 2013 compared to $4.5 million for the three months ended March 31, 2012. The increase in general and administrative expenses was primarily due to the adoption of the 2013 Outperformance Program and increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $6.8 million, or 55.8%, to $18.9 million for the three months ended March 31, 2013 compared to $12.1 million for the three months ended March 31, 2012. The increase was primarily due to the depreciation associated with the acquisitions of office properties during the second, third and fourth quarters of 2012.

Other Expense (Income)

Interest Expense. Interest expense increased $0.7 million, or 14.3%, to $5.6 million for the three months ended March 31, 2013 compared to $4.9 million for the three months ended March 31, 2012. At March 31, 2013, the Company had $530.0 million of notes payable, compared to $361.1 million at March 31, 2012. The increase was primarily due to the increase in indebtedness associated with financing activity throughout 2012 on our First Financial, 10950 Washington, 901 Market, and Pinnacle I properties.

Acquisition-related expenses. Acquisition-related expenses decreased $0.1 million, or 100.0%, to $0.0 million for the three months ended March 31, 2013 compared to $0.1 million for the three months ended March 31, 2012. No acquisitions occured during the three months ended March 31, 2013 .

Net Income

Net income for the three months ended March 31, 2013 was $0.3 million compared to net income of $0.5 million for the three months ended March 31, 2012. The increase was primarily due to higher office revenues primarily relating to acquisitions in the second, third and fourth quarters of 2012, and higher media and entertainment revenues, which were partially offset by higher operating expenses, higher interest expense, higher general and administrative expenses, and higher depreciation and amortization expenses, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Our ratio of debt to total market capitalization was approximately 27.5% (counting series A preferred units as debt) as of March 31, 2013. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness. We had approximately $141.6 million of cash and cash equivalents at March 31, 2013. In addition, the lead arrangers for our unsecured credit facility have secured commitments that will allow borrowings of up to $250 million to the extent our unencumbered pool properties support such borrowings. As of March 31, 2013, we had approximately $203.8 million of total undrawn capacity under our credit facility. We intend to use the unsecured credit facility, among other things, to finance the acquisition of properties, to refinance indebtedness, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through cash on hand, net cash provided by operations, reserves established from existing cash and, if necessary, by drawing upon our unsecured credit facility.
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
Cash Flows
Comparison of three months ended March 31, 2013 to three months ended March 31, 2012 is as follows:

	Three Months Ended March 31,
	2013	2012	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$15,105	$11,986	$3,119	26.0%
Net cash used in investing activities	(19,542)	(11,974)	(7,568)	63.2%
Net cash provided by financing activities	127,095	8,141	118,954	1,461.2%

Cash and cash equivalents were $141.6 million and $18.9 million at March 31, 2013 and December 31, 2012, respectively.

Operating Activities
Net cash provided by operating activities increased by $3.1 million to $15.1 million for the three months ended March 31, 2013 compared to $12.0 million for the three months ended March 31, 2012. The increase was primarily due to an increase in cash NOI, as defined, from our office properties, primarily from the acquisitions of office properties in the second, third and fourth quarters of 2012 and a one-time lease termination payment form a tenant at our 1455 Market property, an increase in cash NOI from our media properties, primarily from an increase in occupancy and an increase in production related activities as compared to the same quarter in the prior year, in addition to the net change in operating assets and liabilities, compared to the three months ended March 31, 2012.

Investing Activities
Net cash used in investing activities increased $7.6 million to $19.5 million for the three months ended March 31, 2013 compared to $12.0 million for three months ended March 31, 2012. The increase was primarily tenant improvement related expenditures at various office properties.

Financing Activities
Net cash provided by financing activities increased $119.0 million to $127.1 million for the three months ended March 31, 2013 compared to $8.1 million for the three months ended March 31, 2012. The increase was due to higher net proceeds from the issuance of common stock, and lower repayment of indebtedness, as compared to the same quarter in the prior year, which was partially offset by lower new financings, the issuance of our series B preferred stock in 2012, with no comparable activity in 2013, and increased distributions, compared to the three months ended March 31, 2012.
Indebtedness
Our indebtedness creates the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on or other amounts in respect of our indebtedness and other obligations. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.
As of March 31, 2013, we had outstanding notes payable of $529.0 million (before loan premium), of which $145.4 million, or 27.5%, was variable rate debt. $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 5 in the table below.
The following table sets forth information as of March 31, 2013 with respect to our outstanding indebtedness.

	Outstanding
Debt	March 31, 2013	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$—	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street(2)	33,700	5.850%	2/1/2014
Mortgage loan secured by 6922 Hollywood Boulevard(3)	41,081	5.580%	1/1/2015
Mortgage loan secured by 275 Brannan(4)	3,830	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson(5)	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by 901 Market(6)	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Rincon Center(7)	107,197	5.134%	5/1/2018
Mortgage loan secured by First Financial(8)	43,000	4.580%	2/1/2022
Mortgage loan secured by 10950 Washington(9)	29,605	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I	129,000	3.954%	11/7/2022
Subtotal	$529,013
Unamortized loan premium, net(10)	1,010
Total	$530,023
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

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

(8)
The loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(9)
On February 11, 2012, we closed a 10-year term loan totaling $30.0 million with Cantor Commercial Real Estate Lending, L.P., secured by our 10950 Washington property. The loan bears interest at a fixed annual rate of 5.316% and will mature on March 11, 2022.

(10)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 625 Second Street and 6922 Hollywood Boulevard.
Contractual Obligations and Commitments
During the first quarter of 2013, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2012 Annual Report on Form 10-K. We have not made any material changes to these policies during the periods covered by this Report.

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

Our unsecured credit facility, loan on our 901 Market property, and loan on our 275 Brannan property are not subject to interest rate hedges. As of March 31, 2013, we had nothing drawn under our unsecured credit facility.

Therefore, with respect to the $92.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties, the $49.6 million loan on our 901 Market property, and the $3.8 million loan on our 275 Brannan property, if one-month LIBOR as of March 31, 2013 was to increase by 100 basis points, or 1.0%, the resulting increase in interest expense would impact our future earnings and cash flows by $1.5 million.
As of March 31, 2013, we had outstanding notes payable of $529.0 million (before loan premium), of which $145.4 million, or 27.5%, was variable rate debt, $92.0 million of the variable rate date is subject to the interest rate contracts described above, and $383.6 million of which was fixed rate secured mortgage loans. As of March 31, 2013, the estimated fair value of our fixed rate secured mortgage loans was $389.1 million.

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
As of March 31, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. As of March 31, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Please review the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Securities: None

(b)	Use of Proceeds from Registered Securities:

On February 12, 2013, we completed the public offering of 8,000,000 shares of common stock (including the exercise of the underwriters’ option to purchase an additional 1,200,000 shares of the Company’s common stock) at a price of $21.50 per share.

Total proceeds from the public offering, after underwriters’ discount, were approximately $189.9 million (before transaction costs). Immediately following the offering, we used $60 million of the proceeds to repay borrowings outstanding under our unsecured revolving credit facility. The remaining proceeds will be used to fund development or redevelopment activities, fund potential acquisition opportunities and/or for general corporate purposes.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
None.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.(2)
3.2	Amended and Restated Bylaws of Hudson Pacific Properties, Inc.(2)
3.3	Form of Articles Supplementary of Hudson Pacific Properties, Inc.(9)
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.(5)
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.(9)
10.1	Form of Second Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.(9)
10.2	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.(8)
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.(8)
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Howard S. Stern.(8)
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.(8)
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.(8)
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.(8)
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.(8)
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark Burnett.(8)
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.(8)
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.(8)
10.12	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.(8)
10.13	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.(8)
10.14	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.(8)
10.15	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(5) *
10.16	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(5) *
10.17	Hudson Pacific Properties, Inc. Director Stock Plan.(9) *
10.18	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(2) *
10.19	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Howard S. Stern.(2) *

10.20	Employment Agreement, dated as of May 14, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(4) *
10.21	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(2) *
10.22	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and Dale Shimoda.(2) *
10.23	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
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

10.54	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.(11)
10.55	Indemnification Agreement, dated October 1, 2011, by and between Hudson Pacific Properties, Inc. and Patrick Whitesell.(16)
10.56	2012 Outperformance Award Agreement.(17)*
10.57
Credit Agreement by and among Hudson Pacific Properties, L.P. and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Lead Arrangers and Joint Bookrunners, Bank of America, N.A., and Barclays Bank PLC, as Syndication Agents, and Keybank National Association, as Documentation Agent, dated August 3, 2012.(22)

10.58	Limited Liability Company Agreement of Hudson MC Partners, LLC, dated as of November 8, 2012.(21)
10.59	Acquisition and Contribution Agreement between Media Center Development, LLC and P2 Hudson Partners, LLC for Pinnacle 2 Property Located at 3300 West Olive Avenue, Burbank, California.(21)
10.60	Loan Agreement dated as of November 8, 2012 between P1 Hudson MC Partners, LLC, as Borrower and Jefferies Loancore LLC, as Lender.(21)
10.61	First Amendment to Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(19)
10.62	2013 Outperformance Award Agreement.(20)*
10.63	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.(23)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Correction.(18)
101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 12, 2012.
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2013.
(21)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(22)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
*	Denotes a management contract or compensatory plan or arrangement.
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 9, 2013	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)