Form 10-Q
period 2013-06-30
Hudson Pacific Properties, Inc.
filed 2013-08-08
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
The number of shares of common stock outstanding at August 1, 2013 was 56,711,202.

Hudson Pacific Properties, Inc.
FORM 10-Q
June 30, 2013

		Page
PART I — FINANCIAL INFORMATION		3

	Consolidated Balance Sheets for Hudson Pacific Properties, Inc. as of June 30, 2013 (Unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for Hudson Pacific Properties, Inc. for the three and six months ended June 30, 2013 and 2012 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for Hudson Pacific Properties, Inc. for the three and six months ended June 30, 2013 and 2012 (Unaudited)	5
	Consolidated Statements of Equity for Hudson Pacific Properties, Inc. for the six months ended June 30, 2013 and 2012 (Unaudited)	6
	Consolidated Statements of Cash Flows for Hudson Pacific Properties, Inc. for the six months ended June 30, 2013 and 2012 (Unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4.	Controls and Procedures	39

PART II — OTHER INFORMATION		39

ITEM 1.	Legal Proceedings	39

ITEM 1A.	Risk Factors	39

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 3.	Defaults Upon Senior Securities	39

ITEM 4.	Mine Safety Disclosures	39

ITEM 5.	Other Information	39

ITEM 6.	Exhibits	40

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$507,823	$478,273
Building and improvements	965,946	831,791
Tenant improvements	84,721	75,094
Furniture and fixtures	14,408	11,545
Property under development	32,699	23,961
Total real estate held for investment	1,605,597	1,420,664
Accumulated depreciation and amortization	(94,775)	(80,303)
Investment in real estate, net	1,510,822	1,340,361
Cash and cash equivalents	96,330	18,904
Restricted cash	14,518	14,322
Accounts receivable, net	10,188	12,167
Notes receivable	—	4,000
Straight-line rent receivables	16,673	12,732
Deferred leasing costs and lease intangibles, net	88,893	81,010
Deferred finance costs, net	7,092	8,175
Interest rate contracts	123	71
Goodwill	8,754	8,754
Prepaid expenses and other assets	22,615	4,588
Assets associated with real estate held for sale	53,152	54,608
TOTAL ASSETS	$1,829,160	$1,559,692
LIABILITIES AND EQUITY
Notes payable	$637,118	$582,085
Accounts payable and accrued liabilities	17,528	18,578
Below-market leases	35,216	31,560
Security deposits	5,671	5,291
Prepaid rent	8,719	11,276
Obligations associated with real estate held for sale	1,269	1,205
TOTAL LIABILITIES	705,521	649,995
6.25% series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares outstanding at June 30, 2013 and December 31, 2012, respectively	145,000	145,000
Common stock, $0.01 par value, 490,000,000 authorized, 56,709,792 shares and 47,496,732 shares outstanding at June 30, 2013 and December 31, 2012, respectively	567	475
Additional paid-in capital	904,805	726,605
Accumulated other comprehensive loss	(1,177)	(1,287)
Accumulated deficit	(39,478)	(30,580)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,009,717	840,213
Non-controlling interest—members in Consolidated Entities	46,883	1,460
Non-controlling common units in the Operating Partnership	54,564	55,549
TOTAL EQUITY	1,111,164	897,222
TOTAL LIABILITIES AND EQUITY	$1,829,160	$1,559,692

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Office
Rental	$29,286	$21,158	$56,090	$42,122
Tenant recoveries	5,348	5,522	11,097	10,867
Parking and other	3,108	2,433	7,046	4,525
Total office revenues	37,742	29,113	74,233	57,514
Media & entertainment
Rental	5,417	5,805	11,185	11,256
Tenant recoveries	323	417	741	665
Other property-related revenue	3,708	3,697	8,198	6,321
Other	200	62	436	102
Total media & entertainment revenues	9,648	9,981	20,560	18,344
Total revenues	47,390	39,094	94,793	75,858
Operating expenses
Office operating expenses	14,079	13,057	27,425	23,766
Media & entertainment operating expenses	6,429	6,289	11,997	11,059
General and administrative	5,186	4,151	10,175	8,665
Depreciation and amortization	14,382	13,192	32,813	24,806
Total operating expenses	40,076	36,689	82,410	68,296
Income from operations	7,314	2,405	12,383	7,562
Other expense (income)
Interest expense	5,762	4,575	11,354	9,466
Interest income	(90)	(2)	(240)	(7)
Acquisition-related expenses	509	299	509	360
Other expenses	9	46	54	90
	6,190	4,918	11,677	9,909
Income (loss) from continuing operations	1,124	(2,513)	706	(2,347)

Income from discontinued operations	883	284	1,618	586
Impairment loss from discontinued operations	(5,435)	—	(5,435)	—
Net (loss) income from discontinued operations	(4,552)	284	(3,817)	586
Net loss	(3,428)	(2,229)	(3,111)	(1,761)
Net income attributable to preferred stock and units	(3,231)	(3,231)	(6,462)	(6,462)
Net income attributable to restricted shares	(79)	(79)	(158)	(157)
Net loss attributable to non-controlling interest in Consolidated Entities	291	—	281	—
Net loss attributable to common units in the Operating Partnership	263	322	394	525
Net loss attributable to Hudson Pacific Properties, Inc. common stockholders	$(6,184)	$(5,217)	$(9,056)	$(7,855)
Basic and diluted per share amounts:
Net loss from continuing operations attributable to common stockholders	$(0.03)	$(0.14)	$(0.10)	$(0.23)
Net (loss) income from discontinued operations	(0.08)	0.01	(0.07)	0.02
Net loss attributable to common stockholders’ per share—basic and diluted	$(0.11)	$(0.13)	$(0.17)	$(0.21)
Weighted average shares of common stock outstanding—basic and diluted	56,075,747	39,772,030	54,140,594	36,546,240
Dividends declared per share of common stock	$0.1250	$0.1250	$0.2500	$0.2500

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(3,428)	$(2,229)	$(3,111)	$(1,761)
Other comprehensive income (loss): cash flow hedge adjustment	98	(262)	115	(353)
Comprehensive loss	(3,330)	(2,491)	(2,996)	(2,114)
Comprehensive income attributable to preferred stock and units	(3,231)	(3,231)	(6,462)	(6,462)
Comprehensive income attributable to restricted shares	(79)	(79)	(158)	(157)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	291	—	281	—
Comprehensive loss attributable to common units in the Operating Partnership	259	337	389	546
Comprehensive loss attributable to Hudson Pacific Properties, Inc. stockholders	$(6,090)	$(5,464)	$(8,946)	$(8,187)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2012	33,840,854	$338	$87,500	$552,043	$(13,685)	$(883)	$63,356	$688,669	$12,475
Proceeds from sale of common stock, net of underwriters’ discount	13,225,000	132		190,666				190,798
Common stock issuance transaction costs				(107)				(107)
Issuance of Series B Cumulative Redeemable Preferred Stock			57,500					57,500
Series B stock issuance transaction costs				(1,865)				(1,865)
Issuance of unrestricted stock	3,748							—
Issuance of restricted stock	21,567							—
Shares repurchased	(28,896)			(503)				(503)
Declared Dividend			(6,072)	(10,158)			(625)	(16,855)	(390)
Amortization of stock based compensation				2,016				2,016
Net income (loss)			6,072		(7,698)		(525)	(2,151)	390
Cash Flow Hedge Adjustment						(332)	(21)	(353)
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	155,878	2		3,780			(3,782)	—
Balance, June 30, 2012	47,218,151	$472	$145,000	$735,872	$(21,383)	$(1,215)	$58,403	$917,149	$12,475

The accompanying notes are an integral part of these consolidated financial statements.

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest - Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2013	47,496,732	$475	$145,000	$726,605	$(30,580)	$(1,287)	$55,549	$1,460	$897,222	$12,475
Contributions								45,704	45,704
Proceeds from sale of common stock, net of underwriters' discount	9,200,000	92		189,796					189,888
Common stock issuance transaction costs				(392)					(392)
Issuance of Series B Cumulative Redeemable Preferred Stock									—
Series B stock issuance transaction costs									—
Issuance of unrestricted stock	2,804								—
Issuance of restricted stock	44,219								—
Forfeiture of restricted stock	(3,415)								—
Shares repurchased	(30,548)			(650)					(650)
Declared Dividend			(6,072)	(14,177)			(596)		(20,845)	(390)
Amortization of stock based compensation				3,623					3,623
Net income (loss)			6,072		(8,898)		(394)	(281)	(3,501)	390
Cash Flow Hedge Adjustment						110	5		115
Balance, June 30, 2013	56,709,792	$567	$145,000	$904,805	$(39,478)	$(1,177)	$54,564	$46,883	$1,111,164	$12,475

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,111)	$(1,761)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,602	25,840
Amortization of deferred financing costs and loan premium, net	462	644
Amortization of stock based compensation	3,512	2,002
Straight-line rent receivables	(4,702)	(2,473)
Amortization of above-market leases	1,365	1,921
Amortization of below-market leases	(4,127)	(3,010)
Amortization of lease incentive costs	37	45
Bad debt expense	(32)	406
Amortization of ground lease	124	124
Impairment loss	5,435	—
Change in operating assets and liabilities:
Restricted cash	3,039	(720)
Accounts receivable	2,216	(1,916)
Deferred leasing costs and lease intangibles	(9,276)	(1,963)
Prepaid expenses and other assets	1,683	(934)
Accounts payable and accrued liabilities	3,093	4,445
Security deposits	460	564
Prepaid rent	(2,789)	(813)
Net cash provided by operating activities	30,991	22,401
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(38,623)	(10,019)
Property acquisitions	(9,994)	(93,476)
Deposits for property acquisitions	(20,000)	(8,900)
Net cash used in investing activities	(68,617)	(112,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	8,720	83,000
Payments of notes payable	(61,279)	(132,158)
Proceeds from issuance of common stock	189,888	190,798
Common stock issuance transaction costs	(392)	(107)
Proceeds from issuance of Series B cumulative redeemable preferred stock	—	57,500
Series B stock issuance transaction costs	—	(1,865)
Dividends paid to common stock and unit holders	(14,773)	(10,783)
Dividends paid to preferred stock and unit holders	(6,462)	(6,462)
Repurchase of vested restricted stock	(650)	—
Payment of loan costs	—	(1,109)
Net cash provided by financing activities	115,052	178,814
Net increase in cash and cash equivalents	77,426	88,820
Cash and cash equivalents—beginning of period	18,904	13,705
Cash and cash equivalents—end of period	$96,330	$102,525
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$10,954	$9,054
Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued liabilities for investment in property	$3,279	$3,031
See footnote 3 for additional non-cash disclosures related to acquisition related activities.

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

We determined that one of the entities comprising our predecessor, SGS Realty II, LLC, was the acquirer for accounting purposes in our formation transactions that occurred in connection with our IPO. In addition, we concluded that any interests contributed by the controlling member of the other entities comprising our predecessor and Howard Street Associates, LLC in connection with our IPO was a transaction between entities under common control. As a result, the contribution of interests in each of these entities was recorded at historical cost.

Since the completion of the IPO, the concurrent private placement, and the related formation transactions, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of June 30, 2013, we owned a portfolio of 21 office properties and two media and entertainment properties. All of these properties are located in California. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs for the three and six months ended June 30, 2013 and 2012, were approximately $0.5 million and $1.0 million and $0.2 million and $0.4 million, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred.

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

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company recorded $5.4 million of impairment charges related to a property held for sale during the three and six months ended June 30, 2013 with no comparable charge for the three and six months ended 2012. There was one property held for sale at June 30, 2013 and no properties held for sale at December 31, 2012.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of June 30, 2013 was $8,754. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the three and six months ended June 30, 2013 and 2012.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks, plus all short-term investments with a maturity of three months or less when purchased.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At June 30, 2013 and December 31, 2012, respectively, the Company has reserved $7 and $8 of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $(32) and $406 of bad debt (recovery) expense for the six months ended June 30, 2013 and 2012.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	June 30, 2013	December 31, 2012
Accounts receivable	10,820	13,742
Allowance for doubtful accounts	(632)	(1,575)
Accounts receivable, net	10,188	12,167

Notes Receivable

Notes receivable consist of a loan we acquired on August 14, 2012 from Jeffries LoanCore LLC in the amount of $4.0 million. The borrower under the loan was WIP 3401 Expo BLVD Mezz, LLC (“WEBM”), which was the sole member of WIP 3401 Expo BLVD, LLC (“WEB”), the owner of that certain property located at 3401 Exposition Blvd. in Santa Monica, California (“3401 Exposition Boulevard”). The property is an approximately 65,000 square-foot office and industrial building currently being renovated for creative office uses. The loan was secured by, among other things, WEBM’s membership interest in WEB, bore interest at the rate of LIBOR plus 1300 basis points (subject to a 100 basis points floor on LIBOR), and was scheduled to mature on June 9, 2014, subject to three one-year extension options. The interest recognized on this loan is included in interest income in the accompanying consolidated statements of operations. The carrying value of the loan approximated fair value as it was negotiated based upon fair value of loans with similar characteristics. The loan generated income of $155 for the six months ended June 30, 2013.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

In connection with the Company’s purchase of 3401 Exposition Boulevard on May 22, 2013, the Company canceled the note associated with this loan and eliminated the note receivable.

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

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

The Company held two interest rate contracts as of June 30, 2013 and December 31, 2012, which have been accounted for as cash flow hedges as more fully described in note 6 below.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2013, the Company has not established a liability for uncertain tax positions.

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

As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million

Non-designated Hedges

For the six months ended June 30, 2013 and 2012, all of the Company’s derivatives were designated as cash flow hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$123	$71	Interest rate contracts	—	—

Total		$123	$71		—	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the three months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
Beginning Balance of OCI related to interest rate contracts	1,465	1,036
Unrealized Loss Recognized in OCI Due to Change in Fair Value of interest rate contracts	(52)	356
Loss Reclassified from OCI into Income (as Interest Expense)	(63)	(3)
Net Change in OCI	(115)	353
Ending Balance of Accumulated OCI Related to Derivatives	1,350	1,389

Credit-Risk-Related Contingent Features

As of June 30, 2013, the Company did not have any derivatives that were in a net liability position.

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

3. Investment in Real Estate

Acquisitions

During 2013, we acquired the following properties: 3401 Exposition and Pinnacle II. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	3401 Exposition	Pinnacle II
Date of Acquisition	May 22, 2013	June 14, 2013	Total
Consideration paid
Cash consideration	$8,489	$1,505	$9,994
Debt Assumed	13,233	89,066	102,299
Non-controlling interest in consolidated real estate entity	—	45,704	45,704
Total consideration	$21,722	$136,275	$157,997
Allocation of consideration paid
Investment in real estate, net	25,439	134,289	159,728
Leases in place	—	9,805	9,805
Other lease intangibles	—	2,832	2,832
Fair market unfavorable debt value	—	(5,820)	(5,820)
Below-market leases	—	(7,783)	(7,783)
Other (liabilities) asset assumed, net	(3,717)	2,952	(765)
Total consideration paid	$21,722	$136,275	$157,997

During 2012, we acquired the following properties: 10900 Washington, 901 Market Street, Element LA (Olympic Bundy), 1455 Gordon Street and Pinnacle I. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

	10900 Washington	901 Market	Element LA	1455 Gordon Street	Pinnacle I
Date of Acquisition	April 5, 2012	June 1, 2012	September 5, 2012	September 21, 2012	November 8, 2012	Total
Consideration paid
Cash consideration	$2,605	$90,871	$88,436	$2,385	$208,023	$392,320
Debt Assumed	—	—	—	—	—	—
Non-controlling interest in consolidated real estate entity	—	—	—	—	1,481	1,481
Total consideration	$2,605	$90,871	$88,436	$2,385	$209,504	$393,801
Allocation of consideration paid
Investment in real estate, net	2,600	97,187	88,024	2,384	200,175	390,370
Above-market leases	—	—	—	—	167	167
Leases in place	—	2,968	1,325	96	11,710	16,099
Other lease intangibles	—	548	46	22	3,456	4,072
Fair market unfavorable debt value	—	—	—	—	—	—
Below-market leases	—	(10,249)	(666)	(27)	(5,076)	(16,018)
Other (liabilities) asset assumed, net	5	417	(293)	(90)	(928)	(889)
Total consideration paid	$2,605	$90,871	$88,436	$2,385	$209,504	$393,801

The table below shows the pro forma financial information for the six months ended June 30, 2013 and 2012 as if these properties had been acquired as of January 1, 2012.

	Six Months Ended June 30,
	2013	2012
Total revenues	$99,095	$94,206
Net loss	$(5,432)	$(4,744)

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

During the six months ended June 30, 2013, we made a deposit of approximately 20.0 million in connection with acquisition of a four-building, 836,419 square-foot office portfolio in Seattle, Washington (the “Seattle Portfolio”) from Spear Street Capital which closed on July 31, 2013. See note 13 for further details.

Dispositions

On May 31, 2013, the Company entered into an agreement to sell its City Plaza property for approximately $56.0 million (before certain credits, prorations, and closing costs). The transaction closed on July 12, 2013. The transaction resulted in an approximately $5.4 million impairment loss. The Company reclassified City Plaza’s results of operations for the three and six months ended June 30, 2013 and 2012 to discontinued operations on its consolidated statements of operations.

The following table sets forth the discontinued operations for the three and six months ended June 30, 2013 and 2012 for the City Plaza:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total office revenues	1,966	1,521	3,962	2,988
Office operating expenses	(768)	(721)	(1,555)	(1,368)
Depreciation and amortization	(315)	(516)	(789)	(1,034)
Income from discontinued operations	883	284	1,618	586

4. Lease Intangibles
The following summarizes our deferred leasing cost and lease intangibles as of:

	June 30, 2013	December 31, 2012
Above-market leases	$17,283	$17,283
Leases in place	74,127	67,097
Below-market ground leases	7,513	7,513
Other lease intangibles	31,756	30,747
Deferred leasing costs	18,087	9,302
	148,766	131,942
Accumulated amortization	(59,873)	(50,932)
Deferred leasing costs and lease intangibles, net	$88,893	$81,010

Below-market leases	52,875	46,042
Accumulated accretion	(17,659)	(14,482)
Acquired lease intangible liabilities, net	$35,216	$31,560

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
As of June 30, 2013, we were in compliance with our facility’s financial covenants. As of June 30, 2013, we had approximately $240.6 million of total capacity under our unsecured revolving credit facility, of which nothing had been drawn.
The following table sets forth information as of June 30, 2013 with respect to our outstanding indebtedness.

	Outstanding
Debt	June 30, 2013	December 31, 2012	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$—	$55,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street(2)	33,700	33,700	5.85%	2/1/2014
Mortgage loan secured by 3401 Exposition Blvd.(3)	13,233	—	LIBOR+3.80%	5/31/2014
Mortgage loan secured by 6922 Hollywood Boulevard(4)	40,858	41,243	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan(5)	3,858	138	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson(6)	92,000	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Pinnacle II(7)	89,066	—	6.313%	9/1/2016
Mortgage loan secured by 901 Market(8)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Rincon Center(9)	106,803	107,492	5.134%	5/1/2018
Mortgage loan secured by First Financial(10)	43,000	43,000	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington(11)	29,506	29,711	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I	129,000	129,000	3.954%	11/7/2022
Subtotal	$630,624	$580,884
Unamortized loan premium, net(12)	6,494	1,201
Total	$637,118	$582,085
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

(4)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

(5)
On October 5, 2012, we obtained a loan for our 275 Brannan property pursuant to which we have the ability to draw up to $15,000 for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(6)
On February 11, 2011, we closed a five-year term loan totaling $92,000 with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37,000 of the loan was subject to an interest rate contract, which swaps one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50,000 of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42,000 of the loan through its maturity on February 11, 2016. Beginning with the payment due February 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt amortization of $1,113.

(7)	This loan was assumed on June 14, 2013 in connection with the contribution of the Pinnacle II building to the Company’s joint venture for The Pinnacle.

(8)
On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49,600 upon closing, with the ability to draw up to an additional $11,900 for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(9)
On April 29, 2011, we closed a seven-year term loan totaling $110,000 with JPMorgan Chase Bank, National Association, secured by our Rincon Center property. The loan bears interest at a fixed annual rate of 5.134%.

(10)
The loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(11)
On February 11, 2012, we closed a 10-year term loan totaling $30,000 with Cantor Commercial Real Estate Lending, L.P., secured by our 10950 Washington property. The loan bears interest at a fixed annual rate of 5.316% and will mature on March 11, 2022.

(12)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 625 Second Street, 6922 Hollywood Boulevard and Pinnacle II.

The Company presents its financial statements on a consolidated basis. Notwithstanding such presentation, except to the extent expressly indicated, such as in the case of the project financing for our Sunset Gower and Sunset Bronson properties, our separate property-owning subsidiaries are not obligors of or under the debt of their respective affiliates and each property-owning subsidiary’s separate liabilities do not constitute obligations of its respective affiliates.

The minimum future annual principal payments due on our secured and unsecured notes payable at June 30, 2013, excluding the non-cash loan premium amortization, were as follows (in thousands):

2013 (six months ending December 31, 2013)	$2,662
2014	53,139
2015	48,397
2016	228,309
2017	3,456
2018	101,713
Thereafter	192,948
Total	$630,624

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

The combined fair market value of the interest rate caps at June 30, 2013 and December 31, 2012 was $123 and $71, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2013 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at June 30, 2013 are as follows for the years/periods ended December 31. The table below does not include rents under leases at our media and entertainment properties with terms of one year or less.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

2013 (six months ending December 31, 2013)	$54,532
2014	110,698
2015	116,185
2016	111,814
2017	91,485
2018	76,383
Thereafter	287,542
Total	$848,639
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
The following table provides information regarding our future minimum lease payments at June 30, 2013 under these lease agreements.

2013 (six months ending December 31, 2013)	$709
2014	1,417
2015	1,417
2016	1,417
2017	1,417
2018	1,417
Thereafter	50,825
Total	$58,619

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

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$637,118	$647,813	$582,085	$588,191
Derivative assets, disclosed as “Interest rate contracts”	123	123	71	71

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

Non-controlling interest—members in consolidated entities

Non-controlling interest—members in consolidated entities refers to our joint venture partner, Media Center Partners, LLC, a California limited liability company (“MCP”), with which we have entered into a joint venture, Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of June 30, 2013, we own a 65.0% in the Pinnacle JV, which owned the 625,640 square-foot project known as The Pinnacle. As of December 31, 2012 and until the acquisition by the Pinnacle JV of the 231,864 square-foot Pinnacle II building on June 14, 2013, we owned a 98.25% interest in the Pinnacle JV, which owned the 393,776 square-foot Pinnacle I building.

6.25% series A cumulative redeemable preferred units of the Operating Partnership

6.25% series A cumulative redeemable preferred units of the Operating Partnership are 499,014 series A preferred units of partnership interest in our operating partnership, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, after June 29, 2013. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

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

The table below represents the net income attributable to stockholders and transfers from non-controlling interest (in thousands) for the six months ended:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	June 30,
	2013	2012
Net loss attributable to Hudson Pacific Properties, Inc.	$(2,826)	$(1,626)
Transfers from the non-controlling interests
Increase in common stockholders additional paid-in capital for exchange of common units	—	3,780
Change from net income attributable to common stockholders and transfer from non-controlling interests	$(2,826)	$2,154

Dividends

During the second quarter for 2013, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The second quarter dividends were declared on June 10, 2013 to holders of record on June 20, 2013.

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

The following table summarizes the restricted share activity for the six months ended June 30, 2013 and status of all unvested restricted share awards, to our non-employee board members and employees at June 30, 2013:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2013	632,344	$17.12
Granted	44,219	22.50
Vested	(106,045)	16.77
Canceled	(3,415)	16.09
Outstanding at June 30, 2013	567,103	$17.61

Six Months Ended June 30,	Non-Vested Shares Issued	Weighted Average Grant - dated Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2013	44,219	$22.50	(106,045)	$2,258
2012	21,567	16.23	(95,554)	1,702

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

The cost of the 2012 Outperformance Plan (approximately $3.49 million, subject to a forfeiture adjustment equal to 6% of the total cost) will be amortized through the final vesting period under a graded vesting expense recognition schedule.

The 2012 Outperformance Program was valued, in accordance with ASC Topic 718, at an aggregate of approximately $3.49 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement dates, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2012 OPP Units is based on the sum of: (1) the present value of the expected payoff to the OPP Award on the measurement dates, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the 2012 OPP Units. The ultimate reward realized on account of the OPP Award by the holders of the 2012 OPP Units is contingent on the TSR achieved on the measurement dates, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2012 OPP Unit was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 36% and 35%, respectively; a risk free rate of 0.40%; and total dividend payments over the measurement period of $1.62 per share.

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

The cost of the 2013 Outperformance Program (approximately $4.14 million, subject to a forfeiture adjustment equal to 6% of the total cost) will be amortized through the final vesting period under a graded vesting expense recognition schedule.

The 2013 Outperformance Program was valued, in accordance with ASC topic 718, at an aggregate of approximately $4.14 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement dates, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2013 OPP Units is based on the sum of: (1) the present value of the expected payoff to the OPP Award on the measurement dates, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the 2013 OPP Units. The ultimate reward realized on account of the OPP Award by the holders of the 2013 OPP Units is contingent on the TSR achieved on the measurement dates, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2013 OPP Unit was estimated on the date of grant using the

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 33% and 25%, respectively; a risk free rate of 0.38%; and total dividend payments over the measurement period of $1.50 per share.

For the six months ended June 30, 2013 and 2012, $3,623 and $2,016 of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $3,512 and $2,002 was included in general and administrative expenses, with the remaining $111 and $14 of stock compensation capitalized to tenant improvement and deferred leasing costs and lease intangibles, net.

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

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of June 30, 2013, all of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the six months ended June 30, 2013 and 2012, approximately 22%, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

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
Summary information for the reportable segments for the six months ended June 30, 2013 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$74,233	$20,560	$94,793
Operating expenses	27,425	11,997	39,422
Net operating income	$46,808	$8,563	$55,371

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Summary information for the reportable segments for the six months ended June 30, 2012 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$57,514	$18,344	$75,858
Operating expenses	23,766	11,059	34,825
Net operating income	$33,748	$7,285	$41,033
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	June 30, 2013	June 30, 2012
Net operating income	$55,371	$41,033
General and administrative	(10,175)	(8,665)
Depreciation and amortization	(32,813)	(24,806)
Interest expense	(11,354)	(9,466)
Interest income	240	7
Acquisition-related expenses	(509)	(360)
Other expense	(54)	(90)
Income from continuing operations	$706	$(2,347)
There were no inter-segment sales or transfers during either of the six months ended June 30, 2013 and 2012.

13. Subsequent Events

Seattle Acquisition

On June 11, 2013, the Company entered into a purchase agreement to acquire a four-building, 836,419 square-foot office portfolio in Seattle, Washington (the “Seattle Portfolio”) from Spear Street Capital for approximately $368.6 million (net of certain credits and before closing costs and prorations). The Company closed this transaction on July 31, 2013. The purchase price was paid from a combination of cash-on-hand, asset-level indebtedness and borrowings under the Company’s unsecured revolving credit facility. The Seattle Portfolio consists of the following:

•
A two-building, 472,881 square-foot waterfront property located in the Pioneer Square submarket of downtown Seattle, which we refer to as the First & King property. This property is 90% leased to tenants such as Capital One/ING Direct, EMC Corporation and Nuance Communications;

•
A189,762 square-foot Class-A office building located in the South Lake Union submarket of downtown Seattle, which we refer to as the Met Park North property. This building is 99% leased, with 74% of the building to be occupied by Amazon.com, Inc. under a ten-year lease expected to commence in November 2013; and

•
A173,776 square-foot building located in the Edmonds/Lynnwood submarket of Seattle’s Northend, which we refer to as the Northview property. This building is 89% leased to tenants such as Automatic Data Processing, Inc. and the Federal Emergency Management Agency.

City Plaza Disposition

On May 31, 2013, the Company entered into an agreement to sell its City Plaza property for approximately $56.0 million (before certain credits, prorations, and closing costs). The transaction closed on July 12, 2013. Proceeds from the disposition were used toward the acquisition of the Seattle portfolio pursuant to a like-kind exchange under Internal Revenue Code Section 1031. City Plaza is a nineteen-story, 333,922 rentable square-foot Class-A office building located in Orange, California, that was acquired by the Company’s predecessor in August of 2008 and contributed to the Company in connection with its June 29, 2010 initial public offering.

Financings

In connection with the acquisition of the Seattle Portfolio, on July 31, 2013, the Company closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by the Company’s Met Park North property. The loan bears interest only at a rate equal to one-month LIBOR plus 155 basis points. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loans maturity on August 1, 2020. Proceeds from the loan were used toward the purchase the Seattle Portfolio.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the six months ended June 30, 2013 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on form 10-K for the year ended December 31, 2012. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on form 10-K for the year ended December 31, 2012 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through June 30, 2013 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	544,602
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
City Plaza(1)	8/26/2008	333,922
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	112,300
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,012,012
Rincon Center	12/16/2010	580,850
10950 Washington	12/22/2010	159,024
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	54,673
625 Second Street	9/1/2011	136,906
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	212,319
Element LA (Olympic Bundy)	9/5/2012	241,427
1455 Gordon Street	9/21/2012	6,000
Pinnacle I(2)	11/8/2012	393,777
3401 Exposition	5/22/2013	65,000
Pinnacle II(2)	6/14/2013	231,864
Total		5,625,534
(1) We sold the City Plaza property on July 12, 2013.
(2) We acquired a 98.25% joint venture interest in the Pinnacle I property on November 8, 2012. On June 14, 2013 our joint venture partner contributed its interest in Pinnacle II which reduced our entire interest in the joint venture to 65.0%

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $8.6 million, or 29.6%, to $37.7 million for the three months ended June 30, 2013 compared to $29.1 million for the three months ended June 30, 2012. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below. During the three months ended June 30, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California. Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the three months ended June 30, 2013 and June 30, 2012.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $8.1 million, or 38.4%, to $29.3 million for the three months ended June 30, 2013 compared to $21.2 million for the three months ended June 30, 2012. The increase in rental revenue was primarily the result of a full quarter of operating results from the 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively. During the three months ended June 30, 2013, the Company renewed nine office leases encompassing approximately 140,350 rentable square feet. The weighted average initial stabilized cash rents for those renewed leases were 6.6% above the expiring cash rents for the same space and the weighted average initial straight-line rents on those renewed leases were 16.7% above the expiring straight-line rents for the same space.

Office Tenant Recoveries. Office tenant recoveries remained relatively flat for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Office Parking and Other Revenue. Office parking and other revenue increased $0.7 million, or 27.7%, to $3.1 million for the three months ended June 30, 2013 compared to $2.4 million for the three months ended June 30, 2012. The increase in parking and other revenue was primarily the result of a full quarter of operating results from the 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues decreased $0.3 million, or 3.3%, to $9.6 million for the three months ended June 30, 2013 compared to $10.0 million for the three months ended June 30, 2012. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties and percentage rent on retail space contained within those properties. Total media and entertainment rental revenue decreased $0.4 million, or 6.7%, to $5.4 million for the three months ended June 30, 2013 compared to $5.8 million for the three months ended June 30, 2012. The decrease resulted from lower occupancy over the second quarter of 2013 compared to the same quarter a year ago.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and Internet). Total other property-related revenue remained relatively flat for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Media & Entertainment Other Revenue. Other revenue includes service-related revenue, including the rental of certain sound recording equipment at our media and entertainment properties. Total other revenue increased $0.1 million, or 222.6%, to $0.2 million for the three months ended June 30, 2013 compared to $0.1 million for the three months ended June 30, 2012. The increase in other revenue resulted from our acquisition of the Ocean Way recording studio equipment at our Sunset Gower media and entertainment property in January 2013.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased by $3.4 million, or 9.2%, to $40.1 million for the three months ended June 30, 2013 compared to $36.7 million for the three months ended June 30, 2012. This increase in total operating expenses reflects the factors discussed below. During the three months ended June 30, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California. Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the three months ended June 30, 2013 and June 30, 2012.

Office Operating Expenses. Office operating expenses increased $1.0 million, or 7.8%, to $14.1 million for the three months ended June 30, 2013 compared to $13.1 million for the three months ended June 30, 2012. The increase in operating expenses was primarily the result of a full quarter of operating results from the 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively. This increase in operating expenses also reflects a supplemental property tax expense associated with our Technicolor property, which occurred in the three months ended June 30, 2012, of approximately $0.9 million. If this supplemental property tax expense is disregarded, then operating expenses from continuing operations at the Company’s office properties would have increased by $1.9 million, or 16.0%, over the same quarter a year ago.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $0.1 million, or 2.2%, to $6.4 million for the three months ended June 30, 2013 compared to $6.3 million for the three months ended June 30, 2012. The increase in operating expenses was primarily the result of expenses associated with the Ocean Way recording studio, with no comparable expenses compared to the same quarter a year ago.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $1.0 million, or 24.9%, to $5.2 million for the three months ended June 30, 2013 compared to $4.2 million for the three months ended June 30, 2012. The increase in general and administrative expenses was primarily due to the adoption of the 2013 Outperformance Program and increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 9.0%, to $14.4 million for the three months ended June 30, 2013 compared to $13.2 million for the three months ended June 30, 2012. The increase was primarily the result of a full quarter of operating results from the 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively.

Other Expense (Income)

Interest Expense. Interest expense increased $1.2 million, or 25.9%, to $5.8 million for the three months ended June 30, 2013 compared to $4.6 million for the three months ended June 30, 2012. At June 30, 2013, the Company had $637.1 million of notes payable, compared to $350.3 million at June 30, 2012. The increase was primarily due to the increase in indebtedness associated with our 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively.

Acquisition-related expenses. Acquisition-related expenses increased $0.2 million, or 70.2%, to $0.5 million for the three months ended June 30, 2013 compared to $0.3 million for the three months ended June 30, 2012 as a result of expenses associated with the acquisition of the Pinnacle II building on June 14, 2013.

Net (Loss) Income From Discontinued Operations

During the quarter, the Company entered into an agreement to sell its City Plaza property in Orange, California, for approximately $56.0 million (before certain credits, prorations and closing costs). Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the three months ended June 30, 2013 and 2012. Income from discontinued operations associated with the City Plaza property increased $0.6 million, or 210.9%, to $0.9 million for the three months ended June 30, 2013 compared to $0.3 million for the three months ended June 30, 2012. The increase is primarily due to lease up of City Plaza. The Company also recognized $5.4 million of impairment loss in the three months ended June 30, 2013 based the estimated loss on sale of the City Plaza property, with no comparable activity in the same period a year ago. As a result of the combined income from discontinued operations and impairment loss from discontinued operations, the Company experienced a net loss from discontinued operations of $4.6 million for the three months ended June 30, 2013 compared to net income from discontinued operations of $0.3 million for the three months ended June 30, 2012.

Net Loss

Net loss for the three months ended June 30, 2013 was $3.4 million compared to net loss of $2.2 million for the three months ended June 30, 2012. The increase was primarily due to higher office operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, higher interest expense, and net loss from discontinued operations associated with the disposition of the City Plaza property, all partially offset by higher office operating revenues resulting from a full quarter of operating results from the 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively, all as described above.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $16.7 million, or 29.1%, to $74.2 million for the six months ended June 30, 2013 compared to $57.5 million for the six months ended June 30, 2012. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below. During the three months ended June 30, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California. Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the six months ended June 30, 2013 and June 30, 2012.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $14.0 million, or 33.2%, to $56.1 million for the six months ended June 30, 2013 compared to $42.1 million for the six months ended June 30, 2012. The increase in rental revenue was primarily the result of operating results from the 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively. During the six months ended June 30, 2013, the Company renewed 16 office leases encompassing approximately 157,072 rentable square feet. The weighted average initial stabilized cash rents for those renewed leases were 3.5% above the expiring cash rents for the same space and the weighted average initial straight-line rents on those renewed leases were 13.2% above the expiring straight-line rents for the same space.

Office Tenant Recoveries. Office tenant recoveries remained relatively flat for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Office Parking and Other Revenue. Office parking and other revenue increased $2.5 million, or 55.7%, to $7.0 million for the six months ended June 30, 2013 compared to $4.5 million for the six months ended June 30, 2012. The increase in parking and other revenue was primarily the result of operating results from the 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively, together with an early lease termination payment from Bank of America relating to the Company’s 1455 Market Street property of $1.1 million (after the write-off of non-cash items), with no comparable activity for the same period a year ago.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased 2.2 million, or 12.1%, to 20.6 million for the six months ended June 30, 2013 compared to 18.3 million for the six months ended June 30, 2012. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties and percentage rent on retail space contained within those properties. Total media and entertainment rental revenue remained relatively flat for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and Internet). Total other property-related revenue increased $1.9 million, or 29.7%, to $8.2 million for the six months ended June 30, 2013 compared to $6.3 million for the six months ended June 30, 2012. The increase in other property-related revenue resulted from stronger production activity compared to the same quarter a year ago.

Media & Entertainment Other Revenue. Other revenue includes service-related revenue, including the rental of certain sound recording equipment at our media and entertainment properties. Total other revenue increased $0.3 million, or 327.5%, to $0.4 million for the six months ended June 30, 2013 compared to $0.1 million for the six months ended June 30, 2012. The increase in other revenue resulted from our acquisition of the Ocean Way recording studio equipment at our Sunset Gower media and entertainment property in January 2013.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased by $14.1 million, or 20.7%, to $82.4 million for the six months ended June 30, 2013 compared to $68.3 million for the six months ended June 30, 2012. This increase in total operating expenses reflects the factors discussed below. During the three months ended June 30, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California. Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the six months ended June 30, 2013 and June 30, 2012.

Office Operating Expenses. Office operating expenses increased $3.7 million, or 15.4%, to $27.4 million for the six months ended June 30, 2013 compared to $23.8 million for the six months ended June 30, 2012. The increase in operating expenses was primarily the result of operating results from the 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively. This increase in operating expenses also reflects a supplemental property tax expense associated with our Technicolor property which occurred in the three months ended June 30, 2012 of approximately $0.9 million, with no comparable activity in the six months ended June 30, 2013. If this supplemental property tax expense is disregarded, then operating expenses from continuing operations at the Company’s office properties would have increased by $4.6 million, or 20.0%, over the same quarter a year ago.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $0.9 million, or 8.5%, to $12.0 million for the six months ended June 30, 2013 compared to $11.1 million for the six months ended June 30, 2012. The increase in operating expenses was primarily due to stronger production activity compared to the same quarter a year ago. Operating expenses for the first six months of 2013 also reflects a property tax reimbursement stemming from the reassessment of the Sunset Gower media and entertainment property of $0.8 million, with no comparable activity in the same period a year ago.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $1.5 million, or 17.4%, to $10.2 million for the six months ended June 30, 2013 compared to $8.7 million for the six months ended June 30, 2012. The increase in general and administrative expenses was primarily due to the adoption of the 2013 Outperformance Program and increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $8.0 million, or 32.3%, to $32.8 million for the six months ended June 30, 2013 compared to $24.8 million for the six months ended June 30, 2012. The increase was primarily the result of a full quarter of operating results from the 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively.

Other Expense (Income)

Interest Expense. Interest expense increased $1.9 million, or 19.9%, to $11.4 million for the six months ended June 30, 2013 compared to $9.5 million for the six months ended June 30, 2012. At June 30, 2013, the Company had $637.1 million of notes payable, compared to $350.3 million at June 30, 2012. The increase was primarily due to interest expenses for a full six months on the indebtedness associated with our First Financial and 10950 Washington properties and the increase in indebtedness associated with our 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively.

Acquisition-related expenses. Acquisition-related expenses increased $0.1 million, or 41.4%, to $0.5 million for the six months ended June 30, 2013 compared to $0.4 million for the six months ended June 30, 2012 as a result of expenses associated with the acquisition of the Pinnacle II building on June 14, 2013.

Net (Loss) Income From Discontinued Operations

During the three months ended June 30, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California, for approximately $56.0 million (before certain credits, prorations and closing costs). Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the six months ended June 30, 2013 and 2012. Income from discontinued operations associated with the City Plaza property increased $1.0 million, or 176.1%, to $1.6 million for the six months ended June 30, 2013 compared to $0.6 million for the six months ended June 30, 2012. The Company also recognized $5.4 million of impairment loss in the six months ended June 30, 2013 based the estimated loss on sale of the City Plaza property, with no comparable activity in the same period a year ago. As a result of the combined income from discontinued operations and impairment loss from discontinued operations, the Company experienced a net loss from discontinued operations of $3.8 million for the six months ended June 30, 2013 compared to net income from discontinued operations of $0.6 million for the six months ended June 30, 2012.

Net Loss

Net Loss for the six months ended June 30, 2013 was $3.1 million compared to net loss of $1.8 million for the six months ended June 30, 2012. The increase was primarily due to higher office and media and entertainment operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, higher interest expense, and net loss from discontinued operations associated with the disposition of the City Plaza property, all partially offset by higher office operating revenues resulting from a full six months of operating results from the 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively, and higher and media and entertainment revenues, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Our ratio of debt to total market capitalization was approximately 31.4% (counting series A preferred units as debt) as of June 30, 2013. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness. We had approximately $96.3 million of cash and cash equivalents at June 30, 2013. In addition, the lead arrangers for our unsecured revolving credit facility have secured commitments that will allow borrowings of up to $250 million to the extent our unencumbered pool properties support such borrowings. As of June 30, 2013, we had approximately $240.6 million of total undrawn capacity under our revolving credit facility. We intend to use the unsecured revolving credit facility, among other things, to finance the acquisition of properties, to refinance indebtedness, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through cash on hand, net cash provided by operations, reserves established from existing cash and, if necessary, by drawing upon our unsecured revolving credit facility.
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

Cash Flows
Comparison of six months ended June 30, 2013 to six months ended June 30, 2012 is as follows:

	Six Months Ended June 30,
	2013	2012	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$30,991	$22,401	$8,590	38.3%
Net cash used in investing activities	(68,617)	(112,395)	43,778	(39.0)%
Net cash provided by financing activities	115,052	178,814	(63,762)	(35.7)%

Cash and cash equivalents were $96.3 million and $18.9 million at June 30, 2013 and December 31, 2012, respectively.

Operating Activities
Net cash provided by operating activities increased by $8.6 million to $31.0 million for the six months ended June 30, 2013 compared to $22.4 million for the six months ended June 30, 2012. The increase was primarily due to an increase in cash NOI, as defined, from our office properties, primarily from the acquisitions of the 901 Market property acquired on June 1, 2012, and the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively, a one-time lease termination payment form a tenant at our 1455 Market property, and an increase in cash NOI from our media properties, primarily from an increase in occupancy and an increase in production-related activities as compared to the same period in the prior year. The increase is partially offset by increase deferred leasing costs and lease intangible costs associated with newly signed leases at 1455 Market, Rincon Center, 275 Brannan and City Plaza and due to the net change in operating assets and liabilities, compared to the six months ended June 30, 2012.

Investing Activities
Net cash used in investing activities decreased $43.8 million to $68.6 million for the six months ended June 30, 2013 compared to $112.4 million for six months ended June 30, 2012. The decrease was primarily due to the decrease in acquisition activities during the six months ended June 30, 2013 as compared to six months ended June 30, 2012 partially offset by increase in deposits for acquisitions and tenant improvement-related expenditures at some of our office properties.

Financing Activities
Net cash provided by financing activities decreased $63.8 million to $115.1 million for the six months ended June 30, 2013 compared to $178.8 million for the six months ended June 30, 2012. The decrease was due to lower proceeds from property financings, and due to the issuance of our series B preferred stock in 2012, with no comparable activity in 2013 partially offset by decrease in repayment of debt compared to the six months ended June 30, 2012.
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
As of June 30, 2013, we had outstanding notes payable of $630.6 million (before loan premium), of which $158.7 million, or 25.2%, was variable rate debt. $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 5 in the table below.
The following table sets forth information as of June 30, 2013 with respect to our outstanding indebtedness (in thousands).

	Outstanding
Debt	June 30, 2013	December 31, 2012	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$—	$55,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street(2)	33,700	33,700	5.85%	2/1/2014
Mortgage loan secured by 3401 Exposition Blvd.(3)	13,233	—	LIBOR+3.80%	5/31/2014
Mortgage loan secured by 6922 Hollywood Boulevard(4)	40,858	41,243	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan(5)	3,858	138	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Sunset Gower/Sunset Bronson(6)	92,000	92,000	LIBOR+3.50%	2/11/2016
Mortgage loan secured by Pinnacle II(7)	89,066	—	6.313%	9/1/2016
Mortgage loan secured by 901 Market(8)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Rincon Center(9)	106,803	107,492	5.134%	5/1/2018
Mortgage loan secured by First Financial(10)	43,000	43,000	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington(11)	29,506	29,711	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I	129,000	129,000	3.954%	11/7/2022
Subtotal	$630,624	$580,884
Unamortized loan premium, net(12)	6,494	1,201
Total	$637,118	$582,085
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property.

(4)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

(5)
On October 5, 2012, we obtained a loan for our 275 Brannan property pursuant to which we have the ability to draw up to $15,000 for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(6)
On February 11, 2011, we closed a five-year term loan totaling $92,000 with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. $37,000 of the loan was subject to an interest rate contract, which swaps one-month LIBOR to a fixed rate of 0.75% through April 30, 2011. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50,000 of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42,000 of the loan through its maturity on February 11, 2016. Beginning with the payment due February 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt amortization of $1,113.

(7)	This loan was assumed on June 14, 2013 in connection with the contribution of the Pinnacle II building to the Company’s joint venture for The Pinnacle.

(8)
On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49,600 upon closing, with the ability to draw up to an additional $11,900 for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(9)
On April 29, 2011, we closed a seven-year term loan totaling $110,000 with JPMorgan Chase Bank, National Association, secured by our Rincon Center property. The loan bears interest at a fixed annual rate of 5.134%.

(10)
The loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(11)
On February 11, 2012, we closed a 10-year term loan totaling $30,000 with Cantor Commercial Real Estate Lending, L.P., secured by our 10950 Washington property. The loan bears interest at a fixed annual rate of 5.316% and will mature on March 11, 2022.

(12)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 625 Second Street, 6922 Hollywood Boulevard and Pinnacle II.

Contractual Obligations and Commitments
During the second quarter of 2013, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

Our unsecured revolving credit facility, loan on our 901 Market property, loan on our 275 Brannan property, and loan on our 3401 Exposition Boulevard property are not subject to interest rate hedges. As of June 30, 2013, we had nothing drawn under our unsecured revolving credit facility.

Therefore, with respect to the $92.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties, the $49.6 million loan on our 901 Market property, the $13.2 million loan on our 3401 Exposition Blvd. property, and the $3.9 million loan on our 275 Brannan property, if one-month LIBOR as of June 30, 2013 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $1.6 million.
As of June 30, 2013, we had outstanding notes payable of $630.6 million (before loan premium), of which $158.7 million, or 25.2%, was variable rate debt. $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 6 to the table above, and $471.9 million of which was fixed rate secured mortgage loans. As of June 30, 2013, the estimated fair value of our fixed rate secured mortgage loans was $482.6 million.

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
As of June 30, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. As of June 30, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Please review the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)Recent Sales of Unregistered Securities: None

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

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
10.64
Amendment No. 1 to the Credit Agreement among the Company, Hudson Pacific Properties, L.P., as Borrower, and each of the Lenders party thereto (as defined in the original credit agreement, dated August 3, 2012).[24]

10.65
Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.[25]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(18)

101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 12, 2012.
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2013.
(21)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(22)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2013.
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2013.
*	Denotes a management contract or compensatory plan or arrangement.
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 8, 2013	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)