Form 10-K/A
period 2012-12-31
Hudson Pacific Properties, Inc.
filed 2013-08-29
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K/A
(Amendment No. 1)
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

This Amendment No. 1 (the “Amendment”) amends the Annual Report on Form 10-K for Hudson Pacific Properties, Inc. (the “Company”) for the fiscal year ended December 31, 2012, which was originally filed on March 14, 2013 (the “Original Filing”). The Company is filing this Amendment solely for the purpose of including the consent of its independent registered public accounting firm, which, due to a scrivener’s error, was inadvertently omitted from the Original Filing.

No other changes have been made to the Original Filing. This Amendment does not reflect events that have occurred after the March 14, 2013 filing date of the Original Filing, or modify or update the disclosures presented therein, except to reflect the amendment described above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

August 29, 2013	/s/ VICTOR J. COLEMAN
VICTOR J. COLEMAN
Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 29, 2013
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Financial Officer (Principal Financial Officer)	August 29, 2013
Mark T. Lammas
*	President and Director	August 29, 2013
Howard S. Stern
*	Chief Accounting Officer (Principal Accounting Officer)	August 29, 2013
Harout K. Diramerian
*	Director	August 29, 2013
Richard B. Fried
*	Director	August 29, 2013
Theodore R. Antenucci
*	Director	August 29, 2013
Jonathan M. Glaser
*	Director	August 29, 2013
Mark D. Linehan
*	Director	August 29, 2013
Robert M. Moran, Jr.
*	Director	August 29, 2013
Barry A. Porter
*	Director	August 29, 2013
Patrick Whitesell
/S/ VICTOR J. COLEMAN
*By: Victor J. Coleman, Attorney-In-Fact

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP.*
*	Filed herewith.