Form 10-Q
period 2013-09-30
Hudson Pacific Properties, Inc.
filed 2013-11-07
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
The number of shares of common stock outstanding at November 1, 2013 was 56,712,744.

Hudson Pacific Properties, Inc.
FORM 10-Q
September 30, 2013

		Page
PART I — FINANCIAL INFORMATION		3

	Consolidated Balance Sheets for Hudson Pacific Properties, Inc. as of September 30, 2013 (Unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for Hudson Pacific Properties, Inc. for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for Hudson Pacific Properties, Inc. for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	5
	Consolidated Statements of Equity for Hudson Pacific Properties, Inc. for the nine months ended September 30, 2013 and 2012 (Unaudited)	6
	Consolidated Statements of Cash Flows for Hudson Pacific Properties, Inc. for the nine months ended September 30, 2013 and 2012 (Unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	39

ITEM 4.	Controls and Procedures	40

PART II — OTHER INFORMATION		40

ITEM 1.	Legal Proceedings	40

ITEM 1A.	Risk Factors	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

ITEM 3.	Defaults Upon Senior Securities	40

ITEM 4.	Mine Safety Disclosures	40

ITEM 5.	Other Information	40

ITEM 6.	Exhibits	41

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$581,842	$478,273
Building and improvements	1,257,236	831,791
Tenant improvements	93,932	75,094
Furniture and fixtures	14,386	11,545
Property under development	50,597	23,961
Total real estate held for investment	1,997,993	1,420,664
Accumulated depreciation and amortization	(104,609)	(80,303)
Investment in real estate, net	1,893,384	1,340,361
Cash and cash equivalents	29,341	18,904
Restricted cash	17,679	14,322
Accounts receivable, net	11,922	12,167
Notes receivable	—	4,000
Straight-line rent receivables	19,601	12,732
Deferred leasing costs and lease intangibles, net	107,041	81,010
Deferred finance costs, net	8,278	8,175
Interest rate contracts	87	71
Goodwill	8,754	8,754
Prepaid expenses and other assets	6,209	4,588
Assets associated with real estate held for sale	—	54,608
TOTAL ASSETS	$2,102,296	$1,559,692
LIABILITIES AND EQUITY
Notes payable	$891,175	$582,085
Accounts payable and accrued liabilities	39,270	18,578
Below-market leases, net	47,667	31,560
Security deposits	6,083	5,291
Prepaid rent	6,705	11,276
Interest rate contracts	863	—
Obligations associated with real estate held for sale	—	1,205
TOTAL LIABILITIES	991,763	649,995
6.25% series A cumulative redeemable preferred units of the Operating Partnership	12,475	12,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares outstanding at September 30, 2013 and December 31, 2012, respectively	145,000	145,000
Common stock, $0.01 par value, 490,000,000 authorized, 56,711,202 shares and 47,496,732 shares outstanding at September 30, 2013 and December 31, 2012, respectively	567	475
Additional paid-in capital	899,251	726,605
Accumulated other comprehensive loss	(1,989)	(1,287)
Accumulated deficit	(45,101)	(30,580)
Total Hudson Pacific Properties, Inc. stockholders’ equity	997,728	840,213
Non-controlling interest—members in Consolidated Entities	46,340	1,460
Non-controlling common units in the Operating Partnership	53,990	55,549
TOTAL EQUITY	1,098,058	897,222
TOTAL LIABILITIES AND EQUITY	$2,102,296	$1,559,692

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Office
Rental	$33,575	$22,039	$89,665	$64,161
Tenant recoveries	6,520	4,989	17,617	15,856
Parking and other	3,426	2,537	10,472	7,062
Total office revenues	43,521	29,565	117,754	87,079
Media & entertainment
Rental	5,977	6,075	17,162	17,331
Tenant recoveries	500	406	1,241	1,071
Other property-related revenue	3,170	4,476	11,368	10,797
Other	180	44	616	146
Total media & entertainment revenues	9,827	11,001	30,387	29,345
Total revenues	53,348	40,566	148,141	116,424
Operating expenses
Office operating expenses	16,766	12,211	44,191	35,977
Media & entertainment operating expenses	6,136	6,934	18,133	17,993
General and administrative	5,020	4,083	15,195	12,748
Depreciation and amortization	20,256	12,808	53,069	37,614
Total operating expenses	48,178	36,036	130,588	104,332
Income from operations	5,170	4,530	17,553	12,092
Other expense (income)
Interest expense	7,319	4,511	18,673	13,977
Interest income	(22)	(142)	(262)	(149)
Acquisition-related expenses	483	455	992	815
Other (income) expenses	(13)	(125)	41	(35)
	7,767	4,699	19,444	14,608
Loss from continuing operations	(2,597)	(169)	(1,891)	(2,516)

(Loss) income from discontinued operations	(10)	(105)	1,608	481
Impairment loss from discontinued operations	(145)	—	(5,580)	—
Net (loss) income from discontinued operations	(155)	(105)	(3,972)	481
Net loss	(2,752)	(274)	(5,863)	(2,035)
Net income attributable to preferred stock and units	(3,231)	(3,231)	(9,693)	(9,693)
Net income attributable to restricted shares	(71)	(69)	(229)	(226)
Net loss attributable to non-controlling interest in Consolidated Entities	118	—	399	—
Net loss attributable to common units in the Operating Partnership	242	179	636	704
Net loss attributable to Hudson Pacific Properties, Inc. common stockholders	$(5,694)	$(3,395)	$(14,750)	$(11,250)
Basic and diluted per share amounts:
Net loss from continuing operations attributable to common stockholders	$(0.10)	$(0.07)	$(0.20)	$(0.29)
Net (loss) income from discontinued operations	—	—	(0.07)	0.01
Net loss attributable to common stockholders’ per share—basic and diluted	$(0.10)	$(0.07)	$(0.27)	$(0.28)
Weighted average shares of common stock outstanding—basic and diluted	56,144,099	46,668,862	54,815,763	39,945,249
Dividends declared per share of common stock	$0.1250	$0.1250	$0.3750	$0.3750

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(2,752)	$(274)	$(5,863)	$(2,035)
Other comprehensive loss: cash flow hedge adjustment	(846)	(72)	(731)	(425)
Comprehensive loss	(3,598)	(346)	(6,594)	(2,460)
Comprehensive income attributable to preferred stock and units	(3,231)	(3,231)	(9,693)	(9,693)
Comprehensive income attributable to restricted shares	(71)	(69)	(229)	(226)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	118	—	399	—
Comprehensive loss attributable to common units in the Operating Partnership	276	183	665	729
Comprehensive loss attributable to Hudson Pacific Properties, Inc. stockholders	$(6,506)	$(3,463)	$(15,452)	$(11,650)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2012	33,840,854	$338	$87,500	$552,043	$(13,685)	$(883)	$63,356	$688,669	$12,475
Proceeds from sale of common stock, net of underwriters’ discount	13,225,000	132		190,666				190,798
Common stock issuance transaction costs				(485)				(485)
Issuance of Series B Cumulative Redeemable Preferred Stock			57,500					57,500
Series B stock issuance transaction costs				(1,870)				(1,870)
Issuance of unrestricted stock	5,472							—
Issuance of restricted stock	21,567							—
Shares repurchased	(28,896)			(503)				(503)
Declared Dividend			(9,108)	(16,060)			(932)	(26,100)	(585)
Amortization of stock-based compensation				3,212				3,212
Net income (loss)			9,108		(11,024)		(704)	(2,620)	585
Cash Flow Hedge Adjustment						(400)	(25)	(425)
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	155,878	2		3,780			(3,782)	—
Balance, September 30, 2012	47,219,875	$472	$145,000	$730,783	$(24,709)	$(1,283)	$57,913	$908,176	$12,475

The accompanying notes are an integral part of these consolidated financial statements.

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest - Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2013	47,496,732	$475	$145,000	$726,605	$(30,580)	$(1,287)	$55,549	$1,460	$897,222	$12,475
Contributions								45,704	45,704
Distributions								(425)	(425)
Proceeds from sale of common stock, net of underwriters’ discount	9,200,000	92		189,796					189,888
Common stock issuance transaction costs				(392)					(392)
Issuance of Series B Cumulative Redeemable Preferred Stock									—
Series B stock issuance transaction costs									—
Issuance of unrestricted stock	4,214								—
Issuance of restricted stock	44,219								—
Forfeiture of restricted stock	(3,415)								—
Shares repurchased	(30,548)			(650)					(650)
Declared Dividend			(9,108)	(21,267)			(894)		(31,269)	(585)
Amortization of stock-based compensation				5,159					5,159
Net income (loss)			9,108		(14,521)		(636)	(399)	(6,448)	585
Cash Flow Hedge Adjustment						(702)	(29)		(731)
Balance, September 30, 2013	56,711,202	$567	$145,000	$899,251	$(45,101)	$(1,989)	$53,990	$46,340	$1,098,058	$12,475

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,863)	$(2,035)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,858	39,422
Amortization of deferred financing costs and loan premium, net	421	876
Amortization of stock-based compensation	4,974	3,198
Straight-line rent receivables	(7,632)	(3,246)
Amortization of above-market leases	1,999	2,736
Amortization of below-market leases	(6,343)	(5,091)
Amortization of lease incentive costs	37	68
Bad debt expense	176	489
Amortization of ground lease	185	185
Impairment loss	5,580	—
Change in operating assets and liabilities:
Restricted cash	(122)	(1,176)
Accounts receivable	344	(359)
Deferred leasing costs and lease intangibles	(13,440)	(3,679)
Prepaid expenses and other assets	(1,764)	(2,087)
Accounts payable and accrued liabilities	16,774	13,832
Security deposits	(439)	209
Prepaid rent	(4,813)	(3,652)
Net cash provided by operating activities	43,932	39,690
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(53,576)	(13,667)
Property acquisitions	(389,883)	(184,297)
Acquisition of Notes receivable	—	(4,000)
Proceeds from sale of real estate	52,994	—
Net cash used in investing activities	(390,465)	(201,964)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	369,361	93,000
Payments of notes payable	(167,255)	(132,844)
Proceeds from issuance of common stock	189,888	190,798
Common stock issuance transaction costs	(392)	(485)
Proceeds from issuance of Series B cumulative redeemable preferred stock	—	57,500
Series B stock issuance transaction costs	—	(1,870)
Dividends paid to common stock and unit holders	(22,161)	(16,992)
Dividends paid to preferred stock and unit holders	(9,693)	(9,693)
Distribution to non-controlling member in consolidated real estate entity	(425)	—
Acquisition of non-controlling member in consolidated real estate entity	—	—
Repurchase of vested restricted stock	(650)	(503)
Payment of loan costs	(1,703)	(3,054)
Net cash provided by financing activities	356,970	175,857
Net increase in cash and cash equivalents	10,437	13,583
Cash and cash equivalents—beginning of period	18,904	13,705
Cash and cash equivalents—end of period	$29,341	$27,288

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$19,589	$13,176
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$6,204	$3,411
Assumption of secured debt in connection with property acquisitions (Notes 3 and 5)	$102,299	$—
Non-controlling interest in consolidated real estate entity (Note 3)	$45,704	$1,481
Assumption of other assets and liabilities in connection property acquisitions, net (Note 3)	$(2,423)	$(889)

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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of September 30, 2013, we owned a portfolio of 24 office properties and two media and entertainment properties. These properties are located in California and Washington. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs were were approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively and approximately $0.3 million and $0.7 million for three and nine months ended September 30, 2012, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

The Company computes depreciation using the straight-line method over the estimated useful lives of 39 years for building and improvements, 15 years for land improvements, 5 or 7 years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company recorded $5.6 million of impairment charges related to a property held for sale during the nine months ended September 30, 2013 with no comparable charge for the nine months ended 2012. There were no properties held for sale at September 30, 2013 and one property was held for sale at December 31, 2012.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of September 30, 2013 was $8,754. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the three and nine months ended September 30, 2013 and 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At September 30, 2013 and December 31, 2012, respectively, the Company has reserved $5 and $8 of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $176 and $489 of bad debt expense for the nine months ended September 30, 2013 and 2012.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	September 30, 2013	December 31, 2012
Accounts receivable	12,754	13,742
Allowance for doubtful accounts	(832)	(1,575)
Accounts receivable, net	11,922	12,167

Notes Receivable

Notes receivable consisted of a loan we acquired on August 14, 2012 from Jeffries LoanCore LLC in the amount of $4.0 million. The borrower under the loan was WIP 3401 Expo BLVD Mezz, LLC (“WEBM”), which was the sole member of WIP 3401 Expo BLVD, LLC (“WEB”), the owner of that certain property located at 3401 Exposition Blvd. in Santa Monica, California (“3401 Exposition Boulevard”). The property is an approximately 63,376 square-foot office and industrial building currently being renovated for creative office uses. The loan was secured by, among other things, WEBM’s membership interest in WEB, bore interest at the rate of LIBOR plus 1300 basis points (subject to a 100 basis points floor on LIBOR), and was scheduled to mature on June 9, 2014, subject to three one-year extension options. The interest recognized on this loan is included in interest income in the accompanying consolidated statements of operations. The carrying value of the loan approximated its fair value as it was negotiated based upon fair value of loans with similar characteristics. The loan generated income of $155 for the nine months ended September 30, 2013.

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

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

The Company held two interest rate contracts as of December 31, 2012 and three interest rate contracts as of September 30, 2013, all of which have been accounted for as cash flow hedges as more fully described in note 6 below.

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

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2013, the Company has not established a liability for uncertain tax positions.

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

As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$97.0 million
Interest Rate Swaps	1	$64.5 million

Non-designated Hedges

For the nine months ended September 30, 2013 and 2012, all of the Company’s derivatives were designated as cash flow hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$87	$71	Interest rate contracts	863	—

Total		$87	$71		863	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the three months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
Beginning Balance of OCI related to interest rate contracts	1,465	1,036
Unrealized Loss Recognized in OCI Due to Change in Fair Value of interest rate contracts	847	436
Loss Reclassified from OCI into Income (as Interest Expense)	(116)	(11)
Net Change in OCI	731	425
Ending Balance of Accumulated OCI Related to Derivatives	2,196	1,461

Credit-Risk-Related Contingent Features

As of September 30, 2013, the Company had one derivative that was in a net liability position.

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

3. Investment in Real Estate

Acquisitions

During 2013, we acquired the following: 3401 Exposition, Pinnacle II, the Seattle portfolio and 1861 Bundy. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	3401 Exposition	Pinnacle II	Seattle Portfolio	1861 Bundy
Date of Acquisition	May 22, 2013	June 14, 2013	July 31, 2013	September 26, 2013	Total
Consideration paid
Cash consideration	$8,489	$1,505	$368,389	$11,500	$389,883
Notes Receivable	4,000	—	—	—	4,000
Debt Assumed	13,233	89,066	—	—	102,299
Non-controlling interest in consolidated real estate entity	—	45,704	—	—	45,704
Total consideration	$25,722	$136,275	$368,389	$11,500	$541,886
Allocation of consideration paid
Investment in real estate, net	25,439	134,289	367,094	11,500	538,322
Deferred leasing costs and lease intangibles, net	—	12,637	21,619	—	34,256
Fair market unfavorable debt value	—	(5,820)	—	—	(5,820)
Below-market leases	—	(7,783)	(14,666)	—	(22,449)
Other (liabilities) asset assumed, net	283	2,952	(5,658)	—	(2,423)
Total consideration paid	$25,722	$136,275	$368,389	$11,500	$541,886

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

The table below shows the pro forma financial information for the nine months ended September 30, 2013 and 2012 as if these properties had been acquired as of January 1, 2012.

	Nine Months Ended September 30,
	2013	2012
Total revenues	$166,685	$138,955
Net loss	$(8,889)	$(8,584)

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Dispositions

On May 31, 2013, the Company entered into an agreement to sell its City Plaza property for approximately $56.0 million (before certain credits, prorations, and closing costs). The transaction closed on July 12, 2013. The transaction resulted in an approximately $5.6 million impairment loss. The Company reclassified City Plaza’s results of operations for the three and nine months ended September 30, 2013 and 2012 to discontinued operations on its consolidated statements of operations.

The following table sets forth the discontinued operations for the three and nine months ended September 30, 2013 and 2012 for the City Plaza:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total office revenues	242	1,501	4,204	4,489
Office operating expenses	(252)	(832)	(1,807)	(2,200)
Depreciation and amortization	—	(774)	(789)	(1,808)
(Loss) income from discontinued operations	(10)	(105)	1,608	481

4. Lease Intangibles
The following summarizes our deferred leasing cost and lease intangibles as of:

	September 30, 2013	December 31, 2012
Above-market leases	$17,604	$17,283
Leases in place	87,235	67,097
Below-market ground leases	7,503	7,513
Other lease intangibles	37,494	30,747
Deferred leasing costs	20,585	9,302
	170,421	131,942
Accumulated amortization	(65,110)	(50,932)
Deferred leasing costs and lease intangibles, net	$105,311	$81,010

Below-market leases	67,541	46,042
Accumulated accretion	(19,874)	(14,482)
Below-market leases, net	$47,667	$31,560

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
As of September 30, 2013, we were in compliance with our facility’s financial covenants. As of September 30, 2013, we had approximately $237.3 million of total capacity under our unsecured revolving credit facility, of which $80.0 million had been drawn.
The following table sets forth information as of September 30, 2013 with respect to our outstanding indebtedness.

	Outstanding
Debt	September 30, 2013	December 31, 2012	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$80,000	$55,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street(2)	33,700	33,700	5.85%	2/1/2014
Mortgage loan secured by 3401 Exposition Boulevard(3)	13,233	—	LIBOR+3.80%	5/31/2014
Mortgage loan secured by 6922 Hollywood Boulevard(4)	40,632	41,243	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan	15,000	138	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(5)	88,813	—	6.313%	9/1/2016
Mortgage loan secured by 901 Market(6)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	92,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center	106,404	107,492	5.134%	5/1/2018
Mortgage loan secured by First & King(8)	95,000	—	LIBOR+1.60%	8/31/2018
Mortgage loan secured by Met Park North(9)	64,500	—	LIBOR+1.55%	8/1/2020
Mortgage loan secured by First Financial(10)	43,000	43,000	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington	29,406	29,711	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I	129,000	129,000	3.954%	11/7/2022
Subtotal	$885,288	$580,884
Unamortized loan premium, net(11)	5,887	1,201
Total	$891,175	$582,085
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property.

(4)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

(5)	This loan was assumed on June 14, 2013 in connection with the contribution of the Pinnacle II building to the Company’s joint venture for The Pinnacle project.

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

(7)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50,000 of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42,000 of the loan through its maturity on February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to increase the outstanding balance from $92,000 to $97,000, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018.

(8)
Monthly debt service will equal interest only for the first two years. Beginning with the payment due August 1, 2015, monthly debt service will include annual debt amortization payments of $1,604 based on a 30-year amortization schedule.

(9)
Monthly debt service will equal interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan's maturity on August 1, 2020.

(10)
This loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(11)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 625 Second Street, 6922 Hollywood Boulevard, and Pinnacle II.

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

The minimum future annual principal payments due on our secured and unsecured notes payable at September 30, 2013, excluding the non-cash loan premium amortization, were as follows (in thousands):

2013 (three months ending December 31, 2013)	$1,030
2014	51,729
2015	59,240
2016	220,514
2017	5,060
2018	290,230
Thereafter	257,485
Total	$885,288

6. Interest Rate Contracts

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012, we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016. We designated each of these interest rate cap contracts as a cash flow hedge for accounting purposes.

Effective August 22, 2013, the terms of this loan were amended to, among other changes, increase the outstanding balance from $92.0 million to $97.0 million and extend the maturity date from February 11, 2016 to February 11, 2018. The interest rate contracts described above were not changed in connection with this loan amendment.

On July 31, 2013, we closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by our Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 1.55%. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020.

The combined fair market value of the interest rate caps at September 30, 2013 and December 31, 2012 was $87 and $71, respectively. The fair market value of the interest rate swap at September 30, 2013 was $(863).

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2013 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at September 30, 2013 are presented below for the years/periods ended December 31. The table below does not include rents under leases at our media and entertainment properties with terms of one year or less.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

2013 (three months ending December 31, 2013)	$31,486
2014	130,431
2015	141,716
2016	137,498
2017	116,954
2018	102,677
Thereafter	439,587
Total	$1,100,349
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
In conjunction with the acquisition of the 222 Kearny Street building, our subsidiary, Hudson 222 Kearny, LLC, assumed a ground lease (expiring June 14, 2054) with an unrelated party. Minimum rent under the ground lease is the greater of $975 per year or 20.0% of the first $8,000 of the tenant’s “Operating Income” during any “Lease Year,” as such terms are defined in the ground lease. The table below reflects the $975 per year lease payment.
The following table provides information regarding our future minimum lease payments at September 30, 2013 under these lease agreements.

2013 (three months ending December 31, 2013)	$354
2014	1,417
2015	1,417
2016	1,417
2017	1,417
2018	1,417
Thereafter	50,825
Total	$58,264

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

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$891,175	$901,025	$582,085	$588,191
Derivative assets, disclosed as “Interest rate contracts”	87	87	71	71
Derivative liabilities, disclosed as “Interest rate contracts”	(863)	(863)	—	—

9. Equity

Non-controlling Interests

Common units in the Operating Partnership

Common units in the operating partnership consisted of 2,382,563 common units of partnership interests, or common units, not owned by us. Common units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock or, at our election, issue shares of our common stock in exchange for common units on a one-for-one basis. In February 2012, one of our common unit holders required us to redeem 155,878 common units, and in December 2012, one of our common unit holders required us to redeem 72,500 common units. In both cases, we elected, in accordance with our limited partnership agreement, to issue shares of our common stock in exchange for the common units to satisfy the redemption notice. Accordingly, our outstanding common units decreased from 2,610,941 common units outstanding to the current 2,382,563 common units outstanding, with a corresponding increase to our outstanding common stock as of the date of such exchanges, as reflected in the table below under the caption “—Exchange of Common Units for Common Stock.”

Non-controlling interest—members in consolidated entities

Non-controlling interest—members in consolidated entities refers to our joint venture partner, Media Center Partners, LLC, a California limited liability company (“MCP”), with which we have entered into a joint venture, Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of September 30, 2013, we own a 65.0% in the Pinnacle JV, which owns the 625,640 square-foot project known as The Pinnacle. As of December 31, 2012 and until the acquisition by the Pinnacle JV of the 231,864 square-foot Pinnacle II building on June 14, 2013, we owned a 98.25% interest in the Pinnacle JV, which owns the 393,776 square-foot Pinnacle I building.

6.25% series A cumulative redeemable preferred units of the Operating Partnership

6.25% series A cumulative redeemable preferred units of the Operating Partnership are 499,014 series A preferred units of partnership interest in our operating partnership, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, after June 29, 2013. In October 2013, one of our series A preferred unit holders required us to redeem 80,000 series A preferred units. We elected to redeem these units for cash equal to the liquidation preference of $25.00 per unit. As a result of this redemption, our outstanding series A preferred units decreased from 499,014 units outstanding to 419,014 units outstanding. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

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

Dividends on our series B preferred stock are cumulative from the date of original issue and payable quarterly on or about the last calendar day of each March, June, September and December, at the rate of 8.375% per annum of its $25.00 per share liquidation preference (equivalent to $2.0938 per share per annum). If, following a change of control of the Company, either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the New York Stock Exchange, or NYSE, or quoted on the NASDAQ Stock Market, or NASDAQ (or listed or quoted on a successor exchange or quotation system), holders of our series B preferred stock will be entitled to receive cumulative cash dividends from, and including, the first date on which both the change of control occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, at the increased rate of 12.375% per annum per share of the liquidation preference of our series B preferred stock (equivalent to $3.09375 per annum per share) for as long as either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted. Except in instances relating to preservation of our qualification as a REIT or in connection with a change of control of the Company, our series B preferred stock is not redeemable prior to December 10, 2015. On and after December 10, 2015, we may redeem our series B preferred stock in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. If at any time following a change of control either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), we will have the option to redeem our series B preferred stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to, but not including, the redemption date. Our series B preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by us, and it is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. For a full description of the Series B cumulative redeemable preferred stock, please see “Description of our Preferred Stock” in our December 7, 2010 Prospectus.

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

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

The table below represents the net loss attributable to stockholders and transfers from non-controlling interest (in thousands) for the nine months ended:

	September 30,
	2013	2012
Net loss attributable to Hudson Pacific Properties, Inc.	$(5,413)	$(1,916)
Transfers from the non-controlling interests
Increase in common stockholders additional paid-in capital for exchange of common units	—	3,780
Change from net loss attributable to common stockholders and transfer from non-controlling interests	$(5,413)	$1,864

Dividends

During the third quarter for 2013, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The third quarter dividends were declared on September 10, 2013 to holders of record on September 20, 2013.

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

Stock-Based Compensation

The Board of Directors awards restricted shares to non-employee board members on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members in accordance with our Board of Directors compensation program. The share-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

In addition, the Board of Directors awards restricted shares to employees on an annual basis as part of the employees’ annual compensation. The share-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

The following table summarizes the restricted share activity for the nine months ended September 30, 2013 and status of all unvested restricted share awards to our non-employee board members and employees at September 30, 2013:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2013	632,344	$17.12
Granted	44,219	22.50
Vested	(106,045)	16.77
Canceled	(3,415)	16.09
Outstanding at September 30, 2013	567,103	$17.61

Nine Months Ended September 30,	Non-Vested Shares Issued	Weighted Average Grant - dated Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2013	44,219	$22.50	(106,045)	$2,258
2012	21,567	16.23	(95,554)	1,702

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

The 2013 Outperformance Program was valued, in accordance with ASC topic 718, at an aggregate of approximately $4.14 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement dates, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2013 OPP Units is based on the sum of: (1) the present value of the expected payoff to the OPP Award on the measurement dates, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

of the distributions payable on the 2013 OPP Units. The ultimate reward realized on account of the OPP Award by the holders of the 2013 OPP Units is contingent on the TSR achieved on the measurement dates, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2013 OPP Unit was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 33% and 25%, respectively; a risk free rate of 0.38%; and total dividend payments over the measurement period of $1.50 per share.

For the nine months ended September 30, 2013 and 2012, $5,159 and $3,212, respectively, of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $4,974 and $3,198, respectively, was included in general and administrative expenses, with the remaining $185 and $14, respectively, of stock compensation capitalized to tenant improvement and deferred leasing costs and lease intangibles, net.

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

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of September 30, 2013, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the nine months ended September 30, 2013 and 2012, approximately 21% and 25%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

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
Summary information for the reportable segments for the nine months ended September 30, 2013 is as follows:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Office Properties	Media and Entertainment Properties	Total
Revenue	$117,754	$30,387	$148,141
Operating expenses	44,191	18,133	62,324
Net operating income	$73,563	$12,254	$85,817
Summary information for the reportable segments for the nine months ended September 30, 2012 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$87,079	$29,345	$116,424
Operating expenses	35,977	17,993	53,970
Net operating income	$51,102	$11,352	$62,454
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	September 30, 2013	September 30, 2012
Net operating income	$85,817	$62,454
General and administrative	(15,195)	(12,748)
Depreciation and amortization	(53,069)	(37,614)
Interest expense	(18,673)	(13,977)
Interest income	262	149
Acquisition-related expenses	(992)	(815)
Other expense	(41)	35
Income from continuing operations	$(1,891)	$(2,516)
There were no inter-segment sales or transfers during either of the nine months ended September 30, 2013 and 2012.

13. Subsequent Events

Financings

On October 18, 2013, the Company closed a four-year loan with U.S. Bank, National Association, secured by the Company’s Element LA property, which upon full disbursement, will total $65.5 million. The loan bears interest at LIBOR plus 195 basis points and will mature on November 1, 2017, provided that the Company may extend such maturity for up to two one-year periods, subject to satisfaction of certain conditions. Proceeds from the loan are expected to be used to fund site-work, parking garage, base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of the property.

On November 1, 2013, the Company repaid the $33.7 million loan secured by the Company’s 625 Second Street property. That loan bore interest at a fixed rate of 5.85% and was scheduled to mature February 1, 2014. The repayment was made with proceeds from a draw under the Company's unsecured revolving credit facility.

Leasing Activities

On October 22, 2013, the Company entered a new 12-year lease with Deluxe Entertainment Services Inc., a leading provider of services and technologies for the global digital media and entertainment industry, for its entire 63,376 square-foot 3401 Exposition Blvd. property located in Santa Monica, California. Commencement of the lease with Deluxe is scheduled for early third quarter 2014.

On November 4, 2013, the Company entered a new 15-year lease with Riot Games, Inc., a developer and publisher of premium, competitive online games, for the Company's entire 284,037 square-foot Element LA campus located in West Los Angeles, California. The property is currently undergoing renovation and redevelopment. Commencement of the lease with Riot Games is scheduled for early in the second quarter of 2015.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the three and nine months ended September 30, 2013 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on form 10-K for the year ended December 31, 2012. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on form 10-K for the year ended December 31, 2012 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the fourth quarter and beyond. See “Forward-Looking Statements.”

Overview

The following table identifies each of the properties in our portfolio acquired through September 30, 2013 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	544,602
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	112,300
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,012,012
Rincon Center	12/16/2010	580,850
10950 Washington	12/22/2010	159,024
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	54,673
625 Second Street	9/1/2011	136,906
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	212,319
Element LA (Olympic Bundy)	9/5/2012	241,427
1455 Gordon Street	9/21/2012	6,000
Pinnacle I(1)	11/8/2012	393,777
3401 Exposition	5/22/2013	63,376
Pinnacle II(1)	6/14/2013	231,864
First & King	7/31/2013	484,463
Met Park North	7/31/2013	189,762
Northview	7/31/2013	173,776
1861 Bundy	9/26/2013	36,474
Total		6,174,463
(1) We acquired a 98.25% joint venture interest in the Pinnacle I property on November 8, 2012. On June 14, 2013 our joint venture partner contributed its interest in Pinnacle II, which reduced our entire interest in the joint venture to 65.0%.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $14.0 million, or 47.2%, to $43.5 million for the three months ended September 30, 2013 compared to $29.6 million for the three months ended September 30, 2012. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $11.5 million, or 52.3%, to $33.6 million for the three months ended September 30, 2013 compared to $22.0 million for the three months ended September 30, 2012. The increase in rental revenue was primarily the result of the acquisition of the Pinnacle I and Pinnacle II buildings by our joint venture with MDP/Worthe on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013. During the three months ended September 30, 2013, the Company renewed six office leases encompassing approximately 40,503 rentable square feet. The weighted average initial stabilized cash rents for those renewed leases were 7.3% above the expiring cash rents for the same space and the weighted average initial straight-line rents on those renewed leases were 14.2% above the expiring straight-line rents for the same space.

Office Tenant Recoveries. Office tenant recoveries increased $1.5 million, or 30.7%, to $6.5 million for the three months ended September 30, 2013 compared to $5.0 million for the three months ended September 30, 2012. The increase in tenant recoveries was primarily the result of the acquisition of the Pinnacle I and Pinnacle II buildings by our joint venture with MDP/Worthe on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013.

Office Parking and Other Revenue. Office parking and other revenue increased $0.9 million, or 35.0%, to $3.4 million for the three months ended September 30, 2013 compared to $2.5 million for the three months ended September 30, 2012. The increase in parking and other revenue was primarily the result acquisition of the Pinnacle I and Pinnacle II buildings by our joint venture with MDP/Worthe on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues decreased $1.2 million, or 10.7%, to $9.8 million for the three months ended September 30, 2013 compared to $11.0 million for the three months ended September 30, 2012. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties and percentage rent on retail space contained within those properties. Total media and entertainment rental revenue remained relatively flat for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is derived from tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and Internet). Total other property-related revenue decreased $1.3 million, or 29.2%, to $3.2 million for the three months ended September 30, 2013 compared to $4.5 million for the three months ended September 30, 2012. The decrease was primarily the result of lower production activity at the Sunset Gower media and entertainment property compared to the same quarter a year ago.

Media & Entertainment Other Revenue. Other revenue includes service-related revenue, including the rental of certain sound recording equipment at our media and entertainment properties. Total other revenue remained relatively flat for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased by $12.1 million, or 33.7%, to $48.2 million for the three months ended September 30, 2013 compared to $36.0 million for the three months ended September 30, 2012. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $4.6 million, or 37.3%, to $16.8 million for the three months ended September 30, 2013 compared to $12.2 million for the three months ended September 30, 2012. The increase in operating expenses was primarily the result of the acquisition of the Pinnacle I and Pinnacle II buildings by our joint venture with MDP/Worthe on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses decreased $0.8 million, or 11.5%, to $6.1 million for the three months ended September 30, 2013 compared to $6.9 million for the three months ended September 30, 2012. The decrease in operating expenses was primarily the result of lower production activity at the Sunset Gower media and entertainment property compared to the same quarter a year ago.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $0.9 million, or 22.9%, to $5.0 million for the three months ended September 30, 2013 compared to $4.1 million for the three months ended September 30, 2012. The increase in general and administrative expenses was primarily due to the adoption of the 2013 Outperformance Program and increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $7.4 million, or 58.2%, to $20.3 million for the three months ended September 30, 2013 compared to $12.8 million for the three months ended September 30, 2012. The increase was primarily the result of the acquisition of the Pinnacle I and Pinnacle II buildings by our joint venture with MDP/Worthe on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013.

Other Expense (Income)

Interest Expense. Interest expense increased $2.8 million, or 62.2%, to $7.3 million for the three months ended September 30, 2013 compared to $4.5 million for the three months ended September 30, 2012. At September 30, 2013, the Company had $891.2 million of notes payable compared to $359.5 million at September 30, 2012. The increase was primarily due to the increase in indebtedness associated with our 275 Brannan property financing on October 5, 2012, our 901 Market property financing on October 29, 2012, the indebtedness associated with the Pinnacle I and Pinnacle II buildings acquired on November 8, 2012 and June 14, 2013, respectively, and the indebtedness associated with the acquisition of the Seattle portfolio.

Acquisition-related expenses. Acquisition-related expenses remained relatively flat for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net Loss

Net loss for the three months ended September 30, 2013 was $2.8 million compared to net loss of $0.3 million for the three months ended September 30, 2012. The increase was primarily due to higher office operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, and higher interest expense, all partially offset by higher office operating revenues resulting from the acquisition of the Pinnacle I and Pinnacle II buildings by our joint venture with MDP/Worthe on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013, all as described above.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $30.7 million, or 35.2%, to $117.8 million for the nine months ended September 30, 2013 compared to $87.1 million for the nine months ended September 30, 2012. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below. During the three months ended June 30, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California. Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the nine months ended September 30, 2013 and September 30, 2012.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $25.5 million, or 39.8%, to $89.7 million for the nine months ended September 30, 2013 compared to $64.2 million for the nine months ended September 30, 2012. The increase in rental revenue was primarily the result of operating results from the 901 Market property acquired on June 1, 2012, and the Pinnacle I and Pinnacle II buildings our joint venture with MDP/Worthe acquired on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013. During the nine months ended September 30,

2013, the Company renewed 21 office leases encompassing approximately 196,137 rentable square feet. The weighted average initial stabilized cash rents for those renewed leases were 4.1% above the expiring cash rents for the same space and the weighted average initial straight-line rents on those renewed leases were 13.3% above the expiring straight-line rents for the same space.

Office Tenant Recoveries. Office tenant recoveries increased $1.8 million, or 11.1%, to $17.6 million for the nine months ended September 30, 2013 compared to $15.9 million for the nine months ended September 30, 2012. The increase in tenant recoveries was primarily the result of operating results from the 901 Market property acquired on June 1, 2012, and the acquisition of the Pinnacle I and Pinnacle II buildings by our joint venture with MDP/Worthe on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013.

Office Parking and Other Revenue. Office parking and other revenue increased $3.4 million, or 48.3%, to $10.5 million for the nine months ended September 30, 2013 compared to $7.1 million for the nine months ended September 30, 2012. The increase in parking and other revenue was primarily the result of operating results from the 901 Market property acquired on June 1, 2012, and the acquisition of the Pinnacle I and Pinnacle II buildings by our joint venture with MDP/Worthe on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013, together with an early lease termination payment from Bank of America relating to the Company’s 1455 Market Street property of $1.1 million (after the write-off of non-cash items), with no comparable activity for the same period a year ago.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased 1.0 million, or 3.6%, to 30.4 million for the nine months ended September 30, 2013 compared to 29.3 million for the nine months ended September 30, 2012. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties and percentage rent on retail space contained within those properties. Total media and entertainment rental revenue remained relatively flat for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and Internet). Total other property-related revenue increased $0.6 million, or 5.3%, to $11.4 million for the nine months ended September 30, 2013 compared to $10.8 million for the nine months ended September 30, 2012. The increase in other property-related revenue resulted from stronger production activity compared to the same period a year ago.

Media & Entertainment Other Revenue. Other revenue includes service-related revenue, including the rental of certain sound recording equipment at our media and entertainment properties. Total other revenue increased $0.5 million, or 321.9%, to $0.6 million for the nine months ended September 30, 2013 compared to $0.1 million for the nine months ended September 30, 2012. The increase in other revenue resulted from our acquisition of the Ocean Way recording studio equipment at our Sunset Gower media and entertainment property in January 2013.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased by $26.3 million, or 25.2%, to $130.6 million for the nine months ended September 30, 2013 compared to $104.3 million for the nine months ended September 30, 2012. This increase in total operating expenses reflects the factors discussed below. During the three months ended June 30, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California. Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the nine months ended September 30, 2013 and September 30, 2012.

Office Operating Expenses. Office operating expenses increased $8.2 million, or 22.8%, to $44.2 million for the nine months ended September 30, 2013 compared to $36.0 million for the nine months ended September 30, 2012. The increase in operating expenses was primarily the result of operating results from the 901 Market property acquired on June 1, 2012, and the acquisition of the Pinnacle I and Pinnacle II buildings by our joint venture with MDP/Worthe on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013. This increase in operating expenses also reflects a supplemental property tax expense associated with our Technicolor property which occurred in the nine months ended September 30, 2012 of approximately $0.9 million, with no comparable activity in the nine months ended September 30, 2013. If this supplemental property tax expense is disregarded, then operating expenses from continuing operations at the Company’s office properties would have increased by $9.1 million, or 26.0%, over the same quarter a year ago.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses remained relatively flat for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Operating expenses for the first nine months of 2013 reflect a property tax reimbursement resulting from the reassessment of the Sunset Gower media and entertainment property of $0.8 million, with no comparable activity in the same period a year ago.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $2.4 million, or 19.2%, to $15.2 million for the nine months ended September 30, 2013 compared to $12.7 million for the nine months ended September 30, 2012. The increase in general and administrative expenses was primarily due to the adoption of the 2013 Outperformance Program and increased staffing to meet operational needs resulting from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $15.5 million, or 41.1%, to $53.1 million for the nine months ended September 30, 2013 compared to $37.6 million for the nine months ended September 30, 2012. The increase was primarily the result of the 901 Market property acquired on June 1, 2012, and the Pinnacle I and Pinnacle II buildings our joint venture with MDP/Worthe acquired on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013.

Other Expense (Income)

Interest Expense. Interest expense increased $4.7 million, or 33.6%, to $18.7 million for the nine months ended September 30, 2013 compared to $14.0 million for the nine months ended September 30, 2012. At September 30, 2013, the Company had $891.2 million of notes payable, compared to $359.5 million at September 30, 2012. The increase was primarily due to interest expenses for a full nine months on the indebtedness associated with our First Financial and 10950 Washington properties, the increase in indebtedness associated with our 275 Brannan property financing on October 5, 2012, our 901 Market property financing on October 29, 2012, the indebtedness associated with the Pinnacle I and Pinnacle II buildings acquired on November 8, 2012 and June 14, 2013, respectively, and the indebtedness associated with the acquisition of the Seattle portfolio.

Acquisition-related expenses. Acquisition-related expenses increased $0.2 million, or 21.7%, to $1.0 million for the nine months ended September 30, 2013 compared to $0.8 million for the nine months ended September 30, 2012 as a result of expenses associated with the acquisition of the Pinnacle II building on June 14, 2013 and our acquisition of the Seattle portfolio on July 31, 2013.

Net (Loss) Income From Discontinued Operations

During the three months ended June 30, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California, for approximately $56.0 million (before certain credits, prorations and closing costs). Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the nine months ended September 30, 2013 and 2012. Income from discontinued operations associated with the City Plaza property increased $1.1 million, or 234.3%, to $1.6 million for the nine months ended September 30, 2013 compared to $0.5 million for the nine months ended September 30, 2012. The Company also recognized $5.6 million of impairment loss in the nine months ended September 30, 2013 based the estimated loss on sale of the City Plaza property, with no comparable activity in the same period a year ago. As a result of the combined income from discontinued operations and impairment loss from discontinued operations, the Company experienced a net loss from discontinued operations of $4.0 million for the nine months ended September 30, 2013 compared to net income from discontinued operations of $0.5 million for the nine months ended September 30, 2012.

Net Loss

Net Loss for the nine months ended September 30, 2013 was $5.9 million compared to net loss of $2.0 million for the nine months ended September 30, 2012. The increase was primarily attributable to higher office operating expenses, higher general and administrative expenses, higher depreciation and amortization expenses, higher interest expense, and net loss from discontinued operations associated with the disposition of the City Plaza property, all partially offset by higher office operating revenues resulting from a full nine months of operating results from the 901 Market property acquired on June 1, 2012, and the acquisition of the Pinnacle I and Pinnacle II buildings by our joint venture with MDP/Worthe on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle portfolio on July 31, 2013, and modestly higher and media and entertainment revenues, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
Our ratio of debt to total market capitalization was approximately 41.0% (counting series A preferred units as debt) as of September 30, 2013. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness. We had approximately $29.3 million of cash and cash equivalents at September 30, 2013. In addition, the lead arrangers for our unsecured revolving credit facility have secured commitments that will allow borrowings of up to $250 million to the extent our unencumbered pool properties support such borrowings. As of September 30, 2013, we had approximately $237.3 million of total capacity under our unsecured revolving credit facility, of which $80.0 million had been drawn. We intend to use the unsecured revolving credit facility, among other things, to finance the acquisition of properties, to refinance indebtedness, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through cash on hand, net cash provided by operations, reserves established from existing cash and, if necessary, by drawing upon our unsecured revolving credit facility.
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
Cash Flows
Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012 is as follows:

	Nine Months Ended September 30,
	2013	2012	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$43,932	$39,690	$4,242	10.7%
Net cash used in investing activities	(390,465)	(201,964)	(188,501)	93.3%
Net cash provided by financing activities	356,970	175,857	181,113	103.0%

Cash and cash equivalents were $29.3 million and $18.9 million at September 30, 2013 and December 31, 2012, respectively.

Operating Activities
Net cash provided by operating activities increased by $4.2 million to $43.9 million for the nine months ended September 30, 2013 compared to $39.7 million for the nine months ended September 30, 2012. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, primarily from the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively, and the acquisition of the Seattle portfolio on July 31, 2013,and a a one-time lease termination payment from a tenant at our 1455 Market property. The increase was partially offset by an increase in deferred leasing costs and lease intangible costs associated with newly signed leases at 1455 Market, Rincon Center, and 275 Brannan, and an increase in general and administrative costs, compared to the nine months ended September 30, 2012.

Investing Activities
Net cash used in investing activities increased $188.5 million to $390.5 million for the nine months ended September 30, 2013 compared to $202.0 million for nine months ended September 30, 2012. The increase was primarily attributable to the increase in acquisition activities during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 and an increase in tenant improvement-related expenditures at some of our office properties, partially offset by the sale of our City Plaza property on July 12, 2013.

Financing Activities
Net cash provided by financing activities increased $181.1 million to $357.0 million for the nine months ended September 30, 2013 compared to $175.9 million for the nine months ended September 30, 2012. The increase was due to greater proceeds from property financings, partially offset by increase in repayment of debt and an increase in dividends paid to common stock and unit holders as compared to the nine months ended September 30, 2012. In addition, in 2012 we issued our series B preferred stock, with no comparable activity in 2013.
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
As of September 30, 2013, we had outstanding notes payable of $885.3 million (before loan premium), of which $414.3 million, or 46.8%, was variable rate debt. $161.5 million of the variable rate debt is subject to the interest rate contracts described in footnotes 7 and 9 in the table below.
The following table sets forth information as of September 30, 2013 with respect to our outstanding indebtedness (in thousands).

	Outstanding
Debt	September 30, 2013	December 31, 2012	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$80,000	$55,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street(2)	33,700	33,700	5.85%	2/1/2014
Mortgage loan secured by 3401 Exposition Boulevard(3)	13,233	—	LIBOR+3.80%	5/31/2014
Mortgage loan secured by 6922 Hollywood Boulevard(4)	40,632	41,243	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan	15,000	138	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(5)	88,813	—	6.313%	9/1/2016
Mortgage loan secured by 901 Market(6)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	92,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center	106,404	107,492	5.134%	5/1/2018
Mortgage loan secured by First & King(8)	95,000	—	LIBOR+1.60%	8/31/2018
Mortgage loan secured by Met Park North(9)	64,500	—	LIBOR+1.55%	8/1/2020
Mortgage loan secured by First Financial(10)	43,000	43,000	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington	29,406	29,711	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I	129,000	129,000	3.954%	11/7/2022
Subtotal	$885,288	$580,884
Unamortized loan premium, net(11)	5,887	1,201
Total	$891,175	$582,085
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property.

(3)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property.

(4)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property.

(5)	This loan was assumed on June 14, 2013 in connection with the contribution of the Pinnacle II building to the Company’s joint venture for The Pinnacle project.

(6)
On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49,600 upon closing, with the ability to draw up to an additional $11,900 for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(7)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50,000 of the loan through its maturity on February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42,000 of the loan through its maturity on February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to increase the outstanding balance from $92,000 to $97,000, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018.

(8)
This loan bears interest only for the first two years. Beginning with the payment due August 1, 2015, monthly debt service will include annual debt amortization payments of $1,604 based on a 30-year amortization schedule.

(9)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loans maturity on August 1, 2020.

(10)
This loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(11)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 625 Second Street, 6922 Hollywood Boulevard, and Pinnacle II.
Contractual Obligations and Commitments
During the third quarter of 2013, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan initially bore interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its original maturity of February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its original maturity of February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018. The interest rate contracts described above were not changed in connection with this loan amendment.

On July 31, 2013, we closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by our Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 155 basis points. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loans maturity on August 1, 2020.
Our unsecured revolving credit facility, loan on our 901 Market property, loan on our 275 Brannan property, loan on our 3401 Exposition Boulevard property, and loan on our First & King property are not subject to interest rate hedges. As of September 30, 2013, we had $80.0 million drawn under our unsecured revolving credit facility.

Therefore, with respect to the $80.0 million on our unsecured revolving credit facility, the $97.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties, the $49.6 million loan on our 901 Market property, the $13.2 million loan on our 3401 Exposition Blvd. property, the $15.0 million loan on our 275 Brannan property, and the $95.0 million loan on our First & King property, if one-month LIBOR as of September 30, 2013 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $3.5 million.
As of September 30, 2013, we had outstanding notes payable of $885.3 million (before loan premium), of which $414.3 million, or 46.8%, was variable rate debt. $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 7 to the table above, another $64.5 million of the variable rate debt is subject to the interest rate contract described in footnote 9 to the table above, and $471.0 million of which was fixed rate secured mortgage loans. As of September 30, 2013, the estimated fair value of our fixed rate secured mortgage loans was $480.8 million.

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
As of September 30, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. As of September 30, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

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
10.64
Amendment No. 1 to the Credit Agreement among the Company, Hudson Pacific Properties, L.P., as Borrower, and each of the Lenders party thereto (as defined in the original credit agreement, dated August 3, 2012).(24)

10.65
Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.(25)

10.66
First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Correction.(18)
101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 7, 2013	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)