Form 10-K
period 2013-12-31
Hudson Pacific Properties, Inc.
filed 2014-03-03
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Commission File Number 001-34789
_______________________________________
Hudson Pacific Properties, Inc.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-1430478 (I.R.S. Employer Identification Number)

11601 Wilshire Blvd., Sixth Floor Los Angeles, California (Address of principal executive offices)	90025 (Zip Code)
Registrant’s telephone number, including area code: (310) 445-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value 8.375% Series B Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
_______________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of Common Stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and funds affiliated with Farallon Capital Management, LLC are “affiliates” of the registrant) was $920.5 million based upon the last sales price on June 28, 2013 for the registrant’s Common Stock.
As of February 26, 2014, the number of shares of Common Stock outstanding was 67,027,472.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2014 Annual Meeting of Stockholders to be held May 20, 2014 are incorporated by reference in Part III of this Form 10-K Report. The proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

HUDSON PACIFIC PROPERTIES, INC.

ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business

Company Overview

Hudson Pacific Properties, Inc. (which may be referred to in this Form 10-K as “we,” “us,” “our,” or “our company”) is a full-service, vertically integrated real estate investment trust, or REIT, focused on owning, operating and acquiring high-quality office and media and entertainment properties in select growth markets primarily in Northern and Southern California. Our investment strategy is focused on high barrier-to-entry, in-fill locations with favorable, long-term supply demand characteristics. These markets include Los Angeles, Orange County, San Diego, San Francisco, Silicon Valley, the East Bay and the Pacific Northwest, which we refer to as our target markets. As of December 31, 2013, our portfolio of operating properties included properties totaling approximately 6.2 million square feet strategically located in many of our target markets.

We were formed as a Maryland corporation in 2009 to succeed the business of Hudson Capital, LLC, a
Los Angeles-based real estate investment firm founded by Victor J. Coleman, our Chief Executive Officer. On June 29, 2010, we completed our initial public offering. We own our interests in all of our properties and conduct substantially all of our business through our operating partnership, Hudson Pacific Properties, L.P., a Maryland limited partnership, of which we serve as the sole general partner. As of December 31, 2013, we owned approximately 96.0% of the outstanding common units of partnership interest in our operating partnership, or common units. The remaining approximately 4.0% of common units outstanding are owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with Farallon Capital Management, LLC.

Business and Growth Strategies

We focus our investment strategy on office and media and entertainment properties located in high barrier-to-entry submarkets with growth potential as well as on underperforming properties that provide opportunities to implement a value-add strategy to increase occupancy rates and cash flow. This strategy includes active management, aggressive leasing efforts, focused capital improvement programs, the reduction and containment of operating costs and an emphasis on tenant satisfaction. We believe our senior management team’s experience in the California and Pacific Northwest markets positions us to improve cash flow in our portfolio, as well as any newly acquired properties.
Our Competitive Position
We believe the following competitive strengths distinguish us from other real estate owners and operators and will enable us to capitalize on opportunities in the market to successfully expand and operate our portfolio.

•
Experienced Management Team with a Proven Track Record of Acquiring and Operating Assets and Managing a Public Office REIT. Our senior management team has an average of over 20 years of experience in the commercial real estate industry, with a focus primarily on owning, acquiring, developing, operating, financing and selling office properties in California and the Pacific Northwest.

•
Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no competing real estate business interests outside of our company. Additionally, as of December 31, 2013 our senior management team owned approximately 2.8% of our common stock on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

•
California and Pacific Northwest Focus with Local and Regional Expertise. We are primarily focused on acquiring and managing office properties in Northern and Southern California and the Pacific Northwest, where our senior management has significant expertise and relationships. Our markets are supply-constrained as a result of the scarcity of available land, high construction costs and restrictive entitlement processes. We believe our experience, in-depth market knowledge and meaningful industry relationships with brokers, tenants, landlords, lenders and other market participants enhance our ability to identify and capitalize on attractive acquisition opportunities, particularly those that arise in California and the Pacific Northwest.

•
Long-Standing Relationships that Provide Access to an Extensive Pipeline of Investment and Leasing Opportunities. We have an extensive network of long-standing relationships with real estate developers, individual and institutional real estate owners, national and regional lenders, brokers, tenants and other participants in the California and Pacific Northwest real estate markets. These relationships have historically provided us with access to attractive acquisition opportunities, including opportunities with limited or no prior marketing by sellers. We believe they will continue to provide us access to an ongoing pipeline of attractive acquisition opportunities and additional growth capital, both of which may not be available to our competitors. Additionally, we focus on establishing strong relationships with our tenants in order to understand their long-term business needs, which we believe enhances our ability to retain quality tenants, facilitates our leasing efforts and maximizes cash flows from our properties.

•
Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our initial public offering, including through six offerings (including two public offerings of our 8.375% Series B Cumulative Preferred Stock, four public offerings of our common stock and one private placement of our common stock) and continuous offering under our At-the-Market, or ATM, program for an aggregate total proceeds, after underwriters’ discounts, of approximately $888.3 million (before transaction costs) as of December 31, 2013. Available cash on hand and our unsecured credit facility provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy, while maintaining a flexible and conservative capital structure. As of December 31, 2013, we had total borrowing capacity of approximately $250.0 million under our unsecured revolving credit facility, $155.0 million of which had been drawn. Based on the closing price of our common stock of $22.13 on February 26, 2014, we had a debt-to-market capitalization ratio (counting series A preferred units as debt) of approximately 32.1%. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities.

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

We have access to and are actively pursuing a pipeline of potential acquisitions consistent with our investment strategy. We believe our significant expertise in operating in the California and Pacific Northwest office sector and extensive, long-term relationships with real estate owners, developers and lenders, coupled with our conservative capital structure and access to capital, will allow us to capitalize on the current market opportunity.

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

Segment and Geographic Financial Information

We report our results of operations through two segments: (i) office properties and (ii) media and entertainment properties. The office properties reporting segment includes 24 properties totaling approximately 5.3 million square feet strategically located in many of our target markets, while the media and entertainment reporting segment includes two properties, the Sunset Gower property (including 6050 and 6060 Sunset) and the Sunset Bronson property, totaling approximately 0.9 million square feet located in the heart of Hollywood, California. For financial information about our two reportable segments, see Note 13 to our consolidated financial statements.

All of our business is conducted in the State of California and the Pacific Northwest. For information about our revenues and long-lived assets and other financial information, see our consolidated financial statements included in this report and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Results of Operations.”

Employees

At December 31, 2013, we had 130 employees. At December 31, 2013, two of our employees were subject to collective bargaining agreements. Both of these employees are on-site employees at the Sunset Bronson property. We believe that relations with our employees are good.

Principal Executive Offices

Our principal executive offices are located at 11601 Wilshire Blvd., Sixth Floor, Los Angeles, California 90025 (telephone 310.445.5700). We believe that our current facilities are adequate for our present operations.

Regulation

General

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of the properties in our portfolio has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We have developed and undertaken continuous capital improvement programs at certain properties in the past. These capital improvement programs will continue to progress and certain ADA upgrades will continue to be integrated into the planned improvements, specifically at the media and entertainment properties where we are able to utilize in-house construction crews to minimize costs for required ADA-related improvements. However, some of our properties may currently be in noncompliance with the ADA. Such noncompliance could result in the incurrence of additional costs to attain compliance, the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. As a result, some of our properties have been or may be impacted by contamination arising from the release of such hazardous substances or petroleum products. Where we have deemed appropriate, we have taken steps to address identified contamination or mitigate risks associated with such contamination; however, we are unable to ensure that further actions will not be necessary. As a result of the foregoing, we could potentially incur material liabilities.

Independent environmental consultants have conducted Phase I Environmental Site Assessments at all of the properties in our portfolio using the American Society for Testing and Materials (ASTM) Practice E 1527-05. A Phase I Environmental Site Assessment is a report prepared for real estate holdings that identifies potential or existing environmental contamination liabilities. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or asbestos or lead surveys. None of the recent site assessments identified any known past or present contamination that we believe would have a material adverse effect on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing building materials, or ACBM, or lead-based paint, or LBP, and may impose fines and penalties for failure to comply with these requirements or expose us to third party liability (e.g., liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing ACBM and LBP (and employers in such buildings) properly manage and maintain the asbestos and lead, adequately notify or train those who may come into contact with asbestos or lead, and undertake special precautions, including removal or other abatement, if asbestos or lead would be disturbed during renovation or demolition of a building. Some of our properties contain ACBM and/or LBP and we could be liable for such damages, fines or penalties.

In addition, the properties in our portfolio also are subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants routinely handle and use hazardous or regulated substances and waste as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. We sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations. In addition, we may be held directly liable for any such damages or claims regardless of whether we knew of, or were responsible for, the presence or disposal of hazardous or toxic substances or waste and irrespective of tenant lease provisions. The costs associated with such liability could be substantial and could have a material adverse effect on us.

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

Available Information

Our internet address is www.hudsonpacificproperties.com. On the Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations Web page are available to be viewed on this page free of charge. Also available on our Web site, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our code of business conduct and ethics (which applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer). Information contained on or hyperlinked from our Web site is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Hudson Pacific Properties, Inc., 11601 Wilshire Blvd., Sixth Floor, Los Angeles, California 90025.

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse economic or real estate developments in our target markets;

•	general economic conditions;

•	defaults on, early terminations of or non-renewal of leases by tenants;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	lack or insufficient amounts of insurance;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	our failure to maintain our status as a REIT;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	financial market fluctuations;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	other factors affecting the real estate industry generally.
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

Risks Related to Our Properties and Our Business

Our properties are located in California and the Pacific Northwest, and we are susceptible to adverse economic conditions, local regulations and natural disasters affecting those markets.

Our properties are located in California and the Pacific Northwest, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio. Further, our properties are concentrated in certain submarkets, including Los Angeles, Orange County, San Diego, San Francisco, Silicon Valley, the East Bay, and Seattle, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California and the Pacific Northwest (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in our markets (such as earthquakes, wind, landslides, droughts, fires and other events). In addition, the State of California continues to suffer from severe budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in California or the Pacific Northwest, or any decrease in demand for office space resulting from the California regulatory or business environment, could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our securities.

We derive a significant portion of our rental revenue from tenants in the media, entertainment, and technology industries, which makes us particularly susceptible to demand for rental space in those industries.

Our Sunset Gower, Sunset Bronson, Technicolor Building, 1455 Market, Rincon, 10950 Washington, 875 Howard, 625 Second Street, 275 Brannan, Pinnacle I, Pinnacle II and Element LA properties are leased to primarily media, entertainment, or technology tenants and a significant portion of our rental revenue is derived from tenants in the media, entertainment, and technology industries. Consequently, we are susceptible to adverse developments affecting the demand by media, entertainment, and technology tenants for office, production and support space in Southern and Northern California, the Pacific Northwest and, more particularly, in Hollywood and the South of Market submarket of San Francisco, such as writer, director and actor strikes, industry slowdowns and the relocation of media, entertainment, and technology businesses to other locations. Although our Technicolor Building property and the 10950 Washington property are principally occupied and suitable for general office purposes, portions of such properties may require modifications prior to or at the commencement of a lease term if these properties were to be re-leased to more traditional office users. Although our Sunset Gower and Sunset Bronson properties contain both sound stages and space suitable for office use, they have historically served the media and entertainment industry and will continue to depend on that sector for future tenancy. In addition, our media and entertainment properties tend to be subject to short-term leases of less than one year. As a result, were there to be adverse developments affecting the demand by media and entertainment tenants for office, production and support space, it could affect the occupancy of our media and entertainment properties more quickly than if we had longer term leases. Any adverse development in the media, entertainment, and technology industries could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

The credit markets can experience significant disruptions. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

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

We commenced operations only upon completion of our initial public offering on June 29, 2010. Our office portfolio consists of properties located in California and the Pacific Northwest, containing a total of approximately 5.3 million net rentable square feet. Our 3401 Exposition, Pinnacle II, Seattle Portfolio, and 1861 Bundy properties have only been under our management since they were acquired on May 22, 2013, June 14, 2013, July 31, 2013, and September 26, 2013, respectively. These properties may have characteristics or deficiencies unknown to us that could affect such properties’ valuation or revenue potential. In addition, there can be no assurance that the operating performance of the properties will not decline under our management. We cannot assure you that we will be able to operate our business successfully or implement our business strategies.

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

As of December 31, 2013, the 15 largest tenants in our office portfolio represented approximately 60.2%
of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2013, our two largest tenants were Warner Bros. Entertainment and Warner Music Group, which together accounted for 12.4% of our annualized base rent and therefore represented a significant credit concentration. If Warner Bros. Entertainment and Warner Music Group were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event described above could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

Furthermore, Saatchi & Saatchi leases 100% of the Del Amo Office property under the terms of an office lease that permits Saatchi & Saatchi to terminate the lease as to all of the leased premises prior to the stated lease expiration on December 31, 2014 and December 31, 2016, in each case upon nine months prior notice and in exchange for payment of an early termination fee estimated to be approximately $3.8 million for 2014 and approximately $3.0 million for 2016. As of December 31, 2013, the Saatchi & Saatchi lease comprised approximately 2.3% of our annualized office base rent. To the extent that Saatchi & Saatchi exercises its early termination right, our financial condition, results of operations and cash flow will be adversely affected, and we can provide no assurance that we will be able to generate an equivalent amount of net rental revenue by leasing the vacated space to new third-party tenants. Our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected if any of our significant tenants were to become unable to pay their rent or become bankrupt or insolvent.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2013, approximately 5.9% of the square footage of the office properties in our portfolio was available (taking into account uncommenced leases signed as of December 31, 2013), and an additional approximately 6.3% of the square footage of the office properties in our portfolio is scheduled to expire in 2014 (including leases scheduled to expire as of, but including, December 31, 2013). Furthermore, substantially all of the square footage of the media and entertainment properties in our portfolio (other than the KTLA lease of the KTLA facility at Sunset Bronson) will expire in 2014 and 2015. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Northern or Southern California or the Pacific Northwest real estate markets, a general economic downturn and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

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

The property on which the Del Amo Office building is located is subleased by Del Amo Fashion Center Operating Company, L.L.C., or Del Amo, through a long-term ground sublease. The ground sublease is subject and subordinate to the terms of a ground lease between the fee owner of the Del Amo Office property and the sub-landlord under the ground sublease. The fee owner has not granted to the subtenant under the ground sublease any rights of non-disturbance. Accordingly, a termination of the ground lease for any reason, including a rejection thereof by the ground tenant under the ground lease in a bankruptcy proceeding, could result in a termination of the ground sublease. In the event of a termination of the ground sublease, we may lose our interest in the Del Amo Office building and may no longer have the right to receive any of the rental income from the Del Amo Office building. In addition, our lack of any non-disturbance rights from the fee owner may impair our ability to obtain financing for the Del Amo Office building.

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

We carry commercial property (including earthquake), liability and terrorism coverage on all the properties in our portfolio (most are covered under a blanket insurance policy while a few are under individual policies), in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We have selected policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, we do not carry insurance for losses such as loss from riots or war because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, like those covering losses due to terrorism or earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could affect certain of our properties that are located in areas particularly susceptible to natural disasters. All of the properties we currently own are located in California and the Pacific Northwest, areas especially susceptible to earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements.

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

As described more fully in Item 7 below, on November 8, 2012, we entered into a joint venture with M. David Paul & Associates/Worthe Real Estate Group, or MDP/Worthe, to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. In addition to our joint venture with MDP/Worthe, Pinnacle JV, we may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions.

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

Environmental laws also govern the presence, maintenance and removal of ACBM and LBP and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos or lead). Such laws require that owners or operators of buildings containing ACBM and LBP (and employers in such buildings) properly manage and maintain the asbestos and lead, adequately notify or train those who may come into contact with asbestos or lead, and undertake special precautions, including removal or other abatement, if asbestos or lead would be disturbed during renovation or demolition of a building. Some of our properties contain ACBM and/or LBP and we could be liable for such damages, fines or penalties.

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

In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our properties and operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA. If one or more of the properties in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow and per share trading price of our securities.

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

Risks Related to Our Organizational Structure

As of December 31, 2013, the Farallon Funds owned an approximate 23.5% beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company.

As of December 31, 2013, investment funds affiliated with Farallon Capital Management, L.L.C., or Farallon, which we refer to as the Farallon Funds, owned an approximate 23.5% beneficial interest in our company on a fully diluted basis. Consequently, the Farallon Funds may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, one member of our board of directors is a managing member of Farallon. As a result, the Farallon Funds have substantial influence on us and could exercise their influence in a manner that conflicts with the interests of other stockholders.

The series A preferred units that were issued to some contributors in connection with our initial public offering in exchange for the contribution of their properties have certain preferences, which could limit our ability to pay dividends or other distributions to the holders of our securities or engage in certain business combinations, recapitalizations or other fundamental changes.

In exchange for the contribution of properties to our portfolio in connection with our initial public offering, some contributors received series A preferred units in our operating partnership, which units have an aggregate liquidation preference of approximately $10.5 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on our series B preferred stock and our common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). If we choose to redeem the outstanding series A preferred units in connection with a fundamental change, this could reduce the amount of cash available for distribution to holders of our series B preferred stock and our common stock. In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

Each of Victor J. Coleman and affiliates of the Farallon Funds are parties to contribution agreements with us pursuant to which we have acquired interests in our properties and assets. In addition, Mr. Coleman is party to an employment agreement with us. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with a member of our senior management and the Farallon Funds, with possible negative impact on stockholders.

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

In connection with our formation transactions for our IPO, we entered into tax protection agreements with certain third-party contributors that provide that if we dispose of any interest with respect to the First Financial or Tierrasanta properties in a taxable transaction during the period from the closing of our initial public offering on June 29, 2010 through certain specified dates ranging until 2027, we will indemnify the third-party contributors for certain tax liabilities payable as a result of the sale (as well as tax liabilities payable as a result of the reimbursement payment). Certain contributors’ rights under the tax protection agreements with respect to these properties will, however, expire at various times (depending on the rights of such partner) during the period beginning in 2017 and prior to the expiration, in 2027, of the maximum period for indemnification. The First Financial and Tierrasanta properties represented approximately 6.6% of our office portfolio’s annualized base rent as of December 31, 2013. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages, if any, in the amount of certain taxes payable by these contributors (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

Our tax protection agreements may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Our tax protection agreements provide that during the period from the closing of our initial public offering on June 29, 2010, through certain specified dates ranging from 2017 to 2027, our operating partnership will offer certain holders of units who continue to hold the units received in respect of the formation transactions the opportunity to guarantee debt. If we fail to make such opportunities available, we will be required to indemnify such holders for certain tax liabilities, if any, resulting from our failure to make such opportunities available to them (and any tax liabilities payable as a result of the indemnity payment). We agreed to these provisions in order to assist certain contributors in deferring the recognition of taxable gain as a result of and after the formation transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

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

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, our portfolio consisted of 26 properties (24 wholly-owned properties and two properties owned by a joint venture), located in eight California submarkets and Seattle, Washington, containing a total of approximately 6.2 million square feet, which we refer to as our portfolio. The following table presents an overview of our portfolio, based on information as of December 31, 2013. Rental data presented in the table below for office properties reflects annualized base rent on leases in place as of December 31, 2013 and does not reflect actual cash rents historically received because such data does not reflect abatements or tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Rental data presented in the table below for media and entertainment properties reflects actual cash base rents, excluding tenant reimbursements, received during the 12 months ended December 31, 2013. Leases at our media and entertainment properties are typically short-term leases of one year or less, and other than the KTLA lease at our Sunset Bronson property, substantially all of the current in-place leases at our media and entertainment properties will expire in 2014 and 2015.

The following table sets forth certain information relating to each of the office and media and entertainment properties owned as of December 31, 2013.

Property	City	Year Built/ Renovated	Square Feet(1)	Percent Leased(2)	Annualized Base Rent/ Annual Base Rent(3)	Annualized Base Rent/ Annual Base Rent Per Leased Square Foot(4)
OFFICE PROPERTIES
First & King	Seattle	1904/2009	472,223	90.5%	$9,130,740	$21.37
Met Park North	Seattle	2000	190,748	95.4	4,702,751	25.85
Northview	Seattle	1991	182,229	83.3	3,119,304	20.56
Rincon Center	San Francisco	1985	580,850	88.8	16,263,997	40.09
1455 Market Street	San Francisco	1977	1,012,012	96.7	18,821,822	21.14
875 Howard Street	San Francisco	Various	286,270	99.4	7,019,003	25.05
222 Kearny Street	San Francisco	Various	148,797	91.6	4,900,281	35.96
625 Second Street	San Francisco	1905	137,018	100.0	5,391,747	43.91
275 Brannan Street	San Francisco	1906	54,673	100.0	2,897,669	53.00
901 Market Street	San Francisco	1912	212,319	76.9	3,435,511	29.69
First Financial	Encino (LA)	1986	222,423	95.8	7,284,917	34.20
Technicolor Building	Hollywood (LA)	2008	114,958	100.0	4,549,302	39.57
Del Amo Office Building	Torrance (LA)	1986	113,000	100.0	3,069,070	27.16
9300 Wilshire	Beverly Hills	1965/2001	61,224	98.0	2,398,198	40.71
10950 Washington	Culver City	Various	159,024	100.0	5,190,720	32.64
604 Arizona	Santa Monica	1950	44,260	100.0	1,779,252	40.20
6922 Hollywood	Hollywood (LA)	1965	205,523	92.2	7,963,981	42.04
10900 Washington	Culver City	1973	9,919	100.0	339,176	34.19
Element LA	Los Angeles	Various	247,545	100.0	—	—
Pinnacle I	Burbank	2002	393,777	91.7	14,829,638	41.05
Pinnacle II	Burbank	2005	231,864	99.2	8,637,927	37.56
3401 Exposition	Santa Monica	1961	63,376	100.0	—	—
1861 Bundy	Los Angeles	1950	36,492	100.0	—	—
Tierrasanta	San Diego	1985	112,300	96.4	1,569,572	14.50
Total/Weighted Average Office Properties:			5,292,824	94.1%	$133,294,578	$30.51
MEDIA & ENTERTAINMENT PROPERTIES
Sunset Gower	Hollywood (LA)	Various	570,470	65.3	$12,270,624	$32.92
Sunset Bronson	Hollywood (LA)	Various	313,723	78.1	8,733,969	35.63
Total/Weighted Average Media & Entertainment Properties:			884,193	69.9%	$21,004,593	$34.90
Total Office and M&E Properties:			6,177,017		$154,299,171	$24.98
LAND
Sunset Bronson—Lot A	Hollywood (LA)	N/A	273,913
Sunset Bronson—Redevelopment	Hollywood (LA)	N/A	389,740
Sunset Gower— Redevelopment	Hollywood (LA)	N/A	423,396
Olympic Bundy	West Los Angeles	N/A	500,000
Total Land Assets:			1,587,049
Portfolio Total:			7,764,066

(1)
Square footage for office properties and media and entertainment properties has been determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association, or BOMA, rentable area. Square footage may change over time due to remeasurement, releasing, acquisition, or development. On September 21, 2012, we acquired an office property located at 1455 Gordon Street totaling approximately 6,000 square feet, which was added to the Sunset Gower property. This acquisition is reflected in the square footage for Sunset Gower on a weighted average basis. As of December 31, 2013, the square footage for media and entertainment properties totaled 884,193 square feet, including this acquisition. Square footage for land assets represents management’s estimate of developable square feet, the majority of which remains subject to entitlement approvals that have not yet been obtained.

(2)
Percent leased for office properties is calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2013, divided by (ii) total square feet, expressed as a percentage. Percent leased for media and entertainment properties is the average percent leased for the 12 months ended December 31, 2013. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(3)
We present rent data for office properties on an annualized basis, and for media and entertainment properties on an annual basis. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2013 by (ii) 12. Annual base rent for media and entertainment properties reflects actual base rent for the 12 months ended December 31, 2013, excluding tenant reimbursements.

(4)
Annualized base rent per leased square foot for the office properties is calculated as (i) annualized base rent divided by (ii) square footage under commenced lease as of December 31, 2013. Annual base rent per leased square foot for the media and entertainment properties is calculated as (i) actual base rent for the 12 months ended December 31, 2013, excluding tenant reimbursements, divided by (ii) average square feet under lease for the 12 months ended December 31, 2013.

Office Portfolio
Our office portfolio consists of 24 office properties comprising an aggregate of approximately 5.3 million square feet. As of December 31, 2013, our stabilized office properties were approximately 95.4% leased (giving effect to leases signed but not commenced as of that date). All of our office properties are located in California and the Pacific Northwest. As of December 31, 2013, the weighted average remaining lease term for our stabilized office portfolio was 67 months.
Tenant Diversification of Office Portfolio
Our office portfolio is currently leased to a variety of companies. The following table sets forth information regarding the 15 largest tenants in our office portfolio based on annualized base rent as of December 31, 2013.

Tenant	Property	Lease Expiration(1)	Total Leased Square Feet	Percentage of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent
Warner Bros. Entertainment	Pinnacle II	12/31/2021	230,000	4.3%	$8,637,927	6.5%
Warner Music Group	Pinnacle I	12/31/2019	195,166	3.7	7,881,178	5.9
EMC Corporation(3)	Various	Various	294,756	5.6	7,033,054	5.3
Bank of America(4)	1455 Market Street	Various	502,233	9.5	6,432,454	4.8
Square	1455 Market Street	9/27/2023	202,606	3.8	6,322,405	4.7
AIG(5)	Rincon Center	Various	140,564	2.7	6,183,793	4.6
GSA(6)	Various	Various	168,393	3.2	5,350,456	4.0
NFL Enterprises	Various	6/30/2017	137,305	2.6	4,704,997	3.5
Fox Interactive Media, Inc.	625 Second Street	3/31/2017	104,897	2.0	4,594,278	3.4
Technicolor Creative Services USA, Inc.	Technicolor Building	5/31/2020	114,958	2.2	4,549,302	3.4
Clear Channel	Pinnacle I	9/30/2016	107,715	2.0	4,479,985	3.4
Salesforce.com(7)	Rincon Center	Various	93,028	1.8	4,093,232	3.1
Amazon	Met Park North	11/30/2023	139,824	2.6	3,669,637	2.8
Capital One	First & King	2/28/2019	133,148	2.5	3,269,711	2.5
Saatchi & Saatchi North America, Inc.	Del Amo Office Building	12/31/2019	113,000	2.1	3,069,070	2.3
Total			2,677,593	50.6%	$80,271,479	60.2%

(1)	GSA and Saatchi & Saatchi North America, Inc. leases are subject to early termination prior to expiration at the option of the tenant.

(2)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2013 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

(3)	EMC expirations by property and square footage: (1) 66,510 square feet at 875 Howard Street expiring on June 30, 2019; and (2) 228,246 square feet at First & King expiring on December 31, 2023.

(4)
We have completed leases at our 1455 Market property with Square, Inc. for 332,492 square feet, which backfills certain space currently leased to Bank of America. The following summarizes Bank of America’s early termination rights by square footage as of December 31, 2013, subject to the pending lease commencements with Square, Inc.: (1) 152,373 square feet at December 31, 2013, 129,886 square feet of which is scheduled to be delivered to Square, Inc. in January 2014 for lease commencement in January 2014; (2) 212,854 square feet at December 31, 2015; and (3) 137,006 square feet at December 31, 2017.

(5)	AIG expirations by square feet: (1) 7,964 square feet expiring on August 31, 2014; and (2) 132,600 square feet expiring on July 31, 2017.

(6)
GSA expirations by property and square footage: (1) 89,995 square feet at 1455 Market Street expiring on February 19, 2017; (2) 5,906 square feet at 901 Market Street expiring on April 30, 2017; (3) 28,993 square feet at Northview expiring on April 4, 2020; and (4) 43,499 square feet at 901 Market Street expiring on July 31, 2021.

(7)
We have completed leases at our Rincon Center property with Salesforce.com for 235,733 square feet of which 142,705 square feet has yet to commence. The following summarizes Salesforce.com's expirations by square feet: (1) 83,016 uncommenced square feet expiring on July 31, 2025; (2) 59,689 uncommenced square feet expiring April 30, 2027; and (3) 93,028 commenced square feet expiring on October 31, 2028.

Lease Distribution of Office Portfolio
The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2013.

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Leased Square Feet	Percentage of Office Portfolio Leased Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
2,500 or less	66	30.3%	84,016	1.7%	$3,126,907	1.9%
2,501-10,000	71	32.6	398,577	8.0	13,519,153	8.5
10,001-20,000	18	8.2	258,221	5.2	8,540,664	5.2
20,001-40,000	18	8.2	526,495	10.6	16,127,830	9.9
40,001-100,000	12	5.5	748,238	15.0	23,919,014	14.7
Greater than 100,000	15	6.9	2,331,779	46.8	68,061,010	41.6
Building management use	8	3.7	21,364	0.4	—	—
Uncommenced leases	10	4.6	612,970	12.3	29,736,474	18.2
Office Portfolio Total:	218	100.0%	4,981,660	100.0%	$163,031,052	100.0%
_____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including uncommenced leases, as of December 31, 2013 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations of Office Portfolio
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2013 plus available space, for each of the ten full calendar years beginning January 1, 2012 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Square Footage of Expiring Leases(1)	Percentage of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Vacant	311,164	5.9%	$—	—%	$—
2013	208,299	3.9	4,575,746	2.8	21.97
2014	126,641	2.4	4,720,012	2.9	37.27
2015	292,003	5.5	4,866,628	3.0	16.67
2016	392,965	7.4	12,603,744	7.7	32.07
2017	779,768	14.7	25,817,251	15.8	33.11
2018	355,407	6.7	9,357,304	5.8	26.33
2019	605,078	11.4	20,445,039	12.6	33.79
2020	374,889	7.1	14,228,925	8.7	37.96
2021	358,091	6.8	11,474,952	7.0	32.04
2022	18,906	0.4	703,015	0.4	37.18
Thereafter	835,279	15.8	24,501,961	15.0	29.33
Building management use	21,364	0.4	—	—	—
Signed leases not commenced	612,970	11.6	29,736,474	18.3	48.51
Office Portfolio Total/Weighted Average:	$5,292,824	100.0%	$163,031,052	100.00%	$39.07
____________

(1)	Assumes Bank of America exercises the early termination rights set forth in footnote (3) on page 27 of this Form 10-K.

(2)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including uncommenced leases, as of December 31, 2013, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

Media and Entertainment Portfolio
Our portfolio of operating properties includes two properties that we consider to be media and entertainment properties, encompassing an aggregate of 884,196 square feet. We define our media and entertainment properties as those properties in our portfolio that are primarily used for the physical production of media content, such as television programs, feature films, commercials, music videos and photographs. These properties generally also feature a traditional office component that is leased to production companies and content providers. For the 12 months ended December 31, 2013, our media and entertainment properties were approximately 69.9% leased. Our media and entertainment properties are located in prime Southern California submarkets.
Leasing Characteristics of Media and Entertainment Properties
The duration of typical lease terms for tenants of media and entertainment properties tends to be shorter than those of traditional office properties. Generally, terms of the media and entertainment leases are one year or less, as tenants are never certain as to whether their productions will continue to be carried by networks or cable channels. However, historically, many entertainment tenants have exercised renewal options such that their actual tenancy is extended for multiple years. As an example, productions such as Judge Judy, Judge Joe Brown and Let’s Make a Deal have been tenants at Sunset Bronson Studios for between three and 15 years. At Sunset Gower Studios, NBC’s Heroes was a tenant for four years prior to its cancellation and Showtime’s Dexter was a tenant for six years prior to the show ending. Additionally, occupancy levels for sound stage space and office and support space tend to run in parallel, as a majority of stage users also require office and support space. In addition, we require tenants at our media and entertainment properties to use our facilities for items such as lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). As a result, our other property-related revenues tend to track overall occupancy of our media and entertainment properties. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

Description of Our Media and Entertainment Properties
Sunset Gower, Hollywood, California
Sunset Gower is a 15.7-acre media and entertainment property located in the heart of Hollywood, four blocks west of the Hollywood (101) Freeway. The property encompasses almost an entire city block, bordered by Sunset Boulevard to the north, Gower Street to the west, Gordon Street to the east and Fountain Avenue to the south. The property, a fixture in the Los Angeles-based entertainment industry since it was built in the 1920s, served as Columbia Pictures’ headquarters through 1972 and is now one of the largest independent media and entertainment properties in the United States. Sunset Gower provides a fully-integrated environment for its media and entertainment-focused tenants within which they can access creative and technical talent for film and television production as well as post-production. Sunset Gower typically serves as home to single-camera television and motion picture production tenants. The property comprises 394,910 square feet of office and support space, along with 12 sound stage facilities totaling 175,560 square feet. In addition, there are 1,450 parking spaces situated in both surface and structured parking lots. Included in the total office square footage are three buildings, known as 6050 Sunset and 1455 Beachwood (acquired on December 16, 2011) and 1455 Gordon (acquired on September 21, 2012), that comprise approximately 26,761 square feet. The 1455 Beachwood and 1455 Gordon buildings are currently being renovated. For the year ended December 31, 2013, Sunset Gower was approximately 65.3% leased.
An approximately 0.59-acre portion of the site is subject to ground leases, expiring March 31, 2060, by and between Sunset Gower Entertainment Properties, LLC and the Chadwick 1994 Family Trust and Richard S. Chadwick. The remaining portion of the Sunset Gower property is owned by Sunset Gower Entertainment Properties in fee, with the exception of 6050 Sunset, 1455 Beachwood, and 1455 Gordon, which are owned by SGS Ancillary Parcels, LLC.
In addition to Sunset Gower’s existing facilities, the current zoning designation for Sunset Gower, M1-1—Limited Industrial, City of Los Angeles, permits a floor area ratio, or FAR, of 1.5x, which implies a maximum allowable density of 1,022,933 square feet, or an incremental 423,436 square feet above the existing 599,497 floor area ratio, including the Technicolor Building. However, as of December 31, 2013, we had no immediate plans to develop additional facilities on the property.
Sunset Gower Primary Tenants
The following table summarizes information regarding the primary tenants of Sunset Gower for the year ended December 31, 2013:

Tenant	Principal Nature of Business	Lease Expiration	Renewal Options	Total Leased Square Feet(1)	Percentage of Property Square Feet	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)	Percentage of Property Annual Base Rent
FTP Productions (Scandal)	Television/Entertainment	5/26/2014 - 5/31/2014	—	69,056	12.1%	$2,750,397	$39.83	22.4%
Farnsworth Entertainment(Newsroom)	Television/Entertainment	9/30/2014	—	61,945	10.9	1,940,198	31.32	15.8
Blind Decker (Dexter)	Television/Entertainment	7/5/2013 - 9/30/2013	—	58,653	10.3	1,545,147	35.13	12.6
Total/Weighted Average:				189,654	33.3%	$6,235,742	$32.88	50.8%
_____________

(1)	Reflects average square feet under lease to such tenant for the year ended December 31, 2013.

(2)	Annual base rent reflects actual base rent for the year ended December 31, 2013, excluding tenant reimbursements.

(3)
Annual base rent per leased square foot is calculated as actual rent for the year ended December 31, 2013, excluding tenant reimbursements, divided by average square feet under lease for the year ended December 31, 2013.

Sunset Gower Percent Leased and Base Rent
The following table sets forth the percentage leased, annual base rent per leased square foot and annual net effective base rent per leased square foot for Sunset Gower as of the dates indicated below:

Date	Percent Leased(1)	Annual Base Rent Per Leased Square Foot(2)	Annual Net Effective Base Rent Per Leased Square Foot(3)
December 31, 2013	65.3%	$32.92	$33.01
December 31, 2012	71.2	30.49	30.61
December 31, 2011	66.6	30.88	30.98
December 31, 2010	70.9	30.27	30.27
December 31, 2009	68.2	29.83	29.83
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

Sunset Bronson, Hollywood, California
Sunset Bronson is a 10.6 acre media and entertainment property located in the heart of Hollywood, one block west of the Hollywood (101) Freeway and in close proximity to the Sunset Gower property. The property encompasses a full city block, bordered by Sunset Boulevard to the north, Bronson Avenue to the west, Van Ness Avenue to the east and Fernwood Avenue to the south. The property, which was built in phases from 1924 through 1981, formerly served as Warner Brothers Studios’ headquarters and has been continuously operated as a media and entertainment property since the 1920s. The property includes a Historical-Cultural Monument designation for the Site of the Filming of the First Talking Film (The Jazz Singer) that is specific to the building structure that fronts Sunset Boulevard. Similar to nearby Sunset Gower, Sunset Bronson is a multi-use property with a full complement of production, post-production and support facilities that enable its media and entertainment focused tenants to conduct their business in a collaborative and efficient setting. In contrast to Sunset Gower, which typically serves single-camera television and motion picture productions, Sunset Bronson caters to multi-camera television productions, such as game shows, talk shows or courtroom shows that record in video and require a control room to manage and edit the productions’ multiple cameras. Excluding the KTLA portion of the property, which is described below, Sunset Bronson consists of approximately 86,108 square feet of office and support space and nine sound stage facilities with approximately 137,109 square feet, along with 455 parking spaces. The property has three digital control rooms, one of which has high-definition technology, which allow tenants to edit productions filmed with high-definition cameras. For the year ended December 31, 2013, Sunset Bronson was approximately 78.1% leased.
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
We entered into an amendment to the KTLA lease that extends the lease term through January 31, 2016. Net rents were approximately $2,707,940 for the period February 1, 2013 through January 31, 2014. Net rents are expected to be $2,789,178 for the period February 1, 2014 through January 31, 2015 and $2,872,853 for the period February 1, 2015 through January 31, 2016.
In addition to Sunset Bronson’s existing facilities, the current zoning designation for Sunset Bronson, M1-1—Limited Industrial, City of Los Angeles, permits a FAR of 1.5x, which implies a maximum allowable density of 689,565 square feet or an incremental 391,836 square feet above the existing 297,729 total FAR, including the KTLA portion of the property.

Sunset Bronson Primary Tenants
The following table summarizes information regarding the primary tenants of Sunset Bronson as of December 31, 2013:

Tenant	Principal Nature of Business	Lease Expiration	Renewal Options	Total Leased Square Feet(1)	Percentage of Property Square Feet	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)	Percentage of Property Annual Base Rent
KTLA	Television/ Entertainment	1/31/2016	—	90,506	28.8%	$2,076,668	$22.95	23.8%
3 Doors Productions (Let's Make a Deal)	Television/ Entertainment	5/6/2014 - 5/27/2014	—	44,736	14.3	1,627,580	36.38	18.6
CBS Studios (Judge Judy)	Television/ Entertainment	5/26/2014	—	19,734	6.3	1,024,126	51.90	11.7
Total/Weighted Average:				154,976	49.4%	$4,728,374	$30.51	54.1%
______________

(1)	Reflects average square feet under lease to such tenant for the year ended December 31, 2013.

(2)
Annual base rent reflects actual base rent for the year ended December 31, 2013, excluding tenant reimbursements. As of February 1, 2013, annualized base rent for KTLA will be $2,707,940, subject to annual increases of three percent and abatements of $676,985, $697,294, and $718,213 for 2013, 2014 and 2015, respectively.

(3)
Annual base rent per leased square foot is calculated as actual base rent for the year ended December 31, 2013, excluding tenant reimbursements, divided by average square feet under lease for the year ended December 31, 2013.

Sunset Bronson Percent Leased and Base Rent
The following table sets forth the percentage leased, annual base rent per leased square foot and annual net effective base rent per leased square foot for the Sunset Bronson property as of the dates indicated below:

Date	Percent Leased(1)	Annual Base Rent Per Leased Square Foot(2)	Annual Net Effective Base Rent Per Leased Square Foot(3)
December 31, 2013	78.1%	$35.63	$38.31
December 31, 2012	78.1	42.16	40.02
December 31, 2011	76.3	40.77	38.58
December 31, 2010	75.5	40.18	37.97
December 31, 2009	68.5	40.12	38.70
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
Sunset Bronson Lot A
In connection with our purchase of Sunset Bronson in 2008, we acquired a 67,381 square-foot undeveloped lot located on the northwest corner of Sunset Boulevard and Bronson Avenue. The lot is located two blocks west of the I-101 Freeway, between the Sunset Gower and Sunset Bronson properties. The site is currently used as a surface parking lot and can be developed to include up to 60,855 square feet of retail and office space based on current zoning, with the opportunity to add additional developable square footage through certain municipal land entitlement approvals. We estimate that with further entitlements, we could increase the developable square footage to approximately 273,913 square feet. While we are holding this property for its development potential, we do not currently have any plans for its development.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 26, 2014, we had approximately 67,027,472 shares of common stock outstanding, including unvested restricted stock grants. Our common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010. The applicable high and low prices of our common stock from January 1, 2013 through December 31, 2013, as reported by the NYSE, are set forth below for the periods indicated.

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

Our common stock is traded on the New York Stock Exchange under the symbol “HPP”. On December 31, 2013, the reported closing sale price per share of our common stock on the New York Stock Exchange was $21.87. The following table shows our dividends declared, and the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

Fiscal year 2013	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$21.78	$21.64	$21.75	$0.125
Second quarter	21.37	20.80	21.28	0.125
Third quarter	19.70	19.39	19.45	0.125
Fourth quarter	22.15	21.80	21.87	0.125

The closing share price for our common stock on February 26, 2014, as reported by the New York Stock Exchange, was $22.13. As of February 26, 2014, there were 33 stockholders of record of our common stock.

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

The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the New York Stock Exchange on June 24, 2010 and ending on December 31, 2013. The graph assumes a $100 investment in each of the indices on June 24, 2010 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P Index, and an industry peer group. Our stock price performance shown in the following graph is not indicative of future stock price performance.

			Period Ending
Index	06/23/10	06/30/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13	12/31/13
Hudson Pacific Properties, Inc.	100.00	101.47	89.63	94.06	87.40	109.17	133.75	136.69	142.15
S&P 500	100.00	94.42	116.38	123.40	118.84	130.12	137.86	156.92	182.51
SNL US RE $500M-$1B Imp Cap	100.00	95.24	120.66	130.87	116.14	135.91	157.45	174.42	185.23
SNL US RE $1B-$2B Imp Cap	100.00	95.48	122.55	126.60	116.85	140.67	153.00	169.43	179.17

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

HUDSON PACIFIC PROPERTIES (in thousands, except share, per share, square footage and occupancy data) Year Ended December 31,

	Consolidated				Historical
	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenues
Office
Rental	$124,839	$88,459	$69,145	$15,485	$6,561
Tenant recoveries	25,870	22,029	21,954	2,883	1,827
Parking and other	14,732	9,840	5,643	999	222
Total office revenues	$165,441	$120,328	$96,742	$19,367	$8,610

Media & entertainment
Rental	$23,003	$23,598	$21,617	$20,931	$19,916
Tenant recoveries	1,807	1,598	1,539	1,571	1,792
Other property-related revenue	15,072	14,733	13,638	11,397	9,427
Other	235	204	187	238	64
Total media & entertainment revenues	$40,117	$40,133	$36,981	$34,137	$31,199

Total revenues	$205,558	$160,461	$133,723	$53,504	$39,809

Operating expenses
Office operating expenses	$63,434	$50,599	$42,312	$7,034	$3,088
Media & entertainment operating expenses	24,149	24,340	22,446	19,815	19,545
General and administrative	19,952	16,497	13,038	4,493	—
Depreciation and amortization	70,063	54,758	41,983	13,226	8,332
Total operating expenses	$177,598	$146,194	$119,779	$44,568	$30,965

Income from operations	$27,960	$14,267	$13,944	$8,936	$8,844

Other expense (income)
Interest expense	$25,470	$19,071	$17,480	$8,831	$8,792
Interest income	(272)	(306)	(73)	(59)	(16)
Unrealized gain on interest rate contracts	—	—	—	(347)	(400)
Acquisition-related expenses	1,446	1,051	1,693	4,273	—
Other (income) expenses	(99)	(92)	443	192	97
Total other expenses	$26,545	$19,724	$19,543	$12,890	$8,473

Incone (loss) from continuing operations	$1,415	$(5,457)	$(5,599)	$(3,954)	$371

Income (loss) from discontinued operations	$1,571	$451	$3,361	$1,272	$(1,015)
Impairment loss from discontinued operations	(5,580)	—	—	—	—
Net (loss) income from discontinued operations	$(4,009)	$451	$3,361	$1,272	$(1,015)
Net loss	$(2,594)	$(5,006)	$(2,238)	$(2,682)	$(644)
Net income attributable to preferred stock and units	(12,893)	(12,924)	(8,108)	(817)	—
Net income attributable to restricted shares	(300)	(295)	(231)	(50)	—
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	321	21	(803)	(119)	29
Net loss attributable to common units in the Operating Partnership	633	1,014	946	418	—
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’ / controlling members’ equity	$(14,833)	$(17,190)	$(10,434)	$(3,250)	$(615)

HUDSON PACIFIC PROPERTIES (in thousands, except share, per share, square footage and occupancy data) Year Ended December 31,

	Consolidated				Historical
	2013	2012	2011	2010	2009
Per-Share Data:
Net loss from continuing operations attributable to common stockholders	$(0.20)	$(0.42)	$(0.46)	$—	$—
Net (loss) income from discontinued operations	(0.07)	0.01	0.11	—	—
Net loss attributable to shareholders’ per share—basic and diluted	$(0.27)	$(0.41)	$(0.35)	$—	$—
Weighted average shares of common stock outstanding—basic and diluted	55,182,647	41,640,691	29,392,920	—	—
Dividends declared per common share	$0.500	$0.500	$0.500	$0.1921	$—

	2013	2012	2011	2010	2009
Balance Sheet Data:
Investment in real estate, net	$1,918,988	$1,340,361	$957,810	$787,872	$362,135
Total assets	2,131,274	1,559,692	1,152,791	1,004,565	448,234
Notes payable	931,308	582,085	399,871	342,060	189,518
Total liabilities	1,017,933	649,995	451,647	390,232	221,646
6.25% Series A cumulative redeemable preferred units of the Operating Partnership	10,475	12,475	12,475	12,475	—
Redeemable non-controlling interest in consolidated real estate entity	—	—	—	40,328	—
Series B cumulative redeemable preferred stock	145,000	145,000	87,500	87,500	—
Members’ / stockholders’ equity	858,446	695,213	537,813	408,346	223,240
Non-controlling partnership / members’ interest	99,420	57,009	63,356	65,684	3,348
Total equity	$1,102,866	$897,222	$688,669	$561,530	$226,588
Total liabilities and equity	$2,131,274	$1,559,692	$1,152,791	$1,004,565	$448,234

Other Data
Cash flows provided by (used in)
Operating activities	$41,547	$42,821	$32,082	$7,619	$4,538
Investing activities	$(424,042)	$(423,470)	$(130,604)	$(242,156)	$(15,457)
Financing activities	$393,947	$385,848	$63,352	$279,718	$8,800

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

Executive Summary
Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2013 our consolidated office portfolio consisted of approximately 5.3 million square feet, and our media and entertainment portfolio consisted of 0.9 million square feet. As of December 31, 2013, our consolidated stabilized office portfolio was 95.4% leased (including leases not yet commenced). Our media and entertainment properties were 69.9% leased for the trailing 12-month period ended December 31, 2013.

Current Year Acquisitions, Dispositions, Repositionings and Financings.

Acquisitions.

3401 Exposition Boulevard Acquisition

On May 22, 2013, the Company acquired 3401 Exposition Blvd. in Santa Monica, California for $25.7 million (before closing costs and prorations) from Watt Investment Partners. 3401 Exposition Blvd. is expected to consist of approximately 63,376 square feet of creative office space.

Pinnacle II Acquisition

On November 8, 2012, the Company entered into a joint venture with MDP/Worthe to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,091 square-foot office property located in Burbank, California. The acquisition of the 393,777 square-foot Pinnacle I building by the joint venture closed on November 8, 2012 for a purchase price of $212.5 million, $129.0 million of which was financed with a new ten-year project loan. On June 14, 2013, the 231,314 square-foot Pinnacle II building was contributed to the joint venture by MDP/Worthe subject to an existing $89.1 million project loan bearing interest at a fixed annual rate of 6.313% and maturing on September 6, 2016. Other than for purposes of funding closing costs and prorations, the Company did not make a capital contribution in connection with the contribution of the Pinnacle II building to the joint venture, but the Company’s ownership interest in the joint venture was adjusted from 98.25% to 65.00% to reflect the contribution of the Pinnacle II by MDP/Worthe, with the remaining 35.00% owned by MDP/Worthe. With the closing of this transaction, the joint venture owns both buildings for a combined purchase price of $342.5 million, subject to $218.1 million of project financing.

Seattle Acquisition

On July 31, 2013, the Company acquired a 848,001 square-foot office portfolio in Seattle, Washington from Spear Street Capital for approximately $368.4 million (net of certain credits and before closing costs and prorations). The purchase price was paid from a combination of cash-on-hand (including funds from the 1031 exchange of City Plaza), borrowings under the Company’s corporate unsecured credit facility, and the asset-level financing described below. The Seattle Portfolio consists of the following:

•
a two-building, 484,463 square-foot waterfront property located in the Pioneer Square submarket of downtown Seattle, referred to as the First & King property. This property is 88.2% leased to tenants such as Capital One/ING Direct, EMC Corporation and Nuance Communications;

•
a 189,762 square-foot Class-A office building located in the South Lake Union submarket of downtown Seattle, referred to as the Met Park North property. This building is 94.6% leased, with 72.4% of the building to be occupied by Amazon.com, Inc. under a ten-year lease that commenced in November 2013; and

•
a 173,776 square-foot building located in the Edmonds/Lynnwood submarket of Seattle’s Northend, referred to as the Northview property. This building is 88.6% leased to tenants such as Automatic Data Processing, Inc. and the Federal Emergency Management Agency.

1861 Bundy Acquisition

On September 27, 2013, the Company acquired 1861 Bundy Drive in Los Angeles, California for $11.5 million (before closing costs and prorations). 1861 Bundy Drive is expected to consist of approximately 36,474 square feet of creative office space and be part of the Company’s Element LA property.

Dispositions. We disposed of one property in 2013.

City Plaza Disposition

On July 12, 2013, the Company sold its City Plaza property for approximately $56.0 million (before certain credits, prorations, and closing costs). Proceeds from the disposition were used toward the acquisition of the Seattle Portfolio pursuant to a like-kind exchange under Internal Revenue Code Section 1031. City Plaza is a nineteen-story, 333,922 rentable square-foot Class-A office building located in Orange, California that was acquired by the Company’s predecessor in August of 2008 and contributed to the Company in connection with its June 29, 2010 initial public offering.

Repositionings.

We generally select a property for repositioning at the time we purchase it. We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to determine the optimal use and tenant mix. A repositioning can consist of a range of improvements to a property, and may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants. Because each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket, the results are varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period. The repositioning process generally occurs over the course of months or even years. Although usually associated with newly-acquired properties, repositioning efforts can also occur at properties we already own; repositioning properties discussed in the context of this paragraph exclude acquisition properties where the plan for improvement is implemented as part of the acquisition. During 2013, we acquired 3401 Exposition Blvd. and 1861 Bundy Drive for purposes of repositioning.

Financings.

3401 Exposition Boulevard

As part of the acquisition of 3401 Exposition Blvd. on May 22, 2013, the Company assumed a loan with an outstanding principal balance of approximately $13.2 million. The loan bears interest at a rate equal to one-month LIBOR plus 380 basis points and is scheduled to mature on May 31, 2014.

Pinnacle II

As part of the contribution of the Pinnacle II building on June 14, 2013, the Company’s joint venture with MDP/Worthe assumed a loan with an outstanding principal balance of approximately $89.1 million. The loan bears interest at a fixed annual rate of 6.313% and is scheduled to mature on September 6, 2016.

Seattle Portfolio (Met Park North and First & King Properties)

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

On August 14, 2013, the Company closed a five-year loan totaling $95.0 million with Wells Fargo Bank, N.A., secured by the Company’s First & King property. The loan bears interest at a rate equal to one-month LIBOR plus 160 basis points and is scheduled to mature on August 31, 2018. Proceeds from the loan were used toward the repayment of amounts drawn on our unsecured credit facility in connection with the Seattle Portfolio acquisition.

Media and Entertainment Properties

Effective August 22, 2013, the terms of the Company’s loan secured by its Sunset Gower and Sunset Bronson media and entertainment properties were amended to increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018.

Element LA

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

625 Second Street

On November 1, 2013, the Company repaid the $33.7 million loan secured by the Company’s 625 Second Street property. That loan bore interest at a fixed rate of 5.85% and was scheduled to mature February 1, 2014. The repayment was made with proceeds from a draw under the Company’s unsecured revolving credit facility.

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

From the acquisition of our first property in February 2007 through December 2013, we have acquired or developed properties totaling an aggregate of approximately 7.7 million square feet. We intend to pursue acquisitions of additional properties as a key part of our growth strategy, often including properties that may have substantial vacancy, which enables us to increase cash flow through lease-up. We expect to continue to acquire properties subject to existing mortgage financing and other indebtedness or to incur indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common or series B preferred stock and our common and series A preferred units.

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2013, the percent leased for our stabilized office properties was approximately 95.4% (or 90.1%, excluding leases signed but not commenced as of that date), and the percent leased for the media and entertainment properties (based on 12-month trailing average) was approximately 69.9%. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our media and entertainment properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets

The properties in our portfolio are all located in California and Pacific Northwest submarkets. Positive or negative changes in economic or other conditions in California or Pacific Northwest, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

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

We record acquired “above and below” market leases at fair value using discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, we include estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related costs.

We capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs were approximately $1.9 million and $1.4 million for the twelve months ended December 31, 2013 and 2012, respectively. Interest is capitalized on the construction in progress at a rate equal to our weighted average cost of debt. Capitalized interest was approximately $4.6 million and $1.5 million for the twelve months ended December 31, 2013 and 2012, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. We consider a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

We compute depreciation using the straight-line method over the estimated useful lives of 39 years for building and improvements, 15 years for land improvements, five or seven years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term. Depreciation is discontinued when a property is identified as held for sale.
Impairment of Long-Lived Assets

We assess the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recognize impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. We recorded $5.6 million of impairment charges related to a property held for sale during the twelve months ended December 31, 2013 with no comparable charge for the twelve months ended 2012. There were no properties held for sale at December 31, 2013 and one property was held for sale at December 31, 2012.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. We maintain an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on amounts estimated to be recoverable over the term of the lease. At December 31, 2013 and December 31, 2012, respectively, we reserved $328 and $8 of straight-line receivables. We evaluate the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and our historical collection experience. We recognize an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. Historical experience has been within our expectations. We recognized $959, $724 and $946 of bad debt expense for the twelve months ended December 31, 2013, 2012 and 2011.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	December 31, 2013	December 31, 2012
Accounts receivable	9,496	13,765
Allowance for doubtful accounts	(1,243)	(1,598)
Accounts receivable, net	8,253	12,167

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
We are subject to the statutory requirements of the states in which we conduct business. The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2013, the Company has not established a liability for uncertain tax positions.

Results of Operations

The following table identifies each of the properties in our portfolio acquired through December 31, 2013 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	543,709
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	112,300
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,012,012
Rincon Center	12/16/2010	580,850
10950 Washington	12/22/2010	159,024
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	54,673
625 Second Street	9/1/2011	137,018
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1455 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	212,319
Element LA	9/5/2012	247,545
1455 Gordon Street	9/21/2012	6,000
Pinnacle I(1)	11/8/2012	393,777
3401 Exposition	5/22/2013	63,376
Pinnacle II(1)	6/14/2013	231,864
First & King	7/31/2013	472,223
Met Park North	7/31/2013	190,748
Northview	7/31/2013	182,229
1861 Bundy	9/26/2013	36,492
Total		6,177,017
(1) These properties are owned by our joint venture with MDP/Worthe. As of December 31, 2012, we owned a 98.25% interest in the joint venture, which owned Pinnacle I as of that date. On June 14, 2013, MDP/Worthe contributed its interest in Pinnacle II to the joint venture, which reduced our interest in the joint venture to 65.0%.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $45.1 million, or 37.5%, to $165.4 million for the twelve months ended December 31, 2013 compared to $120.3 million for the twelve months ended December 31, 2012. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below. During the twelve months ended December 31, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California. Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the twelve months ended December 31, 2013 and December 31, 2012.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $36.4 million, or 41.1%, to $124.8 million for the twelve months ended December 31, 2013 compared to $88.5 million for the twelve months ended December 31, 2012. The increase in rental revenue was primarily the result of operating results from the 901 Market property acquired on June 1, 2012, and the Pinnacle I and Pinnacle II buildings our joint venture with MDP/Worthe acquired on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle Portfolio on July 31, 2013. During the twelve months ended December 31, 2013, the Company renewed 23 office leases encompassing approximately 232,967 rentable square feet. The weighted average initial stabilized cash rents for those renewed leases were 5.0% above the expiring cash rents for the same space and the weighted average initial straight-line rents on those renewed leases were 15.2% above the expiring straight-line rents for the same space.

Office Tenant Recoveries. Office tenant recoveries increased $3.8 million, or 17.4%, to $25.9 million for the twelve months ended December 31, 2013 compared to $22.0 million for the twelve months ended December 31, 2012. The increase in tenant recoveries was primarily the result of the 901 Market property acquired on June 1, 2012, the Pinnacle I and Pinnacle II buildings our joint venture with MDP/Worthe acquired on November 8, 2012 and June 14, 2013, respectively, and the Seattle Portfolio acquired on July 31, 2013.

Office Parking and Other Revenue. Office parking and other revenue increased $4.9 million, or 49.7% to $14.7 million for the twelve months ended December 31, 2013 compared to $9.8 million for the twelve months ended December 31, 2012. The increase in parking and other revenue was primarily the result of operating results from the 901 Market property acquired on June 1, 2012, the Pinnacle I and Pinnacle II buildings our joint venture with MDP/Worthe acquired on November 8, 2012 and June 14, 2013, respectively, and the Seattle Portfolio acquired on July 31, 2013, together with early lease termination payments from Bank of America relating to the Company’s 1455 Market Street property of $1.6 million (after the write-off of non-cash items), with no comparable activity for the same period a year ago.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues remained relatively flat for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The items that contributed to the period-over-period total revenue results are discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties, percentage rent on retail space contained within those properties, and lease termination income. Total media and entertainment rental revenue decreased $0.6 million, or 2.5%, to $23.0 million for the twelve months ended December 31, 2013 compared to $23.6 million for the twelve months ended December 31, 2012. The decrease in rental revenue was primarily due to lower occupancy compared to the same period a year ago.

Media & Entertainment Tenant Recoveries. Tenant recoveries increased $0.2 million, or 13.1%, to $1.8 million for the twelve months ended December 31, 2013 compared to $1.6 million for the twelve months ended December 31, 2012. The increase in tenant recoveries was primarily due to higher equipment rental reimbursements at our Sunset Bronson property compared to the same period a year ago.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is revenue that is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and Internet). Total other property-related revenue increased $0.3 million, or 2.3%, to $15.1 million for the twelve months ended December 31, 2013 compared to $14.7 million for the twelve months ended December 31, 2012. The increase in other property-related revenue was primarily due to higher production activity compared to the same period a year ago.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $31.4 million, or 21.5%, to $177.6 million for the twelve months ended December 31, 2013 compared to $146.2 million for the twelve months ended December 31, 2012. This increase in total operating expenses reflects the factors discussed below. During the twelve months ended December 31, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California. Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the twelve months ended December 31, 2013 and December 31, 2012.

Office Operating Expenses. Office operating expenses increased $12.8 million, or 25.4%, to $63.4 million for the twelve months ended December 31, 2013 compared to $50.6 million for the twelve months ended December 31, 2012. The increase in operating expenses was primarily the result of operating results from the 901 Market property acquired on June 1, 2012, and the Pinnacle I and Pinnacle II buildings our joint venture with MDP/Worthe acquired on November 8, 2012 and June 14, 2013, respectively, and the Seattle Portfolio acquired on July 31, 2013. This increase in operating expenses also reflects a supplemental property tax expense associated with our Technicolor property which occurred in the twelve months ended December 31, 2012 of approximately $0.9 million, with no comparable activity in the twelve months ended December 31, 2013. If this supplemental property tax expense is disregarded, then operating expenses from continuing operations at the Company’s office properties would have increased by $13.8 million, or 27.7%, over the same period a year ago.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses remained relatively flat for the twelve months ended December 31, 2013 compared to the twelve months ended December 31, 2012. Operating expenses for the twelve months of 2013 reflect a property tax reimbursement resulting from the reassessment of the Sunset Gower media and entertainment property of $0.8 million, with no comparable activity in the same period a year ago. If this supplemental property tax reimbursement is disregarded, then operating expenses from continuing operations at the Company’s media and entertainment properties would have increased by $0.6 million, or 2.5%, over the same period a year ago. This increase in operating expenses was the result of higher production activity compared to the same period a year ago.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $3.5 million, or 20.9%, to $20.0 million for the twelve months ended December 31, 2013 compared to $16.5 million for the twelve months ended December 31, 2012. The increase in general and administrative expenses was primarily due to the adoption of the 2013 Out performance Program and increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $15.3 million, or 28.0%, to $70.1 million for the twelve months ended December 31, 2013 compared to $54.8 million for the twelve months ended December 31, 2012. The increase was primarily the result of the 901 Market property acquired on June 1, 2012, the Pinnacle I and Pinnacle II buildings our joint venture with MDP/Worthe acquired on November 8, 2012 and June 14, 2013, respectively, and the Seattle Portfolio acquired on July 31, 2013.

Other Expense (Income)

Interest Expense. Interest expense increased $6.4 million or 33.6% to $25.5 million for the twelve months ended December 31, 2013 compared to $19.1 million for the twelve months ended December 31, 2012. At December 31, 2013, the Company had $931.3 million of notes payable compared to $582.1 million at December 31, 2012. The increase was primarily due to interest expenses for a full twelve months on the indebtedness associated with our First Financial and 10950 Washington properties, the increase in indebtedness associated with our 275 Brannan property financing on October 5, 2012, our 901 Market property financing on October 29, 2012, the indebtedness associated with the Pinnacle I and Pinnacle II buildings acquired on November 8, 2012 and June 14, 2013, respectively, and the indebtedness associated with the acquisition of the Seattle Portfolio.

Acquisition-related expenses. Acquisition-related expenses increased $0.4 million, or 37.6%, to $1.4 million for the twelve months ended December 31, 2013 compared to $1.1 million for the twelve months ended December 31, 2012. The increase in acquisition-related expenses was primarily due to higher expenses associated with the loan assumption in connection with the acquisition of Pinnacle II.

Net (Loss) Income From Discontinued Operations

During the twelve months ended December 31, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California, for approximately $56.0 million (before certain credits, prorations and closing costs). Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the twelve months ended December 31, 2013 and December 31, 2012. Income from discontinued operations associated with the City Plaza property increased $1.1 million, or 248.3%, to $1.6 million for the twelve months ended December 31, 2013 compared to $0.5 million for the twelve months ended December 31, 2012. The Company also recognized $5.6 million of impairment loss in the twelve months ended December 31, 2013 based the estimated loss on sale of the City Plaza property, with no comparable activity in the same period a year ago. As a result of the combined income from discontinued operations and impairment loss from discontinued operations, the Company experienced a net loss from discontinued operations of $4.0 million for the twelve months ended December 31, 2013 compared to net income from discontinued operations of $0.5 million for the twelve months ended December 31, 2012.

Net Loss

Net Loss for the twelve months ended December 31, 2013 was $2.6 million compared to net loss of $5.0 million for the twelve months ended December 31, 2012. The increase was primarily due to higher office operating revenues resulting from a full twelve months of operating results from the 901 Market property acquired on June 1, 2012, and the acquisition of the Pinnacle I and Pinnacle II buildings by our joint venture with MDP/Worthe on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle Portfolio on July 31, 2013, all partially offset by higher office operating expenses, higher general and administrative expenses, higher interest expense, and net loss from discontinued operations associated with the disposition of the City Plaza property, all as described above.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $23.6 million, or 24.4%, to $120.3 million for the twelve months ended December 31, 2012 compared to $96.7 million for the twelve months ended December 31, 2011. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $19.3 million, or 27.9%, to $88.5 million for the twelve months ended December 31, 2012 compared to $69.1 million for the twelve months ended December 31, 2011. The increase in rental revenue largely reflects a full year of operating results from office properties acquired in the second half of 2011 and the impact of office properties acquired in the second, third, and fourth quarters of 2012.

Office Tenant Recoveries. Office tenant recoveries remained relatively flat for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011.

Office Parking and Other Revenue. Office parking and other revenue increased $4.2 million, or 74.4%, to $9.8 million for the twelve months ended December 31, 2012 compared to $5.6 million for the twelve months ended December 31, 2011. The increase in parking and other revenue largely reflects a full year of operating results from office properties acquired in the second half of 2011 and the impact of office properties acquired in the second, third, and fourth quarters of 2012.

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

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property related expenses, management fees and depreciation and amortization. Total operating expenses increased by $26.4 million, or 22.1%, to $146.2 million for the twelve months ended December 31, 2012 compared to $119.8 million for the twelve months ended December 31, 2011. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $8.3 million, or 19.6%, to $50.6 million for the twelve months ended December 31, 2012 compared to $42.3 million for the twelve months ended December 31, 2011. The increase in operating expenses largely reflects a full year of operating results from office properties acquired in the second half of 2011 and the impact of office properties acquired in the second, third, and fourth quarters of 2012.

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

Depreciation and Amortization. Depreciation and amortization expense increased $12.8 million, or 30.4%, to $54.8 million for the twelve months ended December 31, 2012 compared to $42.0 million for the twelve months ended December 31, 2011. The increase was primarily due to the depreciation associated with a full year of operating results from office properties acquired in the second half of 2011 and the impact of office properties acquired in the second, third, and fourth quarters of 2012.

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
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $30.4 million of cash and cash equivalents at December 31, 2013. In addition, the lead arrangers for our unsecured revolving credit facility have secured commitments that will allow borrowings of up to $250.0 million. As of December 31, 2013, we had total borrowing capacity of approximately $250.0 million under our unsecured revolving credit facility, $155.0 million of which had been drawn.
On January 28, 2014, we closed the public offering of 9,487,500 shares of our common stock. We used $155.0 million of proceeds from that stock offering to fully pay down the $155.0 million outstanding balance on our unsecured credit facility. On February 10, 2014 we drew $15.0 million in connection with our acquisition of the Merrill Place property. On February 27, 2014 we drew $20.0 million in connection with our acquisition of the 3402 Pico Boulevard property. As a result, we have total borrowing capacity of approximately $250.0 million under our unsecured revolving credit facility, $35.0 million of which has been drawn.

We have an At-the-Market, or ATM, program which allows us to sell up to $125.0 million of common stock, $12.6 million of which has been sold as of December 31, 2013.
We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
Based on the closing price of our common stock of $21.87 as of December 31, 2013, our ratio of debt to total market capitalization was approximately 39.2% (counting series A preferred units as debt) as of December 31, 2013. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness.
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
As of December 31, 2013, we were in compliance with our unsecured revolving credit facility’s financial covenants. As of December 31, 2013, we had total borrowing capacity of approximately $250.0 million under our unsecured revolving credit facility, $155.0 million of which had been drawn.

Outstanding Indebtedness

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
As of December 31, 2013, we had outstanding notes payable of $926 million (before loan premium), of which $489.9 million, or 52.8%, was variable rate debt. $156.5 million of the variable rate debt is subject to the interest rate contracts described in footnotes 7 and 9 in the table below.

The following table sets forth information as of December 31, 2013 with respect to our outstanding indebtedness (in thousands).

	Outstanding
Debt	December 31, 2013	December 31, 2012	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$155,000	$55,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street(2)	—	33,700	5.85%	2/1/2014
Mortgage loan secured by 3401 Exposition Boulevard(3)	13,233	—	LIBOR+3.80%	5/31/2014
Mortgage loan secured by 6922 Hollywood Boulevard(4)	40,396	41,243	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan	15,000	138	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(5)	88,540	—	6.313%	9/6/2016
Mortgage loan secured by 901 Market(6)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(7)	566	—	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Sunset Gower/Sunset Bronson(8)	97,000	92,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center(9)	105,853	107,492	5.134%	5/1/2018
Mortgage loan secured by First & King(10)	95,000	—	LIBOR+1.60%	8/31/2018
Mortgage loan secured by Met Park North(11)	64,500	—	LIBOR+1.55%	8/1/2020
Mortgage loan secured by First Financial(12)	43,000	43,000	4.580%	2/1/2022
Mortgage loan secured by 10950 Washington(13)	29,300	29,711	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(14)	129,000	129,000	3.954%	11/7/2022
Subtotal	$925,988	$580,884
Unamortized loan premium, net(15)	5,320	1,201
Total	$931,308	$582,085
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property. We repaid this loan on November 1, 2013.

(3)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property.

(4)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property. This loan is amortizing based on a 30-year amortization schedule.

(5)
This loan was assumed on June 14, 2013 in connection with the contribution of the Pinnacle II building to the Company’s joint venture with MDP/Worthe. This loan bore interest only for the first five years. Beginning with the payment due October 6, 2011, monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule.

(6)
On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49,600 upon closing, with the ability to draw up to an additional $11,900 for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(7)
We have the ability to draw up to $65,500 for budgeted site-work, construction of a parking garage, base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of the property.

(8)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50,000 of the loan through February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42,000 of the loan through February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to increase the outstanding balance from $92,000 to $97,000, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018.

(9)	This loan is amortizing based on a 30-year amortization schedule.

(10)
This loan bears interest only for the first two years. Beginning with the payment due August 1, 2015, monthly debt service will include annual debt amortization payments of $1,604 based on a 30-year amortization schedule.

(11)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020.

(12)
This loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(13)	This loan is amortizing based on a 30-year amortization schedule.

(14)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule.

(15)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 6922 Hollywood Boulevard and Pinnacle II.

Contractual Obligations
The following table provides information with respect to our commitments at December 31, 2013, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extensions.

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on mortgage loans(1)	$925,987	$17,896	$360,372	$362,282	$185,437
Interest payments(1)(2)	198,982	33,253	91,907	51,348	22,474
Operating leases	4,025	758	2,414	853	—
Tenant-related commitments	116,009	116,009	—	—	—
Ground leases(3)	57,910	1,417	4,251	4,251	47,991
Total:	$1,302,913	$169,333	$458,944	$418,734	$255,902

(1)
As of December 31, 2013, we had drawn approximately $55.0 million under our unsecured revolving credit facility. Subsequent to December 31, 2013, we fully repaid the outstanding balance of our unsecured revolving credit facility.

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

Off Balance Sheet Arrangements
At December 31, 2013, we did not have any off-balance sheet arrangements.
Cash Flows
Cash Flows
Comparison of twelve months ended December 31, 2013 to twelve months ended December 31, 2012 is as follows:

	Twelve Months Ended December 31,
	2013	2012	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$41,547	$42,821	$(1,274)	(3.0)%
Net cash used in investing activities	(424,042)	(423,470)	(572)	0.1%
Net cash provided by financing activities	393,947	385,848	8,099	2.1%

Cash and cash equivalents were $30.4 million and $18.9 million at December 31, 2013 and December 31, 2012, respectively.

Operating Activities
Net cash provided by operating activities decreased by $(1.3) million to $41.5 million for the twelve months ended December 31, 2013 compared to $42.8 million for the twelve months ended December 31, 2012. The decrease was primarily attributable to an increase in deferred leasing costs and lease intangible costs associated with newly signed leases at 1455 Market, Rincon Center, and 275 Brannan, an increase in general and administrative costs and an increase in debt service, compared to the twelve months ended December 31, 2012. The decrease was partially offset by an increase in cash NOI, as defined, from our office properties, primarily from the acquisitions of the Pinnacle I and Pinnacle II buildings on November 8, 2012 and June 14, 2013, respectively, and the acquisition of the Seattle Portfolio on July 31, 2013, and a lease termination payment from a tenant at our 1455 Market property.

Investing Activities
Net cash used in investing activities increased $0.6 million to $424.0 million for the twelve months ended December 31, 2013 compared to $423.5 million for twelve months ended December 31, 2012. The increase was primarily attributable to the increase in additions to investment property primarily as a result in increased tenant improvement costs and redevelopment costs during the twelve months ended December 31, 2013 as compared to the twelve months ended December 31, 2012 partially offset by the sale of our City Plaza property on July 12, 2013.

Financing Activities
Net cash provided by financing activities increased $8.1 million to $393.9 million for the twelve months ended December 31, 2013 compared to $385.8 million for the twelve months ended December 31, 2012. The increase was due to greater proceeds from property financings, partially offset by increase in repayment of debt and an increase in dividends paid to common stock and unit holders as compared to the twelve months ended December 31, 2012. In addition, we issued equity (both common and preferred) securities generating total proceeds, after underwriters’ discounts, of approximately $246.9 million (before transaction costs) in 2012 compared to equity securities generating total proceeds, after underwriters’ discounts, of approximately $189.9 million (before transaction costs) in 2013.

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
Our unsecured revolving credit facility, as well as the loans on each of our 901 Market, 275 Brannan, 3401 Exposition Boulevard, First & King, and Element LA properties, are not subject to interest rate hedges. As of December 31, 2013, we had $155.0 million drawn under our unsecured revolving credit facility.

Therefore, with respect to the $155.0 million drawn under our unsecured revolving credit facility, the $97.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties ($5.0 million of which is not subject to an interest rate contract), the $49.6 million loan on our 901 Market property, the $13.2 million loan on our 3401 Exposition Blvd. property, the $15.0 million loan on our 275 Brannan property, the $95.0 million loan on our First & King property, and the $0.6 million loan on our Element LA property, if one-month LIBOR as of December 31, 2013 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $4.2 million.
As of December 31, 2013, we had outstanding notes payable of $926.0 million (before loan premium), of which $489.9 million, or 52.8%, was variable rate debt. $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 8 to the table above, and $64.5 million of the variable rate debt is subject to the interest rate contract described in footnote 10 to the table above, and $436.1 million of which was fixed rate secured mortgage loans. As of December 31, 2013, the estimated fair value of our fixed rate secured mortgage loans was $445.2 million. The estimated fair value of our variable rate debt equals the carrying value.

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
Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (1992 Framework). Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.
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
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

Item 9B.  Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

Item 11.    Executive Compensation
The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2014.

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

10.58	Limited Liability Company Agreement of Hudson MC Partners, LLC, dated as of November 8, 2012.(21)

10.59	Acquisition and Contribution Agreement between Media Center Development, LLC and P2 Hudson Partners, LLC for Pinnacle 2 Property Located at 3300 West Olive Avenue, Burbank, California.(21)
10.60	Loan Agreement dated as of November 8, 2012 between P1 Hudson MC Partners, LLC, as Borrower and Jefferies Loancore LLC, as Lender.(21)
10.61	First Amendment to Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(19)
10.62	2013 Outperformance Award Agreement.(20)*
10.63	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.
10.64
Amendment No. 1 to the Credit Agreement among the Company, Hudson Pacific Properties, L.P., as Borrower, and each of the Lenders party thereto (as defined in the original credit agreement, dated August 3, 2012).(24)

10.65
Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.(25)

10.66
First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.(26)

10.67	Supplemental Federal Income Tax Considerations.(27)
10.68	2014 Outperformance Award Agreement.(28)*
10.69	Consulting Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P., and Howard S. Stern dated January 16, 2014.(29)*
10.70	Addendum to Outperformance Agreement.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2013, 2012, 2011, 2010 and 2009.
22.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(18)
101
The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 12, 2012.
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2013.
(21)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(22)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2013.
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2013.
(26)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2013.
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 3, 2014.
(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 16, 2014.
*	Denotes a management contract or compensatory plan or arrangement.
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

HUDSON PACIFIC PROPERTIES, INC.

March 3, 2014	/s/ VICTOR J. COLEMAN
VICTOR J. COLEMAN
Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Victor J. Coleman and Mark T. Lammas, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Hudson Pacific Properties, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2014
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Financial Officer (Principal Financial Officer)	March 3, 2014
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014
Harout K. Diramerian
/S/ RICHARD B. FRIED	Director	March 3, 2014
Richard B. Fried
/S/ THEODORE R. ANTENUCCI	Director	March 3, 2014
Theodore R. Antenucci
/S/ JONATHAN M. GLASER	Director	March 3, 2014
Jonathan M. Glaser
/S/ MARK D. LINEHAN	Director	March 3, 2014
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	March 3, 2014
Robert M. Moran, Jr.
/S/ BARRY A. PORTER	Director	March 3, 2014
Barry A. Porter
/S/ PATRICK WHITESELL	Director	March 3, 2014
Patrick Whitesell

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (1992 Framework). Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer

/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Hudson Pacific Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hudson Pacific Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Pacific Properties, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Pacific Properties, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California
March 3, 2014

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
REAL ESTATE ASSETS
Land	$581,842	$478,273
Building and improvements	1,260,161	831,791
Tenant improvements	108,802	75,094
Furniture and fixtures	14,396	11,545
Property under development	70,129	23,961
Total real estate held for investment	2,035,330	1,420,664
Accumulated depreciation and amortization	(116,342)	(80,303)
Investment in real estate, net	1,918,988	1,340,361
Cash and cash equivalents	30,356	18,904
Restricted cash	16,750	14,322
Accounts receivable, net	8,253	12,167
Notes receivable	—	4,000
Straight-line rent receivables	22,030	12,732
Deferred leasing costs and lease intangibles, net	112,204	81,010
Deferred finance costs, net	8,577	8,175
Interest rate contracts	192	71
Goodwill	8,754	8,754
Prepaid expenses and other assets	5,170	4,588
Assets associated with real estate held for sale	—	54,608
TOTAL ASSETS	$2,131,274	$1,559,692
LIABILITIES AND EQUITY
Notes payable	$931,308	$582,085
Accounts payable and accrued liabilities	27,511	18,578
Below-market leases, net	45,441	31,560
Security deposits	6,022	5,291
Prepaid rent	7,651	11,276
Obligations associated with real estate held for sale	—	1,205
TOTAL LIABILITIES	1,017,933	649,995
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,475	12,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares outstanding at December 31, 2013 and December 31, 2012, respectively	145,000	145,000
Common stock, $0.01 par value, 490,000,000 authorized, 57,230,199 shares and 47,496,732 shares outstanding at December 31, 2013 and December 31, 2012, respectively	572	475
Additional paid-in capital	903,984	726,605
Accumulated other comprehensive deficit	(997)	(1,287)
Accumulated deficit	(45,113)	(30,580)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,003,446	840,213
Non-controlling interest—members in Consolidated Entities	45,683	1,460
Non-controlling common units in the Operating Partnership	53,737	55,549
TOTAL EQUITY	1,102,866	897,222
TOTAL LIABILITIES AND EQUITY	$2,131,274	$1,559,692

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2013	2012	2011
Revenues
Office
Rental	$124,839	$88,459	$69,145
Tenant recoveries	25,870	22,029	21,954
Parking and other	14,732	9,840	5,643
Total office revenues	165,441	120,328	96,742
Media & entertainment
Rental	23,003	23,598	21,617
Tenant recoveries	1,807	1,598	1,539
Other property-related revenue	15,072	14,733	13,638
Other	235	204	187
Total media & entertainment revenues	40,117	40,133	36,981
Total revenues	205,558	160,461	133,723
Operating expenses
Office operating expenses	63,434	50,599	42,312
Media & entertainment operating expenses	24,149	24,340	22,446
General and administrative	19,952	16,497	13,038
Depreciation and amortization	70,063	54,758	41,983
Total operating expenses	177,598	146,194	119,779
Income from operations	27,960	14,267	13,944
Other expense (income)
Interest expense	25,470	19,071	17,480
Interest income	(272)	(306)	(73)
Acquisition-related expenses	1,446	1,051	1,693
Other income	(99)	(92)	443
	26,545	19,724	19,543
Income (loss) from continuing operations	1,415	(5,457)	(5,599)
Income from discontinued operations	1,571	451	3,361
Impairment loss from discontinued operations	(5,580)	—	—
Net (loss) income from discontinued operations	(4,009)	451	3,361
Net (loss)	$(2,594)	$(5,006)	$(2,238)
Net income attributable to preferred stock and units	(12,893)	(12,924)	(8,108)
Net income attributable to restricted shares	(300)	(295)	(231)
Net loss (income) attributable to non-controlling interest in Consolidated Entities	321	21	(803)
Net loss attributable to common units in the Operating Partnership	633	1,014	946
Net loss attributable to Hudson Pacific Properties, Inc. common stockholders	$(14,833)	$(17,190)	$(10,434)
Basic and diluted per share amounts:
Net loss from continuing operations attributable to common stockholders	$(0.20)	$(0.42)	$(0.46)
Net (loss) income from discontinued operations	(0.07)	0.01	0.11
Net loss attributable to common stockholders’ per share—basic and diluted	$(0.27)	$(0.41)	$(0.35)
Weighted average shares of common stock outstanding—basic and diluted	55,182,647	41,640,691	29,392,920

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2013	2012	2011
Net loss	$(2,594)	$(5,006)	$(2,238)
Other comprehensiveincome (loss): cash flow hedge adjustment	303	(429)	(967)
Comprehensive loss	(2,291)	(5,435)	(3,205)
Comprehensive income attributable to preferred stock and units	(12,893)	(12,924)	(8,108)
Comprehensive income attributable to restricted shares	(300)	(295)	(231)
Comprehensive income (loss) attributable to non-controlling interest in consolidated real estate entities	321	21	(803)
Comprehensive loss attributable to common units in the Operating Partnership	620	1,039	1,024
Comprehensive loss attributable to Hudson Pacific Properties, Inc. stockholders	$(14,543)	$(17,594)	$(11,323)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest - Members in Consolidated Entities	Total Equity
Balance, January 1, 2011	22,436,950	224	$87,500	$411,598	$(3,482)	$6	$65,684	$—	$561,530
Contributions	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	(432)	—	—	—	—	(432)
Proceeds from sale of common stock, net of underwriters' discount	7,992,500	80	—	110,928	—	—	—	—	111,008
Proceed from private placement	3,125,000	31	—	45,657	—	—	—	—	45,688
Common stock issuance transaction costs	—	—	—	(2,061)	—	—	—	—	(2,061)
Series B stock issuance transaction costs	—	—	—	(600)	—	—	—	—	(600)
Issuance of restricted stock	316,092	4	—	(4)	—	—	—	—	—
Forfeiture of restricted stock	(7,535)	—	—	—	—	—	—	—	—
Shares repurchased	(22,153)	(1)	—	(303)	—	—	—	—	(304)
Declared Dividend	—	—	(7,328)	(15,400)	—	—	(1,304)	—	(24,032)
Amortization of stock based compensation	—	—	—	2,660	—	—	—	—	2,660
Net income (loss)	—	—	7,328	—	(10,203)	—	(946)	—	(3,821)
Cash Flow Hedge Adjustment	—	—	—	—	—	(889)	(78)	—	(967)
Balance, December 31, 2011	33,840,854	$338	$87,500	$552,043	$(13,685)	$(883)	$63,356	$—	$688,669
Proceeds from sale of common stock, net of underwriters’ discount	13,225,000	132	—	190,666	—	—	—	—	190,798
Contributions	—	—	—	—	—	—	—	1,481	1,481
Common stock issuance transaction costs	—	—	—	(727)	—	—	—	—	(727)
Issuance of Series B Cumulative Redeemable Preferred Stock	—	—	57,500	—	—	—	—	—	57,500
Series B stock issuance transaction costs	—	—	—	(1,870)	—	—	—	—	(1,870)
Issuance of unrestricted stock	7,094	—	—	—	—		—	—	—
Issuance of restricted stock	268,060	2	—	(2)	—	—	—	—	—
Forfeiture of restricted stock	(1,474)	—	—	—	—	—	—	—
Shares repurchased	(71,180)	—	—	(1,385)	—	—	—	—	(1,385)
Declared Dividend	—	—	(12,144)	(21,972)	—	—	(1,227)	—	(35,343)
Amortization of stock based compensation	—	—	—	4,314	—	—	—	—	4,314
Net income (loss)	—	—	12,144	—	(16,895)	—	(1,014)	(21)	(5,786)
Cash Flow Hedge Adjustment	—	—	—	—	—	(404)	(25)	—	(429)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY—(Continued)
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest - Members in Consolidated Entities	Total Equity
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	228,378	3	—	5,538	$—	$—	(5,541)	—	—
Balance, December 31, 2012	47,496,732	$475	$145,000	$726,605	$(30,580)	$(1,287)	$55,549	$1,460	$897,222
Contributions	—	—	—	—	—	—	—	45,704	45,704
Distributions	—	—	—	—	—	—	—	(1,160)	(1,160)
Proceeds from sale of common stock, net of underwriters’ discount	9,812,644	98	—	202,444	—	—	—	—	202,542
Common stock issuance transaction costs	—	—	—	(577)	—	—	—	—	(577)
Issuance of unrestricted stock	5,756	—	—	—	—	—	—	—	—
Issuance of restricted stock	44,219	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,415)	—	—	—	—	—	—	—	—
Shares repurchased	(125,737)	(1)	—	(2,755)	—	—	—	—	(2,756)
Declared Dividend	—	—	(12,144)	(28,415)	—	—	(1,192)	—	(41,751)
Amortization of stock-based compensation	—	—		6,682	—	—	—	—	6,682
Net income (loss)	—	—	12,144	—	(14,533)	—	(633)	(321)	(3,343)
Cash Flow Hedge Adjustment	—	—	—	—	—	290	13	—	303
Balance, December 31, 2013	57,230,199	$572	$145,000	$903,984	$(45,113)	$(997)	$53,737	$45,683	$1,102,866

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,594)	$(5,006)	$(2,238)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,852	57,024	44,660
Amortization of deferred financing costs and loan premium, net	486	1,126	1,014
Amortization of stock-based compensation	6,454	4,212	2,660
Straight-line rent receivables	(10,383)	(3,365)	(4,098)
Amortization of above-market leases	2,542	3,757	3,312
Amortization of below-market leases	(8,570)	(7,321)	(3,961)
Amortization of lease incentive costs	36	91	407
Bad debt expense	959	724	946
Amortization of ground lease	247	247	266
Impairment loss	5,580	—	—
Change in operating assets and liabilities:
Restricted cash	807	(4,801)	(5,400)
Accounts receivable	3,557	(4,203)	(5,431)
Deferred leasing costs and lease intangibles	(24,213)	(5,496)	(4,188)
Prepaid expenses and other assets	(803)	323	(361)
Accounts payable and accrued liabilities	957	4,554	3,659
Security deposits	(500)	232	599
Prepaid rent	(3,867)	723	236
Net cash provided by operating activities	$41,547	$42,821	$32,082
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	$(87,153)	$(27,150)	$(16,385)
Property acquisitions	(389,883)	(392,320)	(114,219)
Acquisition of Notes receivable	—	(4,000)	—
Proceeds from sale of real estate	52,994	—	—
Net cash used in investing activities	$(424,042)	$(423,470)	$(130,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	$444,927	$326,738	$365,500
Payments of notes payable	(202,122)	(143,761)	(384,958)
Proceeds from issuance of common stock	202,542	190,798	111,008
Proceeds from private placement of common stock	—	—	45,688
Common stock issuance transaction costs	(577)	(727)	(2,061)
Proceeds from issuance of Series B cumulative redeemable preferred stock	—	57,500	—
Series B stock issuance transaction costs	—	(1,870)	(600)
Dividends paid to common stock and unit holders	(29,607)	(23,199)	(16,704)
Dividends paid to preferred stock and unit holders	(12,893)	(12,924)	(8,108)
Redemption of 6.25% series A cumulative redeemable preferred units	(2,000)	—	—
Distribution to non-controlling member in consolidated real estate entity	(1,160)	—	(432)
Acquisition of non-controlling member in consolidated real estate entity	—	—	(41,131)
Repurchase of vested restricted stock	(2,756)	(1,385)	—
Payment of loan costs	(2,407)	(5,322)	(4,850)
Net cash provided by financing activities	$393,947	$385,848	$63,352
Net increase (decrease) in cash and cash equivalents	11,452	5,199	(35,170)
Cash and cash equivalents—beginning of period	$18,904	$13,705	$48,875
Cash and cash equivalents—end of period	$30,356	$18,904	$13,705

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Twelve Months Ended December 31,
	2013	2012	2011
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$28,894	$18,586	$16,644
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(2,554)	$(751)	$1,701
Assumption of secured debt in connection with property acquisitions (Notes 3 and 6)	$102,299	$—	$75,947
Non-controlling interest in consolidated real estate entity (Note 3)	$45,704	$1,481	$—
Assumption of other assets and liabilities in connection property acquisitions, net (Note 3)	$(2,423)	$(889)	$1,016
Accounts payable and accrued liabilities for distributions to members	$—	$—	$359

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands, except square footage and share data or as otherwise noted)

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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of December 31, 2013, we owned a portfolio of 24 office properties and two media and entertainment properties. These properties are located in California and Washington.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated.

Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs were approximately $1.9 million and $1.4 million for the twelve months ended December 31, 2013 and 2012, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Capitalized interest was approximately $4.6 million and $1.5 million for the twelve months ended December 31, 2013 and 2012, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

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

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company recorded $5.6 million of impairment charges related to a property sold during the twelve months ended December 31, 2013 with no comparable charge for the twelve months ended December 31, 2012. There were no properties held for sale at December 31, 2013 and one property was held for sale at December 31, 2012.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of December 31, 2013 was $8,754. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the twelve months ended December 31, 2013 and 2012.

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

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At December 31, 2013 and December 31, 2012, respectively, the Company has reserved $328 and $8 of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $959, $724 and $946 of bad debt expense for the twelve months ended December 31, 2013, 2012 and 2011.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	December 31, 2013	December 31, 2012
Accounts receivable	$9,496	$13,765
Allowance for doubtful accounts	(1,243)	(1,598)
Accounts receivable, net	$8,253	$12,167

Notes Receivable

Notes receivable consisted of a loan we acquired on August 14, 2012 from Jeffries LoanCore LLC in the amount of $4.0 million. The borrower under the loan was WIP 3401 Expo BLVD Mezz, LLC (“WEBM”), which was the sole member of WIP 3401 Expo BLVD, LLC (“WEB”), the owner of that certain property located at 3401 Exposition Blvd. in Santa Monica, California (“3401 Exposition Boulevard”). The property is an approximately 63,376 square-foot office and industrial building currently being renovated for creative office uses. The loan was secured by, among other things, WEBM’s membership interest in WEB, bore interest at the rate of LIBOR plus 1300 basis points (subject to a 100 basis points floor on LIBOR), and was scheduled to mature on June 9, 2014, subject to three one-year extension options. The interest recognized on this loan is included in interest income in the accompanying consolidated statements of operations. The carrying value of the loan approximated its fair value as it was negotiated based upon fair value of loans with similar characteristics. The loan generated income of $155 and $222 for the twelve months ended December 31, 2013 and 2012, respectively.

In connection with the Company’s purchase of 3401 Exposition Boulevard on May 22, 2013, the Company canceled the note associated with this loan and eliminated the note receivable (see note 3).

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

The Company held two interest rate contracts as of December 31, 2012 and three interest rate contracts as of December 31, 2013, all of which have been accounted for as cash flow hedges as more fully described in note 6 below.

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

Income Taxes

Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities for income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2010. To qualify as a REIT, we are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we continue to qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

We have elected, together with one of our subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that we may undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2013, the Company has not established a liability for uncertain tax positions.

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

As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$97.0 million
Interest Rate Swaps	1	$64.5 million

Non-designated Hedges

For the twelve months ended December 31, 2013 and 2012, all of the Company’s derivatives were designated as cash flow hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$192	$71	Interest rate contracts	$—	—

Total		$192	$71		—	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the twelve months ended December 31, 2013 and 2012.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Twelve Months Ended December 31,
	2013	2012	2011
Beginning Balance of OCI related to interest rate contracts	$1,465	$1,036	$69
Unrealized Loss Recognized in OCI Due to Change in Fair Value of interest rate contracts	(121)	457	1,041
Loss Reclassified from OCI into Income (as Interest Expense)	(182)	(28)	(74)
Net Change in OCI	$(303)	$429	$967
Ending Balance of Accumulated OCI Related to Derivatives	$1,162	$1,465	$1,036

Credit-Risk-Related Contingent Features

As of December 31, 2013, the Company had no derivatives that were in a net liability position.

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

3. Investment in Real Estate

A summary of the activity of our investment in real estate including City Plaza is as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment in real estate
Beginning balance	$1,475,955	$1,060,504	$864,735
Acquisitions	538,322	390,370	181,926
Improvements, capitalized costs	89,707	27,901	14,354
Disposal	(9,638)	(2,820)	(511)
Cost of property sold	(59,016)	—	—
Ending Balance	$2,035,330	$1,475,955	$1,060,504
Accumulated depreciation
Beginning balance	$(85,184)	$(53,329)	$(27,113)
Additions	(41,454)	(34,675)	(26,727)
Deletions	10,296	2,820	511
Ending Balance	$(116,342)	$(85,184)	$(53,329)

Acquisitions

During 2013, we acquired the following properties: 3401 Exposition, Pinnacle II, the Seattle Portfolio, and 1861 Bundy. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	3401 Exposition	Pinnacle II	Seattle Portfolio	1861 Bundy
Date of Acquisition	May 22, 2013	June 14, 2013	July 31, 2013	September 26, 2013	Total
Consideration paid
Cash consideration	$8,489	$1,505	$368,389	$11,500	$389,883
Notes Receivable	4,000	—	—	—	4,000
Debt Assumed	13,233	89,066	—	—	102,299
Non-controlling interest in consolidated real estate entity	—	45,704	—	—	45,704
Total consideration	$25,722	$136,275	$368,389	$11,500	$541,886
Allocation of consideration paid
Investment in real estate, net	$25,439	$134,289	$367,094	$11,500	$538,322
Deferred leasing costs and lease intangibles, net	—	12,637	21,619	—	34,256
Fair market unfavorable debt value	—	(5,820)	—	—	(5,820)
Below-market leases	—	(7,783)	(14,666)	—	(22,449)
Other (liabilities) asset assumed, net	283	2,952	(5,658)	—	(2,423)
Total consideration paid	$25,722	$136,275	$368,389	$11,500	$541,886

During 2012, we acquired the following properties: 10900 Washington, 901 Market Street, Element LA (Olympic Bundy), 1455 Gordon Street and Pinnacle I. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

	10900 Washington	901 Market	Element LA	1455 Gordon Street	Pinnacle I
Date of Acquisition	April 5, 2012	June 1, 2012	September 5, 2012	September 21, 2012	November 8, 2012	Total
Consideration paid
Cash consideration	$2,605	$90,871	$88,436	$2,385	$208,023	$392,320
Non-controlling interest in consolidated real estate entity	—	—	—	—	1,481	1,481
Total consideration	$2,605	$90,871	$88,436	$2,385	$209,504	$393,801
Allocation of consideration paid
Investment in real estate, net	$2,600	$97,187	$88,024	$2,384	$200,175	$390,370
Above-market leases	—	—	—	—	167	167
Leases in place	—	2,968	1,325	96	11,710	16,099
Other lease intangibles	—	548	46	22	3,456	4,072
Below-market leases	—	(10,249)	(666)	(27)	(5,076)	(16,018)
Other (liabilities) asset assumed, net	5	417	(293)	(90)	(928)	(889)
Total consideration paid	$2,605	$90,871	$88,436	$2,385	$209,504	$393,801

During 2011, we acquired the following properties: 604 Arizona, 275 Brannan, 625 Second Street, 6922 Hollywood Boulevard, and 6050 Ocean Way/1455 N. Beachwood. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for these acquisitions:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	604 Arizona	275 Brannan	625 Second Street	6922 Hollywood Boulevard	6050 Ocean Way/1455 N. Beachwood
Date of Acquisition	July 26, 2011	August 19, 2011	September 1, 2011	November 22, 2011	December 12, 2011	Total
Consideration paid
Cash consideration	$21,373	$12,370	$23,419	$50,555	$6,502	$114,219
Debt Assumed	—	—	33,700	42,247	—	75,947
Total consideration	$21,373	$12,370	$57,119	$92,802	$6,502	$190,166
Allocation of consideration paid
Investment in real estate, net	$20,366	$12,250	$53,394	$88,999	$6,916	$181,925
Above-market leases	—	—	465	2,571	—	3,036
Leases in-place	1,121	—	2,799	4,767	—	8,687
Other lease intangibles	117	—	1,286	2,028	—	3,431
Fair market unfavorable debt value	—	—	(490)	(1,600)	—	(2,090)
Below-market leases	(104)	—	(1,054)	(4,265)	(416)	(5,839)
Other (liabilities) asset assumed, net	(127)	120	719	302	2	1,016
Total consideration paid	$21,373	$12,370	$57,119	$92,802	$6,502	$190,166

In addition, on April 29, 2011 we acquired the remaining 49% interest in the Rincon Center property for approximately $38.7 million (before closing costs and prorations).

The table below shows the pro forma financial information for the twelve months ended December 31, 2013 and 2012 as if these properties had been acquired as of January 1, 2012.

	Twelve Months Ended December 31,
	2013	2012
Total revenues	$224,102	$190,501
Net loss	$(5,620)	$(13,741)

Dispositions

On May 31, 2013, the Company entered into an agreement to sell its City Plaza property for approximately $56.0 million (before certain credits, prorations, and closing costs). The transaction closed on July 12, 2013. The transaction resulted in an approximately $5.6 million impairment loss. The Company reclassified City Plaza’s results of operations for the twelve months ended December 31, 2013 and 2012 to discontinued operations on its consolidated statements of operations.

The following table sets forth the discontinued operations for the twelve months ended December 31, 2013, 2012 and 2011 for the City Plaza:

	Twelve Months Ended December 31,
	2013	2012	2011
Total office revenues	$4,321	$5,695	$8,466
Office operating expenses	(1,961)	(2,978)	(2,428)
Depreciation and amortization	(789)	(2,266)	(2,677)
Income from discontinued operations	$1,571	$451	$3,361

4. Deferred Leasing Costs and Lease Intangibles, net
The following summarizes our deferred leasing costs and lease intangibles as of:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	December 31, 2013	December 31, 2012
Above-market leases	$17,446	$17,283
Leases in place	87,119	67,097
Below-market ground leases	7,513	7,513
Other lease intangibles	37,450	30,747
Deferred leasing costs	30,116	9,302
	$182,751	$131,942
Accumulated amortization	(70,547)	(50,932)
Deferred leasing costs and lease intangibles, net	$112,204	$81,010

Below-market leases	67,541	46,042
Accumulated accretion	(22,100)	(14,482)
Below-market leases, net	$45,441	$31,560

During the years ended December 31, 2013, 2012 and 2011, the Company recognized $24,374, $19,822, and $17,671, respectively, of amortization expense related to lease costs and in-place leases, and amortized $2,542, $3,757, and $3,312 respectively, of above-market leases against rental revenue. As of December 31, 2013, the weighted-average amortization period for lease intangibles is 7.78 years.

As of December 31, 2013, the estimated aggregate amortization of deferred leasing costs and lease intangible assets, net for each of the next five years and thereafter are as follows:

Year ended	Deferred leasing costs and lease intangibles, net
2014	20,903
2015	18,607
2016	16,022
2017	12,883
2018	11,142
Thereafter	32,647
$112,204

During the years ended December 31, 2013, 2012 and 2011, the Company amortized $8,570, $7,321, and $3,961, respectively of below-market leases in rental revenue.     As of December 31, 2013, the weighted-average amortization period for below-market leases is 7.23 years.

As of December 31, 2013 the estimated amortization of below-market leases, net for each of the next five years and thereafter are as follows:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

Year ended	Below Market Lease
2014	$6,942
2015	6,595
2016	6,292
2017	5,910
2018	5,395
Thereafter	14,307
$45,441

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following as of:

	December 31, 2013	December 31, 2012
Prepaid insurance	$2,677	$2,809
Prepaid property taxes	5	48
Corporate furniture, fixtures and equipment, net of accumulated depreciation of $629 and $499 respectively	490	167
Trade name, net of accumulated amortization of $649 and $548, respectively	372	473
Other	1,626	1,091
	$5,170	$4,588

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
As of December 31, 2013, we were in compliance with our facility’s financial covenants. As of December 31, 2013, we had approximately $250.0 million of total borrowing capacity under our unsecured revolving credit facility, $155.0 million of which had been drawn.
The following table sets forth information as of December 31, 2013 with respect to our outstanding indebtedness (in thousands).

	Outstanding as of
Debt	December 31, 2013	December 31, 2012	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$155,000	$55,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 625 Second Street(2)	—	33,700	5.85%	2/1/2014
Mortgage loan secured by 3401 Exposition Boulevard(3)	13,233	—	LIBOR+3.80%	5/31/2014
Mortgage loan secured by 6922 Hollywood Boulevard(4)	40,396	41,243	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan	15,000	138	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(5)	88,540	—	6.313%	9/6/2016
Mortgage loan secured by 901 Market(6)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(7)	566	—	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Sunset Gower/Sunset Bronson(8)	97,000	92,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center(9)	105,853	107,492	5.134%	5/1/2018
Mortgage loan secured by First & King(10)	95,000	—	LIBOR+1.60%	8/31/2018
Mortgage loan secured by Met Park North(11)	64,500	—	LIBOR+1.55%	8/1/2020
Mortgage loan secured by First Financial(12)	43,000	43,000	4.580%	2/1/2022
Mortgage loan secured by 10950 Washington(13)	29,300	29,711	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(14)	129,000	129,000	3.954%	11/7/2022
Subtotal	$925,988	$580,884
Unamortized loan premium, net(15)	5,320	1,201
Total	$931,308	$582,085
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on September 1, 2011 in connection with the closing of our acquisition of the 625 Second Street property. We repaid this loan on November 1, 2013.

(3)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property.

(4)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property. This loan is amortizing based on a 30-year amortization schedule.

(5)
This loan was assumed on June 14, 2013 in connection with the contribution of the Pinnacle II building to the Company’s joint venture with M. David Paul & Associates/Worthe Real Estate Group. This loan bore interest only for the first five years. Beginning with the payment due October 6, 2011, monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule.

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

(7)
We have the ability to draw up to $65,500 for budgeted site-work, construction of a parking garage, base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of the property.

(8)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50,000 of the loan through February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42,000 of the loan through February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to increase the outstanding balance from $92,000 to $97,000, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018.

(9)	This loan is amortizing based on a 30-year amortization schedule.

(10)
This loan bears interest only for the first two years. Beginning with the payment due August 1, 2015, monthly debt service will include annual debt amortization payments of $1,604 based on a 30-year amortization schedule.

(11)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan's maturity on August 1, 2020.

(12)
This loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(13)	This loan is amortizing based on a 30-year amortization schedule.

(14)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule.

(15)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 6922 Hollywood Boulevard and Pinnacle II.

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

The minimum future annual principal payments due on our secured and unsecured notes payable at December 31, 2013, excluding the non-cash loan premium amortization, were as follows (in thousands):

Year ended	Annual Principal Payments
2014	$17,896
2015	59,238
2016	295,512
2017	5,623
2018	290,228
Thereafter	257,491
Total	$925,988

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

The combined fair market value of the interest rate caps at December 31, 2013 and December 31, 2012 was $55 and $71, respectively. The fair market value of the interest rate swap at December 31, 2013 was $137.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

8. Future Minimum Base Rents and Future Minimum Lease Payments

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2013 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at December 31, 2013 are presented below for the years/periods ended December 31. The table below does not include rents under leases at our media and entertainment properties with terms of one year or less.

Year Ended	Future Minimum Base Rent
2014	$134,978
2015	156,117
2016	155,395
2017	136,077
2018	121,761
Thereafter	589,507
Total	$1,293,835
Future Minimum Lease Payments
In conjunction with the acquisition of the Sunset Gower property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) with a related party for a portion of the land. As a result of the March 2011 rent adjustment, monthly rent increased to $31, whereas the monthly rent totaled $14 at the time of acquisition. The rental rate is subject to adjustment again in March 2018 and every seven years thereafter.
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
The following table provides information regarding our future minimum lease payments at December 31, 2013 under these lease agreements.

Year Ended	Future Minimum Lease Payments
2014	$1,417
2015	1,417
2016	1,417
2017	1,417
2018	1,417
Thereafter	50,825
Total	$57,910

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

9. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for notes payable are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs. The estimated fair values of interest-rate contract/cap arrangements were derived from estimated values based on observable market data for similar instruments.

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$931,308	$940,435	$582,085	$588,191
Notes receivable	—	—	4,000	4,000
Derivative assets, disclosed as “Interest rate contracts”	192	192	71	71

10. Equity

Non-controlling Interests

Common units in the Operating Partnership

Common units in the operating partnership consisted of 2,382,563 common units of partnership interests, or common units, not owned by us. Common units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock or, at our election, issue shares of our common stock in exchange for common units on a one-for-one basis. In February 2012, one of our common unit holders required us to redeem 155,878 common units, and in December 2012, one of our common unit holders required us to redeem 72,500 common units. In both cases, we elected, in accordance with our limited partnership agreement, to issue shares of our common stock in exchange for the common units to satisfy the redemption notice. Accordingly, our outstanding common units decreased from 2,610,941 common units outstanding to the current 2,382,563 common units outstanding, with a corresponding increase to our outstanding common stock as of the date of such exchanges, as reflected in the consolidated statements of equity under the caption “—Exchange of Non-Controlling Interest of Common Units in the Operating Partnership for Common Stock.”

Non-controlling interest—members in consolidated entities

Non-controlling interest—members in consolidated entities refers to our joint venture partner, Media Center Partners, LLC, with which we entered into a joint venture, Hudson MC Partners, LLC (the “Pinnacle JV”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of December 31, 2013, we own a 65.0% in the Pinnacle JV. As of December 31, 2012 and until the acquisition by the Pinnacle JV of the 231,864 square-foot Pinnacle II building on June 14, 2013, we owned a 98.25% interest in the Pinnacle JV, which owns the 393,776 square-foot Pinnacle I building.

6.25% series A cumulative redeemable preferred units of the Operating Partnership

6.25% series A cumulative redeemable preferred units of the Operating Partnership are 419,014 series A preferred units of partnership interest in our operating partnership, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, after June 29, 2013. In October 2013, one of our series A preferred unit holders required us to redeem 80,000 series A preferred units. We elected to redeem these units for cash equal to the liquidation preference of $25.00 per unit. As a result of this redemption, our outstanding series A preferred units decreased from 499,014 units outstanding to 419,014 units outstanding. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

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

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

At-the-Market, or ATM, program

During the fourth quarter of 2012, we instituted a new At-the-Market, or ATM, program permitting sales of up to $125.0 million of stock, $12.6 million of which has been sold as of December 31, 2013.

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

The table below represents the net loss attributable to stockholders and transfers from non-controlling interest (in thousands) for the twelve months ended:

	December 31,
	2013	2012
Net loss attributable to Hudson Pacific Properties, Inc.	$(2,389)	$(4,751)
Transfers from the non-controlling interests	—	—
Increase in common stockholders additional paid-in capital for exchange of common units	—	3,780
Change from net loss attributable to common stockholders and transfer from non-controlling interests	$(2,389)	$(971)

Dividends

During the 2013, we declared dividends on our common stock and non-controlling common partnership interests of $0.500 per share and unit. We also declared dividends on our series A preferred partnership interests of $1.5625 per unit. In addition, we declared dividends on our series B preferred shares of $2.09375 per share. The fourth quarter dividends were declared on December 10, 2013 to holders of record on December 20, 2013.

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

The Company’s dividends related to its common stock (CUSIP #444097109) and described above under “Dividends,” will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions per Share	Total	Non-qualified	Qualified	Return of Capital
3/20/2013	4/1/2013	$0.12500	$0.01671	$0.01605	$0.00066	$0.10829
6/20/2013	7/1/2013	0.12500	0.01671	0.01605	0.00066	0.10829
9/20/2013	9/30/2013	0.12500	0.01671	0.01605	0.00066	0.10829
12/20/2013	12/30/2013	0.12500	0.01671	0.01605	0.00066	0.10829
	Total	$0.50000	$0.06684	$0.0642	$0.00264	$0.43316
		100%	13.3699%			86.6301%

The Company’s dividends related to its 8.375% Series B Cumulative Preferred Stock (CUSIP #444097208) and described above under “Dividends,” will be classified for United States federal income tax purposes as follows (unaudited):

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

			Ordinary Dividends
Record Date	Payment Date	Distributions per Share	Total	Non-qualified	Qualified
3/20/2013	4/1/2013	$0.52344	$0.52344	$0.50285	$0.02059
6/20/2013	7/1/2013	0.52344	0.52344	0.50285	0.02059
9/20/2013	9/30/2013	0.52344	0.52344	0.50285	0.02059
12/20/2013	12/30/2013	0.52344	0.52344	0.50285	0.02059
	Total	$2.09376	$2.09376	$2.01140	$0.08236

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

In addition, the Board of Directors awards restricted shares to employees on an annual basis as part of the employees’ annual compensation. The share-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years. These awards are generally subject to a two-year hold upon vesting.

The following table summarizes the restricted share activity for the twelve months ended December 31, 2013 and status of all unvested restricted share awards to our non-employee board members and employees at December 31, 2013:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2012	628,666	$14.93
Granted	268,060	20.33
Vested	(262,908)	15.19
Canceled	(1,474)	13.57
Outstanding at December 31, 2012	632,344	$17.12
Granted	263,039	22.16
Vested	(350,788)	16.50
Canceled	(3,415)	16.09
Outstanding at December 31, 2013	541,180	$19.98

Twelve Months Ended December 31,	Non-Vested Shares Issued		Weighted Average Grant - dated Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2013	263,039		$22.16	(350,788)	$7,664
2012	268,060		20.33	(262,908)	5,096
2011	307,282	(1)	13.72	(161,523)	2,359

(1)	Amount includes 1,653 shares canceled during twelve months ended December 31, 2011.

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

For the twelve months ended December 31, 2013 and 2012, $6,682 and $4,314, respectively, of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $6,454 and $4,212, respectively, was included in general and administrative expenses, with the remaining $228 and $102, respectively, of stock compensation capitalized to tenant improvements and deferred leasing costs and lease intangibles, net.

11. Related Party Transactions

Effective July 31, 2012, we consented to the assignment of a lease with a tenant of our 222 Kearny Street property to its subtenant, FJM Investments, LLC. The lease comprises approximately 3,707 square feet of the property’s space and has a remaining term through May 31, 2014. The annual rental obligation under the lease for calendar year 2012 is $125, the base ren1 component of which is subject to three percent annual increases. FJM Investments, LLC was co-founded by and is co-owned by one of our independent directors, Robert M. Moran, Jr.

12. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of December 31, 2013, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the twelve months ended December 31, 2013 and 2012, approximately 20% and 25%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

As of December 31, 2013, the company has commitments to tenants to deliver space totaling $116.0M

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
Summary information for the reportable segments for the twelve months ended December 31, 2013 is as follows:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	Office Properties	Media and Entertainment Properties	Total
Revenue	$165,441	$40,117	$205,558
Operating expenses	63,434	24,149	87,583
Net operating income	$102,007	$15,968	$117,975
Summary information for the reportable segments for the twelve months ended December 31, 2012 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$120,328	$40,133	$160,461
Operating expenses	50,599	24,340	74,939
Net operating income	$69,729	$15,793	$85,522
Summary information for the reportable segments for the twelve months ended December 31, 2011 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$96,742	$36,981	$133,723
Operating expenses	42,312	22,446	64,758
Net operating income	$54,430	$14,535	$68,965
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	December 31, 2013	December 31, 2012	December 31, 2011
Net operating income	$117,975	$85,522	$68,965
General and administrative	(19,952)	(16,497)	(13,038)
Depreciation and amortization	(70,063)	(54,758)	(41,983)
Interest expense	(25,470)	(19,071)	(17,480)
Interest income	272	306	73
Acquisition-related expenses	(1,446)	(1,051)	(1,693)
Other expense	99	92	(443)
Income from continuing operations	$1,415	$(5,457)	$(5,599)
There were no inter-segment sales or transfers during either of the twelve months ended December 31, 2013 and 2012.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

14. Quarterly Financial Information (unaudited)

	Three months ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenues	$57,417	$53,348	$47,390	$47,403
Income from operations	10,407	5,170	7,314	3,668
Net (loss) income from discontinued operations	(37)	(155)	(4,552)	735
Net (loss) income	3,269	(2,752)	(3,428)	317
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’	$(83)	$(5,694)	$(6,184)	$(2,872)
Net loss from continuing operations attributable to common stockholders’ per share— basic and diluted	$—	$(0.10)	$(0.03)	$(0.07)
Net (loss) income from discontinued operations per share— basic and diluted	$—	$—	$(0.08)	$0.01
Net loss attributable to common shareholders’ per share— basic and diluted	$—	$(0.10)	$(0.11)	$(0.06)
Weighted average shares of common stock outstanding— basic and diluted	56,271,285	56,144,099	56,075,747	52,184,280

	Three months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenues	$44,039	$40,565	$39,094	$36,765
Income from operations	2,176	4,530	2,405	5,203
Net (loss) income from discontinued operations	(31)	(104)	284	303
Net (loss) income	(2,971)	(274)	(2,229)	468
Net loss attributable to Hudson Pacific Properties, Inc. shareholders’	$(5,940)	$(3,395)	$(5,217)	$(2,638)
Net loss from continuing operations attributable to common stockholders’ per share— basic and diluted	$(0.13)	$(0.07)	$(0.14)	$(0.09)
Net (loss) income from discontinued operations per share— basic and diluted	$—	$—	$0.01	$0.01
Net loss attributable to common shareholders’ per share— basic and diluted	$(0.13)	$(0.07)	$(0.13)	$(0.08)
Weighted average shares of common stock outstanding— basic and diluted	46,690,196	46,668,862	39,772,030	33,320,450

15. Subsequent Events

January 2014 Common Stock Offering

On January 28, 2014, we completed the public offering of 8,250,000 shares of common stock and the exercise of the underwriters’ over-allotment option to purchase an additional 1,237,500 shares of our common stock at the public offering price of $21.50 per share. Total proceeds from the public offering, after underwriters’ discount, were approximately $195.8 million (before transaction costs).

Acquisitions

On February 28, 2014, we acquired an office building known as 3402 Pico Boulevard in Santa Monica, California for $18.5 million (before closing costs and prorations).

On February 12, 2014, we acquired an office and retail property known as “Merrill Place” located in downtown Seattle’s Pioneer Square submarket, directly adjacent to the Company’s First & King property for a gross purchase price of approximately $57.7 million (before closing costs and prorations).

Resignation of Howard Stern

On January 16, 2014, Howard Stern resigned as President and member of the Board of the Company. In connection with his resignation, Mr. Stern entered into a Consulting Agreement with the Company dated January 15, 2014 that became effective on January 16, 2014 (the “Consulting Agreement”), the term of which is one year. Under the Consulting Agreement, Mr. Stern will receive the following payments and benefits in connection with consulting services that he will provide to the Company, subject to his timely execution and non-revocation of a release of claims: (ii) an annual consulting fee of $2.5 million, payable in installments during the term, (ii) an award of 13,581 shares of the Company’s restricted common stock and continued vesting of each outstanding Company restricted stock award held by Mr. Stern as of his resignation, each of which will vest in full on January 16, 2015, subject to continued service and acceleration under certain circumstances, (iii) up to eighteen (18) months’ Company-paid COBRA coverage for Mr. Stern and his eligible dependents and (iv) expense reimbursement for reasonable out-of-pocket expenses incurred by Mr. Stern in connection with performing his services under the Consulting Agreement. Each Company “outperformance plan” award held by Mr. Stern that was outstanding as of his resignation was terminated and forfeited.

In the event that the Consulting Agreement is terminated by the Company without cause, by Mr. Stern for good reason or due to Mr. Stern’s death or disability, Mr. Stern will receive the following, subject to his timely execution and non-revocation of a release of claims: (i) continued payment of any remaining portion of Mr. Stern’s consulting fee and (ii) each of the Consulting Award and each then-outstanding Company restricted stock award will accelerate and vest in full.
Hudson Pacific Properties, Inc. 2014 Outperformance Program
The Compensation Committee of our Board of Directors adopted the Hudson Pacific Properties, Inc. 2014 Outperformance Program, or the 2014 Outperformance Program, which became effective on January 1, 2014. Participants in the 2014 Outperformance Program may earn, in the aggregate, up to $12.0 million of stock-settled awards based on our total shareholder return (“TSR”) for the three-year period beginning January 1, 2014 and ending December 31, 2016. Under the 2014 Outperformance Program, participants will be entitled to share in a performance pool with a value, subject to the $12.0 million cap, equal to the sum of: (i) 4% of the amount by which our TSR during the performance period exceeds 9% simple annual TSR (the “absolute TSR component”), plus (ii) 4% of the amount by which our TSR during the performance period exceeds that of the SNL Equity REIT Index (determined on a percentage basis that is then multiplied by the sum of (A) our market capitalization on that date, plus (B) the aggregate per share dividend over the performance period through such date) (the “relative TSR component”), except that the relative TSR component will be reduced on a linear basis from 100% to zero percent for absolute TSR ranging from 7% to zero percent simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the performance period (if any). At the end of the three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in restricted stock units (“RSUs”) that vest in equal annual installments over the two years immediately following the performance period (based on continued employment) and which carry tandem dividend equivalent rights. However, if the performance period is terminated prior to December 31, 2016 in connection with a change in control, 2014 Outperformance Program awards will be paid entirely in fully vested shares of our common stock immediately prior to the change in control. In addition to these share/RSU payments, each 2014 Outperformance Program award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the performance period on the total number of shares and RSUs ultimately issued or granted in respect of such 2014 Outperformance Program award, had such shares and RSUs been outstanding throughout the performance period.
If a participant’s employment is terminated without “cause,” for “good reason” or due to the participant’s death or disability during the performance period (referred to as qualifying terminations), the participant will be paid his or her 2014 Outperformance Program award at the end of the performance period entirely in fully vested shares (except for the performance period dividend equivalent, which will be paid in cash at the end of the performance period). Any such payment will be pro-rated in the case of a termination without “cause” or for “good reason” by reference to the participant’s period of employment during the performance period. If we experience a change in control or a participant experiences a qualifying termination of employment, in either case, after December 31, 2016, any unvested RSUs that remain outstanding will accelerate and vest in full upon such event.
The cost of the 2014 Outperformance Program (approximately $3.21 million, subject to a forfeiture adjustment equal to 10% of the total cost) will be amortized through the final vesting period under a graded vesting expense recognition schedule.

The 2014 Outperformance Program was valued, in accordance with ASC topic 718, at an aggregate of approximately $3.21 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2014 Outperformance Program awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement date, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the awards. The ultimate reward realized on account of the 2014 Outperformance Program awards by the holders of the awards is contingent on the TSR achieved on the measurement date, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2014 Outperformance Program award was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 28% and 26%, respectively; a risk free rate of 0.77%; and total dividend payments over the measurement period of $1.50 per share.

Schedule III
Consolidated Real Estate and Accumulated Depreciation
(In thousands)

		Initial Costs		Cost Capitalized subsequent to Acquisition		Gross Carrying Amount at December 31, 2013			Accumulated Depreciation at December 31, 2013	Year Built / Renovated	Year Acquired
Property name	Encumbrances at December, 31 2013	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & All Improvements	Total
Office
Technicolor Building(1)	$—	$6,599	$27,187	$26,993	$3,088	$6,599	$57,268	$63,867	$(12,460)	2008	2007
875 Howard Street Property(1)	—	18,058	41,046	14,461	1,180	18,058	56,687	74,745	(11,941)	Various	2007
First Financial	43,000	8,115	52,137	8,302	—	8,115	60,439	68,554	(6,455)	1986	2010
Tierrasanta(1)	—	3,056	9,670	912	—	3,056	10,582	13,638	(1,476)	1985	2010
Del Amo	—	—	18,000	557	—	—	18,557	18,557	(2,023)	1986	2010
9300 Wilshire	—	—	10,718	770	—	—	11,488	11,488	(1,092)	1965/2001	2010
222 Kearny(1)	—	7,563	23,793	2,253	—	7,563	26,046	33,609	(2,907)	Various	2010
Rincon Center	105,853	58,251	110,656	4,738	—	58,251	115,394	173,645	(13,861)	1985	2010
1455 Market(1)	—	41,226	34,990	19,145	—	41,226	54,135	95,361	(8,442)	1977	2010
10950 Washington	29,300	17,979	25,110	463	—	17,979	25,573	43,552	(2,965)	Various	2010
604 Arizona(1)	—	5,620	14,745	1,320	—	5,620	16,065	21,685	(1,109)	1950	2011
275 Brannan Street	15,000	4,187	8,063	13,191	1,115	4,187	22,369	26,556	(514)	1906	2011
625 Second Street(1)	—	10,744	42,650	295	—	10,744	42,945	53,689	(3,456)	1905	2011
6922 Hollywood	40,396	16,608	72,392	2,615	—	16,608	75,007	91,615	(5,772)	1965	2011
10900 Washington	—	1,400	1,200	250	—	1,400	1,450	2,850	(62)	1,973	2012
901 Market Street	49,600	17,882	79,305	7,260	—	17,882	86,565	104,447	(4,159)	1912/1985	2012
Element LA	566	75,449	12,575	24,572	3,956	75,449	41,103	116,552	(223)	1949	2012
Pinnacle I	129,000	28,518	171,657	3,401	—	28,518	175,058	203,576	(6,032)	2002	2012
Pinnacle II	88,540	15,430	115,537	45	—	15,430	115,582	131,012	(1,945)	2005	2013
3401 Exposition	13,233	14,120	11,319	3,538	331	14,120	15,188	29,308	—	1961	2013
First & King	95,000	35,899	184,437	15	—	35,899	184,452	220,351	(2,254)	1904/2009	2013
Met Park North	64,500	28,996	71,768	1,185	—	28,996	72,953	101,949	(856)	2000	2013
Northview	—	4,803	41,191	30	—	4,803	41,221	46,024	(690)	1991	2013
1861 Bundy	—	4,320	7,180	1,382	88	4,320	8,650	12,970	—	1950	2013

		Initial Costs		Cost Capitalized subsequent to Acquisition		Gross Carrying Amount at December 31, 2013			Accumulated Depreciation at December 31, 2013	Year Built / Renovated	Year Acquired
Property name	Encumbrances at December, 31 2013	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & All Improvements	Total
Media & Entertainment
Sunset Gower(2)	97,000	79,321	64,697	12,846	70	79,321	77,613	156,934	(14,093)	Various	2007, 2011, 2012
Sunset Bronson(2)	—	77,698	32,374	8,724	—	77,698	41,098	118,796	(11,555)	Various	2008
Total	$770,988	$581,842	$1,284,397	$159,263	$9,828	$581,842	$1,453,488	$2,035,330	$(116,342)
______________________________

(1)	These properties are secured under this line of credit, which, as of December 31, 2013, has an outstanding balance of $155,000.

(2)
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	March 3, 2014	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)