Form 10-Q
period 2014-03-31
Hudson Pacific Properties, Inc.
filed 2014-05-12
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______
Commission File Number 001-34789
______________________________________
Hudson Pacific Properties, Inc.
(Exact name of Registrant as specified in its charter)
______________________________________

Maryland	27-1430478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11601 Wilshire Blvd., Sixth Floor Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)
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
The number of shares of common stock outstanding at May 1, 2014 was 67,029,422.

Hudson Pacific Properties, Inc.
FORM 10-Q
March 31, 2014

		Page
PART I — FINANCIAL INFORMATION		3

	Consolidated Balance Sheets for Hudson Pacific Properties, Inc. as of March 31, 2014 (Unaudited) and December 31, 2013	3
	Unaudited Consolidated Statements of Operations for Hudson Pacific Properties, Inc. for the three months ended March 31, 2014 and 2013	4
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for Hudson Pacific Properties, Inc. for the three months ended March 31, 2014 and 2013	5
	Consolidated Statements of Equity for Hudson Pacific Properties, Inc. for the three months ended March 31, 2014 (Unaudited) and year ended December 31, 2013	6
	Unaudited Consolidated Statements of Cash Flows for Hudson Pacific Properties, Inc. for the three months ended March 31, 2014 and 2013	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4.	Controls and Procedures	37

PART II — OTHER INFORMATION		37

ITEM 1.	Legal Proceedings	37

ITEM 1A.	Risk Factors	37

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

ITEM 3.	Defaults Upon Senior Securities	37

ITEM 4.	Mine Safety Disclosures	37

ITEM 5.	Other Information	37

ITEM 6.	Exhibits	38

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$622,880	$578,787
Building and improvements	1,292,169	1,250,752
Tenant improvements	112,848	107,628
Furniture and fixtures	14,491	14,396
Property under development	78,040	70,128
Total real estate held for investment	2,120,428	2,021,691
Accumulated depreciation and amortization	(126,483)	(114,866)
Investment in real estate, net	1,993,945	1,906,825
Cash and cash equivalents	29,063	30,356
Restricted cash	17,714	16,750
Accounts receivable, net	6,673	8,909
Straight-line rent receivables	24,026	21,538
Deferred leasing costs and lease intangibles, net	110,042	111,398
Deferred finance costs, net	8,028	8,582
Interest rate contracts	33	192
Goodwill	8,754	8,754
Prepaid expenses and other assets	5,143	5,170
Assets associated with real estate held for sale	12,768	12,801
TOTAL ASSETS	$2,216,189	$2,131,275
LIABILITIES AND EQUITY
Notes payable	$827,438	$931,308
Accounts payable and accrued liabilities	22,545	27,490
Below-market leases, net	46,853	45,439
Security deposits	6,147	5,941
Prepaid rent	10,565	7,623
Interest rate contracts	475	—
Obligations associated with real estate held for sale	170	133
TOTAL LIABILITIES	914,193	1,017,934
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares outstanding at March 31, 2014 and December 31, 2013, respectively	145,000	145,000
Common stock, $0.01 par value, 490,000,000 authorized, 66,795,071 shares and 57,230,199 shares outstanding at March 31, 2014 and December 31, 2013, respectively	668	572
Additional paid-in capital	1,093,774	903,984
Accumulated other comprehensive loss	(1,529)	(997)
Accumulated deficit	(43,784)	(45,113)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,194,129	1,003,446
Non-controlling interest—members in Consolidated Entities	44,224	45,683
Non-controlling common units in the Operating Partnership	53,466	53,737
TOTAL EQUITY	1,291,819	1,102,866
TOTAL LIABILITIES AND EQUITY	$2,216,189	$2,131,275

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Office
Rental	$36,010	$26,796
Tenant recoveries	5,571	5,749
Parking and other	4,479	3,927
Total office revenues	46,060	36,472
Media & entertainment
Rental	5,449	5,768
Tenant recoveries	320	418
Other property-related revenue	3,634	4,490
Other	133	236
Total media & entertainment revenues	9,536	10,912
Total revenues	55,596	47,384
Operating expenses
Office operating expenses	15,927	13,265
Media & entertainment operating expenses	6,005	5,568
General and administrative	5,776	4,989
Depreciation and amortization	16,668	18,431
Total operating expenses	44,376	42,253
Income from operations	11,220	5,131
Other expense (income)
Interest expense	6,524	5,592
Interest income	(9)	(150)
Acquisition-related expenses	105	—
Other expenses	1	45
	6,621	5,487
Income (loss) from continuing operations	4,599	(356)

Net (loss) income from discontinued operations	(66)	673
Net income	4,533	317
Net income attributable to preferred stock and units	(3,200)	(3,231)
Net income attributable to restricted shares	(69)	(79)
Net loss (income) attributable to non-controlling interest in Consolidated Entities	43	(10)
Net (income) loss attributable to common units in the Operating Partnership	(47)	131
Net income (loss) attributable to Hudson Pacific Properties, Inc. common stockholders	$1,260	$(2,872)
Basic and diluted per share amounts:
Net income (loss) from continuing operations attributable to common stockholders	0.02	(0.07)
Net income from discontinued operations	—	0.01
Net income (loss) attributable to common stockholders’ per share—basic and diluted	$0.02	$(0.06)
Weighted average shares of common stock outstanding—basic and diluted	63,625,751	52,184,280
Dividends declared per share of common stock	$0.1250	$0.1250

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Net income	$4,533	$317
Other comprehensive (loss) income: cash flow hedge adjustment	(552)	17
Comprehensive income	3,981	334
Comprehensive income attributable to preferred stock and units	(3,200)	(3,231)
Comprehensive income attributable to restricted shares	(69)	(79)
Comprehensive loss (income) attributable to non-controlling interest in consolidated real estate entities	43	(10)
Comprehensive (income) loss attributable to common units in the Operating Partnership	(27)	130
Comprehensive income (loss) attributable to Hudson Pacific Properties, Inc. stockholders	$728	$(2,856)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest — Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2013	47,496,732	$475	$145,000	$726,605	$(30,580)	$(1,287)	$55,549	$1,460	$897,222	$12,475
Contributions	—	—	—	—	—	—	—	45,704	45,704	—
Distributions	—	—	—	—	—	—	—	(1,160)	(1,160)	—
Proceeds from sale of common stock, net of underwriters’ discount	9,812,644	98	—	202,444	—	—	—	—	202,542	—
Common stock issuance transaction costs	—	—	—	(577)	—	—	—	—	(577)	—
Issuance of unrestricted stock	5,756	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	44,219	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,415)						—	—	—
Shares repurchased	(125,737)	—	—	(2,755)	—	—	—	—	(2,756)	—
Declared Dividend	—	—	(12,144)	(28,415)	—	—	(1,192)	—	(41,751)	(749)
Amortization of stock-based compensation	—	—	—	6,682	—	—	—	—	6,682	—
Net income (loss)	—	—	12,144	—	(14,533)		(633)	(321)	(3,343)	749
Cash Flow Hedge Adjustment	—	—	—	—	—	290	13	—	303	—
Balance, December 31, 2013	57,230,199	$572	$145,000	$903,984	$(45,113)	$(997)	$53,737	$45,683	$1,102,866	$10,475
Distributions	—	—	—	—	—	—	—	(1,416)	(1,416)	—
Proceeds from sale of common stock, net of underwriters’ discount	9,563,500	96	—	197,372	—	—	—	—	197,468	—
Common stock issuance transaction costs	—	—	—	(580)	—	—	—	—	(580)	—
Redemption of Series A Cumulative Redeemable Preferred Units	—	—	—	—	—	—	—	—	—	(298)
Issuance of unrestricted stock	1,372	—	—	—	—	—	—	—	—	—
Declared Dividend	—	—	(3,036)	(8,378)	—	—	(298)		(11,712)	(164)
Amortization of stock-based compensation	—	—	—	1,376	—	—	—	—	1,376	—
Net income (loss)	—	—	3,036		1,329	—	47	(43)	4,369	164
Cash Flow Hedge Adjustment	—	—	—	—	—	(532)	(20)	—	(552)	—
Balance, March 31, 2014	66,795,071	$668	$145,000	$1,093,774	$(43,784)	$(1,529)	$53,466	$44,224	$1,291,819	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,533	$317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,668	18,905
Amortization of deferred financing costs and loan premium, net	79	298
Amortization of stock-based compensation	1,277	1,726
Straight-line rent receivables	(2,685)	(1,448)
Amortization of above-market leases	658	690
Amortization of below-market leases	(1,902)	(2,209)
Amortization of lease incentive costs	53	22
Bad debt expense	83	31
Amortization of ground lease	62	62
Change in operating assets and liabilities:
Restricted cash	(964)	1
Accounts receivable	2,317	(1,514)
Deferred leasing costs and lease intangibles	(819)	(6,073)
Prepaid expenses and other assets	(13)	1,208
Accounts payable and accrued liabilities	(3,086)	5,126
Security deposits	206	265
Prepaid rent	2,934	(2,302)
Net cash provided by operating activities	19,401	15,105
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(25,099)	(19,542)
Property acquisitions	(75,580)	—
Net cash used in investing activities	(100,679)	(19,542)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	52,843	8,692
Payments of notes payable	(156,147)	(60,564)
Proceeds from issuance of common stock	197,468	189,888
Common stock issuance transaction costs	(580)	(305)
Dividends paid to common stock and unit holders	(8,676)	(7,385)
Dividends paid to preferred stock and unit holders	(3,200)	(3,231)
Redemption of 6.25% series A cumulative redeemable preferred units	(298)	—
Distribution to non-controlling member in consolidated real estate entity	(1,416)	—
Payment of loan costs	(9)	—
Net cash provided by financing activities	79,985	127,095
Net (decrease) increase in cash and cash equivalents	(1,293)	122,658
Cash and cash equivalents—beginning of period	30,356	18,904
Cash and cash equivalents—end of period	$29,063	$141,562

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$7,363	$5,331
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$2,285	$2,489
Assumption of other (assets) and liabilities in connection property acquisitions, net (Note 3)	$(449)	$—

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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of March 31, 2014, we owned a portfolio of 26 office properties and two media and entertainment properties. These properties are located in California and Washington. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The effect of all significant intercompany balances and transactions has been eliminated.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2013 Annual Report on Form 10-K and the notes thereto. Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its accrued liabilities, and its performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs were approximately $0.6 million and approximately $0.5 million for the three months ended March 31, 2014 and 2013, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Capitalized interest was approximately $1.6 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

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

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. There is one property held for sale at March 31, 2014 (which is presented as held for sale at December 31, 2013 for comparative purposes) and no properties were held for sale at December 31, 2013. No impairment indicators have been noted during the three months ended March 31, 2014 and 2013.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of March 31, 2014 was $8,754. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the three months ended March 31, 2014 and 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At March 31, 2014 and December 31, 2013 the Company has reserved $516 and $328, respectively, of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $83 and $31 of bad debt expense for the three months ended March 31, 2014 and 2013.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	March 31, 2014	December 31, 2013
Accounts receivable	7,763	10,152
Allowance for doubtful accounts	(1,090)	(1,243)
Accounts receivable, net	6,673	8,909

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

The Company held three interest rate contracts as of March 31, 2014 and December 31, 2013, respectively, all of which have been accounted for as cash flow hedges as more fully described in note 6 below.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2014, the Company has not established a liability for uncertain tax positions.

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

As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$97.0 million
Interest Rate Swaps	1	$64.5 million

Non-designated Hedges

For the three months ended March 31, 2014 and 2013, all of the Company’s derivatives were designated as cash flow hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$33	$192	Interest rate contracts	$475	—

Total		$33	$192		$475	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Beginning Balance of OCI related to interest rate contracts	1,162	1,465
Unrealized Loss Recognized in OCI Due to Change in Fair Value of interest rate contracts	634	7
Loss Reclassified from OCI into Income (as Interest Expense)	(82)	(24)
Net Change in OCI	552	(17)
Ending Balance of Accumulated OCI Related to Derivatives	1,714	1,448

Credit-Risk-Related Contingent Features

As of March 31, 2014, the Company had one derivative that was in a net liability position.

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

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). We have early adopted the amended guidance and the result did not have a meaningful impact on our consolidated financial position or results of operations.

3. Investment in Real Estate

Acquisitions

During the first quarter of 2014, we acquired the following: Merrill Place and 3402 Pico. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

	Merrill Place	3402 Pico Blvd
Date of Acquisition	February 12, 2014	February 28, 2014	Total
Consideration paid
Cash consideration	$57,034	$18,546	$75,580
Total consideration	$57,034	$18,546	$75,580
Allocation of consideration paid
Investment in real estate, net	$57,508	$18,500	$76,008
Above-market leases	173	—	173
Deferred leasing costs and lease intangibles, net	3,163	—	3,163
Below-market leases	(3,315)	—	(3,315)
Other (liabilities) asset assumed, net	(495)	46	(449)
Total consideration paid	$57,034	$18,546	$75,580

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

The table below shows the pro forma financial information for the three months ended March 31, 2014 and 2013 as if these properties had been acquired as of January 1, 2013.

	Three Months Ended March 31,
	2014	2013
Total revenues	$56,348	$48,888
Net loss	$4,504	$262

Dispositions

During the quarter ended March 31, 2014, the Company began to market its Tierrasanta office property for sale and therefore reclassified its assets and liabilities to held for sale as the March 31, 2014 and December 31, 2013.

On May 31, 2013, the Company entered into an agreement to sell its City Plaza property for approximately $56.0 million (before certain credits, prorations, and closing costs). The transaction closed on July 12, 2013. The transaction resulted in an approximately $5.6 million impairment loss which was recorded in the second quarter of 2013. The Company reclassified City Plaza’s results of operations for the three months ended March 31, 2014 and 2013 to discontinued operations on its consolidated statements of operations.

The following table sets forth the discontinued operations for the three months ended March 31, 2014 and 2013 for City Plaza:

	Three Months Ended March 31,
	2014	2013
Total office revenues	$—	$1,997
Office operating expenses	(66)	(851)
Depreciation and amortization	—	(473)
Loss from discontinued operations	$(66)	$673

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

4. Lease Intangibles

The following summarizes our deferred leasing cost and lease intangibles as of:

	March 31, 2014	December 31, 2013
Above-market leases	$16,392	$16,517
Leases in place	88,673	86,417
Below-market ground leases	7,513	7,513
Other lease intangibles	37,807	37,162
Lease buy-out costs	3,107	3,107
Deferred leasing costs	30,704	29,759
	$184,196	$180,475
Accumulated amortization	(74,154)	(69,077)
Deferred leasing costs and lease intangibles, net	$110,042	$111,398

Below-market leases	$70,829	$67,513
Accumulated accretion	(23,976)	(22,074)
Below-market leases, net	$46,853	$45,439

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

As of March 31, 2014, we were in compliance with our facility’s financial covenants. As of March 31, 2014, we had $250.0 million of total capacity under our unsecured revolving credit facility, of which $40.0 million had been drawn.

The following table sets forth information as of March 31, 2014 with respect to our outstanding indebtedness.

	Outstanding
Debt	March 31, 2014	December 31, 2013	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$40,000	$155,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 3401 Exposition Boulevard(2)	13,233	13,233	LIBOR+3.80%	6/9/2014
Mortgage loan secured by 6922 Hollywood Boulevard(3)	40,151	40,396	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan	15,000	15,000	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(4)	88,248	88,540	6.313%	9/6/2016
Mortgage loan secured by 901 Market(5)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(6)	13,287	566	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	97,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center(8)	105,544	105,853	5.134%	5/1/2018
Mortgage loan secured by First & King(9)	95,000	95,000	LIBOR+1.60%	8/31/2018
Mortgage loan secured by Met Park North(10)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by First Financial(11)	42,933	43,000	4.580%	2/1/2022
Mortgage loan secured by 10950 Washington(8)	29,188	29,300	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(12)	129,000	129,000	3.954%	11/7/2022
Subtotal	$822,684	$925,988
Unamortized loan premium, net(13)	4,754	5,320
Total	$827,438	$931,308
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property. This loan is amortizing based on a 30-year amortization schedule.

(4)
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

(5)
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

(8)	This loan is amortizing based on a 30-year amortization schedule.

(9)
This loan bears interest only for the first two years. Beginning with the payment due August 1, 2015, monthly debt service will include annual debt amortization payments of $1,604 based on a 30-year amortization schedule.

(10)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan's maturity on August 1, 2020.

(11)
This loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

(12)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule.

(13)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 6922 Hollywood Boulevard and Pinnacle II.

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

The minimum future annual principal payments due on our secured and unsecured notes payable at March 31, 2014, excluding the non-cash loan premium amortization, were as follows (in thousands):

2014 (nine months ending December 31, 2014)	$16,871
2015	59,238
2016	180,512
2017	18,344
2018	290,228
2019	3,706
Thereafter	253,785
Total	$822,684

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

The combined fair market value of the interest rate caps at March 31, 2014 and December 31, 2013 was $33 and $55, respectively. The fair market value of the interest rate swap at March 31, 2014 and December 31, 2013 was $(475) and $137, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2014 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at March 31, 2014 are presented below for the years/periods ended December 31. The table below does not include rents under leases at our media and entertainment properties with terms of one year or less.

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

2014 (nine months ending December 31, 2014)	$105,875
2015	152,830
2016	156,491
2017	138,939
2018	125,187
2019	112,903
Thereafter	457,549
Total	$1,249,774

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

The following table provides information regarding our future minimum lease payments at March 31, 2014 under these lease agreements.

2014 (nine months ending December 31, 2014)	$1,063
2015	1,417
2016	1,417
2017	1,417
2018	1,417
2019	1,417
Thereafter	49,408
Total	$57,556

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

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$827,438	$835,502	$931,308	$940,435
Derivative assets, disclosed as “Interest rate contracts”	33	33	192	192
Derivative liabilities, disclosed as “Interest rate contracts”	(475)	(475)	—	—

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

Non-controlling interest—members in consolidated entities

Non-controlling interest—members in consolidated entities refers to our joint venture partner, Media Center Partners, LLC, a California limited liability company (“MCP”), with which we have entered into a joint venture, Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of March 31, 2014, we own a 65.0% in the Pinnacle JV, which owns the 625,640 square-foot project known as The Pinnacle. As of December 31, 2012 and until the acquisition by the Pinnacle JV of the 231,864 square-foot Pinnacle II building on June 14, 2013, we owned a 98.25% interest in the Pinnacle JV, which owns the 393,776 square-foot Pinnacle I building.

6.25% series A cumulative redeemable preferred units of the Operating Partnership

6.25% series A cumulative redeemable preferred units of the Operating Partnership are 407,066 series A preferred units of partnership interest in our operating partnership, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, after June 29, 2013. In October 2013, one of our series A preferred unit holders required us to redeem 80,000 series A preferred units. We elected to redeem these units for cash equal to the liquidation preference of $25.00 per unit. As a result of this redemption, our outstanding series A preferred units decreased from 499,014 units outstanding to 419,014 units outstanding. In March 2014, one of our series A preferred unit holders required us to redeem 11,948 series A preferred units. We elected to redeem these units for cash equal to the liquidation preference of $25.00 per unit. As a result of this redemption, our outstanding series A preferred units decreased from 419,014 units outstanding to the current 407,066 units outstanding as of March 31, 2014. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

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

January 2014 Common Stock Offering

On January 28, 2014, we completed the public offering of 8,250,000 shares of common stock and the exercise of the underwriters’ option to purchase an additional 1,237,500 shares of our common stock at the public offering price of $21.50 per share. Total proceeds from the public offering, after underwriters’ discount, were approximately $195.8 million (before transaction costs).

Dividends

During the first quarter for 2014, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The first quarter dividends were declared on March 10, 2014 to holders of record on March 20, 2014.

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

The following table summarizes the restricted share activity for the three months ended March 31, 2014 and status of all unvested restricted share awards to our non-employee board members and employees at March 31, 2014:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2014	541,180	$19.98
Granted	13,581	22.09
Vested	(3,306)	15.12
Canceled	—	—
Outstanding at March 31, 2014	551,455	$20.06

Three Months Ended March 31,	Non-Vested Shares Issued	Weighted Average Grant - dated Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2014	13,581	$22.09	(3,306)	$73
2013	—	—	(3,036)	68

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

The 2012 Outperformance Program was valued, in accordance with ASC Topic 718, at an aggregate of approximately $3.49 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement dates, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2012 Outperformance Program awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement dates, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the 2012 Outperformance Program awards. The ultimate reward realized on account of the awards by the holders of the 2012 Outperformance Program awards is contingent on the TSR achieved on the measurement dates, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2012 Outperformance Program awards was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 36% and 35%, respectively; a risk free rate of 0.40%; and total dividend payments over the measurement period of $1.62 per share.

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

The 2013 Outperformance Program was valued, in accordance with ASC topic 718, at an aggregate of approximately $4.14 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement dates, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2013 Outperformance Program awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement dates, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the 2013 Outperformance Program awards. The ultimate reward realized on account of the awards by the holders of the 2013 Outperformance Program awards is contingent on the TSR achieved on the measurement dates, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2013 Outperformance Program awards was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 33% and 25%, respectively; a risk free rate of 0.38%; and total dividend payments over the measurement period of $1.50 per share.

Hudson Pacific Properties, Inc. 2014 Outperformance Program

Effective January 1, 2014, the Compensation Committee of our Board of Directors adopted the Hudson Pacific Properties, Inc. 2014 Outperformance Program, or the 2014 Outperformance Program. Participants in the 2014 Outperformance Program may earn, in the aggregate, up to $12.0 million of stock-settled awards based on our total shareholder return (“TSR”) for the three-year period beginning January 1, 2014 and ending December 31, 2016. Under the 2014 Outperformance Program, participants will be entitled to share in a performance pool with a value, subject to the $12.0 million cap, equal to the sum of: (i) 4% of the amount by which our TSR during the performance period exceeds 9% simple annual TSR (the “absolute TSR component”), plus (ii) 4% of the amount by which our TSR during the performance period exceeds that of the SNL Equity REIT Index (determined on a percentage basis that is then multiplied by the sum of (A) our market capitalization on that date, plus (B) the aggregate per share dividend over the performance period through such date) (the “relative TSR component”), except that the relative TSR component will be reduced on a linear basis from 100% to zero percent for absolute TSR ranging from 7% to zero percent simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the performance period (if any). At the end of the three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in restricted stock units (“RSUs”) that vest in equal annual installments over the two years immediately following the performance period (based on continued employment) and which carry tandem dividend

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

equivalent rights. However, if the performance period is terminated prior to December 31, 2016 in connection with a change in control, 2014 Outperformance Program awards will be paid entirely in fully vested shares of our common stock immediately prior to the change in control. In addition to these share/RSU payments, each 2014 Outperformance Program award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the performance period on the total number of shares and RSUs ultimately issued or granted in respect of such 2014 Outperformance Program award, had such shares and RSUs been outstanding throughout the performance period.

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

For the three months ended March 31, 2014 and 2013, $1,376 and $1,783, respectively, of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $1,277 and $1,726, respectively, was included in general and administrative expenses, with the remaining $99 and $57, respectively, of stock compensation capitalized to tenant improvement and deferred leasing costs and lease intangibles, net.

10. Related Party Transactions

Effective July 31, 2012, we consented to the assignment of a lease with a tenant of our 222 Kearny Street property to its subtenant, FJM Investments, LLC. The lease comprises approximately 3,708 square feet of the property’s space and has a remaining term through May 31, 2014. On March 26, 2014, we agreed to a renewal of the lease assignment to FJM Investments, LLC for an additional one-year term commencing on June 1, 2014 through May 31, 2015. The rental obligation under the lease for the term is $148. FJM Investments, LLC was co-founded by and is co-owned by one of our independent directors, Robert M. Moran, Jr.

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2014, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of March 31, 2014, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the three months ended March 31, 2014 and 2013, approximately 17% and 23%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

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

Summary information for the reportable segments for the three months ended March 31, 2014 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$46,060	$9,536	$55,596
Operating expenses	15,927	6,005	21,932
Net operating income	$30,133	$3,531	$33,664

Summary information for the reportable segments for the three months ended March 31, 2013 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$36,472	$10,912	$47,384
Operating expenses	13,265	5,568	18,833
Net operating income	$23,207	$5,344	$28,551

The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

Notes to Consolidated Financial Statements—(Continued)
(Unaudited and in thousands, except square footage and share data)

	March 31, 2014	March 31, 2013
Net operating income	$33,664	$28,551
General and administrative	(5,776)	(4,989)
Depreciation and amortization	(16,668)	(18,431)
Interest expense	(6,524)	(5,592)
Interest income	9	150
Acquisition-related expenses	(105)	—
Other expense	(1)	(45)
Income from continuing operations	$4,599	$(356)

There were no inter-segment sales or transfers during either of the three months ended March 31, 2014 and 2013.

13. Subsequent Events

Leasing Activities

On April 9, 2014, the Company entered a new seven-year lease with Rocket Fuel, Inc., a leading provider of artificial intelligence advertising solutions for digital marketers, at its 1455 Market Street property. The lease provides for an initial 24,438 square feet of occupancy filling a currently vacant floor commencing during the third quarter of 2014. An additional 24,438 square feet is expected to backfill another full floor subject to the early termination of a lease that is expected to expire in the first quarter of 2015.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the three months ended March 31, 2014 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on form 10-K for the year ended December 31, 2013. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on form 10-K for the year ended December 31, 2013 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through March 31, 2014 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	543,709
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	112,300
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,012,012
Rincon Center	12/16/2010	580,850
10950 Washington	12/22/2010	159,024
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	54,673
625 Second Street	9/1/2011	137,018
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	212,319
Element LA (Olympic Bundy)	9/5/2012	247,545
1455 Gordon Street	9/21/2012	6,000
Pinnacle I(1)	11/8/2012	393,777
3401 Exposition	5/22/2013	63,376
Pinnacle II(1)	6/14/2013	231,864
First & King	7/31/2013	472,223
Met Park North	7/31/2013	190,748
Northview	7/31/2013	182,229
1861 Bundy	9/26/2013	36,492
Merrill Place	2/12/2014	178,887
3402 Pico Blvd	2/28/2014	39,136
Total		6,395,040
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

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $9.6 million, or 26.3%, to $46.1 million for the three months ended March 31, 2014 compared to $36.5 million for the three months ended March 31, 2013. The period-over-period changes in the items that comprise total revenue are primarily attributable to the factors discussed below.

Office Rental Revenue. Office rental revenue includes rental revenues from our office properties and percentage rent on retail space contained within those properties. Total office rental revenue increased $9.2 million, or 34.4%, to $36.0 million for the three months ended March 31, 2014 compared to $26.8 million for the three months ended March 31, 2013. The increase in rental revenue was primarily the result of the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014. During the three months ended March 31, 2014, the Company renewed four office leases encompassing approximately 21,642 rentable square feet. The weighted average initial stabilized cash rents for those renewed leases were 17.8% above the expiring cash rents for the same space and the weighted average initial straight-line rents on those renewed leases were 25.5% above the expiring straight-line rents for the same space.

Office Tenant Recoveries. Office tenant recoveries remained relatively flat for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. An increase in tenant recoveries associated with the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014, which was offset by a decrease in tenant recoveries stemming from the early terminations of the lease with Bank of America at our 1455 Market Street property.

Office Parking and Other Revenue. Office parking and other revenue increased $0.6 million, or 14.1%, to $4.5 million for the three months ended March 31, 2014 compared to $3.9 million for the three months ended March 31, 2013. The increase in parking and other revenue was primarily the result of the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues decreased $1.4 million, or 12.6%, to $9.5 million for the three months ended March 31, 2014 compared to $10.9 million for the three months ended March 31, 2013. The period-over-period changes in the items that comprise total revenue are primarily attributable to the factors discussed below.

Media & Entertainment Rental Revenue. Media and entertainment rental revenue includes rental revenues from our media and entertainment properties and percentage rent on retail space contained within those properties. Total media and entertainment rental revenue remained relatively flat for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is derived from tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and Internet). Total other property-related revenue decreased $0.9 million, or 19.1%, to $3.6 million for the three months ended March 31, 2014 compared to $4.5 million for the three months ended March 31, 2013. The decrease was primarily the result of lower production activity at the Sunset Gower media and entertainment property compared to the same quarter a year ago.

Media & Entertainment Other Revenue. Other revenue includes service-related revenue, including the rental of certain sound recording equipment at our media and entertainment properties. Total other revenue remained relatively flat for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased by $2.1 million, or 5.0%, to $44.4 million for the three months ended March 31, 2014 compared to $42.3 million for the three months ended March 31, 2013. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $2.7 million, or 20.1%, to $15.9 million for the three months ended March 31, 2014 compared to $13.3 million for the three months ended March 31, 2013. The increase in operating expenses was primarily the result of the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $0.4 million, or 7.8%, to $6.0 million for the three months ended March 31, 2014 compared to $5.6 million for the three months ended March 31, 2013. The increase in operating expenses largely reflects a $0.8 million property tax reimbursement received during the three months ended March 31, 2013 as a result of the completion of a property tax reassessment of the Company’s Sunset Gower media and entertainment property. If this tax reimbursement is disregarded, then operating expenses would have decreased as a result of lower production activity at the Sunset Gower media and entertainment property compared to the same quarter a year ago.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $0.8 million, or 15.8%, to $5.8 million for the three months ended March 31, 2014 compared to $5.0 million for the three months ended March 31, 2013. The increase in general and administrative expenses was primarily due to the adoption of the 2014 Outperformance Program, the costs associated with a one-year consulting arrangement with a former executive, and increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.8 million, or 9.6%, to $16.7 million for the three months ended March 31, 2014 compared to $18.4 million for the three months ended March 31, 2013. The decrease was primarily the result of the acceleration of depreciation and amortization associated with the early terminations of the lease with Bank of America at our 1455 Market Street property in the three months ended March 31, 2013, partially offset by depreciation and amortization related to the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Other Expense (Income)

Interest Expense. Interest expense increased $0.9 million, or 16.7%, to $6.5 million for the three months ended March 31, 2014 compared to $5.6 million for the three months ended March 31, 2013. At March 31, 2014, the Company had $827.4 million of notes payable compared to $530.0 million at March 31, 2013. The increase was primarily due to interest expense on the increase in indebtedness associated with our 275 Brannan property, the indebtedness associated with the Pinnacle II building acquired on June 14, 2013, the indebtedness associated with the acquisition of the Seattle Portfolio, the indebtedness associated with the redevelopments of our Element LA and 3401 Exposition properties, and amounts outstanding under our unsecured revolving credit facility.

Acquisition-related expenses. Acquisition-related expenses remained relatively flat for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Net Income

Net income for the three months ended March 31, 2014 was $4.5 million compared to $0.3 million for the three months ended March 31, 2013. The increase was primarily due to higher office operating revenues resulting from the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014, all partially offset by lower media and entertainment operating revenues, higher office and media and entertainment operating expenses, higher general and administrative expenses, and higher interest expense, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $29.1 million of cash and cash equivalents at March 31, 2014. In addition, the lead arrangers for our unsecured revolving credit facility have secured commitments that will allow borrowings of up to $250.0 million to the extent our unencumbered pool properties support such borrowings. As of March 31, 2014, we had $250.0 million of total capacity under our unsecured revolving credit facility, of which $40.0 million had been drawn. We also have an at-the-market, or ATM, equity offering program that allows us to sell up to $125.0 million of shares of our common stock, $14.5 million of which has been sold as of March 31, 2014.
We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
Based on the closing price of our common stock of $23.07 as of March 31, 2014, our ratio of debt to total market capitalization was approximately 32.3% (counting series A preferred units as debt) as of March 31, 2014. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness.
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
Cash Flows
Comparison of three months ended March 31, 2014 to three months ended March 31, 2013 is as follows:

	Three Months Ended March 31,
	2014	2013	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$19,401	$15,105	$4,296	28.4%
Net cash used in investing activities	(100,679)	(19,542)	(81,137)	415.2%
Net cash provided by financing activities	79,985	127,095	(47,110)	(37.1)%

Cash and cash equivalents were $29.1 million and $30.4 million at March 31, 2014 and December 31, 2013, respectively.

Operating Activities
Net cash provided by operating activities increased by $4.3 million to $19.4 million for the three months ended March 31, 2014 compared to $15.1 million for the three months ended March 31, 2013. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, primarily from the acquisitions of the Pinnacle II on June 14, 2013, respectively, and the acquisition of the Seattle portfolio on July 31, 2013. In addition, the increase was also attributable to decrease in accounts receivable, an increase in prepaid rent and decrease in deferred leasing costs associated with leases signed at 1455 Market, Rincon and 275 Brannan partially offset by a decrease accounts payable, compared to the three months ended March 31, 2013.

Investing Activities
Net cash used in investing activities increased $81.1 million to $100.7 million for the three months ended March 31, 2014 compared to $19.5 million for three months ended March 31, 2013. The increase was primarily attributable to the increase in acquisition activities during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and an increase in tenant improvement-related expenditures at some of our office properties.

Financing Activities
Net cash provided by financing activities decreased $47.1 million to $80.0 million for the three months ended March 31, 2014 compared to $127.1 million for the three months ended March 31, 2013. The decrease was due to an increase in repayment of debt and an increase in dividends paid to common stock and unit holder as compared to the three months ended March 31, 2013. In addition, we issued common equity securities generating total proceeds, after underwriters’ discounts, of approximately $197.5 million (before transaction costs) in 2014 compared to equity securities generating total proceeds, after underwriters’ discounts, of approximately $189.9 million (before transaction costs) in 2013

Indebtedness

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

As of March 31, 2014, we had outstanding notes payable of $822.7 million (before loan premium), of which $387.6 million, or 47.1%, was variable rate debt. $156.5 million of the variable rate debt is subject to the interest rate contracts described in footnotes 7 and 9 in the table below.

The following table sets forth information as of March 31, 2014 with respect to our outstanding indebtedness (in thousands).

	Outstanding
Debt	March 31, 2014	December 31, 2013	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$40,000	$155,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 3401 Exposition Boulevard(2)	13,233	13,233	LIBOR+3.80%	6/9/2014
Mortgage loan secured by 6922 Hollywood Boulevard(3)	40,151	40,396	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan	15,000	15,000	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(4)	88,248	88,540	6.313%	9/6/2016
Mortgage loan secured by 901 Market(5)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(6)	13,287	566	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	97,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center(8)	105,544	105,853	5.134%	5/1/2018
Mortgage loan secured by First & King(9)	95,000	95,000	LIBOR+1.60%	8/31/2018
Mortgage loan secured by Met Park North(10)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by First Financial(8)	42,933	43,000	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington(11)	29,188	29,299.693	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(12)	129,000	129,000	3.954%	11/7/2022
Subtotal	$822,684	$925,988
Unamortized loan premium, net(13)	4,754	5,320
Total	$827,438	$931,308
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property. This loan is amortizing based on a 30-year amortization schedule.

(4)
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

(5)
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

(8)	This loan is amortizing based on a 30-year amortization schedule.

(9)
This loan bears interest only for the first two years. Beginning with the payment due August 1, 2015, monthly debt service will include annual debt amortization payments of $1,604 based on a 30-year amortization schedule.

(10)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan's maturity on August 1, 2020.

(11)
This loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2,639.

(12)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule.

(13)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 6922 Hollywood Boulevard and Pinnacle II.
Contractual Obligations and Commitments
During the first quarter of 2014, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2013 Annual Report on Form 10-K. We have not made any material changes to these policies during the periods covered by this Report.

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
Our unsecured revolving credit facility, as well as the loans on each of our 901 Market, 275 Brannan, 3401 Exposition Boulevard, First & King, and Element LA properties, are not subject to interest rate hedges. As of March 31, 2014, we had $40.0 million drawn under our unsecured revolving credit facility.

With respect to the $40.0 million on our unsecured revolving credit facility, the $97.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties ($5.0 million of which is not subject to an interest rate contract), the $49.6 million loan on our 901 Market property, the $13.2 million loan on our 3401 Exposition Blvd. property, the $15.0 million loan on our 275 Brannan property, and the $95.0 million loan on our First & King property, and the $13.3 million loan on our Element LA property, if one-month LIBOR as of March 31, 2014 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $3.2 million.
As of March 31, 2014, we had outstanding notes payable of $822.7 million (before loan premium), of which $387.6 million, or 47.1%, was variable rate debt. $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 7 to the table above, another $64.5 million of the variable rate debt is subject to the interest rate contract described in footnote 10 to the table above, and $435.1 million of which was fixed rate secured mortgage loans. As of March 31, 2014, the estimated fair value of our fixed rate secured mortgage loans was $443.1 million. The estimated fair value of our variable rate debt equals the carrying value.

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
As of March 31, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. As of March 31, 2014, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Please review the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

10.67	Supplemental Federal Income Tax Considerations.(27)
10.68	2014 Outperformance Award Agreement.(28)*
10.69	Consulting Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P., and Howard S. Stern dated January 16, 2014.(29)*
10.70	Addendum to Outperformance Agreement.(30)*
12.1	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2013, 2012, 2011, 2010 and 2009.
22.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(18)
101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.

(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 12, 2012.
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2013.
(21)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(22)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2013.
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2013.
(26)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2013.
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 3, 2014.
(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 16, 2014.
(30)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
**
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 12, 2014	/S/ Victor J. Coleman
Victor J. Coleman
Chief Executive Officer

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 12, 2014	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)