Form 10-Q
period 2014-06-30
Hudson Pacific Properties, Inc.
filed 2014-08-07
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
The number of shares of common stock outstanding at August 1, 2014 was 67,047,762.

Hudson Pacific Properties, Inc.
FORM 10-Q
June 30, 2014

		Page
PART I — FINANCIAL INFORMATION		3

	Consolidated Balance Sheets for Hudson Pacific Properties, Inc. as of June 30, 2014 (Unaudited) and December 31, 2013	3
	Unaudited Consolidated Statements of Operations for Hudson Pacific Properties, Inc. for the three and six months ended June 30, 2014 and 2013	4
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for Hudson Pacific Properties, Inc. for the three and six months ended June 30, 2014 and 2013	5
	Consolidated Statements of Equity for Hudson Pacific Properties, Inc. for the six months ended June 30, 2014 (Unaudited) and year ended December 31, 2013	6
	Unaudited Consolidated Statements of Cash Flows for Hudson Pacific Properties, Inc. for the six months ended June 30, 2014 and 2013	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4.	Controls and Procedures	40

PART II — OTHER INFORMATION		40

ITEM 1.	Legal Proceedings	40

ITEM 1A.	Risk Factors	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

ITEM 3.	Defaults Upon Senior Securities	41

ITEM 4.	Mine Safety Disclosures	41

ITEM 5.	Other Information	41

ITEM 6.	Exhibits	41

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
REAL ESTATE ASSETS
Land	$622,880	$578,787
Building and improvements	1,299,038	1,250,752
Tenant improvements	103,623	107,628
Furniture and fixtures	14,694	14,396
Property under development	87,116	70,128
Total real estate held for investment	2,127,351	2,021,691
Accumulated depreciation and amortization	(122,030)	(114,866)
Investment in real estate, net	2,005,321	1,906,825
Cash and cash equivalents	32,797	30,356
Restricted cash	17,682	16,750
Accounts receivable, net	8,986	8,909
Straight-line rent receivables	28,585	21,538
Deferred leasing costs and lease intangibles, net	107,919	111,398
Deferred finance costs, net	7,406	8,582
Interest rate contracts	14	192
Goodwill	8,754	8,754
Prepaid expenses and other assets	5,016	5,170
Assets associated with real estate held for sale	12,503	12,801
TOTAL ASSETS	$2,234,983	$2,131,275
LIABILITIES AND EQUITY
Notes payable	$852,524	$931,308
Accounts payable and accrued liabilities	20,294	27,490
Below-market leases, net	44,806	45,439
Security deposits	5,803	5,941
Prepaid rent	12,187	7,623
Interest rate contracts	1,370	—
Obligations associated with real estate held for sale	113	133
TOTAL LIABILITIES	937,097	1,017,934
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares outstanding at June 30, 2014 and December 31, 2013, respectively	145,000	145,000
Common stock, $0.01 par value, 490,000,000 authorized, 66,794,216 shares and 57,230,199 shares outstanding at June 30, 2014 and December 31, 2013, respectively	668	572
Additional paid-in capital	1,087,395	903,984
Accumulated other comprehensive loss	(2,313)	(997)
Accumulated deficit	(40,350)	(45,113)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,190,400	1,003,446
Non-controlling interest—members in Consolidated Entities	44,048	45,683
Non-controlling common units in the Operating Partnership	53,261	53,737
TOTAL EQUITY	1,287,709	1,102,866
TOTAL LIABILITIES AND EQUITY	$2,234,983	$2,131,275

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Office
Rental	$39,905	$29,286	$75,915	$56,090
Tenant recoveries	5,988	5,348	11,559	11,097
Parking and other	7,013	3,108	11,492	7,046
Total office revenues	52,906	37,742	98,966	74,233
Media & entertainment
Rental	5,958	5,417	11,407	11,185
Tenant recoveries	384	323	704	741
Other property-related revenue	2,811	3,708	6,445	8,198
Other	70	200	203	436
Total media & entertainment revenues	9,223	9,648	18,759	20,560
Total revenues	62,129	47,390	117,725	94,793
Operating expenses
Office operating expenses	18,573	14,079	34,500	27,425
Media & entertainment operating expenses	5,838	6,429	11,843	11,997
General and administrative	6,579	5,186	12,355	10,175
Depreciation and amortization	17,944	14,382	34,612	32,813
Total operating expenses	48,934	40,076	93,310	82,410
Income from operations	13,195	7,314	24,415	12,383
Other expense (income)
Interest expense	6,445	5,762	12,969	11,354
Interest income	(11)	(90)	(20)	(240)
Acquisition-related expenses	—	509	105	509
Other expenses	12	9	13	54
	6,446	6,190	13,067	11,677
Income from continuing operations	6,749	1,124	11,348	706

(Loss) income from discontinued operations	(60)	883	(126)	1,618
Impairment loss from discontinued operations	—	(5,435)	—	(5,435)
Net loss from discontinued operations	(60)	(4,552)	(126)	(3,817)
Net income (loss)	6,689	(3,428)	11,222	(3,111)
Net income attributable to preferred stock and units	(3,195)	(3,231)	(6,395)	(6,462)
Net income attributable to restricted shares	(69)	(79)	(138)	(158)
Net loss attributable to non-controlling interest in Consolidated Entities	61	291	104	281
Net (income) loss attributable to common units in the Operating Partnership	(121)	263	(168)	394
Net income (loss) attributable to Hudson Pacific Properties, Inc. common stockholders	$3,365	$(6,184)	$4,625	$(9,056)
Basic and diluted per share amounts:
Net income (loss) from continuing operations attributable to common stockholders	0.05	(0.03)	$0.07	$(0.10)
Net loss from discontinued operations	—	(0.08)	—	(0.07)
Net income (loss) attributable to common stockholders’ per share—basic and diluted	$0.05	$(0.11)	$0.07	$(0.17)
Weighted average shares of common stock outstanding—basic and diluted	66,485,639	56,075,747	65,063,596	54,140,594
Dividends declared per share of common stock	$0.1250	$0.1250	$0.2500	$0.2500

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$6,689	$(3,428)	$11,222	$(3,111)
Other comprehensive (loss) income: cash flow hedge adjustment	(812)	98	(1,364)	115
Comprehensive income (loss)	5,877	(3,330)	9,858	(2,996)
Comprehensive income attributable to preferred stock and units	(3,195)	(3,231)	(6,395)	(6,462)
Comprehensive income attributable to restricted shares	(69)	(79)	(138)	(158)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	61	291	104	281
Comprehensive (income) loss attributable to common units in the Operating Partnership	(93)	259	(120)	389
Comprehensive income (loss) attributable to Hudson Pacific Properties, Inc. stockholders	$2,581	$(6,090)	$3,309	$(8,946)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest — Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance, January 1, 2013	47,496,732	$475	$145,000	$726,605	$(30,580)	$(1,287)	$55,549	$1,460	$897,222	$12,475
Contributions	—	—	—	—	—	—	—	45,704	45,704	—
Distributions	—	—	—	—	—	—	—	(1,160)	(1,160)	(2,000)
Proceeds from sale of common stock, net of underwriters’ discount	9,812,644	98	—	202,444	—	—	—	—	202,542	—
Common stock issuance transaction costs	—	—	—	(577)	—	—	—	—	(577)	—
Issuance of unrestricted stock	5,756	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	44,219	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,415)	—	—	—	—	—	—	—	—	—
Shares repurchased	(125,737)	(1)	—	(2,755)	—	—	—	—	(2,756)	—
Declared Dividend	—	—	(12,144)	(28,415)	—	—	(1,192)	—	(41,751)	(749)
Amortization of stock-based compensation	—	—	—	6,682	—	—	—	—	6,682	—
Net income (loss)	—	—	12,144	—	(14,533)		(633)	(321)	(3,343)	749
Cash Flow Hedge Adjustment	—	—	—	—	—	290	13	—	303	—
Balance, December 31, 2013	57,230,199	$572	$145,000	$903,984	$(45,113)	$(997)	$53,737	$45,683	$1,102,866	$10,475
Distributions	—	—	—	—	—	—	—	(1,531)	(1,531)	—
Proceeds from sale of common stock, net of underwriters’ discount	9,563,500	96	—	197,372	—	—	—	—	197,468	—
Common stock issuance transaction costs	—	—	—	(653)	—	—	—	—	(653)	—
Redemption of Series A Cumulative Redeemable Preferred Units	—	—	—	—	—	—	—	—	—	(298)
Issuance of unrestricted stock	3,322	—	—	—	—	—	—	—	—	—
Shares repurchased	(2,805)	—	—	—	—	—	—	—	—	—
Declared Dividend	—	—	(6,072)	(16,759)	—	—	(596)		(23,427)	(323)
Amortization of stock-based compensation	—	—	—	3,451	—	—	—	—	3,451	—
Net income (loss)	—	—	6,072		4,763	—	168	(104)	10,899	323
Cash Flow Hedge Adjustment	—	—	—	—	—	(1,316)	(48)	—	(1,364)	—
Balance, June 30, 2014	66,794,216	$668	$145,000	$1,087,395	$(40,350)	$(2,313)	$53,261	$44,048	$1,287,709	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,222	$(3,111)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,612	33,602
Amortization of deferred financing costs and loan premium, net	178	462
Amortization of stock-based compensation	3,255	3,512
Straight-line rent receivables	(7,294)	(4,702)
Amortization of above-market leases	1,110	1,365
Amortization of below-market leases	(3,950)	(4,127)
Amortization of lease incentive costs	133	37
Bad debt expense	121	(32)
Amortization of ground lease	124	124
Impairment loss	—	5,435
Change in operating assets and liabilities:
Restricted cash	(932)	3,039
Accounts receivable	26	2,216
Deferred leasing costs and lease intangibles	(4,541)	(9,276)
Prepaid expenses and other assets	(39)	1,683
Accounts payable and accrued liabilities	(2,550)	3,093
Security deposits	(138)	460
Prepaid rent	4,554	(2,789)
Net cash provided by operating activities	35,891	30,991
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(51,506)	(38,623)
Property acquisitions	(75,580)	(9,994)
Deposits for property acquisitions	—	(20,000)
Net cash used in investing activities	(127,086)	(68,617)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	92,787	8,720
Payments of notes payable	(170,439)	(61,279)
Proceeds from issuance of common stock	197,468	189,888
Common stock issuance transaction costs	(653)	(392)
Dividends paid to common stock and unit holders	(17,355)	(14,773)
Dividends paid to preferred stock and unit holders	(6,395)	(6,462)
Redemption of 6.25% series A cumulative redeemable preferred units	(298)	—
Distribution to non-controlling member in consolidated real estate entity	(1,531)	—
Repurchase of vested restricted stock	—	(650)
Payment of loan costs	52	—
Net cash provided by financing activities	93,636	115,052
Net increase in cash and cash equivalents	2,441	77,426
Cash and cash equivalents—beginning of period	30,356	18,904
Cash and cash equivalents—end of period	$32,797	$96,330

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$15,694	$10,954
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$5,129	$3,279
Assumption of secured debt in connection with property acquisitions (Notes 3 and 5)	$—	$102,299
Non-controlling interest in consolidated real estate entity (Note 3)	$—	$45,704
Assumption of other (assets) and liabilities in connection property acquisitions, net (Note 3)	$(449)	$3,235

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage and share data or as otherwise noted)

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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of June 30, 2014, we owned a portfolio of 26 office properties and two media and entertainment properties. These properties are located in California and Washington. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

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

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs for the three and six months ended June 30, 2014 were approximately $0.7 million and $1.3 million, respectively, and $0.5 million and$1.0 million for the three and six months ended June 30, 2013, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Capitalized interest for the three and six months ended June 30, 2014 was approximately $1.7 million and $3.3 million, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2013, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

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

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. There is one property held for sale at June 30, 2014 (which is presented as held for sale at December 31, 2013 for comparative purposes) and no properties were held for sale at December 31, 2013. No impairment indicators have been noted during the three and six months ended June 30, 2014 and 2013.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of June 30, 2014 was $8.8 million. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the three and six months ended June 30, 2014 and 2013.

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At June 30, 2014 and December 31, 2013, the Company has reserved $0.5 million and $0.3 million, respectively, of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $0.121 million and $(0.032) million of bad debt expense (recovery) for the six months ended June 30, 2014 and 2013, respectively.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	June 30, 2014	December 31, 2013
Accounts receivable	$9,982	$10,152
Allowance for doubtful accounts	(996)	(1,243)
Accounts receivable, net	$8,986	$8,909

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

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

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

The Company held three interest rate contracts as of June 30, 2014 and December 31, 2013, respectively, all of which have been accounted for as cash flow hedges as more fully described in note 6 below.

Stock-Based Compensation

Accounting Standard Codification, ("ASC"), Topic 718, Compensation—Stock Compensation ("ASC 718"), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC 718. Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

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

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2014, the Company has not established a liability for uncertain tax positions.

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

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

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

As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million
Interest Rate Swaps	1	$64.5 million

Non-designated Hedges

For the six months ended June 30, 2014 and 2013, all of the Company’s derivatives were designated as cash flow hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$14	$192	Interest rate contracts	$1,370	—

Total		$14	$192		$1,370	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Beginning balance of OCI related to interest rate contracts	$1,162	$1,465
Unrealized loss recognized in OCI due to change in fair value of interest rate contracts	1,547	(52)
Loss reclassified from OCI into income (as interest expense)	(183)	(63)
Net change in OCI	1,364	(115)
Ending balance of accumulated OCI related to derivatives	2,526	1,350
Allocation of OCI, non-controlling interests	(213)	(173)
Accumulated other comprehensive loss	$2,313	$1,177

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Credit-Risk-Related Contingent Features

As of June 30, 2014, the Company had one derivative that was in a net liability position.

Recently Issued Accounting Literature

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of an Accounting Standards Update (“ASU”). We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

On June 19, 2014, the FASB issued their final standard to amend the accounting guidance for stock compensation tied to performance targets (ASU No. 2014-12). The issue is the result of a consensus of the FASB Emerging Issues Task Force (Issue No. 13-D). The standard requires that a performance target that could be achieved after the requisite service period be treated as a performance condition, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2016 and the guidance is not expected to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

On May 28, 2014, the FASB issued their final standard on revenue from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. The standard (ASU No. 2014-09) outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The ASU is effective for annual reporting periods (including interim periods), beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the guidance effective January 1, 2017 and is currently assessing the impact on our consolidated financial statements and notes to our consolidated financial statements.

On April 10, 2014, the FASB issued final guidance to change the criteria for reporting discontinued operations while enhancing disclosures in this area (ASU No. 2014-08). Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. As of January 1, 2014, we have early adopted the amended guidance and the result did not have a meaningful impact on our consolidated financial position or results of operations.

3. Investment in Real Estate

Acquisitions

During the first quarter of 2014, we acquired the following: Merrill Place and 3402 Pico Blvd. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

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

During 2013, we acquired the following: 3401 Exposition, Pinnacle II, the Seattle portfolio and 1861 Bundy. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

	3401 Exposition	Pinnacle II	Seattle Portfolio	1861 Bundy
Date of Acquisition	May 22, 2013	June 14, 2013	July 31, 2013	September 26, 2013	Total
Consideration paid
Cash consideration	$8,489	$1,505	$368,389	$11,500	$389,883
Notes receivable	4,000	—	—	—	4,000
Debt assumed	13,233	89,066	—	—	102,299
Non-controlling interest in consolidated real estate entity	—	45,704	—	—	45,704
Total consideration	$25,722	$136,275	$368,389	$11,500	$541,886
Allocation of consideration paid
Investment in real estate, net	$25,439	$134,289	$367,094	$11,500	$538,322
Deferred leasing costs and lease intangibles, net	—	12,637	21,619	—	34,256
Fair market unfavorable debt value	—	(5,820)	—	—	(5,820)
Below-market leases	—	(7,783)	(14,666)	—	(22,449)
Other (liabilities) assets assumed, net	283	2,952	(5,658)	—	(2,423)
Total consideration paid	$25,722	$136,275	$368,389	$11,500	$541,886

The table below shows the pro forma financial information for the six months ended June 30, 2014 and 2013 as if these properties had been acquired as of January 1, 2013.

	Six Months Ended June 30,
	2014	2013
Total revenues	$119,894	$97,685
Net income (loss)	$11,386	$(2,892)

Dispositions

During the quarter ended March 31, 2014, the Company began to market its Tierrasanta office property for sale and therefore, reclassified its assets and liabilities to held for sale as the June 30, 2014 and December 31, 2013. The property was sold on July 16, 2014. Refer to Note 13 for further details. Pursuant to ASU No. 2014-08, we will not be presenting the operating results in net income (loss) from discontinued operations.

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

On May 31, 2013, the Company entered into an agreement to sell its City Plaza property for approximately $56.0 million (before certain credits, prorations, and closing costs). The transaction closed on July 12, 2013. The transaction resulted in an approximately $5.6 million impairment loss which was recorded in the second quarter of 2013. The Company reclassified City Plaza’s results of operations for the three and six months ended June 30, 2014 and 2013 to discontinued operations on its consolidated statements of operations.

The following table sets forth the discontinued operations for the three and six months ended June 30, 2014 and 2013 for City Plaza:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total office revenues	$—	$1,965	—	3,962
Office operating expenses	(60)	(766)	(126)	(1,555)
Depreciation and amortization	—	(316)	—	(789)
Loss from discontinued operations	$(60)	$883	(126)	1,618

4. Lease Intangibles

The following summarizes our deferred leasing cost and lease intangibles as of:

	June 30, 2014	December 31, 2013
Above-market leases	$12,832	$16,517
Leases in place	65,490	86,417
Below-market ground leases	7,513	7,513
Other lease intangibles	29,533	37,162
Lease buy-out costs	3,107	3,107
Deferred leasing costs	33,624	29,759
	$152,099	$180,475
Accumulated amortization	(44,180)	(69,077)
Deferred leasing costs and lease intangibles, net	$107,919	$111,398

Below-market leases	$58,523	$67,515
Accumulated accretion	(13,717)	(22,076)
Below-market leases, net	$44,806	$45,439

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

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

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

As of June 30, 2014, we were in compliance with our facility’s financial covenants. As of June 30, 2014, we had $250.0 million of total capacity under our unsecured revolving credit facility, of which $80.0 million had been drawn.

The following table sets forth information as of June 30, 2014 with respect to our outstanding indebtedness.

	Outstanding
Debt	June 30, 2014	December 31, 2013	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$80,000	$155,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 3401 Exposition Boulevard(2)	—	13,233	LIBOR+3.80%	6/9/2014
Mortgage loan secured by 6922 Hollywood Boulevard(3)	39,915	40,396	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan	15,000	15,000	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(4)	87,982	88,540	6.313%	9/6/2016
Mortgage loan secured by 901 Market(5)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(6)	13,355	566	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	97,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center(8)	105,128	105,853	5.134%	5/1/2018
Mortgage loan secured by First & King(9)	95,000	95,000	LIBOR+1.60%	8/31/2018
Mortgage loan secured by Met Park North(10)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by First Financial(11)	42,775	43,000	4.580%	2/1/2022
Mortgage loan secured by 10950 Washington(12)	29,083	29,300	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(13)	129,000	129,000	3.954%	11/7/2022
Subtotal	$848,338	$925,988
Unamortized loan premium, net(14)	4,186	5,320
Total	$852,524	$931,308
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

(2)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property. This loan was paid in full in June 2014.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property. This loan is amortizing based on a 30-year amortization schedule.

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

(5)
On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49.6 million upon closing, with the ability to draw up to an additional $11.9 million for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(6)
We have the ability to draw up to $65.5 million for budgeted site-work, construction of a parking garage, base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of the property.

(7)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018.

(8)	This loan is amortizing based on a 30-year amortization schedule.

(9)
This loan bears interest only for the first two years. Beginning with the payment due August 1, 2015, monthly debt service will include annual debt amortization payments of $1.6 million based on a 30-year amortization schedule.

(10)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan's maturity on August 1, 2020.

(11)
This loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2.6 million.

(12)	This loan is amortizing based on a 30-year amortization schedule.

(13)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule.

(14)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 6922 Hollywood Boulevard and Pinnacle II.

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

The minimum future annual principal payments due on our secured and unsecured notes payable at June 30, 2014, excluding the non-cash loan premium amortization, were as follows (in thousands):

2014 (six months ending December 31, 2014)	$2,457
2015	58,569
2016	218,908
2017	16,808
2018	294,104
2019	3,706
Thereafter	253,786
Total	$848,338

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

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The combined fair market value of the interest rate caps at June 30, 2014 and December 31, 2013 was $0.014 million and $0.1 million, respectively. The fair market value of the interest rate swap at June 30, 2014 and December 31, 2013 was $(1.37) million and $0.137 million, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2014 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at June 30, 2014 are presented below for the years/periods ended December 31. The table below does not include rents under leases at our media and entertainment properties with terms of one year or less.

2014 (six months ending December 31, 2014)	$71,671
2015	164,323
2016	160,551
2017	143,446
2018	131,429
2019	119,950
Thereafter	478,497
Total	$1,269,867

Future Minimum Lease Payments

In conjunction with the acquisition of the Sunset Gower property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) for a portion of the land with an unrelated party. As a result of the March 2011 rent adjustment, monthly rent increased to $0.031 million, whereas the monthly rent totaled $0.014 million at the time of acquisition. The rental rate is subject to adjustment again in March 2018 and every seven years thereafter.

In conjunction with the acquisition of the Del Amo Office property, our subsidiary, Hudson Del Amo Office, LLC, assumed a ground sublease (expiring June 30, 2049) with an unrelated party. Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease.

In conjunction with the acquisition of the 9300 Wilshire Boulevard property, our subsidiary, Hudson 9300 Wilshire, LLC, assumed a ground lease (expiring August 14, 2032) with an unrelated party. Minimum rent under the ground lease is $0.075 million per year (additional rent under this lease of 6% of gross rentals less minimum rent, as defined in such lease, is not included in this amount).

In conjunction with the acquisition of the 222 Kearny Street property, our subsidiary, Hudson 222 Kearny, LLC, assumed a ground lease (expiring June 14, 2054) with an unrelated party. Minimum rent under the ground lease is the greater of $0.975 million per year or 20.0% of the first $8.0 million of the tenant’s “Operating Income” during any “Lease Year,” as such terms are defined in the ground lease. The table below reflects the $0.975 million per year lease payment.

The following table provides information regarding our future minimum lease payments at June 30, 2014 under these lease agreements.

2014 (six months ending December 31, 2014)	$709
2015	1,417
2016	1,417
2017	1,417
2018	1,417
2019	1,417
Thereafter	49,408
Total	$57,202

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

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$852,524	$860,412	$931,308	$940,435
Derivative assets, disclosed as “Interest rate contracts”	14	14	192	192
Derivative liabilities, disclosed as “Interest rate contracts”	(1,370)	(1,370)	—	—

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

Non-controlling interest—members in consolidated entities

Non-controlling interest—members in consolidated entities refers to our joint venture partner, Media Center Partners, LLC, a California limited liability company (“MCP”), with which we have entered into a joint venture, Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of June 30, 2014, we own a 65.0% interest in the Pinnacle JV, which owns the 625,640 square-foot project known as The Pinnacle. As of December 31, 2012 and until the acquisition by the Pinnacle JV of the 231,864 square-foot Pinnacle II building on June 14, 2013, we owned a 98.25% interest in the Pinnacle JV, which owns the 393,776 square-foot Pinnacle I building.

6.25% series A cumulative redeemable preferred units of the Operating Partnership

6.25% series A cumulative redeemable preferred units of the Operating Partnership are 407,066 series A preferred units of partnership interest in our operating partnership, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, after June 29, 2013. In October 2013, one of our series A preferred unit holders required us to redeem 80,000 series A preferred units. We elected to redeem these units for cash equal to the liquidation

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

preference of $25.00 per unit. As a result of this redemption, our outstanding series A preferred units decreased from 499,014 units outstanding to 419,014 units outstanding. In March 2014, one of our series A preferred unit holders required us to redeem 11,948 series A preferred units. We elected to redeem these units for cash equal to the liquidation preference of $25.00 per unit. As a result of this redemption, our outstanding series A preferred units decreased from 419,014 units outstanding to the current 407,066 units outstanding as of June 30, 2014. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

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

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

share. Total proceeds from the public offering, after underwriters’ discount, were approximately $195.8 million (before transaction costs).

Dividends

During the second quarter for 2014, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The second quarter dividends were declared on June 10, 2014 to holders of record on June 20, 2014.

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

The following table summarizes the restricted share activity for the six months ended June 30, 2014 and status of all unvested restricted share awards to our non-employee board members and employees at June 30, 2014:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2014	541,180	$19.98
Granted	36,058	22.88
Vested	(32,547)	17.52
Canceled	(3,108)	14.48
Outstanding at June 30, 2014	541,583	$20.35

Six Months Ended June 30,	Non-Vested Shares Issued	Weighted Average Grant - dated Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2014	36,058	$22.88	(32,547)	$768
2013	44,219	22.50	(106,045)	2,258

We recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant.

Hudson Pacific Properties, Inc. 2012 Outperformance Program

On January 1, 2012, the Compensation Committee of our Board of Directors adopted the Hudson Pacific Properties, Inc. 2012 Outperformance Program (" 2012 Outperformance Program"). Participants in the 2012 Outperformance Program may earn, in the aggregate, up to $10.0 million of stock-settled awards based on our total shareholder return (“TSR”) for the three-year period beginning January 1, 2012 and ending December 31, 2014. Under the 2012 Outperformance Program, participants

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

will be entitled to share in a performance pool with a value, subject to the $10.0 million cap, equal to the sum of: (i) 4% of the amount by which our TSR during the performance period exceeds 9% simple annual TSR (“the absolute TSR component”), plus (ii) 4% of the amount by which our TSR during the performance period exceeds that of the SNL Equity REIT Index over the performance period (“the relative TSR component”), except that the relative TSR component will be reduced on a linear basis from 100% to 0% for absolute TSR ranging from 7% to 0% simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the performance period (if any). If we attain pro-rated TSR performance goals during 2012 and/or 2013 that yield hypothetical bonus pools of up to $2 million for 2012 performance and/or up to $4 million for combined 2012/2013 performance, stock awards issued under the final bonus pool at the end of the performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2012 or 2013 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $10.0 million bonus pool limitation). At the end of the three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in RSUs that vest in equal annual installments over the two years immediately following the performance period (based on continued employment). In addition to these share/RSU payments, each 2012 Outperformance Program award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the performance period on the total number of shares and RSUs ultimately issued or granted in respect of such 2012 Outperformance Program award, had such shares and RSUs been outstanding throughout the performance period.

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

The 2012 Outperformance Program was valued, in accordance with ASC 718, at an aggregate of approximately $3.49 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement dates, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2012 Outperformance Program awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement dates, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the 2012 Outperformance Program awards. The ultimate reward realized on account of the awards by the holders of the 2012 Outperformance Program awards is contingent on the TSR achieved on the measurement dates, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2012 Outperformance Program awards was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 36% and 35%, respectively; a risk free rate of 0.40%; and total dividend payments over the measurement period of $1.62 per share.

Hudson Pacific Properties, Inc. 2013 Outperformance Program

On January 1, 2013, the Compensation Committee of our Board of Directors adopted the Hudson Pacific Properties, Inc. 2013 Outperformance Program ("2013 Outperformance Program"). Participants in the 2013 Outperformance Program may earn, in the aggregate, up to $11.0 million of stock-settled awards based on our TSR for the three-year period beginning January 1, 2013 and ending December 31, 2015. Under the 2013 Outperformance Program, participants will be entitled to share in a

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

performance pool with a value, subject to the $11.0 million cap, equal to the sum of: (i) 4% of the amount by which our TSR during the performance period exceeds 9% simple annual TSR (the “absolute TSR component”), plus (ii) 4% of the amount by which our TSR during the performance period exceeds that of the SNL Equity REIT Index (determined on a percentage basis that is then multiplied by the sum of (A) our market capitalization on that date, plus (B) the aggregate per share dividend over the performance period through such date) (the “relative TSR component”), except that the relative TSR component will be reduced on a linear basis from 100% to zero percent for absolute TSR ranging from 7% to zero percent simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the performance period (if any). If we attain pro-rated TSR performance goals during 2013 and/or 2014 that yield hypothetical bonus pools of up to $2 million for 2013 performance and/or up to $4 million for combined 2013/2014 performance, stock awards issued under the final bonus pool at the end of the performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2013 or 2014 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $11.0 million bonus pool limitation). At the end of the three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in RSUs that vest in equal annual installments over the two years immediately following the performance period (based on continued employment) and which carry tandem dividend equivalent rights. However, if the performance period is terminated prior to December 31, 2015 in connection with a change in control, 2013 Outperformance Program awards will be paid entirely in fully vested shares of our common stock immediately prior to the change in control. In addition to these share/RSU payments, each 2013 Outperformance Program award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the performance period on the total number of shares and RSUs ultimately issued or granted in respect of such 2013 Outperformance Program award, had such shares and RSUs been outstanding throughout the performance period.

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

The 2013 Outperformance Program was valued, in accordance with ASC 718, at an aggregate of approximately $4.14 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement dates, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2013 Outperformance Program awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement dates, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the 2013 Outperformance Program awards. The ultimate reward realized on account of the awards by the holders of the 2013 Outperformance Program awards is contingent on the TSR achieved on the measurement dates, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2013 Outperformance Program awards was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 33% and 25%, respectively; a risk free rate of 0.38%; and total dividend payments over the measurement period of $1.50 per share.

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Hudson Pacific Properties, Inc. 2014 Outperformance Program

Effective January 1, 2014, the Compensation Committee of our Board of Directors adopted the Hudson Pacific Properties, Inc. 2014 Outperformance Program ("2014 Outperformance Program"). Participants in the 2014 Outperformance Program may earn, in the aggregate, up to $12.0 million of stock-settled awards based on our TSR for the three-year period beginning January 1, 2014 and ending December 31, 2016. Under the 2014 Outperformance Program, participants will be entitled to share in a performance pool with a value, subject to the $12.0 million cap, equal to the sum of: (i) 4% of the amount by which our TSR during the performance period exceeds 9% simple annual TSR (the “absolute TSR component”), plus (ii) 4% of the amount by which our TSR during the performance period exceeds that of the SNL Equity REIT Index (determined on a percentage basis that is then multiplied by the sum of (A) our market capitalization on that date, plus (B) the aggregate per share dividend over the performance period through such date) (the “relative TSR component”), except that the relative TSR component will be reduced on a linear basis from 100% to zero percent for absolute TSR ranging from 7% to zero percent simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the performance period (if any). At the end of the three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in RSUs that vest in equal annual installments over the two years immediately following the performance period (based on continued employment) and which carry tandem dividend equivalent rights. However, if the performance period is terminated prior to December 31, 2016 in connection with a change in control, 2014 Outperformance Program awards will be paid entirely in fully vested shares of our common stock immediately prior to the change in control. In addition to these share/RSU payments, each 2014 Outperformance Program award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the performance period on the total number of shares and RSUs ultimately issued or granted in respect of such 2014 Outperformance Program award, had such shares and RSUs been outstanding throughout the performance period.

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

The 2014 Outperformance Program was valued, in accordance with ASC 718, at an aggregate of approximately $3.21 million utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the 2014 Outperformance Program awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement date, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the awards. The ultimate reward realized on account of the 2014 Outperformance Program awards by the holders of the awards is contingent on the TSR achieved on the measurement date, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2014 Outperformance Program award was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 28% and 26%, respectively; a risk free rate of 0.77%; and total dividend payments over the measurement period of $1.50 per share.

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

For the six months ended June 30, 2014 and 2013, $3.5 million and $3.6 million, respectively, of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $3.3 million and $3.5 million, respectively, was included in general and administrative expenses, with the remaining $0.2 million and $0.1 million, respectively, of stock compensation capitalized to tenant improvement and deferred leasing costs and lease intangibles, net.

10. Related Party Transactions

Effective July 31, 2012, we consented to the assignment of a lease with a tenant of our 222 Kearny Street property to its subtenant, FJM Investments, LLC. The lease comprises approximately 3,708 square feet of the property’s space and has a remaining term through May 31, 2014. On March 26, 2014, we agreed to a renewal of the lease assignment to FJM Investments, LLC for an additional one-year term commencing on June 1, 2014 through May 31, 2015. The rental obligation under the lease for the term is $0.148 million. FJM Investments, LLC was co-founded by and is co-owned by one of our independent directors, Robert M. Moran, Jr.

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2014, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of June 30, 2014, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the six months ended June 30, 2014 and 2013, approximately 16% and 22%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

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

Summary information for the reportable segments for the six months ended June 30, 2014 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$98,966	$18,759	$117,725
Operating expenses	34,500	11,843	46,343
Net operating income	$64,466	$6,916	$71,382

Summary information for the reportable segments for the six months ended June 30, 2013 is as follows:

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

	Office Properties	Media and Entertainment Properties	Total
Revenue	$74,233	$20,560	$94,793
Operating expenses	27,425	11,997	39,422
Net operating income	$46,808	$8,563	$55,371

The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	June 30, 2014	June 30, 2013
Net operating income	$71,382	$55,371
General and administrative	(12,355)	(10,175)
Depreciation and amortization	(34,612)	(32,813)
Interest expense	(12,969)	(11,354)
Interest income	20	240
Acquisition-related expenses	(105)	(509)
Other expense	(13)	(54)
Income from continuing operations	$11,348	$706

There were no inter-segment sales or transfers during either of the six months ended June 30, 2014 and 2013.

13. Subsequent Events

Tierrasanta Disposition

On April 23, 2014, the Company entered into an agreement to sell its Tierrasanta property for $19.5 million (before certain credits, prorations, and closing costs) for a gain. The transaction closed on July 16, 2014. Proceeds from the disposition were used toward the acquisition of the Merrill Place property in Seattle, Washington pursuant to a like-kind reverse exchange under Internal Revenue Code Section 1031. Tierrasanta is a 112,300 rentable square-foot office building located in San Diego, California, that was acquired by the Company in connection with its June 29, 2010 initial public offering.

Leasing Activities

On July 31, 2014, the Company entered a new 15-year lease with Saks & Company, a leading operator of high-end department stores throughout the United States, for 40,558 square feet of its remaining retail available space at its 901 Market Street property. Commencement of the lease is scheduled for the second quarter 2015.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the six months ended June 30, 2014 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on form 10-K for the year ended December 31, 2013. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on form 10-K for the year ended December 31, 2013 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through June 30, 2014 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	543,709
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
First Financial	6/29/2010	222,423
Tierrasanta	6/29/2010	112,300
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,025,833
Rincon Center	12/16/2010	580,850
10950 Washington	12/22/2010	159,024
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	54,673
625 Second Street	9/1/2011	138,080
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	206,199
Element LA	9/5/2012	247,545
1455 Gordon Street	9/21/2012	6,000
Pinnacle I(1)	11/8/2012	393,777
3401 Exposition	5/22/2013	63,376
Pinnacle II(1)	6/14/2013	231,864
First & King	7/31/2013	472,223
Met Park North	7/31/2013	190,748
Northview	7/31/2013	182,009
1861 Bundy	9/26/2013	36,492
Merrill Place	2/12/2014	193,153
3402 Pico Blvd	2/28/2014	39,136
Total		6,417,849
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

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $15.2 million, or 40.2%, to $52.9 million for the three months ended June 30, 2014 compared to $37.7 million for the three months ended June 30, 2013. The period-over-period changes in the items that comprise total revenue are primarily attributable to the factors discussed below.

Office Rental Revenue. Total office rental revenue increased $10.6 million, or 36.3%, to $39.9 million for the three months ended June 30, 2014 compared to $29.3 million for the three months ended June 30, 2013. The increase in rental revenue was primarily the result of the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014. During the three months ended June 30, 2014, we renewed six office leases encompassing approximately 16,345 rentable square feet. The weighted average initial stabilized cash rents for those renewed leases were 4.0% above the expiring cash rents for the same space and the weighted average initial straight-line rents on those renewed leases were 8.9% above the expiring straight-line rents for the same space.

Office Tenant Recoveries. Office tenant recoveries increased $0.6 million, or 12.0%, to $6.0 million for the three months ended June 30, 2014 compared to $5.3 million for the three months ended June 30, 2013. The increase in tenant recoveries was primarily the result of the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Office Parking and Other Revenue. Office parking and other revenue increased $3.9 million, or 125.6%, to $7.0 million for the three months ended June 30, 2014 compared to $3.1 million for the three months ended June 30, 2013. The increase in parking and other revenue was primarily the result of the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014. The increase also reflects the impact of an early lease termination payment from Fox Interactive Media, Inc. at our 625 Second Street project of approximately $1.6 million (after the write-off of non-cash items).

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues decreased $0.4 million, or 4.4%, to $9.2 million for the three months ended June 30, 2014 compared to $9.6 million for the three months ended June 30, 2013. The period-over-period changes in the items that comprise total revenue are primarily attributable to the factors discussed below.

Media & Entertainment Rental Revenue. Total media and entertainment rental revenue increased $0.5 million, or 10.0%, to $6.0 million for the three months ended June 30, 2014 compared to $5.4 million for the three months ended June 30, 2013. The increase was primarily the result of higher occupancy at our Sunset Bronson media and entertainment property.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is derived from tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and Internet). Total other property-related revenue decreased $0.9 million, or 24.2%, to $2.8 million for the three months ended June 30, 2014 compared to $3.7 million for the three months ended June 30, 2013. The decrease was primarily the result of lower production activity at the Sunset Gower media and entertainment property compared to the same quarter a year ago.

Media & Entertainment Other Revenue. Other revenue includes service-related revenue, including the rental of certain sound recording equipment at our media and entertainment properties. Total other revenue remained relatively flat for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased by $8.9 million, or 22.1%, to $48.9 million for the three months ended June 30, 2014 compared to $40.1 million for the three months ended June 30, 2013. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $4.5 million, or 31.9%, to $18.6 million for the three months ended June 30, 2014 compared to $14.1 million for the three months ended June 30, 2013. The increase in operating expenses was primarily the result of the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses decreased $0.6 million, or 9.2%, to $5.8 million for the three months ended June 30, 2014 compared to $6.4 million for the three months ended June 30, 2013. The decrease was primarily the result of lower production activity at the Sunset Gower media and entertainment property compared to the same quarter a year ago.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $1.4 million, or 26.9%, to $6.6 million for the three months ended June 30, 2014 compared to $5.2 million for the three months ended June 30, 2013. The increase in general and administrative expenses was primarily due to the adoption of the 2014 Outperformance Program, the costs associated with a one-year consulting arrangement with a former executive, and increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $3.6 million, or 24.8%, to $17.9 million for the three months ended June 30, 2014 compared to $14.4 million for the three months ended June 30, 2013. The increase was primarily the result of the depreciation and amortization related to the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Other Expense (Income)

Interest Expense. Interest expense increased $0.7 million, or 11.9%, to $6.4 million for the three months ended June 30, 2014 compared to $5.8 million for the three months ended June 30, 2013. At June 30, 2014, we had $852.5 million of notes payable compared to $637.1 million at June 30, 2013. The increase was primarily due to interest expense on the increase in indebtedness associated with our 275 Brannan property, the indebtedness associated with the Pinnacle II building acquired on June 14, 2013, the indebtedness associated with the acquisition of the Seattle Portfolio, the indebtedness associated with the redevelopments of our Element LA property, and amounts outstanding under our unsecured revolving credit facility, all partially offset by interest savings related to our repayment of indebtedness associated with our 625 Second Street property on November 1, 2013.

Acquisition-related expenses. Acquisition-related expenses decreased $0.5 million, or 100.0%, to $0.0 million for the three months ended June 30, 2014 compared to $0.5 million for the three months ended June 30, 2013. The decrease was the result of lower acquisition activity compared to the same quarter a year ago.

Net Income

Net income for the three months ended June 30, 2014 was $6.7 million compared to net loss of $3.4 million for the three months ended June 30, 2013. The increase was primarily due to higher office operating revenues resulting from the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014, lower media and entertainment operating expenses and lower acquisition-related expenses, all partially offset by lower media and entertainment operating revenues, higher office operating expenses, higher general and administrative expenses, higher depreciation and amortization, and higher interest expense, all as described above.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $24.7 million, or 33.3%, to $99.0 million for the six months ended June 30, 2014 compared to $74.2 million for the six months ended June 30, 2013. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Total office rental revenue increased $19.8 million, or 35.3%, to $75.9 million for the six months ended June 30, 2014 compared to $56.1 million for the six months ended June 30, 2013. The increase reflects the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014. During the six months ended June 30, 2014, we renewed 10 office leases encompassing approximately 37,987 rentable square feet. The weighted average initial stabilized cash rents for those renewed leases were 11.8% above the expiring cash rents for the same space and the weighted average initial straight-line rents on those renewed leases were 18.3% above the expiring straight-line rents for the same space.

Office Tenant Recoveries. Office tenant recoveries increased $0.5 million, or 4.2%, to $11.6 million for the six months ended June 30, 2014 compared to $11.1 million for the six months ended June 30, 2013. The increase in tenant recoveries was primarily the result of operating results from the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014, partially offset by a decrease in tenant recoveries stemming from the early terminations of the lease with Bank of America at our 1455 Market Street property.

Office Parking and Other Revenue. Office parking and other revenue increased $4.4 million, or 63.1%, to $11.5 million for the six months ended June 30, 2014 compared to $7.0 million for the six months ended June 30, 2013. The increase in parking and other revenue was primarily the result of operating results from the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014, together with an early lease termination payment from Fox Interactive Media, Inc. at our 625 Second Street project of approximately $1.6 million (after the write-off of non-cash items), compared to an early lease termination payment from Bank of America relating to the Company’s 1455 Market Street property of $1.1 million (after the write-off of non-cash items).

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues decreased $1.8 million, or 8.8%, to $18.8 million for the six months ended June 30, 2014 compared to $20.6 million for the six months ended June 30, 2013. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Total media and entertainment rental revenue remained relatively flat for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and Internet). Total other property-related revenue decreased $1.8 million, or 21.4%, to $6.4 million for the six months ended June 30, 2014 compared to $8.2 million for the six months ended June 30, 2013. The decrease in other property-related revenue resulted from lower production activity at our Sunset Gower media and entertainment property compared to the same period a year ago.

Media & Entertainment Other Revenue. Other revenue includes service-related revenue, including the rental of certain sound recording equipment at our media and entertainment properties. Total other revenue remained relatively flat for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased by $10.9 million, or 13.2%, to $93.3 million for the six months ended June 30, 2014 compared to $82.4 million for the six months ended June 30, 2013. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $7.1 million, or 25.8%, to $34.5 million for the six months ended June 30, 2014 compared to $27.4 million for the six months ended June 30, 2013. The increase in operating expenses was primarily the result of operating results from the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses remained relatively flat for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Operating expenses for the first six months of 2013 reflect a property tax reimbursement resulting from the reassessment of the Sunset Gower media and entertainment property of $0.8 million, with no comparable activity in the first six months of 2014. If this property tax reimbursement is disregarded, media and entertainment operating expenses would have decreased $1.0 million, or 7.4%, to $11.8 million for the six months ended June 30, 2014 compared to $12.8 million for the six months ended June 30, 2013. The decrease was primarily the result of lower production activity at the Sunset Gower media and entertainment property compared to the same period a year ago.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $2.2 million, or 21.4%, to $12.4 million for the six months ended June 30, 2014 compared to $10.2 million for the six months ended June 30, 2013. The increase in general and administrative expenses was primarily due to the adoption of the 2014 Outperformance Program, the costs associated with a one-year consulting arrangement with a former executive, and increased staffing to meet operational needs stemming from growth through the acquisitions of office properties.

Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 5.5%, to $34.6 million for the six months ended June 30, 2014 compared to $32.8 million for the six months ended June 30, 2013. The increase was primarily the result of the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Other Expense (Income)

Interest Expense. Interest expense increased $1.6 million, or 14.2%, to $13.0 million for the six months ended June 30, 2014 compared to $11.4 million for the six months ended June 30, 2013. At June 30, 2014, we had $852.5 million of notes payable, compared to $637.1 million at June 30, 2013. The increase was primarily due to interest expenses for a full six months on the indebtedness associated with our 275 Brannan property, the indebtedness associated with the Pinnacle II building acquired on June 14, 2013, the indebtedness associated with the acquisition of the Seattle Portfolio, the indebtedness associated with the redevelopments of our Element LA property, and amounts outstanding under our unsecured revolving credit facility, all partially offset by interest savings related to our repayment of indebtedness associated with our 625 Second Street property on November 1, 2013.

Acquisition-related expenses. Acquisition-related expenses decreased $0.4 million, or 79.4%, to $0.1 million for the six months ended June 30, 2014 compared to $0.5 million for the six months ended June 30, 2013 as a result of lower acquisition activity compared to the same quarter a year ago.

Net Income

Net income for the six months ended June 30, 2014 was $11.2 million compared to net loss of $3.1 million for the six months ended June 30, 2013. The increase was primarily attributable to higher office operating revenues resulting from the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014, lower media and entertainment operating expenses and lower acquisition-related expenses, all partially offset by lower media and entertainment operating revenues, higher office operating expenses, higher general and administrative expenses, higher depreciation and amortization, and higher interest expense, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $32.8 million of cash and cash equivalents at June 30, 2014. In addition, the lead arrangers for our unsecured revolving credit facility have secured commitments that will allow borrowings of up to $250.0 million to the extent our unencumbered pool properties support such borrowings. As of June 30, 2014, we had $250.0 million of total capacity under our unsecured revolving credit facility, of which $80.0 million had been drawn. We also have an at-the-market, or ATM, equity offering program that allows us to sell up to $125.0 million of shares of our common stock, $14.5 million of which has been sold as of June 30, 2014.
We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
Based on the closing price of our common stock of $25.34 as of June 30, 2014, our ratio of debt to total market capitalization was approximately 31.1% (counting series A preferred units as debt) as of June 30, 2014. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness.
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

Cash Flows
Comparison of six months ended June 30, 2014 to six months ended June 30, 2013 is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	Dollar Change	Percentage Change
Net cash provided by operating activities	$35,891	$30,991	$4,900	15.8%
Net cash used in investing activities	(127,086)	(68,617)	(58,469)	85.2%
Net cash provided by financing activities	93,636	115,052	(21,416)	(18.6)%

Cash and cash equivalents were $32.8 million and $30.4 million at June 30, 2014 and December 31, 2013, respectively.

Operating Activities
Net cash provided by operating activities increased by $4.9 million to $35.9 million for the six months ended June 30, 2014 compared to $31.0 million for the six months ended June 30, 2013. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, primarily from the acquisitions of the Pinnacle II on June 14, 2013, respectively, and the acquisition of the Seattle portfolio on July 31, 2013. In addition, the increase was also attributable to an increase in prepaid rent and decrease in payment of leasing costs associated with leases signed at 1455 Market, Rincon and 275 Brannan partially offset by a decrease in restricted cash, an increase accounts receivable, a decrease in accounts payable, compared to the six months ended June 30, 2013.

Investing Activities
Net cash used in investing activities increased $58.5 million to $127.1 million for the six months ended June 30, 2014 compared to $68.6 million for six months ended June 30, 2013. The increase was primarily attributable to the increase in acquisition activities during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and an increase in capital and tenant improvement-related expenditures at some of our office and development properties.

Financing Activities
Net cash provided by financing activities decreased $21.4 million to $93.6 million for the six months ended June 30, 2014 compared to $115.1 million for the six months ended June 30, 2013. The decrease was due to an increase in repayment of debt and an increase in dividends paid to common stock and unit holder as compared to the six months ended June 30, 2013. This was offset by an increase in the total proceeds generated by the issuance of common equity securities, after underwriters’ discounts, of approximately $197.5 million (before transaction costs) in 2014, compared to the issuance of equity securities generating total proceeds, after underwriters’ discounts, of approximately $189.9 million (before transaction costs) in 2013.

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

As of June 30, 2014, we had outstanding notes payable of $848.3 million (before loan premium), of which $414.5 million, or 48.9%, was variable rate debt. $156.5 million of the variable rate debt is subject to the interest rate contracts described in footnotes 7 and 10 in the table below.

The following table sets forth information as of June 30, 2014 with respect to our outstanding indebtedness (in thousands).

	Outstanding
Debt	June 30, 2014	December 31, 2013	Interest Rate(1)	Maturity Date
Unsecured Revolving Credit Facility	$80,000	$155,000	LIBOR+1.55% to 2.20%	8/3/2016
Mortgage loan secured by 3401 Exposition Boulevard(2)	—	13,233	LIBOR+3.80%	6/9/2014
Mortgage loan secured by 6922 Hollywood Boulevard(3)	39,915	40,396	5.58%	1/1/2015
Mortgage loan secured by 275 Brannan	15,000	15,000	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(4)	87,982	88,540	6.313%	9/6/2016
Mortgage loan secured by 901 Market(5)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(6)	13,355	566	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	97,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center(8)	105,128	105,853	5.134%	5/1/2018
Mortgage loan secured by First & King(9)	95,000	95,000	LIBOR+1.60%	8/31/2018
Mortgage loan secured by Met Park North(10)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by First Financial(11)	42,775	43,000	4.58%	2/1/2022
Mortgage loan secured by 10950 Washington(12)	29,083	29,300	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(13)	129,000	129,000	3.954%	11/7/2022
Subtotal	$848,338	$925,988
Unamortized loan premium, net(14)	4,186	5,320
Total	$852,524	$931,308
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property. This loan was paid in full in June 2014.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property. This loan is amortizing based on a 30-year amortization schedule.

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

(12)	This loan is amortizing based on a 30-year amortization schedule.

(13)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule.

(14)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 6922 Hollywood Boulevard and Pinnacle II.
Contractual Obligations and Commitments
During the second quarter of 2014, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Our unsecured revolving credit facility, as well as the loans on each of our 901 Market, 275 Brannan, First & King, and Element LA properties, are not subject to interest rate hedges. As of June 30, 2014, we had $80.0 million drawn under our unsecured revolving credit facility.

With respect to the $80.0 million on our unsecured revolving credit facility, the $97.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties ($5.0 million of which is not subject to an interest rate contract), the $49.6 million loan on our 901 Market property, the $15.0 million loan on our 275 Brannan property, the $95.0 million loan on our First & King property, and the $13.4 million loan on our Element LA property, if one-month LIBOR as of June 30, 2014 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $3.5 million.
As of June 30, 2014, we had outstanding notes payable of $848.3 million (before loan premium), of which $414.5 million, or 48.9%, was variable rate debt. $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 7 to the table above, another $64.5 million of the variable rate debt is subject to the interest rate contract described in footnote 10 to the table above, and $433.9 million of which was fixed rate secured mortgage loans. As of June 30, 2014, the estimated fair value of our fixed rate secured mortgage loans was $441.8 million. The estimated fair value of our variable rate debt equals the carrying value.

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
As of June 30, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. As of June 30, 2014, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

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

(a)Recent Sales of Unregistered Securities: None

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following shares of common stock were withheld to satisfy applicable tax withholding obligations upon the vesting of share-based awards, as permitted under our and our operating partnership’s 2010 Incentive Award Plan:

•	2,805 shares of common stock, at a weighted average price of $25.41 per share, during June 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

The Compensation Committee, or the Committee, of our Board of Directors recently engaged in a review of our annual cash incentive compensation program, with the assistance of its independent compensation consultant, FTI Consulting. On August 4, 2014, the Committee approved a 2014 bonus program, or the 2014 Bonus Program, applicable to our named executive officers, or the named executives.

Bonus Program

The Committee approved the 2014 Bonus Program, which ties the named executives’ annual cash bonuses closely to our financial performance. Each named executive is eligible to participate in the 2014 Bonus Program.

Under the 2014 Bonus Program, the named executives will be eligible to earn annual cash bonuses based on our achievement in 2014 of performance goals relating to (i) funds from operations per share; (ii) stabilized office portfolio leased percentage; and (iii) either 12-month absolute total shareholder return or 12-month relative total shareholder return as compared to the Office REIT Index, whichever is greater, as well as based on the achievement of goals related to our performance and/or the named executive’s individual performance. In determining each named executive’s actual annual cash bonus under the 2014 Bonus Program, the goals will be weighted as follows:

Criteria	Weighting
Funds from operations per share	40%
Stabilized office portfolio leased percentage	20%
12-month total shareholder return (either absolute or relative)	20%
Discretionary	20%

In addition, the Committee approved threshold, target and maximum annual cash bonuses for each named executive based on a percentage of the named executive’s base salary actually paid in 2014, as set forth below:

Executive	Threshold Bonus	Target Bonus	Maximum Bonus
Victor Coleman	100%	150%	200%
Mark Lammas	75%	112.5%	150%
Chris Barton	75%	100%	125%
Alex Vouvalides	75%	100%	125%
Dale Shimoda	75%	100%	125%

The named executive must be employed by us through the date on which we pay annual cash bonuses under the 2014 Bonus Program in order to be eligible to receive an annual cash bonus under the program.

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

10.67	Supplemental Federal Income Tax Considerations.(27)
10.68	2014 Outperformance Award Agreement.(28)*
10.69	Consulting Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P., and Howard S. Stern dated January 16, 2014.(29)*
10.70	Addendum to Outperformance Agreement.(30)*
10.71	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(31)*
10.72	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(31)*
10.73	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(31)*
10.74	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Dale Shimoda.(31)*
10.75	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Alex Vouvalides.(31)*
10.76	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Barclays Capital Inc.
10.77
Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

10.78	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and KeyBanc Capital Markets Inc.
10.79	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Wells Fargo Securties, LLC
12.1	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2013, 2012, 2011, 2010 and 2009.
22.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Correction.(18)
101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 12, 2012.
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2013.
(21)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(22)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2013.
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2013.
(26)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2013.
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 3, 2014.
(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 16, 2014.
(30)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(31)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 27, 2014.
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 7, 2014	/S/ Victor J. Coleman
Victor J. Coleman
Chief Executive Officer

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 7, 2014	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)