Form 10-Q
period 2014-09-30
Hudson Pacific Properties, Inc.
filed 2014-11-07
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
The number of shares of common stock outstanding at November 1, 2014 was 67,048,781.

Hudson Pacific Properties, Inc.
FORM 10-Q
September 30, 2014

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
REAL ESTATE ASSETS
Land	$622,880	$578,787
Building and improvements	1,322,314	1,250,752
Tenant improvements	109,656	107,628
Furniture and fixtures	13,818	14,396
Property under development	80,652	70,128
Total real estate held for investment	2,149,320	2,021,691
Accumulated depreciation and amortization	(133,463)	(114,866)
Investment in real estate, net	2,015,857	1,906,825
Cash and cash equivalents	69,397	30,356
Restricted cash	19,650	16,750
Accounts receivable, net	14,178	8,909
Notes receivable	28,112	—
Straight-line rent receivables	31,550	21,538
Deferred leasing costs and lease intangibles, net	109,476	111,398
Deferred finance costs, net	8,884	8,582
Interest rate contracts	15	192
Goodwill	8,754	8,754
Prepaid expenses and other assets	11,576	5,170
Assets associated with real estate held for sale	—	12,801
TOTAL ASSETS	$2,317,449	$2,131,275
LIABILITIES AND EQUITY
Notes payable	$920,860	$931,308
Accounts payable and accrued liabilities	35,642	27,490
Below-market leases, net	42,935	45,439
Security deposits	6,411	5,941
Prepaid rent	11,328	7,623
Interest rate contracts	907	—
Liabilities associated with real estate sold	361	133
TOTAL LIABILITIES	1,018,444	1,017,934
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares outstanding at September 30, 2014 and December 31, 2013, respectively	145,000	145,000
Common stock, $0.01 par value, 490,000,000 authorized, 66,795,992 shares and 57,230,199 shares outstanding at September 30, 2014 and December 31, 2013, respectively	668	572
Additional paid-in capital	1,080,862	903,984
Accumulated other comprehensive loss	(1,749)	(997)
Accumulated deficit	(32,662)	(45,113)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,192,119	1,003,446
Non-controlling interest—members in Consolidated Entities	43,453	45,683
Non-controlling common units in the Operating Partnership	53,256	53,737
TOTAL EQUITY	1,288,828	1,102,866
TOTAL LIABILITIES AND EQUITY	$2,317,449	$2,131,275

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Office
Rental	$39,503	$33,575	$115,418	$89,665
Tenant recoveries	12,084	6,520	23,643	17,617
Parking and other	5,140	3,426	16,632	10,472
Total office revenues	56,727	43,521	155,693	117,754
Media & entertainment
Rental	6,239	5,977	17,646	17,162
Tenant recoveries	267	500	971	1,241
Other property-related revenue	4,583	3,170	11,028	11,368
Other	339	180	542	616
Total media & entertainment revenues	11,428	9,827	30,187	30,387
Total revenues	68,155	53,348	185,880	148,141
Operating expenses
Office operating expenses	23,969	16,766	58,469	44,191
Media & entertainment operating expenses	7,401	6,136	19,244	18,133
General and administrative	6,802	5,020	19,157	15,195
Depreciation and amortization	17,361	20,256	51,973	53,069
Total operating expenses	55,533	48,178	148,843	130,588
Income from operations	12,622	5,170	37,037	17,553
Other expense (income)
Interest expense	6,550	7,319	19,519	18,673
Interest income	(1)	(22)	(21)	(262)
Acquisition-related expenses	214	483	319	992
Other expenses	(56)	(13)	(43)	41
	6,707	7,767	19,774	19,444
Income (loss) from continuing operations before gain on sale of real estate	5,915	(2,597)	17,263	(1,891)
Gain on sale of real estate	5,538	—	5,538	—
Income (loss) from continuing operations	11,453	(2,597)	22,801	(1,891)

(Loss) income from discontinued operations	(38)	(10)	(164)	1,608
Impairment loss from discontinued operations	—	(145)	—	(5,580)
Net loss from discontinued operations	(38)	(155)	(164)	(3,972)
Net income (loss)	11,415	(2,752)	22,637	(5,863)
Net income attributable to preferred stock and units	(3,195)	(3,231)	(9,590)	(9,693)
Net income attributable to restricted shares	(68)	(71)	(206)	(229)
Net (income) loss attributable to non-controlling interest in consolidated entities	(259)	118	(155)	399
Net (income) loss attributable to common units in the Operating Partnership	(273)	242	(441)	636
Net income (loss) attributable to Hudson Pacific Properties, Inc. common stockholders	$7,620	$(5,694)	$12,245	$(14,750)
Basic and diluted per share amounts:
Net income (loss) from continuing operations attributable to common stockholders	0.11	(0.10)	$0.19	$(0.20)
Net loss from discontinued operations	—	—	—	(0.07)
Net income (loss) attributable to common stockholders’ per share—basic and diluted	$0.11	$(0.10)	$0.19	$(0.27)
Weighted average shares of common stock outstanding—basic and diluted	66,506,179	56,144,099	65,549,741	54,815,763
Dividends declared per share of common stock	$0.1250	$0.1250	$0.3750	$0.3750

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$11,415	$(2,752)	$22,637	$(5,863)
Other comprehensive (loss) income: cash flow hedge adjustment	584	(846)	(780)	(731)
Comprehensive income (loss)	11,999	(3,598)	21,857	(6,594)
Comprehensive income attributable to preferred stock and units	(3,195)	(3,231)	(9,590)	(9,693)
Comprehensive income attributable to restricted shares	(68)	(71)	(206)	(229)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	(259)	118	(155)	399
Comprehensive (income) loss attributable to common units in the Operating Partnership	(293)	276	(413)	665
Comprehensive income (loss) attributable to Hudson Pacific Properties, Inc. stockholders	$8,184	$(6,506)	$11,493	$(15,452)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest — Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2013	47,496,732	$475	$145,000	$726,605	$(30,580)	$(1,287)	$55,549	$1,460	$897,222	$12,475
Contributions	—	—	—	—	—	—	—	45,704	45,704	—
Distributions	—	—	—	—	—	—	—	(1,160)	(1,160)	(2,000)
Proceeds from sale of common stock, net of underwriters’ discount	9,812,644	98	—	202,444	—	—	—	—	202,542	—
Common stock issuance transaction costs	—	—	—	(577)	—	—	—	—	(577)	—
Issuance of unrestricted stock	5,756	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	44,219	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,415)	—	—	—	—	—	—	—	—	—
Shares repurchased	(125,737)	(1)	—	(2,755)	—	—	—	—	(2,756)	—
Declared dividend	—	—	(12,144)	(28,415)	—	—	(1,192)	—	(41,751)	(749)
Amortization of stock-based compensation	—	—	—	6,682	—	—	—	—	6,682	—
Net income (loss)	—	—	12,144	—	(14,533)		(633)	(321)	(3,343)	749
Cash flow hedge adjustment	—	—	—	—	—	290	13	—	303	—
Balance at December 31, 2013	57,230,199	$572	$145,000	$903,984	$(45,113)	$(997)	$53,737	$45,683	$1,102,866	$10,475
Distributions	—	—	—	—	—	—	—	(2,385)	(2,385)	—
Proceeds from sale of common stock, net of underwriters’ discount	9,563,500	96	—	197,372	—	—	—	—	197,468	—
Common stock issuance transaction costs	—	—	—	(674)	—	—	—	—	(674)	—
Redemption of Series A Cumulative Redeemable Preferred Units	—	—	—	—	—	—	—	—	—	(298)
Issuance of unrestricted stock	5,098	—	—	—	—	—	—	—	—	—
Shares repurchased	(2,805)	—	—	—	—	—	—	—	—	—
Declared Dividend	—	—	(9,108)	(25,140)	—	—	(894)		(35,142)	(482)
Amortization of stock-based compensation	—	—	—	5,320	—	—	—	—	5,320	—
Net income	—	—	9,108	—	12,451	—	441	155	22,155	482
Cash Flow Hedge Adjustment	—	—	—	—	—	(752)	(28)	—	(780)	—
Balance at September 30, 2014	66,795,992	$668	$145,000	$1,080,862	$(32,662)	$(1,749)	$53,256	$43,453	$1,288,828	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,637	$(5,863)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,973	53,858
Amortization of deferred financing costs and loan premium, net	635	421
Amortization of stock-based compensation	5,047	4,974
Straight-line rent receivables	(9,830)	(7,632)
Amortization of above-market leases	1,543	1,999
Amortization of below-market leases	(5,821)	(6,343)
Amortization of lease incentive costs	246	37
Bad debt expense	(326)	176
Amortization of ground lease	186	185
(Gain) / Loss from Sale of Real Estate	(5,538)	—
Impairment loss	—	5,580
Change in operating assets and liabilities:
Restricted cash	(2,900)	(122)
Accounts receivable	(4,925)	344
Deferred leasing costs and lease intangibles	(11,509)	(13,440)
Prepaid expenses and other assets	(3,532)	(1,764)
Accounts payable and accrued liabilities	16,394	16,774
Security deposits	389	(439)
Prepaid rent	3,677	(4,813)
Net cash provided by operating activities	58,346	43,932
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(79,154)	(53,576)
Property acquisitions	(75,580)	(389,883)
Acquisition of notes receivable	(28,112)	—
Proceeds from sale of real estate	18,629	52,994
Deposits for property acquisitions	(2,500)	—
Net cash used in investing activities	(166,717)	(390,465)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	332,886	369,361
Payments of notes payable	(341,636)	(167,255)
Proceeds from issuance of common stock	197,468	189,888
Common stock issuance transaction costs	(674)	(392)
Dividends paid to common stock and unit holders	(26,034)	(22,161)
Dividends paid to preferred stock and unit holders	(9,590)	(9,693)
Redemption of 6.25% series A cumulative redeemable preferred units	(298)	—
Distribution to non-controlling member in consolidated real estate entity	(2,385)	(425)
Repurchase of vested restricted stock	—	(650)
Payment of loan costs	(2,325)	(1,703)
Net cash provided by financing activities	147,412	356,970
Net increase in cash and cash equivalents	39,041	10,437
Cash and cash equivalents—beginning of period	30,356	18,904
Cash and cash equivalents—end of period	$69,397	$29,341

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$23,824	$19,589
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$8,906	$6,204
Assumption of secured debt in connection with property acquisitions (Notes 3 and 5)	$—	$102,299
Non-controlling interest in consolidated real estate entity (Note 3)	$—	$45,704
Assumption of other (assets) and liabilities in connection with property acquisitions, net (Note 3)	$(449)	$(2,423)

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

Since the completion of the IPO, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (our “Operating Partnership”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of September 30, 2014, we owned a portfolio of 25 office properties and two media and entertainment properties. These properties are located in California and Washington. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

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

The Company records acquired above- and below- market leases at fair value using discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs for the three and nine months ended September 30, 2014 were approximately $0.8 million and $2.1 million, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Capitalized interest for the three and nine months ended September 30, 2014 was approximately $1.9 million and $5.2 million, respectively, and $1.1 million and $2.8 million for the three and nine months ended September 30, 2013, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

The Company computes depreciation using the straight-line method over the estimated useful lives of 39 years for building and improvements, 15 years for land improvements, 5 to 7 years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. There were no properties held for sale at September 30, 2014 and December 31, 2013. The Company recorded $5.6 million of impairment charges related to a property held for sale during the nine months ended September 30, 2013 with no comparable charge for the nine months ended September 30, 2014.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of September 30, 2014 was $8.8 million. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the three and nine months ended September 30, 2014 and 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At September 30, 2014 and December 31, 2013, the Company had reserved $0.5 million and $0.3 million, respectively, of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $(0.3) million and $0.2 million of bad debt (recovery) expense for the nine months ended September 30, 2014 and 2013, respectively.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	September 30, 2014	December 31, 2013
Accounts receivable	$14,944	$10,152
Allowance for doubtful accounts	(766)	(1,243)
Accounts receivable, net	$14,178	$8,909

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

The Company held three interest rate contracts as of September 30, 2014 and December 31, 2013, respectively, all of which have been accounted for as cash flow hedges as more fully described in note 6 below.

Stock-Based Compensation

Accounting Standard Codification, (“ASC”), Topic 718, Compensation—Stock Compensation (“ASC 718”), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC 718. Our compensation committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

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

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our initial taxable year. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

We have elected, together with one of our subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2014, the Company had not established a liability for uncertain tax positions.

Fair Value of Assets and Liabilities

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million
Interest Rate Swaps	1	$64.5 million

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$15	$192	Interest rate contracts	$907	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014	Year Ended
		December 31, 2013
Beginning balance of OCI related to interest rate contracts	$1,086	$1,389

Unrealized loss recognized in OCI due to change in fair value of interest rate contracts	1,084	847
Loss reclassified from OCI into income (as interest expense)	(304)	(116)
Net change in OCI	780	731

Ending balance of accumulated OCI related to derivatives	1,866	2,120
Allocation of OCI, non-controlling interests	(117)	(131)
Accumulated other comprehensive loss	$1,749	$1,989

Credit-Risk-Related Contingent Features

As of September 30, 2014, the Company had one derivative that was in a net liability position.

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

On May 28, 2014, the FASB issued their final standard on revenue from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. The standard (ASU No. 2014-09) outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The ASU is effective for annual reporting periods (including interim periods) beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the guidance effective January 1, 2017 and is currently assessing the impact on our consolidated financial statements and notes to our consolidated financial statements.

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

3. Investment in Real Estate

Acquisitions

During the first quarter of 2014, we acquired Merrill Place and 3402 Pico Blvd. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

	Merrill Place	3402 Pico Blvd.
Date of Acquisition	February 12, 2014	February 28, 2014	Total
Consideration paid
Cash consideration	$57,034	$18,546	$75,580
Total consideration	$57,034	$18,546	$75,580
Allocation of consideration paid
Investment in real estate, net	$57,508	$18,500	$76,008
Above-market leases	173	—	173
Deferred leasing costs and lease intangibles, net	3,163	—	3,163
Below-market leases	(3,315)	—	(3,315)
Other (liabilities) asset assumed, net	(495)	46	(449)
Total consideration paid	$57,034	$18,546	$75,580

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

The table below shows the pro forma financial information for the nine months ended September 30, 2014 and 2013 as if these properties had been acquired as of January 1, 2013.

	Nine Months Ended September 30,
	2014	2013
Total revenues	$186,592	$152,419
Net income (loss)	$22,663	$(5,701)

Acquisition - Note Receivable

On August 19, 2014, the Company entered into a loan participation agreement for a loan with a maximum principal of $140.0 million. The Company’s share was 23.77%, or $33.3 million. The note receivable is secured by a real estate property, has a balance of $28.5 million, bears interest at 11.0% and matures on August 18, 2016. The company earned a $0.4 million commitment fee as a result of this transaction. The balance as of September 30, 2014, net of the commitment fee, was $28.1 million and was classified as a Note Receivable on the Consolidated Balance Sheet.

Dispositions

During the quarter ended March 31, 2014, the Company began to market its Tierrasanta office property for sale and therefore reclassified its assets and liabilities to held for sale as of June 30, 2014 and December 31, 2013. The property was sold on July 16, 2014. Refer to Note 13 for further details. Pursuant to ASU No. 2014-08, we will not be presenting the operating results in net income (loss) from discontinued operations.

On May 31, 2013, the Company entered into an agreement to sell its City Plaza property for approximately $56.0 million (before certain credits, prorations, and closing costs). The transaction closed on July 12, 2013. The transaction resulted in an approximately $5.6 million impairment loss, which was recorded in the second quarter of 2013. The Company reclassified City Plaza’s results of operations for the three and nine months ended September 30, 2014 and 2013 to discontinued operations on its consolidated statements of operations.

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The following table sets forth the discontinued operations for the three and nine months ended September 30, 2014 and 2013 for City Plaza:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total office revenues	$—	$242	$—	$4,204
Office operating expenses	(38)	(252)	(164)	(1,807)
Depreciation and amortization	—	—	—	(789)
(Loss) income from discontinued operations	$(38)	$(10)	$(164)	$1,608

4. Lease Intangibles

The following summarizes our deferred leasing cost and lease intangibles as of:

	September 30, 2014	December 31, 2013
Above-market leases	$12,704	$16,517
Leases in place	65,147	86,417
Below-market ground leases	7,513	7,513
Other lease intangibles	29,376	37,162
Lease buy-out costs	5,975	3,107
Deferred leasing costs	37,689	29,759
	$158,404	$180,475
Accumulated amortization	(48,928)	(69,077)
Deferred leasing costs and lease intangibles, net	$109,476	$111,398

Below-market leases	$58,493	$67,515
Accumulated accretion	(15,558)	(22,076)
Below-market leases, net	$42,935	$45,439

5. Notes Payable

Senior Unsecured Credit Facility

On September 23, 2014, we amended and restated our $250.0 million unsecured revolving credit facility to increase the unsecured revolving credit facility to $300.0 million, extend the term of that facility to September 23, 2018, and add a five-year, $150.0 million unsecured term loan facility with a group of lenders for which Wells Fargo Bank, N.A. acts as administrative agent, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated act as joint lead arrangers, and Bank of America, N.A. and Barclays Bank PLC, act as joint syndication agents, and Keybank, N.A., acts as documentation agent.

The $150.0 million unsecured term loan facility was fully drawn by the Company on the closing date to repay a $95.0 million loan secured by the Company’s 505 First Street and 83 King properties, with the remaining $55.0 million used to repay amounts outstanding under the Company’s prior unsecured revolving facility.

Our Operating Partnership continues to be the borrower under the new facility and the Company and all subsidiaries that own unencumbered properties will continue to provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties are not required except under limited circumstances.  Subject to the satisfaction of certain conditions and lender commitments, the Company may increase the availability of either or both of the revolving credit facility or term loan facility so long as the aggregate commitments under both facilities do not exceed $700.0 million.

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Under the revolving credit facility, the Company may elect to pay interest at a rate equal to either LIBOR plus 115 to 155 basis points per annum or a specified base rate plus 15 to 55 basis points per annum, depending on the Company’s leverage ratio. Under the term loan facility, the Company may elect to pay interest at a rate equal to either LIBOR plus 130 to 190 basis points per annum or a specified base rate plus 30 to 90 basis points per annum, again depending on the Company’s leverage ratio. If the Company obtains a credit rating for its senior unsecured long term indebtedness, it may make an irrevocable election to change the interest rate for the revolving credit facility to a rate equal to either LIBOR plus 87.5 to 165 basis points per annum or the specified base rate plus 0 to 65 basis points per annum, and for the term loan facility equal to either LIBOR plus 90 to 190 basis points per annum or the specified base rate plus 0 to 90 basis points per annum, in each case depending on the credit rating.

The revolving credit facility is subject to a facility fee in an amount equal to the Company’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 20 to 35 basis points, depending on the Company’s leverage ratio, or, if the Company makes the credit rating election, in an amount equal to the aggregate amount of its revolving credit commitments multiplied by a rate per annum equal to 12.5 to 30 basis points, depending upon the credit rating. Unused amounts of the facility are no longer subject to a separate fee.

The Company’s ability to borrow under the facility remains subject to ongoing compliance with a number of customary restrictive covenants. In addition to these covenants, the facility also includes certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the Company’s primary business, and other customary affirmative and negative covenants.

As of September 30, 2014, we were in compliance with our facility’s financial covenants. As of September 30, 2014, we had $300.0 million of total capacity under our unsecured revolving credit facility, of which $95.0 million had been drawn.

The following table sets forth information as of September 30, 2014 with respect to our outstanding indebtedness.

	Outstanding
Debt	September 30, 2014	December 31, 2013	Interest Rate(1)	Maturity Date
Unsecured revolving credit facility — new	$95,000	$—	LIBOR+ 1.15% to 1.55%	9/23/2018
Unsecured revolving credit facility	—	155,000	LIBOR+1.55% to 2.20%	N/A
Unsecured term loan	150,000	—	LIBOR+ 1.30% to 1.90%	9/23/2019
Mortgage loan secured by 3401 Exposition Blvd.(2)	—	13,233	LIBOR+3.80%	N/A
Mortgage loan secured by 6922 Hollywood Blvd.(3)	39,675	40,396	5.580%	1/1/2015
Mortgage loan secured by 275 Brannan	15,000	15,000	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(4)	87,711	88,540	6.313%	9/6/2016
Mortgage loan secured by 901 Market(5)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(6)	13,452	566	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	97,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center(8)	104,707	105,853	5.134%	5/1/2018
Mortgage loan secured by First & King(9)	—	95,000	LIBOR+1.60%	N/A
Mortgage loan secured by Met Park North(10)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by First Financial(11)	42,616	43,000	4.580%	2/1/2022
Mortgage loan secured by 10950 Washington(12)	28,977	29,300	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(13)	129,000	129,000	3.954%	11/7/2022
Subtotal	$917,238	$925,988
Unamortized loan premium, net(14)	3,622	5,320
Total	$920,860	$931,308
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Blvd. property. This loan was paid in full in June 2014.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Blvd. property. This loan is amortizing based on a 30-year amortization schedule.

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

(14)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 6922 Hollywood Blvd. and Pinnacle II.

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

The minimum future annual principal payments due on our secured and unsecured notes payable at September 30, 2014, excluding the non-cash loan premium amortization, were as follows (in thousands):

2014 (three months ending December 31, 2014)	$1,260
2015	58,569
2016	138,908
2017	16,905
2018	294,104
2019	153,706
Thereafter	253,786
Total	$917,238

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

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The combined fair market value of the interest rate caps at September 30, 2014 and December 31, 2013 was $0.015 million and $0.1 million, respectively. The fair market value of the interest rate swap at September 30, 2014 and December 31, 2013 was $0.907 million and $0.137 million, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2014 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at September 30, 2014 are presented below for the years/periods ended December 31. The table below does not include rents under leases at our media and entertainment properties with terms of one year or less.
Future minimum base rents under our operating leases in each of the next five years and thereafter are as follows (in thousands):

	Non-cancelable	Subject to early termination options	Total
2014 (three months ending December 31, 2014)	$36,740	78	$36,818
2015	160,225	4,608	164,833
2016	157,831	6,478	164,309
2017	142,213	6,105	148,318
2018	126,043	9,496	135,539
2019	109,374	13,712	123,086
Thereafter	292,382	209,166	501,548
Total	$1,024,808	$249,643	$1,274,451

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

In conjunction with the acquisition of the 9300 Wilshire Blvd. property, our subsidiary, Hudson 9300 Wilshire, LLC, assumed a ground lease (expiring August 14, 2032) with an unrelated party. Minimum rent under the ground lease is $0.075 million per year (additional rent under this lease of 6% of gross rentals less minimum rent, as defined in such lease, is not included in this amount).

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

The following table provides information regarding our future minimum lease payments at September 30, 2014 under these lease agreements.

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

2014 (three months ending December 31, 2014)	$354
2015	1,417
2016	1,417
2017	1,417
2018	1,417
2019	1,417
Thereafter	49,408
Total	$56,847

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

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$920,860	$924,357	$931,308	$940,435
Derivative assets, disclosed as “Interest rate contracts”	15	15	192	192
Derivative liabilities, disclosed as “Interest rate contracts”	907	907	—	—

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

Non-controlling interest—members in consolidated entities

Non-controlling interest—members in consolidated entities refers to our joint venture partner, Media Center Partners, LLC, a California limited liability company (“MCP”), with which we have entered into a joint venture, Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of September 30, 2014, we owned a 65.0% interest in the Pinnacle JV, which owns the 625,640 square-foot project known as The Pinnacle. As of December 31, 2012 and until the acquisition by the Pinnacle JV of the 231,864 square-foot Pinnacle II building on June 14, 2013, we owned a 98.25% interest in the Pinnacle JV, which owns the 393,776 square-foot Pinnacle I building.

6.25% series A cumulative redeemable preferred units of the Operating Partnership

6.25% series A cumulative redeemable preferred units of the Operating Partnership are 407,066 series A preferred units of partnership interest in our operating partnership, or series A preferred units, that are not owned by us. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at our option, exchangeable for registered shares of common stock, after June 29, 2013. In October 2013, one of our series A preferred unit holders required us to redeem 80,000 series A preferred units. We elected to redeem these units for cash equal to the liquidation

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

preference of $25.00 per unit. As a result of this redemption, our outstanding series A preferred units decreased from 499,014 units outstanding to 419,014 units outstanding. In March 2014, one of our series A preferred unit holders required us to redeem 11,948 series A preferred units. We elected to redeem these units for cash equal to the liquidation preference of $25.00 per unit. As a result of this redemption, our outstanding series A preferred units decreased from 419,014 units outstanding to the current 407,066 units outstanding as of September 30, 2014. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

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

Dividends

During the third quarter for 2014, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The third quarter dividends were declared on September 8, 2014 to holders of record on September 20, 2014.

Taxability of Dividends

Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes because of the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

Stock-Based Compensation

The Board of Directors awards restricted shares to non-employee board members on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members in accordance with our Non-Employee Director Compensation Program. The share-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

In addition, the Board of Directors awards restricted shares to employees on an annual basis as part of the employees’ annual compensation. The share-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

The following table summarizes the restricted share activity for the nine months ended September 30, 2014 and status of all unvested restricted share awards to our non-employee board members and employees at September 30, 2014:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2014	541,180	$19.98
Granted	36,058	22.88
Vested	(32,547)	(17.52)
Canceled	(3,913)	(20.44)
Balance at September 30, 2014	540,778	$20.31

Nine Months Ended September 30,	Non-Vested Shares Issued	Weighted Average Grant - Date Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2014	36,058	$22.88	(32,547)	$768
2013	44,219	22.50	(106,045)	2,258

We recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant.

Hudson Pacific Properties, Inc. Outperformance Programs

In each of 2012, 2013 and 2014, the Compensation Committee of our Board of Directors adopted a Hudson Pacific Properties, Inc. Outperformance Program (individually, the “2012 OPP,” the “2013 OPP” and the “2014 OPP” and, together, the “OPPs”). Participants in the 2012 OPP, 2013 OPP and 2014 OPP may earn, in the aggregate, up to $10 million, $11 million and $12 million, respectively, of stock-settled awards based on our Total Shareholder Return, or TSR, for the three-year period

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

beginning January 1 of the year in which the applicable OPP was adopted and ending December 31 of 2014, 2015 or 2016, respectively.

Under each OPP, participants will be entitled to share in a performance pool with a value, subject to the applicable dollar-denominated cap described above, equal to the sum of: (i) 4% of the amount by which our TSR during the applicable performance period exceeds 9% simple annual TSR (the “absolute TSR component”), plus (ii) 4% of the amount by which our TSR during the applicable performance period exceeds that of the SNL Equity REIT Index (determined on a percentage basis that is then multiplied by the sum of (A) our market capitalization on that date, plus (B) the aggregate per share dividend over the applicable performance period through such date) (the “relative TSR component”), except that the relative TSR component will be reduced on a linear basis from 100% to zero percent for absolute TSR ranging from 7% to zero percent simple annual TSR over the applicable performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the applicable performance period (if any).

With respect to the 2012 OPP, if we attain pro-rated TSR performance goals during 2012 and/or 2013 that yield hypothetical bonus pools of up to $2 million for 2012 performance and/or up to $4 million for combined 2012/2013 performance, stock awards issued under the final bonus pool at the end of the applicable performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2012 or 2013 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $10 million bonus pool limitation). Similarly, with respect to the 2013 OPP , if we attain pro-rated TSR performance goals during 2013 and/or 2014 that yield hypothetical bonus pools of up to $2 million for 2013 performance and/or up to $4 million for combined 2013/2014 performance, stock awards issued under the final bonus pool at the end of the applicable performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2013 or 2014 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $11 million bonus pool limitation).

At the end of the applicable three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in RSUs that vest in equal annual installments over the two years immediately following the applicable performance period (based on continued employment) and which carry tandem dividend equivalent rights. However, if the applicable performance period is terminated in connection with a change in control, OPP awards will be paid entirely in fully vested shares of our common stock immediately prior to the change in control. In addition to these share/RSU payments, each OPP award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the applicable performance period on the total number of shares and RSUs ultimately issued or granted in respect of such OPP award, had such shares and RSUs been outstanding throughout the performance period.

If a participant’s employment is terminated without “cause,” for “good reason” or due to the participant’s death or disability during the applicable performance period (referred to as qualifying terminations), the participant will be paid his or her OPP award at the end of the performance period entirely in fully vested shares (except for the performance period dividend equivalent, which will be paid in cash at the end of the performance period). Any such payment will be pro-rated in the case of a termination without “cause” or for “good reason” by reference to the participant’s period of employment during the applicable performance period. If we experience a change in control or a participant experiences a qualifying termination of employment, in either case, after the end of the applicable performance period, any unvested RSUs that remain outstanding will accelerate and vest in full upon such event.

The cost of the 2012 OPP, the 2013 OPP and the 2014 OPP (approximately $3.49 million, $4.14 million and $3.21 million, respectively, subject to a forfeiture adjustment equal to 6%, 6% and 10%, respectively, of the total cost) will be amortized through the final vesting period under a graded vesting expense recognition schedule.

The 2012 OPP, 2013 OPP and 2014 OPP were valued, in accordance with ASC 718, at an aggregate of approximately $3.49 million, $4.14 million and $3.21 million, respectively, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the

Hudson Pacific Properties, Inc.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the OPP awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement date, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the awards. The ultimate reward realized on account of the OPP awards by the holders of the awards is contingent on the TSR achieved on the measurement date, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2012 OPP award, 2013 OPP award and 2014 OPP award was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 36% and 35%, 33% and 25%, and 28% and 26%, respectively; a risk-free rate of 0.40%, 0.38% and 0.77%, respectively; and total dividend payments over the measurement period of $1.62, $1.50 and $1.50, respectively, per share.

For the nine months ended September 30, 2014 and 2013, $5.3 million and $5.2 million, respectively, of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $5.0 million and $5.0 million, respectively, was included in general and administrative expenses, with the remaining $0.3 million and $0.2 million, respectively, of stock compensation capitalized to tenant improvement and deferred leasing costs and lease intangibles, net.

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

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2014, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of September 30, 2014, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the nine months ended September 30, 2014 and 2013, approximately 16% and 21%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

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

Summary information for the reportable segments for the nine months ended September 30, 2014 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$155,693	$30,187	$185,880
Operating expenses	58,469	19,244	77,713
Net operating income	$97,224	$10,943	$108,167

Summary information for the reportable segments for the nine months ended September 30, 2013 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$117,754	$30,387	$148,141
Operating expenses	44,191	18,133	62,324
Net operating income	$73,563	$12,254	$85,817

The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

	September 30, 2014	September 30, 2013
Net operating income	$108,167	$85,817
General and administrative	(19,157)	(15,195)
Depreciation and amortization	(51,973)	(53,069)
Interest expense	(19,519)	(18,673)
Interest income	21	262
Acquisition-related expenses	(319)	(992)
Other expense	43	(41)
Income from continuing operations	$17,263	$(1,891)

There were no inter-segment sales or transfers during either of the nine months ended September 30, 2014 and 2013.

Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources.  Therefore, depreciation and amortization expense is not allocated among segments.  General and administrative expenses and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

13. Subsequent Events

6922 Hollywood Mortgage Loan Payoff

On October 2, 2014, the Company fully repaid the $39.7 million loan secured by its 6922 Hollywood Boulevard property in Hollywood, California. The loan was scheduled to mature on January 1, 2015.

12655 Jefferson Acquisition

On October 17, 2014, the Company acquired a 93,952 square-foot office property located in the Playa Vista submarket of Los Angeles, California in an off-market transaction for $38.0 million (before certain credits, closing costs, and prorations). The purchase price was paid from borrowings under the Company’s revolving credit facility. Built in 1985, the property also includes a garage with 279 parking stalls. The building is currently vacant and conceptual designs and plans have been completed for a creative office conversion. Playa Vista is a leading submarket for creative office tenants, including Facebook, Google/YouTube, Microsoft and Sony.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q for Hudson Pacific Properties, Inc. for the three months ended September 30, 2014 represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2013. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through September 30, 2014 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	543,709
Sunset Bronson	1/30/2008	313,723
Technicolor Building	6/1/2008	114,958
First Financial	6/29/2010	223,679
Del Amo Office	8/13/2010	113,000
9300 Wilshire Blvd.	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,025,833
Rincon Center	12/16/2010	580,850
10950 Washington	12/22/2010	159,024
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	54,673
625 Second Street	9/1/2011	138,080
6922 Hollywood Blvd.	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	206,199
Element LA	9/5/2012	247,545
1455 Gordon Street	9/21/2012	6,000
Pinnacle I(1)	11/8/2012	393,777
3401 Exposition	5/22/2013	63,376
Pinnacle II(1)	6/14/2013	231,864
First & King	7/31/2013	472,223
Met Park North	7/31/2013	190,748
Northview	7/31/2013	182,009
1861 Bundy	9/26/2013	36,492
Merrill Place	2/12/2014	193,153
3402 Pico Blvd.	2/28/2014	39,136
Total		6,306,805
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

Same-Store Net Operating Income Analysis for the three months ended September 30, 2014 to the three months ended September 30, 2013

We define “same-store” as all the properties owned and included in our stabilized portfolio as of January 1, 2013 and still owned and included in the stabilized portfolio as of September 30, 2014.

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on same-store net operating income from continuing operations. We define “same-store net operating income” as operating revenues (rental income, tenant recoveries, and parking and other income) less office operating expenses.

Same-store net operating income from continuing operations is considered by management to be an important and appropriate supplemental performance measure to net income (loss) because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and noncash depreciation and amortization. Same-store net operating income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). In addition, same-store net operating income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating same-store net operating income, and accordingly, our presentation of same-store net operating income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, same-store net operating income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income (loss) from operations or net income (loss).

	Three Months Ended September 30,		Dollar	Percentage
	2014	2013	Change	Change
Same-store office statistics
Number of properties	14	14
Rentable square feet	3,505,194	3,488,943
Ending % leased	94.9%	95.2%		(0.3)%
Ending % occupied	94.6%	85.7%		10.4%
Average % occupied for the period	91.9%	90.6%		1.4%
Average annual rental rate per square foot	$34.22	$31.73		7.8%

Same-store office net operating income
Total office revenues	$40,831	$34,469	$6,362	18.5%
Total office expense	19,338	13,435	5,903	43.9%
Same-store office net operating income	$21,493	$21,034	$459	2.2%
NOI Margin	52.6%	61.0%

Same-store office net operating income	$21,493	$21,034	$459	2.2%
Non-same-store office net operating income	11,265	5,721	5,544	96.9%
Same-store media net operating income	4,027	3,691	336	9.1%
General and administrative	(6,802)	(5,020)	(1,782)	35.5%
Depreciation and amortization	(17,361)	(20,256)	2,895	(14.3)%
Income from operations	$12,622	$5,170	$7,452	144.1%
Interest expense	(6,550)	(7,319)	769	(10.5)%
Interest income	1	22	(21)	(95.5)%
Acquisition-related expenses	(214)	(483)	269	(55.7)%
Other income	56	13	43	330.8%
Gain / (loss) on sale of real estate	5,538	(145)	5,683	(3,919.3)%
Net loss income from discontinued operations	(38)	(10)	(28)	280.0%
Net income (loss)	$11,415	$(2,752)	$14,167	(514.8)%

Same store office net operating income increased by $0.5 million, or 2.2% to $21.5 million for the three months ended September 30, 2014 compared to $21.0 million for three months ended September 30, 2013. The three months ended September 30, 2014 net operating income includes a one-time supplemental net property tax expense for periods prior to the three months September 30, 2014 of $1.1 million. The same store office net operating income for the three months ended September 30, 2014 excluding the one-time supplemental net property tax expense, increased by $1.6 million or 7.4% primarily as a result of higher revenues related to new leases signed at our 1455 Market and Rincon Center properties at higher rents than expiring leases. In addition, average occupancy at our same store properties increased 1.4% for the three months ended September 30, 2014 as compared to three months ended September 30, 2013, primarily as a result of increased occupancy at our 1455 Market and 901 Market Street properties.

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $13.2 million, or 30.3%, to $56.7 million for the three months ended September 30, 2014 compared to $43.5 million for the three months ended September 30, 2013. The period-over-period changes in the items that comprise total revenue are primarily attributable to the factors discussed below.

Office Rental Revenue. Total office rental revenue increased $5.9 million, or 17.7%, to $39.5 million for the three months ended September 30, 2014 compared to $33.6 million for the three months ended September 30, 2013. The increase in rental revenue was primarily the result of the acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014. During the three months ended September 30, 2014, we renewed six office leases encompassing approximately 33,660 rentable square feet. The weighted average initial stabilized cash rents for those renewed leases were 1.9% above the expiring cash rents for the same space and the weighted average initial straight-line rents on those renewed leases were 17.1% above the expiring straight-line rents for the same space.

Office Tenant Recoveries. Office tenant recoveries increased $5.6 million, or 85.3%, to $12.1 million for the three months ended September 30, 2014 compared to $6.5 million for the three months ended September 30, 2013. The increase in tenant recoveries was primarily the result of the acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014. Tenant recoveries include $3.6 million of one-time property tax recoveries resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to the third quarter this year.

Office Parking and Other Revenue. Office parking and other revenue increased $1.7 million, or 50.0%, to $5.1 million for the three months ended September 30, 2014 compared to $3.4 million for the three months ended September 30, 2013. The increase in parking and other revenue was primarily the result of the acquisition of the Seattle portfolio on July 31, 2013 and our acquisition of the Merrill Place property on February 12, 2014.

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues increased $1.6 million, or 16.3%, to $11.4 million for the three months ended September 30, 2014 compared to $9.8 million for the three months ended September 30, 2013. The period-over-period changes in the items that comprise total revenue are primarily attributable to the factors discussed below.

Media & Entertainment Rental Revenue. Total media and entertainment rental revenue remained relatively flat for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is derived from tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and Internet). Total other property-related revenue increased $1.4 million, or 44.6%, to $4.6 million for the three months ended September 30, 2014 compared to $3.2 million for the three months ended September 30, 2013. The increase was primarily the result of higher production activity at the Sunset Gower media and entertainment property compared to the same quarter a year ago and reflects normalized production schedules relative to the third quarter of 2013 when the Showtime series Dexter was canceled.

Media & Entertainment Other Revenue. Other revenue includes service-related revenue, including the rental of certain sound recording equipment at our media and entertainment properties. Total other revenue remained relatively flat for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased by $7.4 million, or 15.3%, to $55.5 million for the three months ended September 30, 2014 compared to $48.2 million for the three months ended September 30, 2013. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $7.2 million, or 43.0%, to $24.0 million for the three months ended September 30, 2014 compared to $16.8 million for the three months ended September 30, 2013. The increase in operating expenses was primarily the result of the acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014. In addition, the current quarter also reflects a one-time property tax expense of $4.7 million resulting from the property tax reassessment described above.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $1.3 million, or 20.6%, to $7.4 million for the three months ended September 30, 2014 compared to $6.1 million for the three months ended September 30, 2013. The increase was primarily the result of higher production activity at the Sunset Gower media and entertainment property compared to the same quarter a year ago.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $1.8 million, or 35.5%, to $6.8 million for the three months ended September 30, 2014 compared to $5.0 million for the three months ended September 30, 2013. The increase in general and administrative expenses was primarily due to the adoption of the 2014 Outperformance Program, the costs associated with a one-year consulting arrangement with a former executive, and increased staffing to meet operational needs stemming from growth through the acquisition of office properties.

Depreciation and Amortization. Depreciation and amortization expense decreased $2.9 million, or 14.3%, to $17.4 million for the three months ended September 30, 2014 compared to $20.3 million for the three months ended September 30, 2013. The decrease was primarily the result of the write-off of leasing costs associated with an early termination of tenant at our 1455 Market property in 2013, offset by an increase in depreciation and amortization related to the acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Other Expense (Income)

Interest Expense. Interest expense decreased $0.8 million, or (10.5)%, to $6.6 million for the three months ended September 30, 2014 compared to $7.3 million for the three months ended September 30, 2013. At September 30, 2014, we had $920.9 million of notes payable compared to $891.2 million at September 30, 2013. The decrease was primarily a result of interest savings related to our repayment of indebtedness associated with our 625 Second Street property on November 1, 2013, and additional capitalized interest related to our redevelopment properties as compared to the same period last year.

Acquisition-related expenses. Acquisition-related expenses decreased $0.3 million, or 55.7%, to $0.2 million for the three months ended September 30, 2014 compared to $0.5 million for the three months ended September 30, 2013. The decrease was the result of lower acquisition activity compared to the same quarter a year ago.

Gain on sale of real estate. On July 16, 2014, the Company completed the sale of its Tierrasanta property for $19.5 million (before certain credits, prorations, and closing costs). Accordingly, the Company recognized $5.5 million of gain on sale of real estate relates the current quarter with no comparable activity in the same period a year ago.

Net Income

Net income for the three months ended September 30, 2014 was $11.4 million compared to net loss of $2.8 million for the three months ended September 30, 2013. The increase was primarily a result of the gain on sale of real estate, higher net operating income from the acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014, all partially offset by higher office operating expenses, and higher general and administrative expenses, all as described above.

Same-Store Net Operating Income for the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Refer to Same-Store Net Operating Income Analysis for the three months ended September 30, 2014 to the three months ended September 30, 2013 for definition of Same Store Net Operating Income.

	Nine Months Ended		Dollar	Percentage
	2014	2013	Change	Change
Same-store office statistics
Number of properties	14	14
Rentable square feet	3,504,566	3,488,943
Ending % leased	94.9%	95.2%		(0.3)%
Ending % occupied	94.6%	85.7%		10.4%
Average % occupied for the period	91.3%	91.5%		(0.2)%
Average annual rental rate per square foot	$34.22	$31.73		7.8%

Same-store office net operating income
Total office revenues	$110,091	$102,138	$7,953	7.8%
Total office expense	45,474	38,695	6,779	17.5%
Same-store office net operating income	$64,617	$63,443	$1,174	1.9%
NOI Margin	58.7%	62.1%

Same-store office net operating income	$64,617	$63,443	$1,174	1.9%
Non-same-store office net operating income	32,607	10,120	22,487	222.2%
Same-store media net operating income	10,943	12,254	(1,311)	(10.7)%
General and administrative	(19,157)	(15,195)	(3,962)	26.1%
Depreciation and amortization	(51,973)	(53,069)	1,096	(2.1)%
Income from operations	$37,037	$17,553	$19,484	111.0%
Interest expense	(19,519)	(18,673)	(846)	4.5%
Interest income	21	262	(241)	(92.0)%
Acquisition-related expenses	(319)	(992)	673	(67.8)%
Other expenses (income)	43	(41)	84	(204.9)%
Gain / (loss) from sale of real estate	5,538	(5,580)	11,118	(199.2)%
Net (loss) income from discontinued operations	(164)	1,608	(1,772)	(110.2)%
Net income (loss)	$22,637	$(5,863)	$28,500	(486.1)%

Same store office net operating income increased by $1.2 million, or 1.9% to $64.6 million for the nine months ended September 30, 2014 compared to $63.4 million for nine months ended September 30, 2013. The nine months ended September 30, 2014 net operating income includes a one-time supplemental net property tax expense for periods prior to the nine months ended September 30, 2014 of $0.8 million. The same store office net operating income for the nine months ended September 30, 2014 excluding the one-time supplemental net property tax expense, increased by $1.5 million or 2.4% primarily as a result of higher revenues related to new leases signed at our 1455 Market and Rincon Center properties at higher rents than expiring leases. In addition, average occupancy at our same store properties remained relatively flat for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries, and parking and other revenue. Total office revenues increased $37.9 million, or 32.2%, to $155.7 million for the nine months ended September 30, 2014 compared to $117.8 million for the nine months ended September 30, 2013. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Office Rental Revenue. Total office rental revenue increased $25.8 million, or 28.7%, to $115.4 million for the nine months ended September 30, 2014 compared to $89.7 million for the nine months ended September 30, 2013. The increase reflects the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014. During the nine months ended September 30, 2014, we renewed 16 office leases encompassing approximately 71,647 rentable square feet. The weighted average initial stabilized cash rents for those renewed leases were 6.4% above the expiring cash rents for the same space and the weighted average initial straight-line rents on those renewed leases were 17.7% above the expiring straight-line rents for the same space.

Office Tenant Recoveries. Office tenant recoveries increased $6.0 million, or 34.2%, to $23.6 million for the nine months ended September 30, 2014 compared to $17.6 million for the nine months ended September 30, 2013. The increase in tenant recoveries was primarily the result of operating results from the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014. Tenant recoveries include $3.3 million of one-time property tax recoveries resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to this year.

Office Parking and Other Revenue. Office parking and other revenue increased $6.2 million, or 58.8%, to $16.6 million for the nine months ended September 30, 2014 compared to $10.5 million for the nine months ended September 30, 2013. The increase in parking and other revenue was primarily the result of operating results from the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014, together with an early lease termination payment from Fox Interactive Media, Inc. at our 625 Second Street project of approximately $1.6 million (after the write-off of non-cash items), compared to an early lease termination payment from Bank of America relating to the Company’s 1455 Market Street property of $1.1 million (after the write-off of non-cash items).

Total Media & Entertainment Revenue. Total media and entertainment revenue consists of rental revenue, tenant recoveries, other property-related revenue and other revenue. Total media and entertainment revenues decreased $0.2 million, or 0.7%, to $30.2 million for the nine months ended September 30, 2014 compared to $30.4 million for the nine months ended September 30, 2013. The period-over-period changes in the items that comprise total revenue are attributable primarily to the factors discussed below.

Media & Entertainment Rental Revenue. Total media and entertainment rental revenue remained relatively flat for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Media & Entertainment Tenant Recoveries. Tenant recoveries remained relatively flat for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Media & Entertainment Other Property-Related Revenue. Other property-related revenue is derived from the tenants’ rental of lighting and other equipment, parking, power, HVAC and telecommunications (telephone and Internet). Total other property-related revenue remained relatively flat for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Media & Entertainment Other Revenue. Other revenue includes service-related revenue, including the rental of certain sound recording equipment at our media and entertainment properties. Total other revenue remained relatively flat for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property- and corporate-level general and administrative expenses, other property-related expenses, management fees and depreciation and amortization. Total operating expenses increased by $18.3 million, or 14.0%, to $148.8 million for the nine months ended September 30, 2014 compared to $130.6 million for the nine months ended September 30, 2013. This increase in total operating expenses reflects the factors discussed below.

Office Operating Expenses. Office operating expenses increased $14.3 million, or 32.3%, to $58.5 million for the nine months ended September 30, 2014 compared to $44.2 million for the nine months ended September 30, 2013. The increase in operating expenses was primarily the result of operating results from the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014. In addition, the office operating expenses also reflect a one-time property tax expense of $4.1 million resulting from the property tax reassessment described above.

Media & Entertainment Operating Expenses. Media and entertainment operating expenses increased $1.1 million, or 6.1%, to $19.2 million for the nine months ended September 30, 2014 compared to $18.1 million for the nine months ended September 30, 2013. Operating expenses for the nine months of 2013 reflect a property tax reimbursement resulting from the reassessment of the Sunset Gower media and entertainment property of $0.8 million, with no comparable activity in the nine months of 2014. If this property tax reimbursement is disregarded, media and entertainment operating expenses would have remained relatively flat for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

General and Administrative Expenses. General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $4.0 million, or 26.1%, to $19.2 million for the nine months ended September 30, 2014 compared to $15.2 million for the nine months ended September 30, 2013. The increase in general and administrative expenses was primarily attributable to the adoption of the 2014 Outperformance Program, the costs associated with a one-year consulting arrangement with a former executive, and increased staffing to meet operational needs stemming from growth through the acquisition of office properties.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.1 million, or 2.1%, to $52.0 million for the nine months ended September 30, 2014 compared to $53.1 million for the nine months ended September 30, 2013. The decrease was primarily the result of the acceleration of depreciation and amortization of tenant-related assets associated with an early termination of tenant at our 1455 Market property in 2013 offset by an increase in depreciation and amortization related to the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Other Expense (Income)

Interest Expense. Interest expense increased $0.8 million, or 4.5%, to $19.5 million for the nine months ended September 30, 2014 compared to $18.7 million for the nine months ended September 30, 2013. At September 30, 2014, we had $920.9 million of notes payable, compared to $891.2 million at September 30, 2013. The increase was primarily attributable to interest expense for a full nine months on the indebtedness associated with our 275 Brannan property, the indebtedness associated with the Pinnacle II building acquired on June 14, 2013, the indebtedness associated with the acquisition of the Seattle Portfolio, the indebtedness associated with the redevelopments of our Element LA property, and amounts outstanding under our unsecured revolving credit facility, all partially offset by interest savings related to our repayment of indebtedness associated with our 625 Second Street property on November 1, 2013, and additional capitalized interest related to our redevelopment properties as compared to the same period last year.

Acquisition-related expenses. Acquisition-related expenses decreased $0.7 million, or 67.8%, to $0.3 million for the nine months ended September 30, 2014 compared to $1.0 million for the nine months ended September 30, 2013 as a result of     lower acquisition activity compared to the same quarter a year ago.

Gain on sale of real estate. On July 16, 2014, the Company completed the sale of its Tierrasanta property for $19.5 million (before certain credits, prorations, and closing costs). Accordingly, the Company recognized $5.5 million of gain on sale of real estate relates the current year with no comparable activity in the same period a year ago.

Net (Loss) Income From Discontinued Operations. During the nine months ended September 30, 2013, the Company entered into an agreement to sell its City Plaza property in Orange, California, for approximately $56.0 million (before certain credits, prorations and closing costs). Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the nine months ended September 30, 2013. The Company also recognized $5.6 million of impairment loss in the nine months ended September 30, 2013, with no comparable activity in the current year.

Net Income

Net income for the nine months ended September 30, 2014 was $22.6 million compared to net loss of $5.9 million for the nine months ended September 30, 2013. The increase was primarily attributable a gain on sale of real estate of $5.5 million in 2014 with no comparable gain in 2013, a $5.6 million impairment loss in 2013 with no comparable loss in 2014, higher net operating income from the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014, all partially offset by higher media and entertainment operating expenses, and higher general and administrative expenses, all as described above.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $69.4 million of cash and cash equivalents at September 30, 2014. In addition, the lead arrangers for our unsecured revolving credit facility have secured commitments that will allow borrowings of up to $300.0 million to the extent our unencumbered pool properties support such borrowings. As of September 30, 2014, we had $300.0 million of total capacity under our unsecured revolving credit facility, of which $95.0 million had been drawn. We also have an at-the-market, or ATM, equity offering program that allows us to sell up to $125.0 million of shares of our common stock, $14.5 million of which has been sold as of September 30, 2014.
We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
Based on the closing price of our common stock of $24.66 as of September 30, 2014, our ratio of debt to total market capitalization was approximately 33.3% (counting series A preferred units as debt) as of September 30, 2014. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness.
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

Cash Flows
Comparison of nine months ended September 30, 2014 to nine months ended September 30, 2013 is as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	Dollar Change	Percentage Change
Net cash provided by operating activities	$58,346	$43,932	$14,414	32.8%
Net cash used in investing activities	(166,717)	(390,465)	223,748	(57.3)%
Net cash provided by financing activities	147,412	356,970	(209,558)	(58.7)%

Cash and cash equivalents were $69.4 million and $30.4 million at September 30, 2014 and December 31, 2013, respectively.

Operating Activities

Net cash provided by operating activities increased by $14.4 million to $58.3 million for the nine months ended September 30, 2014 compared to $43.9 million for the nine months ended September 30, 2013. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, primarily from the acquisitions of the Seattle portfolio on July 31, 2013, Merrill Place on February 12, 2014 and Pinnacle II on June 14, 2013. In addition, the increase was also attributable to an increase in prepaid rent and decrease in payment of leasing costs associated with leases signed at 1455 Market, Rincon and 275 Brannan, partially offset by an increase in restricted cash, an increase accounts receivable, and an increase in prepaid expenses and other assets, compared to the nine months ended September 30, 2013.

Investing Activities

Net cash used in investing activities decreased $223.7 million to $166.7 million for the nine months ended September 30, 2014 compared to $390.5 million for nine months ended September 30, 2013. The decrease was primarily attributable to the decrease in acquisition activities during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in acquisition activities is partially offset by an increase in capital and tenant improvement-related expenditures at some of our office and development properties, an increase in investment of notes receivable and a decrease in sales of real estate.

Financing Activities

Net cash provided by financing activities decreased $209.6 million to $147.4 million for the nine months ended September 30, 2014 compared to $357.0 million for the nine months ended September 30, 2013. The decrease was attributable to an increase in repayment of debt, less debt borrowed and an increase in dividends paid to common stock and unit holders as compared to the nine months ended September 30, 2013. This was offset by an increase in the total proceeds generated by the issuance of common equity securities, after underwriters’ discounts, of approximately $197.5 million (before transaction costs) in 2014, compared to the issuance of equity securities generating total proceeds, after underwriters’ discounts, of approximately $189.9 million (before transaction costs) in 2013.

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

As of September 30, 2014, we had outstanding notes payable of $917.2 million (before loan premium), of which $484.6 million, or 52.8%, was variable rate debt. $156.5 million of the variable rate debt is subject to the interest rate contracts described in footnotes 7 and 10 in the table below.

The following table sets forth information as of September 30, 2014 with respect to our outstanding indebtedness (in thousands).

	Outstanding
Debt	September 30, 2014	December 31, 2013	Interest Rate(1)	Maturity Date
Unsecured revolving credit facility — new	$95,000	$—	LIBOR+ 1.15% to 1.55%	9/23/2018
Unsecured revolving credit facility	—	155,000	LIBOR+1.55% to 2.20%	N/A
Unsecured term loan	150,000	—	LIBOR+ 1.30% to 1.90%	9/23/2019
Mortgage loan secured by 3401 Exposition Blvd.(2)	—	13,233	LIBOR+3.80%	N/A
Mortgage loan secured by 6922 Hollywood Blvd.(3)	39,675	40,396	5.580%	1/1/2015
Mortgage loan secured by 275 Brannan	15,000	15,000	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(4)	87,711	88,540	6.313%	9/6/2016
Mortgage loan secured by 901 Market(5)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(6)	13,452	566	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	97,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center(8)	104,707	105,853	5.134%	5/1/2018
Mortgage loan secured by First & King(9)	—	95,000	LIBOR+1.60%	N/A
Mortgage loan secured by Met Park North(10)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by First Financial(11)	42,616	43,000	4.580%	2/1/2022
Mortgage loan secured by 10950 Washington(12)	28,977	29,300	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(13)	129,000	129,000	3.954%	11/7/2022
Subtotal	$917,238	$925,988
Unamortized loan premium, net(14)	3,622	5,320
Total	$920,860	$931,308
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Blvd. property. This loan was paid in full in June 2014.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Blvd. property. This loan is amortizing based on a 30-year amortization schedule.

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

(14)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with 6922 Hollywood Blvd. and Pinnacle II.

Contractual Obligations and Commitments

During the third quarter of 2014, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On September 23, 2014, the Company amended and restated its $250.0 million unsecured revolving credit facility to, among other things, increase the unsecured revolving credit facility to $300.0 million, extend the term of that facility, and add a five-year, $150.0 million unsecured term loan facility. The $150.0 million unsecured term loan facility was fully drawn by the

Company on the closing date to repay a $95.0 million loan secured by the Company's 505 First Street and 83 King properties, with the remaining $55.0 million used to repay amounts outstanding under the Company's prior unsecured revolving facility.

Our unsecured revolving credit facility and our term loan, as well as the loans on each of our 901 Market, 275 Brannan, and Element LA properties, are not subject to interest rate hedges. As of September 30, 2014, we had $95.0 million drawn under our unsecured revolving credit facility.

With respect to the $95.0 million on our unsecured revolving credit facility, the $150.0 million term loan, the $97.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties ($5.0 million of which is not subject to an interest rate contract), the $49.6 million loan on our 901 Market property, the $15.0 million loan on our 275 Brannan property, and the $13.5 million loan on our Element LA property, if one-month LIBOR as of September 30, 2014 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $4.2 million.

As of September 30, 2014, we had outstanding notes payable of $917.2 million (before loan premium), of which $484.6 million, or 52.8%, was variable rate debt. $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 7 to the table above, another $64.5 million of the variable rate debt is subject to the interest rate contract described in footnote 10 to the table above, and $432.7 million of which was fixed rate secured mortgage loans. As of September 30, 2014, the estimated fair value of our fixed rate secured mortgage loans was $439.8 million. The estimated fair value of our variable rate debt equals the carrying value.

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

As of September 30, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us. As of September 30, 2014, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

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
10.77
Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.78	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and KeyBanc Capital Markets Inc.
10.79	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Wells Fargo Securities, LLC.
10.80
Amended and Restated Credit Agreement by and among Hudson Pacific Properties, L.P., as borrower, and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Lead Arrangers and Joint Bookrunners, Bank of America, N.A., and Barclays Bank PLC, as Syndication Agents, and Keybank National Association, as Documentation Agent, dated September 23, 2014. (32)

10.81	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.
12.1	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2013, 2012, 2011, 2010 and 2009.
22.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(18)

101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 12, 2012.
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2013.
(21)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(22)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2013.
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2013.
(26)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2013.
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 3, 2014.
(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 16, 2014.
(30)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(31)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 27, 2014.

(32)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 29, 2014.
*	Denotes a management contract or compensatory plan or arrangement.
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 7, 2014	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 7, 2014	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)