Form 10-Q
period 2015-03-31
Hudson Pacific Properties, Inc.
filed 2015-05-08
CIK 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______
Commission File Number 001-34789
______________________________________
Hudson Pacific Properties, Inc.
Hudson Pacific Properties, L.P.
(Exact name of Registrant as specified in its charter)

Hudson Pacific Properties, Inc.	Maryland (State or other jurisdiction of incorporation or organization)	27-1430478 (I.R.S. Employer Identification Number)
Hudson Pacific Properties, L.P.	Maryland (State or other jurisdiction of incorporation or organization)	80-0579682 (I.R.S. Employer Identification Number)

11601 Wilshire Blvd., Sixth Floor Los Angeles, California 90025
(Address of principal executive offices) (Zip Code)
(310) 445-5700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Hudson Pacific Properties, Inc.	Common Stock, $.01 par value	New York Stock Exchange
Hudson Pacific Properties, Inc.	8.375% Series B Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Hudson Pacific Properties, L.P.	Common Units Representing Limited Partnership Interests	None
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
Hudson Pacific Properties, Inc. Yes  ☒   No  ☐        Hudson Pacific Properties, L.P. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Hudson Pacific Properties, Inc. Yes  ☒    No  ☐        Hudson Pacific Properties, L.P. Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Hudson Pacific Properties, Inc.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Hudson Pacific Properties, L.P.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

The number of shares of common stock outstanding at May 6, 2015 was 89,317,622.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended March 31, 2015 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Our Company is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2015, we owned approximately 97.1% of the outstanding common units of partnership interest in our operating partnership, or common units. The remaining approximately 2.9% of outstanding common units are owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with Farallon Capital Management, LLC. As the sole general partner of our operating partnership, our Company has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
We believe combining the quarterly reports on Form 10-Q of our Company and our operating partnership into this single report results in the following benefits:

•	enhancing investors’ understanding of our Company and our operating partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminating duplicative disclosure and providing a more streamlined and readable presentation because a substantial portion of the disclosure applies to both our Company and our operating partnership; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

There are a few differences between our Company and our operating partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between our Company and our operating partnership in the context of how we operate as an interrelated, consolidated company. Our Company is a REIT, the only material assets of which are the partnership units of our operating partnership. As a result, our Company does not conduct business itself, other than acting as the sole general partner of our operating partnership, issuing equity from time to time and guaranteeing certain debt of our operating partnership. Our Company itself does not issue any indebtedness but guarantees some of the debt of our operating partnership. We own our interests in all of our properties and conduct substantially all of our business through our operating partnership, of which we serve as the sole general partner.  Our operating partnership is structured as a partnership and has no public traded equity. Except for net proceeds from equity issuances by our Company, which are generally contributed to our operating partnership in exchange for units of partnership interest in our operating partnership, our operating partnership generates the capital required by our Company’s business through our operating partnership’s operations, our operating partnership’s incurrence of indebtedness or through the issuance of units of partnership interest in our operating partnership.
The presentation of non-controlling common units, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of our Company and those of our operating partnership. The common units in our operating partnership are accounted for as partners’ capital in our operating partnership’s consolidated financial statements and, to the extent not held by our Company, as non-controlling common units in our Company’s consolidated financial statements. The differences between stockholders’ equity, partners’ capital and non-controlling common units result from the differences in the equity issued by our Company and our operating partnership.
To help investors understand the few but significant differences between our Company and our operating partnership, this report presents the consolidated financial statements separately for our Company and our operating partnership. All other sections of this report, including “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” are presented together for our Company and our operating partnership.
In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that our Company and our operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act and 18 U.S.C. §1350, this report also includes separate “Item 4. Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of our Company and our operating partnership.

Hudson Pacific Properties, Inc.
Hudson Pacific Properties, L.P.
FORM 10-Q
March 31, 2015

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
REAL ESTATE ASSETS
Land	$620,805	$620,805
Building and improvements	1,302,802	1,284,602
Tenant improvements	120,273	116,317
Furniture and fixtures	9,957	13,721
Property under development	151,982	135,850
Total real estate held for investment	2,205,819	2,171,295
Accumulated depreciation and amortization	(143,502)	(134,657)
Investment in real estate, net	2,062,317	2,036,638
Cash and cash equivalents	247,890	17,753
Restricted cash	16,906	14,244
Accounts receivable, net	13,313	16,247
Notes receivable	28,372	28,268
Straight-line rent receivables	35,812	33,006
Deferred leasing costs and lease intangibles, net	103,022	102,023
Deferred finance costs, net	11,271	8,723
Interest rate contracts	—	3
Goodwill	8,754	8,754
Prepaid expenses and other assets	273,986	6,692
Assets associated with real estate held for sale	—	68,534
TOTAL ASSETS	$2,801,643	$2,340,885
LIABILITIES AND EQUITY
Notes payable	$787,190	$918,059
Accounts payable and accrued liabilities	61,735	36,844
Below-market leases, net	39,169	40,969
Security deposits	6,179	6,257
Prepaid rent	9,606	8,600
Interest rate contracts	2,538	1,750
Liabilities associated with real estate held for sale	326	43,214
TOTAL LIABILITIES	906,743	1,055,693
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares outstanding at March 31, 2015 and December 31, 2014, respectively	145,000	145,000
Common stock, $0.01 par value, 490,000,000 authorized, 79,518,874 shares and 66,797,816 shares outstanding at March 31, 2015 and December 31, 2014, respectively	795	668
Additional paid-in capital	1,441,741	1,070,833
Accumulated other comprehensive loss	(3,049)	(2,443)
Accumulated deficit	(15,603)	(34,884)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,568,884	1,179,174
Non-controlling interest—members in Consolidated Entities	262,709	42,990
Non-controlling common units in the Operating Partnership	53,130	52,851
TOTAL EQUITY	1,884,723	1,275,015
TOTAL LIABILITIES AND EQUITY	$2,801,643	$2,340,885

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Office
Rental	$41,576	$36,010
Tenant recoveries	6,064	5,571
Parking and other	5,295	4,479
Total office revenues	52,935	46,060
Media & entertainment
Rental	5,467	5,449
Tenant recoveries	240	320
Other property-related revenue	4,109	3,634
Other	73	133
Total media & entertainment revenues	9,889	9,536
Total revenues	62,824	55,596
Operating expenses
Office operating expenses	17,135	15,927
Media & entertainment operating expenses	6,005	6,005
General and administrative	9,200	5,776
Depreciation and amortization	17,158	16,668
Total operating expenses	49,498	44,376
Income from operations	13,326	11,220
Other expense
Interest expense	5,493	6,524
Interest income	(53)	(9)
Acquisition-related expenses	6,044	105
Other expenses	(41)	1
	11,443	6,621
Income from continuing operations before gain on sale of real estate	1,883	4,599
Gain on sale of real estate	22,691	—
Income from continuing operations	24,574	4,599

(Loss) income from discontinued operations	—	(66)
Net loss from discontinued operations	—	(66)
Net income	24,574	4,533
Net income attributable to preferred stock and units	(3,195)	(3,200)
Net income attributable to restricted shares	(70)	(69)
Net (income) loss attributable to non-controlling interest in consolidated entities	(1,502)	43
Net income attributable to common units in the Operating Partnership	(596)	(47)
Net income attributable to Hudson Pacific Properties, Inc. common stockholders	$19,211	$1,260
Basic and diluted per share amounts:
Net income from continuing operations attributable to common stockholders	0.25	0.02
Net income (loss) from discontinued operations	—	—
Net income attributable to common stockholders’ per share—basic and diluted	$0.25	$0.02
Weighted average shares of common stock outstanding—basic	76,783,351	63,625,751
Weighted average shares of common stock outstanding—diluted	77,330,351	63,625,751
Dividends declared per share of common stock	$0.1250	$0.1250

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Net income	$24,574	$4,533
Other comprehensive loss: cash flow hedge adjustment	(625)	(552)
Comprehensive income	23,949	3,981
Comprehensive income attributable to preferred stock and units	(3,195)	(3,200)
Comprehensive income attributable to restricted shares	(70)	(69)
Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	(1,502)	43
Comprehensive income attributable to common units in the Operating Partnership	(577)	(27)
Comprehensive income attributable to Hudson Pacific Properties, Inc. stockholders	$18,605	$728

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest — Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2014	57,230,199	$572	$145,000	$903,984	$(45,113)	$(997)	$53,737	$45,683	$1,102,866	$10,475
Distributions	—	—	—	—	—	—	—	(2,842)	(2,842)	—
Proceeds from sale of common stock, net of underwriters’ discount	9,563,500	96	—	197,372	—	—	—	—	197,468	—
Equity offering transaction costs	—	—	—	(1,599)	—	—	—	—	(1,599)	—
Redemption of Series A Cumulative Redeemable Preferred Units	—	—	—	—	—	—	—	—	—	(298)
Issuance of unrestricted stock	6,922	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	—	—
Shares repurchased	(2,805)	—	—	(3,129)	—	—	—	—	(3,129)	—
Declared dividend	—	—	(12,144)	(33,774)	—	—	(1,192)	—	(47,110)	(641)
Amortization of stock-based compensation	—	—	—	7,979	—	—	—	—	7,979	—
Net income	—	—	12,144	—	10,229	—	359	149	22,881	641
Cash flow hedge adjustment	—	—	—	—	—	(1,446)	(53)	—	(1,499)	—
Balance at December 31, 2014	66,797,816	$668	$145,000	$1,070,833	$(34,884)	$(2,443)	$52,851	$42,990	$1,275,015	$10,177
Contributions	—	—	—	—	—	—	—	219,150	219,150	—
Distributions	—	—	—	—	—	—	—	(933)	(933)	—
Proceeds from sale of common stock, net of underwriters’ discount	12,650,000	127	—	385,445	—	—	—	—	385,572	—
Equity offering transaction costs	—	—	—	(5,050)	—	—	—	—	(5,050)	—
Issuance of unrestricted stock	127,100	1	—	—	—	—	—	—	1	—
Shares repurchased	(56,042)	(1)	—	(1,749)	—	—	—	—	(1,750)	—
Declared Dividend	—	—	(3,036)	(9,989)	—	—	(298)	—	(13,323)	(159)
Amortization of stock-based compensation	—	—	—	2,251	—	—	—	—	2,251	—
Net income	—	—	3,036	—	19,281	—	596	1,502	24,415	159
Cash Flow Hedge Adjustment	—	—	—	—	—	(606)	(19)	—	(625)	—
Balance at March 31, 2015	79,518,874	$795	$145,000	$1,441,741	$(15,603)	$(3,049)	$53,130	$262,709	$1,884,723	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,574	$4,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,158	16,668
Amortization of deferred financing costs and loan premium, net	508	79
Amortization of stock-based compensation	2,149	1,277
Straight-line rent receivables	(3,464)	(2,685)
Amortization of above-market leases	370	658
Amortization of below-market leases	(1,814)	(1,902)
Amortization of lease incentive costs	138	53
Bad debt (recovery) expense	(44)	83
Amortization of ground lease	62	62
Amortization of discount and net origination fees on purchased and originated loans	(104)	—
Gain from sale of real estate	(22,691)	—
Change in operating assets and liabilities:
Restricted cash	177	(964)
Accounts receivable	2,960	2,317
Deferred leasing costs and lease intangibles	(1,900)	(819)
Prepaid expenses and other assets	(5,535)	(13)
Accounts payable and accrued liabilities	13,445	(3,086)
Security deposits	(404)	206
Prepaid rent	1,540	2,934
Net cash provided by operating activities	27,125	19,401
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(30,635)	(25,099)
Property acquisitions	—	(75,580)
Proceeds from sale of real estate	88,316	—
Deposits for property acquisitions	(261,648)	—
Net cash used in investing activities	(203,967)	(100,679)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	319	52,843
Payments of notes payable	(173,200)	(156,147)
Proceeds from issuance of common stock	385,572	197,468
Common stock issuance transaction costs	(5,050)	(580)
Dividends paid to common stock and unit holders	(10,287)	(8,676)
Dividends paid to preferred stock and unit holders	(3,195)	(3,200)
Contributions by members	219,150	—
Redemption of 6.25% series A cumulative redeemable preferred units	—	(298)
Distribution to non-controlling member in consolidated real estate entity	(933)	(1,416)
Repurchase of vested restricted stock	(1,750)	—
Payment of loan costs	(3,647)	(9)
Net cash provided by financing activities	406,979	79,985
Net increase (decrease) in cash and cash equivalents	230,137	(1,293)
Cash and cash equivalents—beginning of period	17,753	30,356
Cash and cash equivalents—end of period	$247,890	$29,063

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$7,095	$7,363
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(7,850)	$2,285
Assumption of other (assets) and liabilities in connection with property acquisitions, net (Note 3)	$—	$(449)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
REAL ESTATE ASSETS
Land	$620,805	$620,805
Building and improvements	1,302,802	1,284,602
Tenant improvements	120,273	116,317
Furniture and fixtures	9,957	13,721
Property under development	151,982	135,850
Total real estate held for investment	2,205,819	2,171,295
Accumulated depreciation and amortization	(143,502)	(134,657)
Investment in real estate, net	2,062,317	2,036,638
Cash and cash equivalents	247,890	17,753
Restricted cash	16,906	14,244
Accounts receivable, net	13,313	16,247
Notes receivable	28,372	28,268
Straight-line rent receivables	35,812	33,006
Deferred leasing costs and lease intangibles, net	103,022	102,023
Deferred finance costs, net	11,271	8,723
Interest rate contracts	—	3
Goodwill	8,754	8,754
Prepaid expenses and other assets	273,986	6,692
Assets associated with real estate held for sale	—	68,534
TOTAL ASSETS	$2,801,643	$2,340,885
LIABILITIES
Notes payable	$787,190	$918,059
Accounts payable and accrued liabilities	61,735	36,844
Below-market leases, net	39,169	40,969
Security deposits	6,179	6,257
Prepaid rent	9,606	8,600
Interest rate contracts	2,538	1,750
Liabilities associated with real estate held for sale	326	43,214
TOTAL LIABILITIES	906,743	1,055,693
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,177
CAPITAL
Partners’ Capital:
8.375% series B cumulative redeemable preferred units, 5,800,000 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively ($25.00 per unit liquidations preference.)	145,000	145,000
Common units, 81,901,437 and 69,180,379 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,477,014	1,087,025
Total Hudson Pacific Properties, Inc. Capital	1,622,014	1,232,025
Non-controlling interest—members in Consolidated Entities	262,709	42,990
TOTAL CAPITAL	1,884,723	1,275,015
TOTAL LIABILITIES AND CAPITAL	$2,801,643	$2,340,885

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per unit amount)

	Three Months Ended March 31,
	2015	2014
Revenues
Office
Rental	$41,576	$36,010
Tenant recoveries	6,064	5,571
Parking and other	5,295	4,479
Total office revenues	52,935	46,060
Media & entertainment
Rental	5,467	5,449
Tenant recoveries	240	320
Other property-related revenue	4,109	3,634
Other	73	133
Total media & entertainment revenues	9,889	9,536
Total revenues	62,824	55,596
Operating expenses
Office operating expenses	17,135	15,927
Media & entertainment operating expenses	6,005	6,005
General and administrative	9,200	5,776
Depreciation and amortization	17,158	16,668
Total operating expenses	49,498	44,376
Income from operations	13,326	11,220
Other income
Interest expense	5,493	6,524
Interest income	(53)	(9)
Acquisition-related expenses	6,044	105
Other income	(41)	1
	11,443	6,621
Income from continuing operations before gain on sale of real estate	1,883	4,599
Gain on sale of real estate	22,691	—
Income from continuing operations	24,574	4,599
Loss from discontinued operations	—	(66)
Net income	$24,574	$4,533
Net loss (income) attributable to non-controlling interest in consolidated entities	(1,502)	43
Net income attributable to Hudson Pacific Properties, L.P.	$23,072	$4,576
Preferred distributions—Series A units	(159)	(164)
Preferred distributions—Series B units	(3,036)	(3,036)
Total preferred distributions	$(3,195)	$(3,200)
Net income attributable to restricted shares	$(70)	$(69)
Net income available to common unitholders	$19,807	$1,307
Basic and diluted per unit amounts:
Net income from continuing operations attributable to common unitholders	$0.25	$0.02
Net income (loss) from discontinued operations	—	—
Net income attributable to common unitholders per unit—basic	$0.25	$0.02
Net income attributable to common unitholders per unit—diluted	$0.25	$0.02
Weighted average shares of common units outstanding—basic	79,165,914	66,008.314
Weighted average shares of common units outstanding—diluted	79,712,914	66,008.314

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except share and per unit amounts)

	Three Months Ended March 31,
	2015	2014
Net income	$24,574	$4,533
Other comprehensive loss: cash flow hedge adjustment	(625)	(552)
Comprehensive income	23,949	3,981
Comprehensive income attributable to Series A preferred units	(159)	(164)
Comprehensive income attributable to Series B preferred units	(3,036)	(3,036)
Comprehensive income attributable to restricted shares	(70)	(69)
Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	(1,502)	43
Comprehensive income attributable to Hudson Pacific Properties, Inc. stockholders	$19,182	$755

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited, in thousands, except share and per unit amounts)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Total Partners’ Capital	Non-controlling Interest - Members in Consolidated Entities	Total Capital	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2014	$145,000	59,612,762	$912,183	$1,057,183	$45,683	1,102,866	10,475
Distributions	—	—	—	—	(2,842)	(2,842)	—
Proceeds from sale of common units, net of underwriters’ discount	—	9,563,500	197,468	197,468	—	197,468	—
Equity offering transaction costs	—	—	(1,599)	(1,599)	—	(1,599)	—
Redemption of Series A Cumulative Redeemable Preferred Units	—	—	—	—	—	—	(298)
Issuance of unrestricted units	—	6,922	—	—	—	—	—
Units repurchased	—	(2,805)	(3,129)	(3,129)	—	(3,129)	—
Declared distributions	(12,144)	—	(34,966)	(47,110)	—	(47,110)	(641)
Amortization of unit based compensation	—	—	7,979	7,979	—	7,979	—
Net income	12,144	—	10,588	22,732	149	22,881	641
Cash flow hedge adjustment	—	—	(1,499)	(1,499)	—	(1,499)	—
Balance at December 31, 2014	$145,000	69,180,379	$1,087,025	$1,232,025	$42,990	$1,275,015	$10,177
Contributions	—	—	—	—	219,150	219,150	—
Distributions	—	—	—	—	(933)	(933)	—
Proceeds from sale of common units, net of underwriters’ discount	—	12,650,000	385,572	385,572	—	385,572	—
Equity offering transaction costs	—	—	(5,050)	(5,050)	—	(5,050)	—
Issuance of unrestricted units	—	127,100	1	1	—	1	—
Units repurchased	—	(56,042)	(1,750)	(1,750)	—	(1,750)	—
Declared distributions	(3,036)	—	(10,287)	(13,323)	—	(13,323)	(159)
Amortization of unit based compensation	—	—	2,251	2,251	—	2,251	—
Net income	3,036	—	19,877	22,913	1,502	24,415	159
Cash Flow Hedge Adjustment	—	—	(625)	(625)	—	(625)	—
Balance at March 31, 2015	$145,000	81,901,437	$1,477,014	$1,622,014	$262,709	$1,884,723	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,574	$4,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,158	16,668
Amortization of deferred financing costs and loan premium, net	508	79
Amortization of stock-based compensation	2,149	1,277
Straight-line rent receivables	(3,464)	(2,685)
Amortization of above-market leases	370	658
Amortization of below-market leases	(1,814)	(1,902)
Amortization of lease incentive costs	138	53
Bad debt (recovery) expense	(44)	83
Amortization of ground lease	62	62
Amortization of discount and net origination fees on purchased and originated loans	(104)
Gain from sale of real estate	(22,691)	—
Change in operating assets and liabilities:
Restricted cash	177	(964)
Accounts receivable	2,960	2,317
Deferred leasing costs and lease intangibles	(1,900)	(819)
Prepaid expenses and other assets	(5,535)	(13)
Accounts payable and accrued liabilities	13,445	(3,086)
Security deposits	(404)	206
Prepaid rent	1,540	2,934
Net cash provided by operating activities	27,125	19,401
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(30,635)	(25,099)
Property acquisitions	—	(75,580)
Proceeds from sale of real estate	88,316	—
Deposits for property acquisitions	(261,648)	—
Net cash used in investing activities	(203,967)	(100,679)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	319	52,843
Payments of notes payable	(173,200)	(156,147)
Proceeds from issuance of common units	385,572	197,468
Common units issuance transaction costs	(5,050)	(580)
Dividends paid to common unitholders	(10,287)	(8,676)
Dividends paid to preferred unitholders	(3,195)	(3,200)
Contributions by members	219,150	—
Redemption of 6.25% series A cumulative redeemable preferred units	—	(298)
Distribution to non-controlling member in consolidated real estate entity	(933)	(1,416)
Repurchase of vested restricted units	(1,750)	—
Payment of loan costs	(3,647)	(9)
Net cash provided by financing activities	406,979	79,985
Net increase (decrease) in cash and cash equivalents	230,137	(1,293)
Cash and cash equivalents—beginning of period	17,753	30,356
Cash and cash equivalents—end of period	$247,890	$29,063

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$7,095	$7,363
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(7,850)	$2,285
Assumption of other (assets) and liabilities in connection with property acquisitions, net (Note 3)	$—	$(449)

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
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

Since the completion of the IPO and the related formation transactions, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (“our operating partnership” or the “Operating Partnership” and is also referred to in these financial statements as the “Company,” “we,” “us,” or “our”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of March 31, 2015, we owned a portfolio of 25 office properties and two media and entertainment properties. These properties are located in California and Washington. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited interim financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership and all of our wholly owned and controlled subsidiaries. The unaudited interim financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership and all wholly owned and controlled subsidiaries of the Operating Partnership. The effect of all significant intercompany balances and transactions has been eliminated.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2014 Annual Report on Form 10-K and the notes thereto. Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs for the three months ended March 31, 2015 and 2014 were approximately $0.9 million and $0.6 million, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Capitalized interest for the three months ended March 31, 2015 and 2014 was approximately $2.0 million and $1.6 million, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

The Company computes depreciation using the straight-line method over the estimated useful lives of 39 years for building and improvements, 15 years for land improvements, five to seven years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. There were no properties held for sale at March 31, 2015 and one property held for sale at December 31, 2014. The Company recorded no impairment charges for the three months ended March 31, 2015 and 2014.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of March 31, 2015 was $8.8 million. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the three months ended March 31, 2015 and 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At March 31, 2015 and December 31, 2014, the Company had reserved $0.6 million and $0.6 million, respectively, of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $(0.04) million and $0.1 million of bad debt (recovery) expense for the three months ended March 31, 2015 and 2014, respectively.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	March 31, 2015	December 31, 2014
Accounts receivable	$14,187	$17,287
Allowance for doubtful accounts	(874)	(1,040)
Accounts receivable, net	$13,313	$16,247

Notes Receivable

On August 19, 2014, the Company entered into a loan participation agreement for a loan with a maximum principal of $140.0 million. The Company’s share was 23.77%, or $33.3 million. The note receivable is secured by real property, has a balance of $28.5 million as of March 31, 2015, bears interest at 11.0% and matures on August 18, 2016. Interest is payable monthly with the principal due at maturity. The Company received a $0.4 million commitment fee as a result of this transaction. The balance as of March 31, 2015, net of the commitment fee, was $28.4 million and was classified as a note receivable on the consolidated balance sheet. The Company believes these balances are fully collectible.

Revenue Recognition

The Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
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

The Company held three interest rate contracts as of March 31, 2015 and December 31, 2014, respectively, all of which have been accounted for as cash flow hedges as more fully described in Note 6 below.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Stock-Based Compensation

Accounting Standard Codification, (ASC), Topic 718, Compensation—Stock Compensation (referred to as ASC Topic 718), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC Topic 718. Our compensation committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

Income Taxes

Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entity that owns the 1455 Market Street property, a REIT) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our initial taxable year. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT-qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

We have elected, together with one of our subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that we undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2015, the Company had not established a liability for uncertain tax positions.

The REIT and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The REIT and the TRS are no longer subject to tax examinations by taxing authorities for the years prior to 2011. Generally, the Company has assessed its tax positions for all open years, which includes 2011 to 2014, and concluded that there are no material uncertainties to be recognized.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
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

As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million
Interest Rate Swaps	1	$64.5 million

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$—	$3	Interest rate contracts	$2,538	$1,750

Total		$—	$3		$2,538	$1,750

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Beginning balance of OCI related to interest rate contracts	$2,661	$1,162

Unrealized loss recognized in OCI due to change in fair value of interest rate contracts	791	634
Loss reclassified from OCI into income (as interest expense)	(166)	(82)
Net change in OCI	625	552

Ending balance of accumulated OCI related to derivatives	3,286	1,714
Allocation of OCI, non-controlling interests	(237)	(185)
Accumulated other comprehensive loss	$3,049	$1,529

Credit-Risk-Related Contingent Features

As of March 31, 2015, the Company had one derivative that was in a net liability position.

Recently Issued Accounting Literature

Changes to GAAP are established by the Financial Accounting Standards Board, or FASB, in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

On April 7, 2015 the FASB issued ASU No. 2015-03 (ASU 2015-03) “Simplifying the Presentation of Debt Issuance Cost.” to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company expects to adopt the guidance effective January 1, 2016 and our adoption of the guidance is not anticipated to have a material impact on our consolidated financial statements.

On February 18, 2015 the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02) to amend the accounting guidance for consolidation. The standard simplifies the current guidance for consolidation and reduces the number of consolidation models through the elimination of the indefinite deferral of Statement 167. Additionally, the standard places more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company expects to adopt the guidance effective January 1, 2016, and our adoption of the guidance is not anticipated to have a material impact on our consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

On January 9, 2015, the FASB issued ASU No. 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (ASU 2015-01). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15).  This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update is not expected to have a material effect on the Company’s consolidated financial statements.

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

3. Investment in Real Estate

Acquisitions

We had no acquisitions during the first quarter of 2015. However, on April 1, 2015, we completed the acquisition of the EOP Northern California Portfolio from Blackstone Real Estate Partners V and VI as more fully described in Note 13 below.

During 2014, we acquired Merrill Place, 3402 Pico Blvd. and 12655 Jefferson. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

	Merrill Place	3402 Pico Blvd.	12655 Jefferson
Date of Acquisition	February 12, 2014	February 28, 2014	October 17, 2014	Total
Consideration paid
Cash consideration	$57,034	$18,546	$38,000	$113,580
Total consideration	$57,034	$18,546	$38,000	$113,580
Allocation of consideration paid
Investment in real estate, net	$57,508	$18,500	$38,000	$114,008
Above-market leases	173	—	—	173
Deferred leasing costs and lease intangibles, net	3,163	—	—	3,163
Below-market leases	(3,315)	—	—	(3,315)
Other (liabilities) asset assumed, net	(495)	46	—	(449)
Total consideration paid	$57,034	$18,546	$38,000	$113,580

Dispositions

On March 6, 2015, the Company sold its First Financial office property for $89.0 million (before certain credits, prorations, and closing costs). Pursuant to ASU No. 2014-08, we will not be presenting the operating results in net income (loss) from

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

discontinued operations and, therefore, reclassified First Financial’s assets and liabilities to assets and liabilities associated with real estate held for sale as of December 31, 2014.

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes our deferred leasing cost and lease intangibles as of:

	March 31, 2015	December 31, 2014
Above-market leases	$10,891	$10,891
Leases in place	59,398	60,130
Below-market ground leases	7,513	7,513
Other lease intangibles	26,545	26,731
Lease buy-out costs	4,771	4,597
Deferred leasing costs	44,632	38,912
	$153,750	$148,774
Accumulated amortization	(50,728)	(46,751)
Deferred leasing costs and lease intangibles, net	$103,022	$102,023

Below-market leases	$57,401	$57,420
Accumulated accretion	(18,232)	(16,451)
Below-market leases, net	$39,169	$40,969

5. Notes Payable

The following table sets forth information as of March 31, 2015 with respect to our outstanding indebtedness.

	Outstanding
Debt	March 31, 2015	December 31, 2014	Interest Rate(1)	Maturity Date
Unsecured revolving credit facility	$—	$130,000	LIBOR+ 1.15% to 1.55%	9/23/2018
Unsecured term loan	150,000	150,000	LIBOR+ 1.30% to 1.90%	9/23/2019
Mortgage loan secured by 275 Brannan(2)	15,000	15,000	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(3)	87,111	87,421	6.313%	9/6/2016
Mortgage loan secured by 901 Market(4)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(5)	59,809	59,490	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Rincon Center(6)	103,803	104,126	5.134%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	97,000	LIBOR+2.25%	3/4/2019
Mortgage loan secured by Met Park North(8)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(9)	28,748	28,866	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(10)	129,000	129,000	3.954%	11/7/2022
Subtotal	$784,571	$915,003
Unamortized loan premium, net(11)	2,619	3,056
Total	$787,190	$918,059
Mortgage loan on real estate held for sale:
Mortgage loan secured by First Financial(12)	$—	$42,449	4.580%	2/1/2022
	$787,190	$960,508
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	Subsequent to March 31, 2015 the loan was fully repaid.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

(3)
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

(4)
On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49.6 million upon closing, with the ability to draw up to an additional $11.9 million for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property. Subsequent to March 31, 2015, we paid down the outstanding loan balance by $19.6 million.

(5)
On November 24, 2014 we amended our construction loan for Element LA to, among other things, increase availability from $65.5 million to $102.4 million for budgeted site-work, construction of a parking garage, base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of the property.

(6)	This loan is amortizing based on 30-year amortization schedule.

(7)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through February 11, 2016. Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019.

(8)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020.

(9)	This loan is amortizing based on a 30-year amortization schedule.

(10)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule, for total annual debt service of $7,349.

(11)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with Pinnacle II.

(12)	This note has been recorded as part of the liabilities associated with real estate held for sale (see note 3).

The Company presents its financial statements on a consolidated basis. Notwithstanding such presentation, except to the extent expressly indicated, such as in the case of the project financing for our Sunset Gower and Sunset Bronson properties, our separate property-owning subsidiaries are not obligors of the debt of their respective affiliates and each property-owning subsidiary’s separate liabilities do not constitute obligations of its respective affiliates.

The minimum future annual principal payments due on our secured and unsecured notes payable at March 31, 2015, excluding the non-cash loan premium amortization, were as follows (in thousands):

2015 (nine months ending December 31, 2015)	$17,572
2016	138,199
2017	62,514
2018	198,320
2019	152,885
Thereafter	215,081
Total	$784,571

Senior Unsecured Revolving Credit Facility

On September 23, 2014, the Company amended and restated its $250.0 million unsecured revolving credit facility to increase the unsecured revolving credit facility from $250.0 million to $300.0 million, extend the term of that facility to September 23, 2018, and add a five-year, $150 million unsecured term loan facility with a group of lenders for which Wells Fargo Bank, N.A. acts as administrative agent, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated act as joint lead arrangers, and Bank of America, N.A. and Barclays Bank PLC, act as joint syndication agents, and Keybank, N.A., acts as documentation agent.

The $150 million unsecured term loan facility was fully drawn by the Company on the closing date to repay a $95.0 million loan secured by the Company’s 505 First Street and 83 King properties, with the remaining $55.0 million used to repay amounts outstanding under the Company’s prior unsecured revolving facility.

The Operating Partnership continues to be the borrower under the new facility, and the Company and all subsidiaries that own unencumbered properties will continue to provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties are not required except under limited circumstances.  Subject to the satisfaction of certain conditions and lender commitments, the Company may increase the availability of either or both of the unsecured revolving credit facility or term loan facility so long as the aggregate commitments under both facilities do not exceed $700.0 million.

Under the unsecured revolving credit facility, the Company may elect to pay interest at a rate equal to either LIBOR plus 115 to 155 basis points per annum or a specified base rate plus 15 to 55 basis points per annum, depending on the Company’s

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

leverage ratio. Under the term loan facility, the Company may elect to pay interest at a rate equal to either LIBOR plus 130 to 190 basis points per annum or a specified base rate plus 30 to 90 basis points per annum, again depending on the Company’s leverage ratio. If the Company obtains a credit rating for its senior unsecured long term indebtedness, it may make an irrevocable election to change the interest rate for the unsecured revolving credit facility to a rate equal to either LIBOR plus 87.5 to 165 basis points per annum or the specified base rate plus 0 to 65 basis points per annum, and for the term loan facility equal to either LIBOR plus 90 to 190 basis points per annum or the specified base rate plus 0 to 90 basis points per annum, in each case depending on the credit rating.

The unsecured revolving credit facility is subject to a facility fee in an amount equal to the Company’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 20 to 35 basis points, depending on the Company’s leverage ratio, or, if the Company makes the credit rating election, in an amount equal to the aggregate amount of its revolving credit commitments multiplied by a rate per annum equal to 12.5 to 30 basis points, depending upon the credit rating. Unused amounts of the facility are no longer subject to a separate fee.

The Company’s ability to borrow under the facility remains subject to ongoing compliance with a number of customary restrictive covenants. In addition to these covenants, the facility also includes certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the Company’s primary business, and other customary affirmative and negative covenants.

As of March 31, 2015, the Company was in compliance with its unsecured revolving credit facility’s financial covenants. As of March 31, 2015, we had total borrowing capacity of $300 million under our unsecured revolving credit facility, none of which had been drawn.

Repayment Guaranties

Sunset Gower and Sunset Bronson Loan

In connection with the loan secured by our Sunset Gower and Sunset Bronson properties, we have guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At March 31, 2015, the outstanding balance was $97.0 million, which results in a maximum guarantee amount for the principal under this loan of $18.9 million. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Element LA Loan

In connection with our Element LA construction loan, we have guaranteed in favor of and promised to pay to the lender 25.0% of the principal, together with all interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At March 31, 2015, the outstanding balance was $59.8 million, which results in a maximum guarantee amount for the principal under this loan of $14.9 million. Upon the satisfaction of certain conditions, as defined in the repayment guaranty agreement, our liability with respect to the principal under this loan will be reduced to zero, unless certain further events, described in the guarantee occur, in which case our maximum liability as guarantor will be restored to 25.0% of the principal under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

275 Brannan Loan

In connection with our 275 Brannan loan, we have guaranteed in favor of and promised to pay to the lender 35.0% of the principal under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At  March 31, 2015, the outstanding balance was $15.0 million, which results in a maximum guarantee amount for the principal under this loan of $5.3 million. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed the improvements subject to this completion guaranty. This loan was fully repaid on April 10, 2015.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

901 Market Loan

In connection with our 901 Market Street loan, we have guaranteed in favor of and promised to pay to the lender 35.0% of the principal under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At  March 31, 2015, the outstanding balance was $49.6 million, which results in a maximum guarantee amount for the principal under this loan of $17.4 million. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed various of the improvements subject to this completion guaranty. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. Subsequent to March 31, 2015, we paid down the outstanding loan balance by $19.6 million. As of the date of this filing, there has been no event of default associated with this loan.

Other Loans

Although the rest of our loans are secured and non-recourse to the Company and the Operating Partnership, the Operating Partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

6. Interest Rate Contracts

Sunset Gower Sunset Bronson Mortgage

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

Effective August 22, 2013, the terms of this loan were amended to, among other changes, increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest to a rate equal to one-month LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018. The interest rate contracts described above were not changed in connection with this loan amendment.

Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019. The interest rate contracts described above were not changed in connection with this loan amendment.

Met Park North

On July 31, 2013, we closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by our Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 1.55%. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020.

Overall

The combined fair market value of the interest rate caps at March 31, 2015 and December 31, 2014 was an asset of $0.276 thousand and $3 thousand, respectively. The fair market value of the interest rate swap at March 31, 2015 and December 31, 2014 was a liability of $2.5 million and $1.8 million, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2015 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at March 31, 2015 are presented below for the years/periods ended December 31. The table below does not include rents under leases at our media and entertainment properties with terms of one year or less.

Future minimum base rents under our operating leases in each of the next five years and thereafter are as follows (in thousands):

	Non-cancelable	Subject to early termination options	Total
2015 (nine months ending December 31, 2015)	$126,383	679	$127,062
2016	164,528	3,236	167,764
2017	149,492	6,892	156,384
2018	138,278	9,628	147,906
2019	124,110	10,749	134,859
2020	101,106	7,522	108,628
Thereafter	468,888	—	468,888
Total	$1,272,785	$38,706	$1,311,491

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

The following table provides information regarding our future minimum lease payments at March 31, 2015 under these lease agreements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

2015 (nine months ending December 31, 2015)	$1,063
2016	1,417
2017	1,417
2018	1,417
2019	1,417
Thereafter	49,408
Total	$56,139

8. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for notes payable, notes receivable and derivative assets and liabilities are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 instruments. The estimated fair values of interest-rate contract/cap arrangements were derived from estimated values based on observable market data for similar instruments.

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$787,190	$794,712	$960,508	$969,259
Notes receivable	28,372	28,372	28,268	28,268
Derivative assets, disclosed as “Interest rate contracts”	0.276	0.276	3	3
Derivative liabilities, disclosed as “Interest rate contracts”	2,538	2,538	1,750	1,750

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

Non-controlling interest—members in consolidated entities

Non-controlling interest—members in consolidated entities refers to our joint venture partner, Media Center Partners, LLC, a California limited liability company (“MCP”), with which we have entered into a joint venture, Hudson MC Partners, LLC, a Delaware limited liability company (the “Pinnacle JV”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of March 31, 2015, we owned a 65.0% interest in the Pinnacle JV, which owns the 625,640 square-foot project known as The Pinnacle. As of December 31, 2012 and until the acquisition by the Pinnacle JV of the 231,864 square-foot Pinnacle II building on June 14, 2013, we owned a 98.25% interest in the Pinnacle JV, which owns the 393,776 square-foot Pinnacle I building.

6.25% series A cumulative redeemable preferred units of the Operating Partnership

6.25% series A cumulative redeemable preferred units of the Operating Partnership are 407,066 series A preferred units of partnership interest in the Operating Partnership, or series A preferred units, that are not owned by the Company. These series A preferred units are entitled to preferential distributions at a rate of 6.25%per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at the Company’s election, exchangeable for registered shares of common stock, after June 29, 2013. For a description of the conversion and redemption

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

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

January 2015 Common Stock Offering

On January 20, 2015, we completed the public offering of 11,000,000 shares of common stock and the exercise of the underwriters’ over-allotment option to purchase an additional 1,650,000 shares of our common stock at the public offering price of $31.75 per share. Total proceeds from the public offering, after underwriters’ discount, were approximately $385.6 million (before transaction costs).

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Dividends

During the first quarter for 2015, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The first quarter dividends were declared on March 9, 2015 to holders of record on March 20, 2015.

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

In addition, the Board of Directors awards restricted shares to certain employees on an annual basis as part of the employees’ annual compensation. The share-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

The following table summarizes the restricted share activity for the three months ended March 31, 2015 and status of all unvested restricted share awards to our non-employee board members and employees at March 31, 2015:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2015	543,707	$26.43
Granted	125,475	31.22
Vested	(25,664)	21.43
Canceled	(6,346)	22.33
Balance at March 31, 2015	637,172	$27.62

Three Months Ended March 31,	Non-Vested Shares Issued	Weighted Average Grant - Date Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2015	125,475	$31.22	(25,664)	$793
2014	13,581	22.09	(3,306)	73

We recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant.

Hudson Pacific Properties, Inc. Outperformance Programs

In each of 2012, 2013, 2014 and 2015, the Compensation Committee of our Board of Directors adopted a Hudson Pacific Properties, Inc. Outperformance Program (individually, the “2012 OPP,” the “2013 OPP,” the “2014 OPP” and the “2015 OPP” and, together, the “OPPs”). Participants in the 2012 OPP, 2013 OPP, 2014 OPP and 2015 OPP may earn, in the aggregate, up to $10 million, $11 million, $12 million, and $15 million, respectively, of stock-settled awards based on our Total Shareholder Return, or TSR, for the three-year period beginning January 1 of the year in which the applicable OPP was adopted and ending December 31 of 2014, 2015, 2016 and 2017, respectively. The 2014 OPP and the 2015 OPP provide for target bonus pools of $2.4 million

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

and $3.8 million, respectively, that would be attained if the Company achieves during the applicable performance period a TSR equal to that of the SNL REIT Index and a 10.5% simple annual TSR.

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

With respect to the 2013 OPP, if we attain pro-rated TSR performance goals during 2013 and/or 2014 that yield hypothetical bonus pools of up to $2 million for 2013 performance and/or up to $4 million for combined 2013/2014 performance, stock awards issued under the final bonus pool at the end of the applicable performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2013 or 2014 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $11 million bonus pool limitation).

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

With respect to the 2012 OPP, we attained the maximum $10.0 million bonus pool. Only 75% of the participation interests remained outstanding at the end of the 2012 OPP performance period; therefore we granted 125,477 shares of common stock and 125,475 RSUs with respect to the outstanding participation interests.

The cost of the 2012 OPP, 2013 OPP, the 2014 OPP and the 2015 OPP (approximately $2.62 million, $3.52 million, $3.21 million and $3.98 million, respectively, subject to a forfeiture adjustment equal to 6%, 6% , 10% and 6%, respectively, of the total cost) will be amortized through the final vesting period under a graded vesting expense recognition schedule.

The 2012 OPP, 2013 OPP, 2014 OPP and 2015 OPP were valued, in accordance with ASC 718, at an aggregate of approximately $3.49 million, $4.14 million, $3.21 million and $4.27 million, respectively, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

fair value of the OPP awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement date, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the awards. The ultimate reward realized on account of the OPP awards by the holders of the awards is contingent on the TSR achieved on the measurement date, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2012 OPP award, 2013 OPP award, 2014 OPP award and 2015 OPP award was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 36% and 35%, 33% and 25%, and 28% and 26% and 22% and 22%, respectively; a risk-free rate of 0.40%, 0.38%, 0.77% and 1.13%, respectively; and total dividend payments over the measurement period of $1.62, $1.50, $1.50 and $1.50 , respectively, per share.

For the three months ended March 31, 2015 and 2014, $2.3 million and $1.4 million, respectively, of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $2.1 million and $1.3 million, respectively, was included in general and administrative expenses, with the remaining $0.2 million and $0.1 million, respectively, of stock compensation capitalized to tenant improvement and deferred leasing costs and lease intangibles, net.

10. Related Party Transactions

222 Kearny Street Lease with FJM Investments, LLC

Effective July 31, 2012, we consented to the assignment of a lease with a tenant of our 222 Kearny Street property to its subtenant, FJM Investments, LLC. The lease comprises approximately 3,707 square feet of the property’s space and had an initial lease term through May 31, 2014. The lease was extended to May 31, 2015. The monthly rental obligation under the lease for the remaining period is $0.012 million, the base rent component. FJM Investments, LLC was co-founded by and is co-owned by one of our independent directors, Robert M. Moran, Jr.

Employment Agreements

We have entered into employment agreements with our executive officers, effective June 27, 2014. The material terms of the employment agreements with our named executive officers are described under the sections entitled “Executive Compensation-Narrative Disclosure to Summary Compensation Table” and “Executive Compensation-Potential Payments Upon Termination or Change in Control” of our proxy statement for our 2015 Annual Meeting of stockholders, which was filed with the SEC on April 2, 2015.

Agreements Related to the Blackstone Portfolio Acquisition

Please see Note 13 for a description of related party transactions associated with our April 1, 2015 acquisition of the EOP Northern California Portfolio from Blackstone Real Estate Partners V and VI.

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2015, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of March 31, 2015, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the three months ended March 31, 2015 and 2014, approximately 16% and 17%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Repayment Guaranties

The Company has entered into certain guarantees for the mortgage loans on Element LA, 275 Brannan, and 901 Market, ranging from 19.5% to 35.0% of the outstanding balance of each loan. The mortgage loan for 275 Brannan was repaid in full subsequent to March 31, 2015. Refer to Note 5 for further details.

Although the rest of our loans are secured and non-recourse to the Company and the Operating Partnership, the Operating Partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

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

Summary information for the reportable segments for the three months ended March 31, 2015 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$52,935	$9,889	$62,824
Operating expenses	17,135	6,005	23,140
Net operating income	$35,800	$3,884	$39,684

Summary information for the reportable segments for the three months ended March 31, 2014 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$46,060	$9,536	$55,596
Operating expenses	15,927	6,005	21,932
Net operating income	$30,133	$3,531	$33,664

The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

	March 31, 2015	March 31, 2014
Net operating income	$39,684	$33,664
General and administrative	(9,200)	(5,776)
Depreciation and amortization	(17,158)	(16,668)
Interest expense	(5,493)	(6,524)
Interest income	53	9
Acquisition-related expenses	(6,044)	(105)
Other expense	41	(1)
Income from continuing operations	$1,883	$4,599

There were no inter-segment sales or transfers during either of the three months ended March 31, 2015 and 2014.

Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

13. Subsequent Events

EOP Northern California Portfolio

On April 1, 2015, the Company completed the acquisition of the EOP Northern California Portfolio from Blackstone Real Estate Partners V and VI (“Blackstone”). The EOP Northern California Portfolio consists of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto Silicon Valley and San Jose Airport submarkets. The total consideration paid for the EOP Northern California Portfolio before certain credits, proration, and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of the company and common units in the Operating Partnership.

The Stockholders Agreement

On April 1, 2015, in connection with the closing of the acquisition as described below, the Company entered into a Stockholders Agreement dated April 1, 2015 (the “Stockholders Agreement”) by and among the Company, the Operating Partnership, Blackstone Real Estate Advisors L.P. (“BREA”) and the other affiliates of The Blackstone Group L.P. parties thereto (the “Sponsor Stockholders”). The Stockholders Agreement sets forth various arrangements and restrictions with respect to the governance of the Company and certain rights of the Sponsor Stockholders with respect to the shares of common stock of the Company and common units of in the Operating Partnership received by the Sponsor Stockholders in connection with the Acquisition (the “Equity Consideration”).

Pursuant to the terms of the Stockholders Agreement, the Board of Directors of the Company (the “Board”) has expanded from eight to eleven directors, and three director nominees designated by the Sponsor Stockholders to the Board have been elected. Subject to certain exceptions, the Board will continue to include the Sponsor Stockholders’ designees in its slate of nominees, and will continue to recommend such nominees, and will otherwise use its reasonable best efforts to solicit the vote of the Company’s stockholders to elect to the Board the slate of nominees which includes those designated by the Sponsor Stockholders. The Sponsor Stockholders will have the right to designate three nominees for so long as the Sponsor Stockholders continue to beneficially own, in the aggregate, greater than 50% of the Equity Consideration. If the Sponsor Stockholders’ beneficial ownership of the Equity Consideration decreases, then the number of director nominees that the Sponsor Stockholders will have the right to designate will be reduced (i) to two, if the Sponsor Stockholders beneficially own greater than or equal to 30% but less than or equal to 50% of the Equity Consideration and (ii) to one, if the Sponsor Stockholders beneficially own greater than or equal to 15% but less than 30% of the Equity Consideration. The Board nomination rights of the Sponsor Stockholders will terminate at such time as the Sponsor Stockholders beneficially own less than 15% of the Equity Consideration or upon written notice of waiver or termination of such rights by the Sponsor Stockholders. So long as the Sponsor Stockholders retain the right to designate at least one nominee to the Board, the Company will not be permitted to increase the total number of directors comprising the Board to more than twelve persons without the prior written consent of the Sponsor Stockholders.

For so long as the Sponsor Stockholders have the right to designate at least two director nominees, subject to the satisfaction of applicable NYSE independence requirements, the Sponsor Stockholders will also be entitled to appoint one such nominee then serving on the Board to serve on each committee of the Board (other than certain specified committees).

The Stockholders Agreement also includes: (i) standstill provisions, which require that, until such time as the Sponsor Stockholders beneficially own shares of common stock representing less than 10% of the total number of issued and outstanding shares of common stock on a fully-diluted basis, the Sponsor Stockholders and BREA are restricted from, among other things, acquiring additional equity or debt securities (other than non-recourse debt and certain other debt) of the Company and its subsidiaries without the Company’s prior written consent; and (ii) transfer restriction provisions, which restrict the Sponsor Stockholders from transferring any of the Equity Consideration (including shares of common stock issued to the Sponsor Stockholders in exchange of common units pursuant to the terms of the Third Amended and Restated Limited Partnership Agreement) (collectively, the “Covered Securities”) until November 1, 2015 (other than pursuant to certain specified exceptions), at which time such transfer restrictions will cease to be applicable to 50% of the Covered Securities. The transfer restrictions applicable to the remaining 50% of the Covered Securities will cease to be applicable on March 1, 2016 (or, if earlier, 30 days following written notice of waiver or termination by the Sponsor Stockholders of their board nomination rights described above). If, prior to November 1, 2015, the Sponsor Stockholders provide written notice waiving and terminating their director nomination rights described above, the transfer restrictions applicable to all the Covered Securities will cease to be applicable on November 1, 2015 and, if such written notice of waiver and termination is provided after November 1, 2015, then the transfer restrictions will cease to be applicable as of the earlier of March 1, 2016 and 30 days following the Issuer’s receipt of such written notice.

In addition, pursuant to the Stockholders Agreement, until April 1, 2017, the Company is required to obtain the prior written consent of the Sponsor Stockholders prior to the issuance of common equity securities by it or any of its subsidiaries other than up to an aggregate of 16,843,028 shares of common stock (and certain other exceptions).

Further, until such time as the Sponsor Stockholders beneficially own, in the aggregate, less than 15% of the Equity Consideration, each Sponsor Stockholder will cause all common stock held by it to be voted by proxy (i) in favor of all persons nominated to serve as directors of the Company by the Board (or the Nominating and Corporate Governance Committee thereof) in any slate of nominees which includes the Sponsor Stockholders’ nominees and (ii) otherwise in accordance with the recommendation of the Board (to the extent the recommendation is not inconsistent with the rights of the Sponsor Stockholders under the Stockholders Agreement) with respect to any other action, proposal or other matter to be voted upon by the Company’s stockholders, other than in connection with (A) any proposed transaction relating to a change of control of the Company, (B) any amendments to the Company’s charter or bylaws, (C) any other transaction that the Company submits to a vote of its stockholders pursuant to Section 312.03 of the NYSE Listed Company Manual or (D) any other transaction that the Company submits to a vote of its stockholders for approval.

As required by the Stockholders Agreement, the Company has agreed that the Sponsor Stockholders and certain of their affiliates may engage in investments, strategic relationships or other business relationships with entities engaged in other business, including those that compete with the Company or any of its subsidiaries, and will have no obligation to present any particular investment or business opportunity to the Company, even if the opportunity is of a character that, if presented to the Company, could be undertaken by the Company. As required by the Stockholders Agreement, to the maximum extent permitted under Maryland law, the Company has renounced any interest or expectancy in, or in being offered an opportunity to participate in, any such investment, opportunity or activity presented to or developed by the Sponsor Stockholders, their nominees for election as directors and certain of their affiliates, other than any opportunity expressly offered to a director nominated at the direction of the Sponsor Stockholders in his or her capacity as a director of the Company.

Further, without the prior written consent of the Sponsor Stockholders, the Company may not amend certain provisions of its Bylaws relating to the ability of its directors and officers to engage in other business or to adopt qualification for directors other than those in effect as of the date of the Stockholders Agreement or as are generally applicable to all directors, respectively.

The Stockholders Agreement also includes certain provisions that, together, are intended to enhance the liquidity of common units to be held by the Sponsor Stockholders.

Redemption Rights of Sponsor Stockholders

Under the terms of the Stockholders Agreement, the Company (in its capacity as the general partner of the Operating Partnership) has waived the 14-month holding period set forth in the Third Amended and Restated Limited Partnership Agreement (as defined below) before the Sponsor Stockholders may require the Operating Partnership to redeem the common units and grants certain additional rights to the Sponsor Stockholders in connection with such redemptions. Among other things, the Company generally must give the Sponsor Stockholder notice before 9:30 a.m. Eastern time on the business day after the business day on which a Sponsor Stockholder gives the Company notice of redemption of any common units of the Company’s election, in its sole and absolute discretion, to either (A) cause the Operating Partnership to redeem all of the tendered common units in exchange for a cash amount per common units equal to the value of one share of common stock on the date that the Sponsor Stockholder provided its notice of redemption, calculated in accordance with and subject to adjustment as provided in the Third Amended and Restated Limited Partnership Agreement and the Stockholders Agreement, or (B) subject to the restrictions on ownership and transfer of the Company’s stock set forth in its charter, acquire all of the tendered common units from the Sponsor Stockholder in exchange for shares of common stock, based on an exchange ratio of one share of common stock for each OP Unit, subject to adjustment as provided in the Third Amended and Restated Limited Partnership Agreement. If the Company fails to timely provide such notice, the Company will be deemed to have elected to cause the Operating Partnership to redeem all such tendered common units in exchange for shares of common stock.

The Company may also elect to cause the Operating Partnership to redeem all common units tendered by a Sponsor Stockholder with the proceeds of a public or private offering of common stock under certain circumstances as discussed more fully below.
Restrictions on Transfer of Common Units by Sponsor Stockholders

Under the terms of the Stockholders Agreement, the Company (in its capacity as the general partner of the Operating Partnership) has waived the 14-month holding period set forth in the Third Amended and Restated Limited Partnership Agreement before the Sponsor Stockholders may transfer any common units, and has agreed to admit any permitted transferee of a Sponsor Stockholder as a substituted limited partner of the Operating Partnership upon the satisfaction of certain conditions described in the Third Amended and Restated Limited Partnership Agreement and the Stockholders Agreement. Nevertheless, the Covered Securities are subject to the transfer restrictions described above.

Amendments to the Third Amended and Restated Limited Partnership Agreement

The Stockholders Agreement prohibits the Company, without the prior written consent of the Sponsor Stockholders, from amending certain provisions of the Third Amended and Restated Limited Partnership Agreement in a manner adverse in any respect to the Sponsor Stockholders (in their capacity as limited partners of the Operating Partnership), or to add any new provision to the Third Amended and Restated Limited Partnership Agreement that would have a substantially identical effect or from taking any action that is intended to or otherwise would have a substantially identical effect.

Ownership Limits

In connection with the issuance of the Equity Consideration, the Board has granted to the Sponsor Stockholders and certain of their affiliates a limited exception to the restrictions on ownership and transfer of common stock set forth in the Company’s charter (the “Charter”) that will allow the Sponsor Stockholders and such affiliates to own, directly, or indirectly, in the aggregate, up to 17,707,056 shares of common stock (the “Excepted Holder Limit”). The grant of this exception is conditioned upon the receipt of various representations and covenants set forth in the Sponsor Stockholders’ request delivered on April 1, 2015, confirming, among other things, that neither the Sponsor Stockholders nor certain of their affiliates may own, directly or indirectly, (i) more than 9.9% of the interests in a tenant of the Company (other than a tenant of the 1455 Market Street office property) or (ii) more than 5.45% of the interests in a tenant of the 1455 Market Street office property, in each case subject to certain exceptions that may reduce such ownership percentage, but not below 2% The request also includes representations intended to confirm that the Sponsor Stockholders’ and certain of their affiliates’ ownership of common stock will not cause the Company to otherwise fail to qualify as a REIT.

The Board will provide the exception to the Sponsor Stockholders and certain of their affiliates until (i) any such Sponsor Stockholder or affiliate violates any of the representations or covenants in the Sponsor Stockholders’ request or (ii) (a) any such Sponsor Stockholder or affiliate owns, directly or indirectly, more than the applicable ownership percentage (as described above) of the interests in any tenant(s) and (b) the maximum rental income expected to be produced by such tenant(s) exceeds (x) 0.5% of the Company’s gross income (in the case of tenants other than tenants of the 1455 Market Street office property) or (y) 0.5% of the 1455 Market Street Joint Venture’s gross income (in the case of tenants of the 1455 Market Street office property) for any taxable year (the “Rent Threshold”), at which time the number of shares of common stock that the Sponsor Stockholders and certain of their affiliates may directly or indirectly own will be reduced to the number of shares of common stock which would result in the amount of rent from such tenant(s) (that would be treated as related party rents under certain tax rules) representing no more than the Rent Threshold.

In addition, due to the Sponsor Stockholders’ ownership of common units of limited partnership interest in the Operating

Partnership and the application of certain constructive ownership rules, the Operating Partnership will be considered to own the common stock that is directly or indirectly owned by the Sponsor Stockholders and certain of their affiliates. For this reason, the Board has also granted the Operating Partnership an exception to the restrictions on ownership and transfer of common stock set forth in the Charter.

The Registration Rights Agreement

On April 1, 2015, in connection with the closing of the Acquisition, the Company entered into a Registration Rights Agreement, dated April 1, 2015 (the “Registration Rights Agreement”) by and among the Company and the Sponsor Stockholders. The Registration Rights Agreement provides for customary registration rights with respect to the Equity Consideration, including the following:

•
Shelf Registration. The Company will prepare and file not later than August 1, 2015 a resale shelf registration statement covering the Sponsor Stockholders’ shares of common stock received as part of the Equity Consideration as well as shares issuable upon redemption of common units received as part of the Equity Consideration, and the Company is required to use its reasonable best efforts to cause such resale shelf registration statement to become effective prior to the termination of the transfer restrictions under the Stockholders Agreement (as described above).

•
Demand Registrations. Beginning November 1, 2015 (or earlier if transfer restrictions under the Stockholders Agreement are terminated earlier), the Sponsor Stockholders may cause the Company to register their shares if the foregoing resale shelf registration statement is not effective or if the Company is not eligible to file a shelf registration statement.

•
 Qualified Offerings. Any registered offerings requested by the Sponsor Stockholders that are to an underwriter on a firm commitment basis for reoffering and resale to the public, in an offering that is a “bought deal” with one or more investment banks or in a block trade with a broker-dealer will be (subject to certain specified exceptions): (i) no more frequent than once in any 120-day period, (ii) subject to underwriter lock-ups from prior offerings then in effect, and (iii) subject to a minimum offering size of $50 million.

•
 Piggy-Back Rights. Beginning November 1, 2015 (or earlier if transfer restrictions under the Stockholders Agreement are terminated earlier), the Sponsor Stockholders will be permitted to, among other things, participate in offerings for the Company’s account or the account of any other securityholder of the Company (other than in certain specified cases). If underwriters advise that the success of a proposed offering would be significantly and adversely affected by the inclusion of all securities in an offering initiated by the Company for the Company’s own account, then the securities proposed to be included by the Sponsor Stockholders together with other stockholders exercising similar piggy-back rights are cut back first.

Third Amended and Restated Limited Partnership Agreement

On April 1, 2015, in connection with the closing of the Acquisition, the Company, as the general partner of the Operating Partnership, entered into the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated April 1, 2015 (the “Third Amended and Restated Limited Partnership Agreement”) along with the Sponsor Stockholders and the other limited partners of the Operating Partnership. The principal changes to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended and as in effect immediately prior to the closing of the Acquisition, made by the Third Amended and Restated Limited Partnership Agreement were to add the provisions described below.

Restrictions on Mergers, Sales, Transfers and Other Significant Transactions of the Company

Prior to the date on which the Sponsor Stockholders and any of their affiliates own less than 9.8% of the Equity Consideration, the Company may not consummate any of (a) a merger, consolidation or other combination of the Company’s or the Operating Partnership’s assets with another person, (b) a sale of all or substantially all of the assets of the Operating Partnership, (c) sell all or substantially all of the Company’s assets not in the ordinary course of the Operating Partnership’s business or (d) a reclassification, recapitalization or change in the Company’s outstanding equity securities (other than in connection with a stock split, reverse stock split, stock dividend, change in par value, increase in authorized shares, designation or issuance of new classes of equity securities or any event that does not require the approval of the Company’s stockholders), in each case, which is submitted to the holders of common stock for approval, unless such transaction is also approved by the partners of the Operating Partnership holding common units on a “pass through” basis, which, in effect, affords the limited partners of the Operating Partnership that hold common units the right to vote on such transaction as though such limited partners held the number of shares of common stock into which their common units were then exchangeable and voted together with the holders of the Company’s outstanding common stock with respect to such transaction.

Stock Offering Funding of Redemption

If any Sponsor Stockholder or any of its affiliates who become limited partners of the Operating Partnership (“Specified Limited Partners”) delivers a notice of redemption with respect to common units that, if exchanged for common stock, would result in a violation of the Excepted Holder Limit (as defined below) or otherwise violate the restrictions on ownership and transfer of the Company’s stock set forth in its charter and that have an aggregate value in excess of $50 million as calculated pursuant to the terms of the Third Amended and Restated Limited Partnership Agreement, then, if the Company is then eligible to register the offering of its securities on Form S-3 (or any successor form similar thereto), the Company may elect to cause the Operating Partnership to redeem such common units with the net proceeds from a public or private offering of the number of shares of common stock that would be deliverable in exchange for such common units but for the application of the Excepted Holder Limit and other restrictions on ownership and transfer of the Company’s stock. If the Company elects to fund the redemption of any common units with such an offering, it will allow all Specified Limited Partners the opportunity to include additional common units held by such Specified Limited Partners in such redemption.

A&R Credit Agreement

On April 1, 2015, the Operating Partnership funded the facilities entered into pursuant to a Second Amended and Restated Credit Agreement dated as of March 31, 2015 with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner and Smith, Incorporated and Keybanc Capital Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners, with respect to the Existing Facilities (as defined below), and Wells Fargo Securities, LLC and Keybanc Capital Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners, with respect to the 7-Year Term Loan Facility (as defined below), Bank of America, N.A., and KeyBank National Association, as syndication agents with respect to the Existing Facilities, and KeyBank National Association, as syndication agent with respect to the 7-Year Term Loan Facility, Barclays Bank PLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Royal Bank of Canada, Goldman Sachs Bank USA, and U.S. Bank National Association, as documentation agents with respect to the Existing Facilities, and the lenders party thereto (the “A&R Credit Agreement”).

The A&R Credit Agreement amended and restated the Operating Partnership’s existing $300.0 million unsecured revolving credit facility and $150 million unsecured term loan facility entered into on September 23, 2014 to, among other things, extend the term, increase the unsecured revolving credit facility to $400.0 million, increase the unsecured 5-year term loan facility to $550.0 million (the “5-Year Term Loan Facility” and, together with the unsecured revolving credit facility, the “Existing Facilities”), and add a $350.0 million unsecured 7-year term loan facility (the “7-Year Term Loan Facility,” and, together with the Existing Facilities, the “A&R Credit Facilities”), which A&R Credit Facilities will be used: (a) for the payment of pre-development and development costs incurred in connection with properties owned by the Operating Partnership or any subsidiary; (b) to finance acquisitions otherwise permitted under the A&R Credit Agreement (including the Acquisition (as defined below)); (c) to finance capital expenditures and the repayment of indebtedness of the Company, the Operating Partnership and its subsidiaries; (d) to provide for the general working capital needs of the Company, the Operating Partnership and its subsidiaries and for other general corporate purposes of the Company, the Operating Partnership and its subsidiaries; and (e) to pay fees and expenses incurred in connection with the A&R Credit Agreement. The Operating Partnership continues to be the borrower under the A&R Credit Agreement. The Company and certain of its subsidiaries that own unencumbered properties are required to provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties by its subsidiaries are not required, except under limited circumstances. Subject to the satisfaction of certain conditions and lender commitments, the Operating Partnership may increase the availability of the A&R Credit Facilities so long as the aggregate commitments under the A&R Credit Facilities do not exceed $2.0 billion.

For borrowings under the unsecured revolving credit facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 115 basis points to 185 basis points per annum or a specified base rate plus 15 basis points to 85 basis points per annum, depending on the Operating Partnership’s leverage ratio. For borrowings under the 5-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 130 basis points to 220 basis points per annum or a specified base rate plus 30 basis points to 120 basis points per annum, depending on the Operating Partnership’s leverage ratio. For borrowings under the 7-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 160 basis points to 255 basis points per annum or a specified base rate plus 60 basis points to 155 basis points per annum, depending on the Operating Partnership’s leverage ratio. If the Company obtains a credit rating for the Company’s senior unsecured long term indebtedness, the Operating Partnership may make an irrevocable election to change the interest rate for the unsecured revolving credit facility to a rate equal to either LIBOR plus 87.5 basis points to 155 basis points per annum or the specified base rate plus zero basis points to 55 basis points per annum, for the 5-Year Term Loan Facility to a rate equal to either LIBOR plus 90 basis points to 185 basis points per annum or the specified base rate plus zero basis points to 85, and for the 7-Year Term Loan Facility to a rate equal to either LIBOR plus 140 basis points to 235 basis points per annum or the specified base rate plus 40 basis points to 135 basis points per annum, in each case, depending on the credit rating.

The unsecured revolving credit facility is subject to a facility fee in an amount equal to the Operating Partnership’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 20 basis points to 35 basis points, depending on the Operating Partnership’s leverage ratio, or, if the Operating Partnership makes the credit rating election, in an amount equal to the aggregate amount of the Operating Partnership’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 12.5 basis points to 30 basis points, depending upon the credit rating. Unused amounts under the facility are not subject to a separate fee.

The amount available for us to borrow under the A&R Credit Agreement remains subject to compliance with a number of customary restrictive covenants contained therein, including:

•
a maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness plus the Operating Partnership’s pro rata share of unsecured indebtedness of unconsolidated affiliates to total unencumbered asset value) of 0.60:1:00, provided that such ratio may increase to 0.65 to 1.00 for up to two (2) consecutive calendar quarters immediately following a Material Acquisition not more than twice during the term of this Agreement;

•	a minimum fixed charge coverage ratio (defined as the Operating Partnership’s adjusted EBITDA to its fixed charges) of 1.50:1.00;

•
 a maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness plus the Operating Partnership’s pro rata share of secured indebtedness of unconsolidated affiliates to total asset value) of 0.55:1:00;

•
a minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties plus the Operating Partnership’s pro rata share of net operating income from unencumbered properties to unsecured interest expense) of 2.00:1.00; and

•
a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility but including unsecured lines of credit to total asset value) of 0.15:1.00, provided that such test does not apply so long as the Company maintains an investment grade credit rating.

In addition to these covenants, the A&R Credit Agreement also includes certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the Operating Partnership’s primary business, and other customary affirmative and negative covenants. The Operating Partnership’s ability to borrow under the A&R Credit Agreement is subject to continued compliance with these covenants.

The original revolving loan maturity date for the A&R Credit Agreement may be extended once, for an additional one (1) year term. A fee equal to 0.15% of the aggregate outstanding revolving commitments at such time (whether or not utilized) must be paid to the administrative agent to exercise the right to extend.

If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility prior to the first anniversary of the closing of such facility, such prepayments shall be subject to a 2% prepayment premium on the principal amount of such loans that are prepaid. If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility on or after the first anniversary of the closing of such facility and prior to the second anniversary of the closing of such facility, such prepayments shall be subject to a 1% prepayment premium on the principal amount of such loans that are prepaid.
New Credit Agreement

On April 1, 2015, the Operating Partnership funded the facility entered into pursuant to a separate Term Loan Credit Agreement dated March 31, 2015 with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner and Smith, Incorporated, and Goldman Sachs Bank USA, as Joint Lead Arrangers and Joint Bookrunners, and the lenders party thereto (the “New Credit Agreement”).

The New Credit Agreement provides a $550.0 million unsecured 2-year term loan credit facility (the “2-Year Term Loan Facility”), which was fully drawn by us on the date of the New Credit Agreement to consummate the Acquisition, with the remaining funds used to pay fees and expenses incurred in connection with the Acquisition and the New Credit Agreement. The Operating Partnership is the borrower under the New Credit Agreement and the Company and all of its subsidiaries that own unencumbered properties will provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties are not required, except under limited circumstances.

For borrowings under the 2-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 130 basis points to 220 basis points per annum or a specified base rate plus 30 basis points to 120 basis points per annum, depending on the Operating Partnership’s leverage ratio. If the Company obtains a credit rating for its senior unsecured long term indebtedness, the Operating Partnership may make an irrevocable election to change the interest rate for the 2-Year Term Loan Facility to a rate equal to either LIBOR plus 90 basis points to 185 basis points per annum or the specified base rate plus zero basis points to 85 basis points per annum, depending on the credit rating.

The term of the New Credit Agreement is two years, with one one-year extension option. If any undrawn commitments remain as of April 1, 2016, a fee equal to one percent (1%) of the aggregate amount of the commitments (whether disbursed or undisbursed) is due and payable on April 1, 2016. If the Operating Partnership exercises the one-year extension option, it is required to pay to the administrative agent a fee equal to one and half percent (1.5%) of the aggregate outstanding commitments so extended (whether or not utilized).

Except as noted herein, the New Credit Agreement is on terms substantially similar to the terms and subject to the financial covenants provided in the A&R Credit Agreement, as applicable to the 5-Year Term Loan Facility thereunder.

275 Brannon Mortgage Loan Payoff
On April 10, 2015, the Company fully repaid the $15.0 million loan secured by its 275 Brannon property in San Francisco, California. The loan was scheduled to mature on October 5, 2015.

901 Market Mortgage Loan Paydown
On April 10, 2015, the Company paid down $19.6 million of the mortgage loan secured by 901 Market, reducing the $49.6 million balance as of March 31, 2015 to $30.0 million.

Farallon Capital Management Common Stock Offering
On April 10, 2015, certain funds affiliated with Farallon Capital Management completed a public offering of 6,037,500 shares of our common stock. The Company did not receive any proceeds from the offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, as amended, and Section 21E of the Exchange Act). In particular, statements pertaining to our liquidity and capital resources, portfolio performance and results of operations contain forward- looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse economic or real estate developments in our target markets;

•	general economic conditions;

•	defaults on, early terminations of or non-renewal of leases by tenants;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing or maintain an investment grade rating;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness and maintain dividend payments;

•	lack or insufficient amounts of insurance;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	our failure to maintain our status as a REIT;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	financial market fluctuations;

•
risks related to acquisitions generally, including the disruption of management’s attention from ongoing business operations and the impact on customers, tenants, lenders, operating results and business;

•	the inability to successfully integrate acquired properties, realize the anticipated benefits of acquisitions or capitalize on value creation opportunities;

•	changes in real estate and zoning laws, and increases in real property tax rates; and

•	other factors affecting the real estate industry generally.
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

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the three months ended March 31, 2015 represents an update to the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the year ended December 31, 2014, as amended. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act or Section 21E of the Exchange Act, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the first quarter and beyond. See “Forward-Looking Statements.”

Overview

The following table identifies each of the properties in our portfolio acquired through March 31, 2015 and its respective actual or estimated acquisition date.

Properties	Actual or Estimated Acquisition /Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	543,709
Sunset Bronson	1/30/2008	299,098
Technicolor Building	6/1/2008	114,958
Del Amo Office	8/13/2010	113,000
9300 Wilshire Blvd.	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market(1)	12/16/2010	1,025,833
Rincon Center	12/16/2010	580,850
10950 Washington	12/22/2010	159,024
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	54,673
625 Second Street	9/1/2011	138,080
6922 Hollywood Blvd.	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	206,199
Element LA	9/5/2012	247,545
1455 Gordon Street	9/21/2012	6,000
Pinnacle I(2)	11/8/2012	393,777
3401 Exposition	5/22/2013	63,376
Pinnacle II(2)	6/14/2013	231,864
First & King	7/31/2013	472,223
Met Park North	7/31/2013	190,748
Northview	7/31/2013	182,009
1861 Bundy	9/26/2013	36,492
Merrill Place	2/12/2014	193,153
3402 Pico Blvd.	2/28/2014	39,136
12655 Jefferson	10/14/2014	88,215
Icon	Q4-2016 (3)	413,000
Total		6,569,716
(1) We sold a 45% joint venture interest in the 1455 Market property on January 7, 2015.
(2) We acquired a 98.25% joint venture interest in the Pinnacle I property on November 8, 2012. On June 14, 2013 our joint venture partner contributed its interest in Pinnacle II, which reduced our entire interest in the joint venture to 65.0%.
(3) We estimate this development will be completed in the fourth quarter 2016, and we estimate that this development stabilized in the third quarter 2018.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this Quarterly Report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”) from continuing operations. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP and should not be considered an alternative to income from continuing operations or cash flows, as an indication of our performance or of our ability to make distributions, or as a measure of our liquidity. Companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management because, when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties, and the impact to operations from trends on occupancy rates, rental rates and operating costs, thus providing a perspective not immediately apparent from income from continuing operations. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI excludes corporate general and administrative expenses, depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, acquisition-related expenses and other non-operating items. We believe that NOI on a cash basis (which we define as NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP) is helpful to investors as an additional measure of operating performance.

Management further evaluates NOI by evaluating the performance from the following property groups:

•
Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2014 and still owned and included in the stabilized portfolio as of March 31, 2015;

•
Non-same store properties, which include one development project (Icon), three redevelopment properties (Element LA, 3402 Pico and 12655 Jefferson), one lease-up property (901 Market Street) and one property held-for-sale (First Financial) as of March 31, 2015 and other properties not owned or in operation from January 1, 2014 through March 31, 2015.

	Three Months Ended March 31,
	2015	2014	Percent Change
Same-store office statistics
Number of properties	18	18
Rentable square feet	4,413,032	4,398,369
Ending % leased	94.6%	93.7%	1.0%
Ending % occupied	93.6%	88.1%	6.2%
Average % occupied for the period	92.2%	86.7%	6.3%
Average annual rental rate per square foot	$33.50	$31.70	5.7%

Same-store media statistics
Number of properties	2	2
Rentable square feet	869,568	869,568
Average % occupied for the period	68.3%	68.9%	(0.9)%

	Three Months Ended March 31,
	2015			2014
	Same-Store	Non Same-Store	Total	Same Store	Non Same-Store	Total
Operating Revenues
Office
Rental	$35,992	$5,584	$41,576	$31,924	$4,086	$36,010
Tenant recoveries	5,321	743	6,064	5,154	417	5,571
Parking and other	4,080	1,215	5,295	4,151	328	4,479
Total office revenues	$45,393	$7,542	$52,935	$41,229	$4,831	$46,060

Media & entertainment
Rental	$5,467	$—	$5,467	$5,449	$—	$5,449
Tenant recoveries	240	—	240	320	—	320
Other property-related revenue	4,109	—	4,109	3,634	—	3,634
Other	73		73	133	—	133
Total media & entertainment revenues	$9,889	$—	$9,889	$9,536	$—	$9,536

Total revenues	$55,282	$7,542	$62,824	$50,765	$4,831	$55,596

Operating expenses
Office operating expenses	$15,265	$1,870	$17,135	$14,038	$1,889	$15,927
Media & entertainment operating expenses	6,005	—	6,005	6,005	—	6,005
Total operating expenses	$21,270	$1,870	$23,140	$20,043	$1,889	$21,932

Office NOI	$30,128	$5,672	$35,800	$27,191	$2,942	$30,133
Media & entertainment NOI	3,884	—	3,884	3,531	—	3,531
NOI	$34,012	$5,672	$39,684	$30,722	$2,942	$33,664

	Three months ended March 31, 2015 as compared to Three months ended March 31, 2014
	Same-Store		Non Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$4,068	12.7%	$1,498	36.7%	$5,566	15.5%
Tenant recoveries	167	3.2%	326	78.2%	493	8.8%
Parking and other	(71)	(1.7)%	887	270.4%	816	18.2%
Total office revenues	$4,164	10.1%	$2,711	56.1%	$6,875	14.9%

Media & entertainment
Rental	$18	0.3%	$—	—%	$18	0.3%
Tenant recoveries	(80)	(25.0)%	—	—%	(80)	(25.0)%
Other property-related revenue	475	13.1%	—	—%	475	13.1%
Other	(60)	(45.1)%	—	—%	(60)	(45.1)%
Total media & entertainment revenues	$353	3.7%	$—	—%	$353	3.7%
						13.0%
Total revenues	$4,517	8.9%	$2,711	56.1%	$7,228	13.0%

Operating expenses
Office operating expenses	$1,227	8.7%	$(19)	(1.0)%	$1,208	7.6%
Media & entertainment operating expenses	—	—%	—	—%	—	—%
Total operating expenses	$1,227	6.1%	$(19)	(1.0)%	$1,208	5.5%

Office NOI	$2,937	10.8%	$2,730	92.8%	$5,667	18.8%
Media & entertainment NOI	353	10.0%	—	—%	353	10.0%
NOI	$3,290	10.7%	$2,730	92.8%	$6,020	17.9%

	Three months ended
Reconciliation to net income	March 31, 2015	March 31, 2014	Dollar Change	Percentage Change
Same-store NOI	$34,012	$30,722	$3,290	10.7%
Non-same store NOI	5,672	2,942	2,730	92.8%
General and administrative	(9,200)	(5,776)	(3,424)	59.3%
Depreciation and amortization	(17,158)	(16,668)	(490)	2.9%
Income from operations	$13,326	$11,220	$2,106	18.8%
Interest expense	(5,493)	(6,524)	1,031	(15.8)%
Interest income	53	9	44	488.9%
Acquisition-related expenses	(6,044)	(105)	(5,939)	*5,656.2%
Other expense (income)	41	(1)	42	*(4,200.0)%
Gain on sale of real estate	22,691	—	22,691	100.0%
Impairment loss from discontinued operations	—	(66)	66	(100.0)%
Net income	$24,574	$4,533	$20,041	442.1%
___________
*     Not meaningful.

Total NOI increased $6.0 million, or 17.9%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to:

•	A $2.9 million, or 10.8%, increase in NOI from our same-store properties resulting primarily from the lease-up of our 1455 Market (Uber and Square) and Rincon Center (Sales Force) properties.

•
A $2.7 million, or 92.8%, increase in NOI from our non-same store properties resulting primarily from the lease-up of our 901 Market (Nordstrom Rack) and 3401 Exposition (deluxe entertainment services) properties and income from our purchase of the Broadway property note receivable. This increase was partially offset by the sale of our First Financial property on March 5, 2015 and property on July 16, 2014.

•
A $0.4 million, or 10.0%, increase in NOI from our same-store media and entertainment properties resulting primarily from the higher rental revenue generated by strong occupancy and heightened production activity at the Sunset Gower property, partially offset by Company’s decision to take certain buildings and stages off-line to facilitate our ICON development and other longer-term plans for the Sunset Bronson property.

Same-Store Office NOI

Office rental revenue increased $4.1 million, or 12.7%, to $36.0 million for the three months ended March 31, 2015 compared to $31.9 million for the three months ended March 31, 2014. The increase is primarily due to rental income relating to new leases signed at our 1455 Market (Uber and Square) and Rincon Center (Sales Force) properties at higher rents than expiring leases, partially offset by lower rental income from our 625 Second Street property as a result of early termination of Fox Interactive Media, Inc.

Office tenant recoveries remained relatively flat for three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Office parking and other revenue decreased by $(0.1) million, or (1.7)%, to $4.1 million for the three months ended March 31, 2015 compared to $4.2 million for the three months ended March 31, 2014. The decrease is primarily due to a termination fee at our 222 Kearny (The Children’s Place) property recognized in 2014, partially offset by an increase in parking revenue at our 6922 Hollywood property as a result of a closure of the parking garage during the first three months of 2014.

Office operating expenses increased by $1.2 million, or 8.7%, to $15.3 million for the three months ended March 31, 2015 compared to $14.0 million for the three months ended March 31, 2014. The increase is primarily due to an increase in property taxes at our Seattle properties.

Same-Store Media & Entertainment NOI

Media and entertainment, rental revenue, tenant recoveries and other property-related revenue increased by $0.4 million million, or 4.4%, to $9.8 million for the three months ended March 31, 2015 compared to $9.4 million for the three months ended March 31, 2014. The increase is the result of the heightened production activity at the Sunset Gower property, partially offset by our decision to take certain buildings and stages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property.

Media and entertainment other revenue remained relatively flat for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Media and entertainment operating expenses remained relatively flat for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. We incurred additional lighting expense in connection with the heightened production activity at the Sunset Gower property partially offset by our decision to take certain buildings and stages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property.

Other Expenses Income

General and Administrative Expenses

General and administrative expense include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $3.4 million, or 59.3%, to $9.2 million for the three months ended March 31, 2015 compared to $5.8 million for the three months ended March 31, 2014. The increase in general and administrative expenses was primarily attributable to the adoption of the 2015 Outperformance Program and increased staffing to meet operational needs stemming from growth related to the EOP Northern California portfolio acquisition which was completed on April 1, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million, or 2.9%, to $17.2 million for the three months ended March 31, 2015 compared to $16.7 million for the three months ended March 31, 2014. The increase was primarily related to tenant improvement depreciation expenses associated with the lease-up of our 1455 Market, Rincon Center, 901 Market Street and 3401 Exposition properties, partially offset by the reduction of depreciation expense as a result of the sale of our First Financial property on March 5, 2015 and Tierrasanta property on July 16, 2014.

Interest Expense

Interest expense decreased $1.0 million, or 15.8%, to $5.5 million for the three months ended March 31, 2015 compared to $6.5 million for the three months ended March 31, 2014. At March 31, 2015, we had $787.2 million of notes payable, compared to $827.4 million at March 31, 2014. The decrease was primarily attributable to interest savings related to our repayment of indebtedness associated with our 6922 Hollywood property on October 1, 2014 and additional capitalized interest related to our redevelopment properties as compared to the same period last year.

Acquisition-Related Expenses

Acquisition-related expenses increased by $5.9 million, to $6.0 million for the three months ended March 31, 2015 compared to $0.1 million for the three months ended March 31, 2014 as a result of acquisition costs related to the EOP Northern California portfolio acquistion.

Gain on sale of real estate

On March 3, 2015, we completed the sale of our First Financial property for $89.0 million (before certain credits, prorations, and closing costs), on which we recognized $22.7 million of gain on sale of real estate. There was no comparable activity in the same period a year ago.

Liquidity and Capital Resources
We had approximately $247.9 million of cash and cash equivalents at March 31, 2015. In addition, the lead arrangers for our unsecured revolving credit facility have secured commitments that will allow borrowings of up to $300.0 million to the extent our unencumbered pool properties support such borrowings.
On January 20, 2015, we closed the public offering of 12,650,000 shares of our common stock for net proceeds of approximately $385.6 million. We used $130.0 million of the net proceeds to fully pay down the $130.0 million then outstanding balance on our unsecured credit facility. As of March 31, 2015, we had $300 million of total capacity under our unsecured revolving credit facility, of which none had been drawn.
We also have an at-the-market equity offering program, or ATM program, that allows us to sell up to $125.0 million of shares of our common stock, $14.5 million of which has been sold as of March 31, 2015.

On April 1, 2015, the Operating Partnership funded the facilities entered into pursuant to a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the “A&R Credit Agreement”). The A&R Credit Agreement amended and restated the Operating Partnership’s existing $300.0 million unsecured revolving credit facility and $150 million unsecured term loan facility entered into on September 23, 2014 to, among other things, extend the term, increase the unsecured revolving credit facility to $400.0 million, increase the unsecured 5-year term loan facility to $550.0 million (the “5-Year Term Loan Facility” and, together with the unsecured revolving credit facility, the “Existing Facilities”), and add a $350.0 million unsecured 7-year term loan facility (the “7-Year Term Loan Facility”, and, together with the Existing Facilities, the “A&R Credit Facilities”), which A&R Credit Facilities will be used: (a) for the payment of pre- development and development costs incurred in connection with properties owned by the Operating Partnership or any subsidiary; (b) to finance acquisitions otherwise permitted under the A&R Credit Agreement (including the EOP Northern California portfolio acquisition); (c) to finance capital expenditures and the repayment of indebtedness of the Company, the Operating Partnership and its subsidiaries; (d) to provide for the general working capital needs of the Company, the Operating Partnership and its subsidiaries and for other general corporate purposes of the Company, the Operating Partnership and its subsidiaries; and (e) to pay fees and expenses incurred in connection with the A&R Credit Agreement.

The Operating Partnership continues to be the borrower under the A&R Credit Agreement. The Company and certain of its subsidiaries that own unencumbered properties are required to provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties by its subsidiaries are not required, except under limited circumstances. Subject to the satisfaction of certain conditions and lender commitments, the Operating Partnership may increase the availability of the A&R Credit Facilities so long as the aggregate commitments under the A&R Credit Facilities do not exceed $2.0 billion.

For borrowings under the unsecured revolving credit facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 115 basis points to 185 basis points per annum or a specified base rate plus 15 basis points to 85 basis points per annum, depending on the Operating Partnership’s leverage ratio. For borrowings under the 5-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 130 basis points to 220 basis points per annum or a specified base rate plus 30 basis points to 120 basis points per annum, depending on the Operating Partnership’s leverage ratio. For borrowings under the 7-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 160 basis points to 255 basis points per annum or a specified base rate plus 60 basis points to 155 basis points per annum, depending on the Operating Partnership’s leverage ratio. If the Company obtains a credit rating for the Company’s senior unsecured long term indebtedness, the Operating Partnership may make an irrevocable election to change the interest rate for the unsecured revolving credit facility to a rate equal to either LIBOR plus 87.5 basis points to 155 basis points per annum or the specified base rate plus zero basis points to 55 basis points per annum, for the 5-Year Term Loan Facility to a rate equal to either LIBOR plus 90 basis points to 185 basis points per annum or the specified base rate plus zero basis points to 85, and for the 7-Year Term Loan Facility to a rate equal to either LIBOR plus 140 basis points to 235 basis points per annum or the specified base rate plus 40 basis points to 135 basis points per annum, in each case, depending on the credit rating.

The unsecured revolving credit facility is subject to a facility fee in an amount equal to the Operating Partnership’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 20 basis points to 35 basis points, depending on the Operating Partnership’s leverage ratio, or, if the Operating Partnership makes the credit rating election, in an amount equal to the aggregate amount of the Operating Partnership’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 12.5 basis points to 30 basis points, depending upon the credit rating. Unused amounts under the facility are not subject to a separate fee.

The amount available for us to borrow under the A&R Credit Agreement remains subject to compliance with a number of customary restrictive covenants contained therein, including:

•
a maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness plus the Operating Partnership’s pro rata share of unsecured indebtedness of unconsolidated affiliates to total unencumbered asset value) of 0.60:1:00, provided that such ratio may increase to 0.65 to 1.00 for up to two (2) consecutive calendar quarters immediately following a Material Acquisition not more than twice during the term of this Agreement;

•	a minimum fixed charge coverage ratio (defined as the Operating Partnership’s adjusted EBITDA to its fixed charges) of 1.50:1.00;

•
a maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness plus the Operating Partnership’s pro rata share of secured indebtedness of unconsolidated affiliates to total asset value) of 0.55:1:00;

•
a minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties plus the Operating Partnership’s pro rata share of net operating income from unencumbered properties to unsecured interest expense) of 2.00:1.00; and

•
a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility but including unsecured lines of credit to total asset value) of 0.15:1.00, provided that such test does not apply so long as the Company maintains an investment grade credit rating.

In addition to these covenants, the A&R Credit Agreement also includes certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the Operating Partnership’s primary business, and other customary affirmative and negative covenants. The Operating Partnership’s ability to borrow under the A&R Credit Agreement is subject to continued compliance with these covenants.

The original revolving loan maturity date for the A&R Credit Agreement may be extended once, for an additional one year term. A fee equal to fifteen hundredths of one percent (0.15%) of the aggregate outstanding revolving commitments at such time (whether or not utilized) must be paid to the administrative agent to exercise the right to extend.

If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility prior to the first anniversary of the closing of such facility, such prepayments is subject to a 2% prepayment premium on the principal amount of such loans that are prepaid. If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility on or after the first anniversary of the closing of such facility and prior to the second anniversary of the closing of such facility, such prepayments is subject to a 1% prepayment premium on the principal amount of such loans that are prepaid.

On April 1, 2015, the Operating Partnership entered into pursuant to a separate Term Loan Credit Agreement dated March 31, 2015 (the “New Credit Agreement”). The New Credit Agreement provides a $550.0 million unsecured 2-year term loan credit facility (the “2-Year Term Loan Facility”), which was fully drawn by us on the date of the New Credit Agreement to consummate the EOP Northern California portfolio acquisition, with the remaining funds used to pay fees and expenses incurred in connection therewith and the New Credit Agreement. The Operating Partnership is the borrower under the New Credit Agreement and the Company and all of its subsidiaries that own unencumbered properties will provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties are not required, except under limited circumstances.

For borrowings under the 2-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 130 basis points to 220 basis points per annum or a specified base rate plus 30 basis points to 120 basis points per annum, depending on the Operating Partnership’s leverage ratio. If the Company obtains a credit rating for its senior unsecured long term indebtedness, the Operating Partnership may make an irrevocable election to change the interest rate for the 2-Year Term Loan Facility to a rate equal to either LIBOR plus 90 basis points to 185 basis points per annum or the specified base rate plus zero basis points to 85 basis points per annum, depending on the credit rating.

The term of the New Credit Agreement is two years, with one one-year extension option. If any undrawn commitments remain as of April 1, 2016, a fee equal to one percent (1%) of the aggregate amount of the commitments (whether disbursed or undisbursed) is due and payable on April 1, 2016. If the Operating Partnership exercises the one-year extension option, it is required to pay to the administrative agent a fee equal to one and half percent (1.5%) of the aggregate outstanding commitments so extended (whether or not utilized).

Except as noted herein, the New Credit Agreement is on terms substantially similar to the terms and subject to the financial covenants provided in the A&R Credit Agreement, as applicable to the 5-Year Term Loan Facility thereunder.

Upon the closing of the EOP Northern California portfolio acquisition on April 1, 2015, our total consolidated indebtedness was approximately $2.08 billion (excluding unamortized loan premiums), of which $1.74 billion was variable rate debt, of which $806.5 million is subject to interest rate agreements.
We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures, and for working capital and other corporate purposes.
As of March 31, 2015, based on the closing price of our common stock of $33.19 on March 31, 2015, our ratio of debt to total market capitalization was approximately 21.6% (counting series A preferred units as debt). Following the completion of the EOP Northern California portfolio acquisition and based on the closing price of our common stock of $33.19 as of March 31, 2015, our ratio of debt to total market capitalization was approximately 29.6% (counting series A preferred units as debt) as of April 1, 2015. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness.
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
We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.
Cash Flows
Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	Dollar Change	Percentage Change
Net cash provided by operating activities	$27,125	$19,401	$7,724	39.8%
Net cash used in investing activities	(203,967)	(100,679)	(103,288)	102.6%
Net cash provided by financing activities	406,979	79,985	326,994	408.8%

Cash and cash equivalents were $247.9 million and $17.8 million at March 31, 2015 and December 31, 2014, respectively.

Operating Activities

Net cash provided by operating activities increased by $7.7 million to $27.1 million for the three months ended March 31, 2015 compared to $19.4 million for the three months ended March 31, 2014. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, primarily from increased occupancy and higher rental revenue from our 1455 Market, Rincon Center, 901 Market Street and 3401 Exposition properties. The increase was also attributable to an increase in accounts payable and accrued expenses, partially offset by an increase in general and administrative expenses and an increase in acquisition related costs associated with the EOP Northern California acquisition as compared to the three months ended March 31, 2014.

Investing Activities

Net cash used in investing activities increased by $103.3 million to $204.0 million for the three months ended March 31, 2015 compared to $100.7 million for three months ended March 31, 2014. The increase was primarily attributable to the increase deposit for property acquisition in relation to the acquisition of the EOP Northern California portfolio during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in investing activities was partially offset by the cash provided by the sale of our First Financial property on March 5, 2015 and a decrease in acquisitions during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Financing Activities

Net cash provided by financing activities increased $327.0 million to $407.0 million for the three months ended March 31, 2015 compared to $80.0 million for the three months ended March 31, 2014. The increase was primarily due to an increase in the total proceeds generated by the issuance of common equity securities, after underwriters’ discounts, of approximately $385.6 million (before transaction costs) in 2015, compared to the issuance of equity securities generating total proceeds, after underwriters’ discounts, of approximately $197.5 million (before transaction costs) in 2014 and increase in total proceeds from our joint venture at our 1455 Market property of $219.2 million. The increase was partially offset by an increase in repayment of debt, less debt borrowed and an increase in dividends paid to common stock and unit holders as compared to the three months ended March 31, 2014.

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

As of March 31, 2015, we had outstanding notes payable of $784.6 million (before loan premium), of which $435.9 million, or 55.6%, was variable rate debt. $156.5 million of such variable rate debt is subject to the interest rate contracts described in footnotes 5 and 7 in the table below. Upon the closing of the EOP Northern California portfolio acquisition on April 1, 2015, our total consolidated indebtedness was approximately $2.08 billion (before loan premiums), of which $1.74 billion, or 83.7%, was variable rate debt. $806.5 million of such variable rate debt is subject to interest rate agreements

The following table sets forth information as of March 31, 2015 with respect to our outstanding indebtedness (in thousands).

	Outstanding
Debt	March 31, 2015	December 31, 2014	Interest Rate(1)	Maturity Date
Unsecured revolving credit facility	$—	$130,000	LIBOR+ 1.15% to 1.55%	9/23/2018
Unsecured term loan	150,000	150,000	LIBOR+ 1.30% to 1.90%	9/23/2019
Mortgage loan secured by 275 Brannan(2)	15,000	15,000	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(3)	87,111	87,421	6.313%	9/6/2016
Mortgage loan secured by 901 Market(4)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(5)	59,809	59,490	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Rincon Center(6)	103,803	104,126	5.134%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	97,000	LIBOR+2.25%	3/4/2019
Mortgage loan secured by Met Park North(8)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(9)	28,748	28,866	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(10)	129,000	129,000	3.954%	11/7/2022
Subtotal	$784,571	$915,003
Unamortized loan premium, net(11)	2,619	3,056
Total	$787,190	$918,059
Mortgage loan on real estate held for sale:
Mortgage loan secured by First Financial(12)	—	42,449	4.580%	2/1/2022
	$787,190	$960,508
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	Subsequent to March 31, 2015 this loan was fully repaid.

(3)
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

(4)
On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49.6 million upon closing, with the ability to draw up to an additional $11.9 million for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property. Subsequent to March 31, 2015, we paid down the outstanding loan balance by $19.6 million.

(5)
On November 24, 2014 we amended our construction loan for Element LA to, among other things, increase availability from $65,500,000 to $102,406,000 for budgeted site-work, construction of a parking garage, base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of the property.

(6)	This loan is amortizing based on 30-year amortization schedule.

(7)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through February 11, 2016. Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019.

(8)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan's maturity on August 1, 2020.

(9)	This loan is amortizing based on a 30-year amortization schedule.

(10)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule, for total annual debt service of $7,349.

(11)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with Pinnacle II.

(12)	This note has been recorded as part of the liabilities associated with real estate held for sale.
The table above does not reflect indebtedness incurred in connection with the EOP Northern California portfolio acquisition on April 1, 2015.

Contractual Obligations and Commitments

During the first quarter of 2015, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2014 Annual Report on Form 10-K. We have not made any material changes to these policies during the periods covered by this Report.

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
On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan initially bore interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its original maturity of February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its original maturity of February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to, among other changes, increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest to a rate equal to one-month LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018. The interest rate contracts described above were not changed in connection with this loan amendment. Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019. The interest rate contracts described above were not changed in connection with this loan amendment.

On July 31, 2013, we closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by our Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 155 basis points. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020.

On September 23, 2014, the Company amended and restated its $250.0 million unsecured revolving credit facility to, among other things, increase the unsecured revolving credit facility to $300.0 million, extend the term of that facility, and add a five-year, $150.0 million unsecured term loan facility. The $150.0 million unsecured term loan facility was fully drawn by the Company on the closing date.

Our unsecured revolving credit facility and our term loan, as well as the loans on each of our 901 Market, 275 Brannan, and Element LA properties, are not subject to interest rate hedges. As of March 31, 2015, we had total borrowing capacity of $300 million under our unsecured revolving credit facility, none of which had been drawn.

With respect to our unsecured revolving credit facility, the $150.0 million term loan, the $97.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties ($5.0 million of which is not subject to an interest rate contract), the $49.6 million loan on our 901 Market property, the $15.0 million loan on our 275 Brannan property, the $59.8 million loan on our Element LA property and the $279.4 unhedged portion of our variable-rate notes payable described below, if one-month LIBOR as of March 31, 2015 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $3.7 million.

As of March 31, 2015, we had outstanding notes payable of $784.6 million (before loan premium), of which $348.7 million, or 44.4%, consisted of fixed rate secured mortgage loans, and $435.9 million, or 55.6%, was variable rate debt. Approximately $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 7 to the table above and approximately $64.5 million of the variable rate debt is subject to the interest rate contract described in footnote 10 to the table above. As of March 31, 2015, the estimated fair value of our fixed rate secured mortgage loans was $356.2 million. The estimated fair value of our variable rate debt equals the carrying value.

Upon the closing of the EOP Northern California portfolio acquisition on April 1, 2015, our total consolidated indebtedness was approximately $2.08 billion (before loan premiums), of which 1.74 billion was variable rate debt. In addition to the interest rates contracts referenced above, effective May 1, 2015 we entered into interest rate swaps totaling $650.0 million (described in footnote 13). With respect to the remaining unhedged variable rate debt, if one-month LIBOR as of April 1, 2015 (assuming the swaps that were entered into on May 1, 2015 were effective as of April 1, 2015) was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $10.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures (Hudson Pacific Properties, Inc.)

Hudson Pacific Properties, Inc. maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, Inc.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2015, the end of the period covered by this Report, Hudson Pacific Properties, Inc. carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that Hudson Pacific Properties, Inc.’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by Hudson Pacific Properties, Inc. in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures (Hudson Pacific Properties, L.P.)

Hudson Pacific Properties, L.P. maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, L.P.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2015, the end of the period covered by this Report, Hudson Pacific Properties, L.P. carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that Hudson Pacific Properties, L.P.’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by Hudson Pacific Properties, L.P. in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Following the December 8, 2014 announcement that our company and operating partnership had entered into the asset purchase agreement with the sponsor stockholders, a punitive class action lawsuit was filed on January 22, 2015 in the Superior Court of the State of California, County of San Francisco, captioned Fundamental Partners, v. Hudson Pacific Properties, Inc. et al., Case No. CGC-15-543775. The complaint names as defendants, among other parties, our company and the members of our board of directors, and alleges, among other claims, that our directors breached their fiduciary duties by “effectively” selling control to the sponsor stockholders and by failing to disclose purportedly material information to stockholders in connection with the purchase agreement. The complaint seeks, among other things, an order enjoining or rescinding the purchase agreement and an award of attorneys’ fees and other costs. On February 26, 2015, plaintiff filed an ex parte motion for a preliminary injunction against our company. The Court denied plaintiff’s ex parte motion in its entirety on March 4, 2015. We believe the complaint has no merit and intend to vigorously defend against plaintiff’s allegations.

In addition, from time to time, we are a party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows if determined adversely to us.

ITEM 1A.	RISK FACTORS

Risk Factors Related to the Acquisition of the Target Properties

Upon the closing of the EOP Northern California portfolio acquisition on April 1, 2015, we had approximately $2.08 billion of indebtedness outstanding (excluding unamortized loan premiums), which may expose us to interest rate fluctuations, and our debt service obligations with respect to such indebtedness will reduce cash available for distribution, including cash available to pay dividends on our securities, including our common stock, and expose us to the risk of default under our debt obligations.

Upon the closing of the EOP Northern California portfolio acquisition on April 1, 2015, our total consolidated indebtedness was approximately $2.08 billion (excluding unamortized loan premiums), of which $1.74 billion was variable rate debt, of which $806.5 million is subject to interest rate agreements. We may incur significant additional debt to finance future acquisition and development activities. As of the closing of the EOP Northern California portfolio acquisition on April 1, 2015, we had $400.0 million of total capacity under our revolving credit facility, of which $0 had been drawn (excluding $1.2 million in outstanding letters of credit).

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated on our common stock or our 8.375% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share, or our series B preferred stock, or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any loan with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow, ability to make distributions on our securities and per share trading price of our common stock could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Other than as provided above, there have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Please review the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)Recent Sales of Unregistered Securities: None

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.(2)
3.2	Amended and Restated Bylaws of Hudson Pacific Properties, Inc.(2)
3.3	Form of Articles Supplementary of Hudson Pacific Properties, Inc.(9)
3.4	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc. (37)
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.(5)
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.(9)
4.3	Stockholders Agreement, dated as of April 1, 2015, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the other parties thereto. (36)
4.4	Registration Rights Agreement, dated as of April 1, 2015, by and among Hudson Pacific Properties, Inc. and the other parties thereto.(36)
4.5	Third Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. dated as of April 1, 2015.(36)
10.1	Form of Second Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.(9)
10.2	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.(8)
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.(8)
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Howard S. Stern.(8)
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.(8)

10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.(8)
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.(8)
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.(8)
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark Burnett.(8)
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.(8)
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.(8)
10.12	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.(8)
10.13	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.(8)
10.14	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.(8)
10.15	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(5) *
10.16	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(5) *
10.17	Hudson Pacific Properties, Inc. Director Stock Plan.(9) *
10.18	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(2) *
10.19	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Howard S. Stern.(2) *
10.20	Employment Agreement, dated as of May 14, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(4) *
10.21	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(2) *
10.22	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and Dale Shimoda.(2) *
10.23	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
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

10.81	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.(34)
10.82
Bridge Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.(35)

10.83	Backstop Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.(35)
10.84	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.
10.85	2015 Outperformance Award Agreement. (36)*
10.86	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P. (37)
10.87
Second Amended and Restated Credit Agreement, dated as of March 31, 2015, by and among Hudson Pacific Properties, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, and Keybanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, with respect to the Existing Facilities, and Wells Fargo Securities LLC and Keybanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, with respect to the 7-Year Term Loan Facility, Bank of America, N.A., and KeyBank National Association, as syndication agents with respect to the Existing Facilities, and KeyBank National Association, as syndication agent with respect to the 7-Year Term Loan Facility, Barclays Bank PLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Royal Bank of Canada, Goldman Sachs Bank USA, and U.S. Bank National Association, as documentation agents with respect to the Existing Facilities, and the lenders party thereto. (36)

10.88
Term Loan Credit Agreement, dated as of March 31, 2015, by and among Hudson Pacific Properties, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner and Smith, Incorporated, and Goldman Sachs Bank USA, as joint lead arrangers and joint bookrunners, and the lenders party thereto. (36)

10.89	Hudson Pacific Properties, inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (2012 Outperformance program) Restricted Stock Unit Award Agreement. (38)
10.9	Addendum to 2014 Outperformance Award Agreement. (38)
12.1	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2014, 2013, 2012, 2011 and 2010.
22.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(18)

101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 12, 2012.
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2013.
(21)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(22)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2013.
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2013.
(26)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2013.
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 3, 2014.
(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 16, 2014.
(30)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(31)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 27, 2014.

(32)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 29, 2014.
(33)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(34)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(35)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 11, 2014.
(36)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 2, 2015.
(37)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2015.
(38)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 12, 2015.
*	Denotes a management contract or compensatory plan or arrangement.
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 8, 2015	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 8, 2015	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 8, 2015	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 8, 2015	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)