Form 10-Q
period 2015-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2015-11-06
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

The number of shares of common stock outstanding at November 4, 2015 was 89,491,762.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended September 30, 2015 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Our Company is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of September 30, 2015, we owned approximately 61.4% of the outstanding common units of partnership interest in our operating partnership, or common units. The remaining approximately 38.6% of outstanding common units are owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with Farallon Capital Management, LLC and Blackstone Real Estate Partners V and VI (“Blackstone”). As the sole general partner of our operating partnership, our Company has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

Hudson Pacific Properties, Inc.
Hudson Pacific Properties, L.P.
FORM 10-Q
September 30, 2015

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
REAL ESTATE ASSETS
Land	$1,373,794	$620,805
Building and improvements	4,071,345	1,284,602
Tenant improvements	280,079	116,317
Furniture and fixtures	9,653	13,721
Property under development	174,928	135,850
Total real estate held for investment	5,909,799	2,171,295
Accumulated depreciation and amortization	(228,828)	(134,657)
Investment in real estate, net	5,680,971	2,036,638
Cash and cash equivalents	46,668	17,753
Restricted cash	18,606	14,244
Accounts receivable, net	17,309	16,247
Notes receivable	28,580	28,268
Straight-line rent receivables	56,069	33,006
Deferred leasing costs and lease intangibles, net	353,080	102,023
Deferred finance costs, net	22,861	8,723
Interest rate contracts	—	3
Goodwill	8,754	8,754
Prepaid expenses and other assets	21,611	6,692
Assets associated with real estate held for sale	—	68,534
TOTAL ASSETS	$6,254,509	$2,340,885
LIABILITIES AND EQUITY
Notes payable	$2,088,335	$918,059
Accounts payable and accrued liabilities	90,096	36,844
Lease intangible liabilities, net	114,485	40,969
Security deposits	21,839	6,257
Prepaid rent	19,650	8,600
Interest rate contracts	8,614	1,750
Liabilities associated with real estate held for sale	357	43,214
TOTAL LIABILITIES	2,343,376	1,055,693
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares outstanding at September 30, 2015 and December 31, 2014, respectively	145,000	145,000
Common stock, $0.01 par value, 490,000,000 authorized, 89,079,569 shares and 66,797,816 shares outstanding at September 30, 2015 and December 31, 2014, respectively	891	668
Additional paid-in capital	1,730,004	1,070,833
Accumulated other comprehensive loss	(6,531)	(2,443)
Accumulated deficit	(44,592)	(34,884)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,824,772	1,179,174
Non-controlling interest—members in consolidated entities	263,707	42,990
Non-controlling common units in the Operating Partnership	1,812,477	52,851
TOTAL EQUITY	3,900,956	1,275,015
TOTAL LIABILITIES AND EQUITY	$6,254,509	$2,340,885

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Office
Rental	$114,693	$39,503	$276,321	$115,418
Tenant recoveries	20,036	12,084	43,890	23,643
Parking and other	6,601	5,140	17,612	16,632
Total office revenues	141,330	56,727	337,823	155,693
Media & entertainment
Rental	6,041	6,239	16,902	17,646
Tenant recoveries	212	267	705	971
Other property-related revenue	3,860	4,583	10,525	11,028
Other	113	339	244	542
Total media & entertainment revenues	10,226	11,428	28,376	30,187
Total revenues	151,556	68,155	366,199	185,880
Operating expenses
Office operating expenses	51,538	23,969	115,364	58,469
Media & entertainment operating expenses	6,280	7,401	17,354	19,244
General and administrative	9,378	6,802	28,951	19,157
Depreciation and amortization	80,195	17,361	170,945	51,973
Total operating expenses	147,391	55,533	332,614	148,843
Income from operations	4,165	12,622	33,585	37,037
Other (income) expense
Interest expense	14,461	6,550	34,067	19,519
Interest income	(17)	(1)	(118)	(21)
Acquisition-related (expense reimbursements) expenses	(83)	214	43,442	319
Other expense (income)	3	(56)	2	(43)
Total other expenses	14,364	6,707	77,393	19,774
(Loss) income from continuing operations before gain on sale of real estate	(10,199)	5,915	(43,808)	17,263
Gain on sale of real estate	8,371	5,538	30,471	5,538
(Loss) Income from continuing operations	(1,828)	11,453	(13,337)	22,801
Loss from discontinued operations	—	(38)	—	(164)
Net loss from discontinued operations	—	(38)	—	(164)
Net (loss) income	(1,828)	11,415	(13,337)	22,637
Net income attributable to preferred stock and units	(3,195)	(3,195)	(9,585)	(9,590)
Net income attributable to restricted shares	(79)	(68)	(229)	(206)
Net income attributable to non-controlling interest in consolidated entities	(1,273)	(259)	(4,668)	(155)
Net loss (income) attributable to common units in the Operating Partnership	2,470	(273)	17,872	(441)
Net (loss) income attributable to Hudson Pacific Properties, Inc. common stockholders	$(3,905)	$7,620	$(9,947)	$12,245
Basic and diluted per share amounts:
Net (loss) income from continuing operations attributable to common stockholders	(0.04)	0.11	(0.12)	0.19
Net income (loss) from discontinued operations	—	—	—	—
Net (loss) income attributable to common stockholders’ per share—basic and diluted	$(0.04)	$0.11	$(0.12)	$0.19
Weighted average shares of common stock outstanding—basic and diluted	88,984,236	66,506,179	84,894,863	65,549,741
Dividends declared per share of common stock	$0.1250	$0.1250	$0.3750	$0.3750

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(1,828)	$11,415	$(13,337)	$22,637
Other comprehensive (loss) income cash flow hedge adjustment	(15,325)	584	(6,300)	(780)
Comprehensive (loss) income	(17,153)	11,999	(19,637)	21,857
Comprehensive income attributable to preferred stock and units	(3,195)	(3,195)	(9,585)	(9,590)
Comprehensive income attributable to restricted shares	(79)	(68)	(229)	(206)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(1,273)	(259)	(4,668)	(155)
Comprehensive loss (income) attributable to common units in the Operating Partnership	8,408	(293)	20,084	(413)
Comprehensive (loss) income attributable to Hudson Pacific Properties, Inc. stockholders	$(13,292)	$8,184	$(14,035)	$11,493

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interests — Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2014	57,230,199	$572	$145,000	$903,984	$(45,113)	$(997)	$53,737	$45,683	$1,102,866	$10,475
Distributions	—	—	—	—	—	—	—	(2,842)	(2,842)	—
Proceeds from sale of common stock, net of underwriters’ discount	9,563,500	96	—	197,372	—	—	—	—	197,468	—
Equity offering transaction costs	—	—	—	(1,599)	—	—	—	—	(1,599)	—
Redemption of Series A Cumulative Redeemable Preferred Units	—	—	—	—	—	—	—	—	—	(298)
Issuance of unrestricted stock	6,922	—	—	—	—	—	—	—	—	—
Shares repurchased	(2,805)	—	—	(3,129)	—	—	—	—	(3,129)	—
Declared dividend	—	—	(12,144)	(33,774)	—	—	(1,192)	—	(47,110)	(641)
Amortization of stock-based compensation	—	—	—	7,979	—	—	—	—	7,979	—
Net income	—	—	12,144	—	10,229	—	359	149	22,881	641
Cash flow hedge adjustment	—	—	—	—	—	(1,446)	(53)	—	(1,499)	—
Balance at December 31, 2014	66,797,816	$668	$145,000	$1,070,833	$(34,884)	$(2,443)	$52,851	$42,990	$1,275,015	$10,177
Contributions	—	—	—	—	—	—		217,795	217,795	—
Distributions	—	—	—	—	—	—	—	(1,746)	(1,746)	—
Proceeds from sale of common stock, net of underwriters’ discount	12,650,000	127	—	385,462	—	—	—	—	385,589	—
Transaction related costs	—	—	—	(4,786)	—	—	—	—	(4,786)	—
Issuance of unrestricted stock	8,756,049	87	—	285,358	—	—	—	—	285,445	—
Issuance of Common units for acquisition of properties	—	—	—	—	—	—	1,814,936	—	1,814,936	—
Shares repurchased	(59,024)	—	—	(1,833)	—	—	—	—	(1,833)	—
Declared Dividend	—	—	(9,108)	(32,365)	—	—	(14,372)	—	(55,845)	(477)
Amortization of stock-based compensation	—	—	—	6,500	—	—	—	—	6,500	—
Net income	—	—	9,108	—	(9,708)	—	(17,882)	4,668	(13,814)	477
Cash Flow Hedge Adjustment	—	—	—	—	—	(4,088)	(2,212)	—	(6,300)	—
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	934,728	9	—	20,835	—	—	(20,844)	—	—	—
Balance at September 30, 2015	89,079,569	$891	$145,000	$1,730,004	$(44,592)	$(6,531)	$1,812,477	$263,707	$3,900,956	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(13,337)	$22,637
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	170,945	51,973
Amortization of deferred financing costs and loan premium, net	2,925	635
Amortization of stock-based compensation	6,186	5,047
Straight-line rent receivables	(24,037)	(9,830)
Amortization of above-market leases	8,751	1,543
Amortization of below-market leases	(24,512)	(5,821)
Amortization of lease incentive costs	427	246
Bad debt expense (recovery)	435	(326)
Amortization of ground lease	1,092	186
Amortization of discount and net origination fees on purchased and originated loans	(312)	—
Gain from sale of real estate	(30,471)	(5,538)
Change in operating assets and liabilities:
Restricted cash	(1,523)	(2,900)
Accounts receivable	(1,396)	(4,925)
Deferred leasing costs and lease intangibles	(21,974)	(11,509)
Prepaid expenses and other assets	(14,705)	(3,532)
Accounts payable and accrued liabilities	35,811	16,394
Security deposits	15,256	389
Prepaid rent	11,584	3,677
Net cash provided by operating activities	121,145	58,346
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(114,711)	(79,154)
Property acquisitions	(1,804,596)	(75,580)
Acquisition of notes receivable	—	(28,112)
Proceeds from sale of real estate	177,488	18,629
Deposits for property acquisitions	—	(2,500)
Net cash used in investing activities	(1,741,819)	(166,717)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,428,616	332,886
Payments of notes payable	(299,479)	(341,636)
Proceeds from issuance of common stock	385,589	197,468
Common stock issuance transaction costs	(4,786)	(674)
Series B stock issuance transaction costs	—	—
Dividends paid to common stock and unit holders	(46,737)	(26,034)
Dividends paid to preferred stock and unit holders	(9,585)	(9,590)
Contribution of non-controlling member in consolidated real estate entity	217,795	—
Redemption of 6.25% series A cumulative redeemable preferred units	—	(298)
Distribution to non-controlling member in consolidated real estate entity	(1,746)	(2,385)
Repurchase of vested restricted stock	(1,833)	—
Payment of loan costs	(18,245)	(2,325)
Net cash provided by financing activities	1,649,589	147,412
Net increase in cash and cash equivalents	28,915	39,041
Cash and cash equivalents—beginning of period	17,753	30,356
Cash and cash equivalents—end of period	$46,668	$69,397

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$33,828	$23,824
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(14,825)	$8,906
Issuance of Common stock in connection with property acquisition (Note 3)	87	—
Additional paid-in capital in connection with property acquisition (Note 3)	285,358	—
Non-controlling common units in the Operating Partnership in connection with property acquisition (Note 3)	1,814,936	—
Assumption of other (assets) and liabilities in connection with property acquisitions, net (Note 3)	—	(449)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
REAL ESTATE ASSETS
Land	$1,373,794	$620,805
Building and improvements	4,071,345	1,284,602
Tenant improvements	280,079	116,317
Furniture and fixtures	9,653	13,721
Property under development	174,928	135,850
Total real estate held for investment	5,909,799	2,171,295
Accumulated depreciation and amortization	(228,828)	(134,657)
Investment in real estate, net	5,680,971	2,036,638
Cash and cash equivalents	46,668	17,753
Restricted cash	18,606	14,244
Accounts receivable, net	17,309	16,247
Notes receivable	28,580	28,268
Straight-line rent receivables	56,069	33,006
Deferred leasing costs and lease intangibles, net	353,080	102,023
Deferred finance costs, net	22,861	8,723
Interest rate contracts	—	3
Goodwill	8,754	8,754
Prepaid expenses and other assets	21,611	6,692
Assets associated with real estate held for sale	—	68,534
TOTAL ASSETS	$6,254,509	$2,340,885
LIABILITIES
Notes payable	$2,088,335	$918,059
Accounts payable and accrued liabilities	90,096	36,844
Lease intangible liabilities, net	114,485	40,969
Security deposits	21,839	6,257
Prepaid rent	19,650	8,600
Interest rate contracts	8,614	1,750
Liabilities associated with real estate held for sale	357	43,214
TOTAL LIABILITIES	2,343,376	1,055,693
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,177
CAPITAL
Partners’ Capital:
8.375% series B cumulative redeemable preferred units, 5,800,000 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively ($25.00 per unit liquidation preference.)	145,000	145,000
Common units, 145,375,884 and 69,180,379 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,492,249	1,087,025
Total Hudson Pacific Properties, Inc. Capital	3,637,249	1,232,025
Non-controlling interest—members in Consolidated Entities	263,707	42,990
TOTAL CAPITAL	3,900,956	1,275,015
TOTAL LIABILITIES AND CAPITAL	$6,254,509	$2,340,885

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit amount)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Office
Rental	$114,693	$39,503	$276,321	$115,418
Tenant recoveries	20,036	12,084	43,890	23,643
Parking and other	6,601	5,140	17,612	16,632
Total office revenues	141,330	56,727	337,823	155,693
Media & entertainment
Rental	6,041	6,239	16,902	17,646
Tenant recoveries	212	267	705	971
Other property-related revenue	3,860	4,583	10,525	11,028
Other	113	339	244	542
Total media & entertainment revenues	10,226	11,428	28,376	30,187
Total revenues	151,556	68,155	366,199	185,880
Operating expenses
Office operating expenses	51,538	23,969	115,364	58,469
Media & entertainment operating expenses	6,280	7,401	17,354	19,244
General and administrative	9,378	6,802	28,951	19,157
Depreciation and amortization	80,195	17,361	170,945	51,973
Total operating expenses	147,391	55,533	332,614	148,843
Income from operations	4,165	12,622	33,585	37,037
Other (income) expense
Interest expense	14,461	6,550	34,067	19,519
Interest income	(17)	(1)	(118)	(21)
Acquisition-related (expense reimbursements) expenses	(83)	214	43,442	319
Other expense (income)	3	(56)	2	(43)
Total other expenses	14,364	6,707	77,393	19,774
Loss (income) from continuing operations before gain on sale of real estate	(10,199)	5,915	(43,808)	17,263
Gain on sale of real estate	8,371	5,538	30,471	5,538
Loss (income) from continuing operations	(1,828)	11,453	(13,337)	22,801
Loss from discontinued operations	—	(38)	—	(164)
Net (loss) income	$(1,828)	$11,415	$(13,337)	$22,637
Net income attributable to non-controlling interest in consolidated entities	(1,273)	(259)	(4,668)	(155)
Net (loss) income attributable to Hudson Pacific Properties, L.P.	$(3,101)	$11,156	$(18,005)	$22,482
Preferred distributions—Series A units	(159)	(159)	(477)	(482)
Preferred distributions—Series B units	(3,036)	(3,036)	(9,108)	(9,108)
Total preferred distributions	$(3,195)	$(3,195)	$(9,585)	$(9,590)
Net income attributable to restricted shares	$(79)	$(68)	$(229)	$(206)
Net (loss) income available to common unitholders	$(6,375)	$7,893	$(27,819)	$12,686
Basic and diluted per unit amounts:
Net (loss) income from continuing operations attributable to common unitholders	$(0.04)	$0.11	$(0.23)	$0.19
Net income (loss) from discontinued operations	—	—	—	—
Net (loss) income attributable to common unitholders per unit—basic and diluted	$(0.04)	$0.11	$(0.23)	$0.19
Weighted average shares of common units outstanding—basic and diluted	145,280,551	68,888,742	123,441,945	67,932,304

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except share and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(1,828)	$11,415	$(13,337)	$22,637
Other comprehensive (loss) income cash flow hedge adjustment	(15,325)	584	(6,300)	(780)
Comprehensive (loss) income	(17,153)	11,999	(19,637)	21,857
Comprehensive income attributable to Series A preferred units	(159)	(159)	(477)	(482)
Comprehensive income attributable to Series B preferred units	(3,036)	(3,036)	(9,108)	(9,108)
Comprehensive income attributable to restricted shares	(79)	(68)	(229)	(206)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(1,273)	(259)	(4,668)	(155)
Comprehensive (loss) income attributable to Hudson Pacific Properties, Inc. stockholders	$(21,700)	$8,477	$(34,119)	$11,906

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited, in thousands, except share and per unit amounts)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Total Partners’ Capital	Non-controlling Interests — Members in Consolidated Entities	Total Capital	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2014	$145,000	59,612,762	$912,183	$1,057,183	$45,683	1,102,866	10,475
Distributions	—	—	—	—	(2,842)	(2,842)	—
Proceeds from sale of common units, net of underwriters’ discount	—	9,563,500	197,468	197,468	—	197,468	—
Equity offering transaction costs	—	—	(1,599)	(1,599)	—	(1,599)	—
Redemption of Series A Cumulative Redeemable Preferred Units	—	—	—	—	—	—	(298)
Issuance of unrestricted units	—	6,922	—	—	—	—	—
Units repurchased	—	(2,805)	(3,129)	(3,129)	—	(3,129)	—
Declared distributions	(12,144)	—	(34,966)	(47,110)	—	(47,110)	(641)
Amortization of unit based compensation	—	—	7,979	7,979	—	7,979	—
Net income	12,144	—	10,588	22,732	149	22,881	641
Cash flow hedge adjustment	—	—	(1,499)	(1,499)	—	(1,499)	—
Balance at December 31, 2014	$145,000	69,180,379	$1,087,025	$1,232,025	$42,990	$1,275,015	$10,177
Contributions	—	—	1,814,936	1,814,936	217,795	2,032,731	—
Distributions	—	—	—	—	(1,746)	(1,746)	—
Proceeds from sale of common units, net of underwriters’ discount	—	12,650,000	670,947	670,947	—	670,947	—
Equity offering transaction costs	—	—	(4,786)	(4,786)	—	(4,786)	—
Issuance of unrestricted units	—	63,604,529	88	88	—	88	—
Units repurchased	—	(59,024)	(1,834)	(1,834)	—	(1,834)	—
Declared distributions	(9,108)	—	(46,737)	(55,845)	—	(55,845)	(477)
Amortization of unit based compensation	—	—	6,500	6,500	—	6,500	—
Net income	9,108	—	(27,590)	(18,482)	4,668	(13,814)	477
Cash Flow Hedge Adjustment	—	—	(6,300)	(6,300)	—	(6,300)	—
Balance at September 30, 2015	$145,000	145,375,884	$3,492,249	$3,637,249	$263,707	$3,900,956	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(13,337)	$22,637
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	170,945	51,973
Amortization of deferred financing costs and loan premium, net	2,925	635
Amortization of stock-based compensation	6,186	5,047
Straight-line rent receivables	(24,037)	(9,830)
Amortization of above-market leases	8,751	1,543
Amortization of below-market leases	(24,512)	(5,821)
Amortization of lease incentive costs	427	246
Bad debt expense (recovery)	435	(326)
Amortization of ground lease	1,092	186
Amortization of discount and net origination fees on purchased and originated loans	(312)
Gain from sale of real estate	(30,471)	(5,538)
Change in operating assets and liabilities:
Restricted cash	(1,523)	(2,900)
Accounts receivable	(1,396)	(4,925)
Deferred leasing costs and lease intangibles	(21,974)	(11,509)
Prepaid expenses and other assets	(14,705)	(3,532)
Accounts payable and accrued liabilities	35,811	16,394
Security deposits	15,256	389
Prepaid rent	11,584	3,677
Net cash provided by operating activities	121,145	58,346
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(114,711)	(79,154)
Property acquisitions	(1,804,596)	(75,580)
Acquisition of notes receivable	—	(28,112)
Proceeds from sale of real estate	177,488	18,629
Deposits for property acquisitions	—	(2,500)
Net cash used in investing activities	(1,741,819)	(166,717)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,428,616	332,886
Payments of notes payable	(299,479)	(341,636)
Proceeds from issuance of common units	385,589	197,468
Common units issuance transaction costs	(4,786)	(674)
Dividends paid to common unitholders	(46,737)	(26,034)
Dividends paid to preferred unitholders	(9,585)	(9,590)
Contributions by members	217,795	—
Redemption of 6.25% series A cumulative redeemable preferred units	—	(298)
Distribution to non-controlling member in consolidated real estate entity	(1,746)	(2,385)
Repurchase of vested restricted units	(1,833)	—
Payment of loan costs	(18,245)	(2,325)
Net cash provided by financing activities	1,649,589	147,412
Net increase in cash and cash equivalents	28,915	39,041
Cash and cash equivalents—beginning of period	17,753	30,356
Cash and cash equivalents—end of period	$46,668	$69,397

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$33,828	$23,824
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(14,825)	$8,906
Common units in the Operating Partnership in connection with property acquisition (Note 3)	$2,100,381	$—
Assumption of other (assets) and liabilities in connection with property acquisitions, net (Note 3)	$—	$(449)

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

Since the completion of the IPO and the related formation transactions, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (“our operating partnership” or the “Operating Partnership,” which is also referred to in these financial statements as the “Company,” “we,” “us,” or “our”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. On April 1, 2015, the Company completed (the “Acquisition”) of the EOP Northern California Portfolio from Blackstone Real Estate Partners V and VI (“Blackstone”). The acquisition EOP Northern California Portfolio consists of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and San Jose Airport submarkets. The total consideration paid for the EOP Northern California Portfolio before certain credits, proration, and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of the Company and common units in the Operating Partnership.  See Note 10, “Related Party Transactions—Acquisition of EOP Northern California Portfolio” for additional details.

As of September 30, 2015, we owned a portfolio of 53 office properties and two media and entertainment properties. These properties are located in California and Washington. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

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

In connection with the preliminary purchase price allocation of the Redwood portfolio (see Note 3), the Company re-measured the useful lives used to calculate depreciation expense and rental revenue from below market lease intangibles. These re-measurements resulted in immaterial changes from the prior quarter ended June 30, 2015, which are recognized in the current quarter. The Company recorded additional depreciation expense for the three months ended September 30, 2015 of $4.8 million and additional amortization of below market rents to reduce rental revenue by $2.5 million. These adjustments do not affect the nine-months ended September 30, 2015.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs for the three and nine months ended September 30, 2015 were approximately $2.2 million and $5.1 million, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2014, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Capitalized interest for the three and nine months ended September 30, 2015 was approximately $1.3 million and $4.6 million, respectively, and $1.9 million and $5.2 million for the three and nine months ended September 30, 2014, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

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

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. There were no properties held for sale at September 30, 2015 and one property held for sale at December 31, 2014. The Company recorded no impairment charges for the three and nine months ended September 30, 2015 and 2014.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of September 30, 2015 was $8.8 million. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the three and nine months ended September 30, 2015 and 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At September 30, 2015 and December 31, 2014, the Company had reserved $0.7 million and $0.6 million, respectively, of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $0.4 million and $(0.3) million of bad debt (recovery) expense for the nine months ended September 30, 2015 and 2014, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	September 30, 2015	December 31, 2014
Accounts receivable	$18,963	$17,287
Allowance for doubtful accounts	(1,654)	(1,040)
Accounts receivable, net	$17,309	$16,247

Notes Receivable

On August 19, 2014, the Company entered into a loan participation agreement for a loan with a maximum principal of $140.0 million. The Company’s share was 23.77%, or $33.3 million. The note receivable is secured by real property, has a balance of $28.5 million as of September 30, 2015, bears interest at 11.0% and matures on August 18, 2016. Interest is payable monthly with the principal due at maturity. The Company received a $0.4 million commitment fee as a result of this transaction. The balance as of September 30, 2015, net of the commitment fee, was $28.6 million and was classified as a note receivable on the consolidated balance sheet. The Company believes these balances are fully collectible.

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

Derivative Financial Instruments

The Company manages interest rate risk associated with borrowings by entering into interest rate derivative contracts. The Company recognizes all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value and the changes in fair value are reflected as income or expense. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income, which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company held seven and three interest rate contracts as of September 30, 2015 and December 31, 2014, respectively, all of which have been accounted for as cash flow hedges as more fully described in Note 6 below.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2015, the Company had not established a liability for uncertain tax positions.

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

As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million
Interest Rate Swaps	5	$714.5 million

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents a gross presentation of the Company’s derivatives as of September 30, 2015 and December 31, 2014. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$—	$3	Interest rate contracts	$8,614	$1,750

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Beginning balance of OCI related to interest rate contracts	$2,661	$1,086

Unrealized loss recognized in OCI due to change in fair value of interest rate contracts	16,327	1,084
Loss reclassified from OCI into income (as interest expense)	(10,027)	(304)
Net change in OCI	6,300	780

Ending balance of accumulated OCI related to derivatives	8,961	1,866
Allocation of OCI, non-controlling interests	(2,430)	(117)
Accumulated other comprehensive loss	$6,531	$1,749

Credit-Risk-Related Contingent Features

As of September 30, 2015, the Company had five derivatives that were in a liability position.

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

In September 2015, the FASB issued ASU No. 2015-16 (ASU 2015-16), “Simplifying the Accounting for Measurement-Period Adjustments”, which amends Business Combinations (Topic 805).  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us would be the first quarter of 2016, and early adoption is permitted.  The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  We do not expect the ASU to have a material impact on our financial position, results of operations or disclosures.

On August 12, 2015, the FASB issued ASU No. 2015-14 (ASU 2015-14) “Revenue from Contracts with Customers” to defer the effective date of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

On April 7, 2015 the FASB issued ASU No. 2015-03 (ASU 2015-03) “Simplifying the Presentation of Debt Issuance Cost” to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company expects to adopt the guidance effective January 1, 2016 and our adoption of the guidance is not anticipated to have a material impact on our consolidated financial statements.

On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, if the proposed deferral is approved, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements or notes to our consolidated financial statements.

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

On January 9, 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (ASU 2015-01). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued, when applicable) and to provide related footnote disclosures in certain circumstances.  This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. The implementation of this update is not expected to have a material effect on the Company’s consolidated financial statements.

3. Investment in Real Estate

The Company’s acquisitions are accounted for using the acquisition method. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition.

Acquisitions

On August 17, 2015, the Company completed the acquisition of 405 Mateo, a three-building, 83,285-square-foot redevelopment project in Downtown Los Angeles’ Arts District for $40.0 million (before credits, prorations, and closing costs). The Company funded this transaction with proceeds from its unsecured revolving credit facility.

On April 1, 2015, the Company completed the acquisition of the EOP Northern California Portfolio from Blackstone Real Estate Partners V and VI (“Blackstone”). The EOP Northern California Portfolio consists of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and San Jose Airport submarkets. The total consideration paid for the EOP Northern California Portfolio before certain credits, proration, and closing costs included a cash payment of $1.75 billion (financed with proceeds received from the Company’s January 2015 common equity offering and $1.3 billion of new term debt), an aggregate of 63,474,791 shares of common stock of the company and common units in the Operating Partnership.

On May 22, 2015, the Company acquired a three-story, 120,937-square-foot former manufacturing facility known as “4th & Traction” in Los Angeles, California for $49.3 million (before certain credits, prorations and closing costs). The Company funded this off-market transaction with proceeds from its unsecured revolving credit facility.

Included in the Company’s consolidated financial statements for the nine months ended September 30, 2015 were revenues and net income from the 2015 acquisition of the EOP Northern California Portfolio totaling $169.4 million and $0.4 million, respectively. There was no revenue generated by 405 Mateo or 4th & Traction as they are redevelopment projects with no current revenue stream.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The following table represents our aggregate preliminary purchase price allocation for each of these acquisitions:

	EOP Northern California Portfolio	4th & Traction	405 Mateo
Date of Acquisition	April 1, 2015	May 22, 2015	August 17, 2015	Total
Consideration paid
Cash consideration	$1,715,346	$49,250	$40,000	$1,804,596
Common stock	87	—	—	87
Additional paid-in capital	285,358	—	—	285,358
Non-controlling common units in the Operating Partnership	1,814,936	—	—	1,814,936
Total consideration	$3,815,727	$49,250	$40,000	$3,904,977
Allocation of consideration paid
Investment in real estate, net	$3,610,017	$49,250	40,000	$3,699,267
Above-market leases	28,759	—	—	28,759
Above-market ground leases	51,859	—	—	51,859
Deferred leasing costs and lease intangibles, net	225,410	—	—	225,410
Below-market leases	(99,223)	—	—	(99,223)
Below-market ground leases	(1,095)	—	—	(1,095)
Total consideration paid	$3,815,727	$49,250	$40,000	$3,904,977

The table below shows the pro forma financial information for the nine months ended September 30, 2015 and 2014 as if the EOP Northern California Portfolio had been acquired as of January 1, 2014.

	Nine Months Ended September 30, 2015
	2015	2014
Total revenues	$444,790	$416,714
Net (loss) income	$(3,507)	$41,075

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Dispositions

On September 29, 2015, the Company sold its Bay Park Plaza office property in Burlingame, California for $90.0 million (before certain credits, prorations and closing costs). Pursuant to ASU No. 2014-08, we will not be presenting the operating results in net income (loss) from discontinued operations.

On March 6, 2015, the Company sold its First Financial office property for $89.0 million (before certain credits, prorations, and closing costs). Pursuant to ASU No. 2014-08, we will not be presenting the operating results in net income (loss) from discontinued operations and, in addition, reclassified First Financial’s assets and liabilities to assets and liabilities associated with real estate held for sale as of December 31, 2014.

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes our deferred leasing cost and lease intangibles as of:

	September 30, 2015	December 31, 2014
Above-market leases	$38,764	$10,891
Leases in place	223,705	60,130
Below-market ground leases	59,372	7,513
Other lease intangibles	77,318	26,731
Lease buy-out costs	5,071	4,597
Deferred leasing costs	61,976	38,912
	$466,206	$148,774
Accumulated amortization	(113,126)	(46,751)
Deferred leasing costs and lease intangibles, net	$353,080	$102,023

Below-market leases	$152,994	$57,420
Above-market ground leases	1,095	—
	154,089	57,420
Accumulated accretion	(39,604)	(16,451)
Lease intangible liabilities, net	$114,485	$40,969

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

5. Notes Payable

The following table sets forth information as of September 30, 2015 and December 31, 2014 with respect to our outstanding indebtedness.

	Outstanding
Debt	September 30, 2015	December 31, 2014	Interest Rate(1)	Maturity Date
Unsecured Loans
Unsecured revolving credit facility(2)	$105,000	$130,000	LIBOR+ 1.15% to 1.85%	4/1/2020
2-Year unsecured term loan(3)	460,000	—	LIBOR+ 1.30% to 2.20%	4/1/2018
5-Year unsecured term loan(4)	550,000	150,000	LIBOR+ 1.30% to 2.20%	4/1/2020
7-Year unsecured term loan(5)	350,000	—	LIBOR+ 1.60% to 2.55%	4/1/2022
Total unsecured loans	$1,465,000	$280,000

Mortgage Loans
Mortgage loan secured by 275 Brannan(6)	$—	$15,000	LIBOR+2.00%	N/A
Mortgage loan secured by Pinnacle II(7)	86,537	87,421	6.31%	9/6/2016
Mortgage loan secured by 901 Market(8)	30,000	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(9)	83,107	59,490	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Rincon Center(10)	102,920	104,126	5.13%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(11)	97,000	97,000	LIBOR+2.25%	3/4/2019
Mortgage loan secured by Met Park North(12)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(13)	28,525	28,866	5.32%	3/11/2022
Mortgage loan secured by Pinnacle I(14)	129,000	129,000	3.95%	11/7/2022
Total mortgage loans before mortgage loan on real estate held for sale	$621,589	$635,003
Mortgage loan on real estate held for sale
Mortgage loan secured by First Financial(15)	$—	$42,449	4.580%	N/A
Total mortgage loans	$621,589	$677,452
Subtotal	$2,086,589	$957,452
Unamortized loan premium, net(16)	$1,746	$3,056
Total	$2,088,335	$960,508
__________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs. Interest rates are as of September 30, 2015, which may be different than the interest rates as of December 31, 2014 for corresponding indebtedness.

(2)	Subsequent to September 30, 2015, we paid down the principal balance by $20.0 million.

(3)	Subsequent to September 30, 2015, we paid down the principal balance by $85.0 million.

(4)
Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to $300.0 million of the $550.0 million 5-year term loan facility that swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. As a result, $300.0 million of this facility currently bears interest at a rate equal to 2.66% to 3.56% per annum depending on our leverage ratio.

(5)
Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to the entire $350.0 million 7-year term loan facility that swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022. As a result, this facility currently bears interest at a rate equal to 3.21% to 4.16% per annum depending on our leverage ratio.

(6)	On April 10, 2015, the loan was fully repaid.

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

(8)	On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49.6 million upon closing. On April 10, 2015, we repaid $19.6 million of this loan.

(9)
On November 24, 2014, we amended our construction loan for Element LA to, among other things, increase availability from $65.5 million to $102.4 million for budgeted site-work, construction of a parking garage, base building, tenant improvements, and leasing commission costs associated with the renovation and lease-up of the property.

(10)	This loan is amortizing based on a 30-year amortization schedule.

(11)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through February 11, 2016. Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019 with a 1-year extension option.

(12)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020. As a result, this loan bears interest at a rate equal to 3.7144% per annum.

(13)	This loan is amortizing based on a 30-year amortization schedule.

(14)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule, for total annual debt service of $7.3 million.

(15)	This note has been recorded as part of the liabilities associated with real estate held for sale (see note 3).

(16)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with Pinnacle II.

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

The loan agreements for Rincon Center, 10950 Washington, Pinnacle I and Pinnacle II require that some or all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheets at September 30, 2015 and December 31, 2014, are lockbox and reserve funds as follows (in thousands):

Property	September 30, 2015	December 31, 2014
Rincon Center	$14,098	$10,936
10950 Washington	1,096	775
Pinnacle I	2,377	2,099
Pinnacle II	1,035	434
	$18,606	$14,244

The minimum future annual principal payments due on our secured and unsecured notes payable at September 30, 2015, excluding the non-cash loan premium amortization, were as follows (in thousands):

2015 (three months ending December 31, 2015)	$892
2016	118,599
2017	85,812
2018	658,320
2019	2,885
Thereafter	1,220,081
Total	$2,086,589

Senior Unsecured Credit Facilities

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The A&R Credit Agreement amended and restated the Operating Partnership’s existing $300.0 million unsecured revolving credit facility and $150.0 million unsecured term loan facility entered into on September 23, 2014 to, among other things, extend the term, increase the unsecured revolving credit facility to $400.0 million, increase the unsecured 5-year term loan facility to $550.0 million (the “5-Year Term Loan Facility” and, together with the unsecured revolving credit facility, the “Existing Facilities”), and add a $350.0 million unsecured 7-year term loan facility (the “7-Year Term Loan Facility,” and, together with the Existing Facilities, the “A&R Credit Facilities”), which A&R Credit Facilities were or will be used: (a) for the payment of pre-development and development costs incurred in connection with properties owned by the Operating Partnership or any subsidiary; (b) to finance acquisitions otherwise permitted under the A&R Credit Agreement (including the Acquisition); (c) to finance capital expenditures and the repayment of indebtedness of the Company, the Operating Partnership and its subsidiaries; (d) to provide for the general working capital needs of the Company, the Operating Partnership and its subsidiaries and for other general corporate purposes of the Company, the Operating Partnership and its subsidiaries; and (e) to pay fees and expenses incurred in connection with the A&R Credit Agreement. The Operating Partnership continues to be the borrower under the A&R Credit Agreement. The Company and certain of its subsidiaries that own unencumbered properties are required to provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties by its subsidiaries are not required, except under limited circumstances. Subject to the satisfaction of certain conditions and lender commitments, the Operating Partnership may increase the availability of the A&R Credit Facilities so long as the aggregate commitments under the A&R Credit Facilities do not exceed $2.0 billion.

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

The amount available for us to borrow under the A&R Credit Agreement remains subject to compliance with a number of customary restrictive covenants contained therein, including:

•
a maximum leverage ratio (defined as consolidated unsecured indebtedness plus the Operating Partnership’s pro rata share of indebtedness of unconsolidated affiliates to total asset value) of 0.60:1:00, provided that such ratio may increase to 0.65 to 1.00 for up to two consecutive calendar quarters immediately following a material acquisition not more than twice during the term of the A&R Credit Agreement;

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

The original revolving loan maturity date for the A&R Credit Agreement may be extended once, for an additional one-year term. A fee equal to 0.15% of the aggregate outstanding revolving commitments at such time (whether or not utilized) must be paid to the administrative agent to exercise the right to extend.

If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility prior to the first anniversary of the closing of such facility, such prepayments are subject to a 2% prepayment premium on the principal amount of such loans that are prepaid. If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility on or after the first anniversary of the closing of such facility and prior to the second anniversary of the closing of such facility, such prepayments are subject to a 1% prepayment premium on the principal amount of such loans that are prepaid.

As of September 30, 2015, the Company was in compliance with its unsecured revolving credit facility’s financial covenants. As of September 30, 2015, we had total borrowing capacity of $400.0 million under our unsecured revolving credit facility, $105.0 million of which had been drawn. Subsequent to September 30, 2015, we paid down the principal balance by $20.0 million.

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

The New Credit Agreement provides a $550.0 million unsecured 2-year term loan credit facility (the “2-Year Term Loan Facility”), which was fully drawn by us on the date of the New Credit Agreement to consummate the Acquisition, with the remaining funds used to pay fees and expenses incurred in connection with the Acquisition and the New Credit Agreement. The Operating Partnership is the borrower under the New Credit Agreement and the Company and all of its subsidiaries that own unencumbered properties will provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties are not required, except under limited circumstances. During the three months ended September 30, 2015 we used the proceeds from the Bay Park Plaza sale to pay down the principal balance by $90.0 million, resulting in a $460.0 million balance. Subsequent to September 30, 2015, we used the excess cash from the Element LA refinance to pay down the principal balance on this 2-year term loan by an additional $85.0 million, resulting in a $375.0 million balance. Amounts paid down or no longer available for re-borrowing. Refer to Note 12 for further details.

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

Repayment Guaranties

Sunset Gower and Sunset Bronson Loan

In connection with the loan secured by our Sunset Gower and Sunset Bronson properties, we have guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At September 30, 2015, the outstanding balance was $97.0 million, which results in a maximum guarantee amount for the principal under this loan of $18.9 million. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Element LA Loan

In connection with our Element LA construction loan, we have guaranteed in favor of and promised to pay to the lender 25.0% of the principal, together with all interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At September 30, 2015, the outstanding balance was $83.1 million, which results in a maximum guarantee amount for the principal under this loan of $20.8 million. Upon the satisfaction of certain conditions, as defined in the repayment guaranty agreement, our liability with respect to the principal under this loan will be reduced to zero, unless certain further events, described in the guarantee occur, in which case our maximum liability as guarantor will be restored to 25.0% of the principal under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan. This loan was refinanced subsequent to September 30, 2015. See Note 12 Subsequent Events for further details.

901 Market Loan

In connection with our 901 Market Street loan, we have guaranteed in favor of and promised to pay to the lender 35.0% of the principal under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At  September 30, 2015, the outstanding balance was $30.0 million, which results in a maximum guarantee amount for the principal under this loan of $10.5 million. Furthermore, we agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed various of the improvements subject to this completion guaranty. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

6. Interest Rate Contracts

5-Year Term Loan Facility and 7-year Term Loan Facility

On April 1, 2015, we entered into interest rate contracts with respect to $300.0 million of the $550.0 million 5-Year Term Loan Facility which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. The remaining $250.0 million and the entire $550.0 million two-year term facility bear interest at a rate equal to LIBOR plus 130 to 220 basis points per annum depending on the Company’s leverage ratio.

On April 1, 2015, we also entered into interest rate contracts with respect to the $350.0 million 7-year Term Loan Facility, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022.

Sunset Gower and Sunset Bronson Mortgage

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

Overall

The combined fair market value of the interest rate contracts at September 30, 2015 and December 31, 2014 was an asset of $0.0 million and $3.0 thousand, respectively, and a liability of $8.6 million and $1.8 million, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2015 to 2030. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at September 30, 2015 are presented below for the years/periods ended December 31. The table below does not include rents under leases at our media and entertainment properties with terms of one year or less.

Future minimum base rents under our operating leases in each of the next five years and thereafter are as follows (in thousands):

	Non-cancellable	Subject to early termination options	Total
2015 (three months ending December 31, 2015)	$114,406	$127	$114,533
2016	428,529	3,099	431,628
2017	352,935	7,747	360,682
2018	275,738	25,871	301,609
2019	234,524	27,048	261,572
2020	172,215	7,133	179,348
Thereafter	597,084	14,624	611,708
Total	$2,175,431	$85,649	$2,261,080

Future Minimum Lease Payments

In conjunction with the acquisition of the EOP Northern California Portfolio, our respective subsidiaries, assumed the ground lease agreements below with unrelated parties.

Property	Expiration Date	Minimum Annual Rent	Notes
1500 Page Mill Center	11/30/2041	$600	Minimum annual rent (adjusted on 1/1/2019 and 1/1/2029) plus 25% of adjusted gross income, or AGI, less minimum annual rent.
Clocktower Square	9/26/2056	887	Minimum annual rent (adjusted every 10 years) plus 25% of AGI less minimum annual rent.
Palo Alto Square	11/30/2045	1,500	Minimum annual rent (adjusted every 10 years starting 1/1/2022) plus 25% of AGI less minimum annual rent.
Lockheed Building	7/31/2040	356
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of 10% of FMV of the land or the previous year’s adjusted base amount plus 75% of consumer price index, or CPI, change. Percentage annual rent is lessee's base rent x 24.125%.

Foothill Research	6/30/2039	1,603
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of 10% of FMV of the land or the previous year’s adjusted base amount plus 75% of CPI change. Percentage annual rent is gross income x 24.125%.

3400 Hillview	10/31/2040	1,542
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of the 10% of FMV of land plus 75% of annual CPI increase through 10/31/2017 plus 75% of CPI change thereafter. Percentage annual rent is gross income x 24.125%. This lease has been prepaid through October 31, 2017.

Metro Center 989	4/29/2054	1,139	Every 10 years rent adjusts to 7.233% of Fair Market Land Value (since 2008) and rent also adjusts every 10 years to reflect the change in CPI from the preceding FMV adjustment date (since 2013).
Metro Center Retail	4/29/2054	609	Every 10 years rent adjusts to 7.233% of Fair Market Land Value (since 2008) and rent also adjusts every 10 years to reflect the change in CPI from the preceding FMV adjustment date (since 2013).
Metro Center Tower	4/29/2054	2,821	Every 10 years rent adjusts to 7.233% of Fair Market Land Value (since 2008) and rent also adjusts every 10 years to reflect the change in CPI from the preceding FMV adjustment date (since 2013).
Techmart Commerce Center	5/31/2053	1,210	Subject to a 10% increase every 5 years.

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

The following table provides information regarding our future minimum lease payments at September 30, 2015 under these lease agreements the table only includes the minimum base rents.

2015 (three months ending December 31, 2015)	$3,036
2016	13,094
2017	13,094
2018	15,281
2019	15,281
Thereafter	629,201
Total	$688,987

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

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,088,335	$2,093,869	$960,508	$969,259
Notes receivable	28,580	28,528	28,268	28,268
Derivative assets, disclosed as “Interest rate contracts”	—	—	3	3
Derivative liabilities, disclosed as “Interest rate contracts”	8,614	8,614	1,750	1,750

9. Equity

Non-controlling Interests

Common units in the Operating Partnership

Common units in the operating partnership consisted of 56,296,315 common units of partnership interests, or common units, not owned by us. Common units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock or, at our election, issue shares of our common stock in exchange for common units on a one-for-one basis.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Non-controlling interest—members in consolidated entities

Non-controlling interests—members in consolidated entities refers to our joint venture partners described below:

Pinnacle joint venture

We entered into a joint venture with Media Center Partners, LLC, a California limited liability company (“MCP”) to own The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of September 30, 2015, we owned a 65.0% interest in the Pinnacle JV.

1455 Market joint venture

On January 7, 2015, we entered into a joint venture with Canada Pension Plan Investment Board (“CPPIB”), through which CPPIB purchased a 45.0% interest in our 1455 Market Street office property located in San Francisco, California.

6.25% series A cumulative redeemable preferred units of the Operating Partnership

6.25% series A cumulative redeemable preferred units of the Operating Partnership are 407,066 series A preferred units of partnership interest in the Operating Partnership, or series A preferred units, that are not owned by the Company. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible, at the option of the holder, into common units or redeemable into cash or, at the Company’s election, exchangeable for registered shares of common stock, after June 29, 2013. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

8.375% Series B cumulative redeemable preferred stock

8.375% series B cumulative redeemable preferred stock are 5,800,000 shares of 8.375% preferred stock, with a liquidation preference of $25.00 per share, $0.01 par value per share. In December 2010, we completed the public offering of 3,500,000 shares of our series B preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares in part). Total proceeds from the offering, after deducting underwriting discount, were approximately $83.9 million (before transaction costs). On January 23, 2012, we completed the public offering of 2,300,000 of our series B cumulative preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares in full). Total proceeds from the offering, after deducting the underwriting discount, were approximately $57.5 million (before transaction costs).

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

April 2015 Common Stock Secondary Offering

On April 10, 2015, certain funds affiliated with Farallon Capital Management completed a public offering of 6,037,500 shares of the Company’s common stock. The Company did not receive any proceeds from the offering.

April 2015 Common Stock and Common Unit Issuance

On April 1, 2015, in connection with the acquisition of the EOP Northern California Portfolio from Blackstone, the Company issued 8,626,311 shares of its common stock and the Operating Partnership issued 54,848,480 common units as part of the consideration paid.

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

Dividends

During the third quarter for 2015, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The third quarter dividends were declared on September 10, 2015 to holders of record on September 20, 2015.

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

Stock-Based Compensation

The Board of Directors awards restricted shares to non-employee board members, other than directors designated by The Blackstone Group L.P. or its affiliates, on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members, other than directors designated by The Blackstone Group L.P. or its affiliates, in accordance with our Non-Employee Director Compensation Program. The share-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

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

The following table summarizes the restricted share activity for the nine months ended September 30, 2015 and status of all unvested restricted share awards to our non-employee board members and employees at September 30, 2015:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2015	543,707	$26.43
Granted	145,880	31.17
Vested	(51,933)	21.31
Canceled	(6,346)	22.33
Balance at September 30, 2015	631,308	$27.99

Nine Months Ended September 30,	Non-Vested Shares Issued	Weighted Average Grant - Date Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2015	145,880	$31.17	(51,933)	$1,576
2014	36,058	22.88	(32,547)	768

We recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant.

Hudson Pacific Properties, Inc. Outperformance Programs

In each of 2012, 2013, 2014 and 2015, the Compensation Committee of our Board of Directors adopted a Hudson Pacific Properties, Inc. Outperformance Program (individually, the “2012 OPP,” the “2013 OPP,” the “2014 OPP” and the “2015 OPP” and, together, the “OPPs”). Participants in the 2012 OPP, 2013 OPP, 2014 OPP and 2015 OPP may earn, in the aggregate, up to $10.0 million, $11.0 million, $12.0 million, and $15.0 million, respectively, of stock-settled awards based on our Total Shareholder Return, or TSR, for the three-year period beginning January 1 of the year in which the applicable OPP was adopted and ending December 31 of 2014, 2015, 2016 and 2017, respectively. The 2014 OPP and the 2015 OPP provide for target bonus pools of $2.4 million and $3.8 million, respectively, that would be attained if the Company achieves during the applicable performance period a TSR equal to that of the SNL REIT Index and a 10.5% simple annual TSR.

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

With respect to the 2013 OPP, if we attain pro-rated TSR performance goals during 2013 and/or 2014 that yield hypothetical bonus pools of up to $2.0 million for 2013 performance and/or up to $4.0 million for combined 2013/2014 performance, stock awards issued under the final bonus pool at the end of the applicable performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2013 or 2014 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $11.0 million bonus pool limitation).

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

For the nine months ended September 30, 2015 and 2014, $6.5 million and $5.3 million, respectively, of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $6.2 million and $5.0 million, respectively, was included in general and administrative expenses, with the remaining $0.3 million and $0.3 million, respectively, of stock compensation capitalized to tenant improvement and deferred leasing costs and lease intangibles, net.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

10. Related Party Transactions

222 Kearny Street Lease with FJM Investments, LLC

Effective July 31, 2012, we consented to the assignment of a lease with a tenant of our 222 Kearny Street property to its subtenant, FJM Investments, LLC. The lease comprises approximately 3,707 square feet of the property’s space and had an initial lease term through May 31, 2014, which was subsequently extended to May 31, 2015. On June 1, 2015, we agreed to extend the lease on a month-to-month basis. The monthly rental obligation under the lease is $12,360, the base rent component. FJM Investments, LLC was co-founded by and is co-owned by one of our independent directors, Robert M. Moran, Jr.

Employment Agreements

We have entered into employment agreements with our executive officers, effective June 27, 2014. The material terms of the employment agreements with our named executive officers are described under the sections entitled “Executive Compensation—Narrative Disclosure to Summary Compensation Table” and “Executive Compensation—Potential Payments Upon Termination or Change in Control” of our proxy statement for our 2015 Annual Meeting of stockholders, which was filed with the SEC on April 2, 2015.

Corporate Headquarters Lease with Blackstone

On July 26, 2006, our predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone Real Estate Partners V and VI) for our corporate headquarters at 11601 Wilshire Boulevard. We currently occupy approximately 20,059 square feet of the property’s space and the lease expires on December 31, 2018. For the nine months ended September 30, 2015 and 2014, we incurred rent expense of $0.4 million for each period, respectively. In February 2015, we entered into an amendment of that lease to expand the space to approximately 40,120 square feet on different floors within the same building, and to extend the expiration date by an additional four years. The lease commencement date will be the earlier of the date of occupancy or September 1, 2015. The minimum future rents payable under the new lease are $13.9 million.

Acquisition of EOP Northern California Portfolio

On April 1, 2015, the Company completed the acquisition of the EOP Northern California Portfolio from Blackstone Real Estate Partners V and VI (“Blackstone”). The EOP Northern California Portfolio consists of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and San Jose Airport submarkets. The total consideration paid for the EOP Northern California Portfolio before certain credits, proration, and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of the Company and common units in the Operating Partnership.

The Stockholders Agreement

On April 1, 2015, in connection with the closing of the acquisition as described below, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”) by and among the Company, the Operating Partnership, Blackstone Real Estate Advisors L.P. (“BREA”) and the other affiliates of The Blackstone Group L.P. (the “Sponsor Stockholders”). The Stockholders Agreement sets forth various arrangements and restrictions with respect to the governance of the Company and certain rights of the Sponsor Stockholders with respect to the shares of common stock of the Company and common units of in the Operating Partnership received by the Sponsor Stockholders in connection with the Acquisition (the “Equity Consideration”).

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

•
 Qualified Offerings. Any registered offerings requested by the Sponsor Stockholders that are to an underwriter on a firm commitment basis for reoffering and resale to the public, in an offering that is a “bought deal” with one or more investment banks or in a block trade with a broker-dealer will be (subject to certain specified exceptions): (i) no more frequent than once in any 120-day period, (ii) subject to underwriter lock-ups from prior offerings then in effect, and (iii) subject to a minimum offering size of $50.0 million.

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

Stock Offering Funding of Redemption

If any Sponsor Stockholder or any of its affiliates who become limited partners of the Operating Partnership (“Specified Limited Partners”) delivers a notice of redemption with respect to common units that, if exchanged for common stock, would result in a violation of the Excepted Holder Limit (as defined below) or otherwise violate the restrictions on ownership and transfer of the Company’s stock set forth in its charter and that have an aggregate value in excess of $50.0 million as calculated pursuant to the terms of the Third Amended and Restated Limited Partnership Agreement, then, if the Company is then eligible to register the offering of its securities on Form S-3 (or any successor form similar thereto), the Company may elect to cause the Operating Partnership to redeem such common units with the net proceeds from a public or private offering of the number of shares of common stock that would be deliverable in exchange for such common units but for the application of the Excepted Holder Limit and other restrictions on ownership and transfer of the Company’s stock. If the Company elects to fund the redemption of any common units with such an offering, it will allow all Specified Limited Partners the opportunity to include additional common units held by such Specified Limited Partners in such redemption.

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2015, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of September 30, 2015, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the nine months ended September 30, 2015 and 2014, approximately 8% and 16%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

Repayment Guaranties

Sunset Gower and Sunset Bronson Loan

In connection with the loan secured by our Sunset Gower and Sunset Bronson properties, we have guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

of our Operating Partnership, does not do so. At September 30, 2015, the outstanding balance was $97.0 million, which results in a maximum guarantee amount for the principal under this loan of $18.9 million. Furthermore, we agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Element LA Loan

In connection with our Element LA construction loan, we have guaranteed in favor of and promised to pay to the lender 25.0% of the principal, together with all interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At September 30, 2015, the outstanding balance was $83.1 million, which results in a maximum guarantee amount for the principal under this loan of $20.8 million. Upon the satisfaction of certain conditions, as defined in the repayment guaranty agreement, our liability with respect to the principal under this loan will be reduced to zero, unless certain further events, described in the guarantee occur, in which case our maximum liability as guarantor will be restored to 25.0% of the principal under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan. This loan was refinanced subsequent to September 30, 2015. See Note 12 Subsequent Events for further details.

901 Market Loan

In connection with our 901 Market Street loan, we have guaranteed in favor of and promised to pay to the lender 35.0% of the principal under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At  September 30, 2015, the outstanding balance was $30.0 million, which results in a maximum guarantee amount for the principal under this loan of $10.5 million. Furthermore, we agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed various of the improvements subject to this completion guaranty. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Other Loans

Although the rest of our loans are secured and non-recourse to the Company and the Operating Partnership, the Operating Partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Letters of Credit

As of September 30, 2015, the Company has outstanding letters of credit totaling approximately $3.3 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

12. Subsequent Events

Element LA Refinance

On October 9, 2015, we entered into and closed a ten-year mortgage loan in the amount of $168.0 million from Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, secured by the Company’s Element L.A. campus. The purpose of the loan is to fully refinance an existing construction loan secured by Element L.A. that was scheduled to mature on November 1, 2017. The remaining proceeds were used to pay down other corporate debt. Interest only under the loan is payable monthly at a fixed rate. The loan has a 24-month period in which no pre-payment is permitted. The loan is non-recourse, subject to customary carve-outs. In addition, the loan agreement includes events of default that we believe are usual for loans and transactions of this type.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the three months ended September 30, 2015 represents an update to the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the year ended December 31, 2014, as amended. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through September 30, 2015 and their respective actual or estimated acquisition date.

Properties	Actual or Estimated Acquisition /Date	Square Feet	Consideration Paid (In thousands)
Predecessor properties:
875 Howard Street	2/15/2007	286,270	$—
Sunset Gower	8/17/2007	543,709	—
Sunset Bronson	1/30/2008	299,098	—
Technicolor Building	6/1/2008	114,958	—
Properties acquired after initial public offering:
Del Amo Office	8/13/2010	113,000	27,327
9300 Wilshire Blvd.	8/24/2010	61,224	14,684
222 Kearny Street	10/8/2010	148,797	34,174
1455 Market(1)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan	8/19/2011	54,673	12,370
625 Second Street	9/1/2011	138,080	57,119
6922 Hollywood Blvd.	11/22/2011	205,523	92,802
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market Street	6/1/2012	206,199	90,871
Element LA	9/5/2012	247,545	88,436
1455 Gordon Street	9/21/2012	6,000	2,385
Pinnacle I(2)	11/8/2012	393,777	209,504
3401 Exposition	5/22/2013	63,376	25,722
Pinnacle II(2)	6/14/2013	231,864	136,275
Seattle Portfolio (First & King, Met Park North and Northview)	7/31/2013	844,980	368,389
1861 Bundy	9/26/2013	36,492	11,500
Merrill Place	2/12/2014	193,153	57,034
3402 Pico Blvd.	2/28/2014	50,097	18,546
12655 Jefferson	10/14/2014	100,077	38,000
EOP Northern California Portfolio (see table on next page for property list)	4/1/2015	8,205,316	3,815,727	(3)
4th & Traction	5/22/2015	120,937	49,250
405 Mateo	8/17/2015	83,285	40,000
Icon	Q4-2016 (4)	413,000
Total		15,002,077	$45,503,940
(1) We sold a 45% joint venture interest in the 1455 Market property on January 7, 2015.
(2) We acquired a 98.25% joint venture interest in the Pinnacle I property on November 8, 2012. On June 14, 2013 our joint venture partner contributed its interest in Pinnacle II, which reduced our entire interest in the joint venture to 65.0%.
(3) Includes Bay Park Plaza, which was sold in the three months ended September 30, 2015.
(4) We estimate this development will be completed in the third quarter of 2017 and stabilized in the second quarter of 2018.

The following table identifies each of the properties that were part of the EOP Northern California Portfolio acquired from Blackstone on April 1, 2015.

EOP Northern California Portfolio
Properties	Actual or Estimated Acquisition Date	Square Feet
Properties currently owned:
One Bay Plaza	4/1/2015	195,739
Metro Center Tower	4/1/2015	730,215
2180 Sand Hill Road	4/1/2015	45,613
Campus Center	4/1/2015	471,580
Palo Alto Square	4/1/2015	328,251
Lockheed Building	4/1/2015	46,759
3400 Hillview	4/1/2015	207,857
Foothill Research Ctr	4/1/2015	195,376
Clocktower Square Bldg	4/1/2015	100,344
1500 Page Mill Center	4/1/2015	176,245
555 Twin Dolphin Plaza	4/1/2015	198,936
Shorebreeze	4/1/2015	230,932
333 Twin Dolphin Plaza	4/1/2015	182,789
Towers at Shore Center	4/1/2015	334,483
Bayhill 4	4/1/2015	554,328
Skyway Landing	4/1/2015	247,173
Gateway Office	4/1/2015	609,093
Metro Plaza	4/1/2015	456,921
1740 Technology	4/1/2015	206,876
Skyport Plaza	4/1/2015	418,086
Peninsula Office Park	4/1/2015	510,789
Patrick Henry Drive	4/1/2015	70,520
Concourse	4/1/2015	944,386
Techmart Commerce Center	4/1/2015	284,440
Embarcadero Place	4/1/2015	197,402
Properties sold:
Bay Park Plaza	4/1/2015	260,183
Total		8,205,316

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this Quarterly Report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

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

Management further evaluates NOI by evaluating the performance from the following property groups:

•
Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2014 and still owned and included in the stabilized portfolio as of September 30, 2015;

•
Non-same store properties, development projects, redevelopment properties, and lease-up properties as of September 30, 2015 and other properties not owned or in operation from January 1, 2014 through September 30, 2015. For the three months ended September 30, 2015, the non-same-store properties include the activity from the acquisition of the Blackstone portfolio on April 1, 2015.

	Three Months Ended September 30,
	2015	2014	Percent Change
Same-store office statistics
Number of properties	19	19
Rentable square feet	4,413,032	4,413,032
Ending % leased	92.9%	94.8%	(2.0)%
Ending % occupied	92.0%	94.1%	(2.2)%
Average % occupied for the period	92.9%	92.0%	1.0%
Average annual rental rate per square foot	$33.88	$34.21	(1.0)%

Same-store media statistics
Number of properties	2	2
Rentable square feet	869,568	869,568
Average % occupied for the period	77.3%	76.7%	0.8%

	Three Months Ended September 30,
	2015			2014
	Same-Store	Non Same-Store	Total	Same Store	Non Same-Store	Total
Operating Revenues
Office
Rental	$35,689	$79,004	$114,693	$34,674	$4,829	$39,503
Tenant recoveries	6,852	13,184	20,036	11,693	391	12,084
Parking and other	4,943	1,658	6,601	4,336	804	5,140
Total office revenues	$47,484	$93,846	$141,330	$50,703	$6,024	$56,727

Media & entertainment
Rental	$6,041	$—	$6,041	$6,239	$—	$6,239
Tenant recoveries	212	—	212	267	—	267
Other property-related revenue	3,860	—	3,860	4,583	—	4,583
Other	113	—	113	339	—	339
Total media & entertainment revenues	$10,226	$—	$10,226	$11,428	$—	$11,428

Total revenues	$57,710	$93,846	$151,556	$62,131	$6,024	$68,155

Operating expenses
Office operating expenses	$17,654	$33,884	$51,538	$21,892	$2,077	$23,969
Media & entertainment operating expenses	6,280	—	6,280	7,401	—	7,401
Total operating expenses	$23,934	$33,884	$57,818	$29,293	$2,077	$31,370

Office NOI	$29,830	$59,962	$89,792	$28,811	$3,947	$32,758
Media & entertainment NOI	3,946	—	3,946	4,027	—	4,027
NOI	$33,776	$59,962	$93,738	$32,838	$3,947	$36,785

	Three months ended September 30, 2015 as compared to Three months ended September 30, 2014
	Same-Store		Non Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$1,015	2.9%	$74,175	1,536.0%	$75,190	190.3%
Tenant recoveries	(4,841)	(41.4)	12,793	3,271.9	7,952	65.8
Parking and other	607	14.0	854	106.2	1,461	28.4
Total office revenues	$(3,219)	(6.3)%	$87,822	1,457.9%	$84,603	149.1%

Media & entertainment
Rental	$(198)	(3.2)%	$—	—%	$(198)	(3.2)%
Tenant recoveries	(55)	(20.6)	—	—	(55)	(20.6)
Other property-related revenue	(723)	(15.8)	—	—	(723)	(15.8)
Other	(226)	(66.7)	—	—	(226)	(66.7)
Total media & entertainment revenues	$(1,202)	(10.5)%	$—	—%	$(1,202)	(10.5)%

Total revenues	$(4,421)	(7.1)%	$87,822	1,457.9%	$83,401	122.4%

Operating expenses
Office operating expenses	$(4,238)	(19.4)%	$31,807	1,531.4%	$27,569	115.0%
Media & entertainment operating expenses	(1,121)	(15.1)	—	—	(1,121)	(15.1)
Total operating expenses	$(5,359)	(18.3)%	$31,807	1,531.4%	$26,448	84.3%

Office NOI	$1,019	3.5%	$56,015	1,419.2%	$57,034	174.1%
Media & entertainment NOI	(81)	(2.0)	—	—	(81)	(2.0)
NOI	$938	2.9%	$56,015	1,419.2%	$56,953	154.8%

	Three months ended
Reconciliation to net income	September 30, 2015	September 30, 2014	Dollar Change	Percentage Change
Same-store NOI	$33,776	$32,838	$938	2.9%
Non-same store NOI	59,962	3,947	56,015	1,419.2
General and administrative	(9,378)	(6,802)	(2,576)	37.9
Depreciation and amortization	(80,195)	(17,361)	(62,834)	361.9
Income from operations	$4,165	$12,622	$(8,457)	(67.0)%
Interest expense	$(14,461)	$(6,550)	$(7,911)	120.8%
Interest income	17	1	16	1,600.0
Acquisition-related expense reimbursements (expenses)	83	(214)	297	(138.8)
Other (expense) income	(3)	56	(59)	(105.4)
Gain from sale of real estate	8,371	5,538	2,833	51.2
Net loss from discontinued operations	—	(38)	38	(100.0)%
Net (loss) income	$(1,828)	$11,415	$(13,243)	(116.0)%

Total NOI increased $57.0 million, or 154.8%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to:

•
A $1.0 million, or 3.5%, increase in NOI from our same-store office properties resulting primarily from the lease-up of our 1455 Market (Uber and Square) and Rincon Center (Sales Force) properties. The increase was partially offset by decrease in NOI from our Howard Street, 625 Second Street and 6922 Hollywood properties due to a temporary decrease in occupancy at those properties.

•
A $56.0 million, or 1,419.2%, increase in NOI from our non-same office store properties resulting primarily from the EOP Northern California portfolio acquisition on April 1, 2015. The remaining increase is as a result of lease-up of our Element LA (Riot Games), 901 Market (Nordstrom Rack, Saks and Company, Nerdwallet), 3401 Exposition (Deluxe Entertainment Services) properties and income from our purchase of the Broadway property note receivable. This increase was partially offset by the sale of our First Financial property on March 5, 2015 and Tierrasanta property on July 16, 2014.

•
A $(0.1) million, or (2.0)%, decrease in NOI from our same-store media and entertainment properties resulting primarily by Company’s decision to take certain buildings and stages off-line to facilitate our ICON development and other longer-term plans for the Sunset Bronson property, partially offset by the heightened production activity at the Sunset Gower property.

Same-Store Office NOI

Office rental revenue increased $1.0 million, or 2.9%, to $35.7 million for the three months ended September 30, 2015 compared to $34.7 million for the three months ended September 30, 2014. The increase is primarily due to rental income relating to new leases signed at our 1455 Market (Uber and Square) and Rincon Center (Sales Force) properties at higher rents than expiring leases, partially offset by a decrease in occupancy at our Howard Street , 625 Second Street and 6922 Hollywood properties.

Office tenant recoveries decreased $(4.8) million, or (41.4)% to $6.9 million for three months ended September 30, 2015 compared to $11.7 million for the three months ended September 30, 2014. The decrease is primarily related to $3.6 million of one-time property tax recoveries resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to the third quarter of 2014. The remaining decrease in tenant recoveries is primarily as a result of a change in occupancy at our 1455 Market Street property. The new tenancy at the property is now mostly comprised of modified gross reimbursements leases compared to a triple net reimbursement leases with the previous tenancy.

Office parking and other revenue increased by $0.6 million, or 14.0%, to $4.9 million for the three months ended September 30, 2015 compared to $4.3 million for the three months ended September 30, 2014. The increase is primarily due to an increase in parking income from our Seattle portfolio resulting from an increase in non-tenant parking income.

Office operating expenses decreased by $(4.2) million, or (19.4)%, to $17.7 million for the three months ended September 30, 2015 compared to $21.9 million for the three months ended September 30, 2014. The decrease is primarily due to one time property tax expenses of $4.7 million resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to the third quarter of 2014.

Same-Store Media & Entertainment NOI

Media and entertainment, rental revenue, tenant recoveries and other property-related revenue decreased by $(1.2) million, or (10.5)%, to $10.2 million for the three months ended September 30, 2015 compared to $11.4 million for the three months ended September 30, 2014. The decrease is the result of our decision to take certain buildings and stages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property, partially offset by the heightened production activity at the Sunset Gower property.

Media and entertainment operating expenses decreased by $(1.1) million or (15.1)% to $6.3 million for the three months ended September 30, 2015 compared to $7.4 million the three months ended September 30, 2014. The decrease in media and entertainment operating expenses is a result of our decision to take certain buildings and stages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property, partially offset by the heightened production activity at the Sunset Gower property.

Other Expenses Income

General and Administrative Expenses

General and administrative expense include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $2.6 million, or 37.9%, to $9.4 million for the three months ended September 30, 2015 compared to $6.8 million for the three months ended September 30, 2014. The increase in general and administrative expenses was primarily attributable to the adoption of the 2015 Outperformance Program and increased staffing to meet operational needs arising from growth related to the EOP Northern California portfolio acquisition, which was completed on April 1, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased $62.8 million, or 361.9%, to $80.2 million for the three months ended September 30, 2015 compared to $17.4 million for the three months ended September 30, 2014. The increase was primarily related to depreciation expenses associated with the acquisition of the EOP Northern California portfolio on April 1, 2015. The remaining increase is a result of a write-off of assets associated with the lease-up of our Element LA, 1455 Market, 901 Market Street and 3401 Exposition properties, partially offset by the reduction of depreciation expense as a result of the sale of our First Financial and Tierrasanta properties on March 5, 2015 and July 16, 2014, respectively.

Interest Expense

Interest expense increased $7.9 million, or 120.8%, to $14.5 million for the three months ended September 30, 2015 compared to $6.6 million for the three months ended September 30, 2014. At September 30, 2015, we had $2.1 billion of notes payable, compared to $920.9 million at September 30, 2014. The increase was primarily attributable to $1.3 billion of term loan borrowings as a result of the EOP Northern California portfolio acquisition, partially offset by interest savings related to our repayment of indebtedness associated with our 6922 Hollywood, 275 Brannan and First and King properties and repayment of debt associated with the sale of our First Financial property on March 5, 2015.

Acquisition-related (expense reimbursements) expenses

During the three months ended September 30, 2015, we received a refund of acquisition related expenses associated with acquisition of the EOP Northern California portfolio as compared to incurring $0.2 million of acquisition related expenses during the three months ended September 30, 2014 associated with our Merrill Place acquisition.

Gain on sale of real estate

On September 29, 2015, we completed the sale of our Bay Park Plaza property for $90.0 million (before certain credits, prorations, and closing costs) which generated a $8.4 million of gain on sale of real estate for three months ended September 30, 2015 as compared to a $5.5 million gain on sale of real estate for the three months ended September 30, 2014 resulting from the sale of our Tierrasanta property for $19.5 million (before certain credits, prorations, and closing costs) on July 16, 2014.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	Percent Change
Same-store office statistics
Number of properties	19	19
Rentable square feet	4,413,032	4,413,032
Ending % leased	92.9%	94.8%	(2.0)%
Ending % occupied	92.0%	94.1%	(2.2)%
Average % occupied for the period	92.5%	89.8%	3.0%
Average annual rental rate per square foot	$33.88	$34.21	(1.0)%

Same-store media statistics
Number of properties	2	2
Rentable square feet	869,568	869,568
Average % occupied for the period	72.5%	72.8%	(0.4)%

	Nine Months Ended September 30,
	2015			2014
	Same-Store	Non Same-Store	Total	Same Store	Non Same-Store	Total
Operating Revenues
Office
Rental	$106,921	$169,400	$276,321	$101,291	$14,127	$115,418
Tenant recoveries	18,842	25,048	43,890	22,452	1,191	23,643
Parking and other	13,297	4,315	17,612	14,983	1,649	16,632
Total office revenues	$139,060	$198,763	$337,823	$138,726	$16,967	$155,693

Media & entertainment
Rental	$16,902	$—	$16,902	$17,646	$—	$17,646
Tenant recoveries	705	—	705	971	—	971
Other property-related revenue	10,525	—	10,525	11,028	—	11,028
Other	244	—	244	542	—	542
Total media & entertainment revenues	$28,376	$—	$28,376	$30,187	$—	$30,187

Total revenues	$167,436	$198,763	$366,199	$168,913	$16,967	$185,880

Operating expenses
Office operating expenses	$50,037	$65,327	$115,364	$52,082	$6,387	$58,469
Media & entertainment operating expenses	17,354	—	17,354	19,244	—	19,244
Total operating expenses	$67,391	$65,327	$132,718	$71,326	$6,387	$77,713

Office NOI	$89,023	$133,436	$222,459	$86,644	$10,580	$97,224
Media & entertainment NOI	11,022	—	11,022	10,943	—	10,943
NOI	$100,045	$133,436	$233,481	$97,587	$10,580	$108,167

	Nine months ended September 30, 2015 as compared to Nine months ended September 30, 2014
	Same-Store		Non Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$5,630	5.6%	$155,273	1,099.1%	$160,903	139.4%
Tenant recoveries	(3,610)	(16.1)	23,857	2,003.1	20,247	85.6
Parking and other	(1,686)	(11.3)	2,666	161.7	980	5.9
Total office revenues	$334	0.2%	$181,796	1,071.5%	$182,130	117.0%

Media & entertainment
Rental	$(744)	(4.2)%	$—	—%	$(744)	(4.2)%
Tenant recoveries	(266)	(27.4)	—	—	(266)	(27.4)
Other property-related revenue	(503)	(4.6)	—	—	(503)	(4.6)
Other	(298)	(55.0)	—	—	(298)	(55.0)
Total media & entertainment revenues	$(1,811)	(6.0)%	$—	—%	$(1,811)	(6.0)%

Total revenues	$(1,477)	(0.9)%	$181,796	1,071.5%	$180,319	97.0%

Operating expenses
Office operating expenses	$(2,045)	(3.9)%	$58,940	922.8%	$56,895	97.3%
Media & entertainment operating expenses	(1,890)	(9.8)	—	—	(1,890)	(9.8)
Total operating expenses	$(3,935)	(5.5)%	$58,940	922.8%	$55,005	70.8%

Office NOI	$2,379	2.7	$122,856	1,161.2%	$125,235	128.8%
Media & entertainment NOI	79	0.7	—	—	79	0.7
NOI	$2,458	2.5%	$122,856	1,161.2%	$125,314	115.9%

	Nine months ended
Reconciliation to net income	September 30, 2015	September 30, 2014	Dollar Change	Percentage Change
Same-store NOI	$100,045	$97,587	$2,458	2.5%
Non-same store NOI	133,436	10,580	122,856	1,161.2
General and administrative	(28,951)	(19,157)	(9,794)	51.1
Depreciation and amortization	(170,945)	(51,973)	(118,972)	228.9
Income from operations	$33,585	$37,037	$(3,452)	(9.3)%
Interest expense	$(34,067)	$(19,519)	$(14,548)	74.5%
Interest income	118	21	97	461.9
Acquisition-related expenses	(43,442)	(319)	(43,123)	13,518.2
Other (expense) income	(2)	43	(45)	(104.7)
Gain on sale of real estate	30,471	5,538	24,933	450.2
Net (loss) income from discontinued operations	—	(164)	164	(100.0)
Net income	$(13,337)	$22,637	$(35,974)	(158.9)%

Total NOI increased $125.3 million, or 115.9%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to:

•
A $2.4 million, or 2.7%, increase in NOI from our same-store office properties resulting primarily by the lease-up of our 1455 Market property (Uber and Square) and Rincon Center property (Sales Force). The increase was partially offset by a one-time lease termination fee at our 625 Second Street property (Fox Interactive) and our 222 Kearny property (The Children’s place) during the nine months ended September 30, 2014 and a one-time GAAP straight line rent write-off at our Howard Street property (Heald College) during the nine months ended September 30, 2015.

•
A $122.9 million, or 1,161.2%, increase in NOI from our non-same store office properties resulting primarily from the EOP Northern California portfolio acquisition on April 1, 2015. The remaining increase is as a result of lease-up of our Element LA (Riot Games), 901 Market (Nordstrom Rack, Saks and Company, Nerdwallet), 3401 Exposition (Deluxe Entertainment Services) properties and income from our purchase of the Broadway property note receivable. This increase was partially offset by the sale of our First Financial property on March 5, 2015 and the sale of our Tierrasanta property on July 16, 2014.

•
A $0.1 million, or 0.7%, increase in NOI from our same-store media and entertainment properties resulting primarily from the higher rental revenue generated by strong occupancy and heightened production activity at the Sunset Gower property, partially offset by Company’s decision to take certain buildings and stages off-line to facilitate our ICON development and other longer-term plans for the Sunset Bronson property.

Same-Store Office NOI

Office rental revenue increased $5.6 million, or 5.6%, to $106.9 million for the nine months ended September 30, 2015 compared to $101.3 million for the nine months ended September 30, 2014. The increase is primarily due to rental income relating to new leases signed at our 1455 Market (Uber and Square) and Rincon Center (Sales Force) properties at higher rents than expiring leases, partially offset by a one-time GAAP straight line rent write-off at our Howard Street property (Heald College).

Office tenant recoveries decreased $(3.6) million, or (16.1)% to $18.8 million for nine months ended September 30, 2015 compared to $22.5 million the nine months ended September 30, 2014. The decrease is primarily related to $3.6 million of one-time property tax recoveries resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to the third quarter of 2014.

Office parking and other revenue decreased by $(1.7) million, or (11.3)%, to $13.3 million for the nine months ended September 30, 2015 compared to $15.0 million for the nine months ended September 30, 2014. The decrease is primarily due to a termination fee at our 625 Second Street (Fox interactive) and our 222 Kearny (The Children’s place) properties recognized during the nine months ended September 30, 2014 partially offset by an increase in parking income from our Seattle portfolio resulting from an increase in non-tenant parking income during the nine months ended September 30, 2015.

Office operating expenses decreased by $(2.0) million, or (3.9)%, to $50.0 million for the nine months ended September 30, 2015 compared to $52.1 million for the nine months ended September 30, 2014. The decrease is primarily due to one time property tax expenses of $4.7 million resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to the third quarter of 2014, partially offset by increases in operating expenses across all same store properties.

Same-Store Media & Entertainment NOI

Media and entertainment, rental revenue, tenant recoveries and other property-related revenue decreased by $(1.8) million, or (6.0)%, to $28.4 million for the nine months ended September 30, 2015 compared to $30.2 million for the nine months ended September 30, 2014. The decrease is the result of our decision to take certain buildings and stages off-line to facilitate the ICON development and other longer-term plans for the Sunset Bronson property, partially offset by the heightened production activity at the Sunset Gower property.

Media and entertainment operating expenses decreased by $(1.9) million or (9.8)% to $17.4 million for the nine months ended September 30, 2015 compared to $19.2 million the nine months ended September 30, 2014. The decrease is result of our decision to take certain buildings and stages off-line to facilitate the ICON development and other longer-term plans for the Sunset Bronson property, partially offset by additional lighting expense in connection with the heightened production activity at the Sunset Gower property.

Other Expenses Income

General and Administrative Expenses

General and administrative expense include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $9.8 million, or 51.1%, to $29.0 million for the nine months ended September 30, 2015 compared to $19.2 million for the nine months ended September 30, 2014. The increase in general and administrative expenses was primarily attributable to the adoption of the 2015 Outperformance Program and increased staffing to meet operational needs stemming from growth related to the EOP Northern California portfolio acquisition, which was completed on April 1, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased $119.0 million, or 228.9%, to $170.9 million for the nine months ended September 30, 2015 compared to $52.0 million for the nine months ended September 30, 2014. The increase was primarily related to depreciation expenses associated with the acquisition of the EOP Northern California portfolio on April 1, 2015. The remaining increase is a result of a write-off of assets associated with the early termination of a tenant at our Howard street property, lease-up of our Element LA, 1455 Market, 901 Market Street and 3401 Exposition properties, partially offset by the reduction of depreciation expense as a result of the sale of our First Financial property on March 5, 2015 and sale of our Tierrasanta property on July 16, 2014.

Interest Expense

Interest expense increased $14.5 million, or 74.5%, to $34.1 million for the nine months ended September 30, 2015 compared to $19.5 million for the nine months ended September 30, 2014. At September 30, 2015, we had $2.1 billion of notes payable, compared to $920.9 million at September 30, 2014. The increase was primarily attributable to $1.3 billion of term loan borrowings as a result of the EOP Northern California portfolio acquisition, partially offset by interest savings related to our repayment of indebtedness associated with our 6922 Hollywood, 275 Brannan and First and King properties and repayment of debt associated with the sale of our First Financial property on March 5, 2015.

Acquisition-related (expense reimbursements) expenses

Acquisition-related expenses increased by $43.1 million, or 13,518.2% to $43.4 million for the nine months ended September 30, 2015 compared to $0.3 million for the nine months ended September 30, 2014 as a result of acquisition costs related to the EOP Northern California portfolio acquisition.

Gain on sale of real estate

Gain on sale of real estate increase by $24.9 million, or 450.2% to $30.5 million or the nine months ended September 30, 2015 compared to $5.5 million for the nine months ended September 30, 2014. The increase in gain on sale is a result of the sales of First Financial on March 5, 2015, for $89.0 million (before certain credits, prorations, and closing costs), and the sale of Bay Park Plaza on September 29, 2015 for $90.0 million (before certain credits, prorations, and closing costs) generating $30.5 million of gain on sale of real estate for nine months ended September 30, 2015 as compared to a $5.5 million gain on sale pf real estate for the nine months ended September 30, 2014 resulting from the sale of our Tierrasanta property for $19.5 million (before certain credits, prorations, and closing costs) on July 16, 2014.

Liquidity and Capital Resources

We had approximately $46.7 million of cash and cash equivalents at September 30, 2015.

On January 20, 2015, we closed the public offering of 12,650,000 shares of our common stock for net proceeds of approximately $385.6 million. We used $130.0 million of the net proceeds to fully pay down the $130.0 million then outstanding balance on our unsecured revolving credit facility.

In addition, the lead arrangers for our unsecured revolving credit facility have secured commitments that will allow borrowings of up to $400.0 million to the extent our unencumbered pool properties support such borrowings. As of September 30, 2015, $105.0 million had been drawn under our unsecured revolving credit facility. Subsequent to September 30, 2015, we paid down the principal balance by $20.0 million.

We also have an at-the-market equity offering program, or ATM program, that allows us to sell up to $125.0 million of shares of our common stock, $14.5 million of which has been sold (in previous years) as of September 30, 2015.
We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures, and for working capital and other corporate purposes.
As of September 30, 2015, based on the closing price of our common stock of $28.79 on September 30, 2015, our ratio of debt to total market capitalization was approximately 32.6% (counting series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness.
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

As of September 30, 2015, we had outstanding notes payable of $2.09 billion (before loan premium), of which $1.74 billion, or 83.4%, was variable rate debt. $806.5 million of such variable rate debt is subject to the interest rate contracts described in footnotes 4, 5, 11 and 12 in the table below.

The following table sets forth information as of September 30, 2015 and December 31, 2014 with respect to our outstanding indebtedness (in thousands).

	Outstanding
Debt	September 30, 2015	December 31, 2014	Interest Rate(1)	Maturity Date
Unsecured Loans
Unsecured revolving credit facility(2)	$105,000	$130,000	LIBOR+ 1.15% to 1.85%	4/1/2020
2-Year unsecured term loan(3)	460,000	—	LIBOR+ 1.30% to 2.20%	4/1/2018
5-Year unsecured term loan(4)	550,000	150,000	LIBOR+ 1.30% to 2.20%	4/1/2020
7-Year unsecured term loan(5)	350,000	—	LIBOR+ 1.60% to 2.55%	4/1/2022
Total unsecured loans	$1,465,000	$280,000

Mortgage Loans
Mortgage loan secured by 275 Brannan(6)	—	15,000	LIBOR+2.00%	N/A
Mortgage loan secured by Pinnacle II(7)	86,537	87,421	6.31%	9/6/2016
Mortgage loan secured by 901 Market(8)	30,000	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(9)	83,107	59,490	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Rincon Center(10)	102,920	104,126	5.13%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(11)	97,000	97,000	LIBOR+2.25%	3/4/2019
Mortgage loan secured by Met Park North(12)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(13)	28,525	28,866	5.32%	3/11/2022
Mortgage loan secured by Pinnacle I(14)	129,000	129,000	3.95%	11/7/2022
Total mortgage loans before mortgage loan on real estate held for sale	$621,589	$635,003

Mortgage loan on real estate held for sale:
Mortgage loan secured by First Financial(15)	—	42,449	4.580%	N/A
Total mortgage loans	$621,589	$677,452
Subtotal	$2,086,589	$957,452
Unamortized loan premium, net(16)	1,746	3,056
Total	$2,088,335	$960,508
__________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs. Interest rates are as of September 30, 2015, which may be different than the interest rates as of December 31, 2014 for corresponding indebtedness.

(2)	Subsequent to September 30, 2015, we paid down the principal balance by $20.0 million.

(3)	Subsequent to September 30, 2015, we paid down the principal balance by $85.0 million.

(4)
Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to $300.0 million of the $550.0 million five-year term loan facility that swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. As a result, $300.0 million of this facility currently bears interest at a rate equal to 2.66% to 3.56% per annum depending on our leverage ratio.

(5)
Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to the entire $350.0 million seven-year term loan facility that swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022. As a result, this facility currently bears interest at a rate equal to 3.21% to 4.16% per annum depending on our leverage ratio.

(6)	On April 10, 2015, the loan was fully repaid.

(7)
This loan was assumed June 14, 2013 in connection with the contribution of the Pinnacle II building to the Company’s joint venture with M. David Paul & Associates/Worthe Real Estate Group. This loan bore interest only for the first five years. Beginning with the payment due October 6, 2011, monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule.

(8)	On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49.6 million upon closing. On April 10, 2015, we repaid $19.6 million of this loan.

(9)
On November 24, 2014, we amended our construction loan for Element LA to, among other things, increase availability from $65.5 million to $102.4 million for budgeted site-work, construction of a parking garage, base building, tenant improvements, and leasing commission costs associated with the renovation and lease-up of the property.

(10)	This loan is amortizing based on a 30-year amortization schedule.

(11)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through February 11, 2016. Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019 with a 1-year extension option.

(12)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020. As a result, this loan bears interest at a rate equal to 3.7144% per annum.

(13)	This loan is amortizing based on a 30-year amortization schedule.

(14)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule, for total annual debt service of $7.3 million.

(15)	This note has been recorded as part of the liabilities associated with real estate held for sale.

(16)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with Pinnacle II.

Senior Unsecured Credit Facilities

On April 1, 2015, the Operating Partnership funded the facilities entered into pursuant to a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the “A&R Credit Agreement”). The A&R Credit Agreement amended and restated the Operating Partnership’s existing $300.0 million unsecured revolving credit facility and $150.0 million unsecured term loan facility entered into on September 23, 2014 to, among other things, extend the term, increase the unsecured revolving credit facility to $400.0 million, increase the unsecured 5-year term loan facility to $550.0 million (the “5-Year Term Loan Facility” and, together with the unsecured revolving credit facility, the “Existing Facilities”), and add a $350.0 million unsecured 7-year term loan facility (the “7-Year Term Loan Facility”, and, together with the Existing Facilities, the “A&R Credit Facilities”), which A&R Credit Facilities will be used: (a) for the payment of pre- development and development costs incurred in connection with properties owned by the Operating Partnership or any subsidiary; (b) to finance acquisitions otherwise permitted under the A&R Credit Agreement (including the EOP Northern California portfolio acquisition); (c) to finance capital expenditures and the repayment of indebtedness of the Company, the Operating Partnership and its subsidiaries; (d) to provide for the general working capital needs of the Company, the Operating Partnership and its subsidiaries and for other general corporate purposes of the Company, the Operating Partnership and its subsidiaries; and (e) to pay fees and expenses incurred in connection with the A&R Credit Agreement.

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

Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to $300.0 million of the $550.0 5-year Term Loan Facility that swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. As a result, $300.0 million of the 5-year Term Loan Facility currently bears interest at a rate equal to 2.66% to 3.56% per annum depending on our leverage ratio. Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to the entire $350.0 million 7-year Term Loan Facility that swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022. As a result, this facility currently bears interest at a rate equal to 3.21% to 4.16% per annum depending on our leverage ratio.

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

The amount available for us to borrow under the A&R Credit Agreement remains subject to compliance with a number of customary restrictive covenants contained therein, including:

•
a maximum leverage ratio (defined as consolidated total indebtedness plus the Operating Partnership's pro rata share of indebtedness of unconsolidated affiliates to total asset value) of 0.60:1.00; provided that such ratio may increase to 0.65 to 1.00 for up to two (2) consecutive calendar quarters immediately following a material acquisition not more than twice during the term of the A&R Credit Agreement;

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

If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility prior to the first anniversary of the closing of such facility, such prepayments are subject to a 2% prepayment premium on the principal amount of such loans that are prepaid. If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility on or after the first anniversary of the closing of such facility and prior to the second anniversary of the closing of such facility, such prepayments are subject to a 1% prepayment premium on the principal amount of such loans that are prepaid.

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
Cash Flows
Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014 is as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Dollar Change	Percentage Change
Net cash provided by operating activities	$121,145	$58,346	$62,799	107.6%
Net cash used in investing activities	(1,741,819)	(166,717)	(1,575,102)	944.8%
Net cash provided by financing activities	1,649,589	147,412	1,502,177	1,019.0%

Cash and cash equivalents were $46.7 million and $17.8 million at September 30, 2015 and December 31, 2014, respectively.

Operating Activities

Net cash provided by operating activities increased by $62.8 million to $121.1 million for the nine months ended September 30, 2015 compared to $58.3 million for the nine months ended September 30, 2014. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, primarily from the acquisition of the EOP Northern California portfolio, increased occupancy and higher rental revenue from our 1455 Market, Rincon Center, 901 Market Street and 3401 Exposition properties, partially offset by the sale of our First Financial property on March 5, 2015 and Tierrasanta property on July 16, 2014. The increase was also attributable to an increase in accounts payable and accrued expenses, partially offset by an increase in leasing costs primarily related to our Element LA property, increase in general and administrative expenses, increase in interest expense due to $1.3 billion of borrowing associated with the acquisition of the EOP Northern California portfolio and an increase in acquisition related costs associated with the EOP Northern California acquisition as compared to the nine months ended September 30, 2014.

Investing Activities

Net cash used in investing activities increased by $1.6 billion to $1.7 billion for the nine months ended September 30, 2015 compared to $166.7 million for nine months ended September 30, 2014. The increase was primarily attributable to the acquisition of the EOP Northern California portfolio, the acquisition of 4th & Traction and the acquisition of 405 Mateo during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in investing activities was partially offset by the cash provided by the sale of our First Financial property on March 5, 2015 and the sale of our Bay Park Plaza asset on September 29, 2015.

Financing Activities

Net cash provided by financing activities increased $1.5 billion to $1.6 billion for the nine months ended September 30, 2015 compared to $147.4 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in the $1.3 billion of borrowing associated with the acquisition of the EOP Northern California portfolio, an increase in total proceeds generated by the issuance of common equity securities, after underwriters’ discounts, of approximately $385.6 million (before transaction costs) in 2015, compared to the issuance of equity securities generating total proceeds, after underwriters’ discounts, of approximately $197.5 million (before transaction costs) in 2014 and an increase in total net proceeds from our joint venture at our 1455 Market property of $217.8 million. The increase was partially offset by an increase in repayment of debt, an increase in dividends paid to common stock and unit holders and an increase in loan costs as compared to the nine months ended September 30, 2014.
Contractual Obligations and Commitments

During the third quarter of 2015, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Non-GAAP Supplemental Financial Measure: Funds From Operations
We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Our calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets.
We believe that FFO is a useful supplemental measure of our operating performance. The exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Also, because FFO is generally recognized as the industry standard for reporting the operations of REITs, it facilitates comparisons of operating performance to other REITs. However, other REITs may use different methodologies to calculate FFO, and accordingly, our FFO may not be comparable to all other REITs.
Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe that FFO along with the required GAAP presentations provides a more complete measurement of our performance relative to our competitors and a more appropriate basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide.
However, FFO should not be viewed as an alternative measure of our operating performance because it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results from operations.
The following table presents our FFO for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) / income	$(1,828)	$11,415	$(13,337)	$22,637
Adjustments:
Depreciation and amortization of real estate assets	79,940	17,342	170,306	51,845
Gain from sale of real estate	(8,371)	(5,538)	(30,471)	(5,538)
FFO attributable to non-controlling interests	(3,494)	(1,396)	(10,520)	(4,009)
Net income attributable to preferred stock and units	(3,195)	(3,195)	(9,585)	(9,590)
Funds From Operations to common stockholders and unit holders	$63,052	$18,628	$106,393	$55,345

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

On September 23, 2014, we amended and restated our $250.0 million unsecured revolving credit facility to, among other things, increase the unsecured revolving credit facility to $300.0 million, extend the term of that facility, and add a five-year, $150.0 million unsecured term loan facility. The $150.0 million unsecured term loan facility was fully drawn by the Company on the closing date. On March 31, 2015, we amended and restated our existing $300.0 million unsecured revolving credit facility and $150 million unsecured term loan facility to, among other things, extend the term, increase the unsecured revolving credit facility to $400.0 million, increase the unsecured 5-year term loan facility to $550.0 million, and add a $350.0 million unsecured 7-year term loan facility.

In addition, on March 31, 2015, the Company entered into a $550.0 million new unsecured 2-year term loan facility. For borrowings under the 2-Year Term Loan Facility.

Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to $300.0 million of the $550.0 5-year Term Loan Facility that swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. As a result, $300.0 million of the 5-year Term Loan Facility currently bears interest at a rate equal to 2.66% to 3.56% per annum depending on our leverage ratio. Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to the entire $350.0 million 7-year Term Loan Facility that swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022. As a result, this facility currently bears interest at a rate equal to 3.21% to 4.16% per annum depending on our leverage ratio.

Our unsecured revolving credit facility and our $550.0 million 2-year term loan, as well as the loans on each of our 901 Market, 275 Brannan, and Element LA properties, are not subject to interest rate hedges. As of September 30, 2015, we had total borrowing capacity of $400 million under our unsecured revolving credit facility, $105.0 million of which had been drawn.

With respect to our unsecured revolving credit facility, the $460.0 million 5-year term loan ($250.0 million of which is not subject to an interest rate contract), the $550.0 million 2-year term loan, the $97.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties ($5.0 million of which is not subject to an interest rate contract), the $30.0 million loan on our 901 Market property, the $83.1 million loan on our Element LA property, if one-month LIBOR as of September 30, 2015 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $10.5 million.

As of September 30, 2015, we had outstanding notes payable of $2.1 billion (before loan premium), of which $347.0 million, or 16.6%, consisted of fixed rate secured mortgage loans, and $1.7 billion, or 83.4%, was variable rate debt. Approximately $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 11 to the table above, approximately $64.5 million of the variable rate debt is subject to the interest rate contract described in footnote 12 to the table above, approximately $300.0 million of the variable rate debt is subject to the interest rate contract described in footnote 4 to the table above and approximately $350.0 million of the variable rate debt is subject to the interest rate contract described in footnote 5 to the table above. As of September 30, 2015, the estimated fair value of our fixed rate secured mortgage loans was $352.5 million. The estimated fair value of our variable rate debt equals the carrying value.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures (Hudson Pacific Properties, Inc.)

Hudson Pacific Properties, Inc. maintains disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, Inc.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2015, the end of the period covered by this Report, Hudson Pacific Properties, Inc. carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that Hudson Pacific Properties, Inc.’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by Hudson Pacific Properties, Inc. in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

We acquired the EOP Northern California Portfolio on April 1, 2015 and are currently in the process of integrating the Portfolio into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of the EOP Northern California Portfolio, there were no changes to our internal control over financial reporting identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures (Hudson Pacific Properties, L.P.)

Hudson Pacific Properties, L.P. maintains disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, L.P.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2015, the end of the period covered by this Report, Hudson Pacific Properties, L.P. carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that Hudson Pacific Properties, L.P.’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by Hudson Pacific Properties, L.P. in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

We acquired the EOP Northern California Portfolio on April 1, 2015 and are currently in the process of integrating the Portfolio into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of the EOP Northern California Portfolio, there were no changes to our internal control over financial reporting identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)Recent Sales of Unregistered Securities: None

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.(2)
3.2	Amended and Restated Bylaws of Hudson Pacific Properties, Inc.(2)
3.3	Form of Articles Supplementary of Hudson Pacific Properties, Inc.(9)
3.4	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc. (36)
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.(5)
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.(9)
4.3	Stockholders Agreement, dated as of April 1, 2015, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the other parties thereto. (35)
4.4	Registration Rights Agreement, dated as of April 1, 2015, by and among Hudson Pacific Properties, Inc. and the other parties thereto.(35)
4.5	Third Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. dated as of April 1, 2015.(38)
10.1	Form of Second Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.(9)
10.2	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.(8)
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.(8)
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.(8)

10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.(8)
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.(8)
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.(8)
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.(8)
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.(8)
10.12	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.(8)
10.13	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.(8)
10.14	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.(8)
10.15	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(5) *
10.16	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(5) *
10.17	Hudson Pacific Properties, Inc. Director Stock Plan.(9) *
10.18	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(2) *
10.20	Employment Agreement, dated as of May 14, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(4) *
10.21	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(2) *
10.22	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and Dale Shimoda.(2) *
10.23	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
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

10.67	Supplemental Federal Income Tax Considerations.(27)
10.68	2014 Outperformance Award Agreement.(28)*

10.70	Addendum to Outperformance Agreement.(29)*
10.71	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(30)*
10.72	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(30)*
10.73	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(30)*
10.74	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Dale Shimoda.(30)*
10.75	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Alex Vouvalides.(30)*
10.76	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Barclays Capital Inc.(32)
10.77
Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.(32)

10.78	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and KeyBanc Capital Markets Inc.(32)
10.79	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Wells Fargo Securities, LLC.(32)
10.80
Amended and Restated Credit Agreement by and among Hudson Pacific Properties, L.P., as borrower, and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Lead Arrangers and Joint Bookrunners, Bank of America, N.A., and Barclays Bank PLC, as Syndication Agents, and Keybank National Association, as Documentation Agent, dated September 23, 2014. (31)

10.81	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.(33)
10.82
Bridge Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.(34)

10.83	Backstop Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.(34)
10.84	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.
10.85	2015 Outperformance Award Agreement. (35)*
10.86	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P. (36)
10.87
Second Amended and Restated Credit Agreement, dated as of March 31, 2015, by and among Hudson Pacific Properties, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, and Keybanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, with respect to the Existing Facilities, and Wells Fargo Securities LLC and Keybanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, with respect to the 7-Year Term Loan Facility, Bank of America, N.A., and KeyBank National Association, as syndication agents with respect to the Existing Facilities, and KeyBank National Association, as syndication agent with respect to the 7-Year Term Loan Facility, Barclays Bank PLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Royal Bank of Canada, Goldman Sachs Bank USA, and U.S. Bank National Association, as documentation agents with respect to the Existing Facilities, and the lenders party thereto. (35)

10.88
Term Loan Credit Agreement, dated as of March 31, 2015, by and among Hudson Pacific Properties, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner and Smith, Incorporated, and Goldman Sachs Bank USA, as joint lead arrangers and joint bookrunners, and the lenders party thereto. (35)

10.89	Hudson Pacific Properties, inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (2012 Outperformance program) Restricted Stock Unit Award Agreement. (37)
10.90	Addendum to 2014 Outperformance Award Agreement. (37)
10.91	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program. (39)
10.92	First Amendment to Employment Agreement, dated as of September 18, 2015, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.*
10.93	Loan Agreement dated as of October 9, 2015 between Hudson Element LA, LLC, as Borrower and Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, collectively, as Lender.
12.1	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2014, 2013, 2012, 2011 and 2010.
22.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certificate of Correction.(18)
101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 12, 2012.
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2013.
(21)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(22)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2013.
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2013.
(26)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2013.
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 3, 2014.
(29)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(30)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 27, 2014.

(31)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 29, 2014.
(32)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(33)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(34)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 11, 2014.
(35)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 2, 2015.
(36)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2015.
(37)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 12, 2015.
(38)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 2, 2015.
(39)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
*	Denotes a management contract or compensatory plan or arrangement.
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 6, 2015	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 6, 2015	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 6, 2015	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 6, 2015	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)