Form 10-K
period 2015-12-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2016-02-26
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Commission File Number 001-34789
_______________________________________
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

11601 Wilshire Blvd., Ninth Floor, Los Angeles, California 90025
(Address of principal executive offices) (Zip Code)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Hudson Pacific Properties, Inc.  Yes  ☒   No  ☐     Hudson Pacific Properties, L.P.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Hudson Pacific Properties, Inc.
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Hudson Pacific Properties, L.P.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and funds affiliated with Farallon Capital Management, LLC and The Blackstone Group L.P. are “affiliates” of the registrant) was $2.00 billion based upon the last sales price on June 30, 2015 for the registrant’s Common Stock.

There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

As of February 24, 2016, the number of shares of common stock outstanding was 89,920,148.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2016 Annual Meeting of Stockholders to be held May 18, 2016 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the U.S. Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

Our company is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of December 31, 2015, we owned approximately 61.5% of the outstanding common units of partnership interest in our operating partnership, or common units. The remaining approximately 38.5% of outstanding common units are owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with The Blackstone Group L.P. and Farallon Capital Management, LLC. As the sole general partner of our operating partnership, our company has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.

We believe combining the annual reports on Form 10-K of our company and our operating partnership into this single report results in the following benefits:

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

There are a few differences between our company and our operating partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how we operate as an interrelated, consolidated company. Our company is a REIT, the only material assets of which are the partnership units of our operating partnership. As a result, our company does not conduct business itself, other than acting as the sole general partner of our operating partnership, issuing equity from time to time and guaranteeing certain debt of our operating partnership. Our company itself does not issue any indebtedness but guarantees some of the debt of our operating partnership. Our operating partnership holds substantially all the assets of our company. Our operating partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by our company, which are generally contributed to our operating partnership in exchange for units of partnership interest in our operating partnership, our operating partnership generates the capital required by our company’s business through our operating partnership’s operations, our operating partnership’s incurrence of indebtedness or through the issuance of units of partnership interest in our operating partnership.

The presentation of non-controlling interest, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of our company and those of our operating partnership. The common units in our operating partnership are accounted for as partners’ capital in our operating partnership’s consolidated financial statements and, to the extent not held by our company, as non-controlling interest in our company’s consolidated financial statements. The differences between stockholders’ equity, partners’ capital and non-controlling interest result from the differences in the equity issued by our company and our operating partnership.

To help investors understand the significant differences between our company and our operating partnership, this report presents the consolidated financial statements separately for our company and our operating partnership. All other sections of this report, including “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” are presented together for our company and our operating partnership.

In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that our company and our operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act, and 18 U.S.C. §1350, this report also includes separate “Item 9A. Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of our company and our operating partnership.

HUDSON PACIFIC PROPERTIES, INC.
HUDSON PACIFIC PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business

Company Overview

We are a full-service, vertically integrated real estate company focused on owning, operating and acquiring high-quality office properties and state-of-the-art media and entertainment properties in select growth markets primarily in Northern and Southern California and the Pacific Northwest. Our investment strategy focuses on high barrier-to-entry, in-fill locations with favorable, long-term supply demand characteristics in select markets, including Los Angeles, Orange County, San Diego, San Francisco, Silicon Valley and Seattle, which we refer to as our target markets. As of December 31, 2015, our portfolio included office properties, comprising an aggregate of approximately 14.0 million square feet, and media and entertainment properties, comprising approximately 0.9 million square feet of sound-stage, office and supporting production facilities. We also own undeveloped density rights for approximately 2.6 million square feet of future office space.

We were formed as a Maryland corporation in 2009 to succeed to the business of Hudson Capital, LLC, a Los Angeles-based real estate investment firm founded by Victor J. Coleman, our Chief Executive Officer. On June 29, 2010, we completed our initial public offering. We own our interests in all of our properties and conduct substantially all of our business through our operating partnership, of which we serve as the sole general partner.

Business and Growth Strategies

We focus our investment strategy on office properties located in high barrier-to-entry submarkets with growth potential as well as on underperforming properties that provide opportunities to implement a value-add strategy to increase occupancy rates and cash flows. This strategy includes active management, aggressive leasing efforts, focused capital improvement programs, the reduction and containment of operating costs and an emphasis on tenant satisfaction. We believe our senior management team’s experience in California and Pacific Northwest markets positions us to improve cash flow from our portfolio, as well as any newly acquired properties.

Our Competitive Position

We believe the following competitive strengths distinguish us from other real estate owners and operators and will enable us to capitalize on opportunities in the market to successfully expand and operate our portfolio.

•
Experienced Management Team with a Proven Track Record of Acquiring and Operating Assets and Managing a Public Office REIT. Our senior management team has an average of over 25 years of experience in the commercial real estate industry, with a focus on owning, acquiring, developing, operating, financing and selling office properties in California and the Pacific Northwest.

•
Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no competing real estate business interests outside of our company. Additionally, as of December 31, 2015, our senior management team owned approximately 1.7% of our common stock on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

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

•
Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our initial public offering, including through eight offerings (including two public offerings of 8.375% Series B Cumulative Preferred Stock, five public offerings of our common stock and one private placement of our common stock) and continuous offering under our at-the-market, or ATM, program for an aggregate total proceeds of approximately $1.32 billion (before underwriters’ discounts and transaction costs) as of December 31, 2015. Available cash on hand and our unsecured credit facility provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy, while maintaining a flexible and conservative capital structure. As of December 31, 2015, we had total borrowing capacity of approximately $400.0 million under our unsecured revolving credit facility, $230.0 million of which had been drawn. Based on the closing price of our common stock of $28.14 on December 31, 2015, we had a debt-to-market capitalization ratio (counting series A preferred units in our operating partnership, or series A preferred units, as debt) of approximately 35.7%. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities.

We have access to and are actively pursuing a pipeline of potential acquisitions consistent with our investment strategy. We believe our significant expertise in operating in the California and Pacific Northwest office sector and extensive, long-term relationships with real estate owners, developers and lenders, coupled with our conservative capital structure and access to capital, will allow us to capitalize on current market opportunities.

On April 1, 2015, we completed the acquisition of the EOP Northern California Portfolio (the “EOP Acquisition”) from certain affiliates of The Blackstone Group L.P. (collectively, “Blackstone”). The EOP Acquisition consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets. The total consideration paid in connection with the EOP Acquisition, before certain credits, proration and closing costs, included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock and common units.

Competition

We compete with a number of developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants’ needs and the manner in which our properties are operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-let space in light of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space. In that case, our financial condition, results of operations and cash flows may be adversely affected.

We also face competition when pursuing acquisition and disposition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to acquisition opportunities not available to us and may otherwise be in a better position to acquire a property. Competition may also increase the price required to consummate an acquisition opportunity and generally reduce the demand for commercial office space in our markets. Likewise, competition with sellers of similar properties to locate suitable purchasers may result in us receiving lower proceeds from a sale or in us not being able to dispose of a property at a time of our choosing due to the lack of an acceptable return.

For further discussion of the potential impact of competitive conditions on our business, see “Item 1A: Risk Factors.”

Segment and Geographic Financial Information

We report our results of operations through two segments: (i) office properties and (ii) media and entertainment properties. As of December 31, 2015, the office properties reporting segment included 54 properties totaling approximately 14.0 million square feet strategically located in many of our target markets, while the media and entertainment reporting segment includes 2 properties, the Sunset Gower property and the Sunset Bronson property, totaling approximately 0.9 million square feet located in the heart of Hollywood, California.

All of our business is conducted in California and the Pacific Northwest. For information about our revenues and long-lived assets and other financial information, see our consolidated financial statements included in this report and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Employees

At December 31, 2015, we had 234 employees. At December 31, 2015, two of our employees were subject to collective bargaining agreements. Both of these employees are on-site at the Sunset Bronson property. We believe that relations with our employees are good.

Principal Executive Offices

Our principal executive offices are located at 11601 Wilshire Blvd., Ninth Floor, Los Angeles, California 90025 and our telephone number is (310) 445-5700. We believe that our current facilities are adequate for our present operations.

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

Available Information

Our internet address is www.hudsonpacificproperties.com. On the Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available to be viewed on our Investor Relations Web page free of charge. Also available on our Investor Relations Web page, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our code of business conduct and ethics (which applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer). Information contained on or hyperlinked from our Web site is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Hudson Pacific Properties, Inc., 11601 Wilshire Blvd., Ninth Floor, Los Angeles, California 90025.

Item 1A. Risk Factors

Forward-looking Statements

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, as amended, and Section 21E of the Exchange Act). In particular, statements relating to our liquidity and capital resources, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations, or FFO, market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

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

•
risks related to acquisitions generally, including the diversion of management’s attention from ongoing business operations and the impact on customers, tenants, lenders, operating results and business;

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

Our properties are located in California and the Pacific Northwest, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio. Further, our properties are concentrated in certain submarkets, including Los Angeles, San Francisco, Silicon Valley, the East Bay, and Seattle, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California and the Pacific Northwest (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in our markets (such as earthquakes, wind, landslides, droughts, fires and other events). In addition, the State of California continues to suffer from severe budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in California or the Pacific Northwest, or any decrease in demand for office space resulting from the California regulatory or business environment, could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our securities.

We derive a significant portion of our rental revenue from tenants in the media, entertainment, and technology industries, which makes us particularly susceptible to demand for rental space in those industries.

A significant portion of our rental revenue is derived from tenants in the media, entertainment and technology industries. Consequently, we are susceptible to adverse developments affecting the demand by media, entertainment and technology tenants for office, production and support space in Southern and Northern California, the Pacific Northwest and, more particularly, in Hollywood and the South of Market submarket of San Francisco. As we continue our development and potential acquisition activities in markets populated by knowledge-and creative-based tenants in the technology and media and entertainment industries, our tenant mix could become more concentrated, further exposing us to risks in those industries. Any adverse development in the media, entertainment and technology industries could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

In order to maintain our qualification as a REIT, we are required to meet various requirements under the Internal Revenue Code of 1986, as amended, or the Code, including that we distribute annually at least 90% of our net taxable income, excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

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

If interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities. In addition, while such agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 815, Derivative and Hedging.

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

Our unsecured revolving credit facility, term loan facility and note purchase agreement restrict our ability to engage in some business activities.

Our unsecured revolving credit facility, term loan facility and note purchase agreement contain customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to make distributions to stockholders; and

•	require us to maintain financial coverage ratios.

These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and per share trading price of our securities. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Furthermore, our unsecured revolving credit facility and term loan facility contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our securities.

Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies, and the California economy in particular, may adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities as a result of the following potential consequences, among others:

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

We have a limited operating history with respect to some of our properties and may not be able to operate them successfully.

Twenty-four of our office properties have only been under our management since they were acquired on April 1, 2015 from Blackstone in connection with the EOP Acquisition. In addition, our 4th and Traction and 405 Mateo properties have only been under our management since they were acquired on May 22, 2015 and August 17, 2015, respectively. These properties may have characteristics or deficiencies unknown to us that could affect such properties’ valuation or revenue potential. In addition, there can be no assurance that the operating performance of such properties will not decline under our management. We cannot assure you that we will be able to operate these properties successfully.

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

As of December 31, 2015, the 15 largest tenants in our office portfolio represented approximately 36.0%
of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2015, our two largest tenants were Google, Inc. and Weil, Gotshal & Manges LLP, which together accounted for 8.0% of our annualized base rent. If Google, Inc. and Weil, Gotshal & Manges LLP were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event described above could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2015, approximately 15.3% of the square footage of the office properties in our portfolio was available (taking into account uncommenced leases signed as of December 31, 2015), and an additional approximately 8.7% of the square footage of the office properties in our portfolio is scheduled to expire in 2016 (including leases scheduled to expire as of, but including, December 31, 2015). Furthermore, substantially all of the square footage of the media and entertainment properties in our portfolio (other than the KTLA lease of the KTLA facility at Sunset Bronson) are typically short-term leases of one year or less. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

The 9300 Wilshire Boulevard property, 0.59 acres of the Sunset Gower property, a portion representing 64% of the building area of the 222 Kearny Street property (excluding the 180 Sutter building), and ten of the properties included in the EOP Acquisition are subject to ground leases. See Part IV, Item 15(a) “Financial Statement and Schedules—Note 8 to the Consolidated Financial Statements—Future Minimum Rent and Lease Payments” for more information regarding our ground lease agreements. If any of these ground leases are terminated following a default or expire without being extended, we may lose our interest in the related property and may no longer have the right to receive any of the rental income from such property, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

On November 8, 2012, we entered into a joint venture with M. David Paul & Associates/Worthe Real Estate Group, or MDP/Worthe, to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. On January 7, 2015, we entered into a joint venture with Canada Pension Plan Investment Board (“CPPIB”), through which CPPIB purchased a 45% interest in our 1455 Market Street office property. In addition to our joint ventures with MDP/Worthe and CPPIB, we may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

Risks Related to Our Organizational Structure

Certain affiliates of The Blackstone Group L.P. may exercise significant influence over us.

As of December 31, 2015, certain affiliates of Blackstone beneficially owned 9.6% of our outstanding common stock and an approximate 43.4% interest in our company on a fully diluted basis (including common units). Consequently, Blackstone may be able to significantly influence the outcome of matters submitted for stockholder action, including approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. In addition, the partnership agreement of our operating partnership provides that holders of common units are entitled to vote to approve the consummation of certain change of control and other transactions that are required to be approved by our stockholders. The right of the holders of common units to vote to approve any such transactions will remain in effect for so long as Blackstone owns at least 9.8% of the aggregate number of shares of common stock and common units that it received as equity consideration from us for the EOP Acquisition.

Further, two of the ten members of our board of directors are Blackstone designees, and entities controlled by Blackstone will continue to have the right to designate (i) two of our director nominees for so long as those entities beneficially own greater than or equal to 30% but less than or equal to 50% of the total number of shares of common stock and common units that were acquired as the equity consideration for the EOP Acquisition, and (ii) only one director nominee for so long as those entities beneficially own greater than or equal to 15% but less than 30% of the total number of shares of common stock and common units acquired as the equity consideration in the transaction. Such right will cease altogether on the date on which those entities beneficially own less than 15% of the total number of shares of common stock and common units acquired as the equity consideration for the EOP Acquisition. For so long as those entities have the right to designate at least two director nominees, Blackstone will also be entitled to appoint one such nominee then serving on the board of directors to serve on each committee of the board of directors (other than certain specified committees). As a result, Blackstone may exercise substantial influence over us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder and the presence on the board of directors of the Blackstone nominees may also have the effect of making it more difficult for a third party to acquire us or for our board of directors to discourage a third party from seeking to acquire us.

Blackstone has pledged substantially all of the common stock and common units received as equity consideration in the EOP Acquisition to certain lenders under a margin loan agreement. If the lenders foreclose on such common stock and common units, the market price of our common stock could be materially adversely affected.

On December 31, 2015, Blackstone informed us that certain of its affiliates had pledged 8,276,945 shares of common stock and 23,460,446 common units as security under a margin loan agreement pursuant to which they borrowed an aggregate of $350.0 million and that, subject to the satisfaction of certain conditions, such affiliates may borrow up to an additional $150.0 million on or after March 1, 2016 under such margin loan agreement, for which they agreed to pledge an additional 29,166,672 common units as security. An event of default under the margin loan agreement could result in the foreclosure on the pledged securities and a subsequent sale of a significant number of shares of our common stock, including shares of common stock issuable upon redemption of common units, which could cause the market price of our common stock to decline.

We did not independently verify the foregoing disclosure. Additionally, we are not a party to the margin loan agreement and have no obligations thereunder, but we have delivered an issuer Agreement to each of the lenders under the margin loan agreement in which we have, among other things, agreed to certain obligations relating to the pledged common stock and pledged common units and, subject to applicable law and stock exchange rules, agreed not to take any actions that are intended to materially hinder or delay the exercise of any remedies with respect to the pledged common stock and pledged common units.

The series A preferred units that were issued to some contributors in connection with our initial public offering in exchange for the contribution of their properties have certain preferences, which could limit our ability to pay dividends or other distributions to the holders of our securities or engage in certain business combinations, recapitalizations or other fundamental changes.

In exchange for the contribution of properties to our portfolio in connection with our initial public offering, some contributors received series A preferred units in our operating partnership, which units have an aggregate liquidation preference of approximately $10.2 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

Our charter contains certain ownership limits. Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorize our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, and more than 9.8% in value of the aggregate outstanding shares of all classes and series of our stock. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. In connection with the EOP Acquisition, our board of directors has granted to Blackstone exemptions from the ownership limits, subject to various conditions and limitations. The restrictions on ownership and transfer of our stock may:

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

In connection with our formation transactions for our IPO, we entered into tax protection agreements with certain third-party contributors that provide that if we dispose of any interest with respect to certain properties in a taxable transaction during the period from the closing of our initial public offering on June 29, 2010 through certain specified dates ranging until 2027, we will indemnify the third-party contributors for certain tax liabilities payable as a result of the sale (as well as tax liabilities payable as a result of the reimbursement payment). Certain contributors’ rights under the tax protection agreements with respect to these properties will, however, expire at various times (depending on the rights of such partner) during the period beginning in 2017 and prior to the expiration, in 2027, of the maximum period for indemnification. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages, if any, in the amount of certain taxes payable by these contributors (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

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

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends we might declare on our common stock. We also rely on distributions from our operating partnership to meet our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, claims of our equity holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries and subordinate to the rights of holders of series A preferred units. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock and requirements regarding the composition of our assets and our gross income. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains.

We own and may acquire direct or indirect interests in one or more entities that have elected or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to federal income tax, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

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

If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership is properly treated as a partnership for federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which could reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination and we cannot assure you that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors, which, if met, would prevent any such sales from being treated as prohibited transactions.

Our ownership of taxable REIT subsidiaries is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.

We currently own an interest in one taxable REIT subsidiary and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of our total assets may be represented by securities, including securities of taxable REIT subsidiaries, other than those securities includable in the 75% asset test. Further, for taxable years beginning after December 31, 2017, not more than 20% of our total assets may be represented by securities of taxable REIT subsidiaries. We anticipate that the aggregate value of the stock and securities of any taxable REIT subsidiaries and other nonqualifying assets that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with these limitations or to avoid application of the 100% excise tax discussed above.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, our portfolio consisted of 56 properties (53 wholly-owned properties and two properties owned by a joint venture), located in 14 California submarkets and Seattle, Washington, totaling approximately 14.9 million square feet, which we refer to as our portfolio. The following table presents an overview of our portfolio, based on information as of December 31, 2015. Rental data presented in the table below for office properties reflects annualized base rent on leases in place as of December 31, 2015 and does not reflect actual cash rents historically received because such data does not reflect abatements or tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Rental data presented in the table below for media and entertainment properties reflects actual cash base rents, excluding tenant reimbursements, received during the 12 months ended December 31, 2015. Leases at our media and entertainment properties are typically short-term leases of one year or less, other than the KTLA lease at our Sunset Bronson property.

The following table sets forth certain information relating to each of the office and media and entertainment properties owned as of December 31, 2015.

Property	Submarket	Year Built/ Renovated	Square Feet(1)	Percent Leased(2)	Annualized Base Rent/ Annual Base Rent(3)	Annualized Base Rent/ Annual Base Rent Per Leased Square Foot(4)
OFFICE PROPERTIES
SAME-STORE
Greater Seattle, Washington
Met Park North	Lake Union	2000	190,748	95.7%	$4,987,899	$27.32
Northview	Lynnwood	1991	182,009	87.7	3,161,940	21.24
505 First Avenue	Pioneer Square	2010	288,140	96.9	5,929,129	21.33
83 King Street	Pioneer Square	Various	184,083	97.0	4,803,891	26.90
Subtotal			844,980	94.7%	$18,882,859	$23.96
San Francisco Bay Area, California
1455 Market Street	San Francisco	1977	1,025,833	97.2%	$29,142,482	$30.18
222 Kearny Street	San Francisco	Various	148,797	84.8	5,439,868	43.10
275 Brannan Street	San Francisco	1906	54,673	100.0	3,074,137	56.23
625 Second Street	San Francisco	1905	138,080	73.8	5,129,702	50.31
875 Howard Street	San Francisco	Various	230,443	99.4	5,663,393	24.72
Rincon Center	San Francisco	1985	580,850	87.4	21,700,736	42.93
Subtotal			2,178,676	92.6%	70,150,318	$35.37
Los Angeles, California
Pinnacle I	Burbank	2002	393,777	92.9%	$14,289,943	$40.75
Pinnacle II	Burbank	2005	230,000	100.0	8,942,900	38.88
6922 Hollywood	Hollywood	1965	205,523	85.7	7,701,674	43.71
Technicolor Building	Hollywood	2008	114,958	100.0	4,873,345	42.39
Del Amo Office Building	Torrance	1986	113,000	100.0	3,327,208	29.44
10900 Washington	West Los Angeles	1973	9,919	100.0	391,602	39.48
10950 Washington	West Los Angeles	Various	159,024	100.0	5,904,374	37.13
604 Arizona	West Los Angeles	1950	44,260	100.0	1,922,857	43.44
9300 Wilshire	West Los Angeles	1965/2001	61,224	88.7	2,342,076	43.14
Subtotal			1,331,685	95.2%	$49,695,979	$39.68
Total Same-Store			4,355,341	93.8%	$138,729,156	$34.48

NON-SAME-STORE
Greater Seattle, Washington
Merrill Place	Pioneer Square	Various	163,768	89.4%	$3,406,278	$25.03
Subtotal			163,768	89.4%	$3,406,278	$25.03
San Francisco Bay Area, California
3400 Hillview	Palo Alto	Various	207,857	100.0%	$12,946,581	$62.29
Clocktower Square	Palo Alto	1983	100,344	96.9	6,450,500	66.36
Foothill Research	Palo Alto	Various	195,376	100.0	12,179,059	62.34
Lockheed	Palo Alto	1991	42,899	100.0	1,651,286	38.49
2180 Sand Hill Road	Palo Alto	1973	45,613	97.2	3,982,066	89.85

Towers at Shore Center	Redwood Shores	2001	334,483	90.3	25,482,851	85.47
Skyway Landing	Redwood Shores	2001	247,173	92.7	8,786,675	38.36
901 Market Street	San Francisco	1912	206,199	100.0	9,644,049	46.77
1740 Technology	North San Jose	1985	206,876	99.1	6,477,658	31.59
Concourse	North San Jose	Various	944,386	96.2	25,846,584	28.87
Skyport Plaza	North San Jose	2001	418,086	99.1	9,650,011	23.29
Campus Center	Silicon Valley	2001	471,580	100.0	14,713,296	31.20
Subtotal			3,420,872	97.2%	$137,810,616	$41.67
Los Angeles, California
3401 Exposition	West Los Angeles	1961	63,376	100.0%	$2,624,147	$41.41
Element LA	West Los Angeles	Various	284,037	100.0	14,960,821	52.67
Subtotal			347,413	100.0%	$17,584,968	$50.62
Total Non-Same-Store			3,932,053	97.1%	158,801,862	$41.89
Total Stabilized(5)			8,287,394	95.3%	$297,531,018	$38.08

LEASE-UP
San Francisco Bay Area, California
One Bay Plaza	Burlingame	1980	195,739	78.8%	$5,212,684	$34.17
Metro Center	Foster City	Various	730,215	59.0	18,416,823	42.78
Embarcadero Place	Palo Alto	1984	197,402	92.8	5,444,435	32.43
Page Mill Center	Palo Alto	1970/2016	176,245	87.2	9,843,216	64.02
Palo Alto Square	Palo Alto	1971	328,251	89.2	18,917,195	68.16
333 Twin Dolphin Plaza	Redwood Shores	1985	182,789	88.5	7,559,812	46.72
555 Twin Dolphin Plaza	Redwood Shores	1989	198,936	89.6	7,851,234	44.03
Shorebreeze	Redwood Shores	1985/1989	230,932	67.9	6,822,947	44.45
Gateway	North San Jose	Various	609,093	83.8	14,059,579	27.88
Metro Plaza	North San Jose	1986	456,921	84.2	10,593,142	29.21
Peninsula Office Park	San Mateo	Various	510,789	85.1	17,068,516	39.79
Techmart Commerce	Silicon Valley	1986	284,440	76.7	7,809,874	36.21
Total Lease-up			4,101,752	79.5%	$129,599,457	$40.66

Total In-Service(6)			12,389,146	90.1%	$427,130,475	$38.82

REDEVELOPMENT
Greater Seattle, Washington
Merrill Place Theater Building	Pioneer Square	Various	29,385	$—	$—	$—
Subtotal			29,385	—%	$—	$—
San Francisco Bay Area, California
Patrick Henry Drive	Silicon Valley	1982	70,520	—%	$—	$—
875 Howard (1st Floor)	San Francisco	Various	55,827	—	—	—
Subtotal			126,347	—%	$—	$—
Los Angeles, California
12655 Jefferson	West Los Angeles	1985	100,756	17.7%	$—	$—
3402 Pico (Existing)	West Los Angeles	1950	50,687	—	—	—
4th & Traction	Downtown Los Angeles	1939	120,937	—	—	—
405 Mateo	Downtown Los Angeles	Various	83,285	—	—	—
Subtotal			355,665	5.0%	$—	$—
Total Redevelopment			511,397	3.5%	—	$—
DEVELOPMENT
Greater Seattle, Washington

Merrill Place—450 Alaskan Way	Pioneer Square	Q4-2017	166,800	—	—	—
Subtotal			166,800	—%	$—	$—
Los Angeles, California
Icon—Building I Tower	Hollywood	Q4-2016	323,237	61.9%	$—	$—
Icon—Building II	Hollywood	Q3-2017	90,000	—	—	—
Total Icon			413,237	48.4%	$—	$—
Total Development			580,037	34.5%	—	$—
HELD-FOR-SALE
San Francisco Bay Area, California
Bayhill Office Center	San Bruno	Various	554,328	93.2%	$15,116,301	$30.45
Total Held-for-Sale			554,328	93.2%	$15,116,301	$30.45
Total Redvelopment, Development and Held-for-Sale			1,645,762	44.7%	15,116,301	$30.45

MEDIA & ENTERTAINMENT PROPERTIES(7)
Sunset Gower		Various	571,626	80.4%	$14,304,870	$31.11
Sunset Bronson		Various	308,026	75.0	6,784,503	29.39
Total Media & Entertainment			879,652	78.5%	$21,089,373	$30.53

LAND

San Francisco Bay Area, California
Skyport Plaza	North San Jose	N/A	350,000
Campus Center	Silicon Valley	N/A	946,350
Subtotal			1,296,350

Los Angeles
Sunset Bronson—Lot A	Hollywood	N/A	300,000
Sunset Bronson—Lot D(8)	Hollywood	N/A	19,816
Sunset Gower— Redevelopment	Hollywood	N/A	423,396
Element LA	West Los Angeles	N/A	500,000
3402 Pico (Residential)(9)	West Los Angeles	N/A	TBD
3402 Pico (Future)	West Los Angeles	N/A	99,313
Subtotal			1,342,525

Total Land			2,638,875

Total Portfolio			17,553,435
_____________

(1)
Square footage for office properties and media and entertainment properties has been determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association, or BOMA, rentable area. Square footage may change over time due to re-measurement, re-leasing, acquisition or development.

(2)
Percent leased for office properties is calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2015, divided by (ii) total square feet, expressed as a percentage. Percent leased for media and entertainment properties is the average percent leased for the 12 months ended December 31, 2015. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(3)
We present rent data for office properties on an annualized basis, and for media and entertainment properties on an annual basis. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2015 by (ii) 12. Annual base rent for media and entertainment properties reflects actual base rent for the 12 months ended December 31, 2015, excluding tenant reimbursements.

(4)
Annualized base rent per leased square foot for the office properties is calculated as (i) annualized base rent divided by (ii) square footage under commenced lease as of December 31, 2015. Annual base rent per leased square foot for the media and entertainment properties is calculated as (i) actual base rent for the 12 months ended December 31, 2015, excluding tenant reimbursements, divided by (ii) average square feet under lease for the 12 months ended December 31, 2015.

(5)	Stabilized office properties excludes the development, redevelopment, lease-up properties, properties held-for-sale and land properties.

(6)	In-service office properties includes the stabilized office properties and lease-up properties.

(7)
Occupancy trends for the media and entertainment properties have historically been determined based on their estimated gross square feet as determined in connection with the acquisitions of the Sunset Gower and Sunset Bronson properties in 2007 and 2008, respectively. Since that time, certain space has been either reconfigured or adapted for improved utilization. During the quarter, the Company completed a full examination of historic space utilization at both of its media and entertainment properties. As a result of that undertaking, the Company has adjusted the current and  historic occupancy trends for the media and entertainment properties to reflect the utilization of certain production support space and building management use as occupancy, to more closely align with customary office property occupancy methodologies. The Company has also eliminated from the rentable square footage certain structural vacancy (i.e. electrical plant, utility areas, and covered pathways) historically included within the gross square footage, but not available for tenancy. Commencing with the most recently completed quarter, the Company intends to report occupancy trends for the media and entertainment properties in accordance with this methodology. Similarly, for purposes of enhancing and ensuring consistency with comparisons to prior periods, historic occupancies have likewise been calculated to reflect this methodology. Going forward, management expects these enhancements to more accurately reflect higher lease percentages than under the prior methodology. As of December 31, 2015, the fourth quarter average occupancy for the media and entertainment properties increased to 78.5% from 76.4% for the same period a year ago. By way of comparison, under the prior methodology, reported occupancy as of the fourth quarter ending December 31, 2014 was 71.6%.

(8)	Square footage for Sunset Bronson Lot D represents management's estimate of developable square feet for 33 residential units.

(9)	Management estimates that 3402 Pico (Residential) could be improved with up to 12 residential units.

Office Portfolio

Our office portfolio consists of 54 office properties comprising an aggregate of approximately 14.0 million square feet. As of December 31, 2015, our in-service office properties were approximately 90.1% leased (giving effect to leases signed but not commenced as of that date). All of our office properties are located in California and the Pacific Northwest. As of December 31, 2015, the weighted average remaining lease term for our stabilized office portfolio was 4.9 years.

Tenant Diversification of Office Portfolio

Our office portfolio is currently leased to a variety of companies. The following table sets forth information regarding the 15 largest tenants in our office portfolio based on annualized base rent as of December 31, 2015.

Tenant	Property	Lease Expiration	Total Leased Square Feet	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
Google, Inc.(2)	Various	Various	305,729	2.2%	$18,995,070	4.3%
Weil, Gotshal & Manges LLP(3)	Towers at Shore Center	Various	101,000	0.7	16,265,637	3.7
Riot Games, Inc.(4)	Various	Various	286,629	2.0	15,108,565	3.4
Cisco Systems, Inc.(5)	Various	Various	474,560	3.4	14,808,569	3.3
Uber Technologies, Inc.(6)	Various	Various	252,536	1.8	10,948,034	2.5
Square, Inc.	1455 Market Street	9/27/23	334,284	2.4	10,938,442	2.5
Salesforce.com(7)	Rincon Center	Various	237,567	1.7	10,855,113	2.5
Stanford(8)	Various	Various	132,496	0.9	9,087,944	2.1
Warner Bros. Entertainment	Pinnacle II	12/31/21	230,000	1.6	8,942,900	2.0
Qualcomm Incorporated	Skyport Plaza	7/31/17	365,502	2.6	8,675,247	2.0
Warner Music Group	Pinnacle I	12/31/19	195,166	1.4	8,005,578	1.8
NetSuite, Inc.(9)	Peninsula Office Park	Various	166,667	1.2	7,567,085	1.7
EMC Corporation(10)	Various	Various	294,756	2.1	7,520,525	1.7
AIG, Inc.	Rincon Center	7/31/17	132,600	0.9	6,099,600	1.4
GSA(11)	Various	Various	183,709	1.3	5,584,077	1.3
Total			3,693,201	26.3%	$159,402,386	36.0%
_____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2015, by 12 (ii) Annualized base rent does not reflect tenant reimbursements.

(2)
Google, Inc. expirations by property and square footage: (i) 207,857 square feet at 3400 Hillview expiring on November 30, 2021 and (ii) 97,872 square feet at Foothill Research Center expiring on February 28, 2025.

(3)	Weil, Gotshal & Manges LLP expiration by square footage: (i) 25,320 square feet expiring on August 31, 2016 and (ii) 75,680 square feet expiring on August 31, 2026.

(4)
Riot Games, Inc. expirations by property and square footage: (i) 2,592 square feet at Shorebreeze Center expiring on November 30, 2016 and (ii) 284,037 square feet at Element LA expiring on March 31, 2030.

(5)	Cisco Systems, Inc. expirations by property and square footage: (i) 2,980 square feet at Concourse expiring March 31, 2018 and (ii) 471,580 square feet at Campus Center expiring on December 31, 2019.

(6)
Uber Technologies, Inc. expirations by property and square footage : (i) 232,290 square feet at 1455 Market expiring on February 28, 2025 and (ii) 20,246 square feet at Skyway Landing expiring March 31, 2017.

(7)
Salesforce.com will take possession of an additional 4,144 square feet during the second quarter of 2017. Expirations by square footage: (i) 78,872 square feet expiring on July 31, 2025; (ii) 59,689 square feet expiring on April 30, 2027; (iii) 93,028 square feet expiring on October, 31, 2028; and (iv) 5,978 square feet of MTM storage space.

(8)
Stanford Expirations by property and square footage: (i) Stanford Healthcare 63,201 square feet at Page Mill Center expiring June 30, 2019; (ii) Board of Trustees Stanford 43,215 square feet at Page Mill Center expiring 12/31/2022 and (iii) Stanford University 26,080 square feet at Palo Alto Square expiring on December 31, 2019.

(9)	NetSuite, Inc. expirations by square footage: (i) 38,194 square feet expiring on August 31, 2019 and (ii) 128,473 square feet expiring May 31, 2022.

(10)
EMC expirations by property and square footage: (i) 66,510 square feet at 875 Howard Street expiring on June 30, 2019; (ii) 185,292 square feet at 505 First expiring on October 18, 2021; and (iii) 42,954 square feet at 505 First expiring on December 31, 2023.

(11)
GSA expirations by property and square footage: (i) 71,729 square feet at 1455 Market Street expiring on February 19, 2017; (ii) 5,906 square feet at 901 Market Street expiring on April 30, 2017; (iii) 28,993 square feet at Northview expiring on April 4, 2020; (iv) 33,582 square feet at Rincon Center expiring May 31, 2020; and (v) 43,499 square feet at 901 Market Street expiring on July 31, 2021.

Lease Distribution of Office Portfolio

The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2015.

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Leased Square Feet	Percentage of Office Portfolio Leased Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
2,500 or Less	273	29.5%	396,869	3.3%	$14,709,016	3.2%
2,501-10,000	376	40.6	1,917,649	16.1	72,908,001	15.8
10,001-20,000	94	10.2	1,327,213	11.2	54,651,001	11.8
20,001-40,000	63	6.8	1,778,749	15.0	75,758,850	16.4
40,001-100,000	38	4.1	2,163,214	18.2	94,922,729	20.6
Greater than 100,000	21	2.3	3,767,951	31.7	129,297,179	28.0
Building Management Use	34	3.7	146,533	1.2	—	—
Signed Leases Not Commenced	26	2.8	398,147	3.3	19,092,973	4.1
Office Portfolio Total:	925	100.0%	11,896,325	100.0%	$461,339,749	100.0%
_____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including uncommenced leases, as of December 31, 2015 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations of Office Portfolio

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2015 plus available space, for each of the ten full calendar years beginning January 1, 2015 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options. The table below does not include 50,960 square feet of Month-to-Month leases.

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)
Vacant		2,137,756	15.3%
2015	23	259,853	1.9	7,950,952	1.7	30.60
2016	181	1,216,021	8.7	43,669,835	9.5	35.91
2017	203	2,111,718	15.1	74,061,179	16.1	35.07
2018	147	1,351,166	9.7	50,132,214	10.9	37.10
2019	98	2,097,069	15.0	77,863,269	16.9	37.13
2020	93	949,150	6.8	40,647,220	8.8	42.82
2021	28	1,005,119	7.2	38,184,161	8.3	37.99
2022	16	301,147	2.2	15,087,819	3.3	50.10
2023	12	641,149	4.6	20,476,998	4.5	31.94
2024	8	123,907	0.9	6,559,123	1.4	52.94
Thereafter	17	1,244,386	8.9	66,290,781	14.4	53.27
Building management use	34	146,533	1.0	—	—	—
Signed leases not commenced(3)	26	398,147	2.8	19,092,973	4.2	47.95
Office Portfolio Total/Weighted Average:	886	13,983,121	100.0%	$460,016,524	100.0%	$38.84
____________

(1)
Rent data for our office properties is presented on an annualized basis without regard to cancellation options. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) as of December 31, 2015, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

(2)
Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases, divided by (ii) square footage under commenced leases as of December 31, 2015.

(3)
Annualized base rent per leased square foot and annualized best rent per square foot at expiration for signed leases not commenced, reflects uncommenced leases and is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under uncommenced leases for vacant space as of December 31, 2015, divided by (ii) square footage under uncommenced leases as of December 31, 2015.

Historical Office Tenant Improvements and Leasing Commissions

The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our total office portfolio:

	Year Ended December 31,
	2015	2014	2013
Renewals (1)
Number of leases	90	22	32
Square feet	661,724	233,332	232,967
Tenant improvement costs per square foot (2)(3)	$12.00	$0.70	$2.86
Leasing commission costs per square foot (2)	6.71	2.82	5.42
Total tenant improvement and leasing commission costs (2)	$18.71	$3.52	$8.28

New leases (4)
Number of leases	135	29	28
Square feet	924,832	398,402	716,178
Tenant improvement costs per square foot (2)(3)	$34.55	$43.26	$52.52
Leasing commission costs per square foot (2)	13.70	13.21	22.87
Total tenant improvement and leasing commission costs (2)	$48.25	$56.47	$75.39

Total
Number of leases	225	51	60
Square feet	1,586,556	631,734	949,145
Tenant improvement costs per square foot (2)(3)	$25.14	$27.54	$40.33
Leasing commission costs per square foot (2)	10.78	9.38	18.59
Total tenant improvement and leasing commission costs (2)	$35.92	$36.92	$58.92
_____________

(1)	Includes retained tenants that have relocated or expanded into new space within our portfolio.

(2)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.

(3)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted, at the time the lease commenced.

(4)	Excludes retained tenants that have relocated or expanded into new space within our portfolio.

Historical Office Leasing Activity

The following table sets forth certain historical information regarding leasing activity for our total office portfolio:

	Total Square Feet
	Year Ended December 31,
	2015	2014	2013
Vacant space available at the beginning of period	806,559	311,164	477,077
Expirations as of the last day of the prior period	61,586	208,299	58,089
Adjustment for remeasured square footage on new leases	(3,633)	491	4,408
Properties acquired vacant space	1,561,081	183,972	184,122
Properties placed in-service	166,800	413,000	—
Properties disposed vacant space	(54,268)	(8,900)	(19,408)
Leases expiring or terminated during the period	683,567	241,494	624,382
Total Space Available for Lease	3,221,692	1,349,520	1,328,670
Leases with new tenants	533,577	359,077	334,842
Lease renewals	139,188	47,549	69,694
Leases signed (uncommenced) at the end of the period	398,147	136,335	612,970
Total Space Leased	1,070,912	542,961	1,017,506
Vacant Space Available for Lease at the End of the Period	2,150,780	806,559	311,164

Media and Entertainment Portfolio

Our portfolio of operating properties includes two properties that we consider to be media and entertainment properties, comprising an aggregate of 879,652 square feet. We define our media and entertainment properties as those properties in our portfolio that are primarily used for the physical production of media content, such as television programs, feature films, commercials, music videos and photographs. These properties generally also feature a traditional office component that is leased to production companies and content providers. At December 31, 2015, our media and entertainment properties were approximately 78.5% leased. Our media and entertainment properties are located in prime Southern California submarkets.

Leasing Characteristics of Media and Entertainment Properties

The duration of typical lease terms for tenants of media and entertainment properties tends to be shorter than those of traditional office properties. Generally, lease terms are one year or less, as tenants are never certain as to whether their productions will continue to be carried by networks or cable channels. However, historically, many entertainment tenants have exercised renewal options such that their actual tenancy is extended for multiple years. Additionally, occupancy levels for sound stage space and office and support space tend to run in parallel, as a majority of stage users also require office and support space. In addition, we require tenants at our media and entertainment properties to use our facilities for items such as lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). As a result, our other property-related revenues tend to track overall occupancy of our media and entertainment properties. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

Description of Our Media and Entertainment Properties

Sunset Gower, Hollywood, California

Sunset Gower is a 15.7-acre media and entertainment property located in the heart of Hollywood, four blocks west of the Hollywood (101) Freeway. The property encompasses almost an entire city block, bordered by Sunset Boulevard to the north, Gower Street to the west, Gordon Street to the east and Fountain Avenue to the south. The property, a fixture in the Los Angeles-based entertainment industry since it was built in the 1920s, served as Columbia Pictures’ headquarters through 1972 and is now one of the largest independent media and entertainment properties in the United States. Sunset Gower provides a fully-integrated environment for its media and entertainment-focused tenants within which they can access creative and technical talent for film and television production as well as post-production. Sunset Gower typically serves as home to single-camera television and motion picture production tenants. For the year ended December 31, 2015, Sunset Gower was approximately 80.4% leased.

In addition to Sunset Gower’s existing facilities, the current zoning designation for Sunset Gower, M1-1—Limited Industrial, City of Los Angeles, permits a floor area ratio, or FAR, of 1.5x, which implies a maximum allowable density of 1,022,933 square feet, or an incremental 423,436 square feet above the existing 599,497 floor area ratio, including the Technicolor Building. However, as of December 31, 2015, we had no immediate plans to develop additional facilities on the property.

Sunset Bronson, Hollywood, California

Sunset Bronson is a 10.6 acre media and entertainment property located in the heart of Hollywood, one block west of the Hollywood (101) Freeway and in close proximity to the Sunset Gower property. The property encompasses a full city block, bordered by Sunset Boulevard to the north, Bronson Avenue to the west, Van Ness Avenue to the east and Fernwood Avenue to the south. The property, which was built in phases from 1924 through 1981, formerly served as Warner Brothers Studios’ headquarters and has been continuously operated as a media and entertainment property since the 1920s. The property includes a Historical-Cultural Monument designation for the Site of the Filming of the First Talking Film (The Jazz Singer) that is specific to the building structure that fronts Sunset Boulevard. Similar to nearby Sunset Gower, Sunset Bronson is a multi-use property with a full complement of production, post-production and support facilities that enable its media and entertainment focused tenants to conduct their business in a collaborative and efficient setting. In contrast to Sunset Gower, which typically serves single-camera television and motion picture productions, Sunset Bronson caters to multi-camera television productions, such as game shows, talk shows or courtroom shows that record in video and require a control room to manage and edit the productions’ multiple cameras. For the year ended December 31, 2015, Sunset Bronson was approximately 75.0% leased.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 24, 2016, we had approximately 89,920,148 shares of common stock outstanding, including unvested restricted stock grants. Our common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010. The quarterly high, low and closing prices of our common stock from January 1, 2014 through December 31, 2015, as reported by the NYSE, are set forth below for the periods indicated.

As of February 24, 2016, our operating partnership had 146,216,463 common units outstanding that were not owned by us. There is no active trading market for our operating partnership units.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. Currently, we pay distributions to our stockholders each March, June, September and December. Dividends are made to those stockholders who are stockholders as of the dividend record date. Dividends are paid at the discretion of our board of directors and dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deem relevant.

On December 31, 2015, the reported closing sale price per share of our common stock on the NYSE was $28.14. The following table shows our dividends declared, and the high, low and closing sales prices for our common stock as reported by the NYSE for the periods indicated:

Fiscal year 2015	High	Low	Close	Per Share of Common Stock Dividends Declared
First quarter	$33.85	$29.82	$33.19	$0.125
Second quarter	34.25	28.09	28.37	0.125
Third quarter	31.84	27.57	28.79	0.125
Fourth quarter	30.97	27.40	28.14	0.200

Fiscal year 2014
First quarter	23.61	19.13	23.07	0.125
Second quarter	25.96	22.13	25.34	0.125
Third quarter	27.19	24.33	24.66	0.125
Fourth quarter	30.61	24.45	30.06	0.125
The closing share price for our common stock on February 24, 2016, as reported by the NYSE, was $24.69. As of February 24, 2016, there were 55 stockholders of record of our common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the year ended December 31, 2015, the Company issued an aggregate of 8,856,705 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 85,469 shares of common stock were forfeited to the Company in connection with restricted stock awards for a net issuance of 8,771,236 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the year ended December 31, 2015, our operating partnership issued an aggregate of 8,771,236 common units to the Company.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2015 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with over $6.25 billion in total consolidated assets and as our operating partnership's majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2015, certain employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases during the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1, 2015 through October 31, 2015	—	$—	N/A	N/A
November 1, 2015 through November 30, 2015	—	—	N/A	N/A
December 1, 2015 through December 31, 2015	(115,759)	28.31	N/A	N/A
Total	(115,759)	$28.31	N/A	N/A
__________________

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal tax income

 Equity Compensation Plan Information

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Market for Hudson Pacific Properties, L.P., Common Capital, Related Unitholder Matters and Issuer Purchases of Units

There is no established public trading market for our operating partnership’s common units. As of the date this report was filed, there were 33 holders of record of common units (including through our general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2015 and 2014, respectively.

Fiscal year 2015	Per Common Unit Distributions Declared
First quarter	$0.125
Second quarter	0.125
Third quarter	0.125
Fourth quarter	0.200

Fiscal year 2014
First quarter	0.125
Second quarter	0.125
Third quarter	0.125
Fourth quarter	0.125

Stock Performance Graph

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The following graph shows our cumulative total stockholder return for the five-year period ending on December 31, 2015. The graph assumes a $100 investment in each of the indices on December 31, 2010 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500, and industry peer groups. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Hudson Pacific Properties, Inc.	100.00	97.52	149.23	158.60	222.30	212.18
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
SNL U.S. REIT Office	100.00	99.10	113.54	120.99	152.53	153.87
NAREIT All Equity REITs	100.00	108.28	129.61	133.32	170.69	175.52

Item 6. Selected Financial Data

The following tables set forth, on a historical basis, selected financial and operating data. The financial information has been derived from our consolidated balance sheets and statements of operations. The following data should be read in conjunction with our financial statements and the related notes, see Part IV, Item 15(a) and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included below in this report.

HUDSON PACIFIC PROPERTIES, INC. and HUDSON PACIFIC PROPERTIES, L.P. (in thousands) Year Ended December 31,

	2015(1)	2014	2013	2012	2011
Statements of Operations Data:
Revenues
Office
Rental	$394,543	$156,806	$124,839	$88,459	$69,145
Tenant recoveries	66,235	34,509	25,870	22,029	21,954
Parking and other	20,940	22,471	14,732	9,840	5,643
Total office revenues	$481,718	$213,786	$165,441	$120,328	$96,742

Media & entertainment
Rental	$23,027	$22,138	$23,003	$23,598	$21,617
Tenant recoveries	943	1,128	1,807	1,598	1,539
Other property-related revenue	14,849	15,751	15,072	14,733	13,638
Other	313	612	235	204	187
Total media & entertainment revenues	$39,132	$39,629	$40,117	$40,133	$36,981

Total revenues	$520,850	$253,415	$205,558	$160,461	$133,723

Operating expenses
Office operating expenses	$166,131	$78,372	$63,434	$50,599	$42,312
Media & entertainment operating expenses	23,726	25,897	24,149	24,340	22,446
General and administrative	38,534	28,253	19,952	16,497	13,038
Depreciation and amortization	245,071	72,216	70,063	54,758	41,983
Total operating expenses	$473,462	$204,738	$177,598	$146,194	$119,779

Income from operations	$47,388	$48,677	$27,960	$14,267	$13,944

Other expense (income)
Interest expense	$50,667	$25,932	$25,470	$19,071	$17,480
Interest income	(124)	(30)	(272)	(306)	(73)
Acquisition-related expenses	43,336	4,641	1,446	1,051	1,693
Other (income) expenses	62	(14)	(99)	(92)	443
Total other expenses	$93,941	$30,529	$26,545	$19,724	$19,543
(Loss) income from continuing operations before gain on sale of real estate	$(46,553)	$18,148	$1,415	$(5,457)	$(5,599)
Gain on sale of real estate	30,471	5,538	—	—	—
(Loss) income from continuing operations	$(16,082)	$23,686	$1,415	$(5,457)	$(5,599)
(Loss) income from discontinued operations	$—	$(164)	$1,571	$451	$3,361
Impairment loss from discontinued operations	—	—	(5,580)	—	—
Net (loss) income from discontinued operations	$—	$(164)	$(4,009)	$451	$3,361
Net (loss) income	$(16,082)	$23,522	$(2,594)	$(5,006)	$(2,238)
__________________

(1)
Reflects our ownership of the properties acquired in the EOP Acquisition for the period from the period from April 1, 2015 to December 31, 2015. Refer to Part IV, Item 15(a) “Financial Statement and Schedules—Note 3 to the Consolidated Financial Statements—Investment in Real Estate” for details of the EOP Acquisition.

HUDSON PACIFIC PROPERTIES, INC. Year Ended December 31,
	2015(1)	2014	2013	2012	2011
Per-Share Data:
Net income (loss) from continuing operations attributable to common stockholders and unitholders	$(0.19)	$0.15	$(0.20)	$(0.42)	$(0.46)
Net (loss) income from discontinued operations	—	—	(0.07)	0.01	0.11
Net income (loss) attributable to stockholders’ and unitholders per share—basic and diluted	$(0.19)	$0.15	$(0.27)	$(0.41)	$(0.35)
Weighted average shares of common stock outstanding—basic	85,927,216	65,792,447	55,182,647	41,640,691	29,392,920
Weighted average shares of common stock outstanding—diluted	85,927,216	66,509,447	55,182,647	41,640,691	$29,392,920
Dividends declared per common share	$0.575	$0.500	$0.500	$0.500	$0.500
__________________

(1)
Reflects our ownership of the properties acquired in the EOP Acquisition for the period from the period from April 1, 2015 to December 31, 2015. Refer to Part IV, Item 15(a) “Financial Statement and Schedules—Note 3 to the Consolidated Financial Statements—Investment in Real Estate” for details of the EOP Acquisition.

HUDSON PACIFIC PROPERTIES, INC. and HUDSON PACIFIC PROPERTIES, L.P. (in thousands) As of December 31,

	2015(1)	2014	2013	2012	2011
Balance Sheet Data:
Investment in real estate, net	$5,500,462	$2,036,638	$1,844,614	$1,340,361	$957,810
Total assets (2)	6,254,035	2,335,140	1,553,321	1,147,638	1,001,567
Notes payable, net (2)	2,260,716	912,683	575,714	394,718	339,062
Total liabilities (2)	2,514,821	1,049,948	643,624	446,495	387,234
6.25% Series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,177	10,475	12,475	12,475
Series B cumulative redeemable preferred stock	—	145,000	145,000	145,000	87,500

Other Data
Cash flows provided by (used in)
Operating activities	$174,856	$63,168	$41,547	$42,821	$32,082
Investing activities	$(1,797,699)	$(246,361)	$(424,042)	$(423,470)	$(130,604)
Financing activities	$1,658,641	$170,590	$393,947	$385,848	$63,352
__________________

(1)
Reflects our ownership of the properties acquired in the EOP Acquisition for the period from the period from April 1, 2015 to December 31, 2015. Refer to Part IV, Item 15(a) “Financial Statement and Schedules—Note 3 to the Consolidated Financial Statements—Investment in Real Estate” for details of the EOP Acquisition.

(2)
During 2015, we adopted ASU 2015-03, Interest - Imputation of Interest. We reclassified certain deferred financing fees from an asset to a reduction in the carrying amount of notes payable in our Consolidated Balance Sheets. The amounts above reflect this reclassification for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, see Part IV, Item 15(a). Statements contained in this Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Part I, Item 1A: Risk Factors and the discussion under the captions “Forward-looking Statements” above and “Liquidity and Capital Resources” contained in this Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2015, our consolidated office portfolio consisted of approximately 14.0 million square feet of in-service, redevelopment, development and held for sale properties, and our media and entertainment portfolio consisted of 0.9 million square feet. As of December 31, 2015, our consolidated in-service office portfolio was 90.1% leased (including leases not yet commenced). Our media and entertainment properties were 78.5% leased for the trailing 12-month period ended December 31, 2015.

Current Year Acquisitions, Dispositions, Held for Sale, Redevelopment and Financings

Acquisitions

EOP Acquisition

On April 1, 2015, we completed the EOP Acquisition from Blackstone. The EOP Acquisition consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets. The total consideration paid for the EOP Acquisition before certain credits, proration, and closing costs included a cash payment of $1.75 billion (financed largely with proceeds received from our January 2015 common equity offering and $1.30 billion of new term debt), and an aggregate of 63,474,791 shares of common stock and common units.

4th & Traction

On May 22, 2015, we acquired a three-story, 120,937-square-foot former manufacturing facility known as 4th & Traction in Los Angeles, California for $49.3 million (before certain credits, prorations and closing costs). We funded this off-market transaction with proceeds from our unsecured revolving credit facility.

405 Mateo

On August 17, 2015, we completed the acquisition of 405 Mateo, a three-building, 83,285-square-foot redevelopment project in Downtown Los Angeles’ Arts District for $40.0 million (before credits, prorations, and closing costs). We funded this transaction with proceeds from our unsecured revolving credit facility.

Dispositions

First Financial

On March 6, 2015, we sold our First Financial office property for $89.0 million, resulting in net proceeds of approximately $46.0 million after repayment of a $43.0 million loan secured by the property (before certain credits, prorations and closing costs). The proceeds were used pursuant to a like-kind Section 1031 exchange in connection with the EOP Acquisition.

Bay Park Plaza

On September 29, 2015, we sold our Bay Park Plaza office property for $90.0 million (before certain credits, prorations and closing costs). The net proceeds were used to repay a portion of our two-year term loan facility.

Held for Sale

On December 10, 2015, we entered into a purchase and sale agreement to sell our Bayhill office property for $215.0 million (before certain credits, prorations and closing costs). As a result, we have reclassified its assets and liabilities to held for sale as of December 31, 2015. The transaction closed on January 14, 2016.

Redevelopment

We select a property for redevelopment when we believe the result of doing so will render a higher economic return on the property. We may engage in the development or redevelopment of office properties when market conditions support a favorable risk-adjusted return. A redevelopment can consist of a range of improvements to a property, and may constitute a complete structural renovation of a building or remodeling select areas to make the property more attractive to tenants. Properties that undergo such renovations are excluded from our in-service portfolio to maintain consistency in evaluating our performance from period to period. The redevelopment process generally occurs over the course of several months or years, and requires significant development and construction costs. Commonly associated with newly-acquired properties, redevelopment efforts may also occur at properties we currently own. During 2015, there were a total of seven properties classified as under redevelopment: Merrill Place Theater Building, Patrick Henry Drive, 875 Howard (1st Floor), 12655 Jefferson, 3402 Pico (Existing), 4th & Traction and 405 Mateo. Of this group, 4th & Traction and 405 Mateo were acquired in 2015 for the purpose of redevelopment.

Financings

Senior Unsecured Credit Facilities

A&R Credit Agreement

In connection with the closing of the EOP Acquisition, we entered into a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the “A&R Credit Facilities”), which amended and restated our existing $300.0 million unsecured revolving credit facility and $150.0 million unsecured term loan facility to, among other things, extend the term, increase the unsecured revolving credit facility to $400.0 million and the unsecured 5-year term loan facility to $550.0 million, and add a $350.0 million unsecured 7-year term loan facility. The 5-year term loan and the 7-year term loan were fully drawn and used towards the EOP Acquisition. The unsecured revolving credit facility is available for other purposes, including for the payment of pre-development and development costs incurred in connection with properties owned by our operating partnership or any subsidiary, to finance capital expenditures and the repayment for indebtedness of the Company, and its subsidiaries, to provide for general working capital needs of the Company, our operating partnership and its subsidiaries and for other general corporate purposes, and to pay fees and expenses incurred in connection with the A&R Credit Facilities.

New Credit Agreement

On April 1, 2015, we entered into a New Credit Agreement (the “New Credit Agreement”), which provides a $550.0 million unsecured 2-year term loan credit facility (the “Two-Year Term Loan”), which was fully drawn by us on the date of the New Credit Agreement to consummate the EOP Acquisition, and to pay fees and expenses incurred in connection with that acquisition and the Two-Year Term Loan.

The entire balance of the Two-Year Term Loan was paid off during the year ended December 31, 2015 with the proceeds from the Bay Park Plaza disposition, excess cash from the Element LA refinancing, and proceeds from the $425.0 million private placement described below. Amounts paid down are no longer available for re-borrowing.

Element LA Refinancing

On October 9, 2015, we entered into and closed a ten-year mortgage loan in the amount of $168.0 million, secured by the Element L.A. campus. The purpose of the loan was to fully refinance an existing construction loan secured by Element L.A. that was scheduled to mature on November 1, 2017. The remaining proceeds were used to pay down a portion of the Two-Year Term Loan. The loan is interest only and is payable monthly at a fixed rate of 4.59% per annum. No prepayment is allowed until three months prior to the maturity date. Defeasance is permitted (at Borrower’s cost) after the earlier of: (x) two years after securitization or (y) three years after the closing of the Loan. The loan is non-recourse, subject to customary carve-outs. In addition, the loan agreement includes events of default that we believe are usual for loans and transactions of this type.

Note Purchase Agreement

On November 16, 2015, the Company entered into a Note Purchase Agreement, which provides for the private placement of $425.0 million of senior guaranteed notes by our operating partnership, of which (i) $110.0 million are designated as 4.34% Series A Guaranteed Senior Notes due January 2, 2023 (the “Series A Notes”), (ii) $259.0 million are designated as 4.69% Series B Guaranteed Senior Notes due December 16, 2025 (the “Series B Notes”) and (iii) $56.0 million are designated as 4.79% Series C Guaranteed Senior Notes due December 16, 2027 (the “Series C Notes”, and collectively with the Series A Notes and the Series B Notes, the “Notes”). The Notes were issued on December 16, 2015. Proceeds from the Notes were used toward the repayment of amounts outstanding under the Two-Year Term Loan with the remainder used toward the repayment of our revolving credit facility.

Term Loan Agreement

On November 17, 2015, we entered into a new Term Loan Credit Agreement (the “New Term Loan Agreement”) which provides for (i) an unsecured 5-year delayed draw term loan credit facility in the amount of up to $175.0 million (the “5-Year Term Loan Facility”) and (ii) an unsecured 7-year delayed draw term loan credit facility in the amount of up to $125.0 million ( the “7-Year Term Loan Facility”). The Company intends to use the amounts available under the 5-Year Term Loan Facility and the 7-Year Term Loan Facility to repay outstanding borrowings under its unsecured revolving credit facility, repay other outstanding secured or unsecured indebtedness, or for general corporate purposes.

Redemption of Series B Preferred Stock

On December 10, 2015, we redeemed all 5,800,000 shares of our issued and outstanding 8.375% Series B Cumulative Preferred Stock for a total redemption price of approximately $147.3 million. We funded the redemption using borrowings under our unsecured revolving credit facility.

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

We intend to pursue acquisitions of additional properties as a key part of our growth strategy, often including properties that may have substantial vacancy, which enables us to increase cash flow through lease-up. We expect to continue to acquire properties subject to existing mortgage financing and other indebtedness or to incur indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common stock, common units and series A preferred units.

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2015, the percent leased for our in-service office properties was approximately 90.1% (or 88.8%, excluding leases signed but not commenced as of that date), and the percent leased for the media and entertainment properties (based on 12-month trailing average) was approximately 78.5%. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our media and entertainment properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

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

Critical Accounting Policies

Investment in Real Estate Properties

Acquisitions

When we acquire properties that are considered business combinations, the purchase price is assigned to various components of the acquisition based upon the fair value of each component. The components include but are not limited to land, building and improvements, intangible assets related to above-and below-market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. The initial assignment of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price assignment are made within the assignment period, which typically does not exceed one year, within the Consolidated Balance Sheet.

We assess fair value based on level 2 and level 3 inputs within the fair value hierarchy, which includes estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. The fair value of acquired “above-and below-” market leases are based on the estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, we include estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related costs. Acquisition-related expenses associated with business combinations are expensed in the period incurred.

Cost Capitalization

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

Operating Properties

The properties are generally carried at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of generally 39 years for building and improvements, 15 years for land improvements, five or seven years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

We assess the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with generally accepted accounting principles in the United States (“GAAP”). Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recognize impairment losses to the extent the carrying amount exceeds the fair value of the properties. We recorded no impairment charges during the years ended December 31, 2015 and 2014.

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

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented gross, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the associated credit risk.

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

Stock-Based Compensation

We recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant of our restricted shares.

The cost of our Outperformance Program (“OPP”) is subject to a forfeiture adjustment and is amortized through the final vesting period under a graded vesting expense recognition schedule. The costs were valued in accordance with ASC 718, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the performance awards, including total stock return volatility and risk-free interest. and (2) factors associated with the relative performance of the Company’s stock price and total stockholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the OPP awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement date, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the awards. The ultimate reward realized on account of the OPP awards by the holders of the awards is contingent on the TSR achieved on the measurement date, both in absolute terms and relative to the TSR of the SNL Equity REIT Index.

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

We have elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2010. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. To qualify as a REIT, we are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership.

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

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2015, we have not established a liability for uncertain tax positions.

We and our TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. We and our TRS are no longer subject to tax examinations by tax authorities for years prior to 2011. Generally, we have assessed our tax positions for all open years, which include 2011 to 2015, and concluded that there are no material uncertainties to be recognized.

Results of Operations

The following table identifies each of the properties in our portfolio acquired through December 31, 2015 and their date of acquisition.

Properties	Actual or Estimated Acquisition Date	Square Feet	Consideration Paid (In thousands)
Predecessor properties:
875 Howard Street	2/15/2007	286,270	$—
Sunset Gower	8/17/2007	545,673	—
Sunset Bronson	1/30/2008	308,026	—
Technicolor Building	6/1/2008	114,958	—
Properties acquired after initial public offering:
Del Amo Office	8/13/2010	113,000	27,327
9300 Wilshire Blvd.	8/24/2010	61,224	14,684
222 Kearny Street	10/8/2010	148,797	34,174
1455 Market(1)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan	8/19/2011	54,673	12,370
625 Second Street	9/1/2011	138,080	57,119
6922 Hollywood Blvd.	11/22/2011	205,523	92,802
6050 Sunset Blvd. & 1445 N. Beachwood Drive	12/16/2011	20,032	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market Street	6/1/2012	206,199	90,871
Element LA	9/5/2012	247,545	88,436
1455 Gordon Street	9/21/2012	5,921	2,385
Pinnacle I(2)	11/8/2012	393,777	209,504
3401 Exposition	5/22/2013	63,376	25,722
Pinnacle II(2)	6/14/2013	230,000	136,275
Seattle Portfolio (First & King, Met Park North and Northview)	7/31/2013	844,980	368,389
1861 Bundy	9/26/2013	36,492	11,500
Merrill Place	2/12/2014	193,153	57,034
3402 Pico Blvd. (Existing)	2/28/2014	50,687	18,546
12655 Jefferson	10/14/2014	100,756	38,000
EOP Northern California Portfolio (see table on next page for property list)(3)	4/1/2015	8,201,456	3,815,727
4th & Traction	5/22/2015	120,937	49,250
405 Mateo	8/17/2015	83,285	40,000
Properties under development(4):
Icon—Building I Tower(5)	Q4-2016	323,273	N/A
Icon—Building II(6)	Q3-2017	90,000	N/A
Merrill Place—450 Alaskan Way(7)	Q4-2017	166,800	N/A
Total		15,174,779	$5,543,940
_____________
(1) We sold a 45% joint venture interest in the 1455 Market property on January 7, 2015.
(2) We acquired a 98.25% joint venture interest in the Pinnacle I property on November 8, 2012. On June 14, 2013 our joint venture partner contributed its interest in Pinnacle II, which reduced our entire interest in the joint venture to 65.0%.

(3) Includes Bay Park Plaza, which was sold on September 29, 2015, and Bayhill Office Center, which was sold on January 14, 2016.
(4) The properties under development were included within acquisitions listed above.
(5) We estimate this development will be completed in the fourth quarter of 2016 and stabilized in the third quarter of 2018.
(6) We estimate this development will be completed in the third quarter of 2017 and stabilized in the third quarter of 2018.
(7) We estimate this development will be completed in the fourth quarter of 2017 and stabilized in the first quarter of 2018.

The following table identifies each of the properties that were part of the EOP Northern California Portfolio acquired from Blackstone on April 1, 2015.

EOP Northern California Portfolio
Properties	Actual Acquisition Date	Square Feet
Properties currently owned:
One Bay Plaza	4/1/2015	195,739
Metro Center Tower	4/1/2015	730,215
2180 Sand Hill Road	4/1/2015	45,613
Campus Center	4/1/2015	471,580
Palo Alto Square	4/1/2015	328,251
Lockheed Building	4/1/2015	42,899
3400 Hillview	4/1/2015	207,857
Foothill Research Ctr	4/1/2015	195,376
Clocktower Square Bldg	4/1/2015	100,344
Page Mill Center	4/1/2015	176,245
555 Twin Dolphin Plaza	4/1/2015	198,936
Shorebreeze	4/1/2015	230,932
333 Twin Dolphin Plaza	4/1/2015	182,789
Towers at Shore Center	4/1/2015	334,483
Skyway Landing	4/1/2015	247,173
Gateway Office	4/1/2015	609,093
Metro Plaza	4/1/2015	456,921
1740 Technology	4/1/2015	206,876
Skyport Plaza	4/1/2015	418,086
Peninsula Office Park	4/1/2015	510,789
Patrick Henry Drive	4/1/2015	70,520
Concourse	4/1/2015	944,386
Techmart Commerce Center	4/1/2015	284,440
Embarcadero Place	4/1/2015	197,402
Properties sold/held for sale
Bay Park Plaza	4/1/2015	260,183
Bayhill Office Center(1)	4/1/2015	554,328
Total		8,201,456
_________________
(1) Sold on January 14, 2016 and reflected as held for sale on our consolidated financial statements as of December 31, 2015.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”) from continuing operations. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP and should not be considered an alternative to income from continuing operations, as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions. All companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management, because when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing a perspective not immediately apparent from income from continuing operations. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI excludes corporate general and administrative expenses, depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, acquisition-related expenses and other non-operating items. NOI on a cash basis is NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and other non-cash adjustments to revenue and expenses.

Management further evaluates NOI by evaluating the performance from the following property groups:

•
Same-Store Properties—which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2014 and still owned and included in the stabilized portfolio as of December 31, 2015,

•
Non-same store properties, development projects, redevelopment properties, and lease-up properties as of December 31, 2015; and other properties not owned or in operation from January 1, 2014 through December 31, 2015.

The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the years ended December 31, 2015 and 2014:

	Year Ended December 31
Reconciliation to net income	2015	2014	Dollar Change	Percentage Change
Same-store net operating income	134,020	133,186	$834	0.6%
Non-same store net operating income	196,973	15,960	181,013	1,134.2%
General and administrative	(38,534)	(28,253)	(10,281)	36.4%
Depreciation and amortization	(245,071)	(72,216)	(172,855)	239.4%
Income from operations	$47,388	$48,677	$(1,289)	(2.6)%
Interest expense	(50,667)	(25,932)	(24,735)	95.4%
Interest income	124	30	94	313.3%
Acquisition-related expenses	(43,336)	(4,641)	(38,695)	833.8%
Other expense (income)	(62)	14	(76)	(542.9)%
Gain on sale of real estate	30,471	5,538	24,933	450.2%
Net (loss) income from discontinued operations	—	(164)	164	—%
Net (loss) income	$(16,082)	$23,522	$(39,604)	(168.4)%

Same-store office statistics
Number of properties	19	19
Rentable square feet	4,355,341	4,355,341
Ending % leased	93.8%	95.6%		(1.9)%
Ending % occupied	92.4%	93.4%		(1.1)%
Average % occupied for the period	92.6%	90.6%		2.2%
Average annual rental rate per square foot	$34.48	$33.07	$1.41	4.3%

	Year Ended December 31,
	2015			2014
	Same-Store	Non-Same-Store	Total	Same Store	Non-Same-Store	Total
Operating Revenues
Office
Rental	$142,928	$251,615	$394,543	$136,723	$20,083	$156,806
Tenant recoveries	27,505	38,730	66,235	32,722	1,787	34,509
Parking and other	15,322	5,618	20,940	19,478	2,993	22,471
Total office revenues	$185,755	$295,963	$481,718	$188,923	$24,863	$213,786

Media & Entertainment
Rental	$23,027	$—	$23,027	$22,138	$—	$22,138
Tenant recoveries	943	—	943	1,128	—	1,128
Other property-related revenue	14,849	—	14,849	15,751	—	15,751
Other	313	—	313	612	—	612
Total Media & Entertainment revenues	$39,132	$—	$39,132	$39,629	$—	$39,629

Total revenues	$224,887	$295,963	$520,850	$228,552	$24,863	$253,415

Operating expenses
Office operating expenses	$67,142	$98,990	$166,132	$69,469	$8,903	$78,372
Media & Entertainment operating expenses	23,726	—	23,726	25,897	—	25,897
Total operating expenses	$90,868	$98,990	$189,858	$95,366	$8,903	$104,269

Office Net Operating Income	$118,613	$196,973	$315,586	$119,454	$15,960	$135,414
Media & entertainment Net Operating Income	15,406	—	15,406	13,732	—	13,732
Net Operating Income	$134,019	$196,973	$330,992	$133,186	$15,960	$149,146

	Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$6,205	4.5%	$231,532	1,152.9%	$237,737	151.6%
Tenant recoveries	(5,217)	(15.9)	36,943	2,067.3	31,726	91.9
Parking and other	(4,156)	(21.3)	2,625	87.7	(1,531)	(6.8)
Total office revenues	$(3,168)	(1.7)%	$271,100	1,090.4%	$267,932	125.3%

Media & Entertainment
Rental	$889	4.0%	$—	—%	$889	4.0%
Tenant recoveries	(185)	(16.4)	—	—	(185)	(16.4)
Other property-related revenue	(902)	(5.7)	—	—	(902)	(5.7)
Other	(299)	(48.9)	—	—	(299)	(48.9)
Total Media & Entertainment revenues	$(497)	(1.3)%	$—	—%	$(497)	(1.3)%

Total revenues	$(3,665)	(1.6)%	$271,100	1,090.4%	$267,435	105.5%

Operating expenses
Office operating expenses	$(2,327)	(3.3)%	$90,087	1,011.9%	$87,760	112.0%
Media & Entertainment operating expenses	(2,171)	(8.4)	—	—	(2,171)	(8.4)
Total operating expenses	$(4,498)	(4.7)%	$90,087	1,011.9%	$85,589	82.1%

Office Net Operating Income	$(841)	(0.7)%	$181,013	1,134.2%	$180,172	133.1%
Media & entertainment Net Operating Income	1,674	12.2%	—	—%	1,674	12.2%
Net Operating Income	$833	0.6%	$181,013	1,134.2%	$181,846	121.9%

Net Operating Income increased $181.8 million, or 121.9%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily resulting from:

•
A $181.0 million or 1,134.2% increase in net operating income from our non-same-store properties resulting primarily from the EOP Acquisition on April 1, 2015. The remaining increase is as a result of lease-up of our Element LA (Riot Games), 901 Market (Nordstrom Rack, Saks and Company, Nerdwallet), 3401 Exposition (Deluxe Entertainment Services) properties and income from our purchase of the Broadway properties-secured note receivable, which we purchased on August 19, 2014. This increase was partially offset by the sale of our First Financial property on March 5, 2015 and the sale of our Tierrasanta property on July 16, 2014.

•
A $0.8 million or 0.7% decrease in net operating income from our same-store office properties resulting primarily from a decrease in lease termination fees in the current year as compared to the prior year. During the year ended December 31, 2014 we received one-time lease termination fees from Fox Interactive ($3.1 million) and The Children’s Place ($1.2 million). The decrease was partially offset by the lease-up of our 1455 Market (Uber and Square) and Rincon Center (Sales Force) properties.

•
A $1.7 million or 12.2% increase in NOI from our same-store media and entertainment properties resulting primarily from the higher rental revenue generated by strong occupancy and heightened production activity at the Sunset Gower property, partially offset by our decision to take certain buildings and stages off-line to facilitate our ICON development and other longer-term plans for the Sunset Bronson property.

The year-over-year changes in the items that comprise same-store net operating income are primarily attributable to the factors discussed below.

Same-Store Office:

Office rental revenue increased $6.2 million or 4.5% to $142.9 million for the year ended December 31, 2015 compared to $136.7 million for the year ended December 31, 2014. The increase is primarily due to rental income relating to new leases signed at our 1455 Market (Uber and Square) and Rincon Center (Sales Force) properties at higher rents than expiring leases, partially offset by a one-time GAAP straight line rent write-off at our Howard Street property (Heald College).

Office tenant recoveries decreased by $5.2 million or 15.9% to $27.5 million for the year ended December 31, 2015 compared to $32.7 million for the year ended December 31, 2014. The decrease is primarily related to $3.6 million of one-time property tax recoveries resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to the third quarter of 2014.

Office parking and other revenue decreased by $4.2 million or 21.3% to $15.3 million for the year ended December 31, 2015 compared to $19.5 million for the year ended December 31, 2014. The decrease is primarily due to a one time termination fee at our 625 Second Street (Fox interactive) and 222 Kearny (The Children’s Place) properties recognized in 2014.

Office operating expenses decreased by $2.3 million or 3.3% to $67.1 million for the year ended December 31, 2015 compared to $69.5 million for the year ended December 31, 2014. The decrease is primarily due to one time property tax expenses of $4.7 million resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to the third quarter of 2014, partially offset by increases in operating expenses across all same store properties.

Same-Store Media & Entertainment:

Media and entertainment rental revenue, tenant recoveries and other property-related revenue decreased by $0.5 million or 1.3% to $39.1 million for the year ended December 31, 2015 compared to $39.6 million for the year ended December 31, 2014. The decrease is primarily due to the our decision to take certain buildings and stages off-line to facilitate the ICON development and other longer-term plans for the Sunset Bronson property, partially offset by higher tenant recoveries generated by strong occupancy at the Sunset Gower property.

Media and entertainment operating expenses decreased $2.2 million, or 8.4%, to $23.7 million for the year ended December 31, 2015 compared to $25.9 million for the year ended December 31, 2014. The decrease is the result of our decision to take certain buildings and stages off-line to facilitate the ICON development and other longer-term plans for the Sunset Bronson property, partially offset by additional lighting expense in connection with the heightened production activity at the Sunset Gower property.

Other Expense (Income)

General and administrative expenses includes wages and salaries for corporate level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $10.3 million, or 36.4%, to $38.5 million for the year ended December 31, 2015 compared to $28.3 million for the year ended December 31, 2014. The increase in general and administrative expenses was primarily attributable to the adoption of the 2015 OPP Plan and increased staffing to meet operational needs stemming from growth related to the EOP Acquisition, which was completed on April 1, 2015.

Depreciation and amortization expense increased $172.9 million, or 239.4%, to $245.1 million for the year ended December 31, 2015 compared to $72.2 million for the year ended December 31, 2014. The increase was primarily related to depreciation expenses associated with the EOP Acquisition on April 1, 2015. The remaining increase is a result of the assets associated with the early termination of a tenant at our Howard Street property, lease-up of our Element LA, 1455 Market, 901 Market Street and 3401 Exposition properties, partially offset by the reduction of depreciation expense as a result of the sale of our First Financial property on March 5, 2015 and sale of our Tierrasanta property on July 16, 2014.

Interest expense increased $24.7 million, or 95.4%, to $50.7 million for the year ended December 31, 2015 compared to $25.9 million for the year ended December 31, 2014. At December 31, 2015, we had $2,278.4 million, before deferred loan costs recorded as a net against the loan balance, of notes payable, compared to $957.5 million at December 31, 2014. The increase was primarily attributable to $1.3 billion of term loan borrowings used to finance the EOP Acquisition, partially offset by interest savings related to our repayment of indebtedness associated with our 6922 Hollywood, 275 Brannan and First and King properties and repayment of debt associated with the sale of our First Financial property on March 5, 2015.

Acquisition-related expenses increased $38.7 million, or 833.8%, to $43.3 million for the year ended December 31, 2015 compared to $4.6 million for the year ended December 31, 2014. The increase is primarily as a result of acquisition costs related to the EOP Acquisition.

Gain on sale of real estate increase by $24.9 million, or 450.2% to $30.5 million for the year ended December 31, 2015 compared to $5.5 million or the year ended December 31, 2014. The increase in gain on sale is a result of the sales of First Financial on March 5, 2015 for $89.0 million (before certain credits, prorations and closing costs) and Bay Park Plaza on September 29, 2015 for $90.0 million (before certain credits, prorations and closing costs) generating $30.5 million of gain on sale of real estate for the year ended December 31, 2015 as compared to a $5.5 million gain on sale of real estate for the year ended December 31, 2014 resulting from the sale of our Tierrasanta property for $19.5 million (before certain credits, prorations and closing costs) on July 16, 2014.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

	Year Ended December 31
Reconciliation to net income	2014	2013	Dollar Change	Percentage Change
Same-store net operating income	$98,036	$93,890	$4,146	4.4%
Non-same store net operating income	51,110	24,085	27,025	112.2%
General and administrative	(28,253)	(19,952)	(8,301)	41.6%
Depreciation and amortization	(72,216)	(70,063)	(2,153)	3.1%
Income from operations	$48,677	$27,960	$20,717	74.1%
Interest expense	(25,932)	(25,470)	(462)	1.8%
Interest income	30	272	(242)	(89.0)%
Acquisition-related expenses	(4,641)	(1,446)	(3,195)	221.0%
Other expense (income)	14	99	(85)	(85.9)%
Gain on sale of real estate	5,538	—	5,538	100.0%
Impairment loss from discontinued operations	—	(5,580)	5,580	(100.0)%
Net (loss) income from discontinued operations	(164)	1,571	(1,735)	(110.4)%
Net (loss) income	$23,522	$(2,594)	$26,116	(1,006.8)%

Same-store office statistics
Number of properties	13	13
Rentable square feet	3,281,515	3,266,632
Ending % leased	95.8%	95.0%		0.8%
Ending % occupied	93.0%	88.3%		5.3%
Average % occupied for the period	92.2%	88.6%		4.1%
Average annual rental rate per square foot	$34.89	$32.06	$2.83	8.8%

The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014			2013
	Same-Store	Non-Same-Store	Total	Same Store	Non-Same-Store	Total
Operating Revenues
Office
Rental	$102,388	$54,418	$156,806	$94,489	$30,350	$124,839
Tenant recoveries	24,225	10,284	34,509	21,867	4,003	25,870
Parking and other	14,883	7,588	22,471	11,707	3,025	14,732
Total office revenues	$141,496	$72,290	$213,786	$128,063	$37,378	$165,441

Media & Entertainment
Rental	$22,138	$—	$22,138	$23,003	$—	$23,003
Tenant recoveries	1,128	—	1,128	1,807	—	1,807
Other property-related revenue	15,751	—	15,751	15,072	—	15,072
Other	612	—	612	235	—	235
Total Media & Entertainment revenues	$39,629	$—	$39,629	$40,117	$—	$40,117

Total revenues	$181,125	$72,290	$253,415	$168,180	$37,378	$205,558

Operating expenses
Office operating expenses	$57,192	$21,180	$78,372	$50,141	$13,293	$63,434
Media & Entertainment operating expenses	25,897	—	25,897	24,149	—	24,149
Total operating expenses	$83,089	$21,180	$104,269	$74,290	$13,293	$87,583

Office Net Operating Income	$84,304	$51,110	$135,414	$77,922	$24,085	$102,007
Media & Entertainment Net Operating Income	13,732	—	13,732	15,968	—	15,968
Net Operating Income	$98,036	$51,110	$149,146	$93,890	$24,085	$117,975

	Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$7,899	8.4%	$24,068	79.3%	$31,967	25.6%
Tenant recoveries	2,358	10.8%	6,281	156.9%	8,639	33.4%
Parking and other	3,176	27.1%	4,563	150.8%	7,739	52.5%
Total office revenues	$13,433	10.5%	$34,912	93.4%	$48,345	29.2%

Media & Entertainment
Rental	$(865)	(3.8)%	$—	—%	$(865)	(3.8)%
Tenant recoveries	(679)	(37.6)%	—	—%	(679)	(37.6)%
Other property-related revenue	679	4.5%	—	—%	679	4.5%
Other	377	160.4%	—	—%	377	160.4%
Total Media & Entertainment revenues	$(488)	(1.2)%	$—	—%	$(488)	(1.2)%

Total revenues	$12,945	7.7%	$34,912	93.4%	$47,857	23.3%

Operating expenses
Office operating expenses	7,051	14.1%	7,887	59.3%	14,938	23.5%
Media & Entertainment operating expenses	1,748	7.2%	—	—%	1,748	7.2%
Total operating expenses	$8,799	11.8%	$7,887	59.3%	$16,686	19.1%

Office Net Operating Income	6,382	8.2%	27,025	112.2%	33,407	32.7%
Media & Entertainment Net Operating Income	(2,236)	(14.0)%	—	—%	(2,236)	(14.0)%
Net Operating Income	$4,146	4.4%	$27,025	112.2%	$31,171	26.4%

Net Operating Income increased $31.2 million, or 26.4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily resulting from:

•
A $27.0 million or 112.2% increase in net operating income from our non-same store properties primarily as a result of the acquisition of the Pinnacle II property and the Seattle portfolio in 2013 and the Merrill Place property in 2014.

•	A $6.4 million or 8.2% increase in net operating income from our same-store properties primarily as a result of the lease-up in our 1455 Market and Rincon properties.

•
A $2.2 million or 14.0% decrease in net operating income from our same-store media and entertainment properties as a result of the Company’s decision to take certain buildings and stages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property, partially offset by higher rental revenue and tenant recoveries generated by strong occupancy and heightened production activity at the Sunset Gower property.

The year-over-year changes in the items that comprise same store net operating income are primarily attributable to the factors discussed below.

Same-Store Office:

Office rental revenue increased $7.9 million or 8.4% to $102.4 million for the year ended December 31, 2014 compared to $94.5 million for the year ended December 31, 2013. The increase is primarily due to rental income relating to new leases signed at our 1455 Market and Rincon Center properties at higher rents than expiring leases partially offset by lower rental income from our 625 second street property as a result of an early termination from Fox Interactive Media, Inc. at our 625 Second Street property.

Office tenant recoveries increased by $2.4 million or 10.8% to $24.2 million for the year ended December 31, 2014 compared to $21.9 million for the year ended December 31, 2013. The increase is primarily due to a $3.3 million of one-time property tax recovery resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to this year, partially offset by lower recoveries at our 1455 Market property due to a change from a triple-net recovery structure from Bank of America to a modified gross recovery structure for Uber and Square tenants.

Office parking and other revenue increased by $3.2 million or 27.1% to $14.9 million for the year ended December 31, 2014 compared to $11.7 million for the year ended December 31, 2013. The increase is primarily due to a one-time termination fee at our 625 Second Street (Fox interactive) and 222 Kearny (The Children’s Place) properties recognized in 2014, offset by a decrease in termination fees at our 1455 Market property recognized in 2013.

Office operating expenses increased by $7.1 million or 14.1% to $57.2 million for the year ended December 31, 2014 compared to $50.1 million for the year ended December 31, 2013. The increase is primarily due to a one-time property tax expense resulting from the resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to this year.

Same-Store Media & Entertainment:

Media and entertainment rental revenue decreased by $0.9 million or 3.8% to $22.1 million for the year ended December 31, 2014 compared to $23.0 million for the year ended December 31, 2013. The decrease is primarily due to the Company’s decision to take certain buildings and stages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property, partially offset by higher rental revenue generated by strong occupancy at the Sunset Gower property.

Media and entertainment tenant recoveries decreased by $0.7 million or 37.6% to $1.1 million for the year ended December 31, 2014 compared to $1.8 million for the year ended December 31, 2013. The decrease is primarily due to the Company’s decision to take certain buildings and sages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property, partially offset by higher tenant recoveries generated by strong occupancy at the Sunset Gower property.

Media and entertainment other property-related revenue increased by $0.7 million or 4.5% to $15.8 million for the year ended December 31, 2014 compared to $15.1 million for the year ended December 31, 2013. The increase is primarily due to heightened production activity at the Sunset Gower property for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Media and entertainment other revenue increased by $0.4 million or 160.4% to $0.6 million for the year ended December 31, 2014 compared to $0.2 million for the year ended December 31, 2013. The increase is primarily due to increase in operating income from our United Recording studio operations.

Media and entertainment operating expenses increased $1.7 million, or 7.2%, to $25.9 million for the year ended December 31, 2014 compared to $24.1 million for the year ended December 31, 2013. Operating expenses for the year ended December 31, 2013 reflect a property tax reimbursement resulting from the reassessment of the Sunset Gower media and entertainment property of $0.8 million, with no comparable activity for the year ended December 31, 2014. The remaining difference relates additional lighting expense incurred in connection with the heightened production activity at the Sunset Gower property for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Other Expense (Income)

General and administrative expenses includes wages and salaries for corporate level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $8.3 million, or 41.6%, to $28.3 million for the year ended December 31, 2014 compared to $20.0 million for the year ended December 31, 2013. The increase in general and administrative expenses was primarily attributable to the adoption of the 2014 Outperformance Program, the costs associated with a one-year consulting arrangement with a former executive, and increased staffing to meet operational needs stemming from growth through the acquisition of office properties.

Depreciation and amortization expense increased $2.2 million, or 3.1%, to $72.2 million for the year ended December 31, 2014 compared to $70.1 million for the year ended December 31, 2013. The increase was primarily related to the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Interest expense increased $0.5 million, or 1.8%, to $25.9 million for the year ended December 31, 2014 compared to $25.5 million for the year ended December 31, 2013. At December 31, 2014, we had $960.5 million of notes payable, compared to $931.3 million at December 31, 2013. The increase was primarily attributable to interest expense for a full year on the indebtedness associated with our 275 Brannan property, the indebtedness associated with the Pinnacle II building acquired on June 14, 2013, the indebtedness associated with the acquisition of the Seattle Portfolio, the indebtedness associated with the redevelopments of our Element LA property, and amounts outstanding under our unsecured revolving credit facility, all partially offset by interest savings related to our repayment of indebtedness associated with our 625 Second Street property on November 1, 2013, and our repayment of indebtedness associated with our 6922 Hollywood property on October 1, 2014 and additional capitalized interest related to our redevelopment properties as compared to the same period last year.

Acquisition-related expenses increased $3.2 million, or 221.0%, to $4.6 million for the year ended December 31, 2014 compared to $1.4 million for the year ended December 31, 2013 as a result of acquisition costs related to the upcoming purchase of the EOP Northern California portfolio compared to by the acquisition costs related to the purchase of the Seattle portfolio in 2013.

Gain on sale of real estate.    On July 16, 2014, the Company completed the sale of its Tierrasanta property for $19.5 million (before certain credits, prorations, and closing costs). Accordingly, the Company recognized $5.5 million of gain on sale of real estate relates the current year with no comparable activity in the same period a year ago.

Net (loss) income from discontinued operations. During the year ended December 31, 2013, the Company sold its City Plaza property in Orange, California, for approximately $56.0 million (before certain credits, prorations and closing costs). Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for each of the periods presented. The Company also recognized $5.6 million of impairment loss in the year ended December 31, 2013, with no comparable activity in the current year.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $53.6 million of cash and cash equivalents at December 31, 2015.

On January 20, 2015, we closed the public offering of 12,650,000 shares of our common stock. We used $130.0 million of proceeds from that stock offering to fully pay down the $130.0 million outstanding balance on our unsecured credit facility.

As of December 31, 2015, we had total borrowing capacity of $400.0 million under our unsecured revolving credit facility, $230.0 million of which had been drawn.

On November 17, 2015, we entered into a New Term Loan Agreement that will allow us to draw $175.0 million related to a 5-year term loan and $125.0 million under a 7-year term loan. As of December 31, 2015 none of these amounts have been drawn.

We have an ATM program which allows us to sell up to $125.0 million of common stock, $14.5 million of which has been sold as of December 31, 2015.

We intend to use the unsecured revolving credit facility, New Term Loan Agreement and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

Based on the closing price of our common stock of $28.14 as of December 31, 2015, our ratio of debt to total market capitalization was approximately 35.7% (counting series A preferred units as debt) as of December 31, 2015. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units, plus the book value of our total consolidated indebtedness.

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

As of December 31, 2015, we had outstanding notes payable of $2.28 billion (before $1.3 million loan premium and $19.0 million of deferred finance costs), of which $1.34 billion, or 58.8%, was variable rate debt. $806.5 million of the variable rate debt is subject to the interest rate contracts described in Part IV, Item 15(a) “Financial Statement and Schedules—Note 7 to the Consolidated Financial Statements—Interest Rate Contracts”.

The following table sets forth information as of December 31, 2015 and December 31, 2014 with respect to the Company’s outstanding indebtedness.

	December 31, 2015			December 31, 2014
	Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Interest Rate(1)	Contractual Maturity Date
Unsecured Loans
Unsecured Revolving Credit Facility(2)	$230,000	$—		$130,000	$—		LIBOR+1.15% to 1.85%	4/1/2019(10)
5-Year Term Loan due April 2020(2)(3)	550,000	(5,571)		150,000	(870)		LIBOR+1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	—	—		—	—		LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(4)	350,000	(2,656)		—	—		LIBOR +1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)	—	—		—	—		LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(1,011)		—	—		4.34%	1/2/2023
Series B Notes	259,000	(2,378)		—	—		4.69%	12/16/2025
Series C Notes	56,000	(509)		—	—		4.79%	12/16/2027
Total Unsecured Loans	$1,555,000	$(12,125)		$280,000	$(870)

Mortgage Loans
Mortgage loan secured by Pinnacle II(5)	$86,228	$1,310	(6)	$87,421	3,056	(6)	6.31%	9/6/2016
Mortgage loan secured by 901 Market	30,000	(119)		49,600	(434)		LIBOR+2.25%	10/31/2016
Mortgage loan secured by Rincon Center(7)	102,309	(355)		104,126	(518)		5.13%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(8)(9)	115,001	(2,232)		97,000	(678)		LIBOR+2.25%	3/4/2019
Mortgage loan secured by Met Park North(10)	64,500	(509)		64,500	(521)		LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(7)	28,407	(421)		28,866	(493)		5.32%	3/11/2022
Mortgage loan secured by Pinnacle I(11)	129,000	(694)		129,000	(796)		3.95%	11/7/2022
Mortgage loan secured by Element L.A.	168,000	(2,584)		59,490	(1,066)		4.59%	11/6/2025
Mortgage loan secured by 275 Brannan	—	—		15,000	—		LIBOR+2.00%	N/A
Total mortgage loans before mortgage loan on real estate held for sale	$723,445	$(5,604)		$635,003	$(1,450)
Total	$2,278,445	$(17,729)		$915,003	$(2,320)

Mortgage loan on real estate held for sale
Mortgage loan secured by First Financial(12)	$—	$—		$42,449	$(369)		4.58%	N/A
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs. Interest rates are as of December 31, 2015, which may be different than the interest rates as of December 31, 2014 for corresponding indebtedness.

(2)	We have the option to make an irrevocable election to change the interest rate depending on our credit rating. As of December 31, 2015, no such election has been made.

(3)
Effective May 1, 2015, $300.0 million of the $550.0 million term loan has been effectively fixed at 2.66% to 3.56% through the use of an interest rate swap. See Part IV. Note 6 to the consolidated financial statements included elsewhere in this report for details.

(4)
Effective May 1, 2015, the outstanding balance of the term loan has been effectively fixed at 3.21% to 4.16% through the use of an interest rate swap. See Part IV. Note 6 the consolidated financial statements included elsewhere in this report for details.

(5)
This loan bore interest only for the first five years. Beginning with the payment due October 6, 2011, monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(6)	Represents unamortized amount of the non-cash mark-to-market adjustment.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(8)
Interest on $92.0 million of the outstanding loan balance has been effectively capped at 5.97% and 4.25% on $50.0 million and $42.0 million, respectively, of the loan through the use of two interest rate caps through February 11, 2016. See Part IV. Note 6 for details.

(9)	The maturity date may be extended once for an additional one-year term.

(10)
This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% through use of an interest rate swap. See Part IV. Note 6 the consolidated financial statements included elsewhere in this report for details.

(11)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(12)	This loan has been recorded as part of the liabilities associated with real estate held for sale as of December 31, 2014. The property was sold in 2015.

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2015, including any guaranteed or minimum commitments under contractual obligations.

	Payments Due by Period
Contractual Obligation	Total	2016	2017	2018	2019	2020	More than 5 years
Principal payments on mortgage loans	$2,278,445	$118,452	$2,705	$216,322	$2,885	$847,493	$1,090,588
Interest payments-fixed rate(1)	334	46	42	38	36	35	137
Interest payments-variable rate(2)	149	33	32	28	27	15	14
Operating leases	21,817	1,662	2,072	2,134	2,198	2,264	11,487
Tenant-related commitments	142,641	142,641	—	—	—	—	—
Ground leases(3)	480,530	12,085	12,208	14,070	14,120	14,120	413,927
Total:	$2,923,916	$274,919	$17,059	$232,592	$19,266	$863,927	$1,516,153
_________________

(1)	Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for fixed rate debts.

(2)
Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for variable rate debts, including those that are effectively fixed as a result of interest rate contracts and in instances where interest is paid based on a LIBOR margin, we used the average December LIBOR and current margin based on the leverage ratio as of December 31, 2015.

(3)
Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. Refer to Part IV, Item 15(a) “Financial Statement and Schedules—Note 7 to the Consolidated Financial Statements—Future Minimum Rent and Lease Payments” for details of our ground lease agreements.

Off Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements.

Cash Flows

Cash Flows

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014 is as follows:

	Year Ended December 31,
	2015	2014	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$174,856	$63,168	$111,688	176.8%
Net cash used in investing activities	(1,797,699)	(246,361)	(1,551,338)	629.7%
Net cash provided by financing activities	1,658,641	170,590	1,488,051	872.3%

Cash and cash equivalents were $53.6 million and $17.8 million at December 31, 2015 and 2014, respectively.

Operating Activities

Net cash provided by operating activities increased by $111.7 million or 176.8% to $174.9 million for the year ended December 31, 2015 as compared to $63.2 million for the year ended December 31, 2014. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, primarily from the EOP Acquisition, increased occupancy and higher rental revenue from our 1455 Market, Rincon Center, Element LA, 901 Market Street and 3401 Exposition properties, partially offset by the sale of our First Financial property on March 6, 2015 and Tierrasanta property on July 16, 2014. The increase was also attributable to an increase in accounts payable and accrued expenses, partially offset by an increase in leasing costs primarily related to our Element LA property, increase in general and administrative expenses, increase in interest expense due to $1.3 billion of borrowing associated with the acquisition of the EOP Northern California portfolio and an increase in acquisition-related costs associated with the EOP Acquisition as compared to the year-end December 31, 2014.

Investing Activities

Net cash used in investing activities increased by $1,551.3 million or 629.7% to $1,797.7 million for the year ended December 31, 2015 as compared to $246.4 million for year ended December 31, 2014. The increase was primarily attributable to the EOP Acquisition, the acquisition of 4th & Traction and the acquisition of 405 Mateo during the year ended December 31, 2015. The increase in investing activities was partially offset by the cash provided by the sale of our First Financial property on March 6, 2015 and the sale of our Bay Park Plaza asset on September 29, 2015 offset by the sale of Tierrasanta property on July 16, 2014.

Financing Activities

Net cash provided by financing activities increased by $1,488.1 million or 872.3% to $1,658.6 million for the year ended December 31, 2015 as compared to $170.6 million for the year ended December 31, 2014. The increase was primarily due to the $1.3 billion of borrowings associated with the EOP Acquisition, an increase in total proceeds generated by the issuance of common equity securities, after underwriters’ discounts, of approximately $385.6 million (before transaction costs) in 2015, compared to the issuance of equity securities generating total proceeds, after underwriters’ discounts, of approximately $197.5 million (before transaction costs) in 2014 and an increase in total net proceeds from our joint venture at our 1455 Market property of $217.8 million. The increase was partially offset by the redemption of our Series B preferred stock on December 10, 2015 for approximately $147.3 million, an increase in repayment of debt, an increase in dividends paid to common stock and unitholders and an increase in loan costs as compared to the year ended December 31, 2014.

Non-GAAP Supplemental Financial Measure: Funds From Operations

We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. The calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets.
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

The following table presents our FFO for the years ended December 31, 2015 and 2014 and a reconciliation of FFO to net income (loss):

	Year ended
	December 31, 2015	December 31, 2014
Net (loss) income	$(16,082)	$23,522
Adjustments:
Depreciation and amortization of real estate assets	244,182	72,003
Gain from Sale of Real Estate	(30,471)	(5,538)
FFO attributable to non-controlling interest	(14,216)	(5,260)
Net income attributable to preferred stock and units	(12,105)	(12,785)
FFO to common stockholders and unit holders	$183,413	$71,942

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

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan initially bore interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its original maturity of February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its original maturity of February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018. The interest rate contracts described above were not changed in connection with this loan amendment. Effective March 4, 2015, the terms of this loan were amended and restated to provide the ability to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019. The interest rate contracts described above were not changed in connection with this loan amendment, therefore $23.0 million of the outstanding loan balance is not covered by the interest rate cap described above.

On July 31, 2013, we closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by our Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 155 basis points. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.16% through the loans maturity on August 1, 2020.

Effective as of May 1, 2015, we entered into an interest rate contract with respect to $300.0 million of the $550.0 5-year term loan due April 2020 that swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. As a result, $300.0 million of the 5-year term loan facility currently bears interest at a rate equal to 2.66% to 3.56% per annum depending on our leverage ratio ($250.0 million of which is not subject to an interest rate contract). Effective as of May 1, 2015, we entered into an interest rate contract with respect to the entire $350.0 million 7-year term loan due April 2022 that swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022. As a result, this facility currently bears interest at a rate equal to 3.21% to 4.16% per annum depending on our leverage ratio.

The remaining variable debt rate, which consists of our unsecured revolving credit facility, unsecured term loans, as well as the loans on 901 Market property, are not subject to interest rate contracts.

For sensitivity purposes, with respect to the $230.0 million drawn under our unsecured revolving credit facility, the $550.0 million drawn under our 5-year term loan due April 2020 ($250.0 million of which is not subject to an interest rate contract), the $115.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties ($23.0 million of which is not subject to an interest rate contract), and the $30.0 million loan on our 901 Market property, if one-month LIBOR as of December 31, 2015 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $5.3 million.

As of December 31, 2015, we had outstanding notes payable of $2.28 billion (before loan premium), of which $1.34 billion, or 58.8%, was variable rate debt. $806.5 million of the variable rate debt is subject to the interest rate contracts. As of December 31, 2015, the estimated fair value of our fixed rate secured mortgage loans was $943.6 million. The estimated fair value of our variable rate debt equals the carrying value.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures (Hudson Pacific Properties, Inc.)

Hudson Pacific Properties, Inc. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, Inc.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, Hudson Pacific Properties, Inc. carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that Hudson Pacific Properties, Inc.’s disclosure controls and procedures were effective in providing a reasonable level of assurance that information Hudson Pacific Properties, Inc. is required to disclose in reports that Hudson Pacific Properties, Inc.’s file under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Disclosure Controls and Procedures (Hudson Pacific Properties, L.P.)

Hudson Pacific Properties, L.P. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, L.P.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, Hudson Pacific Properties, L.P. carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.) concluded, as of that time, that Hudson Pacific Properties, L.P.’s disclosure controls and procedures were effective in providing a reasonable level of assurance that information Hudson Pacific Properties, L.P. is required to disclose in reports that Hudson Pacific Properties, L.P. files under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, Inc.)

There have been no changes that occurred during the fourth quarter of the year covered by this report in Hudson Pacific Properties, Inc.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, L.P.)

There have been no changes that occurred during the fourth quarter of the year covered by this report in Hudson Pacific Properties, L.P.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting (Hudson Pacific Properties, Inc.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2015. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2015, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.

Management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc., does not expect that Hudson Pacific Properties, Inc.’s disclosure controls and procedures, or Hudson Pacific Properties, Inc.’s internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Annual Report on Internal Control over Financial Reporting (Hudson Pacific Properties, L.P.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2015. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2015, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.

Management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), does not expect that Hudson Pacific Properties, L.P.’s disclosure controls and procedures, or Hudson Pacific Properties, L.P.’s internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)

The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2015.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2016.

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

(3)  Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of December 6, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and certain affiliates of The Blackstone Group L.P.(35)
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.(2)
3.2	Amended and Restated Bylaws of Hudson Pacific Properties, Inc.(2)
3.3	Form of Articles Supplementary of Hudson Pacific Properties, Inc.(9)
3.4	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc. (36)
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.(5)
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.(9)
4.3	Stockholders Agreement, dated as of April 1, 2015, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., and the other parties thereto.(35)
4.4	Registration Rights Agreement, dated as of April 1, 2015, by and among Hudson Pacific Properties, Inc. and the other parties thereto.(35)
10.1	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. dated as of December 17, 2015.***
10.2	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.(8)
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.(8)
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.(8)
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.(8)
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.(8)
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.(8)
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.(8)
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.(8)
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.(8)
10.12	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.(8)
10.13	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.(8)
10.14	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(5) *
10.15	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(5) *
10.16	Hudson Pacific Properties, Inc. Director Stock Plan.(9) *
10.17	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
10.18
Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)

10.19	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
10.20	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.(1)
10.21
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of the Farallon Funds, dated as of February 15, 2010.(1)

10.22
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.(1)

10.23
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.(1)

10.24
Subscription Agreement by and among Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institution Partners III, L.P., Victor J. Coleman and Hudson Pacific Properties, Inc. dated as of February 15, 2010.(2)

10.25	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.(7)
10.26	Agreement of Purchase and Sale and Joint Escrow Instructions between Del Amo Fashion Center Operating Company and Hudson Capital, LLC dated as of May 18, 2010.(4)
10.27
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

10.28	First Modification Agreement between Sunset Bronson Entertainment Properties, LLC and Wells Fargo Bank, N.A. dated as of June 29, 2010.(5)
10.29	Amended and Restated First Modification Agreement between Sunset Bronson Entertainment Properties, LLC and Wells Fargo Bank, N.A. dated as of June 20, 2010.(7)
10.30
Loan Agreement among Sunset Bronson Entertainment Properties, L.L.C., as Borrower, Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Bookrunner, and lenders party thereto, dated as of May 12, 2008.(6)

10.31	Conditional Consent Agreement between GLB Encino, LLC, as Borrower, and SunAmerica Life Insurance Company, as Lender, dated as of June 10, 2010.(6)
10.32
Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.(6)

10.33	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.(6)
10.34	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.(6)
10.35	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.(6)
10.36	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.(6)
10.37
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

10.38	Purchase and Sale Agreement, dated September 15, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.(9)
10.39	First Amendment to Purchase and Sale Agreement, dated October 1, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.(9)
10.40
Term Loan Agreement by and between Sunset Bronson Entertainment Properties, LLC and Sunset Gower Entertainment Properties, LLC, as Borrowers, and Wells Fargo Bank, National Association, as Lender, dated February 11, 2011.(10)

10.41	Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.(12)
10.42	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.(13)
10.43	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.(13)
10.44
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

10.45
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

10.46
First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011. (11)

10.47
Subscription Amendment by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated April 26, 2011.(15)

10.48	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.(11)
10.49	Indemnification Agreement, dated October 1, 2011, by and between Hudson Pacific Properties, Inc. and Patrick Whitesell. (16)
10.50	2012 Outperformance Award Agreement.(17)*
10.51
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

10.52	Limited Liability Company Agreement of Hudson MC Partners, LLC, dated as of November 8, 2012.(21)
10.53	Acquisition and Contribution Agreement between Media Center Development, LLC and P2 Hudson Partners, LLC for Pinnacle 2 Property Located at 3300 West Olive Avenue, Burbank, California.(21)
10.54	Loan Agreement dated as of November 8, 2012 between P1 Hudson MC Partners, LLC, as Borrower and Jefferies Loancore LLC, as Lender.(21)

10.55	First Amendment to Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(19)
10.56	2013 Outperformance Award Agreement.(20)*
10.57
Amendment No. 1 to the Credit Agreement among the Company, Hudson Pacific Properties, L.P., as Borrower, and each of the Lenders party thereto (as defined in the original credit agreement, dated August 3, 2012).(24)

10.58
Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.(25)

10.59
First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.(26)

10.60	Supplemental Federal Income Tax Considerations.(27)
10.61	2014 Outperformance Award Agreement.(28)*
10.62	Addendum to Outperformance Agreement.(29)*
10.63	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(30)*
10.64	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(30)*
10.65	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(30)*
10.66	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Dale Shimoda.(30)*
10.67	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Alex Vouvalides.(30)*
10.68	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Barclays Capital Inc. (32)
10.69
Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.  (32)

10.70	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and KeyBanc Capital Markets Inc. (32)
10.71	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Wells Fargo Securities, LLC. (32)
10.72
Amended and Restated Credit Agreement by and among Hudson Pacific Properties, L.P., as borrower, and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Lead Arrangers and Joint Bookrunners, Bank of America, N.A., and Barclays Bank PLC, as Syndication Agents, and Keybank National Association, as Documentation Agent, dated September 23, 2014. (31)

10.73
Bridge Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.(33)

10.74	Backstop Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.(33)
10.75	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.
10.76	2015 Outperformance Award Agreement. (34)*
10.77	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P. (35)
10.78
Second Amended and Restated Credit Agreement, dated as of March 31, 2015, by and among Hudson Pacific Properties, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, and Keybanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, with respect to the Existing Facilities, and Wells Fargo Securities LLC and Keybanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, with respect to the 7-Year Term Loan Facility, Bank of America, N.A., and KeyBank National Association, as syndication agents with respect to the Existing Facilities, and KeyBank National Association, as syndication agent with respect to the 7-Year Term Loan Facility, Barclays Bank PLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Royal Bank of Canada, Goldman Sachs Bank USA, and U.S. Bank National Association, as documentation agents with respect to the Existing Facilities, and the lenders party thereto. (33)

10.79
Term Loan Credit Agreement, dated as of March 31, 2015, by and among Hudson Pacific Properties, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner and Smith, Incorporated, and Goldman Sachs Bank USA, as joint lead arrangers and joint bookrunners, and the lenders party thereto. (33)

10.80	Hudson Pacific Properties, inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (2012 Outperformance program) Restricted Stock Unit Award Agreement. (35)
10.81	Addendum to 2014 Outperformance Award Agreement. (35)
10.82	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program. (37)
10.83	First Amendment to Employment Agreement, dated as of September 18, 2015, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(38)*

10.84	Loan Agreement dated as of October 9, 2015 between Hudson Element LA, LLC, as Borrower and Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, collectively, as Lender. (38)
10.85
Term Loan Credit Agreement, dated as of November 17, 2015, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporation, as the lead arrangers for the 5-Year Term Loan Facility, and Wells Fargo Securities, LLC, and U.S. Bank National Association, as the lead arrangers for the 7-Year Term Loan Facility, and Bank of America, N.A., as syndication agent for the 5-Year Term Loan Facility, and U.S. Bank National Association, as syndication agent for the 7-Year Term Loan Facility, and MUFG Union Bank, N.A., as documentation agent for the 5-Year Term Loan Facility. (39)

10.86	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein. (39)
10.87
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of November 17, 2015, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent. (39)

10.88
Amendment No. 2 to Term Loan Credit Agreement, dated as of November 17, 2015, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent. (39)

10.89	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2016. (40)*
10.90	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2016. (40)*
10.91	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher Barton, dated January 1, 2016. (40)*
10.92	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alex Vouvalides, dated January 1, 2016. (40)*
10.93	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement. (40)*
10.94	Form of Issuer Agreement among the Company, the lenders party thereto, and certain affiliates of The Blackstone Group L.P. (41)
10.95	Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield.*
10.96	Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (2013 Outperformance Program).
12.1	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2015, 2014, 2013, 2012, and 2011
22.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
99.1	Certificate of Correction.(18)
101
The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.

(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.
(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 12, 2012.
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2013.
(21)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(22)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2013.
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2013.
(26)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2013.
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 3, 2014.
(29)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(30)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 27, 2014.
(31)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 29, 2014.
(32)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(33)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 11, 2014.
(34)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 2, 2015.
(35)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2015.
(36)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 2, 2015.
(37)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(38)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(39)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 20, 2015.

(40)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2015.
(41)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 5, 2016.
*	Denotes a management contract or compensatory plan or arrangement.
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

***	This exhibit is being refiled to correct scrivener's errors contained in the version filed as exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

February 26, 2016	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2016
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2016
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 26, 2016
Theodore R. Antenucci
/S/ FRANK COHEN	Director	February 26, 2016
Frank Cohen
/S/ RICHARD B. FRIED	Director	February 26, 2016
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 26, 2016
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 26, 2016
Robert L. Harris II
/S/ MARK D. LINEHAN	Director	February 26, 2016
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 26, 2016
Robert M. Moran, Jr.
/S/ MICHAEL NASH	Director	February 26, 2016
Michael Nash
/S/ BARRY A. PORTER	Director	February 26, 2016
Barry A. Porter

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

February 26, 2016	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2016
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Operating Officer and Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2016
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 26, 2016
Theodore R. Antenucci
/S/ FRANK COHEN	Director	February 26, 2016
Frank Cohen
/S/ RICHARD B. FRIED	Director	February 26, 2016
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 26, 2016
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 26, 2016
Robert L. Harris II
/S/ MARK D. LINEHAN	Director	February 26, 2016
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 26, 2016
Robert M. Moran, Jr.
/S/ MICHAEL NASH	Director	February 26, 2016
Michael Nash
/S/ BARRY A. PORTER	Director	February 26, 2016
Barry A. Porter

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer, President and Chairman of the Board of Directors

/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Operating Officer, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Hudson Pacific Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hudson Pacific Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Pacific Properties, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Irvine, California
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Pacific Properties, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Irvine, California
February 26, 2016

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
REAL ESTATE ASSETS
Land	$1,283,751	$620,805
Building and improvements	3,964,630	1,284,602
Tenant improvements	293,131	116,317
Furniture and fixtures	9,586	13,721
Property under development	218,438	135,850
Total real estate held for investment	5,769,536	2,171,295
Accumulated depreciation and amortization	(269,074)	(134,657)
Investment in real estate, net	5,500,462	2,036,638
Cash and cash equivalents	53,551	17,753
Restricted cash	18,010	14,244
Accounts receivable, net	21,159	16,247
Notes receivable	28,684	28,268
Straight-line rent receivables	59,636	33,006
Deferred leasing costs and lease intangible assets, net	318,031	102,023
Interest rate contracts	2,061	3
Goodwill	8,754	8,754
Prepaid expenses and other assets	27,292	10,039
Assets associated with real estate held for sale	216,395	68,165
TOTAL ASSETS	$6,254,035	$2,335,140
LIABILITIES AND EQUITY
Notes payable, net	$2,260,716	$912,683
Accounts payable and accrued liabilities	84,048	36,844
Lease intangible liabilities, net	95,208	40,969
Security deposits	21,302	6,257
Prepaid rent	38,245	8,600
Interest rate contracts	2,010	1,750
Liabilities associated with real estate held for sale	13,292	42,845
TOTAL LIABILITIES	2,514,821	1,049,948
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 per unit liquidation preference, no outstanding shares at December 31, 2015, 5,800,000 shares outstanding at December 31, 2014.	—	145,000
Common stock, $0.01 par value, 490,000,000 authorized, 89,153,780 shares and 66,797,816 shares outstanding at December 31, 2015 and 2014, respectively.	891	668
Additional paid-in capital	1,710,979	1,070,833
Accumulated other comprehensive deficit	(1,081)	(2,443)
Accumulated deficit	(44,955)	(34,884)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,665,834	1,179,174
Non-controlling interest—members in Consolidated Entities	262,625	42,990
Non-controlling common units in the Operating Partnership	1,800,578	52,851
TOTAL EQUITY	3,729,037	1,275,015
TOTAL LIABILITIES AND EQUITY	$6,254,035	$2,335,140

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues
Office
Rental	$394,543	$156,806	$124,839
Tenant recoveries	66,235	34,509	25,870
Parking and other	20,940	22,471	14,732
Total office revenues	481,718	213,786	165,441
Media & Entertainment
Rental	23,027	22,138	23,003
Tenant recoveries	943	1,128	1,807
Other property-related revenue	14,849	15,751	15,072
Other	313	612	235
Total Media & Entertainment revenues	39,132	39,629	40,117
Total revenues	520,850	253,415	205,558
Operating expenses
Office operating expenses	166,131	78,372	63,434
Media & Entertainment operating expenses	23,726	25,897	24,149
General and administrative	38,534	28,253	19,952
Depreciation and amortization	245,071	72,216	70,063
Total operating expenses	473,462	204,738	177,598
Income from operations	47,388	48,677	27,960
Other expense (income)
Interest expense	50,667	25,932	25,470
Interest income	(124)	(30)	(272)
Acquisition-related expenses	43,336	4,641	1,446
Other expense (income)	62	(14)	(99)
Total other expenses	93,941	30,529	26,545
(Loss) income from continuing operations before gain on sale of real estate	(46,553)	18,148	1,415
Gain on sale of real estate	30,471	5,538	—
(Loss) income from continuing operations	(16,082)	23,686	1,415
(Loss) income from discontinued operations	—	(164)	1,571
Impairment loss from discontinued operations	—	—	(5,580)
Net (loss) income from discontinued operations	—	(164)	(4,009)
Net (loss) income	$(16,082)	$23,522	$(2,594)
Net income attributable to preferred stock and units	(12,105)	(12,785)	(12,893)
Original issuance costs of redeemed Series B preferred stock (note 9)	(5,970)	—	—
Net income attributable to restricted shares	(356)	(274)	(300)
Net (income) loss attributable to non-controlling interest in consolidated entities	(3,853)	(149)	321
Net loss (income) attributable to common units in the Operating Partnership	21,969	(359)	633
Net (loss) income attributable to Hudson Pacific Properties, Inc. common stockholders	$(16,397)	$9,955	$(14,833)
Basic and diluted per share amounts:
Net (loss) income from continuing operations attributable to common stockholders	$(0.19)	$0.15	$(0.20)
Net (loss) income from discontinued operations	—	—	(0.07)
Net (loss) income attributable to common stockholders’ per share—basic	$(0.19)	$0.15	$(0.27)
Net (loss) income attributable to common stockholders’ per share—diluted	(0.19)	0.15	(0.27)
Weighted average shares of common stock outstanding—basic	85,927,216	65,792,447	55,182,647
Weighted average shares of common stock outstanding—diluted	85,927,216	66,509,447	55,182,647

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(16,082)	$23,522	$(2,594)
Other comprehensive income (loss): cash flow hedge adjustment	2,597	(1,499)	303
Comprehensive (loss) income	(13,485)	22,023	(2,291)
Comprehensive income attributable to preferred stock and units	(12,105)	(12,785)	(12,893)
Comprehensive income attributable to redemption of series B preferred stock (note 9)	(5,970)	—	—
Comprehensive income attributable to restricted shares	(356)	(274)	(300)
Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	(3,853)	(149)	321
Comprehensive (income) loss attributable to common units in the Operating Partnership	20,734	(306)	620
Comprehensive (loss) income attributable to Hudson Pacific Properties, Inc. common stockholders	$(15,035)	$8,509	$(14,543)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest — Members in Consolidated Entities	Total Equity
Balance, January 1, 2013	47,496,732	$475	$145,000	$726,605	$(30,580)	$(1,287)	$55,549	$1,460	$897,222
Contributions	—	—	—	—	—	—	—	45,704	45,704
Distributions	—	—	—	—	—	—	—	(1,160)	(1,160)
Proceeds from sale of common stock, net of underwriters’ discount	9,812,644	98	—	202,444	—	—	—	—	202,542
Common stock issuance transaction costs	—	—	—	(577)	—	—	—	—	(577)
Issuance of unrestricted stock	5,756	—	—	—	—	—	—	—	—
Issuance of restricted stock	44,219	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,415)	—	—	—	—	—	—	—	—
Shares repurchased	(125,737)	(1)	—	(2,755)	—	—	—	—	(2,756)
Declared Dividend	—	—	(12,144)	(28,415)	—	—	(1,192)	—	(41,751)
Amortization of stock-based compensation	—	—	—	6,682	—	—	—	—	6,682
Net income (loss)	—	—	12,144	—	(14,533)	—	(633)	(321)	(3,343)
Cash Flow Hedge Adjustment	—	—	—	—	—	290	13	—	303
Balance, December 31, 2013	57,230,199	$572	$145,000	$903,984	$(45,113)	$(997)	$53,737	$45,683	$1,102,866
Distributions	—	—	—	—	—	—	—	(2,842)	(2,842)
Proceeds from sale of common stock, net of underwriters’ discount	9,563,500	96	—	197,372	—	—	—	—	197,468
Common stock issuance transaction costs	—	—	—	(1,599)	—	—	—	—	(1,599)
Issuance of unrestricted stock	6,922	—	—	—	—	—	—	—	—
Shares repurchased	(2,805)	—	—	(3,129)	—	—	—	—	(3,129)
Declared Dividend	—	—	(12,144)	(33,774)	—	—	(1,192)	—	(47,110)
Amortization of stock-based compensation	—	—	—	7,979	—	—	—	—	7,979
Net income (loss)	—	—	12,144	—	10,229	—	359	149	22,881
Cash Flow Hedge Adjustment	—	—	—	—	—	(1,446)	(53)	—	(1,499)
Balance, December 31, 2014	66,797,816	$668	$145,000	$1,070,833	$(34,884)	$(2,443)	$52,851	$42,990	$1,275,015
Contributions	—	—	—	—	—	—	—	217,795	217,795
Distributions	—	—	—	—	—	—	—	(2,013)	(2,013)
Proceeds from sale of common stock, net of underwriters’ discount	12,650,000	127	—	385,462	—	—	—	—	385,589
Common stock issuance transaction costs	—	—	—	(4,969)	—	—	—	—	(4,969)
Redemption of Series B Preferred Stock	—	—	(145,000)	—	—	—	—	—	(145,000)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY—(Continued)
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest — Members in Consolidated Entities	Total Equity
Issuance of common units for acquisition properties	—	—	—	—	—	—	1,814,936	—	1,814,936
Issuance of unrestricted stock	8,820,482	87	—	285,358	—	—	—	—	285,445
Issuance of restricted stock	36,223	—	—	—	—	—	—	—	—
Shares repurchased	(85,469)	—	—	(5,128)	—	—	—	—	(5,128)
Declared Dividend	—	—	(11,469)	(50,244)	—	—	(25,631)	—	(87,344)
Amortization of stock-based compensation	—	—	—	8,832	—	—	—	—	8,832
Net income (loss)	—	—	11,469	—	(10,071)	—	(21,969)	3,853	(16,718)
Cash Flow Hedge Adjustment	—	—	—	—	—	1,362	1,235	—	2,597
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	934,728	9	—	20,835	—	—	(20,844)	—	—
Balance, December 31, 2015	89,153,780	$891	$—	$1,710,979	$(44,955)	$(1,081)	$1,800,578	$262,625	$3,729,037

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(16,082)	$23,522	$(2,594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	245,071	72,216	70,852
Amortization of deferred financing costs and loan premium, net	4,746	949	486
Amortization of stock based compensation	8,421	7,559	6,454
Straight-line rent receivables	(29,392)	(13,362)	(10,383)
Amortization of above-market leases	12,534	2,026	2,542
Amortization of below-market leases	(34,607)	(7,661)	(8,570)
Amortization of lease incentive costs	581	425	36
Bad debt expense	170	(97)	959
Amortization of ground lease intangible	2,050	248	247
Amortization of discount and net origination fees on purchased and originated loans	(416)	(156)	—
(Gain) loss on real estate	(30,471)	(5,538)	5,580
Change in operating assets and liabilities:
Restricted cash	(927)	(333)	807
Accounts receivable	(5,734)	(7,375)	3,557
Lease intangibles	(28,980)	(12,266)	(24,213)
Prepaid expenses and other assets	(17,032)	(1,602)	(803)
Accounts payable and accrued liabilities	18,342	3,114	957
Security deposits	15,351	485	(500)
Prepaid rent	31,231	1,014	(3,867)
Net cash provided by operating activities	$174,856	$63,168	$41,547
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	$(170,590)	$(123,298)	$(87,153)
Property acquisitions	(1,804,597)	(113,580)	(389,883)
Acquisition of Notes receivable	—	(28,112)	—
Proceeds from sale of real estate	177,488	18,629	52,994
Net cash used in investing activities	$(1,797,699)	$(246,361)	$(424,042)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	$2,234,687	$448,972	$444,927
Payments of notes payable	(913,694)	(417,508)	(202,122)
Proceeds from issuance of common stock	385,589	197,468	202,542
Redemption of Series B preferred stock	(145,000)	—	—
Common stock issuance transaction costs	(4,969)	(1,599)	(577)
Dividends paid to common stock and unit holders	(75,875)	(34,966)	(29,607)
Dividends paid to preferred stock and unit holders	(12,071)	(12,785)	(12,893)
Contributions by members	217,795	—	—
Redemption of 6.25% series A cumulative redeemable preferred units	—	(298)	(2,000)
Distribution to non-controlling member in consolidated real estate entity	(2,013)	(2,842)	(1,160)
Repurchase of vested restricted stock	(5,128)	(3,129)	(2,756)
Payments of loan costs	(20,680)	(2,723)	(2,407)
Net cash provided by financing activities	$1,658,641	$170,590	$393,947
Net increase (decrease) in cash and cash equivalents	35,798	(12,603)	11,452
Cash and cash equivalents — beginning of period	$17,753	$30,356	$18,904
Cash and cash equivalents-end of period	$53,551	$17,753	$30,356

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$50,208	$32,107	$28,894
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(27,972)	$(4,720)	$(2,554)
Issuance of Common stock in connection with property acquisition (note 3)	$87	$—	$—
Additional paid-in capital in connection with property acquisition (note 3)	$285,358	$—	$—
Assumption of secured debt in connection with property acquisitions	$—	$—	$102,299
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net (Note 3)	$—	$(449)	$(2,423)
Non-controlling common units in the Operating Partnership in connection with property acquisition	$1,814,936	$—	$—
Non-controlling interest in consolidated real estate entity	$—	$—	$45,704

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Partners of Hudson Pacific Properties, L.P.

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. (the “Operating Partnership”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Operating Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Operating Partnership at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method for reporting discontinued operations effective January 1, 2014.

/s/    ERNST & YOUNG LLP

Irvine, California
February 26, 2016

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	December 31, 2015	December 31, 2014
ASSETS
REAL ESTATE ASSETS
Land	$1,283,751	$620,805
Building and improvements	3,964,630	1,284,602
Tenant improvements	293,131	116,317
Furniture and fixtures	9,586	13,721
Property under development	218,438	135,850
Total real estate held for investment	5,769,536	2,171,295
Accumulated depreciation and amortization	(269,074)	(134,657)
Investment in real estate, net	5,500,462	2,036,638
Cash and cash equivalents	53,551	17,753
Restricted cash	18,010	14,244
Accounts receivable, net	21,159	16,247
Notes receivable	28,684	28,268
Straight-line rent receivables	59,636	33,006
Deferred leasing costs and lease intangible assets, net	318,031	102,023
Interest rate contracts	2,061	3
Goodwill	8,754	8,754
Prepaid expenses and other assets	27,292	10,039
Assets associated with real estate held for sale	216,395	68,165
TOTAL ASSETS	$6,254,035	$2,335,140
Liabilities
Notes payable	$2,260,716	$912,683
Accounts payable and accrued liabilities	84,048	36,844
Deferred leasing costs and lease intangible liabilities	95,208	40,969
Security deposits	21,302	6,257
Prepaid rent	38,245	8,600
Interest rate collar liability	2,010	1,750
Obligations associated with real estate held for sale	13,292	42,845
TOTAL LIABILITIES	2,514,821	1,049,948
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,177
Capital
Partners' Capital:
8.375% series B cumulative redeemable preferred stock, $25.00 per unit liquidation preference, no outstanding shares at December 31, 2015, 5,800,000 shares outstanding at December 31, 2014.	—	145,000
Common units, 145,450,095 and 69,180,379 issued and outstanding at December 31, 2015 and 2014, respectively	3,466,412	1,087,025
Total Hudson Pacific Properties, L.P. Capital	3,466,412	1,232,025
Non-controlling interest—members in Consolidated Entities	262,625	42,990
TOTAL CAPITAL	3,729,037	1,275,015
TOTAL LIABILITIES AND CAPITAL	$6,254,035	$2,335,140

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues
Office
Rental	$394,543	$156,806	$124,839
Tenant recoveries	66,235	34,509	25,870
Parking and other	20,940	22,471	14,732
Total office revenues	481,718	213,786	165,441
Media & Entertainment
Rental	23,027	22,138	23,003
Tenant recoveries	943	1,128	1,807
Other property-related revenue	14,849	15,751	15,072
Other	313	612	235
Total Media & Entertainment revenues	39,132	39,629	40,117
Total revenues	520,850	253,415	205,558
Operating expenses
Office operating expenses	166,131	78,372	63,434
Media & Entertainment operating expenses	23,726	25,897	24,149
General and administrative	38,534	28,253	19,952
Depreciation and amortization	245,071	72,216	70,063
Total operating expenses	473,462	204,738	177,598
Income from operations	47,388	48,677	27,960
Other expense (income)
Interest expense	50,667	25,932	25,470
Interest income	(124)	(30)	(272)
Acquisition-related expenses	43,336	4,641	1,446
Other expense (income)	62	(14)	(99)
	93,941	30,529	26,545
(Loss) income from continuing operations before gain on sale of real estate	(46,553)	18,148	1,415
Gain on sale of real estate	30,471	5,538	—
(Loss) income from continuing operations	(16,082)	23,686	1,415
(Loss) income from discontinued operations	—	(164)	1,571
Impairment loss from discontinued operations	—	—	(5,580)
Net (loss) income from discontinued operations	—	(164)	(4,009)
Net (loss) income	$(16,082)	$23,522	$(2,594)
Net loss (income) attributable to non-controlling interest in consolidated entities	(3,853)	(149)	321
Net (loss) income attributable to Hudson Pacific Properties, L.P.	$(19,935)	$23,373	$(2,273)
Preferred distributions—Series A units	(636)	(641)	(749)
Preferred distributions—Series B units	(11,469)	(12,144)	(12,144)
Original issuance costs of redeemed Series B preferred units (note 9)	(5,970)	—	—
Total preferred distributions	$(18,075)	$(12,785)	$(12,893)
Net income attributable to restricted shares	$(356)	$(274)	$(300)
Net (loss) income available to common unitholders	$(38,366)	$10,314	$(15,466)
Basic and diluted per unit amounts:
Net (loss) income from continuing operations attributable to common unitholders	$(0.30)	$0.15	$(0.20)
Net income (loss) from discontinued operations	—	—	(0.07)
Net (loss) income attributable to common unitholders per unit—basic and diluted	$(0.30)	$0.15	$(0.27)
Net (loss) income attributable to common unitholders per unit—diluted	$(0.30)	0.15	(0.27)
Weighted average shares of common units outstanding—basic and diluted	128,948,077	68,175,010	57,565,210
Weighted average shares of common units outstanding—diluted	128,948,077	68,721,339	57,565,210

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(16,082)	$23,522	$(2,594)
Other comprehensive income (loss): cash flow hedge adjustment	2,597	(1,499)	303
Comprehensive (loss) income	(13,485)	22,023	(2,291)
Comprehensive income attributable to Series A preferred units	(636)	(641)	(749)
Comprehensive income attributable to Series B preferred units	(11,469)	(12,144)	(12,144)
Comprehensive income attributable to original issuance costs related to redeemed Series B preferred units (note 9)	(5,970)	—	—
Comprehensive income attributable to restricted shares	(356)	(274)	(300)
Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	(3,853)	(149)	321
Comprehensive (loss) income attributable to common unit holders	(17,338)	21,874	(1,970)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Total Partners' Capital	Non-controlling Interest — Members in Consolidated Entities	Total Capital
Balance, January 1, 2013	145,000	49,879,295	750,762	895,762	1,460	897,222
Contributions	—	—	—	—	45,704	45,704
Distributions	—	—	—	—	(1,160)	(1,160)
Proceeds from sale of common units, net of underwriters’ discount	—	9,812,644	202,542	202,542	—	202,542
Common unit issuance transaction costs	—	—	(577)	(577)	—	(577)
Issuance of unrestricted units	—	5,756	—	—	—	—
Issuance of restricted units	—	44,219	—	—	—	—
Forfeiture of restricted units	—	(3,415)	—	—	—	—
Units repurchased	—	(125,737)	(2,756)	(2,756)	—	(2,756)
Declared Distributions	(12,144)	—	(29,607)	(41,751)	—	(41,751)
Amortization of unit based compensation	—	—	6,682	6,682	—	6,682
Net income (loss)	12,144	—	(15,166)	(3,022)	(321)	(3,343)
Cash Flow Hedge Adjustment	—	—	303	303	—	303
Balance at December 31, 2013	145,000	59,612,762	912,183	1,057,183	45,683	1,102,866
Distributions	—	—	—	—	(2,842)	(2,842)
Proceeds from sale of common units, net of underwriters’ discount	—	9,563,500	197,468	197,468	—	197,468
Equity offering transaction costs	—	—	(1,599)	(1,599)	—	(1,599)
Issuance of unrestricted units	—	6,922	—	—	—	—
Units repurchased	—	(2,805)	(3,129)	(3,129)	—	(3,129)
Declared distributions	(12,144)	—	(34,966)	(47,110)	—	(47,110)
Amortization of unit based compensation	—	—	7,979	7,979	—	7,979
Net income	12,144	—	10,588	22,732	149	22,881
Cash flow hedge adjustment	—	—	(1,499)	(1,499)	—	(1,499)
Balance, December 31, 2014	145,000	69,180,379	1,087,025	1,232,025	42,990	1,275,015
Contributions	—	—	—	—	217,795	217,795
Distributions	—	—	—	—	(2,013)	(2,013)
Proceeds from sale of common units, net of underwriters’ discount	—	12,650,000	385,589	385,589	—	385,589
Equity offering transaction costs	—	—	(4,969)	(4,969)	—	(4,969)
Issuance of unrestricted units	—	63,668,962	2,100,381	2,100,381	—	2,100,381
Issuance of restricted units	—	36,223	—	—	—	—
Units repurchased	—	(85,469)	(5,128)	(5,128)	—	(5,128)
Declared distributions	(11,469)	—	(75,875)	(87,344)	—	(87,344)
Amortization of unit based compensation	—	—	8,832	8,832	—	8,832
Net income	11,469	—	(32,040)	(20,571)	3,853	(16,718)
Cash Flow Hedge Adjustment	—	—	2,597	2,597	—	2,597
Redemption of Series B Preferred Stock	(145,000)	—	—	(145,000)	—	(145,000)
Balance, December 31, 2015	—	145,450,095	3,466,412	3,466,412	262,625	3,729,037
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(16,082)	$23,522	$(2,594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	245,071	72,216	70,852
Amortization of deferred financing costs and loan premium, net	4,746	949	486
Amortization of stock based compensation	8,421	7,559	6,454
Straight-line rent receivables	(29,392)	(13,362)	(10,383)
Amortization of above-market leases	12,534	2,026	2,542
Amortization of below-market leases	(34,607)	(7,661)	(8,570)
Amortization of lease incentive costs	581	425	36
Bad debt expense	170	(97)	959
Amortization of ground lease	2,050	248	247
Amortization of discount and net origination fees on purchased and originated loans	(416)	(156)	—
(Gain) loss from sale of real estate	(30,471)	(5,538)	5,580
Change in operating assets and liabilities:
Restricted cash	(927)	(333)	807
Accounts receivable	(5,734)	(7,375)	3,557
Lease intangibles	(28,980)	(12,266)	(24,213)
Prepaid expenses and other assets	(17,032)	(1,602)	(803)
Accounts payable and accrued liabilities	18,342	3,114	957
Security deposits	15,351	485	(500)
Prepaid rent	31,231	1,014	(3,867)
Net cash provided by operating activities	$174,856	$63,168	$41,547
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	$(170,590)	$(123,298)	$(87,153)
Property acquisitions	(1,804,597)	(113,580)	(389,883)
Acquisition of notes receivable	—	(28,112)	—
Proceeds from sale of real estate	177,488	18,629	52,994
Net cash used in investing activities	$(1,797,699)	$(246,361)	$(424,042)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	$2,234,687	$448,972	$444,927
Payments of notes payable	(913,694)	(417,508)	(202,122)
Proceeds from issuance of common stock	385,589	197,468	202,542
Redemption of Series B preferred stock	(145,000)	—	—
Common stock issuance transaction costs	(4,969)	(1,599)	(577)
Dividends paid to common stock and unitholders	(75,875)	(34,966)	(29,607)
Dividends paid to preferred stock and unitholders	(12,071)	(12,785)	(12,893)
Contributions by members	217,795	—	—
Redemption of 6.25% series A cumulative redeemable preferred units	—	(298)	(2,000)
Distribution to member in consolidated real estate entity	(2,013)	(2,842)	(1,160)
Treasury stock repurchase	(5,128)	(3,129)	(2,756)
Payments of loan costs	(20,680)	(2,723)	(2,407)
Net cash provided by financing activities	$1,658,641	$170,590	$393,947
Net increase (decrease) in cash and cash equivalents	35,798	(12,603)	11,452
Cash and cash equivalents — beginning of period	$17,753	$30,356	$18,904
Cash and cash equivalents — end of period	$53,551	$17,753	$30,356

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$50,208	$32,107	$28,894
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(27,972)	$(4,720)	$(2,554)
Assumption of secured debt in connection with property acquisitions (note 3)	$—	$—	$102,299
Assumption of other (assets) and liabilities in connection with property acquisitions, net (note 3)	$—	$(449)	$(2,423)
Common units in the Operating Partnership in connection with property acquisition (note 3)	$2,100,381	$—	$—
Non-controlling interest in consolidated real estate entity	$—	$—	$45,704

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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (“our operating partnership” or the “Operating Partnership” and is also referred to in these financial statements as the “Company,” “we,” “us,” or “our”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. On April 1, 2015, the Company completed the acquisition of the EOP Northern California Portfolio (“EOP Acquisition”) from Blackstone Real Estate Partners V and VI (“Blackstone”). The EOP Acquisition consisted of 26 high-quality office assets totaling approximately 8.2 million square feet, and two development parcels, located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets. The total consideration paid for the EOP Acquisition before certain credits, proration, and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of the Company and common units in the Operating Partnership.  See Note 3, “Investment in Real Estate” for additional details.

As of December 31, 2015, we owned a portfolio of 54 office properties and two media and entertainment properties. These properties are located in California and the Pacific Northwest.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership and all of our wholly owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership, and all wholly owned and controlled subsidiaries of the Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”).

Certain amounts in the Consolidated Balance Sheets for prior periods have been reclassified to reflect the adoption of Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (“ASU 2015-03”). The Company has reclassified $5.4 million of deferred financing fees from an asset to a reduction in the carrying amount of the Company’s notes payable. In accordance with ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at 18 June 2015 EITF Meeting, deferred financing fees of $3.3 million related to the Company’s unsecured revolving credit facility and undrawn term loans are included in Prepaid expenses and other assets within the Company’s Consolidated Balance Sheets.

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

Investment in Real Estate Properties

Acquisitions

When the Company acquires properties that are considered business combinations, the purchase price is allocated to various components of the acquisition based upon the fair value of each component. The components include but are not limited to land, building and improvements, intangible assets related to above-and below-market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year, within the Consolidated Balance Sheets.

The Company assesses fair value based on level 2 and level 3 inputs within the fair value hierarchy, which includes estimated cash flow projections that utilize discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. The fair value of acquired “above-and below-” market leases is estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs. Acquisition-related expenses associated with acquisition of operating properties are expensed in the period incurred.

Cost Capitalization

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs were approximately $7.3 million and $3.1 million for the years ended December 31, 2015 and 2014, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Capitalized interest was approximately $6.5 million and $6.9 million for the years ended December 31, 2015 and 2014, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

Operating Properties

The properties are generally carried at cost less accumulated depreciation and amortization. The Company computes depreciation using the straight-line method over the estimated useful lives of 39 years for building and improvements, 15 years for land improvements, five or seven years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term. Depreciation is discontinued when a property is identified as held for sale.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Held for sale

The Company classifies properties as held for sale when certain criteria set forth in Accounting Standard Codification (ASC) Topic 360, Property, Plant, and Equipment, are met. At the time a property is classified as held for sale, the Company reclassifies its assets and liabilities to held for sale in the Consolidated Balance Sheets for the periods presented and cease recognizing depreciation expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell. At December 31, 2015 and 2014, the Company classified one property as held for sale.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. The Company recorded no impairment charges during the years ended December 31, 2015 and 2014.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business acquisitions. The Company’s goodwill balance as of December 31, 2015 and 2014, respectively, was $8.8 million. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the years ended December 31, 2015 and 2014, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $0.2 million, $(0.1) million and $1.0 million of bad debt (recovery) expense for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table represents the Company’s accounts receivable net of allowance for doubtful accounts as of:

	December 31, 2015	December 31, 2014
Accounts receivable	$22,180	$17,287
Allowance for doubtful accounts	(1,021)	(1,040)
Accounts receivable, net	$21,159	$16,247

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Straight line rent receivable and Allowance for Doubtful Accounts

For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company evaluates the collectability of straight line rent receivable based on length of time the related rental receivables are past due, the current business environment and the Company’s historical experience.

The following table represents the Company’s straight-line rent receivables net of allowance for doubtful accounts as of:

	December 31, 2015	December 31, 2014
Straight—line rent receivables	$60,606	$33,560
Allowance for doubtful accounts	(970)	(554)
Straight—line rent receivables, net	$59,636	$33,006

Notes Receivable

On August 19, 2014, the Company entered into a loan participation agreement for a loan with a maximum principal of $140.0 million. The Company’s share was 23.77%, or $33.3 million. The receivable under this agreement was classified as a Note Receivable on the Consolidated Balance Sheets. The Note Receivable is secured by a real estate property and bears interest at 11.0% and matures on August 22, 2016. Interest is payable monthly with the principal due at maturity. The Company received a $0.4 million commitment fee as a result of this transaction. The balance as of December 31, 2015, net of the accretion of commitment fee, was $28.7 million.

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
(Tables in thousands, except square footage and share data)

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

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the respective loans and are reported net of accumulated amortization as of December 31, 2015 and 2014 in the Notes payable, net and Prepaid expenses and other assets line item of the Consolidated Balance Sheets pursuant to the adoption of ASU 2015-03 and ASU 2015-15.

Interest Rate Contracts

The Company manages interest rate risk associated with borrowings by entering into interest rate contracts. The Company recognizes all interest rate contracts on the consolidated balance sheet on a gross basis at fair value. Interest rate contracts that are not effective hedges are adjusted to fair value and the changes in fair value are reflected as income or expense. If the interest rate contract is an effective hedge, depending on the nature of the hedge, changes in the fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss), which is a component of equity. The ineffective portion of an interest rate contract’s change in fair value is immediately recognized in earnings.

The Company held seven and three interest rate contracts as of December 31, 2015 and 2014, respectively, all of which have been accounted for as effective cash flow hedges.

Stock-Based Compensation

The Company recognizes the expense for the fair value of equity-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (referred to as ASC Topic 718). Grants of restricted stock, restricted stock units and performance units under the Company’s equity incentive award plans are accounted for under ASC Topic 718. The Company’s compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

Income Taxes

The Company’s property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entity that owns the 1455 Market Street property, a REIT) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with the Company’s taxable year ended December 31, 2010. The Company believes that the Company has operated in a manner that has allowed the Company to qualify as a REIT for federal income tax purposes commencing with such taxable year, and the Company intends to continue operating in such manner.  To qualify as a REIT, the Company is required to distribute at least 90% of its net taxable income, excluding net capital gains, to the Company’s stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership.

Provided that the Company continues to qualify for taxation as a REIT, the Company is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions set forth in the Code, all of the Company’s taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, the Company would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which the Company loses its qualification. It is not possible to state whether in all circumstances the Company would be entitled to this statutory relief.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The Company has elected, together with one of the Company’s subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company's TRS did not have significant tax provisions or deferred income tax items for 2015, 2014, 2013, or 2012.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2015, the Company has not established a liability for uncertain tax positions.

The Company and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRS are no longer subject to tax examinations by tax authorities for years prior to 2011. Generally, the Company has assessed its tax positions for all open years, which include 2011 to 2015, and concluded that there are no material uncertainties to be recognized.

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
(Tables in thousands, except square footage and share data)

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

Credit-Risk-Related Contingent Features

As of December 31, 2015, the Company had seven interest rate contracts that were in a net asset position.

Recently Issued Accounting Literature

Changes to GAAP are established by Financial Accounting Standards Board (“FASB”), in the form of ASUs. The Company considers the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on the Company’s consolidated financial statements, because either the ASU is not applicable or the impact is expected to be immaterial.

On February 25, 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires all lessees to record a lease liability at lease inception, with a corresponding right of use asset, except for short-term leases. Lessor accounting will not be fundamentally changed. ASU 2016-02 is effective for fiscals years beginning after December 15, 2018 and for annual and interim periods thereafter with early adoption permitted. The Company is currently assessing the impact on Company’s consolidated financial statements and notes to the consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance specifically notes that lease contracts with customers are a scope exception. The standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the guidance effective January 1, 2017 and is currently assessing the impact on the Company's consolidated financial statements and notes to the consolidated financial statements.

On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact on its consolidated financial statements and notes to the consolidated financial statements.

On February 18, 2015 the FASB issued ASU 2015-02, Consolidation (“Topic 810”): Amendments to the Consolidation Analysis”, to amend the accounting guidance for consolidation. The standard simplifies the current guidance for consolidation and reduces the number of consolidation models through the elimination of the indefinite deferral of Statement 167. Additionally, the standard places more emphasis on risk of loss when determining a controlling financial interest. This update is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company expects to adopt the guidance effective January 1, 2016, and the adoption of the guidance is not anticipated to have a material impact on the Company’s consolidated financial statements and notes to the consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued, when applicable) and to provide related footnote disclosures in certain circumstances. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. The implementation of this update is not expected to have a material effect on the Company’s consolidated financial statements and notes to the consolidated financial statements.

3. Investment in Real Estate

A summary of the activity of our investment in real estate including investment in real estate held for sale (Bayhill, First Financial and Tierrasanta) is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Investment in real estate
Beginning balance	$2,239,741	$2,035,330	$1,475,955
Acquisitions	3,699,289	114,008	538,322
Improvements, capitalized costs	198,561	128,018	89,707
Disposal	(13,556)	(23,977)	(9,638)
Cost of property sold	(147,509)	(13,638)	(59,016)
Ending Balance	5,976,526	2,239,741	2,035,330
Reclassification to assets associated with real estate held for sale	(206,990)	(68,446)	(82,305)
Total Investment in real estate	$5,769,536	$2,171,295	$1,953,025

Accumulated depreciation
Beginning balance	$(142,561)	$(116,342)	$(85,184)
Depreciation expense	(151,066)	(50,044)	(41,454)
Disposals	12,999	22,310	4,837
Cost of property sold	7,904	1,515	5,459
Ending Balance	(272,724)	(142,561)	(116,342)
Reclassification to assets associated with real estate held for sale	3,650	7,904	7,931
Total Accumulated depreciation	$(269,074)	$(134,657)	$(108,411)

Acquisitions

When the Company acquires properties that are considered business combinations, the purchase price is allocate to various components of the acquisition based upon the fair value of each component. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year. The Company assesses fair value based on level 2 and level 3 inputs within the fair value hierarchy, which includes estimated cash flow projections that utilize discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition-related expenses are expensed in the period incurred. The results of operations of each acquisition have been included in the Company’s financial statements from the date of acquisition.

During 2015, the Company early adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends ASC 805, Business Combinations.

On April 1, 2015, the Company completed the EOP Acquisition which consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto Silicon Valley and North San Jose submarkets. The total consideration paid before certain credits, proration, and closing costs was a cash payment equal to $1.75 billion (financed with proceeds received from the Company’s January 2015 common equity offering and $1.3 billion of new term debt), an aggregate of 63,474,791 shares of our common of the Company and common units in the Operating Partnership.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

On May 22, 2015, the Company acquired a three-story, 120,937-square-foot former manufacturing facility known as 4th & Traction in Los Angeles, California for $49.3 million (before certain credits, prorations and closing costs). The Company funded this off-market transaction with proceeds from its unsecured revolving credit facility.

On August 17, 2015, the Company completed the acquisition of 405 Mateo, a three-building, 83,285-square-foot redevelopment project in Downtown Los Angeles’ Arts District for $40.0 million (before credits, prorations, and closing costs). The Company funded this transaction with proceeds from its unsecured revolving credit facility.

Included in the Company’s consolidated financial statements for the year ended December 31, 2015 were revenues and net loss from the EOP Acquisition totaling $254.9 million and $0.1 million, respectively. There was no revenue generated by 405 Mateo or 4th & Traction as they are redevelopment projects with no current revenue stream.

The Company is in the process of finalizing the purchase price allocation for the acquisitions made in 2015. The determination of the final values may result in adjustments to the values presented. The following table represents our aggregate preliminary purchase price allocation for each of these acquisitions:

	EOP Northern California Portfolio	4th & Traction	405 Mateo
Date of Acquisition	April 1, 2015	May 22, 2015	August 17, 2015	Total
Consideration paid
Cash consideration	$1,715,346	$49,250	$40,000	$1,804,596
Common stock	87	—	—	87
Additional paid-in capital	285,358	—	—	285,358
Non-controlling common units in the Operating Partnership	1,814,936	—	—	1,814,936
Total consideration	$3,815,727	$49,250	$40,000	$3,904,977
Allocation of consideration paid
Investment in real estate, net	$3,610,039	$49,250	40,000	$3,699,289
Above-market leases(1)	28,759	—	—	28,759
Below-market ground leases(2)	52,065	—	—	52,065
Deferred leasing costs and in-place intangibles(3)	225,431	—	—	225,431
Below-market leases(4)	(99,472)	—	—	(99,472)
Above-market ground leases(5)	(1,095)	—	—	(1,095)
Total consideration paid	$3,815,727	$49,250	$40,000	$3,904,977
________________

(1)	Represents weighted-average amortization period of 3.0 years.

(2)	Represents weighted-average amortization period of 27.7 years.

(3)	Represents weighted-average amortization period of 3.6 years.

(4)	Represents weighted-average amortization period of 4.3 years.

(5)	Represents weighted-average amortization period of 25.4 years.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

During 2014, we acquired the following properties: Merrill Place, 3402 Pico Blvd. and 12655 Jefferson. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our final purchase price accounting for each of these acquisitions:

	Merrill Place	3402 Pico Blvd.	12655 Jefferson
Date of Acquisition	February 12, 2014	February 28, 2014	October 17, 2014	Total
Consideration paid
Cash consideration	$57,034	$18,546	$38,000	$113,580
Total consideration	$57,034	$18,546	$38,000	$113,580
Allocation of consideration paid
Investment in real estate, net	$57,508	$18,500	$38,000	$114,008
Above-market leases(1)	173	—	—	173
Deferred leasing costs and lease intangibles(2)	3,163	—	—	3,163
Below-market leases(3)	(3,315)	—	—	(3,315)
Other (liabilities) asset assumed, net	(495)	46	—	(449)
Total consideration paid	$57,034	$18,546	$38,000	$113,580
________________

(1)	Represents weighted-average amortization period of 7.6 years.

(2)	Represents weighted-average amortization period of 4.8 years.

(3)	Represents weighted-average amortization period of 5.8 years.

The table below shows the pro forma financial information (unaudited) for the years ended December 31, 2015 and 2014 as if the EOP Northern California Properties had been acquired as of January 1, 2014.

	Year Ended December 31,
	2015	2014
Total revenues	$599,441	$572,277
Net loss	$(6,252)	$26,293

Dispositions

On September 29, 2015, the Company sold its Bay Park Plaza office property in Burlingame, California for $90.0 million (before certain credits, prorations and closing costs). This property was part of the EOP Acquisition, therefore, no reclassification to held for sale for the prior period balances are necessary. The Company recognized a gain on sale of $8.4 million related to this disposition.

On March 6, 2015, the Company sold its First Financial office property for $89.0 million (before certain credits, prorations, and closing costs) and therefore, reclassified First Financial’s asset and liabilities to held for sale. The Company recognized a gain on sale of $22.1 million related to this disposition.

On July 16, 2014, the Company sold its Tierrasanta property for $19.5 million (before certain credits, prorations, and closing costs) and therefore, reclassified Tierrasanta’s assets and liabilities to held for sale. The Company recognized a gain on sale of $5.5 million.

On July 12, 2013, the Company sold its City Plaza property for approximately $56.0 million (before certain credits, prorations, and closing costs). The Company reclassified City Plaza’s results of operations for the years ended December 31, 2015, 2014 and 2013 to discontinued operations on its consolidated statements of operations. The Company recognized an impairment loss of $5.6 million for the year ended December 31, 2013.

Pursuant to the Company’s adoption of ASU No. 2014-08 in 2014, the Company has not presented the operating results in net income (loss) from discontinued operations for disposals listed above except for the City Plaza property. The following table sets forth the discontinued operations for the years ended December 31, 2015, 2014 and 2013 for the City Plaza:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

	Year Ended December 31,
	2015	2014	2013
Total office revenues	$—	$—	$4,321
Office operating expenses	—	(164)	(1,961)
Depreciation and amortization	—	—	(789)
(Loss) income from discontinued operations	$—	$(164)	$1,571

Held for sale

On December 10, 2015, the Company entered into a purchase and sale agreement to sell its Bayhill property for $215.0 million (before certain credits, prorations, and closing costs), which is included in our office property segment.
As a result, the Company has reclassified its assets and liabilities to held for sale as of December 31, 2015. This property was part of the EOP Acquisition, therefore, no reclassification of prior period balances are necessary. The transaction closed on January 14, 2016 and has been included in Note 13, “Subsequent Events.”

The following table summarizes the components that comprise the assets and liabilities associated with real estate held for sale as of December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
ASSETS
Investment in real estate, net	$203,340	$60,542
Restricted cash	—	2,839
Straight-line rent receivables	1,788	2,151
Deferred leasing costs and lease intangibles, net	10,867	2,457
Other	400	176
Assets associated with real estate held for sale	$216,395	$68,165

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$—	$42,080
Accounts payable and accrued liabilities	2,188	322
Other	11,104	443
Liabilities associated with real estate held for sale	$13,292	$42,845

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes our deferred leasing costs and lease intangibles as of:

	December 31, 2015	December 31, 2014
Above-market leases	$38,481	$10,891
Accumulated amortization	(17,210)	(5,743)
Above-market leases, net	21,271	5,148
Deferred leasing costs and in-place lease intangibles	352,276	130,370
Accumulated amortization	(112,337)	(39,939)
Deferred leasing costs and in-place lease intangibles, net	239,939	90,431
Below-market ground leases	59,578	7,513
Accumulated amortization	(2,757)	(1,069)
Below-market ground leases, net	56,821	6,444
Deferred leasing costs and lease intangibles assets, net	$318,031	$102,023

Below-market leases	140,041	57,420
Accumulated amortization	(45,882)	(16,451)
Below-market leases, net	94,159	40,969
Above-market ground leases	1,095	—
Accumulated amortization	(46)	—
Above-market ground leases, net	1,049	—
Lease intangible liabilities, net	$95,208	$40,969

The company recognized the following amortization related to deferred leasing cost and lease intangibles:

	For the Year Ended			Consolidated Financial
	2015	2014	2013	Statement Classification
Above-market lease	12,534	2,026	2,542	Rental Revenue
Below-market lease	(34,607)	(7,661)	(8,570)	Rental Revenue
Deferred lease costs and in-place lease intangibles	91,965	20,879	24,374	Depreciation and amortization expense
Above-market ground lease	(46)	—	—	Office operating expenses
Below-market ground lease	1,688	248	247	Office operating expenses

As of December 31, 2015, the estimated aggregate amortization of deferred leasing costs and lease intangible assets, net for each of the next five years and thereafter are as follows:

Year ended	Above-market leases	Deferred lease cost and in-place lease intangibles	Below-market ground leases
2016	$11,242	$76,208	$2,182
2017	3,700	49,994	2,182
2018	3,030	30,275	2,182
2019	2,515	23,355	2,182
2020	386	13,099	2,182
Thereafter	398	47,008	45,911
	$21,271	$239,939	$56,821

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

As of December 31, 2015 the estimated amortization of below-market leases, net for each of the next five years and thereafter are as follows:

Year ended	Below-market lease	Above-market ground leases
2016	$30,319	$43
2017	21,663	43
2018	13,669	43
2019	10,778	43
2020	7,450	43
Thereafter	10,280	834
	$94,159	$1,049

5. Notes Payable

The following table summarizes the balance of the Company’s indebtedness as of December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
Notes Payable	$2,278,445	$915,003
Less: unamortized loan premium and deferred financing costs, net(1)	(17,729)	(2,320)
Notes Payable, net	$2,260,716	$912,683
________________

(1)
Unamortized loan premium and deferred financing costs exclude debt issuance costs, net related to establishing the Company’s unsecured revolving credit facility and undrawn term loans. These costs are presented within prepaid expenses and other assets in the consolidated balance sheets. See the discussion of the adoption of ASU 2015-03 and ASU 2015-15 in Note 2.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The following table sets forth information as of December 31, 2015 and December 31, 2014 with respect to the Company’s outstanding indebtedness.

	December 31, 2015			December 31, 2014
	Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Interest Rate(1)	Contractual Maturity Date
Unsecured Loans
Unsecured Revolving Credit Facility(2)	$230,000	$—		$130,000	$—		LIBOR+1.15% to 1.85%	4/1/2019(10)
5-Year Term Loan due April 2020(2)(3)	550,000	(5,571)		150,000	(870)		LIBOR+1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	—	—		—	—		LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(4)	350,000	(2,656)		—	—		LIBOR +1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)	—	—		—	—		LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(1,011)		—	—		4.34%	1/2/2023
Series B Notes	259,000	(2,378)		—	—		4.69%	12/16/2025
Series C Notes	56,000	(509)		—	—		4.79%	12/16/2027
Total Unsecured Loans	$1,555,000	$(12,125)		$280,000	$(870)

Mortgage Loans
Mortgage loan secured by Pinnacle II(5)	$86,228	$1,310	(6)	$87,421	3,056	(6)	6.31%	9/6/2016
Mortgage loan secured by 901 Market	30,000	(119)		49,600	(434)		LIBOR+2.25%	10/31/2016
Mortgage loan secured by Rincon Center(7)	102,309	(355)		104,126	(518)		5.13%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(8)(9)	115,001	(2,232)		97,000	(678)		LIBOR+2.25%	3/4/2019
Mortgage loan secured by Met Park North(10)	64,500	(509)		64,500	(521)		LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(7)	28,407	(421)		28,866	(493)		5.32%	3/11/2022
Mortgage loan secured by Pinnacle I(11)	129,000	(694)		129,000	(796)		3.95%	11/7/2022
Mortgage loan secured by Element L.A.	168,000	(2,584)		59,490	(1,066)		4.59%	11/6/2025
Mortgage loan secured by 275 Brannan	—	—		15,000	—		LIBOR+2.00%	N/A
Total mortgage loans before mortgage loan on real estate held for sale	$723,445	$(5,604)		$635,003	$(1,450)
Total	$2,278,445	$(17,729)		$915,003	$(2,320)

Mortgage loan on real estate held for sale
Mortgage loan secured by First Financial(12)	$—	$—		$42,449	$(369)		4.58%	N/A
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs. Interest rates are as of December 31, 2015, which may be different than the interest rates as of December 31, 2014 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of December 31, 2015, no such election has been made.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

(3)	Effective May 1, 2015, $300.0 million of the $550.0 million term loan has been effectively fixed at 2.66% to 3.56% per annum through the use of an interest rate swap. See Note 6 for details.

(4)	Effective May 1, 2015, the outstanding balance of the term loan has been effectively fixed at 3.21% to 4.16% per annum through the use of an interest rate swap. See Note 6 for details.

(5)
This loan bore interest only for the first five years. Beginning with the payment due October 6, 2011, monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(6)	Represents unamortized amount of the non-cash mark-to-market adjustment.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(8)
Interest on $92.0 million of the outstanding loan balance has been effectively capped at 5.97% and 4.25% per annum on $50.0 million and $42.0 million, respectively, of the loan through the use of two interest rate caps through February 11, 2016. See Note 6 for details.

(9)	The maturity date may be extended once for an additional one-year term.

(10)	This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 6 for details.

(11)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(12)	This loan has been recorded as part of the liabilities associated with real estate held for sale as of December 31, 2014. The property was sold in 2015.

Current Year Activity

Sunset Gower and Sunset Bronson Loan

On March 4, 2015, the Company entered into an amended and restated loan agreement to enable it to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019 with a one-year extension option.

Element LA Loan

On October 9, 2015, the Company entered into and closed a ten-year mortgage loan in the amount of $168.0 million, secured by the Company’s Element L.A. campus. The proceeds from this loan was used to repay the then existing Element LA loan, which was scheduled to mature on November 1, 2017. The remaining proceeds were used to pay down a portion of the Two-Year Term Loan. Interest only under the loan is payable monthly at a fixed rate of 4.59%. No prepayment is allowed until three months prior to the maturity date. Defeasance is permitted (at Borrower’s cost) after the earlier of: (x) two years after securitization or (y) three years after the closing of the Loan. The loan is non-recourse, subject to customary carve-outs.

The repayment discussed above resulted in early extinguishment costs of $753 thousand recognized in Interest Expense within the Consolidated Statements of Operations.

Indebtedness

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

Loan agreements include events of default that the Company believes are usual for loan and transactions of this type. As of the date of this filing, there has been no events of default associated with the Company’s loans.

    The loan agreements for Rincon Center, 10950 Washington, Pinnacle I, Pinnacle II and Element LA require that some or all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. Included in restricted cash on the Company’s consolidated balance sheets at December 31, 2015 and December 31, 2014, are lockbox and reserve funds as follows:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Property	December 31, 2015	December 31, 2014
Rincon Center	$14,237	$10,936
Pinnacle I	1,792	2,099
Element LA	1,149	—
10950 Washington	1,014	775
Pinnacle II	722	434
	$18,914	$14,244

The minimum future annual principal payments due on the Company’s secured and unsecured notes payable at December 31, 2015, excluding the non-cash loan premium amortization, were as follows:

Year ended	Annual Principal Payments
2016	$118,452
2017	2,705
2018	216,322
2019	2,885
2020	847,493
Thereafter	1,090,588
Total	$2,278,445

Senior Unsecured Revolving Credit Facility and Term Loan Facilities

New Term Loan Agreement

On November 17, 2015, the Operating Partnership entered into a new term loan credit agreement (the “New Term Loan Agreement”) with a group of lenders for an unsecured $175.0 million five-year delayed draw term loan with a maturity date of November 2020 (“5-Year Term Loan due November 2020”) and an unsecured $125.0 million seven-year delayed draw term loan with a maturity date of November 2022 (“7-Year Term Loan due November 2022”). These term loans were undrawn as of December 31, 2015.

Interest on the New Term Loan Agreement is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) a specified base rate plus the applicable base rate margin, dependent on the Operating Partnership’s leverage ratio. The applicable LIBOR margin will range from 1.30% to 2.20% for the 5-year Term Loan due November 2020, depending on our Leverage Ratio (as defined in the New Term Loan Agreement) and 1.60% to 2.55% for the 7-Year Term Loan due November 2022, depending on our Leverage Ratio (as defined in the New Term Loan Agreement). Beginning on February 13, 2016, each term loan is subject to an unused commitment fee of .20%.

The Operating Partnership has the right to terminate or reduce unused commitments under either term loan in the New Term Loan Agreement without penalty or premium. Subject to the satisfaction of certain conditions, the Operating Partnership has the right to increase the availability of either or both of the term loans so long as the aggregate commitments under both term loans do not exceed $475.0 million.

If the Company obtains a credit rating for the Company’s senior unsecured long term indebtedness, the Operating Partnership may make an irrevocable election to change the interest rate. During 2015, our senior unsecured long term indebtedness was assigned an investment grade rating. The Company has not made the credit rating election.

A&R Credit Agreement

The Operating Partnership maintains and periodically amends its A&R Credit Agreement with a group of lenders. On April 1, 2015, the agreement governing the credit facility was amended and restated to, among other things, (i) extend the maturity date of the A&R Credit Agreement with a one-year extension option, (ii) increase available revolving credit from $300.0 million to $400.0 million, (iii) increase the five-year term loan facility from $150.0 million to $550.0 million and extended the maturity

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

date to April 2020 (“5-Year Term Loan due April 2020) and (iv) add a $350.0 million seven-year term loan with a maturity date of April 2022 (“7-Year Term Loan due April 2022”). On November 17, 2015, the Operating Partnership amended and restated the Credit Facility (“Amended and Restated Credit Facility”) to align certain terms therein with the less restrictive terms of the New Term Loan Agreement. The 5-Year Term Loan due 2020 and the 7-Year Term Loan due 2022 were used towards the EOP Acquisition. The A&R Credit Agreement is available for other purposes, including for payment of pre-development and development costs incurred in connection with properties owned by the Operating Partnership or any subsidiary, to finance capital expenditures and the repayment of indebtedness of the Company, the Operating Partnership and its subsidiaries, to provide for general working capital needs of the Company, the Operating Partnership and its subsidiaries and for the general corporate purposes of the Company, the Operating Partnership and its subsidiaries, and to pay fees and expenses incurred in connection with the Amended and Restated Credit Facility.

Interest on the Amended Credit Facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) a specified base rate plus the applicable base rate margin, dependent on the Operating Partnership’s leverage ratio. The applicable LIBOR margin will range from 1.15% to 1.85% (previously 1.15% to 1.55%) for the A&R Credit Agreement, 1.30% to 2.20% (previously 1.30% to 1.90%) for the 5-year Term Loan due April 2020, depending on our Leverage Ratio (as defined in the Amended and Restated Credit Facility) and 1.60% to 2.55% for the 7-year Term Loan due April 2022, depending on our Leverage Ratio (as defined in the Amended and Restated Credit Facility). The Amended Facility requires a facility fee in an amount equal to 0.20% or 0.35% of the Operating Partnership’s revolving credit commitments depending on the Operating Partnership’s leverage ratio. Unused amounts under the Amended and Restated Credit Facility are not subject to a separate fee.

Subject to the satisfaction of certain conditions and lender commitments, the Operating Partnership may increase the availability of the Amended and Restated Credit Facility so long as the aggregate commitments under the Amended and Restated Credit Facility do not exceed $2.0 billion.

If the Company obtains a credit rating for the Company’s senior unsecured long-term indebtedness, the Operating Partnership may make an irrevocable election to change the interest rate and facility fee. During 2015, our senior unsecured long term indebtedness was assigned an investment grade rating. The Company has not made the credit rating election.

Unsecured Term Loan Facility

On April 1, 2015, the Operating Partnership entered into a new credit agreement with a group of lenders for an unsecured $550.0 million two-year term loan credit facility (“2-Year Term Loan”). The 2-Year Term Loan was fully drawn and repaid during 2015. Amounts paid down are no longer available for re-borrowing. The Company recognized $851 thousand of costs related to an early extinguishment of debt recognized in Interest Expense within the consolidated statements of operations.

The Operating Partnership continues to be the borrower under the New Credit Agreement and the Amended and Restated Credit Facility, and the Company and all subsidiaries that own unencumbered properties will continue to provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties are not required except under limited circumstances.

Guaranteed Senior Notes

On November 16, 2015, the Operating Partnership entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with various purchasers, which provides for the private placement of $425.0 million of senior guaranteed notes by the Operating Partnership, of which (i) $110.0 million are designated as 4.34% Series A Guaranteed Senior Notes due January 2, 2023 (the “Series A Notes”), (ii) $259.0 million are designated as 4.69% Series B Guaranteed Senior Notes due December 16, 2025 (the “Series B Notes”) and (iii) $56.0 million are designated as 4.79% Series C Guaranteed Senior Notes due December 16, 2027 (the “Series C Notes, ”and collectively with the Series A Notes and Series B Notes, the “Notes”). The Notes were issued on December 16, 2015 and upon issuance, the Notes pay interest semi-annually on the 16th day of June and December in each year until their respective maturities.

The Operating Partnership may prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a make-whole premium.

The Operating Partnership’s obligations under the Notes will be fully and unconditionally guaranteed by the Company. Subsidiaries of the Company will also issue unconditional guarantees upon the occurrence of certain conditions, including such

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

subsidiaries providing guarantees under the New Credit Agreement and Amended and Restated Credit Facility, by and among the Operating Partnership, the financial institutions party thereto, and Wells Fargo Bank, National Association as administrative agent.

Debt Covenants

The Company’s ability to borrow under the New Term Loan Agreement, the Amended and Restated Credit Facility, and the Note Purchase Agreement remains subject to ongoing compliance with financial and other covenants as defined in the respective agreements, including maintaining a leverage ratio (maximum of 0.60:1.00), unencumbered leverage ratio (maximum of 0.60:1.00), fixed charge coverage ratio (minimum of 1.50:1.00), secured indebtedness leverage ratio (maximum of 0.55:1.00), and unsecured interest coverage ratio (minimum 2.00:1.00). Certain financial covenant ratios are subject to change in the occurrence of material acquisitions as defined in the respective agreements. Other covenants include, certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the Operating Partnership’s primary business, and other customary affirmative and negative covenants.

The Company was in compliance with its financial covenants at December 31, 2015.

Repayment Guaranties

Sunset Gower and Sunset Bronson Loan

In connection with the loan secured by our Sunset Gower and Sunset Bronson properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the Company’s Operating Partnership, does not do so. At December 31, 2015, the outstanding balance was $115.0 million, which results in a maximum guarantee amount for the principal under this loan of $22.4 million. Furthermore, the Company agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

901 Market Loan

In connection with our 901 Market Street loan, we have guaranteed in favor of and promised to pay to the lender 35.0% of the principal under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At December 31, 2015, the outstanding balance was $30.0 million, which results in a maximum guarantee amount for the principal under this loan of $10.5 million. Furthermore, we agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed various of the improvements subject to this completion guaranty. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Other Loans

Although the rest of our loans are secured and non-recourse to the Company and the Operating Partnership, the Operating Partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

6. Interest Rate Contracts

As of December 31, 2015, the Company had two interest rate caps and five interest rate swaps in order to hedge interest rate risk with notional amounts of $92.0 million and $714.5 million, respectively. We designated each of these interest rate contracts as effective cash flow hedges for accounting purposes.

5-Year Term Loan due April 2020 and 7-year Term Loan due April 2022

On April 1, 2015, the Company entered into an interest rate contract with respect to $300.0 million of the $550.0 million 5-Year Term Loan due April 2020 which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of
1.36% through the loan’s maturity. The remaining $250.0 million bears interest at a rate equal to LIBOR plus 1.30% to 2.20% depending on the Company’s leverage ratio.

On April 1, 2015, the Company also entered into an interest rate contract with respect to the $350.0 million 7-year Term Loan due April 2022, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity.

Sunset Gower and Sunset Bronson Mortgage

On February 11, 2011, the Company closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson. The loan initially bore interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through February 11, 2016. On January 11, 2012, we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through February 11, 2016.

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

Met Park North

On July 31, 2013, the Company closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by our Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 1.55%. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.16% through the loan’s maturity on August 1, 2020.

Overall

The fair market value of the interest rate contracts are presented on a gross basis in the Consolidated Balance Sheets. The interest rate contract assets as of December 31, 2015 and 2014 were $2.1 million and $3 thousand, respectively. The interest rate contract liabilities as of December 31, 2015 and 2014 were $2.0 million and $1.8 million, respectively.

7. Future Minimum Base Rents and Future Minimum Lease Payments

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2016 to 2031. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at December 31, 2015 are presented below for the years/periods ended December 31. The table below does not include rents under leases at our media and entertainment properties with terms of one year or less.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Future minimum base rents under our operating leases in each of the next five years and thereafter are as follows:

Year Ended	Non-cancelable	Subject to early termination options	Total
2016	$454,744	$2,828	$457,572
2017	386,814	7,682	394,496
2018	302,046	26,175	328,221
2019	252,028	28,477	280,505
2020	184,297	7,569	191,866
Thereafter	634,613	24,982	659,595
Total	$2,214,542	$97,713	$2,312,255

Future Minimum Lease Payments

The following table summarizes our ground lease terms related to properties that are held subject to long-term noncancellable ground lease obligations:

Property	Expiration Date	Notes
Sunset Gower	3/31/2060	Every 7 years rent adjusts to 7.5% of Fair Market Value (“FMV”) of the land.
Del Amo	6/30/2049
Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease.

9300 Wilshire Blvd.	8/14/2032	Additional rent is the sum by which 6% of gross rental from the prior calendar year exceeds the Minimum Rent.
222 Kearny Street	6/14/2054	Minimum annual rent is the greater of $975 thousand or 20% of the first $8.0 million of the tenant’s “Operating Income” during any “Lease Year,” as such terms are defined in the ground lease.
1500 Page Mill Center	11/30/2041	Minimum annual rent (adjusted on 1/1/2019 and 1/1/2029) plus 25% of adjusted gross income (“AGI”), less minimum annual rent.
Clocktower Square	9/26/2056	Minimum annual rent (adjusted every 10 years) plus 25% of AGI less minimum annual rent.
Palo Alto Square	11/30/2045	Minimum annual rent (adjusted every 10 years starting 1/1/2022) plus 25% of AGI less minimum annual rent.
Lockheed Building	7/31/2040
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of consumer price index, or CPI, increase. Percentage annual rent is improvements lessee’s base rent x 24.125%.

Foothill Research	6/30/2039
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of CPI increase. Percentage annual rent is gross income x 24.125%.

3400 Hillview	10/31/2040
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent until October 31, 2017 is the lesser of 10% of FMV of the land or $1.0 million grown at 75% of the cumulative increases in CPI from October 1989. Thereafter, minimum annual rent is the lesser of 10% of FMV of the land or the minimum annual rent as calculated as of November 1, 2017 plus 75% of subsequent cumulative CPI changes. Percentage annual rent is gross income x 24.125%. This lease has been prepaid through October 31, 2017.

Metro Center 989	4/29/2054	Every 10 years rent adjusts to 7.233% of FMV of the land (since 2008) and rent also adjusts every 10 years to reflect the change in CPI from the preceding FMV adjustment date (since 2013).
Metro Center Retail	4/29/2054	Every 10 years rent adjusts to 7.233% of FMV of the land (since 2008) and rent also adjusts every 10 years to reflect the change in CPI from the preceding FMV adjustment date (since 2013).
Metro Center Tower	4/29/2054	Every 10 years rent adjusts to 7.233% of FMV of the land (since 2008) and rent also adjusts every 10 years to reflect the change in CPI from the preceding FMV adjustment date (since 2013).
Techmart Commerce Center	5/31/2053	Subject to a 10% increase every 5 years.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $3.8 million, $0.1 million, and $0.1 million, respectively of ground lease contingent rental expense. Contingent rental expense is recorded in the period in which the contingent event becomes probable. The Company recognized $9.2 million, $1.4 million, and $1.4 million of minimum rent expense during the years ended December 31, 2015, 2014 and 2013. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $0.7 million, $0.8 million and $0.2 million, respectively of rental expense on our corporate office lease.

The following table provides information regarding our future minimum lease payments for our ground leases and corporate office lease at December 31, 2015 (before the impact of extension options, if applicable):

Year Ended	Ground Leases (1)(2)(3)	Operating Leases
2016	$12,085	$1,662
2017	12,208	2,072
2018	14,070	2,134
2019	14,120	2,198
2020	14,120	2,264
Thereafter	413,927	11,487
Total	$480,530	$21,817
__________________
(1)In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, the future minimum lease amounts above include the lease rental obligations in affect as of December 31, 2015.
(2)In situations where ground lease obligation adjustments are based on CPI adjustment, the future minimum lease amounts above include the lease rental obligations in affect as of December 31, 2015.
(3)In situations where ground lease obligation adjustments are based on the percentages of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in affect as of December 31, 2015.

8. Fair Value of Financial Instruments

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
(Tables in thousands, except square footage and share data)

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. Fair values for notes payable, notes receivable and interest rate contract assets and liabilities are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs.

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable (1)	$2,279,755	$2,284,429	$960,508	$969,259
Notes receivable	28,684	28,684	28,268	28,268
Interest rate contract assets	2,061	2,061	3	3
Interest rate contract liabilities	2,010	2,010	1,750	1,750
_________________

(1)	Amounts represent total notes payable including amounts reclassified to held for sale and unamortized loan premium, excluding deferred financing fees, net.

9. Equity

Accumulated Other Comprehensive Deficit

The tables below present the effect of the Company’s interest rate contracts on the Consolidated Statements of Comprehensive Income (expense) for the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,
	2015	2014	2013
Beginning Balance of OCI related to interest rate contracts	$2,661	$1,162	$1,465
Unrealized Loss Recognized in OCI Due to Change in Fair Value of interest rate contracts	7,663	1,939	(121)
Loss Reclassified from OCI into Income (as Interest Expense)	(10,260)	(440)	(182)
Net Change in OCI	$(2,597)	$1,499	$(303)

Ending Balance of Accumulated OCI Related to Derivatives	$64	$2,661	$1,162
Allocation of OCI, non-controlling interests	1,017	(218)	(165)
Accumulated other comprehensive deficit	$1,081	$2,443	$997

Non-controlling Interests

Common units in the Operating Partnership

Common units in the Operating Partnership consisted of 56,296,315 common units of partnership interests, or common units, not owned by us. Common units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Investors who own common units have the right to cause the Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock or, at our election, issue shares of our common stock in exchange for common units on a one-for-one basis. In April 2015, the Company issued 54,848,480 of common units to Blackstone as consideration for the EOP Acquisition. In addition, one of our common unitholders required us to redeem 934,728 common units and the Company elected, in accordance with our limited partnership agreement, to issue shares of our common stock in exchange for the common units to satisfy the redemption notice. Accordingly, our outstanding common units increased from 2,382,563 at December 31, 2014 to 56,296,315 at December 31, 2015.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Non-controlling interest—members in consolidated entities

The Company has an interest in a joint venture with Media Center Partners, LLC. The Pinnacle JV owns the Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. The Company initially owned a 98.25% interest in the Pinnacle JV, but its interest decreased to 65.0% when the Pinnacle JV acquired Pinnacle II on June 14, 2013. As of December 31, 2015, the Company owns a 65.0% interest in the Pinnacle JV.

On January 5, 2015, the Company entered into a joint venture with Canada Pension Plan Investment Board, (“CPPIB”) through which CPPIB purchased a 45% interest in 1455 Market Street office property located in San Francisco, California, for a purchase price of $219.2 million (before certain credits, proration and closing costs).

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

Dividends on our series B preferred stock are cumulative from the date of original issue and payable quarterly on or about the last calendar day of each March, June, September and December at the rate of 8.375% per annum of its $25.00 per share liquidation preference (equivalent to $2.0938 per share per annum). If, following a change of control of the Company, either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the New York Stock Exchange, or NYSE, or quoted on the NASDAQ Stock Market, or NASDAQ (or listed or quoted on a successor exchange or quotation system), holders of our series B preferred stock will be entitled to receive cumulative cash dividends from, and including, the first date on which both the change of control occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, at the increased rate of 12.375% per annum per share of the liquidation preference of our series B preferred stock (equivalent to $3.09375 per annum per share) for as long as either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted. Except in instances relating to preservation of our qualification as a REIT or in connection with a change of control of the Company, our series B preferred stock is not redeemable prior to December 10, 2015.

On December 10, 2015, the Company redeemed its series B preferred stock in whole for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the date of redemption. During the year ended December 31, 2015, we recognized a non-recurring noncash allocation of additional loss for purposes of computing earnings per share of $6.0 million as a reduction to net income available to common stockholders for the Company and common unitholders for the Operating Partnership for the original issuance costs related to the series B preferred stock.

The following table reconciles the net (loss) income allocated to common stock and Operating Partnership units on the Consolidated Statements of Equity to the common stock and Operating Partnership unit net (loss) income allocation on the Consolidated Statements of Operations for the year ended:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

	Hudson Pacific Properties, Inc.			Hudson Pacific Properties, L.P.
	2015	2014	2013	2015	2014	2013
Net (loss) income allocation for common stock or common units on the Consolidated Statements of Equity	$(10,071)	$10,229	$(14,533)	$(32,040)	$10,588	$(15,166)
Net income attributable to restricted shares	(356)	(274)	(300)	(356)	(274)	(300)
Series B transaction costs allocation	(5,970)	—	—	(5,970)	—	—
Net (loss) income allocation for common stock or common units on the Consolidated Statements of Operations	$(16,397)	$9,955	$(14,833)	$(38,366)	$10,314	$(15,466)

April 2015 Common Stock Secondary Offering

On April 10, 2015, certain funds affiliated with Farallon Capital Management completed a public offering of 6,037,500 shares of the Company’s common stock. The Company did not receive any proceeds from the offering.

April 2015 Common Stock Issuance

On April 1, 2015, in connection with the acquisition of the EOP Northern California Portfolio from Blackstone, the Company issued 8,626,311 shares of its common stock as part of the consideration paid.

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

At-the-market, or ATM, program

The Company’s at-the-market (“ATM”) program permits sales of up to $125.0 million of stock. During 2015, we did not utilize the ATM program. During the year ended December 31, 2014, we sold 76,000 shares of common stock at prices ranging from $21.92 to $22.07 per share under this ATM program. During the year ended December 31, 2013, we sold 612,644 shares of common stock at prices ranging from $20.55 to $22.27 per share under this ATM program. A cumulative total of $14.5 million has been sold as of December 31, 2015.

Dividends

During the year ended December 31, 2015, the Company declared dividends on its common stock and non-controlling common partnership interests of $0.575 per share and unit. the Company also declared dividends on its series A preferred partnership interests of $1.5625 per unit. The fourth quarter 2015 dividends were declared on December 20, 2015 and paid to holders of record on December 30, 2015.

During the three months ended, the Company also declared dividends on its series B preferred shares of $1.97744 per share which reflects the period of time that the shares were outstanding during 2015. The dividend was paid at the time of redemption.

Taxability of Dividends

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

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

The Company’s dividends related to its common stock (CUSIP #444097109) and described above under “Dividends,” will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions per Share	Total	Non-qualified	Qualified	Return of Capital
3/20/2015	3/30/2015	$0.12500	$0.12500	$0.12500	$—	$—
6/20/2015	6/30/2015	0.12500	0.12500	0.12500	—	—
9/20/2015	9/30/2015	0.12500	0.12500	0.12500	—	—
12/20/2015	12/30/2015	0.20000	0.20000	0.20000	—	—
	Total	$0.57500	$0.57500	$0.57500	$—	$—
		100%	100%			—%

The Company’s dividends related to its 8.375% Series B Cumulative Preferred Stock (CUSIP #444097208) and described above under “Dividends” will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions per Share	Total	Non-qualified	Qualified
3/20/2015	3/30/2015	$0.52344	$0.52344	$0.52344	$—
6/20/2015	6/30/2015	0.52344	0.52344	0.52344	—
9/20/2015	9/30/2015	0.52344	0.52344	0.52344	—
11/9/2015	12/10/2015	0.40712	0.40712	0.40712	—
	Total	$1.97744	$1.97744	$1.97744	$—

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

In addition, the Board of Directors awards restricted shares to employees on an annual basis as part of the employees’ annual compensation. The share-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years. Additionally these awards are subject to a two-year hold upon vesting if the employee is a named executive office.

The following table summarizes the restricted share activity for the year ended December 31, 2015 and status of all unvested restricted share awards to our non-employee board members and employees at December 31, 2015:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Unvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2013	541,180	$19.98
Granted	281,491	29.38
Vested	(275,051)	16.83
Canceled	(3,913)	20.44
Balance at December 31, 2014	543,707	$26.43
Granted	629,504	29.01
Vested	(335,544)	24.80
Canceled	(9,717)	38.17
Balance at December 31, 2015	827,950	$28.92

Year Ended December 31,	Non-Vested Shares Issued	Weighted Average Grant - dated Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2015	629,504	$29.01	(335,544)	$9,606
2014	281,491	29.38	(275,051)	9,794
2013	263,039	22.16	(350,788)	7,664

We recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant, which reflects an adjustment for awards with the two-year hold restriction in accordance with ASC 718.

Hudson Pacific Properties, Inc. Outperformance Programs

In each of 2012, 2013, 2014 and 2015, the Compensation Committee of our Board of Directors adopted a Hudson Pacific Properties, Inc. Outperformance Program (individually, the “2012 OPP”, “2013 OPP”, the “2014 OPP” and the “2015 OPP” and, together, the “OPPs”). Participants in the 2012 OPP, 2013 OPP, 2014 OPP and 2015 OPP may earn, in the aggregate, up to $10 million, $11 million, $12 million and $15 million, respectively, of stock-settled awards based on our Total stockholder Return (“TSR”), for the three-year period beginning January 1 of the year in which the applicable OPP was adopted and ending December 31 of 2014, 2015, 2016, or 2017, respectively.

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

At the end of the applicable three-year performance period, participants who remain employed with the Company are paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest is paid in fully vested shares of our common stock and the other half is paid in RSUs that vest in equal annual installments over the two years immediately following the applicable performance period (based on continued employment) and which carry tandem dividend equivalent rights. However, if the applicable performance period is terminated in connection with a change in control, OPP awards will be paid entirely in fully vested shares of our common stock immediately prior to the change in control. In addition to these share/RSU payments, each OPP award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the applicable performance period on the total number of shares and RSUs ultimately issued or granted in respect of such OPP award, had such shares and RSUs been outstanding throughout the performance period.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

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

The cost of the 2012 OPP, 2013 OPP, 2014 OPP and 2015 OPP (approximately $3.5 million, $4.1 million, $3.2 million and $4.3 million, respectively, subject to a forfeiture adjustment equal to 6% of the total cost) will be amortized through the final vesting period under a graded vesting expense recognition schedule. The costs were valued in accordance with ASC 718, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the performance awards, including total stock return volatility and risk-free interest. and (2) factors associated with the relative performance of the Company’s stock price and total stockholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the OPP awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement date, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the awards. The ultimate reward realized on account of the OPP awards by the holders of the awards is contingent on the TSR achieved on the measurement date, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2012 OPP award, 2013 OPP award, 2014 OPP award and 2015 OPP award was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

	2015 OPP	2014 OPP	2013 OPP	2012 OPP
Expected price volatility for the Company	22.00%	28.00%	33.00%	36.00%
Expected price volatility for the SNL Equity REIT index	22.00%	26.00%	25.00%	35.00%
Risk-free rate	1.13%	0.77%	0.38%	0.40%
Total dividend payments over the measurement period per share	1.50%	1.50%	1.50%	1.62%

The following table presents the classification and amount recognized for stock compensation related to the Company's OPP plans and restricted stock awards:

	For the Year			Consolidated Financial
	2015	2014	2013	Statement Classification
Expensed stock compensation	8,421	7,559	6,454	General and administrative expenses
Capitalized stock compensation	411	420	228	Deferred leasing costs and lease intangibles, net and Tenant improvements
Total stock compensation	8,832	7,979	6,682	Additional paid-in capital

As of December 31, 2015, total unrecognized compensation cost related to unvested share-based payments totaled $27.3 million, before the impact of forfeitures, and is expected to be recognized over a weighted-average period of 3.0 years.

One-Time Retention Awards

On December 29, 2015, the Company awarded a one-time grant of restricted stock and restricted stock unit awards that are intended to align the interests of the participants with those of the Company’s stockholders and to motivate them to achieve specified performance hurdles.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The restricted stock retention awards vest in equal 25% installments on January 1 of each of 2017, 2018, 2019 and 2020, subject to the participant’s continued employment. The RSU retention awards are eligible to vest in substantially equal annual installments on January 1 of each of 2017, 2018, 2019 and 2020, based on the achievement of one of the two following annual performance goals for each calendar year during the four-year performance period beginning January 1, 2016 and ending December 31, 2019, subject to the participant’s continued employment through each vesting date: (1) achievement of an annual TSR equal to at least 7% for the applicable calendar year, or (2) achievement of a TSR that exceeds the total shareholder return for the MSCI U.S. REIT Index for the applicable calendar year. In addition, to the extent the RSU retention award is unvested as of the end of calendar year 2019, it will vest in full on January 1, 2020 if the Company’s TSR during the entire performance period is equal to at least 28%, subject to the participant’s continued employment.

10. Related Party Transactions

222 Kearny Street Lease with FJM Investments, LLC

Effective July 31, 2012, we consented to the assignment of a lease with a tenant of our 222 Kearny Street property to its subtenant, FJM Investments, LLC. The lease comprises approximately 3,707 square feet of the property’s space and had an initial lease term through May 31, 2014, which was subsequently extended to May 31, 2015. On June 1, 2015, we agreed to extend the lease on a month-to-month basis. The monthly rental obligation under the lease is $12 thousand, the base rent component. FJM Investments, LLC was co-founded by and is co-owned by one of our independent directors, Robert M. Moran, Jr.

Employment Agreements

The Company has entered into employment agreements with certain of our executive officers, effective June 27, 2014 and subsequently amended effective January 1, 2016, that provide for various severance and change in control benefits and other terms and conditions of employment.

Corporate Headquarters Lease with Blackstone

On July 26, 2006, our predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone Real Estate Partners V and VI) for our corporate headquarters at 11601 Wilshire Boulevard. We currently occupy approximately 40,120 square feet of the property’s space. On December 16, 2015, we entered into an amendment of that lease to expand the space to approximately 42,371 square feet of the property’s space and to extend the term by an additional three years, to a total of ten years, through August 31, 2025. The lease commencement date was September 1, 2015. The minimum future rents payable under the new lease is $21.8 million.

EOP Acquisition

On April 1, 2015, the Company completed the EOP Acquisition, which consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets. The total consideration paid for the EOP Acquisition before certain credits, proration, and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of the Company and common units in the Operating Partnership.

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

Pursuant to the terms of the Stockholders Agreement, the Board of Directors of the Company (the “Board”) has expanded from eight to eleven directors, and three director nominees designated by the Sponsor Stockholders to the Board have been elected. Subject to certain exceptions, the Board will continue to include the Sponsor Stockholders’ designees in its slate of nominees, and will continue to recommend such nominees, and will otherwise use its reasonable best efforts to solicit the vote of the Company’s stockholders to elect to the Board the slate of nominees which includes those designated by the Sponsor Stockholders. The Sponsor Stockholders will have the right to designate three nominees for so long as the Sponsor Stockholders continue to beneficially own,

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

in the aggregate, greater than 50% of the Equity Consideration. If the Sponsor Stockholders’ beneficial ownership of the Equity Consideration decreases, then the number of director nominees that the Sponsor Stockholders will have the right to designate will be reduced (i) to two, if the Sponsor Stockholders beneficially own greater than or equal to 30% but less than or equal to 50% of the Equity Consideration and (ii) to one, if the Sponsor Stockholders beneficially own greater than or equal to15% but less than 30% of the Equity Consideration. The Board nomination rights of the Sponsor Stockholders will terminate at such time as the Sponsor Stockholders beneficially own less than 15% of the Equity Consideration or upon written notice of waiver or termination of such rights by the Sponsor Stockholders. So long as the Sponsor Stockholders retain the right to designate at least one nominee to the Board, the Company will not be permitted to increase the total number of directors comprising the Board to more than twelve persons without the prior written consent of the Sponsor Stockholders.

For so long as the Sponsor Stockholders have the right to designate at least two director nominees, subject to the satisfaction of applicable NYSE independence requirements, the Sponsor Stockholders will also be entitled to appoint one such nominee then serving on the Board to serve on each committee of the Board (other than certain specified committees).

The Stockholders Agreement also includes: (i) standstill provisions, which require that, until such time as the Sponsor Stockholders beneficially own shares of common stock representing less than 10% of the total number of issued and outstanding shares of common stock on a fully-diluted basis, the Sponsor Stockholders and BREA are restricted from, among other things, acquiring additional equity or debt securities (other than non-recourse debt and certain other debt) of the Company and its subsidiaries without the Company’s prior written consent; and (ii) transfer restriction provisions, which restrict the Sponsor Stockholders from transferring any of the Equity Consideration (including shares of common stock issued to the Sponsor Stockholders in exchange of common units pursuant to the terms of the Fourth Amended and Restated Limited Partnership Agreement) (collectively, the “Covered Securities”) until November 1, 2015 (other than pursuant to certain specified exceptions), at which time such transfer restrictions will cease to be applicable to 50% of the Covered Securities. The transfer restrictions applicable to the remaining 50% of the Covered Securities will cease to be applicable on March 1, 2016 (or, if earlier, 30 days following written notice of waiver or termination by the Sponsor Stockholders of their board nomination rights described above). If, prior to November 1, 2015, the Sponsor Stockholders provide written notice waiving and terminating their director nomination rights described above, the transfer restrictions applicable to all the Covered Securities will cease to be applicable on November 1, 2015 and, if such written notice of waiver and termination is provided after November 1, 2015, then the transfer restrictions will cease to be applicable as of the earlier of March 1, 2016 and 30 days following the Issuer’s receipt of such written notice.

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
(Tables in thousands, except square footage and share data)

The Stockholders Agreement also includes certain provisions that, together, are intended to enhance the liquidity of common units to be held by the Sponsor Stockholders.

Redemption Rights of Sponsor Stockholders

Under the terms of the Stockholders Agreement, the Company (in its capacity as the general partner of the Operating Partnership) has waived the 14-month holding period set forth in the Fourth Amended and Restated Limited Partnership Agreement (as defined below) before the Sponsor Stockholders may require the Operating Partnership to redeem the common units and grants certain additional rights to the Sponsor Stockholders in connection with such redemptions. Among other things, the Company generally must give the Sponsor Stockholder notice before 9:30 a.m. Eastern time on the business day after the business day on which a Sponsor Stockholder gives the Company notice of redemption of any common units of the Company’s election, in its sole and absolute discretion, to either (A) cause the Operating Partnership to redeem all of the tendered common units in exchange for a cash amount per common units equal to the value of one share of common stock on the date that the Sponsor Stockholder provided its notice of redemption, calculated in accordance with and subject to adjustment as provided in the Fourth Amended and Restated Limited Partnership Agreement and the Stockholders Agreement, or (B) subject to the restrictions on ownership and transfer of the Company’s stock set forth in its charter, acquire all of the tendered common units from the Sponsor Stockholder in exchange for shares of common stock, based on an exchange ratio of one share of common stock for each OP Unit, subject to adjustment as provided in the Fourth Amended and Restated Limited Partnership Agreement. If the Company fails to timely provide such notice, the Company will be deemed to have elected to cause the Operating Partnership to redeem all such tendered common units in exchange for shares of common stock.

The Company may also elect to cause the Operating Partnership to redeem all common units tendered by a Sponsor Stockholder with the proceeds of a public or private offering of common stock under certain circumstances as discussed more fully below.

Restrictions on Transfer of Common Units by Sponsor Stockholders

Under the terms of the Stockholders Agreement, the Company (in its capacity as the general partner of the Operating Partnership) has waived the 14-month holding period set forth in the Fourth Amended and Restated Limited Partnership Agreement before the Sponsor Stockholders may transfer any common units, and has agreed to admit any permitted transferee of a Sponsor Stockholder as a substituted limited partner of the Operating Partnership upon the satisfaction of certain conditions described in the Fourth Amended and Restated Limited Partnership Agreement and the Stockholders Agreement. Nevertheless, the Covered Securities are subject to the transfer restrictions described above.

Amendments to the Fourth Amended and Restated Limited Partnership Agreement

The Stockholders Agreement prohibits the Company, without the prior written consent of the Sponsor Stockholders, from amending certain provisions of the Fourth Amended and Restated Limited Partnership Agreement in a manner adverse in any respect to the Sponsor Stockholders (in their capacity as limited partners of the Operating Partnership), or to add any new provision to the Fourth Amended and Restated Limited Partnership Agreement that would have a substantially identical effect or from taking any action that is intended to or otherwise would have a substantially identical effect.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The Board will provide the exception to the Sponsor Stockholders and certain of their affiliates until (i) any such Sponsor Stockholder or affiliate violates any of the representations or covenants in the Sponsor Stockholders’ request or (ii) (a) any such Sponsor Stockholder or affiliate owns, directly or indirectly, more than the applicable ownership percentage (as described above) of the interests in any tenant(s) and (b) the maximum rental income expected to be produced by such tenant(s) exceeds (x) 0.5% of the Company’s gross income (in the case of tenants other than tenants of the 1455 Market Street office property) or (y)0.5% of the 1455 Market Street Joint Venture’s gross income (in the case of tenants of the 1455 Market Street office property) for any taxable year (the “Rent Threshold”), at which time the number of shares of common stock that the Sponsor Stockholders and certain of their affiliates may directly or indirectly own will be reduced to the number of shares of common stock which would result in the amount of rent from such tenant(s) (that would be treated as related party rents under certain tax rules) representing no more than the Rent Threshold.

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

The Registration Rights Agreement

On April 1, 2015, in connection with the closing of the Acquisition, the Company entered into a Registration Rights Agreement, dated April 1, 2015 (the “Registration Rights Agreement”) by and among the Company and the Sponsor Stockholders. The Registration Rights Agreement provides for customary registration rights with respect to the Equity Consideration, including the following:

•
Shelf Registration. On October 27, 2015, the Company filed a resale shelf registration statement covering the Sponsor Stockholders’ shares of common stock received as part of the Equity Consideration as well as shares issuable upon redemption of common units received as part of the Equity Consideration, and the Company is required to use its reasonable best efforts to cause such resale shelf registration statement to become effective prior to the termination of the transfer restrictions under the Stockholders Agreement (as described above).

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

•
 Piggy-Back Rights. Beginning November 1, 2015 (or earlier if transfer restrictions under the Stockholders Agreement are terminated earlier), the Sponsor Stockholders will be permitted to, among other things, participate in offerings for the Company’s account or the account of any other security holder of the Company (other than in certain specified cases). If underwriters advise that the success of a proposed offering would be significantly and adversely affected by the inclusion of all securities in an offering initiated by the Company for the Company’s own account, then the securities proposed to be included by the Sponsor Stockholders together with other stockholders exercising similar piggy-back rights are cut back first.

Limited Partnership Agreement

On April 1, 2015, in connection with the closing of the Acquisition, the Company, as the general partner of the Operating Partnership, entered into the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated April 1, 2015 along with the Sponsor Stockholders and the other limited partners of the Operating Partnership. The principal changes to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended and as in effect immediately prior to the closing of the Acquisition, made by the Third Amended and Restated Limited Partnership Agreement were to add the provisions described below. The Third Amended and Restated Limited Partnership Agreement was amended and restated subsequently on December 17, 2015.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

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

Stock Offering Funding of Redemption

If any Sponsor Stockholder or any of its affiliates who become limited partners of the Operating Partnership (“Specified Limited Partners”) delivers a notice of redemption with respect to common units that, if exchanged for common stock, would result in a violation of the Excepted Holder Limit (as defined below) or otherwise violate the restrictions on ownership and transfer of the Company’s stock set forth in its charter and that have an aggregate value in excess of $50.0 million as calculated pursuant to the terms of the Fourth Amended and Restated Limited Partnership Agreement, then, if the Company is then eligible to register the offering of its securities on Form S-3 (or any successor form similar thereto), the Company may elect to cause the Operating Partnership to redeem such common units with the net proceeds from a public or private offering of the number of shares of common stock that would be deliverable in exchange for such common units but for the application of the Excepted Holder Limit and other restrictions on ownership and transfer of the Company’s stock. If the Company elects to fund the redemption of any common units with such an offering, it will allow all Specified Limited Partners the opportunity to include additional common units held by such Specified Limited Partners in such redemption.

Blackstone Margin Loan

On December 31, 2015, the Company was informed by HPP BREP V Holdco A LLC, an affiliate of investment funds associated with or designated by The Blackstone Group L.P. that are common stockholders of the Company and limited partners of the Operating Partnership, that HPP BREP V Holdco A LLC (“Borrower”), has entered into (i) a Margin Loan Agreement (the “Loan Agreement”) dated as of December 29, 2015 with the lenders party thereto (each, a “Lender” and, collectively, the “Lenders”) and the administrative agent party thereto and (ii) Pledge and Security Agreements dated as of December 31, 2015, in each case, between one of the Lenders, as secured party, and Borrower, as pledgor (the “Borrower Pledge Agreements”), and certain of HPP BREP V Holdco A LLC’s affiliates (each, a “Holdco A Guarantor” and collectively, the “Holdco A Guarantors”) have each entered into (i) with each Lender, a Pledge and Security Agreement dated as of December 31, 2015 (each, a “Holdco A Guarantor Pledge Agreement” and, collectively with the Borrower Pledge Agreements, the “Pledge Agreements”) and (ii) with the administrative agent and the Lenders, a Guarantee dated as of December 31, 2015 of the Borrower’s obligations under the Loan Agreement (each, a “Holdco A Guarantee” and collectively the “Holdco A Guarantees”). In addition, certain of HPP BREP V Holdco A LLC’s other affiliates (each, a “Holdco B Guarantor” and collectively, the “Holdco B Guarantors”) have each entered into, with the administrative agent and the Lenders, a Guarantee dated as of December 31, 2015 of the Borrower’s obligations under the Loan Agreement (each, a “Holdco B Guarantee” and, collectively with the Holdco A Guarantees, the Loan Agreement, and the Pledge Agreements, the “Loan Documents”). Each of the Borrower, the Holdco A Guarantors and the Holdco B Guarantors is affiliated with The Blackstone Group L.P.

As of December 31, 2015, the Borrower has borrowed an aggregate of $350.0 million under the Loan Agreement. Subject to the satisfaction of certain conditions, including the pledge of Common Units by the Holdco B Guarantors referenced below, the Borrower may borrow up to an additional $150.0 million on or after March 1, 2016. The scheduled maturity date of the loans under the Loan Agreement is December 31, 2017, which may be extended at the election of the Borrower until December 31, 2018. Pursuant to the Pledge Agreements, to secure borrowings under the Loan Agreement, the Borrower and the Guarantors have collectively pledged 8,276,945 shares of common stock, par value $0.01 per share (“Common Stock”) of the Company and 23,460,446 common units of partnership interest (“Common Units”) in Hudson Pacific Properties, L.P., as well as their respective rights under the Registration Rights Agreement dated as of April 1, 2015 by and among the Company and the holders listed on Schedule I thereto (the “Registration Rights Agreement”). In addition, the Holdco B Guarantors have agreed to pledge an additional

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

29,166,672 Common Units, and their respective rights under the Registration Rights Agreement, within 10 business days following March 1, 2016, pursuant to pledge and security agreements substantially similar to the Pledge Agreements.

Upon the occurrence of certain events that are customary for this type of loan, the Lenders may exercise their rights to require the Borrower to pre-pay the loan proceeds, post additional collateral, or foreclose on, and dispose of, the pledged shares of Common Stock and pledged Common Units in accordance with the Loan Documents.

The Company did not independently verify the foregoing disclosure. In addition, the Company is not a party to the Loan Documents and has no obligations thereunder, but has delivered an Issuer Agreement to each of the Lenders in which it has, among other things, agreed to certain obligations relating to the pledged Common Stock and pledged Common Units and, subject to applicable law and stock exchange rules, agreed not to take any actions that are intended to materially hinder or delay the exercise of any remedies with respect to the pledged Common Stock and pledged Common Units.
11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2015, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of December 31, 2015, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company's rental revenue is derived from tenants in the media, entertainment and technology industries. As of December 31, 2015 approximately 15.8% and 32.0% of our rentable square feet were related to the media and entertainment and technology industries, respectively.

As of December 31, 2015, our 15 largest tenants represented approximately 24.8% of our rentable square feet. During 2015, no single tenant accounted for more than 10%.

Letters of Credit
As of December 31, 2015, the Company has outstanding letters of credit totaling approximately $3.3 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

12. Quarterly Financial Information (unaudited)

The tables below presents selected quarterly information for 2015 and 2014 for the Company:

	Three months ended(1)
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenues	$154,651	$151,556	$151,819	$62,824
Income from operations	13,803	4,165	16,094	13,326
Net income (loss)	(2,745)	(1,828)	(36,083)	24,574
Net (loss) income attributable to Hudson Pacific Properties, Inc. stockholders’	$(6,460)	$(3,905)	$(25,243)	$19,211
Net loss (income) from continuing operations attributable to common stockholders’ per share—basic and diluted	$(0.07)	$(0.04)	$(0.28)	$0.25
Net loss attributable to common stockholders’ per share—basic and diluted	$(0.07)	$(0.04)	$(0.28)	$0.25
Weighted average shares of common stock outstanding—basic and diluted	88,990,612	88,984,236	88,894,258	76,783,351

	Three months ended(1)
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenues	$68,787	$68,155	$62,129	$55,596
Income from operations	11,640	12,622	13,195	11,220
Net (loss) income from discontinued operations	—	(38)	(60)	(66)
Net income (loss)	885	11,415	6,689	4,533
Net loss attributable to Hudson Pacific Properties, Inc. stockholders’	$(2,290)	$7,620	$3,365	$1,260
Net loss (income) from continuing operations attributable to common stockholders’ per share—basic and diluted	$(0.03)	$0.11	$0.05	$0.02
Net loss attributable to common stockholders’ per share—basic and diluted	$(0.03)	$0.11	$0.05	$0.02
Weighted average shares of common stock outstanding—basic and diluted	66,512,651	66,506,179	66,485,639	63,625,751
________________

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding.

13. Subsequent Events

Bayhill disposition

On January 14, 2016, the Company sold its Bayhill office property for $215.0 million (before certain credits, prorations, and closing costs). Proceeds received were used to partially paydown our unsecured revolving credit facility.

2013 OPP Plan Payout

On February 23, 2016, our compensation committee determined the final bonus pool under the Company's 2013 OPP Plan, and approved the grant of fully vested common stock and RSUs, which is an aggregate amount of $11.0 million, to the participants in accordance with the 2013 OPP. The RSUs will vest in equal annual installments on December 31, 2016 and December 31, 2017 based on continued employment, and carry tandem dividend equivalent rights. If we experience a change in control or a participant experiences a qualifying termination of employment, in either case, any unvested RSUs that remain outstanding will accelerate and vest in full upon such event. The following table sets forth the number of shares of common stock and the number of RSUs granted to each named executive officer:

	Common Stock	Restricted Stock Units
Victor Coleman	41,593	41,592
Mark Lammas	27,448	27,448
Christopher Barton	18,299	18,298
Alexander Vouvalides	13,724	13,724
Dale Shimoda	10,559	10,558

Obtained Board Approval For Share Repurchase Program

Effective January 20, 2016, the Company’s Board of Directors authorized a share repurchase program to buy up to
$100.0 million of the Company’s outstanding common stock. The program may be implemented at the Company’s discretion at any time for up to one year from the date of approval. Repurchases, if and when made, would be compliant with the SEC’s Rule 10b-18, and subject to market conditions, applicable legal requirements and other factors. The repurchase program serves as another capital allocation tool for the Company, a means to return capital to shareholders from asset dispositions, which will be weighed against other potential investment opportunities.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Significant Leasing Activity

In February 2016 Netflix, the world’s leading Internet television network, executed a right of first refusal to lease the remaining five floors, or another 123,221 square feet, at the Company’s ICON development in Hollywood, California. As a result, the 323,000-square-foot ICON office tower is now 100.0% pre-leased to Netflix with tenant build-out expected to commence in the third quarter of 2016.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Schedule III - Consolidated Real Estate and Accumulated Depreciation
December 31, 2015
(In thousands)

		Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount at December 31, 2015			Accumulated Depreciation at December 31, 2015(3)	Year Built / Renovated	Year Acquired
Property name	Encumbrances at December 31, 2015	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & All Improvements	Total
Office
Technicolor Building(1)	$—	$6,599	$27,187	$25,206	$3,088	$6,599	$55,481	$62,080	$(15,441)	2008	2007
875 Howard Street Property(1)	—	18,058	41,046	9,568	1,270	18,058	51,884	69,942	(13,437)	Various	2007
Del Amo	—	—	18,000	1,749	—	—	19,749	19,749	(3,330)	1986	2010
9300 Wilshire	—	—	10,718	1,036	—	—	11,754	11,754	(2,901)	1965/2001	2010
222 Kearny(1)	—	7,563	23,793	3,497	—	7,563	27,290	34,853	(3,996)	Various	2010
Rincon Center	102,309	58,251	110,656	14,579	—	58,251	125,235	183,486	(19,367)	1985	2010
1455 Market(1)	—	41,226	34,990	43,618	—	41,226	78,608	119,834	(5,838)	1977	2010
10950 Washington	28,407	17,979	25,110	586	—	17,979	25,696	43,675	(4,174)	Various	2010
604 Arizona(1)	—	5,620	14,745	1,396	—	5,620	16,141	21,761	(1,912)	1950	2011
275 Brannan Street	—	4,187	8,063	14,018	1,115	4,187	23,196	27,383	(3,291)	1906	2011
625 Second Street(1)	—	10,744	42,650	1,877	—	10,744	44,527	55,271	(5,238)	1905	2011
6922 Hollywood	—	16,608	72,392	4,781	—	16,608	77,173	93,781	(10,334)	1965	2011
10900 Washington	—	1,400	1,200	735	—	1,400	1,935	3,335	(359)	1973	2012
901 Market Street	30,000	17,882	79,305	15,818	—	17,882	95,123	113,005	(9,764)	1912/1985	2012
Element LA	168,000	79,769	19,755	85,057	10,391	79,769	115,203	194,972	(2,439)	1949	2012, 2013
Pinnacle I	129,000	28,518	171,657	4,567	—	28,518	176,224	204,742	(15,745)	2002	2012
Pinnacle II	86,228	15,430	115,537	217	—	15,430	115,754	131,184	(8,658)	2005	2013
3401 Exposition	—	14,120	11,319	11,351	1,028	14,120	23,698	37,818	(969)	1961	2013
First & King	—	35,899	184,437	7,078	—	35,899	191,515	227,414	(13,669)	1904/2009	2013
Met Park North	64,500	28,996	71,768	538	—	28,996	72,306	101,302	(5,341)	2000	2013
Northview	—	4,803	41,191	78	—	4,803	41,269	46,072	(3,878)	1991	2013
3402 Pico (Existing)	—	16,410	2,136	3,698	1,275	16,410	7,109	23,519	—	1950	2014
Merrill Place	—	27,684	29,824	4,712	63	27,684	34,599	62,283	(2,892)	Various	2014
Alaskan Way	—	—	—	3,143	43	—	3,186	3,186	—	Ongoing	2014
Jefferson	—	6,040	31,960	4,193	1,158	6,040	37,311	43,351	—	1985	2014
Icon	—	—	—	78,146	1,181	—	79,327	79,327	—	Ongoing	2008
4th & Traction	—	12,140	37,110	4,274	877	12,140	42,261	54,401	—	1939	2015
405 Mateo	—	13,040	26,960	566	428	13,040	27,954	40,994	—	Various	2015
Palo Alto	—	—	326,033	1,107	—	—	327,140	327,140	(9,326)	1971	2015

		Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount at December 31, 2015			Accumulated Depreciation at December 31, 2015(3)	Year Built / Renovated	Year Acquired
Property name	Encumbrances at December 31, 2015	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & All Improvements	Total
Hillview	—	—	159,641	2,216	—	—	161,857	161,857	(5,397)	Various	2015
Embarcadero	—	41,050	77,006	2,027	—	41,050	79,033	120,083	(2,261)	1984	2015
Foothill	—	—	133,994	7,271	—	—	141,265	141,265	(5,200)	Various	2015
Page Mill	—	—	147,625	583	—	—	148,208	148,208	(4,912)	1970/2016	2015
Clocktower	—	—	93,949	80	—	—	94,029	94,029	(2,403)	1983	2015
Lockheed	—	—	34,561	29	—	—	34,590	34,590	(1,470)	1991	2015
2180 Sand Hill	—	13,663	50,559	368	—	13,663	50,927	64,590	(1,131)	1973	2015
Towers at Shore Center	—	72,673	144,188	2,278	—	72,673	146,466	219,139	(3,585)	2001	2015
Skyway Landing	—	37,959	63,559	(106)	—	37,959	63,453	101,412	(2,091)	2001	2015
Shorebreeze	—	69,448	59,806	(78)	—	69,448	59,728	129,176	(1,715)	1985/1989	2015
555 Twin Dolphin	—	40,614	73,457	514	—	40,614	73,971	114,585	(2,027)	1989	2015
333 Twin Dolphin	—	36,441	64,892	2,565	—	36,441	67,457	103,898	(1,712)	1985	2015
Peninsula Office Park	—	109,906	104,180	3,981	—	109,906	108,161	218,067	(3,717)	Various	2015
Metro Center	—	—	313,683	6,175	—	—	319,858	319,858	(8,163)	Various	2015
One Bay Plaza	—	16,076	33,743	912	—	16,076	34,655	50,731	(1,228)	1980	2015
Concourse	—	45,085	224,271	1,463	—	45,085	225,734	270,819	(7,118)	Various	2015
Gateway	—	33,117	121,217	2,836	—	33,117	124,053	157,170	(6,328)	Various	2015
Metro Plaza	—	16,038	106,156	1,921	—	16,038	108,077	124,115	(3,238)	1986	2015
1740 Technology	—	8,052	49,486	1,734	—	8,052	51,220	59,272	(1,841)	1985	2015
Skyport Plaza	—	29,033	153,844	207	—	29,033	154,051	183,084	(5,574)	N/A	2015
Techmart Commerce	—	—	66,660	2,507	—	—	69,167	69,167	(2,491)	1986	2015
Patrick Henry	—	9,151	7,351	323	319	9,151	7,993	17,144	—	1982	2015
Campus Center	—	59,460	79,604	13	—	59,460	79,617	139,077	(3,107)	N/A	2015
Media & Entertainment
Sunset Gower(2)	—	79,321	64,697	26,296	139	79,321	91,132	170,453	(18,577)	Various	2007, 2011, 2012
Sunset Bronson(2)	—	77,698	32,374	9,639	422	77,698	42,435	120,133	(11,489)	Various	2008
Total	$608,444	$1,283,751	$4,040,045	$422,943	$22,797	$1,283,751	$4,485,785	$5,769,536	$(269,074)
Real estate held for sale:
Bayhill	—	90,083	113,656	3,248		90,083	116,907	206,990	(3,650)	Various	2015
	$608,444	$1,373,834	$4,153,701	$426,191	$22,797	$1,373,834	$4,602,692	$5,976,526	$(272,724)
______________________________

(1)	These properties are secured under our line of credit, which, as of December 31, 2015, has an outstanding balance of $230.0 million.

(2)
Interest on $92.0 million of the outstanding loan balance has been effectively capped at 5.97% and 4.25% per annum on $50.0 million and $42.0 million, respectively, of the loan through the use of two interest rate caps through February 11, 2016. On March 4, 2015, the terms of the loan were amended to enable the Company to draw up to an additional $160.0 million and to extend the maturity date from February 11, 2018 to March 4, 2019 with a one-year extension option.

(3)
The Company computes depreciation using the straight-line method over the estimated useful lives of 39 years for building and improvements, 15 years for land improvements, and over the shorter of asset life or life of the lease for tenant improvements.

The aggregate gross cost of property included above for federal income tax purposes approximated $5.1 billion, unaudited as of December 31, 2015.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2013 to December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
Total Investment in real estate, beginning of year	$2,239,741	$2,035,330	$1,475,955
Additions during period:
Acquisitions	3,699,289	114,008	538,322
Improvements, capitalized costs	198,561	128,018	89,707
Total additions during period	3,897,850	242,026	628,029
Deductions during period
Disposal (fully depreciated assets and early terminations)	(13,556)	(23,977)	(9,638)
Cost of property sold	(147,509)	(13,638)	(59,016)
Total deductions during period	(161,065)	(37,615)	(68,654)
Ending balance, before reclassification to assets associated with real estate held for sale	5,976,526	2,239,741	2,035,330
Reclassification to assets associated with real estate held for sale	(206,990)	(68,446)	(82,305)
Total Investment in real estate, end of year	$5,769,536	$2,171,295	$1,953,025

Total accumulated depreciation, beginning of year	$(142,561)	$(116,342)	$(85,184)
Additions during period:
Depreciation of real estate	(151,066)	(50,044)	(41,454)
Total additions during period	(151,066)	(50,044)	(41,454)
Deductions during period:
Deletions	12,999	22,310	4,837
Write-offs due to sale	7,904	1,515	5,459
Total deductions during period	20,903	23,825	10,296
Ending balance, before reclassification to assets associated with real estate held for sale	(272,724)	(142,561)	$(116,342)
Reclassification to assets associated with real estate held for sale	3,650	7,904	7,931
Total accumulated depreciation, end of year	$(269,074)	$(134,657)	$(108,411)

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Schedule IV - Mortgage Loan on Real Estate
December 31, 2015
(In thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Subordinated debt:
Office - Los Angeles, CA	11%	8/22/2016	Interest Only	—	$28,528	$28,684	—
Total					$28,528	$28,684

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

Date:	February 26, 2016	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)