Form 10-Q
period 2016-03-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2016-05-09
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-34789
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

11601 Wilshire Blvd., Ninth Floor Los Angeles, California 90025
(Address of principal executive offices) (Zip Code)
(310) 445-5700
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and
former fiscal year, if changed since last report)
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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

The number of shares of common stock outstanding at May 1, 2016 was 90,008,521.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended March 31, 2016 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2016, Hudson Pacific Properties, Inc. owned approximately 61.5% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. The remaining approximately 38.5% of outstanding common units are owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with The Blackstone Group L.P. (“Blackstone”) and Farallon Capital Management, LLC. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
We believe combining the quarterly reports on Form 10-Q of Hudson Pacific Properties, Inc. and the operating partnership into this single report results in the following benefits:

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

There are a few differences between our Company and our operating partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between our Company and our operating partnership in the context of how we operate as an interrelated, consolidated company. Hudson Pacific Properties, Inc. is a REIT, the only material assets of which are the units of partnership interest in our operating partnership. As a result, Hudson Pacific Properties, Inc. does not conduct business itself, other than acting as the sole general partner of our operating partnership, issuing equity from time to time and guaranteeing certain debt of our operating partnership. Hudson Pacific Properties, Inc. itself does not issue any indebtedness but guarantees some of the debt of our operating partnership. Our operating partnership, which is structured as a partnership with no publicly traded equity, holds substantially all of the assets of our Company and conducts substantially all of our business. Except for net proceeds from equity issuances by Hudson Pacific Properties, Inc., which are generally contributed to our operating partnership in exchange for units of partnership interest in our operating partnership, our operating partnership generates the capital required by our Company’s business through its operations, its incurrence of indebtedness or through the issuance of units of partnership interest in our operating partnership.
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
In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that Hudson Pacific Properties, Inc. and our operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act and 18 U.S.C. §1350, this report also includes separate “Item 4. Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of Hudson Pacific Properties, Inc. and our operating partnership.

Hudson Pacific Properties, Inc.
Hudson Pacific Properties, L.P.
FORM 10-Q
March 31, 2016

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$1,274,600	$1,274,600
Building and improvements	4,008,819	3,956,638
Tenant improvements	297,255	293,130
Furniture and fixtures	4,397	9,586
Property under development	203,387	218,438
Total real estate held for investment	5,788,458	5,752,392
Accumulated depreciation and amortization	(302,835)	(269,074)
Investment in real estate, net	5,485,623	5,483,318
Cash and cash equivalents	57,367	53,551
Restricted cash	20,011	18,010
Accounts receivable, net	16,600	21,159
Notes receivable, net	28,788	28,684
Straight-line rent receivables, net	65,294	59,636
Deferred leasing costs and lease intangible assets, net	311,846	318,031
Derivative assets	—	2,061
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	27,401	27,292
Assets associated with real estate held for sale	17,435	233,539
TOTAL ASSETS	$6,039,119	$6,254,035
LIABILITIES AND EQUITY
Notes payable, net	$2,080,005	$2,260,716
Accounts payable and accrued liabilities	97,964	84,304
Lease intangible liabilities, net	86,614	95,208
Security deposits	22,364	21,302
Prepaid rent	32,972	38,245
Derivative liabilities	17,664	2,010
Liabilities associated with real estate held for sale	262	13,036
TOTAL LIABILITIES	2,337,845	2,514,821
6.25% series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 89,242,183 shares and 89,153,780 shares outstanding at March 31, 2016 and December 31, 2015, respectively	892	891
Additional paid-in capital	1,693,930	1,710,979
Accumulated other comprehensive loss	(10,568)	(1,081)
Accumulated deficit	(42,505)	(44,955)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,641,749	1,665,834
Non-controlling interest—members in consolidated entities	264,347	262,625
Non-controlling common units in the operating partnership	1,785,001	1,800,578
TOTAL EQUITY	3,691,097	3,729,037
TOTAL LIABILITIES AND EQUITY	$6,039,119	$6,254,035

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2016	2015
Revenues
Office
Rental	$116,227	$41,576
Tenant recoveries	20,533	6,064
Parking and other	5,532	5,295
Total office revenues	142,292	52,935
Media & Entertainment
Rental	6,028	5,467
Tenant recoveries	199	240
Other property-related revenue	4,969	4,109
Other	49	73
Total Media & Entertainment revenues	11,245	9,889
Total revenues	153,537	62,824
Operating expenses
Office operating expenses	47,703	17,135
Media & Entertainment operating expenses	5,952	6,005
General and administrative	12,503	9,200
Depreciation and amortization	68,368	17,158
Total operating expenses	134,526	49,498
Income from operations	19,011	13,326
Other expense (income)
Interest expense	17,251	5,493
Interest income	(13)	(53)
Unrealized loss on ineffective portion of derivative instruments	2,125	—
Acquisition-related expenses	—	6,044
Other expense (income)	24	(41)
Total other expenses	19,387	11,443
(Loss) income before gain on sale of real estate	(376)	1,883
Gain on sale of real estate	6,352	22,691
Net income	5,976	24,574
Net income attributable to preferred stock and units	(159)	(3,195)
Net income attributable to restricted shares	(197)	(70)
Net income attributable to non-controlling interest in consolidated real estate entities	(1,945)	(1,502)
Net income attributable to common units in the operating partnership	(1,422)	(596)
Net income attributable to Hudson Pacific Properties, Inc. common stockholders	$2,253	$19,211
Basic and diluted per share amounts:
Net income attributable to common stockholders’ per share—basic	$0.03	$0.25
Net income attributable to common stockholders’ per share—diluted	$0.03	$0.25
Weighted average shares of common stock outstanding—basic	89,190,803	76,783,351
Weighted average shares of common stock outstanding—diluted	89,597,803	77,330,351
Dividends declared per share of common stock	$0.200	$0.125

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$5,976	$24,574
Other comprehensive (loss) cash flow hedge adjustment	(15,475)	(625)
Comprehensive (loss) income	(9,499)	23,949
Comprehensive income attributable to preferred stock and units	(159)	(3,195)
Comprehensive income attributable to restricted shares	(197)	(70)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(1,945)	(1,502)
Comprehensive loss (income) attributable to common units in the operating partnership	4,566	(577)
Comprehensive (loss) income attributable to Hudson Pacific Properties, Inc. common stockholders	$(7,234)	$18,605

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interests — Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2015	66,797,816	$668	$145,000	$1,070,833	$(34,884)	$(2,443)	$52,851	$42,990	$1,275,015	$10,177
Contributions	—	—	—	—	—	—	—	217,795	217,795	—
Distributions	—	—	—	—	—	—	—	(2,013)	(2,013)	—
Proceeds from sale of common stock, net of underwriters’ discount	12,650,000	127	—	385,462	—	—	—	—	385,589	—
Common stock issuance transaction costs	—	—	—	(4,969)	—	—	—	—	(4,969)	—
Redemption of Series B Preferred Stock	—	—	(145,000)	—	—	—	—	—	(145,000)	—
Issuance of common units for acquisition properties	—	—	—	—	—	—	1,814,936	—	1,814,936	—
Issuance of unrestricted stock	8,820,482	87	—	285,358	—	—	—	—	285,445	—
Issuance of restricted stock	36,223	—	—	—	—	—	—	—	—	—
Shares withheld to satisfy minimum tax withholding	(85,469)	—	—	(5,128)	—	—	—	—	(5,128)	—
Declared dividend	—	—	(11,469)	(50,244)	—	—	(25,631)	—	(87,344)	(636)
Amortization of stock-based compensation	—	—	—	8,832	—	—	—	—	8,832	—
Net income (loss)	—	—	11,469	—	(10,071)	—	(21,969)	3,853	(16,718)	636
Cash flow hedge adjustment	—	—	—	—	—	1,362	1,235	—	2,597	—
Exchange of Non-controlling Interests — Common units in the operating partnership for common stock	934,728	9	—	20,835	—	—	(20,844)	—	—	—
Balance at December 31, 2015	89,153,780	$891	$—	$1,710,979	$(44,955)	$(1,081)	$1,800,578	$262,625	$3,729,037	$10,177
Contributions	—	—	—	—	—	—	—	103	103	—
Distributions	—	—	—	—	—	—	—	(326)	(326)	—
Transaction related costs	—	—	—	—	—	—	—	—	—	—
Issuance of unrestricted stock	156,697	2	—	—	—	—	—	—	2	—
Shares withheld to satisfy minimum tax withholding	(68,294)	(1)	—	(1,682)	—	—	—	—	(1,683)	—
Declared dividend	—	—	—	(18,535)	—	—	(11,267)	—	(29,802)	(159)
Amortization of stock-based compensation	—	—	—	3,168	—	—	256	—	3,424	—
Net income	—	—	—	—	2,450	—	1,422	1,945	5,817	159
Cash flow hedge adjustment	—	—	—	—	—	(9,487)	(5,988)	—	(15,475)	—
Balance at March 31, 2016	89,242,183	$892	$—	$1,693,930	$(42,505)	$(10,568)	$1,785,001	$264,347	$3,691,097	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,976	$24,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,368	17,158
Amortization of deferred financing costs and loan premium, net	871	508
Amortization of stock-based compensation	3,342	2,149
Straight-line rents	(5,658)	(3,464)
Straight-line expenses	529	—
Amortization of above- and below-market leases, net	(4,851)	(1,444)
Amortization of above- and below-market ground lease, net	535	62
Amortization of lease incentive costs	328	138
Bad debt expense (recovery)	537	(44)
Amortization of discount and net origination fees on purchased and originated loans	(104)	(104)
Unrealized loss on ineffective portion of derivative instruments	2,125	—
Gain from sale of real estate	(6,352)	(22,691)
Change in operating assets and liabilities:
Restricted cash	(2,001)	177
Accounts receivable	4,412	2,960
Deferred leasing costs and lease intangibles	(5,420)	(1,900)
Prepaid expenses and other assets	(935)	(5,535)
Accounts payable and accrued liabilities	3,084	13,445
Security deposits	430	(404)
Prepaid rent	(6,319)	1,540
Net cash provided by operating activities	58,897	27,125
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(54,415)	(30,635)
Proceeds from sale of real estate	212,629	88,316
Deposits for property acquisitions	—	(261,648)
Net cash provided by (used for) investing activities	158,214	(203,967)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from notes payable	30,000	319
Payments of notes payable	(210,906)	(173,200)
Proceeds from issuance of common stock	—	385,572
Common stock issuance transaction costs	—	(5,050)
Dividends paid to common stock and unitholders	(29,802)	(10,287)
Dividends paid to preferred stock and unitholders	(159)	(3,195)
Contributions by members	103	219,150
Distribution to non-controlling member in consolidated real estate entities	(326)	(933)
Payment to satisfy minimum tax withholding	(1,683)	(1,750)
Payments of loan costs	(522)	(3,647)
Net cash (used for) provided by financing activities	(213,295)	406,979
Net increase in cash and cash equivalents	3,816	230,137
Cash and cash equivalents—beginning of period	53,551	17,753
Cash and cash equivalents—end of period	$57,367	$247,890

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$12,101	$7,095
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$6,868	$(7,850)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$1,274,600	$1,274,600
Building and improvements	4,008,819	3,956,638
Tenant improvements	297,255	293,130
Furniture and fixtures	4,397	9,586
Property under development	203,387	218,438
Total real estate held for investment	5,788,458	5,752,392
Accumulated depreciation and amortization	(302,835)	(269,074)
Investment in real estate, net	5,485,623	5,483,318
Cash and cash equivalents	57,367	53,551
Restricted cash	20,011	18,010
Accounts receivable, net	16,600	21,159
Notes receivable, net	28,788	28,684
Straight-line rent receivables, net	65,294	59,636
Deferred leasing costs and lease intangible assets, net	311,846	318,030
Derivative assets	—	2,061
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	27,401	27,292
Assets associated with real estate held for sale	17,435	233,539
TOTAL ASSETS	$6,039,119	$6,254,034
LIABILITIES
Notes payable, net	$2,080,005	$2,260,716
Accounts payable and accrued liabilities	97,964	84,304
Lease intangible liabilities, net	86,614	95,208
Security deposits	22,364	21,302
Prepaid rent	32,972	38,245
Derivative liabilities	17,664	2,010
Liabilities associated with real estate held for sale	262	13,036
TOTAL LIABILITIES	2,337,845	2,514,821
6.25% series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
CAPITAL
Partners’ capital:
Common units, 145,538,498 and 145,450,095 issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	3,426,750	3,466,412
Non-controlling interest—members in Consolidated Entities	264,347	262,625
TOTAL CAPITAL	3,691,097	3,729,037
TOTAL LIABILITIES AND CAPITAL	$6,039,119	$6,254,035

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except unit amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Office
Rental	$116,227	$41,576
Tenant recoveries	20,533	6,064
Parking and other	5,532	5,295
Total office revenues	142,292	52,935
Media & Entertainment
Rental	6,028	5,467
Tenant recoveries	199	240
Other property-related revenue	4,969	4,109
Other	49	73
Total Media & Entertainment revenues	11,245	9,889
Total revenues	153,537	62,824
Operating expenses
Office operating expenses	47,703	17,135
Media & Entertainment operating expenses	5,952	6,005
General and administrative	12,503	9,200
Depreciation and amortization	68,368	17,158
Total operating expenses	134,526	49,498
Income from operations	19,011	13,326
Other expense (income)
Interest expense	17,251	5,493
Interest income	(13)	(53)
Unrealized loss on ineffective portion of derivative instruments	2,125	—
Acquisition-related expenses	—	6,044
Other expense (income)	24	(41)
Total other expenses	19,387	11,443
(Loss) income before gain on sale of real estate	(376)	1,883
Gain on sale of real estate	6,352	22,691
Net income	5,976	24,574
Net income attributable to non-controlling interest in consolidated real estate entities	(1,945)	(1,502)
Net income (loss) attributable to Hudson Pacific Properties, L.P.	4,031	23,072
Preferred distributions—Series A units	(159)	(159)
Preferred distributions—Series B units	—	(3,036)
Total preferred distributions	(159)	(3,195)
Net income attributable to restricted shares	(197)	(70)
Net income available to common unitholders	$3,675	$19,807
Basic and diluted per unit amounts:
Net income attributable to common unitholders per unit—basic	$0.03	$0.25
Net income attributable to common unitholders per unit—diluted	$0.03	$0.25
Weighted average shares of common units outstanding—basic	145,487,118	79,165,914
Weighted average shares of common units outstanding—diluted	145,894,118	79,712,914
Dividends declared per unit	$0.200	$0.125

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$5,976	$24,574
Other comprehensive (loss) cash flow hedge adjustment	(15,475)	(625)
Comprehensive (loss) income	(9,499)	23,949
Comprehensive income attributable to Series A preferred units	(159)	(159)
Comprehensive income attributable to Series B preferred units	—	(3,036)
Comprehensive income attributable to restricted shares	(197)	(70)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(1,945)	(1,502)
Comprehensive (loss) income attributable to Hudson Pacific Properties, L.P. unitholders	$(11,800)	$19,182

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited, in thousands, except unit data)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Total Partners’ Capital	Non-controlling Interests — Members in Consolidated Entities	Total Capital	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2015	$145,000	69,180,379	$1,087,025	$1,232,025	$42,990	$1,275,015	$10,177
Contributions	—	—	—	—	217,795	217,795
Distributions	—	—	—	—	(2,013)	(2,013)	—
Proceeds from sale of common units, net of underwriters’ discount	—	12,650,000	385,589	385,589	—	385,589	—
Equity offering transaction costs	—	—	(4,969)	(4,969)	—	(4,969)	—
Redemption of Series B Preferred Stock	(145,000)	—	—	(145,000)	—	(145,000)	—
Issuance of unrestricted units	—	63,668,962	2,100,381	2,100,381	—	2,100,381	—
Issuance of restricted units	—	36,223	—	—	—	—
Units withheld to satisfy minimum tax withholding	—	(85,469)	(5,128)	(5,128)	—	(5,128)	—
Declared distributions	(11,469)	—	(75,875)	(87,344)	—	(87,344)	(636)
Amortization of unit-based compensation	—	—	8,832	8,832	—	8,832	—
Net income	11,469	—	(32,040)	(20,571)	3,853	(16,718)	636
Cash Flow Hedge Adjustment	—	—	2,597	2,597	—	2,597	—
Balance at December 31, 2015	$—	145,450,095	$3,466,412	$3,466,412	$262,625	$3,729,037	$10,177
Contributions	—	—	—	—	103	103	—
Distributions	—	—	—	—	(326)	(326)	—
Equity offering transaction costs	—	—	—	—	—	—	—
Issuance of unrestricted units	—	156,697	2	2	—	2	—
Units withheld to satisfy minimum tax withholding	—	(68,294)	(1,683)	(1,683)	—	(1,683)	—
Declared distributions	—	—	(29,802)	(29,802)	—	(29,802)	(159)
Amortization of unit-based compensation	—	—	3,424	3,424	—	3,424	—
Net income	—	—	3,872	3,872	1,945	5,817	159
Cash Flow Hedge Adjustment	—	—	(15,475)	(15,475)	—	(15,475)	—
Balance at March 31, 2016	$—	145,538,498	$3,426,750	$3,426,750	$264,347	$3,691,097	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,976	$24,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,368	17,158
Amortization of deferred financing costs and loan premium, net	871	508
Amortization of stock-based compensation	3,342	2,149
Straight-line rents	(5,658)	(3,464)
Straight-line expenses	529	—
Amortization of above- and below-market leases, net	(4,851)	(1,444)
Amortization of above- and below-market ground lease, net	535	62
Amortization of lease incentive costs	328	138
Bad debt expense (recovery)	537	(44)
Amortization of discount and net origination fees on purchased and originated loans	(104)	(104)
Unrealized loss on ineffective portion of derivative instruments	2,125	—
Gain from sale of real estate	(6,352)	(22,691)
Change in operating assets and liabilities:
Restricted cash	(2,001)	177
Accounts receivable	4,412	2,960
Deferred leasing costs and lease intangibles	(5,420)	(1,900)
Prepaid expenses and other assets	(935)	(5,535)
Accounts payable and accrued liabilities	3,084	13,445
Security deposits	430	(404)
Prepaid rent	(6,319)	1,540
Net cash provided by operating activities	58,897	27,125
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(54,415)	(30,635)
Proceeds from sale of real estate	212,629	88,316
Deposits for property acquisitions	—	(261,648)
Net cash provided by (used for) investing activities	158,214	(203,967)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	30,000	319
Payments of notes payable	(210,906)	(173,200)
Proceeds from issuance of common units	—	385,572
Common units issuance transaction costs	—	(5,050)
Dividends paid to common unitholders	(29,802)	(10,287)
Dividends paid to preferred unitholders	(159)	(3,195)
Contributions by members	103	219,150
Distribution to non-controlling member in consolidated real estate entities	(326)	(933)
Payment to satisfy minimum tax withholding	(1,683)	(1,750)
Payments of loan costs	(522)	(3,647)
Net cash (used for) provided by financing activities	(213,295)	406,979
Net increase in cash and cash equivalents	3,816	230,137
Cash and cash equivalents—beginning of period	53,551	17,753
Cash and cash equivalents—end of period	$57,367	$247,890

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$12,101	$7,095
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$6,868	$(7,850)

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

1. Organization

Hudson Pacific Properties, Inc. is a Maryland corporation formed on November 9, 2009 that did not have any meaningful operating activity until the consummation of its initial public offering and the related acquisition of its predecessor and certain other entities on June 29, 2010 (“IPO”). Since the completion of the IPO, the concurrent private placement, and the related formation transactions, Hudson Pacific Properties, Inc. has been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through its controlling interest in the operating partnership and its subsidiaries, Hudson Pacific Properties, Inc. owns, manages, leases, acquires and develops real estate, consisting primarily of office and media and entertainment properties. Unless otherwise indicated or unless the context requires otherwise, all references in these financial statements to the “Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

On April 1, 2015, the Company completed the acquisition of the EOP Northern California Portfolio (“EOP Acquisition”) from Blackstone Real Estate Partners V and VI (“Blackstone”). The EOP Acquisition consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets. The total consideration paid for the EOP Acquisition before certain credits, prorations, and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of Hudson Pacific Properties, Inc. and common units in the operating partnership.

As of March 31, 2016, the Company owned a portfolio of 53 office properties and two media and entertainment properties. These properties are located in California and the Pacific Northwest.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company and the operating partnership are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the year ended December 31, 2015 and the notes thereto.

Certain amounts in the Consolidated Balance Sheets for the prior period related to Patrick Henry Drive have been reclassified to be comparable with the presentation as held for sale as of March 31, 2016.

Principles of Consolidation

The unaudited interim consolidated financial statements of Hudson Pacific Properties, Inc. include the accounts of Hudson Pacific Properties, Inc., the operating partnership and all wholly-owned subsidiaries and variable interest entities (“VIEs”), of which Hudson Pacific Properties, Inc. is the primary beneficiary. The unaudited interim consolidated financial statements of the operating partnership include the accounts of the operating partnership, and all wholly-owned subsidiaries and VIEs of which the operating partnership is the primary beneficiary. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

During the first quarter of 2016, the Company adopted ASU 2015-02, Consolidation (“Topic 810”): Amendments to the Consolidation Analysis, to amend the accounting guidance for consolidation. The standard simplifies the current guidance for consolidation and reduces the number of consolidation models through the elimination of the indefinite deferral of Statement 167. Additionally, the standard places more emphasis on risk of loss when determining a controlling financial interest. The Company consolidates all entities that the Company controls through either majority ownership or voting rights. In addition, the Company consolidates all VIEs of which the Company is considered the primarily beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As a result of the adoption, the Company concluded that two of its joint ventures and its operating partnership met the definition of a VIE and is the primarily beneficiary of these VIEs. Substantially all of the assets and liabilities of the Company are related to these VIEs.

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

Investment in Real Estate Properties

Acquisitions

When the Company acquires properties that are considered business combinations, the assets acquired and liabilities assumed are recorded at fair value. These assets and liabilities include, but are not limited to, land, building and improvements, intangible assets related to above-and below-market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. The initial purchase price accounting is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price accounting are made within the measurement period, which typically does not exceed one year, within the Consolidated Balance Sheets.

The Company assesses fair value based on level 2 and level 3 inputs within the fair value hierarchy, which includes estimated cash flow projections that utilize discount and/or capitalization rates and available market information. See “Fair value of Assets and Liabilities” below. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. The fair value of acquired “above- and below-” market leases is estimated through cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs. Acquisition-related expenses associated with acquisition of operating properties are expensed in the period incurred.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Cost Capitalization

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs for the three months ended March 31, 2016 and 2015 were approximately $2.3 million and $0.9 million, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Capitalized interest for the three months ended March 31, 2016 and 2015 was approximately $2.6 million and $2.0 million, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

Operating Properties

The properties are generally carried at cost, less accumulated depreciation and amortization. The Company computes depreciation using the straight-line method over the estimated useful lives of generally 39 years for building and improvements, 15 years for land improvements, five to seven years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to the depreciation and amortization line item of the Consolidated Statements of Operations over the remaining non-cancellable lease term.

Held for sale

The Company classifies properties as held for sale when certain criteria set forth in Accounting Standard Codification (“ASC”) Topic 360, Property, Plant, and Equipment, are met. These criteria include (i) whether the Company is committed to a plan to sell, (ii) whether the asset or disposal group is available for immediate sale, (iii) whether an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) whether the sale of the asset or disposal group is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, (v) whether the long-lived asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, (vi) whether actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. At the time a property is classified as held for sale, the Company reclassifies its assets and liabilities to held for sale in the Consolidated Balance Sheets for the periods presented and ceases recognizing depreciation expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell. There was one property classified as held for sale at March 31, 2016 and two properties classified as held for sale at December 31, 2015.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. The Company recorded no impairment charges for the three months ended March 31, 2016 and 2015.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business acquisitions. The Company’s goodwill balance as of March 31, 2016 and December 31, 2015 was $8.8 million. The Company does not amortize this asset but instead analyzes it on an annual basis for impairment. No impairment indicators have been noted during the three months ended March 31, 2016 and 2015.

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

Accounts Receivable, net

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

The following table summarizes the Company’s accounts receivable, net of allowance for doubtful accounts as of:

	March 31, 2016	December 31, 2015
Accounts receivable	$18,129	$22,180
Allowance for doubtful accounts	(1,529)	(1,021)
Accounts receivable, net	$16,600	$21,159

Straight-line rent receivables, net

For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company evaluates the collectability of straight-line rent receivables based on the length of time the related rental receivables are past due, the current business environment and the Company’s historical experience.

The following table represents the Company’s straight-line rent receivables, net of allowance for doubtful accounts as of:

	March 31, 2016	December 31, 2015
Straight-line rent receivables	$65,342	$60,606
Allowance for doubtful accounts	(48)	(970)
Straight-line rent receivables, net	$65,294	$59,636

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Notes Receivable, net

On August 19, 2014, the Company entered into a loan participation agreement for a loan with a maximum principal of $140.0 million. The Company’s share was 23.77%, or $33.3 million. The note receivable is secured by a real estate property, bears interest at 11.0% and matures on August 22, 2016. Interest is payable monthly with the principal due at maturity. The Company received a $0.4 million commitment fee as a result of this transaction. The balance as of March 31, 2016 and December 31, 2015, net of the accretion of commitment fee, was $28.8 million and $28.7 million, respectively. The Company believes these balances are fully collectible.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Deferred Financing Costs

Deferred financing costs are amortized over the term of the respective loans and are reported net of accumulated amortization in notes payable, net to the extent they are associated with drawn loans and prepaid expenses and other assets, net to the extent they relate to the unsecured revolving credit facility and undrawn term loans.

Derivative Instruments

The Company manages interest rate risk associated with borrowings by entering into derivative instruments. The Company recognizes all derivatives on the Consolidated Balance Sheets on a gross basis at fair value. Derivatives that are not effective hedges are adjusted to fair value and the changes in fair value are reflected as income or expense. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss), which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Stock-Based Compensation

Compensation cost of restricted stock, restricted stock units and performance units under the Company’s equity incentive award plans are accounted for under ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The compensation committee of Hudson Pacific Properties, Inc.’s board of directors will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to the Company’s equity incentive award plans and programs.

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

Hudson Pacific Properties, Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2010. The Company believes that the Company has operated in a manner that has allowed Hudson Pacific Properties, Inc. to qualify as a REIT for federal income tax purposes commencing with such taxable year, and the Company intends to continue operating in such manner.  To qualify as a REIT, Hudson Pacific Properties, Inc. is required to distribute at least 90% of its net taxable income, excluding net capital gains, to its stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership.

Provided that it continues to qualify for taxation as a REIT, Hudson Pacific Properties, Inc. is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders. If Hudson Pacific Properties, Inc. fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, Hudson Pacific Properties, Inc. would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which the Company loses its qualification. It is not possible to state whether in all circumstances Hudson Pacific Properties, Inc. would be entitled to this statutory relief.

The Company has elected, together with one of its subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company’s TRS did not have significant tax provisions or deferred income tax items as of March 31, 2016 and 2015.

The Company is subject to the statutory requirements of the states in which it conducts business.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2016, the Company has not established a liability for uncertain tax positions.

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
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

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

Recently Issued Accounting Pronouncements

Changes to GAAP are established by Financial Accounting Standards Board (“FASB”) in the form of ASUs. The Company considers the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on the Company’s consolidated financial statements, because either the ASU is not applicable or the impact is expected to be immaterial.

On April 14, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This guidance clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This guidance clarifies certain aspects of the principal-versus-agent guidance in its new revenue recognition standard related to the determination of whether an entity is a principal-versus-agent and the determination of the nature of each specified good or service. Both updates affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, and defer the effective date of ASU 2014-09 by one year. These updates are effective for annual reporting periods (including interim periods) beginning after December 15, 2017 with early adoption permitted. The Company is currently assessing the impact on its consolidated financial statements and notes to the consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions related to the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, etc. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2016 with early adoption permitted. The Company is currently assessing the impact on its consolidated financial statements and notes to the consolidated financial statements.

On March 15, 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This guidance eliminates the retroactive adoption requirement when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2016 with early adoption permitted. The implementation of this update is not expected to have a material effect on the Company’s consolidated financial statements and notes to the consolidated financial statements.

On March 14, 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2016 with early adoption permitted. The implementation of this update is not expected to have a material effect on the Company’s consolidated financial statements and notes to the consolidated financial statements.

On March 14, 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This guidance clarifies the accounting treatment when there is a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2016 with early adoption permitted. The implementation of this update is not expected to have a material effect on the Company’s consolidated financial statements and notes to the consolidated financial statements.

3. Investment in Real Estate

Acquisitions

The Company’s acquisitions are accounted for using the acquisition method. The results of operations for each of these acquisitions are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The Company had no acquisitions during the first quarter of 2016. During 2015, the Company acquired 26 office properties totaling approximately 8.2 million square feet and two development parcels throughout Northern California, 4th and Traction and 405 Mateo.

Dispositions

During the first quarter of 2016, the Company sold its Bayhill Office Center property for $215.0 million (before certain credits, prorations, and closing costs). Proceeds received were used to partially pay down the Company’s unsecured revolving credit facility. During the first quarter of 2016, the Company recognized a gain of $6.4 million related to the disposal of its Bayhill Office Center property.

During first quarter of 2015, the Company sold its First Financial office property for a gain of $22.7 million.

The Company has not presented the operating results in net income (loss) from discontinued operations for these disposals because they do not represent a strategic shift in the Company’s business.

Held for sale

As of March 31, 2016, the Company determined that its Patrick Henry Drive property met the criteria to be classified as held for sale and reclassified the balances related to such property within the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015. Subsequent to March 31, 2016, the Company sold its Patrick Henry Drive property for $19.0 million (before certain credits, prorations, and closing costs).

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing cost and lease intangibles as of:

	March 31, 2016	December 31, 2015
Above-market leases	$38,266	$38,481
Accumulated amortization	(20,726)	(17,210)
Above-market leases, net	17,540	21,271
Deferred leasing costs and in-place lease intangibles	359,937	352,276
Accumulated amortization	(121,906)	(112,337)
Deferred leasing costs and in-place lease intangibles, net	238,031	239,939
Below-market ground leases	59,578	59,578
Accumulated amortization	(3,303)	(2,757)
Below-market ground leases, net	56,275	56,821
Deferred leasing costs and lease intangible assets, net	$311,846	$318,031

Below-market leases	$137,170	$140,041
Accumulated amortization	(51,594)	(45,882)
Below-market leases, net	85,576	94,159
Above-market ground leases	1,095	1,095
Accumulated amortization	(57)	(46)
Above-market ground leases, net	1,038	1,049
Lease intangible liabilities, net	$86,614	$95,208

The Company recognized the following amortization related to deferred leasing cost and lease intangibles:

	Three Months Ended March 31,
	2016	2015
Above-market lease(1)	$3,719	$370
Below-market lease(1)	(8,570)	(1,814)
Deferred lease costs and in-place lease intangibles(2)	22,568	4,230
Above-market ground lease(3)	(11)	—
Below-market ground lease(3)	546	62
__________________

(1)	Amortization is recorded in office rental income in the Consolidated Statements of Operations.

(2)	Amortization is recorded in depreciation and amortization expense in the Consolidated Statements of Operations.

(3)	Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

5. Notes Payable

The following table summarizes the balances of the Company’s indebtedness as of:

	March 31, 2016	December 31, 2015
Notes payable	$2,097,539	$2,278,445
Less: unamortized loan premium and deferred financing costs, net(1)	(17,534)	(17,729)
Notes payable, net	$2,080,005	$2,260,716
________________

(1)
Deferred financing costs exclude debt issuance costs, net related to establishing the Company’s unsecured revolving credit facility and undrawn term loans. These costs are presented within prepaid expenses and other assets, net in the Consolidated Balance Sheets.

The following table sets forth information as of March 31, 2016 and December 31, 2015 with respect to the Company’s outstanding indebtedness, excluding net deferred financing costs related to unsecured revolving credit facility and undrawn term loans.

	March 31, 2016			December 31, 2015
	Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Interest Rate(1)	Contractual Maturity Date
Unsecured Loans
Unsecured Revolving Credit Facility(2)	$50,000	$—		$230,000	$—		LIBOR+ 1.15% to 1.85%	4/1/2019	(11)
5-Year Term Loan due April 2020(2)(3)	550,000	(5,243)		550,000	(5,571)		LIBOR+ 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	—	—		—	—		LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(4)	350,000	(2,549)		350,000	(2,656)		LIBOR+ 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)	—	—		—	—		LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(1,049)		110,000	(1,011)		4.34%	1/2/2023
Series B Notes	259,000	(2,462)		259,000	(2,378)		4.69%	12/16/2025
Series C Notes	56,000	(576)		56,000	(509)		4.79%	12/16/2027
Total Unsecured Loans	$1,375,000	$(11,879)		$1,555,000	$(12,125)

Mortgage Loans
Mortgage loan secured by Pinnacle II(5)	$85,914	$873	(6)	$86,228	$1,310	(6)	6.31%	9/6/2016
Mortgage loan secured by 901 Market	30,000	(83)		30,000	(119)		LIBOR+2.25%	10/31/2016
Mortgage loan secured by Rincon Center(7)	101,836	(315)		102,309	(355)		5.13%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(8)	115,001	(2,055)		115,001	(2,232)		LIBOR+2.25%	3/4/2019	(11)
Mortgage loan secured by Met Park North(9)	64,500	(481)		64,500	(509)		LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(7)	28,288	(404)		28,407	(421)		5.32%	3/11/2022
Mortgage loan secured by Pinnacle I(10)	129,000	(669)		129,000	(694)		3.95%	11/7/2022
Mortgage loan secured by Element L.A.	168,000	(2,521)		168,000	(2,584)		4.59%	11/6/2025
Total mortgage loans	$722,539	$(5,655)		$723,445	$(5,604)
Total	$2,097,539	$(17,534)		$2,278,445	$(17,729)
_________________

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2016, which may be different than the interest rates as of December 31, 2015 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of March 31, 2016, no such election has been made.

(3)	Effective May 1, 2015, $300.0 million of the $550.0 million term loan has been effectively fixed at 2.66% to 3.56% per annum through the use of an interest rate swap. See Note 6 for details.

(4)	Effective May 1, 2015, the outstanding balance of the term loan has been effectively fixed at 3.21% to 4.16% per annum through the use of an interest rate swap. See Note 6 for details.

(5)
This loan bore interest only for the first five years. Beginning with the payment due October 6, 2011, monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(6)	Represents unamortized premium amount of the non-cash mark-to-market adjustment.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(8)
Through February 11, 2016, interest on $92.0 million of the outstanding loan balance was effectively capped at 5.97% and 4.25% on $50.0 million and $42.0 million, respectively, of the loan through the use of two interest rate caps. These interest rate caps were not renewed after maturity.

(9)	This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 6 for details.

(10)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(11)	The maturity date may be extended once for an additional one-year term.

Indebtedness

The Company presents its financial statements on a consolidated basis. Notwithstanding such presentation, except to the extent expressly indicated, such as in the case of the project financing for the Sunset Gower and Sunset Bronson properties, the Company’s separate property-owning subsidiaries are not obligors of or under the debt of their respective affiliates and each property-owning subsidiary’s separate liabilities do not constitute obligations of its respective affiliates.

Loan agreements include events of default that the Company believes are usual for loan and transactions of this type. As of the date of this filing, there has been no events of default associated with the Company’s loans.

The minimum future principal payments due on the Company’s secured and unsecured notes payable at March 31, 2016 were as follows (before the impact of extension options, if applicable):

Year ended	Annual Principal Payments
2016 (nine months ending December 31, 2016)	$117,701
2017	2,714
2018	101,157
2019	167,886
2020	617,493
Thereafter	1,090,588
Total	$2,097,539

Senior Unsecured Revolving Credit Facility and Term Loan Facilities

New Term Loan Agreement

On November 17, 2015, the operating partnership entered into a new term loan credit agreement (the “New Term Loan Agreement”) with a group of lenders for an unsecured $175.0 million five-year delayed draw term loan with a maturity date of November 2020 (“5-Year Term Loan due November 2020”) and an unsecured $125.0 million seven-year delayed draw term loan with a maturity date of November 2022 (“7-Year Term Loan due November 2022”). These term loans were undrawn as of March 31, 2016. On May 3, 2016, these loans were fully drawn. See Note 14 for details.

A&R Credit

On April 1, 2015, the operating partnership entered into the Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the “Credit Facility”), which extended the maturity dates and increased the availability of the credit facilities

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

governed by the prior agreement. On November 17, 2015, the operating partnership amended and restated the Credit Facility (“Amended and Restated Credit Facility”) to align certain terms therein with the less restrictive terms of the New Term Loan Agreement. Borrowings under the Credit Facility were used towards the EOP Acquisition in 2015 and the Amended and Restated Credit Facility is available for other purposes, including for payment of pre-development and development costs incurred in connection with properties owned by the Company, to finance capital expenditures and the repayment of indebtedness of the Company, to provide for general working capital needs and for general corporate purposes of the Company, and to pay fees and expenses incurred in connection with the Amended and Restated Credit Facility. On May 3, 2016, the unsecured revolving loan has been fully paid off and the five-year term loan due April 2020 has been partially paid off. See Note 14 for details.

Guaranteed Senior Notes

On November 16, 2015, the operating partnership entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with various purchasers, which provides for the private placement of $425.0 million of senior guaranteed notes by the operating partnership, designated as three notes with various interest rates and maturity dates (“Notes”). The Notes were issued on December 16, 2015 and upon issuance, the Notes pay interest semi-annually on the 16th day of June and December in each year until their respective maturities.

Debt Covenants

The operating partnership’s ability to borrow under the New Term Loan Agreement, the Amended and Restated Credit Facility, and the Note Purchase Agreement remains subject to ongoing compliance with financial and other covenants as defined in the respective agreements, including maintaining a leverage ratio (maximum of 0.60:1.00), unencumbered leverage ratio (maximum of 0.60:1.00), fixed charge coverage ratio (minimum of 1.50:1.00), secured indebtedness leverage ratio (maximum of 0.55:1.00), and unsecured interest coverage ratio (minimum 2.00:1.00). Certain financial covenant ratios are subject to change in the occurrence of material acquisitions as defined in the respective agreements. Other covenants include certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the operating partnership’s primary business, and other customary affirmative and negative covenants.

The operating partnership was in compliance with its financial covenants at March 31, 2016.

Repayment Guaranties

Sunset Gower and Sunset Bronson Loan

In connection with the loan secured by the Sunset Gower and Sunset Bronson properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. At March 31, 2016, the outstanding balance was $115.0 million, which results in a maximum guarantee amount for the principal under this loan of $22.4 million. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan. On May 3, 2016, this loan has been partially paid off. See Note 14 for details.

901 Market Loan

In connection with its 901 Market Street loan, the Company has guaranteed in favor of and promised to pay to the lender 35.0% of the principal under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. At March 31, 2016, the outstanding balance was $30.0 million, which results in a maximum guarantee amount for the principal under this loan of $10.5 million. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed various of the improvements subject to this completion guaranty. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan. On May 3, 2016, this loan has been fully paid off. See Note 14 for details.

Other Loans

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Although the rest of the operating partnership’s loans are secured and non-recourse to the operating partnership, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

6. Derivative Instruments

The Company entered into interest rate contracts in order to hedge interest rate risk. As of March 31, 2016, the Company had five interest rate swaps with notional amounts of $714.5 million. As of December 31, 2015, the Company had two interest rate caps and five interest rate swaps with notional amounts of $92.0 million and $714.5 million, respectively.
Each of these derivatives was designated as effective cash flow hedges for accounting purposes.

The Company’s derivative contracts are classified as Level 2 and their fair values are derived from estimated values obtained from observable market data for similar instruments.

5-Year Term Loan due April 2020 and 7-year Term Loan due April 2022

On April 1, 2015, the Company entered into a derivative contract with respect to $300.0 million of the $550.0 million 5-Year Term Loan due April 2020 which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity. The remaining $250.0 million bears interest at a rate equal to one-month LIBOR plus 1.30% to 2.20% depending on the Company’s leverage ratio.

On April 1, 2015, the Company also entered into a derivative contract with respect to the $350.0 million 7-year Term Loan due April 2022, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity.

During the three months ended March 31, 2016, the Company recognized an unrealized loss of $2.1 million related to the ineffective portion of these derivative contracts.

Sunset Gower and Sunset Bronson Mortgage

On February 11, 2011, the Company closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by the Sunset Gower and Sunset Bronson properties. The loan initially bore interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, the Company purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through February 11, 2016. On January 11, 2012, the Company purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan.

Effective August 22, 2013, the terms of this loan were amended to, among other changes, increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest to a rate equal to one-month LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018. The derivatives described above were not changed in connection with this loan amendment.

Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0 million for budgeted construction costs associated with the ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019. The derivatives described above were not changed in connection with this loan amendment. These derivatives matured on February 11, 2016.

Met Park North

On July 31, 2013, the Company closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by the Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 1.55%. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.16% through the loan’s maturity on August 1, 2020.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Overall

The fair market value of derivatives are presented on a gross basis in the Consolidated Balance Sheets. There were no derivative assets as of March 31, 2016. The derivative assets as of December 31, 2015 were $2.1 million. The derivative liabilities as of March 31, 2016 and December 31, 2015 were $17.7 million and $2.0 million, respectively.

As of March 31, 2016, the Company expects $6.2 million of unrealized loss included in accumulated other comprehensive loss will be reclassified to interest expense in the next twelve months.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2016 to 2031. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at March 31, 2016 are presented below for the years/periods ended December 31. The table below does not include rents under leases at the Company's media and entertainment properties with terms of one year or less.

Future minimum base rents under the Company’s operating leases in each of the next five years and thereafter are as follows:

	Non-cancellable	Subject to early termination options	Total
2016 (nine months ending December 31, 2016)	$325,049	$1,621	$326,670
2017	407,247	6,923	414,170
2018	332,569	24,503	357,072
2019	280,175	26,998	307,173
2020	220,738	6,357	227,095
Thereafter	814,609	24,156	838,765
Total	$2,380,387	$90,558	$2,470,945

Future Minimum Lease Payments

The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term noncancellable ground lease obligations:

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
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of consumer price index, or CPI, increase. Percentage annual rent is Lockheed’s base rent x 24.125%.

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

The following table provides information regarding the Company’s future minimum lease payments for its ground lease and corporate office lease at March 31, 2016 (before the impact of extension options, if applicable):

	Ground Leases (1)(2)(3)	Operating Leases
2016 (nine months ending December 31, 2016)	$9,064	$1,496
2017	12,208	2,072
2018	14,070	2,134
2019	14,120	2,198
2020	14,120	2,264
Thereafter	413,927	11,487
Total	$477,509	$21,651
_________________

(1)
In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, the future minimum lease amounts above include the lease rental obligations in affect as of March 31, 2016.

(2)	In situations where ground lease obligation adjustments are based on CPI adjustment, the future minimum lease amounts above include the lease rental obligations in affect as of March 31, 2016.

(3)
In situations where ground lease obligation adjustments are based on the percentages of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in affect as of March 31, 2016.

8. Fair Value of Financial Instruments

The Company measures fair value of financial instruments using level 2 inputs categorized within the fair value hierarchy. The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$—	$—	$—	$—	$2,061	$—	$2,061
Derivative liabilities	—	17,664	—	17,664	—	2,010	—	2,010

Other Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. Fair values for notes payable, notes receivable are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs. The table below represents the carrying value and fair value of assets and liabilities at:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net(1)	$2,098,412	$2,102,162	$2,279,755	$2,284,429
Notes receivable, net	28,788	28,788	28,684	28,684
_________________

(1)	Amounts represent total notes payable including unamortized loan premium and excludes net deferred financing fees.

9. Stock-Based Compensation

The Company has various stock compensation arrangements, which are more fully described in Part IV, Item 15(a) “Financial Statement and Schedules—Note 9 to the Consolidated Financial Statements—Equity” in its 2015 Annual Report on Form 10-K. Under the 2010 Incentive Award Plan, as amended (“2010 Plan”), the board of directors of Hudson Pacific Properties, Inc., or its compensation committee, has the ability to grant, among other things, restricted stock, restricted stock units and performance units.

The board of directors of Hudson Pacific Properties, Inc. awards restricted shares to non-employee board members, other than directors designated by The Blackstone Group L.P. or its affiliates, on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members, other than directors designated by The Blackstone Group L.P. or its affiliates, in accordance with the Company’s Non-Employee Director Compensation Program. The share-based awards are generally issued in the second quarter, and the awards vest in equal annual installments over the applicable service vesting period, which is three years.

In addition, the board of directors of Hudson Pacific Properties, Inc. or its compensation committee awards time-based restricted shares to certain employees on an annual basis as part of the employees’ annual compensation. The share-based awards are generally issued in the fourth quarter, and the awards vest in equal annual installments over the applicable service vesting period, which is three years. Additionally these awards are subject to a two-year hold upon vesting if the employee is a named executive officer at the time of grant.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Starting in January 2012, during the first quarter, the compensation committee of the board of directors of Hudson Pacific Properties, Inc. adopts an Outperformance Plan (“OPP”) under the 2010 Plan. Each OPP is a multi-year outperformance program covering certain senior executives, and authorizes grants of incentive awards linked to absolute and relative total shareholder return (“TSR”) over the applicable three-year performance period. During March 2016, the Compensation Committee adopted the 2016 OPP Plan under the Company’s 2010 Plan. The 2016 OPP is substantially similar to the previous OPPs except that (i) the performance period will run from January 1, 2016 through December 31, 2018, (ii) the maximum bonus pool under the 2016 OPP is $17.5 million, (iii) the 2016 OPP provides for a target bonus pool equal to $3.7 million and (iv) the bonus pool will be equal to 3% of the amount by which Total stockholder Return (“TSR”) during the performance period exceeds the applicable goal. For certain participants the 2016 OPP awards will be settled in performance units of the operating partnership (rather than common stock of Hudson Pacific Properties, Inc.).

In December 2015, the board of directors of Hudson Pacific Properties, Inc. awarded special one-time retention grants to certain employees, which includes time-vesting restricted stock and performance-based RSUs. These awards vests over four years (subject to continued employment and, with respect to the RSUs, the achievement of performance goals). Additionally, these awards are subject to a two-year hold upon vesting.

The following table presents the classification and amount recognized for stock compensation related to the Company’s OPP plans and restricted stock awards:

	Three months ended		Consolidated Financial Statement Classification
	2016	2015
Expensed stock compensation	$3,342	$2,149	general and administrative expenses
Capitalized stock compensation	82	102	deferred leasing costs and lease intangibles, net and tenant improvements
Total stock compensation	$3,424	$2,251	additional paid-in capital

10. Earnings Per Share

The Company calculates basic earnings per share by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The Company calculates diluted earnings per share by dividing the net income available to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method. Unvested time-based RSUs and unvested OPP awards that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per share computations for net income available to common stockholders:

	Three months ended
	March 31, 2016	March 31, 2015
Numerator:
Net income	$5,976	$24,574
Preferred dividends	(159)	(3,195)
Income attributable to participating securities	(197)	(70)
Income attributable to non-controlling interest in consolidated entities	(1,945)	(1,502)
Income attributable to non-controlling units of the operating partnership	(1,422)	(596)
Numerator for basic and diluted net income available to common stockholders	$2,253	$19,211
Denominator:
Basic weighted average vested units outstanding	89,190,803	76,783,351
Effect of dilutive instruments(1)	407,000	547,000
Diluted weighted average vested units and common unit equivalents outstanding	89,597,803	77,330,351
Basic earnings per common share:	$0.03	$0.25
Diluted earnings per common share:	$0.03	$0.25

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

________________

(1)
We include unvested awards as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period.  Any anti-dilutive securities are excluded from the diluted EPS calculation. Shares related to our 2015 OPP, 2016 OPP and performance based one-time retention grants were excluded from the calculation of dilutive net income per common share for March 31, 2016 because they are not currently expected to be earned. Shares related to our 2015 OPP were excluded from the calculation of dilutive net income per common share for March 31, 2015 since they were not expected to be earned.

11. Equity

The tables below present the effect of the Company’s derivative financial instruments on accumulated other comprehensive loss (“OCI”).

	Hudson Pacific Properties, Inc. Stockholder's Equity	Non-controlling interests	Total Equity
Balance as of January 1, 2016	$1,081	$(1,017)	$64

Unrealized loss recognized in OCI due to change in fair value of derivative	10,809	6,823	17,632
Loss reclassified from OCI into income (as interest expense)	(1,322)	(835)	(2,157)
Net change in OCI	$9,487	$5,988	$15,475

Balance as of March 31, 2016	$10,568	$4,971	$15,539

	Hudson Pacific Properties, Inc. Stockholder's Equity	Non-controlling interests	Total Equity
Balance as of January 1, 2015	$2,443	$218	$2,661

Unrealized loss recognized in OCI due to change in fair value of derivative	767	24	791
Loss reclassified from OCI into income (as interest expense)	(161)	(5)	(166)
Net change in OCI	$606	$19	$625

Balance as of March 31, 2015	$3,049	$237	$3,286

Non-controlling interests

Common units and performance units in the operating partnership

There were 56,296,315, 56,296,315, and 2,382,563 common units outstanding held by investors, executive officers and directors as of March 31, 2016, December 31, 2015, and March 31, 2015, respectively. Common units and shares of common stock of Hudson Pacific Properties, Inc. have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the operating partnership. Investors who own common units have the right to cause the operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock or, at the Company’s election, issue shares of common stock of Hudson Pacific Properties, Inc. in exchange for common units on a one-for-one basis.

Performance units are partnership interests in the operating partnership. Each performance unit awarded will be deemed equivalent to an award of one unit of common stock under the 2010 Plan, reducing the availability for other equity awards on a one-for-one basis. Under the terms of the performance units, the operating partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of performance units to equalize the capital accounts of such holders with the capital accounts of common unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with common unitholders, performance units are convertible into common units in the operating partnership on a one-for-one basis.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The operating partnership meets the criteria of a VIE and the Company is the primary beneficiary of the operating partnership.

Non-controlling interest—members in consolidated entities

The Company has an interest in a joint venture with Media Center Partners, LLC (the “Pinnacle JV”). The Pinnacle JV owns the Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of March 31, 2016, December 31, 2015, and March 31, 2015 the Company owned a 65.0% interest in the Pinnacle JV. The Company is the administrator for this joint venture. This joint venture meets the criteria of a VIE and the Company is the primary beneficiary of the Pinnacle JV.

On January 7, 2015, the Company entered into a joint venture with Canada Pension Plan Investment Board (“CPPIB”), through which CPPIB purchased a 45.0% interest in the 1455 Market Street office property located in San Francisco, California. As of March 31, 2016, December 31, 2015, and March 31, 2015 the Company owned a 55% interest in the 1455 Market JV. The Company is the general partner of this joint venture. This joint venture meets the criteria of a VIE and the Company is the primary beneficiary of the 1455 Market JV.

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

8.375% series B cumulative redeemable preferred stock

5,800,000 shares of 8.375% series B cumulative redeemable preferred stock of Hudson Pacific Properties, Inc., with a liquidation preference of $25.00 per share, $0.01 par value per share, were outstanding during the three months ended March 31, 2015. Dividends on the series B preferred stock were cumulative from the date of original issue and payable quarterly on or about the last calendar day of each March, June, September and December, at the rate of 8.375% per annum of its $25.00 per share liquidation preference. On December 10, 2015, the Company redeemed its series B preferred stock in whole for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the date of redemption.

April 2015 Common Stock Secondary Offering

On April 10, 2015, certain funds affiliated with Farallon Capital Management completed a public offering of 6,037,500 shares of common stock of Hudson Pacific Properties, Inc. The Company did not receive any proceeds from the offering.

April 2015 Common Stock Issuance

On April 1, 2015, in connection with the EOP Acquisition, Hudson Pacific Properties, Inc. issued 8,626,311 shares of common stock as part of the consideration paid.

January 2015 Common Stock Offering

On January 20, 2015, Hudson Pacific Properties, Inc. completed the public offering of 11,000,000 shares of common stock and the exercise of the underwriters’ over-allotment option to purchase an additional 1,650,000 shares of common stock at the public offering price of $31.75 per share. Total proceeds from the public offering, after underwriters’ discount, were approximately $385.6 million (before transaction costs).

At-the-market program

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The Company’s at-the-market (“ATM”) program permits sales of up to $125.0 million of stock. During 2015 and the three months ended March 31, 2016, the Company did not utilize the ATM program. A cumulative total of $14.5 million has been sold through March 31, 2016.

Share repurchase program

On January 20, 2016, the board of directors of Hudson Pacific Properties, Inc. authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. No share repurchases were made during the three months ended March 31, 2016.

Dividends

During the first quarter for 2016, the Company declared dividends on common stock and non-controlling common partnership interests of $0.20 per share and unit. The operating partnership also declared distributions on series A preferred partnership interests of $0.3906 per unit. The first quarter dividends were declared on March 10, 2016 to holders of record on March 20, 2016.

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

12. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2016, that provide for various severance and change in control benefits and other terms and conditions of employment.

Corporate Headquarters Lease with Blackstone

On July 26, 2006, the Company’s predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone Real Estate Partners V and Blackstone Real Estate Partners VI) for the Company’s corporate headquarters at 11601 Wilshire Boulevard. The Company previously occupied approximately 40,120 square feet of the property’s space. On December 16, 2015, the Company entered into an amendment of that lease to expand the space to approximately 42,371 square feet of the property’s space and to extend the term by an additional three years, to a total of ten years, through August 31, 2025. The lease commencement date was September 1, 2015. As of March 31, 2016, the minimum future rents payable under the new lease is $21.7 million.

Agreement Related to EOP Acquisition

On April 1, 2015, the Company completed the EOP Acquisition from certain affiliates of Blackstone, which consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets. The total consideration paid for the EOP Acquisition before certain credits, proration, and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of Hudson Pacific Properties, Inc. and common units in the operating partnership.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The Stockholders Agreement

On April 1, 2015, in connection with the closing of the EOP Acquisition as described above, the Company entered into the Stockholders Agreement (the “Stockholders Agreement”) by and among the Company, the operating partnership, Blackstone Real Estate Advisors L.P. (“BREA”) and Blackstone. The Stockholders Agreement sets forth various arrangements and restrictions with respect to the governance of the Company and certain rights of Blackstone with respect to the shares of common stock of Hudson Pacific Properties, Inc. and common units of the operating partnership received by Blackstone in connection with the EOP Acquisition (the “Equity Consideration”).

Pursuant to the terms of the Stockholders Agreement, in April 2015 the board of directors of Hudson Pacific Properties, Inc. (the “Board”) was expanded from eight to eleven directors, and three director nominees designated by Blackstone to the Board were elected. On January 13, 2016, one of Blackstone’s nominees resigned from the Board, and Blackstone indicated that it would not designate an individual to replace him. Subsequently, the Board voted to decrease its size to ten directors. Subject to certain exceptions, the Board will continue to include Blackstone’ designees in its slate of nominees, and will continue to recommend such nominees, and will otherwise use its reasonable best efforts to solicit the vote of the stockholders of Hudson Pacific Properties, Inc. to elect to the Board the slate of nominees which includes those designated by Blackstone. Blackstone will have the right to designate three nominees for so long as it continues to beneficially own, in the aggregate, greater than 50% of the Equity Consideration. If Blackstone’ beneficial ownership of the Equity Consideration decreases, then the number of director nominees that Blackstone will have the right to designate will be reduced (i) to two, if Blackstone beneficially owns greater than or equal to 30% but less than or equal to 50% of the Equity Consideration and (ii) to one, if Blackstone beneficially owns greater than or equal to 15% but less than 30% of the Equity Consideration. The Board nomination rights of Blackstone will terminate at such time as Blackstone beneficially owns less than 15% of the Equity Consideration or upon written notice of waiver or termination of such rights by Blackstone. So long as Blackstone retains the right to designate at least one nominee to the Board, Hudson Pacific Properties, Inc. will not be permitted to increase the total number of directors comprising the Board to more than twelve persons without the prior written consent of Blackstone.

For so long as Blackstone has the right to designate at least two director nominees, subject to the satisfaction of applicable NYSE independence requirements, Blackstone will also be entitled to appoint one such nominee then serving on the Board to serve on each committee of the Board (other than certain specified committees).

The Stockholders Agreement also includes standstill provisions, which require that, until such time as Blackstone beneficially owns shares of common stock representing less than 10% of the total number of issued and outstanding shares of common stock on a fully-diluted basis, Blackstone and BREA are restricted from, among other things, acquiring additional equity or debt securities (other than non-recourse debt and certain other debt) of the Company without the Company’s prior written consent.

In addition, pursuant to the Stockholders Agreement, until April 1, 2017, the Company is required to obtain the prior written consent of Blackstone prior to the issuance of common equity securities by it or any of its subsidiaries other than up to an aggregate of 16,843,028 shares of common stock (and certain other exceptions).

Further, until such time as Blackstone beneficially owns, in the aggregate, less than 15% of the Equity Consideration, Blackstone will cause all common stock held by it to be voted by proxy (i) in favor of all persons nominated to serve as directors by the Board (or the Nominating and Corporate Governance Committee thereof) in any slate of nominees which includes Blackstone’ nominees and (ii) otherwise in accordance with the recommendation of the Board (to the extent the recommendation is not inconsistent with the rights of Blackstone under the Stockholders Agreement) with respect to any other action, proposal or other matter to be voted upon by the stockholders of Hudson Pacific Properties, Inc., other than in connection with (A) any proposed transaction relating to a change of control of Hudson Pacific Properties, Inc., (B) any amendments to the charter or bylaws of Hudson Pacific Properties, Inc., (C) any other transaction that Hudson Pacific Properties, Inc. submits to a vote of its stockholders pursuant to Section 312.03 of the NYSE Listed Company Manual or (D) any other transaction that Hudson Pacific Properties, Inc. submits to a vote of its stockholders for approval.

As required by the Stockholders Agreement, the Company has agreed that Blackstone and certain of its affiliates may engage in investments, strategic relationships or other business relationships with entities engaged in other business, including those that compete with the Company, and will have no obligation to present any particular investment or business opportunity to the Company, even if the opportunity is of a character that, if presented to the Company, could be undertaken by the Company. As required by the Stockholders Agreement, to the maximum extent permitted under Maryland law, the Company has renounced

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

any interest or expectancy in, or in being offered an opportunity to participate in, any such investment, opportunity or activity presented to or developed by Blackstone, its nominees for election as directors and certain of its affiliates, other than any opportunity expressly offered to a director nominated at the direction of Blackstone in his or her capacity as a director of Hudson Pacific Properties, Inc.

Further, without the prior written consent of Blackstone, Hudson Pacific Properties, Inc. may not amend certain provisions of its bylaws relating to the ability of its directors and officers to engage in other business or to adopt qualification for directors other than those in effect as of the date of the Stockholders Agreement or as are generally applicable to all directors, respectively.

The Stockholders Agreement also includes certain provisions that, together, are intended to enhance the liquidity of common units to be held by Blackstone.

Redemption Rights of Blackstone

Under the terms of the Stockholders Agreement, the Company (in its capacity as the general partner of the operating partnership) has waived the 14-month holding period set forth in the Fourth Amended and Restated Limited Partnership Agreement before Blackstone may require the operating partnership to redeem the common units and grants certain additional rights to Blackstone in connection with such redemptions. Among other things, the Company generally must give Blackstone notice before 9:30 a.m. Eastern time on the business day after the business day on which Blackstone gives the Company notice of redemption of any common units of the Company’s election, in its sole and absolute discretion, to either (a) cause the operating partnership to redeem all of the tendered common units in exchange for a cash amount per common units equal to the value of one share of common stock on the date that Blackstone provided its notice of redemption, calculated in accordance with and subject to adjustment as provided in the Fourth Amended and Restated Limited Partnership Agreement and the Stockholders Agreement, or (b) subject to the restrictions on ownership and transfer of the Company’s stock set forth in its charter, acquire all of the tendered common units from Blackstone in exchange for shares of common stock, based on an exchange ratio of one share of common stock for each common unit, subject to adjustment as provided in the Fourth Amended and Restated Limited Partnership Agreement. If the Company fails to timely provide such notice, the Company will be deemed to have elected to cause the operating partnership to redeem all such tendered common units in exchange for shares of common stock.

The Company may also elect to cause the operating partnership to redeem all common units tendered by Blackstone with the proceeds of a public or private offering of common stock under certain circumstances as discussed more fully below.

Restrictions on Transfer of Common Units by Blackstone

Under the terms of the Stockholders Agreement, the Company (in its capacity as the general partner of the operating partnership) has waived the 14-month holding period set forth in the Fourth Amended and Restated Limited Partnership Agreement before Blackstone may transfer any common units, and has agreed to admit any permitted transferee of Blackstone as a substituted limited partner of the operating partnership upon the satisfaction of certain conditions described in the Fourth Amended and Restated Limited Partnership Agreement and the Stockholders Agreement. Nevertheless, the Covered Securities are subject to the transfer restrictions described above.

Ownership Limit Waiver

In connection with the issuance of the Equity Consideration, the Board granted to Blackstone and certain of its affiliates a limited exception to the restrictions on ownership and transfer of common stock set forth in the charter of Hudson Pacific Properties, Inc. (the “Charter”) that allows Blackstone and certain of its affiliates to own, directly or indirectly, in the aggregate, up to 17,707,056 shares of common stock of Hudson Pacific Properties, Inc. (the “Excepted Holder Limit”). This exception is conditioned upon the continued accuracy of various representations and covenants set forth in Blackstone’s waiver request delivered on April 1, 2015, confirming, among other things, that neither Blackstone nor certain of its affiliates may own, directly or indirectly, (i) more than 9.9% of the interests in a tenant of the Company (other than a tenant of the 1455 Market Street office property) or (ii) more than 5.45% of the interests in a tenant of the 1455 Market Street office property, in each case subject to certain exceptions that may reduce such ownership percentage, but not below 2% and representations intended to confirm that Blackstone’s and certain of its affiliates’ ownership of common stock of Hudson Pacific Properties, Inc. will not cause Hudson Pacific Properties, Inc. to otherwise fail to qualify as a REIT.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The exception for Blackstone and certain of its affiliates will apply until (i) Blackstone or any such affiliate violates any of the representations or covenants in Blackstone’s waiver request or (ii) (a) Blackstone or any such affiliate owns, directly or indirectly, more than the applicable ownership percentage (as described above) of the interests in any tenant(s) and (b) the maximum rental income expected to be produced by such tenant(s) exceeds (x) 0.5% of the Company’s gross income (in the case of tenants other than tenants of the 1455 Market Street office property) or (y) 0.5% of the 1455 Market Street Joint Venture’s gross income (in the case of tenants of the 1455 Market Street office property) for any taxable year (the “Rent Threshold”), at which time the number of shares of common stock that Blackstone and certain of its affiliates may directly or indirectly own will be reduced to the number of shares of common stock which would result in the amount of rent from such tenant(s) (that would be treated as related party rents under certain tax rules) representing no more than the Rent Threshold.

In addition, due to Blackstone’s ownership of common units of limited partnership interest in the operating partnership and the application of certain constructive ownership rules, the operating partnership will be considered to own the common stock that is directly or indirectly owned by Blackstone and certain of its affiliates. For this reason, the Board has also granted the operating partnership an exception to the restrictions on ownership and transfer of common stock set forth in the Charter.

The Registration Rights Agreement

On April 1, 2015, in connection with the closing of the EOP Acquisition, the Company entered into a Registration Rights Agreement, dated April 1, 2015 (the “Registration Rights Agreement”), by and among the Company and Blackstone. The Registration Rights Agreement provides for customary registration rights with respect to the Equity Consideration, including the following:

•
Shelf Registration. On October 27, 2015, the Company filed a prospectus covering Blackstone’s shares of common stock received as part of the Equity Consideration as well as shares issuable upon redemption of common units received as part of the Equity Consideration. The Company is required to use its reasonable best efforts to keep such resale shelf registration statement effective for as long as Blackstone continues to hold such shares of common stock.

•
Demand Registrations. Beginning November 1, 2015 (or earlier if transfer restrictions under the Stockholders Agreement are terminated earlier), Blackstone may cause the Company to register their shares if the foregoing resale shelf registration statement is not effective or if the Company is not eligible to file a shelf registration statement.

•
 Qualified Offerings. Any registered offerings requested by Blackstone that are to an underwriter on a firm commitment basis for reoffering and resale to the public, in an offering that is a “bought deal” with one or more investment banks or in a block trade with a broker-dealer will be (subject to certain specified exceptions): (i) no more frequent than once in any 120-day period, (ii) subject to underwriter lock-ups from prior offerings then in effect, and (iii) subject to a minimum offering size of $50.0 million.

•
 Piggy-Back Rights. Beginning November 1, 2015 (or earlier if transfer restrictions under the Stockholders Agreement are terminated earlier), Blackstone is permitted to, among other things, participate in offerings for the Company’s account or the account of any other security holder of the Company (other than in certain specified cases). If underwriters advise that the success of a proposed offering would be significantly and adversely affected by the inclusion of all securities in an offering initiated by the Company for the Company’s own account, then the securities proposed to be included by Blackstone together with other stockholders exercising similar piggy-back rights are cut back first.

Limited Partnership Agreement

On April 1, 2015, in connection with the closing of the EOP Acquisition, the Company, as the general partner of the operating partnership, entered into the Third Amended and Restated Agreement of Limited Partnership of the operating partnership dated April 1, 2015 along with Blackstone and the other limited partners of the operating partnership. The principal changes to the Second Amended and Restated Agreement of Limited Partnership of the operating partnership, as amended and as in effect immediately prior to the closing of the EOP Acquisition, made by the Third Amended and Restated Limited Partnership Agreement were to add the provisions described below. The Third Amended and Restated Limited Partnership Agreement was subsequently amended and restated on December 17, 2015 by the Fourth Amended and Restated Limited Partnership Agreement of the operating partnership.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The Stockholders Agreement prohibits the Company, without the prior written consent of Blackstone, from amending certain provisions of the Fourth Amended and Restated Limited Partnership Agreement in a manner adverse in any respect to Blackstone (in its capacity as limited partners of the operating partnership), or to add any new provision to the Fourth Amended and Restated Limited Partnership Agreement that would have a substantially identical effect or from taking any action that is intended to or otherwise would have a substantially identical effect.

Restrictions on Mergers, Sales, Transfers and Other Significant Transactions of the Company

Prior to the date on which Blackstone and any of its affiliates own less than 9.8% of the Equity Consideration, the Company may not consummate any of (a) a merger, consolidation or other combination of the Company’s or the operating partnership’s assets with another person, (b) a sale of all or substantially all of the assets of the operating partnership, (c) sale of all or substantially all of the Company’s assets not in the ordinary course of the operating partnership’s business or (d) a reclassification, recapitalization or change in the Company’s outstanding equity securities (other than in connection with a stock split, reverse stock split, stock dividend, change in par value, increase in authorized shares, designation or issuance of new classes of equity securities or any event that does not require the approval of the Company’s stockholders), in each case, which is submitted to the holders of the common stock of Hudson Pacific Properties, Inc. for approval, unless such transaction is also approved by the partners of the operating partnership holding common units on a “pass through” basis, which, in effect, affords the limited partners of the operating partnership that hold common units the right to vote on such transaction as though such limited partners held the number of shares of common stock into which their common units were then exchangeable and voted together with the holders of the outstanding common stock of Hudson Pacific Properties, Inc. with respect to such transaction.

Stock Offering Funding of Redemption

If Blackstone or any of its affiliates who become limited partners of the operating partnership (“Specified Limited Partners”) delivers a notice of redemption with respect to common units that, if exchanged for common stock, would result in a violation of the Excepted Holder Limit (as defined below) or otherwise violate the restrictions on ownership and transfer of the Company’s stock set forth in its charter and that have an aggregate value in excess of $50.0 million as calculated pursuant to the terms of the Fourth Amended and Restated Limited Partnership Agreement, then, if the Company is then eligible to register the offering of its securities on Form S-3 (or any successor form similar thereto), the Company may elect to cause the operating partnership to redeem such common units with the net proceeds from a public or private offering of the number of shares of common stock that would be deliverable in exchange for such common units but for the application of the Excepted Holder Limit and other restrictions on ownership and transfer of the Company’s stock. If the Company elects to fund the redemption of any common units with such an offering, it will allow all Specified Limited Partners the opportunity to include additional common units held by such Specified Limited Partners in such redemption.

Blackstone Margin Loan

HPP BREP V Holdco A LLC (“Borrower”), an affiliate of Blackstone, has entered into (i) a Margin Loan Agreement (the “Loan Agreement”) dated as of December 29, 2015 with the lenders party thereto (each, a “Lender” and, collectively, the “Lenders”) and the administrative agent party thereto and (ii) Pledge and Security Agreements dated as of December 31, 2015, in each case, between one of the Lenders, as secured party, and Borrower, as pledgor (the “Borrower Pledge Agreements”), and certain of Borrower’s affiliates (each, a “Holdco A Guarantor” and collectively, the “Holdco A Guarantors”) each entered into (i) with each Lender, a Pledge and Security Agreement dated as of December 31, 2015 (each, a “Holdco A Guarantor Pledge Agreement” and, collectively with the Borrower Pledge Agreements, the “Pledge Agreements”) and (ii) with the administrative agent and the Lenders, a Guarantee dated as of December 31, 2015 of the Borrower’s obligations under the Loan Agreement (each, a “Holdco A Guarantee” and collectively the “Holdco A Guarantees”). In addition, certain of Borrower’s other affiliates (each, a “Holdco B Guarantor” and collectively, the “Holdco B Guarantors” and, together with the Holdco A Guarantors, the “Guarantors”) each entered into, with the administrative agent and the Lenders, a Guarantee dated as of December 31, 2015 of the Borrower’s obligations under the Loan Agreement (each, a “Holdco B Guarantee” and, collectively with the Holdco A Guarantees, the Loan Agreement, the Pledge Agreements and substantially similar pledge and security agreements entered into since December 31, 2015, the “Loan Documents”). Each of the Borrower, the Holdco A Guarantors and the Holdco B Guarantors is affiliated with Blackstone.

As of December 31, 2015, the Borrower has borrowed an aggregate of $350.0 million under the Loan Agreement. Subject to the satisfaction of certain conditions, the Borrower may borrow up to an additional $150.0 million on or after March 1, 2016. The scheduled maturity date of the loans under the Loan Agreement is December 31, 2017, which may be extended at the election

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

of the Borrower until December 31, 2018. To secure borrowings under the Loan Agreement, the Borrower and the Guarantors have collectively pledged 8,276,945 shares of common stock and 52,627,118 common units in the operating partnership, as well as their respective rights under the Registration Rights Agreement.

Upon the occurrence of certain events that are customary for this type of loan, the Lenders may exercise their rights to require the Borrower to pre-pay the loan proceeds, post additional collateral, or foreclose on, and dispose of, the pledged shares of common stock of Hudson Pacific Properties, Inc. and pledged common units in the operating partnership in accordance with the Loan Documents.
The Company did not independently verify the foregoing disclosure regarding the margin loan. In addition, the Company is not a party to the Loan Documents and has no obligations thereunder, but has delivered an Issuer Agreement to each of the Lenders in which it has, among other things, agreed to certain obligations relating to the pledged shares of the common stock of Hudson Pacific Properties, Inc. and pledged common units in the operating partnership and, subject to applicable law and stock exchange rules, agreed not to take any actions that are intended to materially hinder or delay the exercise of any remedies with respect to the pledged shares of the common stock of Hudson Pacific Properties, Inc. and pledged common units in the operating partnership.
13. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2016, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of March 31, 2016, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the media, entertainment and technology industries. As of March 31, 2016, approximately 13.3% and 28.3% of rentable square feet were related to the media and entertainment and technology industries, respectively.

As of March 31, 2016, the Company’s 15 largest tenants represented approximately 27.7% of its rentable square feet. During the three months ended March 31, 2016, no single tenant accounted for more than 10%.

Letters of Credit

As of March 31, 2016, the Company has outstanding letters of credit totaling approximately $3.3 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

14. Subsequent Events

Patrick Henry Drive disposition
On April 7, 2016, the Company sold its 70,520-square-foot Patrick Henry Drive office property in Santa Clara, California for $19.0 million (before certain credits, prorations, and closing costs). The Company acquired Patrick Henry Drive from Blackstone as part of the EOP Acquisition in 2015.

Sales agreements

On April 25, 2016, the Company entered into an agreement to sell its now fully pre-leased, 100,007-square-foot 12655 Jefferson redevelopment in Playa Vista, California for $80.0 million (before certain credits, prorations and closing costs).

Significant leasing activity

On May 4, 2016, the Company executed a long-term renewal with Qualcomm Technologies Inc. for 365,502 square feet at the three-building, Skyport Plaza office campus in North San Jose, California. The terms of the renewal became effective as of April 1, 2016, increased office rental income and extended the expiration of this major lease to August 2022.

Debt activity

On May 3, 2016, the Company drew on the $175.0 million 5-Year Term Loan due November 2020 and $125.0 million 7-Year Term Loan due November 2022 that were entered into on November 17, 2015. Amounts drawn were used to fully pay down the 901 Market mortgage loan and unsecured revolving credit facility, and partially pay down the Sunset Gower/Sunset Bronson mortgage loans and the 5-Year Term Loan due April 2020. Additionally, the Company entered into a interest rate swap on its 7-Year Term Loan due November 2022 to effectively fix the interest rate at 3.03% to 3.98%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, as amended, and Section 21E of the Exchange Act). In particular, statements relating to our liquidity and capital resources, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations, or FFO, market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the SEC.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the three months ended March 31, 2016 represents an update to the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the year ended December 31, 2015. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the unaudited financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through March 31, 2016 and their respective actual or estimated acquisition date.

Properties	Actual or Estimated Acquisition Date	Square Feet	Consideration Paid (In thousands)
Predecessor properties:
875 Howard Street	2/15/2007	286,270	$—
Sunset Gower	8/17/2007	545,673	—
Sunset Bronson	1/30/2008	308,026	—
Technicolor Building	6/1/2008	114,958	—
Properties acquired after initial public offering:
Del Amo Office	8/13/2010	113,000	27,327
9300 Wilshire Blvd.	8/24/2010	61,224	14,684
222 Kearny Street	10/8/2010	148,797	34,174
1455 Market(1)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan	8/19/2011	54,673	12,370
625 Second Street	9/1/2011	138,080	57,119
6922 Hollywood Blvd.	11/22/2011	205,523	92,802
6050 Sunset Blvd. & 1445 N. Beachwood Drive	12/16/2011	20,032	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market Street	6/1/2012	206,199	90,871
Element LA	9/5/2012	247,545	88,436
1455 Gordon Street	9/21/2012	5,921	2,385
Pinnacle I(2)	11/8/2012	393,777	209,504
3401 Exposition	5/22/2013	63,376	25,722
Pinnacle II(2)	6/14/2013	230,000	136,275
Seattle Portfolio (First & King, Met Park North and Northview)	7/31/2013	844,980	368,389
1861 Bundy	9/26/2013	36,492	11,500
Merrill Place	2/12/2014	193,153	57,034
3402 Pico Blvd. (Existing Office)	2/28/2014	50,687	18,546
12655 Jefferson	10/14/2014	100,756	38,000
EOP Northern California Portfolio (see table on next page for property list)(3)	4/1/2015	8,201,456	3,815,727
4th & Traction	5/22/2015	120,937	49,250
405 Mateo	8/17/2015	83,285	40,000
Properties under development(4):
Icon—Building I Tower(5)	Q4-2016	323,273	N/A
Icon—Building II(6)	Q3-2017	90,000	N/A
Merrill Place—450 Alaskan Way(7)	Q4-2017	166,800	N/A
Total		15,174,779	$5,543,940
_____________

(1)	We sold a 45% joint venture interest in the 1455 Market property on January 7, 2015.

(2)
We acquired a 98.25% joint venture interest in the Pinnacle I property on November 8, 2012. On June 14, 2013, our joint venture partner contributed its interest in Pinnacle II, which reduced our entire interest in the joint venture to 65.0%.

(3)	Includes Bayhill Office Center, which was sold on January 14, 2016, and Patrick Henry Drive, which was sold on April 7, 2016.

(4)	The properties under development were included within acquisitions listed above.

(5)	We estimate this development will be completed in the fourth quarter of 2016 and stabilized in the third quarter of 2018.

(6)	We estimate this development will be completed in the third quarter of 2017 and stabilized in the third quarter of 2018.

(7)	We estimate this development will be completed in the fourth quarter of 2017 and stabilized in the first quarter of 2018.

The following table identifies each of the properties that were part of the EOP Acquisition:

EOP Northern California Portfolio
Properties	Actual Acquisition Date	Square Feet
Properties currently owned:
One Bay Plaza	4/1/2015	195,739
Metro Center Tower	4/1/2015	730,215
2180 Sand Hill Road	4/1/2015	45,613
Campus Center	4/1/2015	471,580
Palo Alto Square	4/1/2015	328,251
Lockheed Building	4/1/2015	42,899
3400 Hillview	4/1/2015	207,857
Foothill Research Ctr	4/1/2015	195,376
Clocktower Square Bldg	4/1/2015	100,344
Page Mill Center	4/1/2015	176,245
555 Twin Dolphin Plaza	4/1/2015	198,936
Shorebreeze	4/1/2015	230,932
333 Twin Dolphin Plaza	4/1/2015	182,789
Towers at Shore Center	4/1/2015	334,483
Skyway Landing	4/1/2015	247,173
Gateway Office	4/1/2015	609,093
Metro Plaza	4/1/2015	456,921
1740 Technology	4/1/2015	206,876
Skyport Plaza	4/1/2015	418,086
Peninsula Office Park	4/1/2015	510,789
Concourse	4/1/2015	944,386
Techmart Commerce Center	4/1/2015	284,440
Embarcadero Place	4/1/2015	197,402
Properties sold/held for sale:
Bayhill Office Center	4/1/2015	554,328
Patrick Henry Drive(1)	4/1/2015	70,520
Total		7,941,273
_____________

(1)	Sold on April 7, 2016 and reflected as held for sale on our Consolidated Balance Sheets.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in Part I, Item I of this Quarterly Report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

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

Management further evaluates NOI by evaluating the performance from the following property groups:

•
Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2015 and still owned and included in the stabilized portfolio as of March 31, 2016;

•
Non-same-store properties, development projects, redevelopment properties and lease-up properties as of March 31, 2016 and other properties not owned or in operation from January 1, 2015 through March 31, 2016. For the three months ended March 31, 2016, the non-same-store properties include the activity from the EOP Acquisition.

	Three Months Ended March 31,
	2016	2015	Percent Change
Same-store office statistics
Number of properties	21	21
Rentable square feet	4,582,485	4,582,485
Ending % leased	94.2%	94.1%	0.1%
Ending % occupied	91.9%	93.2%	(1.4)%
Average % occupied for the period	90.4%	91.9%	(1.6)%
Average annual rental rate per square foot	$35.34	$33.33	6.0%

Same-store media statistics
Number of properties	2	2
Rentable square feet	879,652	879,652
Average % occupied for the period	81.6%	76.5%	6.7%

	Three Months Ended March 31,
	2016			2015
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
Operating Revenues
Office
Rental	$39,278	$76,949	$116,227	$37,787	$3,789	$41,576
Tenant recoveries	7,873	12,660	20,533	5,493	571	6,064
Parking and other	4,167	1,365	5,532	4,227	1,068	5,295
Total office revenues	$51,318	$90,974	$142,292	$47,507	$5,428	$52,935

Media & Entertainment
Rental	$6,028	$—	$6,028	$5,467	$—	$5,467
Tenant recoveries	199	—	199	240	—	240
Other property-related revenue	4,969	—	4,969	4,109	—	4,109
Other	49	—	49	73	—	73
Total Media & Entertainment revenues	$11,245	$—	$11,245	$9,889	$—	$9,889

Total revenues	$62,563	$90,974	$153,537	$57,396	$5,428	$62,824

Operating expenses
Office operating expenses	$17,762	$29,941	$47,703	$15,955	$1,180	$17,135
Media & Entertainment operating expenses	5,952	—	5,952	6,005	—	6,005
Total operating expenses	$23,714	$29,941	$53,655	$21,960	$1,180	$23,140

Office NOI	$33,556	$61,033	$94,589	$31,552	$4,248	$35,800
Media & entertainment NOI	5,293	—	5,293	3,884	—	3,884
NOI	$38,849	$61,033	$99,882	$35,436	$4,248	$39,684

	Three months ended March 31, 2016 as compared to Three months ended March 31, 2015
	Same-store		Non-same-store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$1,491	3.9%	$73,160	1,930.9%	$74,651	179.6%
Tenant recoveries	2,380	43.3	12,089	2,117.2	14,469	238.6
Parking and other	(60)	(1.4)	297	27.8	237	4.5
Total office revenues	$3,811	8.0%	$85,546	1,576.0%	$89,357	168.8%

Media & Entertainment
Rental	$561	10.3%	$—	—%	$561	10.3%
Tenant recoveries	(41)	(17.1)	—	—	(41)	(17.1)
Other property-related revenue	860	20.9	—	—	860	20.9
Other	(24)	(32.9)	—	—	(24)	(32.9)
Total Media & Entertainment revenues	$1,356	13.7%	$—	—%	$1,356	13.7%

Total revenues	$5,167	9.0%	$85,546	1,576.0%	$90,713	144.4%

Operating expenses
Office operating expenses	$1,807	11.3%	$28,761	2,437.4%	$30,568	178.4%
Media & Entertainment operating expenses	(53)	(0.9)	—	—	(53)	(0.9)
Total operating expenses	$1,754	8.0%	$28,761	2,437.4%	$30,515	131.9%

Office NOI	$2,004	6.4%	$56,785	1,336.7%	$58,789	164.2%
Media & entertainment NOI	1,409	36.3	—	—	1,409	36.3
NOI	$3,413	9.6%	$56,785	1,336.7%	$60,198	151.7%

	Three months ended
Reconciliation to net income	March 31, 2016	March 31, 2015	Dollar Change	Percentage Change
Same-store NOI	$38,849	$35,436	$3,413	9.6%
Non-same-store NOI	61,033	4,248	56,785	1,336.7
General and administrative	(12,503)	(9,200)	(3,303)	35.9
Depreciation and amortization	(68,368)	(17,158)	(51,210)	298.5
Income from operations	$19,011	$13,326	$5,685	42.7%
Interest expense	$(17,251)	$(5,493)	$(11,758)	214.1%
Interest income	13	53	(40)	(75.5)
Unrealized loss on ineffective portion of derivative instrument	(2,125)	—	(2,125)	100.0
Acquisition-related expense	—	(6,044)	6,044	(100.0)
Other (expense) income	(24)	41	(65)	(158.5)
Gain from sale of real estate	6,352	22,691	(16,339)	(72.0)
Net income	$5,976	$24,574	$(18,598)	(75.7)%

Total NOI increased $60.2 million, or 152%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to:

•
A $2.0 million, or 6%, increase in NOI from our same-store office properties resulting primarily from the lease-up of our 1455 Market (Uber) property and increased tenant recoveries at our Technicolor property due to a non-recurring property tax refund in 2015. The increase was partially offset by decreased occupancy at the Pinnacle I and 6922 Hollywood properties.

•
A $56.8 million, or 1,337%, increase in NOI from our non-same-store office store properties resulting primarily from the EOP Acquisition. The remaining increase is as a result of lease-up of our Element LA (Riot Games) and 901 Market (Saks) properties. This increase was partially offset by the sale of our First Financial property on March 5, 2015.

•
A $1.4 million, or 36% increase in NOI from our same-store media and entertainment properties resulting primarily from a result of lease-up of Sunset Bronson. In the first quarter of 2015, the Company decided to take certain buildings and stages off-line to facilitate our ICON development and other longer-term plans for the Sunset Bronson property.

Office NOI

Same-Store

Office rental revenue increased $1.5 million, or 4%, to $39.3 million for the three months ended March 31, 2016 compared to $37.8 million for the three months ended March 31, 2015. The increase is primarily due to rental income relating to new leases signed at our 1455 Market (Uber) at higher rents than expiring leases, partially offset by a decrease in occupancy at our Pinnacle I and 6922 Hollywood properties.

Office tenant recoveries increased $2.4 million, or 43%, to $7.9 million for three months ended March 31, 2016 compared to $5.5 million for the three months ended March 31, 2015. The increase is primarily related to a $1.1 million one-time property tax recoveries resulting from the reassessment of the Technicolor property in 2016. The remaining increase in tenant recoveries is related to various same-store properties increases in occupancy and operating expenses.

Office parking and other revenue was flat at $4.2 million for the three months ended March 31, 2016 and March 31, 2015.

Office operating expenses increased by $1.8 million, or 11%, to $17.8 million for the three months ended March 31, 2016 compared to $16.0 million for the three months ended March 31, 2015. Increase in operating expenses is due to general increases in occupancy.

Non-Same-Store

Office rental revenue increased $73.2 million, or 1,931%, to $76.9 million for the three months ended March 31, 2016 compared to $3.8 million for the three months ended March 31, 2015. The increase is primarily due to the EOP Acquisition and 100% occupancy at our Element LA property, partially offset by the sale of First Financial during the first quarter of 2015.

Office tenant recoveries increased $12.1 million, or 2,117%, to $12.7 million for three months ended March 31, 2016 compared to $0.6 million for the three months ended March 31, 2015. The increase is primarily due to the EOP Acquisition and 100% occupancy at our Element LA property, partially offset by the sale of First Financial during the first quarter of 2015.

Office parking and other revenue increased by $0.3 million, or 28%, to $1.4 million for the three months ended March 31, 2016 compare to $1.1 million for the three months ended March 31, 2015. The increase is primarily due to the EOP Acquisition.

Office operating expenses increased by $28.8 million, or 2,437%, to $29.9 million for the three months ended March 31, 2016 compared to $1.2 million for the three months ended March 31, 2015. The increase is primarily due to the EOP Acquisition and 100% occupancy at our Element LA property, partially offset by the sale of First Financial during the first quarter of 2015.

Same-Store Media & Entertainment NOI

Media and entertainment, rental revenue, tenant recoveries and other property-related revenue increased by $1.4 million, or 14%, to $11.2 million for the three months ended March 31, 2016 compared to $9.9 million for the three months ended March 31, 2015. The increase is primarily due to a $0.9 million increase in other property-related revenue to $5.0 million and a $0.6 million increase in rental revenue to $6.0 million. The increase in other property-related revenue largely resulted from higher production activity at Sunset Bronson compared to the same period a year ago, while the increase in rental revenue stemmed from higher occupancy at both Sunset Gower and Sunset Bronson.

Media and entertainment operating expenses were flat at $6.0 million for the three months ended March 31, 2016 and March 31, 2015.

Other Expenses (Income)

General and Administrative Expenses

General and administrative expense include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $3.3 million, or 35.9%, to $12.5 million for the three months ended March 31, 2016 compared to $9.2 million for the three months ended March 31, 2015. The increase in general and administrative expenses was primarily attributable to the adoption of the 2016 OPP, granting of the special one-time retention awards, and increased staffing to meet operational needs arising from growth related to the EOP Acquisition.

Depreciation and Amortization

Depreciation and amortization expense increased $51.2 million, or 298.5%, to $68.4 million for the three months ended March 31, 2016 compared to $17.2 million for the three months ended March 31, 2015. The increase was primarily related to depreciation expenses associated with properties in the EOP Acquisition. The remaining increase is related to tenant improvement depreciation expense associated with the lease-up of our Element LA and 1455 Market properties, partially offset by the reduction of depreciation expense as a result of the sale of our First Financial property on March 5, 2015.

Interest Expense

Interest expense increased $11.8 million, or 214.1%, to $17.3 million for the three months ended March 31, 2016 compared to $5.5 million for the three months ended March 31, 2015. At March 31, 2016, we had $2.1 billion of notes payable, compared to $920.9 million at March 31, 2015, excluding net deferred financing costs and net unamortized loan premium. The increase was primarily attributable to $1.3 billion of term loan borrowings as a result of the EOP Acquisition, partially offset by interest savings related to our repayment of indebtedness associated with our 275 Brannan property and repayment of debt associated with the sale of our First Financial property on March 5, 2015.

Unrealized loss on ineffective portion of derivative instruments

During the three months ended March 31, 2016, we incurred a one-time expense of $2.1 million related to a portion of our derivative instruments that were evaluated to be ineffective during the first quarter of 2016.

Acquisition-related expenses

During the three months ended March 31, 2015, we incurred $6.0 million of acquisition-related expenses associated with the EOP Acquisition with no such expense during the three months ended March 31, 2016.

Gain on sale of real estate

On January 14, 2016, we completed the sale of our Bayhill Office property for $215.0 million (before certain credits, prorations, and closing costs), which generated a $6.4 million of gain on sale of real estate for three months ended March 31, 2016 as compared to a $22.7 million gain on sale of real estate for the three months ended March 31, 2015 resulting from the sale of our First Financial property for $89.0 million (before certain credits, prorations, and closing costs) on March 5, 2015.

Liquidity and Capital Resources

We had approximately $57.4 million of cash and cash equivalents at March 31, 2016.

As of March 31, 2016, we had total borrowing capacity of $400.0 million under our unsecured revolving credit facility, $50.0 million of which had been drawn.

We have an at-the-market equity offering program, or ATM program, that allows us to sell up to $125.0 million of common stock, $14.5 million of which has been sold as of March 31, 2016.

On January 20, 2016, our board of directors authorized a share repurchase program to buy up to $100.0 million of our outstanding common stock. No share repurchases were made during the three months ended March 31, 2016.

We intend to use the unsecured revolving credit facility, the term loan agreements entered in November 2015 and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

Based on the closing price of our common stock of $28.92 on March 31, 2016, our ratio of debt to total market capitalization was approximately 33.2% (counting series A preferred units as debt) as of March 31, 2016. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units, plus the book value of our total consolidated indebtedness.

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

As of March 31, 2016, we had outstanding notes payable of $2.1 billion (before $0.9 million loan premium and $18.4 million of deferred finance costs), of which $1.16 billion, or 55.3%, was variable rate debt. $714.5 million of the variable rate debt is subject to the interest rate contracts described in Note 6 to our Consolidated Financial Statements—Derivative Instruments.

The following table sets forth information as of March 31, 2016 and December 31, 2015 with respect to our outstanding indebtedness, excluding net deferred financing costs related to unsecured revolving credit facility and undrawn term loans.

	March 31, 2016			December 31, 2015
	Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Interest Rate(1)	Contractual Maturity Date
Unsecured Loans
Unsecured Revolving Credit Facility(2)	$50,000	$—		$230,000	$—		LIBOR+ 1.15% to 1.85%	4/1/2019	(11)
5-Year Term Loan due April 2020(2)(3)	550,000	(5,243)		550,000	(5,571)		LIBOR+ 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	—			—	—		LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(4)	350,000	(2,549)		350,000	(2,656)		LIBOR+ 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)	—			—	—		LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(1,049)		110,000	(1,011)		4.34%	1/2/2023
Series B Notes	259,000	(2,462)		259,000	(2,378)		4.69%	12/16/2025
Series C Notes	56,000	(576)		56,000	(509)		4.79%	12/16/2027
Total Unsecured Loans	$1,375,000	$(11,879)		$1,555,000	$(12,125)

Mortgage Loans
Mortgage loan secured by Pinnacle II(5)	$85,914	$873	(6)	$86,228	1,310	(6)	6.31%	9/6/2016
Mortgage loan secured by 901 Market	30,000	(83)		30,000	(119)		LIBOR+2.25%	10/31/2016
Mortgage loan secured by Rincon Center(7)	101,836	(315)		102,309	(355)		5.13%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(8)	115,001	(2,055)		115,001	(2,232)		LIBOR+2.25%	3/4/2019	(11)
Mortgage loan secured by Met Park North(9)	64,500	(481)		64,500	(509)		LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(7)	28,288	(404)		28,407	(421)		5.32%	3/11/2022
Mortgage loan secured by Pinnacle I(10)	129,000	(669)		129,000	(694)		3.95%	11/7/2022
Mortgage loan secured by Element L.A.	168,000	(2,521)		168,000	(2,584)		4.59%	11/6/2025
Total mortgage loans	$722,539	$(5,655)		$723,445	$(5,604)
Total	$2,097,539	$(17,534)		$2,278,445	$(17,729)
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2016, which may be different than the interest rates as of December 31, 2015 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of March 31, 2016, no such election has been made.

(3)
Effective May 1, 2015, $300.0 million of the $550.0 million term loan has been effectively fixed at 2.66% to 3.56% per annum through the use of an interest rate swap. See Note 6 to our Consolidated Financial Statements—Derivative Instruments.

(4)
Effective May 1, 2015, the outstanding balance of the term loan has been effectively fixed at 3.21% to 4.16% per annum through the use of an interest rate swap. See Note 6 to our Consolidated Financial Statements—Derivative Instruments.

(5)
This loan bore interest only for the first five years. Beginning with the payment due October 6, 2011, monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(6)	Represents unamortized premium amount of the non-cash mark-to-market adjustment.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(8)
Through February 11, 2016, interest on $92.0 million of the outstanding loan balance was effectively capped at 5.97% and 4.25% on $50.0 million and $42.0 million, respectively, of the loan through the use of two interest rate caps. These interest rate caps were not renewed after maturity.

(9)
This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 6 to our Consolidated Financial Statements—Derivative Instruments.

(10)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(11)	The maturity date may be extended once for an additional one-year term.

The operating partnership was in compliance with its financial covenants at March 31, 2016.

Cash Flows

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015 is as follows:

	Three Months Ended March 31,
	2016	2015	Dollar Change	Percentage Change
Net cash provided by operating activities	$58,897	$27,125	$31,772	117.1%
Net cash provided by (used for) investing activities	158,214	(203,967)	362,181	(177.6)%
Net cash (used for) provided by financing activities	(213,295)	406,979	(620,274)	(152.4)%

Cash and cash equivalents were $57.4 million and $53.6 million at March 31, 2016 and December 31, 2015, respectively.

Operating Activities

Net cash provided by operating activities increased by $31.8 million to $58.9 million for the three months ended March 31, 2016 compared to $27.1 million for the three months ended March 31, 2015. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, primarily from the acquisition of the EOP Northern California portfolio, increased occupancy and higher rental revenue from our 1455 Market and Element LA properties, partially offset by lower gain recognized related to our Bayhill Office Center property in 2016 as compared to the gain recognized related to our First Financial property in 2015.

Investing Activities

Net cash provided by investing activities increased by $362.2 million to $158.2 million for the three months ended March 31, 2016 compared to net cash used for investing activities of $204.0 million for three months ended March 31, 2015. The net cash provided by investing activities in 2016 included proceeds of the sale of Bay park offset by payments for additions to invesmtent property. The net cash used in investing activities in 2015 included payment for a deposit related to the acquisition of the EOP portfolio and payments for additions in investment property offset by proceeds from the sale of our First Financial property.

Financing Activities

Net cash used for financing activities increased $620.3 million to $213.3 million for the three months ended March 31, 2016 compared to net cash provided by financing activities of $407.0 million for the three months ended March 31, 2015. The net cash used by financing activities in 2016 is primarily a result of pay downs of notes payable and distributions to our stock and unit holders partially offset by proceeds from notes payable. The net cash provided by financings in 2015 is a result of proceeds generated by the issuance of common equity securities, after underwriters’ discounts, of approximately $385.6 million (before transaction costs) used to partially fund the EOP portfolio acquisition and proceeds from our joint venture sale of our 1455 Market property of $219.2 million partially offset by payments of notes payable and distributions to our stock and unit holders.

Contractual Obligations and Commitments

During the three months ended March 31, 2016, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2015 Annual Report on Form 10-K. We have not made any material changes to these policies during the periods covered by this Report.

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

The following table presents our FFO for the three months ended March 31, 2016 and 2015 and a reconciliation of FFO to net income:

	Three Months Ended March 31,
	2016	2015
Net income	$5,976	$24,574
Adjustments:
Depreciation and amortization of real estate assets	67,905	17,073
Gain from Sale of Real Estate	(6,352)	(22,691)
FFO attributable to non-controlling interest	(4,162)	(3,312)
Net income attributable to preferred stock and units	(159)	(3,195)
FFO to common stockholders and unitholders	$63,208	$12,449

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan initially bore interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its original maturity of February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its original maturity of February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to, among other changes, increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest rate from one-month LIBOR plus 3.50% to one-month LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018. The derivatives described above were not changed in connection with this loan amendment. Effective March 4, 2015, the terms of this loan were amended and restated to provide the ability to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019. The derivatives described above were not changed in connection with this loan amendment and matured during the first quarter of 2016. During the period from maturity to March 31, 2016, the interest rate on the full outstanding balance was not hedged.

On July 31, 2013, we closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by our Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 155 basis points. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.16% through the loans maturity on August 1, 2020.

Effective as of May 1, 2015, we entered into an interest rate contract with respect to $300.0 million of the $550.0 million 5-Year Term Loan due April 2020 that swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. As a result, $300.0 million of the 5-Year Term Loan due April 2020 currently bears interest at a rate equal to 2.66% to 3.56% per annum depending on our leverage ratio ($250.0 million of which is not subject to an interest rate contract). Effective as of May 1, 2015, we entered into an interest rate contract with respect to the entire $350.0 million 7-Year Term Loan due April 2022 that swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022. As a result, the 7-Year Term Loan due April 2022 currently bears interest at a rate equal to 3.21% to 4.16% per annum depending on our leverage ratio.

The remaining variable debt rate, which consists of our unsecured revolving credit facility, unsecured term loans, as well as the loan on our 901 Market property, is not subject to interest rate hedges.

For sensitivity purposes with respect to the $50.0 million drawn under our unsecured revolving credit facility, the $550.0 million drawn under our 5-Year Term Loan due April 2020 ($250.0 million of which is not subject to an interest rate hedge), the $30.0 million loan on our 901 Market property, and the $115.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties, if one-month LIBOR as of March 31, 2016 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $4.5 million.

As of March 31, 2016, we had outstanding notes payable of $2.10 billion (before unamortized loan premium and deferred financing costs), of which $1.2 billion, or 55.3%, was variable rate debt. $714.5 million of the variable rate debt is subject to derivatives discussed in Note 6 to our Consolidated Financial Statements—Derivative Instruments. As of March 31, 2016, the estimated fair value of our fixed rate secured mortgage loans was $941.8 million. The estimated fair value of our variable rate debt equals the carrying value.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures (Hudson Pacific Properties, Inc.)

Hudson Pacific Properties, Inc. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, Inc.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, Hudson Pacific Properties, Inc. carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that Hudson Pacific Properties, Inc.’s disclosure controls and procedures were effective in providing a reasonable level of assurance that information Hudson Pacific Properties, Inc. is required to disclose in reports that Hudson Pacific Properties, Inc. files under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Disclosure Controls and Procedures (Hudson Pacific Properties, L.P.)

Hudson Pacific Properties, L.P. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, L.P.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, Inc.)

There have been no changes that occurred during the quarter covered by this report in Hudson Pacific Properties, Inc.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, L.P.)

There have been no changes that occurred during the quarter covered by this report in Hudson Pacific Properties, L.P.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual
Report on Form 10-K for the year ended December 31, 2015. Please review the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)Recent Sales of Unregistered Securities:

During the first quarter of 2016, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the first quarter of 2016, Hudson Pacific Properties, Inc. issued an aggregate of 156,697 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 68,294 shares of common stock were forfeited to Hudson Pacific Properties, Inc. in connection with restricted stock awards for a net issuance of 88,403 shares of common stock. For each share of common stock issued by Hudson Pacific Properties, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Hudson Pacific Properties, Inc. as provided in our operating partnership’s partnership agreement. During the first quarter of 2016, our operating partnership issued an aggregate of 88,403 common units to Hudson Pacific Properties, Inc.

All other issuances of unregistered equity securities of our operating partnership during the first quarter of 2016 have previously been disclosed in filings with the SEC. For all issuances of units to Hudson Pacific Properties, Inc., our operating partnership relied on Hudson Pacific Properties, Inc.’s status as a publicly traded NYSE-listed company with over $6.04 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

During the three months ended March 31, 2016, certain employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2010 Incentive Award Plan.

The following table summarizes all of the repurchases during the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2016 through January 31, 2016	—	$—	N/A	N/A
February 1, 2016 through February 29, 2016	68,294	24.63	N/A	N/A
March 1, 2016 through March 31, 2016	—	—	N/A	N/A
Total	68,294	$24.63	N/A	N/A
__________________

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal tax income.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.         OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
10.1	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2016.*	8-K	001-34789	10.2	December 21, 2015
10.2	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2016.*	8-K	001-34789	10.3	December 21, 2015
10.3	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher Barton, dated January 1, 2016.*	8-K	001-34789	10.4	December 21, 2015
10.4	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alex Vouvalides, dated January 1, 2016.*	8-K	001-34789	10.5	December 21, 2015
10.5	Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield.*	10-K	001-34789	10.95	February 26,2016
10.6	2016 Outperformance Award Agreement	8-K	001-34789	10.1	March 21, 2016
10.7	2016 Outperformance Program OPP Unit Agreement	8-K	001-34789	10.2	March 21, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 6, 2016	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 6, 2016	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 6, 2016	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 6, 2016	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)