Form 10-Q
period 2016-06-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2016-08-04
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

The number of shares of common stock outstanding at August 1, 2016 was 119,341,760.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended June 30, 2016 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. At June 30, 2016, Hudson Pacific Properties, Inc. owned approximately 68.5% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. The remaining approximately 31.5% of outstanding common units at June 30, 2016 were owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with The Blackstone Group L.P. (“Blackstone”) and Farallon Capital Management, LLC. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

Hudson Pacific Properties, Inc.
Hudson Pacific Properties, L.P.
FORM 10-Q
June 30, 2016

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$1,252,484	$1,252,484
Building and improvements	3,937,522	3,887,683
Tenant improvements	305,947	290,122
Furniture and fixtures	4,082	9,586
Property under development	247,682	218,438
Total real estate held for investment	5,747,717	5,658,313
Accumulated depreciation and amortization	(340,262)	(267,855)
Investment in real estate, net	5,407,455	5,390,458
Cash and cash equivalents	337,400	53,551
Restricted cash	19,166	18,010
Accounts receivable, net	10,550	21,048
Notes receivable, net	—	28,684
Straight-line rent receivables, net	70,529	59,408
Deferred leasing costs and lease intangible assets, net	293,191	314,483
Derivative assets	—	2,061
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	49,209	27,278
Investment in unconsolidated entity	28,237	—
Assets associated with real estate held for sale	52,432	330,300
TOTAL ASSETS	$6,276,923	$6,254,035
LIABILITIES AND EQUITY
Notes payable, net	$2,338,882	$2,260,716
Accounts payable and accrued liabilities	104,156	82,405
Lease intangible liabilities, net	77,841	94,446
Security deposits	24,148	20,342
Prepaid rent	30,352	38,111
Derivative liabilities	26,478	2,010
Liabilities associated with real estate held for sale	5,267	16,791
TOTAL LIABILITIES	2,607,124	2,514,821
6.25% series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 99,385,084 shares and 89,153,780 shares outstanding at June 30, 2016 and December 31, 2015, respectively	993	891
Additional paid-in capital	1,998,361	1,710,979
Accumulated other comprehensive loss	(16,079)	(1,081)
Accumulated deficit	(41,470)	(44,955)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,941,805	1,665,834
Non-controlling interest—members in consolidated entities	266,406	262,625
Non-controlling interest—units in the operating partnership	1,451,411	1,800,578
TOTAL EQUITY	3,659,622	3,729,037
TOTAL LIABILITIES AND EQUITY	$6,276,923	$6,254,035

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Office
Rental	$118,047	$120,052	$234,274	$161,628
Tenant recoveries	21,303	17,790	41,836	23,854
Parking and other	5,050	5,716	10,582	11,011
Total office revenues	144,400	143,558	286,692	196,493
Media & Entertainment
Rental	6,857	5,394	12,885	10,861
Tenant recoveries	213	253	412	493
Other property-related revenue	2,810	2,556	7,779	6,665
Other	41	58	90	131
Total Media & Entertainment revenues	9,921	8,261	21,166	18,150
Total revenues	154,321	151,819	307,858	214,643
Operating expenses
Office operating expenses	49,091	46,691	96,794	63,826
Media & Entertainment operating expenses	6,295	5,069	12,247	11,074
General and administrative	13,016	10,373	25,519	19,573
Depreciation and amortization	66,108	73,592	134,476	90,750
Total operating expenses	134,510	135,725	269,036	185,223
Income from operations	19,811	16,094	38,822	29,420
Other expense (income)
Interest expense	17,614	14,113	34,865	19,606
Interest income	(73)	(48)	(86)	(101)
Unrealized loss on ineffective portion of derivative instruments	384	—	2,509	—
Acquisition-related expenses	61	37,481	61	43,525
Other (income) expense	(47)	40	(23)	(1)
Total other expenses	17,939	51,586	37,326	63,029
Income (loss) before gains (loss) on sale of real estate	1,872	(35,492)	1,496	(33,609)
Gains (loss) on sale of real estate	2,163	(591)	8,515	22,100
Net income (loss)	4,035	(36,083)	10,011	(11,509)
Net income attributable to preferred stock and units	(159)	(3,195)	(318)	(6,390)
Net income attributable to participating securities	(196)	(80)	(393)	(150)
Net income attributable to non-controlling interest in consolidated real estate entities	(2,396)	(1,893)	(4,341)	(3,395)
Net (income) loss attributable to common units in the operating partnership	(445)	16,008	(1,867)	15,412
Net income (loss) attributable to Hudson Pacific Properties, Inc. common stockholders	$839	$(25,243)	$3,092	$(6,032)
Basic and diluted per share amounts:
Net income attributable to common stockholders’ per share—basic	$0.01	$(0.28)	$0.03	$(0.07)
Net income attributable to common stockholders’ per share—diluted	$0.01	$(0.28)	$0.03	$(0.07)
Weighted average shares of common stock outstanding—basic	95,145,496	88,894,258	92,168,432	82,906,087
Weighted average shares of common stock outstanding—diluted	95,995,496	88,894,258	93,000,432	82,906,087
Dividends declared per share of common stock	$0.200	$0.125	$0.400	$0.250

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$4,035	$(36,083)	$10,011	$(11,509)
Other comprehensive (loss) income cash flow hedge adjustment	(8,430)	9,650	(23,905)	9,025
Comprehensive loss	(4,395)	(26,433)	(13,894)	(2,484)
Comprehensive income attributable to preferred stock	(159)	(3,195)	(318)	(6,390)
Comprehensive income attributable to participating securities	(196)	(80)	(393)	(150)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(2,396)	(1,893)	(4,341)	(3,395)
Comprehensive loss attributable to units in the operating partnership	2,474	12,263	7,040	11,686
Comprehensive loss attributable to Hudson Pacific Properties, Inc. common stockholders	$(4,672)	$(19,338)	$(11,906)	$(733)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests — Units in the Operating Partnership	Non-controlling Interests — Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2015	66,797,816	$668	$145,000	$1,070,833	$(34,884)	$(2,443)	$52,851	$42,990	$1,275,015	$10,177
Contributions	—	—	—	—	—	—	—	217,795	217,795	—
Distributions	—	—	—	—	—	—	—	(2,013)	(2,013)	—
Proceeds from sale of common stock, net of underwriters’ discount	12,650,000	127	—	385,462	—	—	—	—	385,589	—
Common stock issuance transaction costs	—	—	—	(4,969)	—	—	—	—	(4,969)	—
Redemption of Series B Preferred Stock	—	—	(145,000)	—	—	—	—	—	(145,000)	—
Issuance of common units for acquisition properties	—	—	—	—	—	—	1,814,936	—	1,814,936	—
Issuance of unrestricted stock	8,820,482	87	—	285,358	—	—	—	—	285,445	—
Issuance of restricted stock	36,223	—	—	—	—	—	—	—	—	—
Shares withheld to satisfy minimum tax withholding	(85,469)	—	—	(5,128)	—	—	—	—	(5,128)	—
Declared dividend	—	—	(11,469)	(50,244)	—	—	(25,631)	—	(87,344)	(636)
Amortization of stock-based compensation	—	—	—	8,832	—	—	—	—	8,832	—
Net income (loss)	—	—	11,469	—	(10,071)	—	(21,969)	3,853	(16,718)	636
Cash flow hedge adjustment	—	—	—	—	—	1,362	1,235	—	2,597	—
Exchange of Non-controlling Interests — Common units in the operating partnership for common stock	934,728	9	—	20,835	—	—	(20,844)	—	—	—
Balance at December 31, 2015	89,153,780	$891	$—	$1,710,979	$(44,955)	$(1,081)	$1,800,578	$262,625	$3,729,037	$10,177
Contributions	—	—	—	—	—	—	—	103	103	—
Distributions	—	—	—	—	—	—	—	(663)	(663)	—
Proceeds from sale of common stock, net of underwriters’ discount	10,117,223	101	—	294,108	—	—	—	—	294,209	—
Transaction related costs	—	—	—	(581)	—	—	—	—	(581)	—
Issuance of unrestricted stock	185,638	2	—	—	—	—	—	—	2	—
Shares withheld to satisfy minimum tax withholding	(71,557)	(1)	—	(1,775)	—	—	—	—	(1,776)	—
Declared dividend	—	—	—	(38,608)	—	—	(20,511)	—	(59,119)	(318)
Amortization of stock-based compensation	—	—	—	6,319	—	—	512	—	6,831	—
Net income	—	—	—	—	3,485	—	1,867	4,341	9,693	318
Cash flow hedge adjustment	—	—	—	—	—	(14,998)	(8,907)	—	(23,905)	—
Redemption of common units in the operating partnership	—	—	—	27,919	—	—	(322,128)	—	(294,209)	—
Balance at June 30, 2016	99,385,084	$993	$—	$1,998,361	$(41,470)	$(16,079)	$1,451,411	$266,406	$3,659,622	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,011	$(11,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	134,476	90,750
Amortization of deferred financing costs and loan premium, net	2,134	1,915
Amortization of stock-based compensation	6,643	4,152
Straight-line rents	(11,281)	(14,789)
Straight-line rent expenses	750	—
Amortization of above- and below-market leases, net	(9,302)	(11,857)
Amortization of above- and below-market ground lease, net	1,070	577
Amortization of lease incentive costs	655	282
Bad debt expense	512	391
Amortization of discount and net origination fees on purchased and originated loans	(208)	(208)
Unrealized loss on ineffective portion of derivative instruments	2,509	—
Gains from sale of real estate	(8,515)	(22,100)
Change in operating assets and liabilities:
Restricted cash	(1,156)	(236)
Accounts receivable	10,001	3,610
Deferred leasing costs and lease intangibles	(25,725)	(13,766)
Prepaid expenses and other assets	(5,882)	(13,859)
Accounts payable and accrued liabilities	5,619	21,838
Security deposits	4,214	14,517
Prepaid rent	(8,814)	13,843
Net cash provided by operating activities	107,711	63,551
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(104,112)	(69,621)
Property acquisitions	—	(1,764,596)
Contributions to unconsolidated entity	(28,393)	—
Proceeds from repayment of notes receivable	28,892	—
Proceeds from sale of real estate	283,855	87,680
Deposits for property acquisitions	(20,000)	(1,500)
Net cash provided by (used for) investing activities	160,242	(1,748,037)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	677,000	1,368,155
Payments of notes payable	(597,416)	(208,633)
Proceeds from issuance of common stock	294,209	385,589
Payment for redemption of common units in the operating partnership	(294,209)	—
Common stock issuance transaction costs	(581)	(4,754)
Dividends paid to common stock and unitholders	(59,119)	(28,511)
Dividends paid to preferred stock and unitholders	(318)	(6,390)
Contributions from non-controlling member in consolidated real estate entities	103	217,795
Distributions to non-controlling member in consolidated real estate entities	(663)	(1,424)
Payments to satisfy minimum tax withholding	(1,776)	(1,834)
Payments of loan costs	(1,334)	(12,933)
Net cash provided by financing activities	15,896	1,707,060
Net increase in cash and cash equivalents	283,849	22,574
Cash and cash equivalents—beginning of period	53,551	17,753
Cash and cash equivalents—end of period	$337,400	$40,327

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$38,714	$32,107
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(8,866)	$(15,770)
Issuance of common stock in connection with property acquisition	—	87
Additional paid-in capital in connection with property acquisition	—	285,358
Non-controlling common units in the operating partnership in connection with property acquisition	—	1,814,936

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$1,252,484	$1,252,484
Building and improvements	3,937,522	3,887,683
Tenant improvements	305,947	290,122
Furniture and fixtures	4,082	9,586
Property under development	247,682	218,438
Total real estate held for investment	5,747,717	5,658,313
Accumulated depreciation and amortization	(340,262)	(267,855)
Investment in real estate, net	5,407,455	5,390,458
Cash and cash equivalents	337,400	53,551
Restricted cash	19,166	18,010
Accounts receivable, net	10,550	21,048
Notes receivable, net	—	28,684
Straight-line rent receivables, net	70,529	59,408
Deferred leasing costs and lease intangible assets, net	293,191	314,483
Derivative assets	—	2,061
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	49,209	27,278
Investment in unconsolidated entity	28,237	—
Assets associated with real estate held for sale	52,432	330,300
TOTAL ASSETS	$6,276,923	$6,254,035
LIABILITIES
Notes payable, net	$2,338,882	$2,260,716
Accounts payable and accrued liabilities	104,156	82,405
Lease intangible liabilities, net	77,841	94,446
Security deposits	24,148	20,342
Prepaid rent	30,352	38,111
Derivative liabilities	26,478	2,010
Liabilities associated with real estate held for sale	5,267	16,791
TOTAL LIABILITIES	2,607,124	2,514,821
6.25% series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
CAPITAL
Partners’ capital:
Common units, 145,564,176 and 145,450,095 issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	3,393,216	3,466,412
Non-controlling interest—members in Consolidated Entities	266,406	262,625
TOTAL CAPITAL	3,659,622	3,729,037
TOTAL LIABILITIES AND CAPITAL	$6,276,923	$6,254,035

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Office
Rental	$118,047	$120,052	$234,274	$161,628
Tenant recoveries	21,303	17,790	41,836	23,854
Parking and other	5,050	5,716	10,582	11,011
Total office revenues	144,400	143,558	286,692	196,493
Media & Entertainment
Rental	6,857	5,394	12,885	10,861
Tenant recoveries	213	253	412	493
Other property-related revenue	2,810	2,556	7,779	6,665
Other	41	58	90	131
Total Media & Entertainment revenues	9,921	8,261	21,166	18,150
Total revenues	154,321	151,819	307,858	214,643
Operating expenses
Office operating expenses	49,091	46,691	96,794	63,826
Media & Entertainment operating expenses	6,295	5,069	12,247	11,074
General and administrative	13,016	10,373	25,519	19,573
Depreciation and amortization	66,108	73,592	134,476	90,750
Total operating expenses	134,510	135,725	269,036	185,223
Income from operations	19,811	16,094	38,822	29,420
Other expense (income)
Interest expense	17,614	14,113	34,865	19,606
Interest income	(73)	(48)	(86)	(101)
Unrealized loss on ineffective portion of derivative instruments	384	—	2,509	—
Acquisition-related expenses	61	37,481	61	43,525
Other (income) expense	(47)	40	(23)	(1)
Total other expenses	17,939	51,586	37,326	63,029
Income (loss) before gains (loss) on sale of real estate	1,872	(35,492)	1,496	(33,609)
Gains (loss) on sale of real estate	2,163	(591)	8,515	22,100
Net income (loss)	4,035	(36,083)	10,011	(11,509)
Net income attributable to non-controlling interest in consolidated real estate entities	(2,396)	(1,893)	(4,341)	(3,395)
Net income (loss) attributable to Hudson Pacific Properties, L.P.	1,639	(37,976)	5,670	(14,904)
Preferred distributions—Series A units	(159)	(159)	(318)	(318)
Preferred distributions—Series B units	—	(3,036)	—	(6,072)
Total preferred distributions	(159)	(3,195)	(318)	(6,390)
Net income attributable to participating securities	(196)	(80)	(393)	(150)
Net income (loss) available to common unitholders	$1,284	$(41,251)	$4,959	$(21,444)
Basic and diluted per unit amounts:
Net income (loss) attributable to common unitholders per unit—basic	$0.01	$(0.28)	$0.03	$(0.19)
Net income (loss) attributable to common unitholders per unit—diluted	$0.01	$(0.28)	$0.03	$(0.19)
Weighted average shares of common units outstanding—basic	145,549,363	145,264,166	145,518,523	112,582,252
Weighted average shares of common units outstanding—diluted	146,399,363	145,264,166	146,350,523	112,582,252
Dividends declared per unit	$0.200	$0.125	$0.400	0.250

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$4,035	$(36,083)	$10,011	$(11,509)
Other comprehensive (loss) income cash flow hedge adjustment	(8,430)	9,650	(23,905)	9,025
Comprehensive loss	(4,395)	(26,433)	(13,894)	(2,484)
Comprehensive income attributable to Series A preferred units	(159)	(159)	(318)	(318)
Comprehensive income attributable to Series B preferred units	—	(3,036)	—	(6,072)
Comprehensive income attributable to participating securities	(196)	(80)	(393)	(150)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(2,396)	(1,893)	(4,341)	(3,395)
Comprehensive loss attributable to Hudson Pacific Properties, L.P. unitholders	$(7,146)	$(31,601)	$(18,946)	$(12,419)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited, in thousands, except unit data)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Total Partners’ Capital	Non-controlling Interests — Members in Consolidated Entities	Total Capital	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2015	$145,000	69,180,379	$1,087,025	$1,232,025	$42,990	$1,275,015	$10,177
Contributions	—	—	—	—	217,795	217,795
Distributions	—	—	—	—	(2,013)	(2,013)	—
Proceeds from sale of common units, net of underwriters’ discount	—	12,650,000	385,589	385,589	—	385,589	—
Equity offering transaction costs	—	—	(4,969)	(4,969)	—	(4,969)	—
Redemption of Series B Preferred Stock	(145,000)	—	—	(145,000)	—	(145,000)	—
Issuance of unrestricted units	—	63,668,962	2,100,381	2,100,381	—	2,100,381	—
Issuance of restricted units	—	36,223	—	—	—	—
Units withheld to satisfy minimum tax withholding	—	(85,469)	(5,128)	(5,128)	—	(5,128)	—
Declared distributions	(11,469)	—	(75,875)	(87,344)	—	(87,344)	(636)
Amortization of unit-based compensation	—	—	8,832	8,832	—	8,832	—
Net income	11,469	—	(32,040)	(20,571)	3,853	(16,718)	636
Cash Flow Hedge Adjustment	—	—	2,597	2,597	—	2,597	—
Balance at December 31, 2015	$—	145,450,095	$3,466,412	$3,466,412	$262,625	$3,729,037	$10,177
Contributions	—	—	—	—	103	103	—
Distributions	—		—	—	(663)	(663)	—
Proceeds from sale of common units, net of underwriters’ discount	—	10,117,223	294,209	294,209	—	294,209	—
Transaction related costs	—	—	(581)	(581)	—	(581)	—
Issuance of unrestricted units	—	185,638	2	2	—	2	—
Units withheld to satisfy minimum tax withholding	—	(71,557)	(1,776)	(1,776)	—	(1,776)	—
Declared distributions	—	—	(59,119)	(59,119)	—	(59,119)	(318)
Amortization of unit-based compensation	—	—	6,831	6,831	—	6,831	—
Net income	—	—	5,352	5,352	4,341	9,693	318
Cash flow hedge adjustment	—	—	(23,905)	(23,905)	—	(23,905)	—
Redemption of common units	$—	(10,117,223)	$(294,209)	$(294,209)	$—	$(294,209)	$—
Balance at June 30, 2016	$—	145,564,176	$3,393,216	$3,393,216	$266,406	$3,659,622	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,011	$(11,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	134,476	90,750
Amortization of deferred financing costs and loan premium, net	2,134	1,915
Amortization of stock-based compensation	6,643	4,152
Straight-line rents	(11,281)	(14,789)
Straight-line rent expenses	750	—
Amortization of above- and below-market leases, net	(9,302)	(11,857)
Amortization of above- and below-market ground lease, net	1,070	577
Amortization of lease incentive costs	655	282
Bad debt expense	512	391
Amortization of discount and net origination fees on purchased and originated loans	(208)	(208)
Unrealized loss on ineffective portion of derivative instruments	2,509	—
Gains from sale of real estate	(8,515)	(22,100)
Change in operating assets and liabilities:		—
Restricted cash	(1,156)	(236)
Accounts receivable	10,001	3,610
Deferred leasing costs and lease intangibles	(25,725)	(13,766)
Prepaid expenses and other assets	(5,882)	(13,859)
Accounts payable and accrued liabilities	5,619	21,838
Security deposits	4,214	14,517
Prepaid rent	(8,814)	13,843
Net cash provided by operating activities	107,711	63,551
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(104,112)	(69,621)
Property acquisitions	—	(1,764,596)
Contributions to unconsolidated entity	(28,393)	—
Proceeds from repayment of notes receivable	28,892	—
Proceeds from sale of real estate	283,855	87,680
Deposits for property acquisitions	(20,000)	(1,500)
Net cash provided by (used for) investing activities	160,242	(1,748,037)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	677,000	1,368,155
Payments of notes payable	(597,416)	(208,633)
Proceeds from issuance of common units	294,209	385,589
Payment for redemption of common units	(294,209)	—
Common units issuance transaction costs	(581)	(4,754)
Distributions paid to common unitholders	(59,119)	(28,511)
Distributions paid to preferred unitholders	(318)	(6,390)
Contributions from non-controlling member in consolidated real estate entities	103	217,795
Distributions to non-controlling member in consolidated real estate entities	(663)	(1,424)
Payments to satisfy minimum tax withholding	(1,776)	(1,834)
Payments of loan costs	(1,334)	(12,933)
Net cash provided by financing activities	15,896	1,707,060
Net increase in cash and cash equivalents	283,849	22,574
Cash and cash equivalents—beginning of period	53,551	17,753
Cash and cash equivalents—end of period	$337,400	$40,327

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$38,714	$32,107
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(8,866)	$(15,770)
Common units in the operating partnership in connection with property acquisition	$—	$2,100,381

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

1. Organization

Hudson Pacific Properties, Inc. is a Maryland corporation formed on November 9, 2009 that did not have any meaningful operating activity until the consummation of its initial public offering and the related acquisition of its predecessor and certain other entities on June 29, 2010 (“IPO”). Since the completion of the IPO, the concurrent private placement, and the related formation transactions, Hudson Pacific Properties, Inc. has been a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Through its controlling interest in the operating partnership and its subsidiaries, Hudson Pacific Properties, Inc. owns, manages, leases, acquires and develops real estate, consisting primarily of office and media and entertainment properties. Unless otherwise indicated or unless the context requires otherwise, all references in these financial statements to the “Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

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

As of June 30, 2016, the Company owned a portfolio of 51 office properties and two media and entertainment properties. These properties are located in California and the Pacific Northwest.

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

In the Consolidated Balance Sheets for the prior period, certain amounts have been reclassified to held for sale. These amounts are related to Patrick Henry Drive and One Bay Plaza, which were sold in 2016, and to 12655 Jefferson, which was determined to be held for sale as of June 30, 2016.

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
During the first quarter of 2016, the Company adopted ASU 2015-02, Consolidation (“Topic 810”): Amendments to the Consolidation Analysis, to amend the accounting guidance for consolidation. The standard simplifies the current guidance for

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

consolidation and reduces the number of consolidation models through the elimination of the indefinite deferral of Statement 167. Additionally, the standard places more emphasis on risk of loss when determining a controlling financial interest. The Company consolidates all entities that the Company controls through either majority ownership or voting rights. In addition, the Company consolidates all VIEs of which the Company is considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As a result of the adoption, the Company concluded that two of the Company's joint ventures and its operating partnership met the definition of a VIE and is the primary beneficiary of these VIEs. Substantially all of the assets and liabilities of the Company are related to these VIEs. The Company entered into a joint venture during the second quarter of 2016. This joint venture met the definition of a VIE, however the Company is not the primary beneficiary and is not consolidating the joint venture.

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. This guidance sets forth a new impairment model for financial instruments, current expected credit loss (“CECL”) model, which is based on expected losses rather than incurred losses. Under the CECL model, an entity recognizes as an allowance its estimate of expected credit losses. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements and notes to the consolidated financial statements.

On May 10, 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This guidance clarifies certain narrow aspects of Topic 606, including assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. On April 14, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This guidance clarifies two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This guidance clarifies certain aspects of the principal-versus-agent guidance in its new revenue recognition standard related to the determination of whether an entity is a principal-versus-agent and the determination of the nature of each specified good or service. Both updates affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, and defer the effective date of ASU 2014-09 by one year. These updates are effective for annual reporting periods (including interim periods) beginning after December 15, 2017 with early adoption permitted. The Company is currently assessing the impact of these updates on its consolidated financial statements and notes to the consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows, and forfeitures. This update is effective for

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

annual reporting periods (including interim periods) beginning after December 15, 2016 with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements and notes to the consolidated financial statements.

On March 15, 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This guidance eliminates the retroactive adoption requirement when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2016, with early adoption permitted. The implementation of this update is not expected to have a material effect on the Company’s consolidated financial statements and notes to the consolidated financial statements.

On March 14, 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2016, with early adoption permitted. The implementation of this update is not expected to have a material effect on the Company’s consolidated financial statements and notes to the consolidated financial statements.

On March 14, 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This guidance clarifies the accounting treatment when there is a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2016, with early adoption permitted. The implementation of this update is not expected to have a material effect on the Company’s consolidated financial statements and notes to the consolidated financial statements.

3. Investment in Real Estate

Acquisitions

The Company’s acquisitions are accounted for using the acquisition method. The results of operations for each of these acquisitions are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

On July 1, 2016, the Company purchased the 11601 Wilshire Boulevard office property in West Los Angeles, California. See Note 20—Subsequent Events for details.

During 2015, the Company acquired 26 office properties totaling approximately 8.2 million square feet and two development parcels throughout Northern California. In addition, the Company also acquired 4th and Traction and 405 Mateo, both located in Los Angeles, California.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Dispositions

The following table summarizes the properties sold during the six months ended June 30, 2016 and June 30, 2015. These properties were non-strategic assets to the Company’s portfolio.

Property	Date of Disposition	Number of Buildings	Square Feet	Sales Price(1) (in millions)
Bayhill Office Center	January 14, 2016	4	554,328	$215.0
Patrick Henry Drive	April 7, 2016	1	70,520	19.0
One Bay Plaza	June 1, 2016	1	195,739	53.4
Total dispositions for the six months ended June 30, 2016		6	820,587	$287.4
First Financial	March 6, 2015	1	223,679	$89.0
Total dispositions for the six months ended June 30, 2015(2)		1	223,679	$89.0
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	Excludes the disposition of 45% interest in 1455 Market Street office property on January 7, 2015.

The dispositions of these properties resulted in a gain of $2.2 million and $8.5 million for the three and six months ended June 30, 2016, respectively, and a loss of $0.6 million and a gain of $22.1 million for the three and six months ended June 30, 2015, respectively.

The Company has not presented the operating results in net income (loss) from discontinued operations for these disposals because they do not represent a strategic shift in the Company’s business. In addition, the Company reclassified the assets and liabilities related to these dispositions to assets and liabilities associated with real estate held for sale as of December 31, 2015.

Held for sale

On April 25, 2016, the Company entered into an agreement to sell its 12655 Jefferson property for $80.0 million (before certain credits, prorations and closing costs). The Company determined that 12655 Jefferson met the criteria to be classified as held for sale and reclassified the balances related to such property within the Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate, net	48,996	313,344
Straight-line rent receivables, net	4	2,016
Deferred leasing costs and lease intangible assets, net	2,676	14,415
Other	756	525
Assets associated with real estate held for sale	$52,432	$330,300

LIABILITIES
Accounts payable and accrued liabilities	$3,136	$3,831
Other	2,131	12,960
Liabilities associated with real estate held for sale	$5,267	$16,791

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Cost Capitalization

Capitalized personnel costs were $2.3 million and $4.6 million for the three and six months ended June 30, 2016, respectively, and $1.9 million and $2.8 million for the three and six months ended June 30, 2015, respectively. Capitalized interest was $2.9 million and $5.5 million for the three and six months ended June 30, 2016, respectively, and $0.9 million and $3.0 million for for the three and six months ended June 30, 2015, respectively.

Impairment of Long-Lived Assets

No impairment indicators have been noted and the Company recorded no impairment charges for the three and six months ended June 30, 2016 and 2015.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	June 30, 2016	December 31, 2015
Above-market leases	$38,252	$38,465
Accumulated amortization	(24,416)	(17,206)
Above-market leases, net	13,836	21,259

Deferred leasing costs and in-place lease intangibles	353,698	347,531
Accumulated amortization	(130,072)	(111,128)
Deferred leasing costs and in-place lease intangibles, net	223,626	236,403

Below-market ground leases	59,578	59,578
Accumulated amortization	(3,849)	(2,757)
Below-market ground leases, net	55,729	56,821

Deferred leasing costs and lease intangible assets, net	$293,191	$314,483

Below-market leases	$130,880	$138,852
Accumulated amortization	(54,067)	(45,455)
Below-market leases, net	76,813	93,397

Above-market ground leases	1,095	1,095
Accumulated amortization	(67)	(46)
Above-market ground leases, net	1,028	1,049

Lease intangible liabilities, net	$77,841	$94,446

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Above-market lease(1)	$3,695	$3,892	$7,414	$4,262
Below-market lease(1)	8,146	14,305	16,716	16,119
Deferred leasing costs and in-place lease intangibles(2)	22,098	31,516	44,666	35,746
Above-market ground lease(3)	11	17	22	17
Below-market ground lease(3)	546	532	1,092	594
__________________

(1)	Amortization is recorded in office rental income in the Consolidated Statements of Operations.

(2)	Amortization is recorded in depreciation and amortization expense and office rental income in the Consolidated Statements of Operations.

(3)	Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.

5. Accounts Receivable, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the annual report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L. P. for the year ended December 31, 2015. The following table summarizes the Company’s accounts receivable, net of allowance for doubtful accounts as of:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

	June 30, 2016	December 31, 2015
Accounts receivable	$12,017	$22,060
Allowance for doubtful accounts	(1,467)	(1,012)
Accounts receivable, net	$10,550	$21,048

6. Straight-line rent receivables, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the annual report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L. P. for the year ended December 31, 2015. The following table represents the Company’s straight-line rent receivables, net of allowance for doubtful accounts as of:

	June 30, 2016	December 31, 2015
Straight-line rent receivables	$70,565	$60,378
Allowance for doubtful accounts	(36)	(970)
Straight-line rent receivables, net	$70,529	$59,408

7. Notes Receivable, net

On August 19, 2014, the Company entered into a loan participation agreement for a loan with a maximum principal of $140.0 million. The Company’s share was 23.77%, or $33.3 million. The note receivable is secured by a real estate property, bears interest at 11.0% and was to mature on August 22, 2016. Interest is payable monthly with the principal due at maturity. The Company received a $0.4 million commitment fee as a result of this transaction. The balance as of December 31, 2015, net of the accretion of commitment fee, was $28.7 million. The notes receivable under the loan participation agreement were fully repaid as of June 30, 2016.

8. Investment in unconsolidated entity

Investment in unconsolidated real estate in which the Company has the ability to exercise significant influence (but not control) is accounted for under the equity method of investment. Under the equity method, the Company initially records the investment at cost, and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, CA. The Company holds a 21.4% interest in the joint venture. The assets of the joint venture are comprised of the notes receivable which represents the maximum exposure for loss for the Company. The joint venture meets the criteria of a VIE and the Company accounts for this investment under the equity method of accounting since the Company is not the primary beneficiary. Under the equity method of accounting, the Company’s net equity investment is reflected within investment in unconsolidated entity on the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint venture is included within other expense (income) on the Consolidated Statements of Operations.

9. Goodwill

The Company’s goodwill balance as of June 30, 2016 and December 31, 2015 was $8.8 million. The Company does not amortize this asset but instead analyzes it on an annual basis for impairment. No impairment indicators have been noted during the three and six months ended June 30, 2016 and 2015.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

10. Notes Payable

The following table summarizes the balances of the Company’s indebtedness as of:

	June 30, 2016	December 31, 2015
Notes payable	$2,358,029	$2,278,445
Less: unamortized loan premium and deferred financing costs, net(1)	(19,147)	(17,729)
Notes payable, net	$2,338,882	$2,260,716
________________

(1)
Deferred financing costs exclude debt issuance costs, net, related to establishing the Company’s unsecured revolving credit facility and undrawn term loans. The amounts included in prepaid expenses and other assets, net was $1.8 million and $4.1 million as of June 30, 2016 and December 31, 2015, respectively.

The following table sets forth information as of June 30, 2016 and December 31, 2015 with respect to the Company’s outstanding indebtedness, excluding net deferred financing costs related to unsecured revolving credit facility and undrawn term loans.

	June 30, 2016		December 31, 2015
	Principal Amount	Deferred Financing Costs, net	Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Interest Rate(1)	Contractual Maturity Date
Unsecured Loans
Unsecured Revolving Credit Facility(2)	$250,000	$—	$230,000	$—		LIBOR+ 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	(4,021)	550,000	(5,571)		LIBOR+ 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	175,000	(840)	—	—		LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	(2,443)	350,000	(2,656)		LIBOR+ 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	(1,010)	—	—		LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(1,009)	110,000	(1,011)		4.34%	1/2/2023
Series B Notes	259,000	(2,398)	259,000	(2,378)		4.69%	12/16/2025
Series C Notes	56,000	(564)	56,000	(509)		4.79%	12/16/2027
Total Unsecured Loans(7)	$1,775,000	$(12,285)	$1,555,000	$(12,125)

Mortgage Loans
Mortgage loan secured by Pinnacle II	$87,000	$(759)	$86,228	$1,310	(8)	4.30%	6/11/2026
Mortgage loan secured by 901 Market	—	—	30,000	(119)		N/A	N/A
Mortgage loan secured by Rincon Center(9)	101,357	(276)	102,309	(355)		5.13%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(10)	5,001	(1,889)	115,001	(2,232)		LIBOR+2.25%	3/4/2019	(3)
Mortgage loan secured by Met Park North(11)	64,500	(453)	64,500	(509)		LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(9)	28,171	(387)	28,407	(421)		5.32%	3/11/2022
Mortgage loan secured by Pinnacle I(12)	129,000	(644)	129,000	(694)		3.95%	11/7/2022
Mortgage loan secured by Element L.A.	168,000	(2,454)	168,000	(2,584)		4.59%	11/6/2025
Total mortgage loans	$583,029	$(6,862)	$723,445	$(5,604)
Total	$2,358,029	$(19,147)	$2,278,445	$(17,729)
_________________

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2016, which may be different than the interest rates as of December 31, 2015 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of June 30, 2016, no such election has been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)
Effective May 1, 2015, $300.0 million of the term loan has been effectively fixed at 2.66% to 3.56% per annum through the use of an interest rate swap. The Company redesignated this interest rate swap effective July 1, 2016 to incorporate a 0.00% floor. Therefore, the effective interest rate with respect to $300.0 million of the term loan increased to 2.75% to 3.65% per annum. See Note 11—Derivative Instruments for details.

(5)
Effective May 1, 2015, the outstanding balance of the term loan has been effectively fixed at 3.21% to 4.16% per annum through the use of an interest rate swap. The Company redesignated this interest rate swap effective July 1, 2016 to incorporate a 0.00% floor. Therefore, the effective interest rate increased to 3.36% to 4.31% per annum. See Note 11—Derivative Instruments for details.

(6)
Effective June 1, 2016, the outstanding balance of the term loan has been effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Note 11—Derivative Instruments for details.

(7)
Total unsecured loans does not include the balance related to the private placement agreements entered on July 6, 2016 for $150.0 million of 3.98% senior guaranteed notes due July 6, 2026, and an additional $50.0 million of 3.66% senior guaranteed notes due September 15, 2023. The $150.0 million was drawn on July 6, 2016. The $50.0 million has not yet been drawn. See Note 20—Subsequent Events for details.

(8)	Represents unamortized premium amount of the non-cash mark-to-market adjustment.

(9)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(10)
Through February 11, 2016, interest on $92.0 million of the outstanding loan balance was effectively capped at 5.97% and 4.25% on $50.0 million and $42.0 million, respectively, of the loan through the use of two interest rate caps. These interest rate caps were not renewed after maturity.

(11)	This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 11—Derivative Instruments for details.

(12)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

Current Year Activity

On May 3, 2016, the Company drew on the $175.0 million 5-Year Term Loan due November 2020 and $125.0 million 7-Year Term Loan due November 2022 that were entered into on November 17, 2015. Amounts drawn were used to fully pay down $30.0 million of the 901 Market mortgage loan that was set to mature on October 31, 2016, to partially pay down $110.0 million of the Sunset Gower/Sunset Bronson mortgage loans and $100.0 million of the 5-Year Term Loan due April 2020.

On June 7, 2016, Pinnacle II Hudson MC Partners, the Company’s joint venture, entered into a $87.0 million ten-year mortgage loan secured by its Pinnacle II office property. This new loan has a maturity date of June 11, 2026 and bears a fixed rate of 4.30% per annum with interest only payable every month during the term of the loan and principal payment at maturity. Proceeds were used to fully pay down the previous loan secured by the Company’s Pinnacle II office property that was scheduled to mature on September 6, 2016.

On July 6, 2016, the Company entered into a private placement of debt for $150.0 million of 3.98% senior guaranteed notes due July 6, 2026. The $150.0 million was drawn on July 6, 2016. Proceeds were used to pay down the unsecured revolving credit facility. The Company also secured an additional $50.0 million of funds from a private placement of 3.66% senior guaranteed notes due September 15, 2023, which has not been drawn. See Note 20—Subsequent Events for details.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The minimum future principal payments due on the Company’s secured and unsecured notes payable at June 30, 2016 were as follows (before the impact of extension options, if applicable):

Year ended	Annual Principal Payments
Remaining 2016	$1,191
2017	2,714
2018	101,157
2019	257,886
2020	692,493
Thereafter	1,302,588
Total	$2,358,029

Senior Unsecured Revolving Credit Facility and Term Loan Facilities

New Term Loan Agreement

On November 17, 2015, the operating partnership entered into a new term loan credit agreement (the “New Term Loan Agreement”) with a group of lenders for an unsecured $175.0 million five-year delayed draw term loan with a maturity date of November 2020 (“5-Year Term Loan due November 2020”) and an unsecured $125.0 million seven-year delayed draw term loan with a maturity date of November 2022 (“7-Year Term Loan due November 2022”). These term loans were fully drawn on May 3, 2016.

A&R Credit Agreement

On April 1, 2015, the operating partnership entered into the Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the “Credit Facility”), which extended the maturity dates, increased the availability of the unsecured revolving credit facility to $400.0 million, increased the availability of 5-Year Term Loan due April 2020 to $550.0 million, and added a $350.0 million 7-Year Term Loan due April 2022. On November 17, 2015, the operating partnership amended and restated the Credit Facility (“Amended and Restated Credit Facility”) to align certain terms therein with the less restrictive terms of the New Term Loan Agreement. Borrowings under the Credit Facility were used towards the EOP Acquisition in 2015 and the Amended and Restated Credit Facility is available for other purposes, including for payment of pre-development and development costs incurred in connection with properties owned by the Company, to finance capital expenditures and the repayment of indebtedness of the Company, to provide for general working capital needs and for general corporate purposes of the Company, and to pay fees and expenses incurred in connection with the Amended and Restated Credit Facility.

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

Debt Covenants

The operating partnership’s ability to borrow under the New Term Loan Agreement, the Amended and Restated Credit Facility, and the Note Purchase Agreement remains subject to ongoing compliance with financial and other covenants as defined in the respective agreements, including, when considering the most restrictive terms, maintaining a leverage ratio (maximum of 0.60:1.00), unencumbered leverage ratio (maximum of 0.60:1.00), fixed charge coverage ratio (minimum of 1.50:1.00), secured indebtedness leverage ratio (maximum of 0.45:1.00), and unsecured interest coverage ratio (minimum 2.00:1.00). Certain financial covenant ratios are subject to change in the occurrence of material acquisitions as defined in the respective agreements. Other covenants include certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the operating partnership’s primary business, and other customary affirmative and negative covenants.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The operating partnership was in compliance with its financial covenants at June 30, 2016.

Repayment Guaranties

Sunset Gower and Sunset Bronson Loan

In connection with the loan secured by the Sunset Gower and Sunset Bronson properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. As of June 30, 2016, the outstanding balance was $5.0 million, which results in a maximum guarantee amount for the principal under this loan of $1.0 million. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Other Loans

Although the rest of the operating partnership’s loans are secured and non-recourse to the operating partnership, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

11. Derivative Instruments

The Company entered into interest rate contracts in order to hedge interest rate risk. As of June 30, 2016, the Company had six interest rate swaps with notional amounts of $839.5 million. As of December 31, 2015, the Company had two interest rate caps and five interest rate swaps with notional amounts of $92.0 million and $714.5 million, respectively. These derivatives were designated as effective cash flow hedges for accounting purposes.

The Company’s derivative instruments are classified as Level 2 and their fair values are derived from estimated values obtained from observable market data for similar instruments.

5-Year Term Loan due April 2020 and 7-year Term Loan due April 2022

On April 1, 2015, the Company entered into a derivative contract with respect to $300.0 million of the 5-Year Term Loan due April 2020 which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity. Therefore the interest rate is effectively fixed at 2.66% to 3.56%. The unhedged portion bears interest at a rate equal to one-month LIBOR plus 1.30% to 2.20%, depending on the Company’s leverage ratio. On July 20, 2016, the Company redesignated this interest rate swap to add a 0.00% floor to one-month LIBOR effective July 1, 2016. Therefore, the effective interest rate with respect to $300.0 million of the term loan increased to a range of 2.75% to 3.65% per annum based on the Company's operating partnership's leverage ratio.

On April 1, 2015, the Company also entered into a derivative contract with respect to the $350.0 million 7-year Term Loan due April 2022, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity. Therefore the interest rate is effectively fixed at 3.21% to 4.16%. On July 20, 2016, the Company redesignated this interest rate swap to add a 0.00% floor to one-month LIBOR effective July 1, 2016. Therefore, the effective interest rate with respect to $350.0 million 7-year Term Loan due April 2022 increased to a range of 3.36% to 4.31% per annum based on the Company's operating partnership's leverage ratio.

During the three and six months ended June 30, 2016, the Company recognized an unrealized loss of $0.4 million and $2.5 million, respectively, related to the ineffective portion of these derivative contracts. There was no unrealized loss during the three and six months ended June 30, 2015. The Company redesignated the derivative contracts to add a 0.00% floor to one-month LIBOR effective July 1, 2016 as described above, therefore, eliminating the ineffectiveness in these derivatives. See Note 20—Subsequent Events for details.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

7-Year Term Loan due November 2022

On May 3, 2016, the Company entered into a derivative contract with respect to $125.0 million of the 7-Year Term Loan due November 2022. This derivative became effective on June 1, 2016 and swapped one-month LIBOR, which includes a 0.00% floor, to a fixed rate of 1.43% through the loan’s maturity.

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

Effective August 22, 2013, the terms of this loan were amended to, among other changes, increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest to a rate equal to one-month LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018. The derivatives described above were not changed in connection with this loan amendment. Therefore, the interest rate is effectively fixed at 5.97% on $50.0 million of the loan and 4.25% with respect to $42.0 million of the loan.

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

Overall

The fair market value of derivatives are presented on a gross basis in the Consolidated Balance Sheets. There were no derivative assets as of June 30, 2016. The derivative assets as of December 31, 2015 were $2.1 million. The derivative liabilities as of June 30, 2016 and December 31, 2015 were $26.5 million and $2.0 million, respectively.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of June 30, 2016, the Company expects $8.9 million of unrealized loss included in accumulated other comprehensive loss will be reclassified to interest expense in the next twelve months.

12. Income Taxes

Hudson Pacific Properties, Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010. Provided that it continues to qualify for taxation as a REIT, Hudson Pacific Properties, Inc. is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders. The Company has elected, together with one of its subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2016, the Company has not established a liability for uncertain tax positions.

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

13. Future Minimum Base Rents and Lease Payments Future Minimum Rents

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2016 to 2031. Future minimum base rents (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at June 30, 2016 are presented below for the next five years and thereafter are as follows:

	Non-cancellable	Subject to early termination options	Total (1)
Remaining 2016	$239,058	$408	$239,466
2017	446,027	4,736	450,763
2018	379,156	23,863	403,019
2019	327,509	26,346	353,855
2020	259,941	7,565	267,506
Thereafter	934,162	25,385	959,547
Total	$2,585,853	$88,303	$2,674,156
_________________

(1)	Excludes rents under leases at the Company’s media and entertainment properties with terms of one year or less.

Future Minimum Lease Payments

The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term noncancellable ground lease obligations:

Property	Expiration Date	Notes
Sunset Gower	3/31/2060	Every 7 years rent adjusts to 7.5% of Fair Market Value (“FMV”) of the land.
Del Amo Office	6/30/2049
Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease.

9300 Wilshire Blvd.	8/14/2032	Additional rent is the sum by which 6% of gross rental from the prior calendar year exceeds the Minimum Rent.
222 Kearny Street	6/14/2054	Minimum annual rent is the greater of $975 thousand or 20% of the first $8.0 million of the tenant’s “Operating Income” during any “Lease Year,” as such terms are defined in the ground lease.
Page Mill Center	11/30/2041	Minimum annual rent (adjusted on 1/1/2019 and 1/1/2029) plus 25% of adjusted gross income (“AGI”), less minimum annual rent.
Clocktower Square Bldg	9/26/2056	Minimum annual rent (adjusted every 10 years) plus 25% of AGI less minimum annual rent.
Palo Alto Square	11/30/2045	Minimum annual rent (adjusted every 10 years starting 1/1/2022) plus 25% of AGI less minimum annual rent.
Lockheed Building	7/31/2040
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of consumer price index, or CPI, increase. Percentage annual rent is Lockheed’s base rent multiplied by 24.125%.

Foothill Research Ctr	6/30/2039
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of CPI increase. Percentage annual rent is gross income multiplied by 24.125%.

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

The Company recognized $2.1 million and $4.4 million of ground lease contingent rental expense for the three and six months ended June 30, 2016, respectively, and $1.0 million and $1.1 million for the three and six months ended June 30, 2015, respectively. Minimum rent expense was $2.9 million and $5.9 million for the three and six months ended June 30, 2016, respectively, and $3.0 million and $3.3 million for the three and six months ended June 30, 2015, respectively. Rental expense on the Company’s corporate office lease was $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively.

The following table provides information regarding the Company’s future minimum lease payments for its ground lease and corporate office lease at June 30, 2016 (before the impact of extension options, if applicable).

	Ground Leases (1)(2)(3)	Operating Leases
Remaining 2016	$6,043	$1,016
2017	12,404	2,072
2018	14,070	2,134
2019	14,120	2,198
2020	14,120	2,264
Thereafter	413,927	11,487
Total	$474,684	$21,171
_________________

(1)
In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, the future minimum lease amounts above include the lease rental obligations in affect as of June 30, 2016.

(2)	In situations where ground lease obligation adjustments are based on CPI adjustment, the future minimum lease amounts above include the lease rental obligations in affect as of June 30, 2016.

(3)
In situations where ground lease obligation adjustments are based on the percentages of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in affect as of June 30, 2016.

On July 1, 2016, the Company purchased the building in which the corporate office is located. Therefore, effective July 1, 2016, there are no future lease payments related to the corporate office lease. The land in which the Corporate office is located is subject to a long-term noncancellable ground lease. See Note 20—Subsequent Events for details of the acquisition.

14. Fair Value of Financial Instruments

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

The Company measures fair value of financial instruments using level 2 inputs categorized within the fair value hierarchy. The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$—	$—	$—	$—	$2,061	$—	$2,061
Derivative liabilities	—	26,478	—	26,478	—	2,010	—	2,010

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Other Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term nature of these instruments. Fair values for notes payable and notes receivable are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs. The table below represents the carrying value and fair value of assets and liabilities at:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net(1)	$2,358,029	$2,383,010	$2,279,755	$2,284,429
Notes receivable, net	—	—	28,684	28,684
_________________

(1)	Amounts represent total notes payable including unamortized loan premium and excludes net deferred financing fees.

15. Stock-Based Compensation

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

In addition, the board of directors of Hudson Pacific Properties, Inc. or its compensation committee awards time-based restricted shares to certain employees on an annual basis as part of the employees’ annual compensation. The share-based awards are generally issued in the fourth quarter, and the awards vest in equal annual installments over the applicable service vesting period, which is three years. Additionally, these awards are subject to a two-year hold upon vesting if the employee is a named executive officer at the time of grant.

Starting in January 2012, during the first quarter, the compensation committee of the board of directors of Hudson Pacific Properties, Inc. adopts an Outperformance Plan (“OPP”) under the 2010 Plan. Each OPP is a multi-year outperformance program covering certain senior executives, and authorizes grants of incentive awards linked to absolute and relative total shareholder return (“TSR”) over the applicable three-year performance period. During March 2016, the Compensation Committee adopted the 2016 OPP Plan under the Company’s 2010 Plan. The 2016 OPP is substantially similar to the previous OPPs except that (i) the performance period will run from January 1, 2016 through December 31, 2018, (ii) the maximum bonus pool under the 2016 OPP is $17.5 million, (iii) the 2016 OPP provides for a target bonus pool equal to $3.7 million and (iv) the bonus pool will be equal to 3% of the amount by which TSR during the performance period exceeds the applicable goal. For certain participants, the 2016 OPP awards will be settled in performance units of the operating partnership (rather than in common stock of Hudson Pacific Properties, Inc.).

In December 2015, the board of directors of Hudson Pacific Properties, Inc. awarded special one-time retention grants to certain employees, which include time-vesting restricted stock and performance-based RSUs. These awards vest over four years (subject to continued employment and, with respect to the RSUs, the achievement of performance goals). Additionally, these awards are subject to a two-year hold upon vesting.

The following table presents the classification and amount recognized for stock compensation related to the Company’s OPP plans and restricted stock awards:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Financial Statement Classification
	2016	2015	2016	2015
Expensed stock compensation	$3,301	$2,003	$6,643	$4,152	general and administrative expenses
Capitalized stock compensation	106	109	188	211	deferred leasing costs and lease intangibles assets, net and tenant improvements
Total stock compensation	$3,407	$2,112	$6,831	$4,363	additional paid-in capital

16. Earnings Per Share

The Company calculates basic earnings per share by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The Company calculates diluted earnings per share by dividing the net income available to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method. Unvested time-based RSUs and unvested OPP awards that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per share computations for net income available to common stockholders:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$4,035	$(36,083)	$10,011	$(11,509)
Preferred dividends	(159)	(3,195)	(318)	(6,390)
Income attributable to participating securities	(196)	(80)	(393)	(150)
Income attributable to non-controlling interest in consolidated entities	(2,396)	(1,893)	(4,341)	(3,395)
(Income) loss attributable to non-controlling units of the operating partnership	(445)	16,008	(1,867)	15,412
Numerator for basic and diluted net income (loss) available to common stockholders	$839	$(25,243)	$3,092	$(6,032)
Denominator:
Basic weighted average common shares outstanding	95,145,496	88,894,258	92,168,432	82,906,087
Effect of dilutive instruments(1)	850,000	—	832,000	—
Diluted weighted average common shares outstanding	95,995,496	88,894,258	93,000,432	82,906,087
Basic earnings per common share:	$0.01	$(0.28)	$0.03	$(0.07)
Diluted earnings per common share:	$0.01	$(0.28)	$0.03	$(0.07)
________________

(1)
The Company includes unvested awards as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period.  Any anti-dilutive securities are excluded from the diluted EPS calculation. Shares related to the Company’s 2015 OPP were excluded from the calculation of dilutive net income per common share for the three and six months ended June 30, 2016 because they are not currently expected to be earned.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

17. Equity

The tables below present the effect of the Company’s derivative financial instruments on accumulated other comprehensive loss (“OCI”):

	Hudson Pacific Properties, Inc. Stockholder’s Equity	Non-controlling interests	Total Equity
Balance at January 1, 2016	$1,081	$(1,017)	$64

Unrealized loss recognized in OCI due to change in fair value of derivative	17,676	10,497	28,173
Loss reclassified from OCI into income (as interest expense)	(2,678)	(1,590)	(4,268)
Net change in OCI	$14,998	$8,907	$23,905

Balance at June 30, 2016	$16,079	$7,890	$23,969

	Hudson Pacific Properties, Inc. Stockholder’s Equity	Non-controlling interests	Total Equity
Balance at January 1, 2015	$2,443	$218	$2,661

Unrealized loss recognized in OCI due to change in fair value of derivative	464	327	791
Loss reclassified from OCI into income (as interest expense)	(5,763)	(4,053)	(9,816)
Net change in OCI	$(5,299)	$(3,726)	$(9,025)

Balance at June 30, 2015	$(2,856)	$(3,508)	$(6,364)

Non-controlling interests

Common units and performance units in the operating partnership

There were 46,179,092 and 56,296,315 common units outstanding held by investors, executive officers and directors as of June 30, 2016 and December 31, 2015, respectively. Common units and shares of common stock of Hudson Pacific Properties, Inc. have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the operating partnership. Investors who own common units have the right to cause the operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock or, at the Company’s election, issue shares of common stock of Hudson Pacific Properties, Inc. in exchange for common units on a one-for-one basis. In May 2016, common unitholders required the operating partnership to redeem 10,117,223 common units and the Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the redemption. The Company funded the redemption using the proceeds from a registered underwritten public offering of common stock. On July 21, 2016, common unitholders required the operating partnership to redeem an additional 19,195,373 common units and the Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the redemption. The Company funded the redemption using the proceeds from a registered underwritten public offering of common stock. See Note 20—Subsequent Events for details.

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

Non-controlling interest—members in consolidated entities

The Company has an interest in a joint venture with Media Center Partners, LLC (the “Pinnacle JV”). The Pinnacle JV owns the Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of June 30, 2016, December 31, 2015, and June 30, 2015 the Company owned a 65.0% interest in the Pinnacle JV. The Company is the administrator for this joint venture. This joint venture meets the criteria of a VIE and the Company is the primary beneficiary of the Pinnacle JV.

On January 7, 2015, the Company entered into a joint venture with Canada Pension Plan Investment Board (“CPPIB”), through which CPPIB purchased a 45.0% interest in the 1455 Market Street office property located in San Francisco, California. As of June 30, 2016, December 31, 2015, and June 30, 2015 the Company owned a 55% interest in the 1455 Market JV. The Company is the general partner of this joint venture. This joint venture meets the criteria of a VIE and the Company is the primary beneficiary of the 1455 Market JV.

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

May 2016 Common Stock Offering

On May 10, 2016, the Company completed a public offering of 10,117,223 shares of common stock of Hudson Pacific Properties, Inc. The proceeds from the offering were used to redeem common units in the operating partnership.

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

At-the-market program

The Company’s at-the-market (“ATM”) program permits sales of up to $125.0 million of stock. During 2015 and the six months ended June 30, 2016, the Company did not utilize the ATM program. A cumulative total of $14.5 million has been sold through June 30, 2016.

Share repurchase program

On January 20, 2016, the board of directors of Hudson Pacific Properties, Inc. authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. No share repurchases were made during the three months ended June 30, 2016.

Dividends

During the second quarter for 2016, the Company declared dividends on common stock and non-controlling common partnership interests of $0.200 per share and unit. The operating partnership also declared distributions on series A preferred partnership interests of $0.3906 per unit. The second quarter dividends were declared on June 10, 2016 to holders of record on June 20, 2016.

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

18. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2016, that provide for various severance and change in control benefits and other terms and conditions of employment.

Lease and subsequent purchase of Corporate Headquarters from Blackstone

On July 26, 2006, the Company’s predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone Real Estate Partners V and Blackstone Real Estate Partners VI) for the Company’s corporate headquarters at 11601 Wilshire Boulevard. The Company previously occupied approximately 40,120 square feet of the property’s space as a tenant. On December 16, 2015, the Company entered into an amendment of that lease to expand the space to approximately 42,371 square feet of the property’s space and to extend the term by an additional three years, to a total of ten years, through August 31, 2025. The lease commencement date was September 1, 2015. As of June 30, 2016, the minimum future rents payable under the new lease was $21.2 million. On July 1, 2016, the Company purchased the 11601 Wilshire Boulevard office building from funds managed by Blackstone for $311.0 million (before credits, prorations and closing costs). JMG Capital Management LLC leases approximately 6,638 square feet at 11601 Wilshire pursuant to an eight-year lease at an aggregate rate of approximately $279 thousand annualized rent per year. Jonathan M. Glaser, a member of the Company’s board of directors, is the founder and managing member of JMG Capital Management LLC. See Note 20—Subsequent Events for details related to this acquisition.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Agreement Related to EOP Acquisition

On April 1, 2015, the Company completed the EOP Acquisition from certain affiliates of Blackstone, which consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets. The total consideration paid for the EOP Acquisition before certain credits, prorations and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of Hudson Pacific Properties, Inc. and common units in the operating partnership.

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

Redemption Rights of Blackstone

Under the terms of the Stockholders Agreement, the Company (in its capacity as the general partner of the operating partnership) has waived the 14-month holding period set forth in the Fourth Amended and Restated Limited Partnership Agreement before Blackstone may require the operating partnership to redeem the common units and grants certain additional rights to Blackstone in connection with such redemptions. Among other things, the Company generally must give Blackstone notice before 9:30 a.m. Eastern time on the business day after the business day on which Blackstone gives the Company notice of redemption of any common units of the Company’s election, in its sole and absolute discretion, to either (a) cause the operating partnership to redeem all of the tendered common units in exchange for a cash amount per common units equal to the value of one share of common stock on the date that Blackstone provided its notice of redemption, calculated in accordance with and subject to adjustment as provided in the Fourth Amended and Restated Limited Partnership Agreement and the Stockholders Agreement, or (b) subject to the restrictions on ownership and transfer of the Company’s stock set forth in its charter, acquire all of the tendered common units from Blackstone in exchange for shares of common stock, based on an exchange ratio of one share of common stock for each common unit, subject to adjustment as provided in the Fourth Amended and Restated Limited Partnership Agreement. If the Company fails to timely provide such notice, the Company will be deemed to have elected to cause the operating partnership to redeem all such tendered common units in exchange for shares of common stock. In May 2016, Blackstone redeemed 10,000,000 common units in the operating partnership in exchange for cash. On July 21, 2016, Blackstone redeemed an additional 19,000,000 common units. See Note 20—Subsequent Events for details.

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

The Registration Rights Agreement

On April 1, 2015, in connection with the closing of the EOP Acquisition, the Company entered into a Registration Rights Agreement, dated April 1, 2015 (the “Registration Rights Agreement”), by and among the Company and Blackstone. The Registration Rights Agreement provides for customary registration rights with respect to the Equity Consideration, including the following:

•
Shelf Registration. On October 27, 2015, the Company filed a prospectus covering Blackstone’s shares of common stock received as part of the Equity Consideration as well as shares issuable upon redemption of common units received as part of the Equity Consideration, which was replaced by a subsequent prospectus filed by the Company on July 21 2016. The Company is required to use its reasonable best efforts to keep such resale shelf registration statement effective for as long as Blackstone continues to hold such shares of common stock.

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
19. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2016, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of June 30, 2016, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the media and entertainment, and technology industries. As of June 30, 2016, approximately 13.5% and 29.0% of rentable square feet were related to the media and entertainment and technology industries, respectively.

As of June 30, 2016, the Company’s 15 largest tenants represented approximately 29.0% of its rentable square feet and no single tenant accounted for more than 10%.

Letters of Credit

As of June 30, 2016, the Company has outstanding letters of credit totaling approximately $3.3 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

20. Subsequent Events

Acquisition

On July 1, 2016, the Company purchased a 500,475-square-foot Class A tower located at 11601 Wilshire Boulevard in West Los Angeles, California for $311.0 million (before credits, prorations and closing costs). Owned by an affiliate of Blackstone Real Estate Partners V and Blackstone Real Estate Partners VI, the building has served as the Company’s corporate office since its IPO. The acquisition of this property provides the Company with an opportunity to create value through enhanced operations, the lease-up of vacant space, and re-leasing of space at market rents above those currently in-place. The Company is currently in the process of determining the purchase price accounting.

The Company funded the acquisition with the proceeds from the One Bay Plaza disposition and a private placement for $150.0 million of 3.98% senior guaranteed notes due July 6, 2026. The $150.0 million was drawn on July 6, 2016. The acquisition was also funded with $28.5 million received in connection with the repayment in full of a note receivable and funds drawn under unsecured revolving credit facility. The Company also secured an additional $50.0 million of funds from a private placement of 3.66% senior guaranteed notes due September 15, 2023, which has not been drawn. The covenants with respect to these loans are the same as those described in Note 10—Notes Payable.

JMG Capital Management LLC leases approximately 6,638 square feet at 11601 Wilshire pursuant to an eight-year lease at an aggregate rate of approximately $279 thousand annualized rent per year. Jonathan M. Glaser, a member of the Company’s board of directors, is the founder and managing member of JMG Capital Management LLC.

Redesignation of derivatives

The Company redesignated derivative contracts with respect to $300.0 million of the 5-Year Term Loan due April 2020 and the $350.0 million 7-year Term Loan due April 2022 to add a 0.00% floor to one-month LIBOR, effective July 1, 2016, to remove the ineffective portion of the original derivatives related to these loans. Therefore, the effective interest rate with respect to $300.0 million of the term loan increased to a range of 2.75% to 3.65% per annum, and the effective interest rate with respect to $350.0 million 7-year Term Loan due April 2022 increased to a range of 3.36% to 4.31% per annum. The interest rate is based on the Company's operating partnership's leverage ratio.

Common stock offering and common unit redemption

On July 21, 2016, the Company completed a public offering of 19,195,373 shares of common stock of Hudson Pacific Properties, Inc. The proceeds from the offering were used to redeem 19,195,373 common units in the operating partnership held by Blackstone and the Farallon Funds.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the three months ended June 30, 2016 represents an update to the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the year ended December 31, 2015. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the unaudited financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through June 30, 2016 and owned by us as of December 31, 2015, and their respective actual or estimated acquisition date.

Properties	Actual or Estimated Acquisition Date	Square Feet	Consideration Paid (In thousands)
Predecessor properties:
875 Howard Street	2/15/2007	286,270	$—
Sunset Gower	8/17/2007	545,673	—
Sunset Bronson	1/30/2008	308,026	—
Technicolor Building	6/1/2008	114,958	—
Properties acquired after initial public offering:
Del Amo Office	8/13/2010	113,000	27,327
9300 Wilshire Blvd.	8/24/2010	61,224	14,684
222 Kearny Street	10/8/2010	148,797	34,174
1455 Market(1)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan	8/19/2011	54,673	12,370
625 Second Street	9/1/2011	138,080	57,119
6922 Hollywood Blvd.	11/22/2011	205,523	92,802
6050 Sunset Blvd. & 1445 N. Beachwood Drive	12/16/2011	20,032	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market Street	6/1/2012	206,199	90,871
Element LA	9/5/2012	247,545	88,436
1455 Gordon Street	9/21/2012	5,921	2,385
Pinnacle I(2)	11/8/2012	393,777	209,504
3401 Exposition	5/22/2013	63,376	25,722
Pinnacle II(2)	6/14/2013	230,000	136,275
Seattle Portfolio (First & King, Met Park North and Northview)	7/31/2013	844,980	368,389
1861 Bundy	9/26/2013	36,492	11,500
Merrill Place	2/12/2014	193,153	57,034
3402 Pico Blvd. (Existing Office)	2/28/2014	50,687	18,546
12655 Jefferson(3)	10/14/2014	100,756	38,000
EOP Northern California Portfolio (see table on next page for property list)(4)	4/1/2015	7,941,273	3,815,727
4th & Traction	5/22/2015	120,937	49,250
405 Mateo	8/17/2015	83,285	40,000
Properties under development(5):
Icon—Building I Tower(6)	Q4-2016	323,273	N/A
Icon—Building II(7)	Q3-2017	90,000	N/A
Merrill Place—450 Alaskan Way(8)	Q4-2017	166,800	N/A
Total		14,914,596	$5,543,940
_____________

(1)	We sold a 45% joint venture interest in the 1455 Market property on January 7, 2015.

(2)
We acquired a 98.25% joint venture interest in the Pinnacle I property on November 8, 2012. On June 14, 2013, our joint venture partner contributed its interest in Pinnacle II, which reduced our interest in the joint venture to 65.0%.

(3)	Reflected as held for sale on our Consolidated Balance Sheets as of June 30, 2016.

(4)	Includes Bayhill Office Center, which was sold on January 14, 2016, Patrick Henry Drive, which was sold on April 7, 2016, and One Bay Plaza, which was sold on June 1, 2016.

(5)	The properties under development were included within acquisitions listed above.

(6)	We estimate this development will be completed in the fourth quarter of 2016 and stabilized in the third quarter of 2018.

(7)	We estimate this development will be completed in the third quarter of 2017 and stabilized in the third quarter of 2018.

(8)	We estimate this development will be completed in the fourth quarter of 2017 and stabilized in the first quarter of 2018.

The following table identifies each of the properties that were part of the EOP Acquisition:

EOP Northern California Portfolio
Properties	Actual Acquisition Date	Square Feet
Properties currently owned:
Metro Center Tower	4/1/2015	730,215
2180 Sand Hill Road	4/1/2015	45,613
Campus Center	4/1/2015	471,580
Palo Alto Square	4/1/2015	328,251
Lockheed Building	4/1/2015	42,899
3400 Hillview	4/1/2015	207,857
Foothill Research Ctr	4/1/2015	195,376
Clocktower Square Bldg	4/1/2015	100,344
Page Mill Center	4/1/2015	176,245
555 Twin Dolphin Plaza	4/1/2015	198,936
Shorebreeze	4/1/2015	230,932
333 Twin Dolphin Plaza	4/1/2015	182,789
Towers at Shore Center	4/1/2015	334,483
Skyway Landing	4/1/2015	247,173
Gateway Office	4/1/2015	609,093
Metro Plaza	4/1/2015	456,921
1740 Technology	4/1/2015	206,876
Skyport Plaza	4/1/2015	418,086
Peninsula Office Park	4/1/2015	510,789
Concourse	4/1/2015	944,386
Techmart Commerce Center	4/1/2015	284,440
Embarcadero Place	4/1/2015	197,402
Properties sold:
One Bay Plaza	4/1/2015	195,739
Bayhill Office Center	4/1/2015	554,328
Patrick Henry Drive	4/1/2015	70,520
Total		7,941,273

The following table identifies each of the properties that were disposed through June 30, 2016 and their respective disposition date:

Property	Disposition Date	Square Feet	Sales Price(1) (in thousands)
City Plaza	7/12/2013	333,922	$56,000
Tierrasanta	7/16/2014	112,300	19,500
First Financial	3/6/2015	223,679	89,000
Bay Park Plaza	9/29/2015	260,183	90,000
Bayhill Office Center	1/14/2016	554,328	215,000
Patrick Henry Drive	4/7/2016	70,520	19,000
One Bay Plaza	6/1/2016	195,739	53,400
Total(2)		1,750,671	$541,900
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	Excludes the disposition of 45% interest in 1455 Market Street office property on January 7, 2015.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in Part I, Item I of this Quarterly Report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

Consolidated Net Operating Income

We evaluate performance based upon property net operating income (“NOI”) from continuing operations. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP and should not be considered an alternative to income from continuing operations or cash flows, as an indication of our performance or of our ability to make distributions, or as a measure of our liquidity. Companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management because, when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties, and the impact to operations from trends on occupancy rates, rental rates and operating costs, thus providing a perspective not immediately apparent from income from continuing operations. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI excludes corporate general and administrative expenses, depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, acquisition-related expenses and other non-operating items. We believe that NOI on a cash basis (which we define as NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP) is helpful to investors as an additional measure of operating performance. Management further evaluates NOI by evaluating the performance from the following property groups:

•
Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of April 1, 2015 and still owned and included in the stabilized portfolio as of June 30, 2016. For the three months ended June 30, 2016, same-store properties include the activity from the EOP Acquisition.

•
Non-same-store properties, development projects, redevelopment properties and lease-up properties as of June 30, 2016 and other properties not owned or not in operation from April 1, 2015 through June 30, 2016.

The following table presents our NOI for the three months ended June 30, 2016 and 2015 and a reconciliation of NOI to net income (loss):

	Three Months Ended June 30,
	2016	2015
Same-store NOI	$65,741	$61,460
Non-same-store NOI	33,194	38,599
General and administrative	(13,016)	(10,373)
Depreciation and amortization	(66,108)	(73,592)
Income from operations	19,811	16,094

Interest expense	(17,614)	(14,113)
Interest income	73	48
Unrealized loss on ineffective portion of derivative instrument	(384)	—
Acquisition-related expense	(61)	(37,481)
Other income (expense)	47	(40)
Gains (loss) from sale of real estate	2,163	(591)
Net income (loss)	$4,035	$(36,083)

	Three Months Ended June 30,
	2016	2015	Percent Change
Same-store office statistics
Number of properties	30	30
Rentable square feet	7,745,510	7,745,510
Ending % leased	96.2%	95.6%	0.6%
Ending % occupied	94.6%	95.0%	(0.4)%
Average % occupied for the period	93.9%	95.3%	(1.5)%
Average annual rental rate per square foot	$39.38	$36.82	7.0%

Same-store media and entertainment statistics
Number of properties	2	2
Rentable square feet	879,652	879,652
Average % occupied for the period	85.3%	76.5%	11.5%

	Three Months Ended June 30,
	2016			2015
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
Operating Revenues
Office
Rental	$72,514	$45,533	$118,047	$68,732	$51,320	$120,052
Tenant recoveries	15,354	5,949	21,303	12,685	5,105	17,790
Parking and other	4,137	913	5,050	4,601	1,115	5,716
Total office revenues	92,005	52,395	144,400	86,018	57,540	143,558

Media & Entertainment
Rental	6,857	—	6,857	5,394	$—	5,394
Tenant recoveries	213	—	213	253	—	253
Other property-related revenue	2,810	—	2,810	2,556	—	2,556
Other	41	—	41	58	—	58
Total Media & Entertainment revenues	9,921	—	9,921	8,261	—	8,261

Total revenues	101,926	52,395	154,321	94,279	57,540	151,819

Operating expenses
Office operating expenses	29,890	19,201	49,091	27,750	18,941	46,691
Media & Entertainment operating expenses	6,295	—	6,295	5,069	—	5,069
Total operating expenses	36,185	19,201	55,386	32,819	18,941	51,760

Office NOI	62,115	33,194	95,309	58,268	38,599	96,867
Media & entertainment NOI	3,626	—	3,626	3,192	—	3,192
NOI	$65,741	$33,194	$98,935	$61,460	$38,599	$100,059

	Three months ended June 30, 2016 as compared to Three months ended June 30, 2015
	Same-store		Non-same-store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$3,782	6.0%	$(5,787)	(11.0)%	$(2,005)	(2.0)%
Tenant recoveries	2,669	21.0	844	17.0	3,513	20.0
Parking and other	(464)	(10.0)	(202)	(18.0)	(666)	(12.0)
Total office revenues	5,987	7.0%	(5,145)	(9.0)%	842	1.0%

Media & Entertainment
Rental	1,463	27.0%	—	—%	1,463	27.0%
Tenant recoveries	(40)	(16.0)	—	—	(40)	(16.0)
Other property-related revenue	254	10.0	—	—	254	10.0
Other	(17)	(29.0)	—	—	(17)	(29.0)
Total Media & Entertainment revenues	1,660	20.0%	—	—%	1,660	20.0%

Total revenues	7,647	8.0%	(5,145)	(9.0)%	2,502	2.0%

Operating expenses
Office operating expenses	2,140	8.0%	260	1.0%	2,400	5.0%
Media & Entertainment operating expenses	1,226	24.0	—	—	1,226	24.0
Total operating expenses	3,366	10.0%	260	1.0%	3,626	7.0%

Office NOI	3,847	7.0%	(5,405)	(14.0)%	(1,558)	(2.0)%
Media & entertainment NOI	434	14.0	—	—	434	14.0
NOI	$4,281	7.0%	$(5,405)	(14.0)%	$(1,124)	(1.0)%

Total NOI decreased $1.1 million, or 1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to:

•
A $3.8 million, or 7%, increase in NOI from our same-store office properties resulting primarily from the rental income related to new leases signed at our 1455 Market property (Uber), Concourse property (Sikka Software, Edwards Vacuum and Marsh USA), and Skyport Plaza property (Qualcomm) at higher rents than expiring rents. Additionally, tenant recoveries increased due to higher overall operating expenses and increases in occupancy. The increase was partially offset by straight-line rent write-off related to our Howard Street property (Heald College).

•
A $5.4 million, or 14%, decrease in NOI from our non-same-store office store properties resulting primarily from the sales of our Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016), and One Bay Plaza (sold in June 2016) properties, partially offset by new leases signed at our Page Mill property (Toyota) and 2180 Sand Hill Road property (Zoox) at higher rents than expiring rents.

•
A $0.4 million, or 14% increase in NOI from our same-store media and entertainment properties resulting primarily from a result of lease-up of Sunset Bronson and Sunset Gower. In the first quarter of 2015, the Company decided to take certain buildings and stages off line to facilitate our ICON development and other longer-term plans for the Sunset Bronson property. Other property-related revenues increased primarily due to completed parking structures at Sunset Bronson and Sunset Gower.

Office NOI

Same-Store

Office rental revenue increased $3.8 million, or 6%, to $72.5 million for the three months ended June 30, 2016 compared to $68.7 million for the three months ended June 30, 2015. The increase is primarily due to rental income relating to new leases signed at our 1455 Market property (Uber), Concourse property (Sikka Software, Edwards Vacuum, and Marsh U

SA), and Skyport Plaza property (Qualcomm) at higher rents than expiring rents. The increase was partially offset by straight-line rent write-off related to our Howard Street property (Heald College).

Office tenant recoveries increased $2.7 million, or 21%, to $15.4 million for three months ended June 30, 2016 compared to $12.7 million for the three months ended June 30, 2015. The increase is primarily related to higher overall operating expenses and increases in occupancy.

Office parking and other revenue decreased by $0.5 million, or 10%, to $4.1 million for the three months ended June 30, 2016 compared to $4.6 million for the three months ended June 30, 2015.

Office operating expenses increased by $2.1 million, or 8%, to $29.9 million for the three months ended June 30, 2016 compared to $27.8 million for the three months ended June 30, 2015. The increase in operating expenses is primarily due to general increases in occupancy, increase in ground rent expense, and increased hiring and salaries.

Non-Same-Store

Office rental revenue decreased by $5.8 million, or 11%, to $45.5 million for the three months ended June 30, 2016 compared to $51.3 million for the three months ended June 30, 2015. The increase is primarily due to the sale of Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016) and One Bay Plaza (sold in June 2016) properties, partially offset by rental income relating to new leases signed at our Page Mill property (Toyota) and 2180 Sand Hill Road property (Zoox) at higher rents than expiring rents.

Office tenant recoveries increased $0.8 million, or 17%, to $5.9 million for three months ended June 30, 2016 compared to $5.1 million for the three months ended June 30, 2015. The increase is primarily due to increased occupancy and operating expenses, partially offset by the sale of Bay Park Plaza (September 2015), Bayhill Office Center (January 2016) and One Bay Plaza (June 2016) properties.

Office parking and other revenue decreased by $0.2 million, or 18%, to $0.9 million for the three months ended June 30, 2016 compare to $1.1 million for the three months ended June 30, 2015.

Office operating expenses increased by $0.3 million, or 1%, to $19.2 million for the three months ended June 30, 2016 compared to $18.9 million for the three months ended June 30, 2015. The increase is primarily due to general increases in occupancy and increased hiring and salaries, partially offset by the sale of Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016) and One Bay Plaza (sold in June 2016) properties.

Same-Store Media & Entertainment NOI

Media and entertainment, rental revenue, tenant recoveries and other property-related revenue increased by $1.7 million, or 20%, to $9.9 million for the three months ended June 30, 2016 compared to $8.3 million for the three months ended June 30, 2015. The increase is primarily related to a $1.5 million increase in rental revenue to $6.9 million for the three months ended June 30, 2016 primarily due to higher occupancy at both Sunset Gower and Sunset Bronson. In addition, property-related revenues increased by $0.3 million to $2.8 million for the three months ended June 30, 2016 primarily due to the completion of parking structures at Sunset Bronson and Sunset Gower.

Media and entertainment operating expenses increased by $1.2 million, or 24%, to $6.3 million for the three months ended June 30, 2016 compared to $5.1 million for the three months ended June 30, 2015 primarily due to general increases in occupancy.

Other Expenses (Income)

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $2.6 million, or 25.5%, to $13.0 million for the three months ended June 30, 2016 compared to $10.4 million for the three months ended June 30, 2015.

The increase in general and administrative expenses was primarily attributable to the adoption of the 2016 OPP, granting of the special one-time retention awards, and increased staffing to meet operational needs arising from growth related to the EOP Acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased $7.5 million, or 10.2%, to $66.1 million for the three months ended June 30, 2016 compared to $73.6 million for the three months ended June 30, 2015. The decrease was primarily related to depreciation expenses associated with properties sold in September 2015 and during 2016, and increased depreciation expense related to our Howard Street property (Heald College) due to an early termination in the second quarter of 2015.

Interest Expense

Interest expense increased $3.5 million, or 24.8%, to $17.6 million for the three months ended June 30, 2016 compared to $14.1 million for the three months ended June 30, 2015. At June 30, 2016, we had $2.4 billion of notes payable, compared to $2.1 billion at June 30, 2015, excluding net deferred financing costs and net unamortized loan premium. The increase was primarily attributable to $725.0 million of term loans and private placement borrowings, partially offset by interest savings related to our repayment of our two-year term loan, refinancing indebtedness associated with our Element LA, repayment of our indebtedness associated with our 901 Market property, pay down on our indebtedness associated with our Sunset Gower/Sunset Bronson property and pay down on our five-year term loan due April 2020. This was partially offset by lower effective interest rates during the three months ended June 30, 2016 as compared to the same period in 2015, and increased capitalized interest primarily due to the ICON development during the three months ended June 30, 2016 compared to the same period in 2015.

Unrealized loss on ineffective portion of derivative instruments

During the three months ended June 30, 2016, we incurred an expense of $0.4 million related to a portion of our derivative instruments that were evaluated to be ineffective in 2016.

Acquisition-related expenses

Acquisition-related expenses decreased by $37.4 million, or 100%, to $0.1 million for the three months ended June 30, 2016 compared to $37.5 million for three months ended June 30, 2015. We incurred $37.5 million of acquisition-related expenses associated with the EOP Acquisition and $0.1 million of acquisition-related expenses associated with the acquisition of our 11601 Wilshire Boulevard property purchased on July 1, 2016.

Gains (loss) on sale of real estate

During the second quarter of 2016, we completed the sale of our Patrick Henry Drive property and One Bay Plaza property, which collectively generated gains of $2.2 million on sale of real estate for the three months ended June 30, 2016 compared to a $0.6 million loss on sale of real estate for the three months ended June 30, 2015 resulting from an adjustment recognized on the sale of our First Financial property, which was sold in the first quarter of 2015.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

Consolidated Net Operating Income

Management evaluates NOI by evaluating the performance from the following property groups for the comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015 results of operations:

•
Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2015 and still owned and included in the stabilized portfolio as of June 30, 2016.

•
Non-same-store properties, development projects, redevelopment properties and lease-up properties as of June 30, 2016 and other properties not owned or not in operation from January 1, 2015 through June 30, 2016. For the six months ended June 30, 2016, non-same-store properties include the activity from the EOP Acquisition.

The following table presents our NOI for the six months ended June 30, 2016 and 2015 and a reconciliation of NOI to net income (loss):

	Six Months Ended June 30,
	2016	2015
Same-store NOI	$75,293	$68,992
Non-same-store NOI	123,524	70,751
General and administrative	(25,519)	(19,573)
Depreciation and amortization	(134,476)	(90,750)
Income from operations	38,822	29,420

Interest expense	(34,865)	(19,606)
Interest income	86	101
Unrealized loss on ineffective portion of derivative instrument	(2,509)	—
Acquisition-related expense	(61)	(43,525)
Other income	23	1
Gains from sale of real estate	8,515	22,100
Net income (loss)	$10,011	$(11,509)

	Six Months Ended June 30,
	2016	2015	Percent Change
Same-store office statistics
Number of properties	21	21
Rentable square feet	4,582,485	4,582,485
Ending % leased	95.0%	94.2%	0.8%
Ending % occupied	92.8%	93.4%	(0.6)%
Average % occupied for the period	91.0%	91.9%	(1.0)%
Average annual rental rate per square foot	$35.73	$33.61	6.3%

Same-store media and entertainment statistics
Number of properties	2	2
Rentable square feet	879,652	879,652
Average % occupied for the period	85.3%	76.5%	11.5%

	Six Months Ended June 30,
	2016			2015
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
Operating Revenues
Office
Rental	$79,021	$155,253	$234,274	$74,833	$86,795	$161,628
Tenant recoveries	14,953	26,883	41,836	12,206	11,648	23,854
Parking and other	8,282	2,300	10,582	8,687	2,324	11,011
Total office revenues	102,256	184,436	286,692	95,726	100,767	196,493

Media & Entertainment
Rental	12,885	—	12,885	10,861	—	10,861
Tenant recoveries	412	—	412	493	—	493
Other property-related revenue	7,779	—	7,779	6,665	—	6,665
Other	90	—	90	131	—	131
Total Media & Entertainment revenues	21,166	—	21,166	18,150	—	18,150

Total revenues	123,422	184,436	307,858	113,876	100,767	214,643

Operating expenses
Office operating expenses	35,882	60,912	96,794	33,810	30,016	63,826
Media & Entertainment operating expenses	12,247	—	12,247	11,074	—	11,074
Total operating expenses	48,129	60,912	109,041	44,884	30,016	74,900

Office NOI	66,374	123,524	189,898	61,916	70,751	132,667
Media & Entertainment NOI	8,919	—	8,919	7,076	—	7,076
NOI	$75,293	$123,524	$198,817	$68,992	$70,751	$139,743

	Six months ended June 30, 2016 as compared to Six months ended June 30, 2015
	Same-store		Non-same-store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$4,188	5.6%	$68,458	78.9%	$72,646	44.9%
Tenant recoveries	2,747	22.5	15,235	130.8	17,982	75.4
Parking and other	(405)	(4.7)	(24)	(1.0)	(429)	(3.9)
Total office revenues	6,530	6.8%	83,669	83.0%	90,199	45.9%

Media & Entertainment
Rental	2,024	18.6%	—	—%	2,024	18.6%
Tenant recoveries	(81)	(16.4)	—	—	(81)	(16.4)
Other property-related revenue	1,114	16.7	—	—	1,114	16.7
Other	(41)	(31.3)	—	—	(41)	(31.3)
Total Media & Entertainment revenues	3,016	16.6%	—	—%	3,016	16.6%

Total revenues	9,546	8.4%	83,669	83.0%	93,215	43.4%

Operating expenses
Office operating expenses	2,072	6.1%	30,896	102.9%	32,968	51.7%
Media & Entertainment operating expenses	1,173	10.6	—	—	1,173	10.6
Total operating expenses	3,245	7.2%	30,896	102.9%	34,141	45.6%

Office NOI	4,458	7.2%	52,773	74.6%	57,231	43.1%
Media & Entertainment NOI	1,843	26.0	—	—	1,843	26.0
NOI	$6,301	9.1%	$52,773	74.6%	$59,074	42.3%

Total NOI increased $59.1 million, or 42%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to:

•
A $4.5 million, or 7%, increase in NOI from our same-store office properties resulting primarily from rental income related to new leases signed at our 1455 Market (Uber) property, 625 Second Street property (Anaplan and Metamarkets) at higher rents than expiring leases, and increased tenant recoveries due to a one-time property tax recoveries resulting from the reassessment of the Technicolor property in 2016. The increase was partially offset by straight-line rent write-off related to our Howard Street property (Heald College).

•
A $52.8 million, or 75%, increase in NOI from our non-same-store office store properties resulting primarily from the EOP Acquisition. The remaining increase is as a result of lease-up of our Element LA property (Riot Games), 901 Market property (Saks), Page Mill (Toyota), Skyway (Zoox), and Lockheed property. This increase was partially offset by the sale of our First Financial property (sold in March 2015) and our sale of Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016), and One Bay Plaza (sold in June 2016).

•
A $1.8 million, or 26%, increase in NOI from our same-store media and entertainment properties resulting primarily from the lease-up of Sunset Bronson and Sunset Gower. In the first quarter of 2015, the Company decided to take certain buildings and stages off line to facilitate our ICON development and other longer-term plans for the Sunset Bronson property. In addition, other property-related revenues increased primarily due to the completion of parking structures at Sunset Bronson and Sunset Gower. The increase in other property-related revenue largely resulted from higher production activity and revenues associated with lighting and grip at Sunset Bronson.

Office NOI

Same-Store

Office rental revenue increased $4.2 million, or 6%, to $79.0 million for the six months ended June 30, 2016 compared to $74.8 million for the six months ended June 30, 2015. The increase is primarily due to rental income relating to new leases signed at our 1455 Market (Uber) property and 629 Second Street property (Anaplan and Metamarkets) at higher rents than expiring leases. The increase was partially offset by a straight-line rent write-off related to the Howard Street property (Heald College) recognized in the second quarter of 2015.

Office tenant recoveries increased $2.7 million, or 23%, to $15.0 million for the six months ended June 30, 2016 compared to $12.2 million for the six months ended June 30, 2015. The increase is primarily related to a one-time property tax recoveries resulting from the reassessment of the Technicolor property in 2016. The remaining increase in tenant recoveries is related to various same-store properties increases in occupancy and operating expenses.

Office parking and other revenue decreased by $0.4 million, 5%, to $8.3 million for the six months ended June 30, 2016 compared to $8.7 million for the six months ended June 30, 2015.

Office operating expenses increased by $2.1 million, or 6%, to $35.9 million for the six months ended June 30, 2016 compared to $33.8 million for the six months ended June 30, 2015. The increase in operating expenses is primarily due to general increases in occupancy.

Non-Same-Store

Office rental revenue increased $68.5 million, or 79%, to $155.3 million for the six months ended June 30, 2016 compared to $86.8 million for the six months ended June 30, 2015. The increase is primarily due to the EOP Acquisition and 100% occupancy at our Element LA property, partially offset by the sale of our First Financial property (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016), and One Bay Plaza (sold in June 2016).

Office tenant recoveries increased $15.2 million, or 131%, to $26.9 million for six months ended June 30, 2016 compared to $11.6 million for the six months ended June 30, 2015. The increase is primarily due to the EOP Acquisition and 100% occupancy at our Element LA property, partially offset by the sale of our First Financial property (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016), and One Bay Plaza (sold in June 2016).

Office parking and other revenue was flat at $2.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

Office operating expenses increased by $30.9 million, or 103%, to $60.9 million for the six months ended June 30, 2016 compared to $30.0 million for the six months ended June 30, 2015. The increase is primarily due to the EOP Acquisition and 100% occupancy at our Element LA property, partially offset by the sale of our First Financial property (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016), and One Bay Plaza (sold in June 2016).

Same-Store Media & Entertainment NOI

Media and entertainment rental revenue, tenant recoveries and other property-related revenue increased by $3.0 million, or 17%, to $21.2 million for the six months ended June 30, 2016 compared to $18.2 million for the six months ended June 30, 2015. The increase is primarily due to a $2.0 million increase in rental revenues to $12.9 million and a $1.1 million increase in other property-related revenue to $7.8 million. The increase in rental revenue is primarily due to higher occupancy at Sunset Gower and Sunset Bronson. The increase in other property-related revenue largely resulted from higher production activity and revenues associated with lighting and grip at Sunset Bronson during the six months ended June 30, 2016 as compared to the same period in 2015.

Media and entertainment operating expenses increased by $1.2 million, or 11%, to $12.2 million for the six months ended June 30, 2016 compared to $11.1 million for the six months ended June 30, 2015. The increase in operating expenses is primarily due to general increases in occupancy.

Other Expenses (Income)

General and Administrative Expenses

General and administrative expense include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $5.9 million, or 30%, to $25.5 million for the six months ended June 30, 2016 compared to $19.6 million for the six months ended June 30, 2015. The increase in general and administrative expenses was primarily attributable to the adoption of the 2016 OPP, granting of the special one-time retention awards, and increased staffing to meet operational needs arising from growth related to the EOP Acquisition.

Depreciation and Amortization

Depreciation and amortization expense increased $43.7 million, or 48%, to $134.5 million for the six months ended June 30, 2016 compared to $90.8 million for the six months ended June 30, 2015. The increase was primarily related to depreciation expenses associated with properties in the EOP Acquisition. The remaining increase is related to tenant improvement depreciation expense associated with the lease-up of our Element LA and 1455 Market properties, partially offset by the reduction of depreciation expense as a result of the sale of our First Financial (sold in March 2015) and 2016 disposed properties, and increased depreciation expense related to our Howard Street property (Heald College) due to an early termination in the second quarter of 2015.

Interest Expense

Interest expense increased $15.3 million, or 78%, to $34.9 million for the six months ended June 30, 2016 compared to $19.6 million for the six months ended June 30, 2015. At June 30, 2016, we had $2.4 billion of notes payable, compared to $2.1 billion at June 30, 2015, excluding net deferred financing costs and net unamortized loan premium. The increase was primarily attributable to $725.0 million of term loans and private placement borrowings, partially offset by interest savings related to our repayment of our two-year term loan, repayment of our indebtedness associated with our 901 Market property, paydown on our indebtedness associated with our Sunset Gower/Sunset Bronson property, paydown on our five-year term loan due April 2020, our repayment of indebtedness associated with our 275 Brannan property and repayment of debt associated with the sale of First Financial (sold in March 2015). This was partially offset by lower effective interest rates during the six months ended June 30, 2016 as compared to the same period in 2015 and higher capitalized interest primarily due to the ICON development during the six months ended June 30, 2016 as compared to the same period in 2015.

Unrealized loss on ineffective portion of derivative instruments

During the six months ended June 30, 2016, we incurred an expense of $2.5 million related to a portion of our derivative instruments that were evaluated and deemed to be ineffective in 2016.

Acquisition-related expenses

Acquisition-related expenses decreased by $43.5 million, or 100%, to $0.1 million for the six months ended June 30, 2016 compared to $43.5 million for six months ended June 30, 2015. We incurred $43.5 million of acquisition-related expenses associated with the EOP Acquisition and incurred $0.1 million of acquisition-related expenses associated with the acquisition of our 11601 Wilshire Boulevard property purchased on July 1, 2016.

Gains on sale of real estate

During 2016 we completed the sale of our Bayhill Office Center, Patrick Henry Drive and One Bay Plaza properties, which generated gains of $8.5 million on sale of real estate for six months ended June 30, 2016 compared to a $22.1 million gain on sale of real estate for the six months ended June 30, 2015 resulting from the sale of our First Financial property.

Liquidity and Capital Resources

We had $337.4 million of cash and cash equivalents at June 30, 2016.

As of June 30, 2016, we had total borrowing capacity of $400.0 million under our unsecured revolving credit facility, $250.0 million of which had been drawn.

We have an at-the-market equity offering program, or ATM program, that allows us to sell up to $125.0 million of common stock, $14.5 million of which has been sold as of June 30, 2016.

On January 20, 2016, our board of directors authorized a share repurchase program to buy up to $100.0 million of our outstanding common stock. No share repurchases were made during the three and six months ended June 30, 2016.

We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

Based on the closing price of our common stock of $29.18 on June 30, 2016, our ratio of pro-rata debt to total market capitalization was approximately 34.8% (counting series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our pro-rata debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units, plus the book value of our total consolidated indebtedness. Our pro-rata debt is defined as total debt excluding our minority interest in the joint ventures of Pinnacle properties.

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

As of June 30, 2016, we had outstanding notes payable of $2.4 billion (before $19.1 million of deferred financing costs, net), of which $1.4 billion, or 60.2%, was variable rate debt. $839.5 million of the variable rate debt is subject to the interest rate contracts described in Note 11 to our Consolidated Financial Statements—Derivative Instruments.

The following table sets forth information as of June 30, 2016 and December 31, 2015 with respect to our outstanding indebtedness, excluding net deferred financing costs related to as of June 30, 2016, and unsecured revolving credit facility and undrawn term loans as of December 31, 2015.

	June 30, 2016		December 31, 2015
	Principal Amount	Deferred Financing Costs, net	Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Interest Rate(1)	Contractual Maturity Date
Unsecured Loans
Unsecured Revolving Credit Facility(2)	$250,000	$—	$230,000	$—		LIBOR+ 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	(4,021)	550,000	(5,571)		LIBOR+ 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	175,000		—	—		LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	(2,443)	350,000	(2,656)		LIBOR+ 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000		—	—		LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(1,009)	110,000	(1,011)		4.34%	1/2/2023
Series B Notes	259,000	(2,398)	259,000	(2,378)		4.69%	12/16/2025
Series C Notes	56,000	(564)	56,000	(509)		4.79%	12/16/2027
Total Unsecured Loans(7)	$1,775,000	$(10,435)	$1,555,000	$(12,125)

Mortgage Loans
Mortgage loan secured by Pinnacle II	$87,000	$(759)	$86,228	$1,310	(8)	4.30%	6/11/2026
Mortgage loan secured by 901 Market	—	—	30,000	(119)		N/A	N/A
Mortgage loan secured by Rincon Center(9)	101,357	(276)	102,309	(355)		5.13%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(10)	5,001	(1,889)	115,001	(2,232)		LIBOR+2.25%	3/4/2019	(3)
Mortgage loan secured by Met Park North(11)	64,500	(453)	64,500	(509)		LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(9)	28,171	(387)	28,407	(421)		5.32%	3/11/2022
Mortgage loan secured by Pinnacle I(12)	129,000	(644)	129,000	(694)		3.95%	11/7/2022
Mortgage loan secured by Element L.A.	168,000	(2,454)	168,000	(2,584)		4.59%	11/6/2025
Total mortgage loans	$583,029	$(6,862)	$723,445	$(5,604)
Total	$2,358,029	$(19,147)	$2,278,445	$(17,729)

Hudson Pacific Properties, Inc. pro-rata total loans(13)	$2,282,429	$(18,655)	$2,203,115	$(17,945)
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2016, which may be different than the interest rates as of December 31, 2015 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of June 30, 2016, no such election has been made.

(3)	The maturity date may be extended once for an additional one-year term

(4)
Effective May 1, 2015, $300.0 million of the term loan has been effectively fixed at 2.66% to 3.56% per annum through the use of an interest rate swap. The Company redesignated this interest rate swap effective July 1, 2016, therefore, the interest rate with respect to $300.0 million of the term loan is effectively fixed at 2.75% to 3.65% per annum. See Note 11 to our Consolidated Financial Statements—Derivative Instruments for details.

(5)
Effective May 1, 2015, the outstanding balance of the term loan has been effectively fixed at 3.21% to 4.16% per annum through the use of an interest rate swap. The Company redesignated this interest rate swap effective July 1, 2016, therefore, the interest rate is effectively fixed at 3.36% to 4.31% per annum. See Note 11 to our Consolidated Financial Statements—Derivative Instruments for details.

(6)
Effective June 1, 2016, the outstanding balance of the term loan has been effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Note 11 to our Consolidated Financial Statements—Derivative Instruments for details.

(7)
Total unsecured loans does not include the balance related to the private placement agreements entered on July 6, 2016 for $150.0 million of 3.98% senior guaranteed notes due July 6, 2026, and an additional $50.0 million of 3.66% senior guaranteed notes due September 15, 2023. The $150.0 million was drawn on July 6, 2016. The $50.0 million has not yet been drawn. See Note 20 to our Consolidated Financial Statements—Subsequent Events for details.

(8)	Represents unamortized premium amount of the non-cash mark-to-market adjustment.

(9)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(10)
Through February 11, 2016, interest on $92.0 million of the outstanding loan balance was effectively capped at 5.97% and 4.25% on $50.0 million and $42.0 million, respectively, of the loan through the use of two interest rate caps. These interest rate caps were not renewed after maturity.

(11)
This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 11 to our Consolidated Financial Statements—Derivative Instruments for details.

(12)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(13)	Represents total debt balance excluding a pro-rata share of debt allocable to the minority interest in the Pinnacle I & II joint venture.

The operating partnership was in compliance with its financial covenants at June 30, 2016.

Cash Flows

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015 is as follows:

	Six Months Ended June 30,
	2016	2015	Dollar Change	Percentage Change
Net cash provided by operating activities	$107,711	$63,551	$44,160	69.5%
Net cash provided by (used for) investing activities	160,242	(1,748,037)	1,908,279	(109.2)%
Net cash provided by financing activities	15,896	1,707,060	(1,691,164)	(99.1)%

Cash and cash equivalents were $337.4 million and $53.6 million at June 30, 2016 and December 31, 2015, respectively.

Operating Activities

Net cash provided by operating activities increased by $44.2 million to $107.7 million for the six months ended June 30, 2016 compared to $63.6 million for the six months ended June 30, 2015. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, arising primarily from the acquisition of EOP Northern California portfolio, increased occupancy and higher rental revenue across our portfolio. In addition, in 2016 we had lower acquisition-related costs.

Investing Activities

Net cash provided by investing activities increased by $1,908.3 million to $160.2 million for the six months ended June 30, 2016 compared to net cash used by investing activities of $1,748.0 million for six months ended June 30, 2015. The net cash provided by investing activities in 2016 was primarily attributable to cash provided from the dispositions of Bayhill Office Center, Patrick Henry Drive, and One Bay Plaza and cash proceeds from the repayment of our notes receivable, partially offset by cash used for additions to investment in real estate, contributions to our unconsolidated entity and payment of security deposit for the 11601 Wilshire Boulevard acquisition. The cash used by investing activities in 2015 was primarily attributable to the acquisition of the EOP Northern California portfolio, partially offset by cash provided by the First Financial disposition.

Financing Activities

Net cash provided by financing activities decreased $1.69 billion to $15.9 million for the six months ended June 30, 2016 compared to $1.71 billion for the six months ended June 30, 2015. The change was primarily due to a decrease in proceeds from notes payables, increase in payments of notes payables, and repurchase of common units in our operating partnership in 2016, increase in dividends paid to common stockholders and unitholders, decrease in contributions to non-controlling consolidated entities, and a decrease in proceeds from sale of common stock.

Contractual Obligations and Commitments

During the three months ended June 30, 2016, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe that FFO along with the required GAAP presentations provides a more complete measurement of our performance relative to our competitors and a more appropriate basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide. The Company uses FFO per share to calculate annual cash bonuses for certain employees.

However, FFO should not be viewed as an alternative measure of our operating performance because it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results from operations.

The following table presents our FFO for the three and six months ended June 30, 2016 and 2015 and a reconciliation of FFO to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$4,035	$(36,083)	$10,011	$(11,509)
Adjustments:
Depreciation and amortization of real estate assets	65,655	73,293	133,560	90,366
(Gains) loss from sale of real estate	(2,163)	591	(8,515)	(22,100)
FFO attributable to non-controlling interest	(4,510)	(3,696)	(8,672)	(7,008)
Net income attributable to preferred stock and units	(159)	(3,195)	(318)	(6,390)
FFO to common stockholders and unitholders	$62,858	$30,910	$126,066	$43,359

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2015 Annual Report on Form 10-K, and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2016 to the information provided in Part II, Item 7A, of our 2015 Annual Report on Form 10-K.

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

(a)Recent Sales of Unregistered Securities:

During the second quarter of 2016, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the second quarter of 2016, Hudson Pacific Properties, Inc. issued an aggregate of 28,941 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 13,912 shares of common stock were forfeited to Hudson Pacific Properties, Inc. in connection with tax withholding obligations for restricted stock awards for a net issuance of 15,029 shares of common stock. For each share of common stock issued by Hudson Pacific Properties, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Hudson Pacific Properties, Inc. as provided in our operating partnership’s partnership agreement. During the second quarter of 2016, our operating partnership issued an aggregate of 15,029 common units to Hudson Pacific Properties, Inc.

All other issuances of unregistered equity securities of our operating partnership during the second quarter of 2016 have previously been disclosed in filings with the SEC. For all issuances of units to Hudson Pacific Properties, Inc., our operating partnership relied on Hudson Pacific Properties, Inc.’s status as a publicly traded NYSE-listed company with over $6.28 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

During the three months ended June 30, 2016, certain employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of Company common equity securities during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2016 through April 30, 2016	—	$—	N/A	N/A
May 1, 2016 through May 31, 2016	—	—	N/A	N/A
June 1, 2016 through June 30, 2016	3,263	28.63	N/A	N/A
Total	3,263	$28.63	N/A	N/A

__________________

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal tax income.

The following table summarizes all of the repurchases of Operating Partnership equity securities during the second quarter of 2016:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)	Total Number Of Units Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Units That May Yet Be Purchased Under The Plans Or Programs
April 1, 2016 through April 30, 2016	—	$—	N/A	N/A
May 1, 2016 through May 31, 2016	10,117,223	29.08	N/A	N/A
June 1, 2016 through June 30, 2016	—	—	N/A	N/A
Total	10,117,223	$29.08	N/A	N/A
__________________

(1)
On May 16, 2016, the Company used the net proceeds from the sale of 10,117,223 shares of its common stock pursuant to an underwritten public offering, after deducting underwriting discounts, but before estimated offering expenses payable by the Company, to acquire an aggregate of 10,000,000 common units of partnership interest in the Operating Partnership (“Common Units”) from certain entities affiliated with The Blackstone Group L.P. and 117,223 Common Units from certain funds affiliated with Farallon Capital Management.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
10.1	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2016.*	8-K	001-34789	10.2	December 21, 2015
10.2	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2016.*	8-K	001-34789	10.3	December 21, 2015
10.3	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher Barton, dated January 1, 2016.*	8-K	001-34789	10.4	December 21, 2015
10.4	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alex Vouvalides, dated January 1, 2016.*	8-K	001-34789	10.5	December 21, 2015
10.5	Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield.*	10-K	001-34789	10.95	February 26,2016
10.6	2016 Outperformance Award Agreement	8-K	001-34789	10.1	March 21, 2016
10.7	2016 Outperformance Program OPP Unit Agreement	8-K	001-34789	10.2	March 21, 2016
10.8	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 4, 2016	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 4, 2016	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 4, 2016	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 4, 2016	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)