Form 10-Q
period 2016-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2016-11-04
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at November 1, 2016 was 119,507,748.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended September 30, 2016 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. At September 30, 2016, Hudson Pacific Properties, Inc. owned approximately 81.6% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. The remaining approximately 18.4% of outstanding common units at September 30, 2016 were owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with The Blackstone Group L.P. (“Blackstone”) and Farallon Capital Management, LLC. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

Hudson Pacific Properties, Inc.
Hudson Pacific Properties, L.P.
FORM 10-Q
September 30, 2016

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$1,252,484	$1,252,484
Building and improvements	4,256,406	3,887,683
Tenant improvements	335,205	290,122
Furniture and fixtures	4,277	9,586
Property under development	266,594	218,438
Total real estate held for investment	6,114,966	5,658,313
Accumulated depreciation and amortization	(380,662)	(267,855)
Investment in real estate, net	5,734,304	5,390,458
Cash and cash equivalents	89,354	53,551
Restricted cash	22,103	18,010
Accounts receivable, net	9,621	21,048
Notes receivable, net	—	28,684
Straight-line rent receivables, net	78,282	59,408
Deferred leasing costs and lease intangible assets, net	289,682	314,483
Derivative assets	—	2,061
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	40,227	27,278
Investment in unconsolidated entity	28,705	—
Assets associated with real estate held for sale	62,323	330,300
TOTAL ASSETS	$6,363,355	$6,254,035
LIABILITIES AND EQUITY
Notes payable, net	$2,407,943	$2,260,716
Accounts payable and accrued liabilities	132,140	82,405
Lease intangible liabilities, net	77,081	94,446
Security deposits	25,537	20,342
Prepaid rent	27,150	38,111
Derivative liabilities	22,413	2,010
Liabilities associated with real estate held for sale	14,542	16,791
TOTAL LIABILITIES	2,706,806	2,514,821
6.25% series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 118,746,571 shares and 89,153,780 shares outstanding at September 30, 2016 and December 31, 2015, respectively	1,187	891
Additional paid-in capital	2,589,424	1,710,979
Accumulated other comprehensive loss	(13,639)	(1,081)
Accumulated deficit	(39,427)	(44,955)
Total Hudson Pacific Properties, Inc. stockholders’ equity	2,537,545	1,665,834
Non-controlling interest—members in consolidated entities	268,604	262,625
Non-controlling interest—units in the operating partnership	840,223	1,800,578
TOTAL EQUITY	3,646,372	3,729,037
TOTAL LIABILITIES AND EQUITY	$6,363,355	$6,254,035

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Office
Rental	$123,919	$114,693	$358,193	$276,321
Tenant recoveries	22,657	20,036	64,493	43,890
Parking and other	5,521	6,601	16,103	17,612
Total office revenues	152,097	141,330	438,789	337,823
Media & Entertainment
Rental	7,102	6,041	19,987	16,902
Tenant recoveries	243	212	655	705
Other property-related revenue	5,005	3,860	12,784	10,525
Other	136	113	226	244
Total Media & Entertainment revenues	12,486	10,226	33,652	28,376
TOTAL REVENUES	164,583	151,556	472,441	366,199
OPERATING EXPENSES
Office operating expenses	53,975	51,538	150,769	115,364
Media & Entertainment operating expenses	6,499	6,280	18,746	17,354
General and administrative	12,955	9,378	38,474	28,951
Depreciation and amortization	67,414	80,195	201,890	170,945
TOTAL OPERATING EXPENSES	140,843	147,391	409,879	332,614
INCOME FROM OPERATIONS	23,740	4,165	62,562	33,585
OTHER EXPENSE (INCOME)
Interest expense	19,910	14,461	54,775	34,067
Interest income	(130)	(17)	(216)	(118)
Unrealized (gain) loss on ineffective portion of derivative instruments	(879)	—	1,630	—
Acquisition-related expenses (expense reimbursements)	315	(83)	376	43,442
Other (income) expense	(693)	3	(716)	2
TOTAL OTHER EXPENSES	18,523	14,364	55,849	77,393
INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE	5,217	(10,199)	6,713	(43,808)
Gains on sale of real estate	—	8,371	8,515	30,471
NET INCOME (LOSS)	5,217	(1,828)	15,228	(13,337)
Net income attributable to preferred stock and units	(159)	(3,195)	(477)	(9,585)
Net income attributable to participating securities	(196)	(79)	(589)	(229)
Net income attributable to non-controlling interest in consolidated real estate entities	(2,525)	(1,273)	(6,866)	(4,668)
Net (income) loss attributable to common units in the operating partnership	(490)	2,470	(2,357)	17,872
Net income (loss) attributable to Hudson Pacific Properties, Inc. common stockholders	$1,847	$(3,905)	$4,939	$(9,947)
Basic and diluted per share amounts:
Net income (loss) attributable to common stockholders’ per share—basic	$0.02	$(0.04)	$0.05	$(0.12)
Net income (loss) attributable to common stockholders’ per share—diluted	$0.02	$(0.04)	$0.05	$(0.12)
Weighted average shares of common stock outstanding—basic	115,083,622	88,984,236	99,862,583	84,894,863
Weighted average shares of common stock outstanding—diluted	116,262,622	88,984,236	100,979,583	84,894,863
Dividends declared per share of common stock	$0.200	$0.125	$0.600	$0.375

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$5,217	$(1,828)	$15,228	$(13,337)
Other comprehensive income (loss) cash flow hedge adjustment	3,087	(15,325)	(20,818)	(6,300)
COMPREHENSIVE INCOME (LOSS)	8,304	(17,153)	(5,590)	(19,637)
Comprehensive income attributable to preferred stock	(159)	(3,195)	(477)	(9,585)
Comprehensive income attributable to participating securities	(196)	(79)	(589)	(229)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(2,525)	(1,273)	(6,866)	(4,668)
Comprehensive (income) loss attributable to units in the operating partnership	(1,137)	8,408	5,903	20,084
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HUDSON PACIFIC PROPERTIES, INC. COMMON STOCKHOLDERS	$4,287	$(13,292)	$(7,619)	$(14,035)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests — Units in the Operating Partnership	Non-controlling Interests — Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2015	66,797,816	$668	$145,000	$1,070,833	$(34,884)	$(2,443)	$52,851	$42,990	$1,275,015	$10,177
Contributions	—	—	—	—	—	—	—	217,795	217,795	—
Distributions	—	—	—	—	—	—	—	(2,013)	(2,013)	—
Proceeds from sale of common stock, net of underwriters’ discount	12,650,000	127	—	385,462	—	—	—	—	385,589	—
Common stock issuance transaction costs	—	—	—	(4,969)	—	—	—	—	(4,969)	—
Redemption of Series B Preferred Stock	—	—	(145,000)	—	—	—	—	—	(145,000)	—
Issuance of common units for acquisition properties	—	—	—	—	—	—	1,814,936	—	1,814,936	—
Issuance of unrestricted stock	8,820,482	87	—	285,358	—	—	—	—	285,445	—
Issuance of restricted stock	36,223	—	—	—	—	—	—	—	—	—
Shares withheld to satisfy minimum tax withholding	(85,469)	—	—	(5,128)	—	—	—	—	(5,128)	—
Declared dividend	—	—	(11,469)	(50,244)	—	—	(25,631)	—	(87,344)	(636)
Amortization of stock-based compensation	—	—	—	8,832	—	—	—	—	8,832	—
Net income (loss)	—	—	11,469	—	(10,071)	—	(21,969)	3,853	(16,718)	636
Cash flow hedge adjustment	—	—	—	—	—	1,362	1,235	—	2,597	—
Exchange of Non-controlling Interests — Common units in the operating partnership for common stock	934,728	9	—	20,835	—	—	(20,844)	—	—	—
Balance at December 31, 2015	89,153,780	$891	$—	$1,710,979	$(44,955)	$(1,081)	$1,800,578	$262,625	$3,729,037	$10,177
Contributions	—	—	—	—	—	—	—	103	103	—
Distributions	—	—	—	—	—	—	—	(990)	(990)	—
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	29,477,596	295	—	880,219	—	—	—	—	880,514	—
Issuance of unrestricted stock	186,752	2	—	—	—	—	—	—	2	—
Shares withheld to satisfy minimum tax withholding	(71,557)	(1)	—	(1,775)	—	—	—	—	(1,776)	—
Declared dividend	—	—	—	(62,553)	—	—	(25,916)	—	(88,469)	(477)
Amortization of stock-based compensation	—	—	—	9,463	—	—	768	—	10,231	—
Net income	—	—	—	—	5,528	—	2,357	6,866	14,751	477
Cash flow hedge adjustment	—	—	—	—	—	(12,558)	(8,260)	—	(20,818)	—
Redemption of common units in the operating partnership	—	—	—	53,091	—	—	(929,304)	—	(876,213)	—
Balance at September 30, 2016	118,746,571	$1,187	$—	$2,589,424	$(39,427)	$(13,639)	$840,223	$268,604	$3,646,372	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,228	$(13,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	201,890	170,945
Amortization of deferred financing costs and loan premium, net	3,278	2,925
Amortization of stock-based compensation	9,931	6,186
Straight-line rents	(19,398)	(24,037)
Straight-line rent expenses	886	—
Amortization of above- and below-market leases, net	(13,804)	(15,761)
Amortization of above- and below-market ground lease, net	1,604	1,092
Amortization of lease incentive costs	1,017	427
Bad debt (recovery) expense	(740)	435
Amortization of discount and net origination fees on purchased and originated loans	(208)	(312)
Unrealized loss on ineffective portion of derivative instruments	1,630	—
Gains from sale of real estate	(8,515)	(30,471)
Change in operating assets and liabilities:
Restricted cash	(4,093)	(1,523)
Accounts receivable	12,521	(1,396)
Deferred leasing costs and lease intangibles	(34,610)	(21,974)
Prepaid expenses and other assets	(5,008)	(14,705)
Accounts payable and accrued liabilities	32,786	35,811
Security deposits	14,102	15,256
Prepaid rent	(11,738)	11,584
NET CASH PROVIDED BY OPERATING ACTIVITIES	196,759	121,145
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(183,286)	(114,711)
Property acquisitions	(307,919)	(1,804,596)
Contributions to unconsolidated entity	(28,393)	—
Proceeds from repayment of notes receivable	28,892	—
Proceeds from sale of real estate	283,855	177,488
Deposits for property acquisitions	(13,130)	—
NET CASH USED FOR INVESTING ACTIVITIES	(219,981)	(1,741,819)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	957,000	1,428,616
Payments of notes payable	(808,006)	(299,479)
Proceeds from issuance of common stock, net	880,514	380,803
Payments for redemption of common units in the operating partnership	(876,213)	—
Dividends paid to common stock and unitholders	(88,469)	(46,737)
Dividends paid to preferred stock and unitholders	(477)	(9,585)
Contributions from non-controlling member in consolidated real estate entities	103	217,795
Distributions to non-controlling member in consolidated real estate entities	(990)	(1,746)
Payments to satisfy minimum tax withholding	(1,776)	(1,833)
Payments of loan costs	(2,661)	(18,245)
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,025	1,649,589
Net increase in cash and cash equivalents	35,803	28,915
Cash and cash equivalents—beginning of period	53,551	17,753
Cash and cash equivalents—end of period	$89,354	$46,668

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$53,474	$33,828
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(10,227)	$(14,825)
Issuance of common stock in connection with property acquisition	$—	$87
Additional paid-in capital in connection with property acquisition	$—	$285,358
Non-controlling common units in the operating partnership in connection with property acquisition	$—	$1,814,936

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$1,252,484	$1,252,484
Building and improvements	4,256,406	3,887,683
Tenant improvements	335,205	290,122
Furniture and fixtures	4,277	9,586
Property under development	266,594	218,438
Total real estate held for investment	6,114,966	5,658,313
Accumulated depreciation and amortization	(380,662)	(267,855)
Investment in real estate, net	5,734,304	5,390,458
Cash and cash equivalents	89,354	53,551
Restricted cash	22,103	18,010
Accounts receivable, net	9,621	21,048
Notes receivable, net	—	28,684
Straight-line rent receivables, net	78,282	59,408
Deferred leasing costs and lease intangible assets, net	289,682	314,483
Derivative assets	—	2,061
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	40,227	27,278
Investment in unconsolidated entity	28,705	—
Assets associated with real estate held for sale	62,323	330,300
TOTAL ASSETS	$6,363,355	$6,254,035
LIABILITIES
Notes payable, net	$2,407,943	$2,260,716
Accounts payable and accrued liabilities	132,140	82,405
Lease intangible liabilities, net	77,081	94,446
Security deposits	25,537	20,342
Prepaid rent	27,150	38,111
Derivative liabilities	22,413	2,010
Liabilities associated with real estate held for sale	14,542	16,791
TOTAL LIABILITIES	2,706,806	2,514,821
6.25% series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
CAPITAL
Partners’ capital:
Common units, 145,730,290 and 145,450,095 issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	3,377,768	3,466,412
Non-controlling interest—members in Consolidated Entities	268,604	262,625
TOTAL CAPITAL	3,646,372	3,729,037
TOTAL LIABILITIES AND CAPITAL	$6,363,355	$6,254,035

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Office
Rental	$123,919	$114,693	$358,193	$276,321
Tenant recoveries	22,657	20,036	64,493	43,890
Parking and other	5,521	6,601	16,103	17,612
Total office revenues	152,097	141,330	438,789	337,823
Media & Entertainment
Rental	7,102	6,041	19,987	16,902
Tenant recoveries	243	212	655	705
Other property-related revenue	5,005	3,860	12,784	10,525
Other	136	113	226	244
Total Media & Entertainment revenues	12,486	10,226	33,652	28,376
TOTAL REVENUES	164,583	151,556	472,441	366,199
OPERATING EXPENSES
Office operating expenses	53,975	51,538	150,769	115,364
Media & Entertainment operating expenses	6,499	6,280	18,746	17,354
General and administrative	12,955	9,378	38,474	28,951
Depreciation and amortization	67,414	80,195	201,890	170,945
TOTAL OPERATING EXPENSES	140,843	147,391	409,879	332,614
INCOME FROM OPERATIONS	23,740	4,165	62,562	33,585
OTHER EXPENSE (INCOME)
Interest expense	19,910	14,461	54,775	34,067
Interest income	(130)	(17)	(216)	(118)
Unrealized (gain) loss on ineffective portion of derivative instruments	(879)	—	1,630	—
Acquisition-related expenses (expense reimbursements)	315	(83)	376	43,442
Other (income) expense	(693)	3	(716)	2
TOTAL OTHER EXPENSES	18,523	14,364	55,849	77,393
INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE	5,217	(10,199)	6,713	(43,808)
Gains on sale of real estate	—	8,371	8,515	30,471
NET INCOME (LOSS)	5,217	(1,828)	15,228	(13,337)
Net income attributable to non-controlling interest in consolidated real estate entities	(2,525)	(1,273)	(6,866)	(4,668)
Net income (loss) attributable to Hudson Pacific Properties, L.P.	2,692	(3,101)	8,362	(18,005)
Preferred Series A and B distributions	(159)	(3,195)	(477)	(9,585)
Net income attributable to restricted shares	(196)	(79)	(589)	(229)
Net (loss) income available to common unitholders	$2,337	$(6,375)	$7,296	$(27,819)
Basic and diluted per unit amounts:
Net income (loss) attributable to common unitholders per unit—basic	$0.02	$(0.04)	$0.05	$(0.23)
Net income (loss) attributable to common unitholders per unit—diluted	$0.02	$(0.04)	$0.05	$(0.23)
Weighted average shares of common units outstanding—basic	145,614,312	145,280,551	145,550,685	123,441,945
Weighted average shares of common units outstanding—diluted	146,793,312	145,280,551	146,667,685	123,441,945
Dividends declared per unit	$0.200	$0.125	$0.600	0.375

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$5,217	$(1,828)	$15,228	$(13,337)
Other comprehensive income (loss) cash flow hedge adjustment	3,087	(15,325)	(20,818)	(6,300)
COMPREHENSIVE INCOME (LOSS)	8,304	(17,153)	(5,590)	(19,637)
Comprehensive income attributable to Series A and B preferred units	(159)	(3,195)	(477)	(9,585)
Comprehensive income attributable to participating securities	(196)	(79)	(589)	(229)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(2,525)	(1,273)	(6,866)	(4,668)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HUDSON PACIFIC PROPERTIES, L.P. UNITHOLDERS	$5,424	$(21,700)	$(13,522)	$(34,119)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited, in thousands, except unit data)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Total Partners’ Capital	Non-controlling Interests — Members in Consolidated Entities	Total Capital	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2015	$145,000	69,180,379	$1,087,025	$1,232,025	$42,990	$1,275,015	$10,177
Contributions	—	—	—	—	217,795	217,795
Distributions	—	—	—	—	(2,013)	(2,013)	—
Proceeds from sale of common units, net of underwriters’ discount	—	12,650,000	385,589	385,589	—	385,589	—
Equity offering transaction costs	—	—	(4,969)	(4,969)	—	(4,969)	—
Redemption of Series B Preferred Stock	(145,000)	—	—	(145,000)	—	(145,000)	—
Issuance of unrestricted units	—	63,668,962	2,100,381	2,100,381	—	2,100,381	—
Issuance of restricted units	—	36,223	—	—	—	—
Units withheld to satisfy minimum tax withholding	—	(85,469)	(5,128)	(5,128)	—	(5,128)	—
Declared distributions	(11,469)	—	(75,875)	(87,344)	—	(87,344)	(636)
Amortization of unit-based compensation	—	—	8,832	8,832	—	8,832	—
Net income	11,469	—	(32,040)	(20,571)	3,853	(16,718)	636
Cash Flow Hedge Adjustment	—	—	2,597	2,597	—	2,597	—
Balance at December 31, 2015	$—	145,450,095	$3,466,412	$3,466,412	$262,625	$3,729,037	$10,177
Contributions	—	—	—	—	103	103	—
Distributions	—		—	—	(990)	(990)	—
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	29,477,596	880,514	880,514	—	880,514	—
Issuance of unrestricted units	—	186,752	2	2	—	2	—
Units withheld to satisfy minimum tax withholding	—	(71,557)	(1,776)	(1,776)	—	(1,776)	—
Declared distributions	—	—	(88,469)	(88,469)	—	(88,469)	(477)
Amortization of unit-based compensation	—	—	10,231	10,231	—	10,231	—
Net income	—	—	7,885	7,885	6,866	14,751	477
Cash flow hedge adjustment	—	—	(20,818)	(20,818)	—	(20,818)	—
Redemption of common units	—	(29,312,596)	(876,213)	(876,213)	—	(876,213)	—
Balance at September 30, 2016	$—	145,730,290	$3,377,768	$3,377,768	$268,604	$3,646,372	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,228	$(13,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	201,890	170,945
Amortization of deferred financing costs and loan premium, net	3,278	2,925
Amortization of unit-based compensation	9,931	6,186
Straight-line rents	(19,398)	(24,037)
Straight-line rent expenses	886	—
Amortization of above- and below-market leases, net	(13,804)	(15,761)
Amortization of above- and below-market ground lease, net	1,604	1,092
Amortization of lease incentive costs	1,017	427
Bad debt (recovery) expense	(740)	435
Amortization of discount and net origination fees on purchased and originated loans	(208)	(312)
Unrealized loss on ineffective portion of derivative instruments	1,630	—
Gains from sale of real estate	(8,515)	(30,471)
Change in operating assets and liabilities:
Restricted cash	(4,093)	(1,523)
Accounts receivable	12,521	(1,396)
Deferred leasing costs and lease intangibles	(34,610)	(21,974)
Prepaid expenses and other assets	(5,008)	(14,705)
Accounts payable and accrued liabilities	32,786	35,811
Security deposits	14,102	15,256
Prepaid rent	(11,738)	11,584
NET CASH PROVIDED BY OPERATING ACTIVITIES	196,759	121,145
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(183,286)	(114,711)
Property acquisitions	(307,919)	(1,804,596)
Contributions to unconsolidated entity	(28,393)	—
Proceeds from repayment of notes receivable	28,892	—
Proceeds from sale of real estate	283,855	177,488
Deposits for property acquisitions	(13,130)	—
NET CASH USED FOR INVESTING ACTIVITIES	(219,981)	(1,741,819)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	957,000	1,428,616
Payments of notes payable	(808,006)	(299,479)
Proceeds from issuance of common units, net	880,514	380,803
Payments for redemption of common units	(876,213)	—
Distributions paid to common unitholders	(88,469)	(46,737)
Distributions paid to preferred unitholders	(477)	(9,585)
Contributions from non-controlling member in consolidated real estate entities	103	217,795
Distributions to non-controlling member in consolidated real estate entities	(990)	(1,746)
Payments to satisfy minimum tax withholding	(1,776)	(1,833)
Payments of loan costs	(2,661)	(18,245)
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,025	1,649,589
Net increase in cash and cash equivalents	35,803	28,915
Cash and cash equivalents—beginning of period	53,551	17,753
Cash and cash equivalents—end of period	$89,354	$46,668

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$53,474	$33,828
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(10,227)	$(14,825)
Common units in the operating partnership in connection with property acquisition	$—	$2,100,381

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

As of September 30, 2016, the Company owned a portfolio of 52 office properties and two media and entertainment properties. These properties are located throughout Northern and Southern California and the Pacific Northwest.

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

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current year presentation. Specifically in the Consolidated Balance Sheets for the prior period, certain amounts have been reclassified to held for sale. These amounts are related to Patrick Henry Drive and One Bay Plaza, which were sold in 2016, and to 12655 Jefferson, which was determined to be held for sale as of September 30, 2016.

Principles of Consolidation

The unaudited interim consolidated financial statements of Hudson Pacific Properties, Inc. include the accounts of Hudson Pacific Properties, Inc., the operating partnership and all wholly owned subsidiaries and variable interest entities (“VIEs”), of which Hudson Pacific Properties, Inc. is the primary beneficiary. The unaudited interim consolidated financial statements of the operating partnership include the accounts of the operating partnership, and all wholly owned subsidiaries and

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

VIEs of which the operating partnership is the primary beneficiary. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

During the first quarter of 2016, the Company adopted ASU 2015-02, Consolidation (“Topic 810”): Amendments to the Consolidation Analysis, to amend the accounting guidance for consolidation. The standard simplifies the current guidance for consolidation and reduces the number of consolidation models through the elimination of the indefinite deferral of Statement 167. Additionally, the standard places more emphasis on risk of loss when determining a controlling financial interest. The Company consolidates all entities that the Company controls through either majority ownership or voting rights. In addition, the Company consolidates all VIEs of which the Company is considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As a result of the adoption, the Company concluded that two of the Company’s joint ventures and its operating partnership met the definition of a VIE and the Company is the primary beneficiary of these VIEs. Substantially all of the assets and liabilities of the Company are related to these VIEs.

During the second quarter of 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. This joint venture met the definition of a VIE, however the Company is not the primary beneficiary and is not consolidating the joint venture.

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

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of ASUs. The Company considers the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on the Company’s consolidated financial statements, because either the ASU is not applicable or the impact is expected to be immaterial.

On October 27, 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This guidance outlines how a single decision maker of a VIE should treat indirect interests held through other related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements and notes to the consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This guidance addresses eight cash flow classification issues to reduce diversity in practice, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2017, with early adoption permitted. The Company does not currently anticipate a material impact of this update on its consolidated financial statements and notes to the consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. This guidance sets forth a new impairment model for financial instruments, the current expected credit loss (“CECL”) model, which is based on expected losses rather than incurred losses. Under the CECL model, an entity recognizes as an allowance its estimate of expected credit losses. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements and notes to the consolidated financial statements.

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

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance provides a new measurement alternative for equity investments that don’t have readily determinable fair values and don’t qualify for the net asset value practical expedient. Under this alternative, these investments can be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This update is effective for annual reporting periods (including interim periods) beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this update on its consolidated financial statements and notes to the consolidated financial statements.

3. Investment in Real Estate

Acquisitions

The Company’s acquisitions are accounted for using the acquisition method. The results of operations for each of these acquisitions are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

When we acquire properties that are considered business combinations, assets acquired and liabilities assumed are fair valued. Assets acquired and liabilities assumed include, but are not limited to, land, building and improvements, intangible assets related to above-and below-market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. The initial assignment of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price assignment are made within the measurement period, which typically does not exceed one year, within the Consolidated Balance Sheet.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. The fair value of acquired “above- and below-” market leases are based on the estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, we include estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related costs. Acquisition-related expenses associated with business combinations are expensed in the period incurred.

On July 1, 2016, the Company completed the acquisition of a 500,475-square-foot Class A tower located at 11601 Wilshire Boulevard in West Los Angeles, California for cash consideration of $311.0 million (before credits, prorations, and closing costs). Owned by an affiliate of Blackstone, the building has served as the Company’s corporate office since its IPO. The acquisition of this property provides the Company with an opportunity to create value through enhanced operations, the lease-up of vacant space, and re-leasing of space at market rents above those currently in-place.

Included in the Company’s consolidated financial statements for the three months ended September 30, 2016 were revenues and net loss from the 11601 Wilshire Boulevard property totaling $5.4 million and $1.8 million, respectively. The amounts were the same for the nine months ended September 30, 2016.

The Company is in the process of evaluating the terms of certain contracts associated with the property which affect the identification and valuation of assets acquired and liabilities assumed. The following table represents our aggregate preliminary purchase price accounting:

11601 Wilshire Boulevard
Investment in real estate, net	$300,430
Above-market leases(1)	167
Deferred leasing costs and in-place intangibles(2)	13,884
Below-market leases(3)	(6,562)
Net asset and liabilities assumed	$307,919
________________

(1)	Represents weighted-average amortization period of 6.2 years.

(2)	Represents weighted-average amortization period of 5.6 years.

(3)	Represents weighted-average amortization period of 7.3 years.

The table below shows the pro forma financial information for the nine months ended September 30, 2016 and 2015 as if the 11601 Wilshire Boulevard property had been acquired as of January 1, 2015:

	Nine months ended September 30,
	2016	2015
Total revenues	$483,193	$382,327
Net income (loss)	11,608	(18,767)

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Dispositions

The following table summarizes the properties sold during the nine months ended September 30, 2016 and September 30, 2015. These properties were non-strategic assets to the Company’s portfolio:

Property	Date of Disposition	Number of Buildings	Square Feet	Sales Price(1) (in millions)
Bayhill Office Center	January 14, 2016	4	554,328	$215.0
Patrick Henry Drive	April 7, 2016	1	70,520	19.0
One Bay Plaza	June 1, 2016	1	195,739	53.4
Total dispositions for the nine months ended September 30, 2016		6	820,587	$287.4
First Financial	March 6, 2015	1	223,679	$89.0
Bay Park Plaza	September 29, 2015	1	260,183	90.0
Total dispositions for the nine months ended September 30, 2015(2)		2	483,862	$179.0
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	Excludes the disposition of 45% interest in 1455 Market Street office property on January 7, 2015.

The dispositions of these properties resulted in a gain of $8.5 million for the nine months ended September 30, 2016, and a gain of $8.4 million and $30.5 million for the three and nine months ended September 30, 2015, respectively. There were no disposition during the three months ended September 30, 2016.

The Company has not presented the operating results in net income (loss) from discontinued operations for these dispositions because they do not represent a strategic shift in the Company’s business. In addition, the Company reclassified the assets and liabilities related to these dispositions to assets and liabilities associated with real estate held for sale as of December 31, 2015.

Held for Sale

On April 25, 2016, the Company entered into an agreement to sell its 12655 Jefferson property for $80.0 million (before certain credits, prorations and closing costs). The Company determined that 12655 Jefferson met the criteria to be classified as held for sale and reclassified the balances related to such property within the Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate, net	$58,915	$313,344
Straight-line rent receivables, net	292	2,016
Deferred leasing costs and lease intangible assets, net	2,774	14,415
Other	342	525
Assets associated with real estate held for sale	$62,323	$330,300

LIABILITIES
Accounts payable and accrued liabilities	$3,634	$3,831
Other	10,908	12,960
Liabilities associated with real estate held for sale	$14,542	$16,791

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Cost Capitalization

The Company recognized the following capitalized costs during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Capitalized personnel costs	$2,351	$2,227	$6,989	$5,063
Capitalized interest	2,960	1,279	8,414	4,561

Impairment of Long-Lived Assets

No impairment indicators have been noted and the Company recorded no impairment charges for the three and nine months ended September 30, 2016 and 2015.

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	September 30, 2016	December 31, 2015
Above-market leases	$23,197	$38,465
Accumulated amortization	(12,004)	(17,206)
Above-market leases, net	11,193	21,259
Deferred leasing costs and in-place lease intangibles	361,416	347,531
Accumulated amortization	(138,111)	(111,128)
Deferred leasing costs and in-place lease intangibles, net	223,305	236,403
Below-market ground leases	59,578	59,578
Accumulated amortization	(4,394)	(2,757)
Below-market ground leases, net	55,184	56,821
Deferred leasing costs and lease intangible assets, net	$289,682	$314,483

Below-market leases	$134,445	$138,852
Accumulated amortization	(58,381)	(45,455)
Below-market leases, net	76,064	93,397
Above-market ground leases	1,095	1,095
Accumulated amortization	(78)	(46)
Above-market ground leases, net	1,017	1,049
Lease intangible liabilities, net	$77,081	$94,446

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Above-market lease(1)	$2,809	$4,489	$10,223	$8,751
Below-market lease(1)	7,311	8,393	24,027	24,512
Deferred leasing costs and in-place lease intangibles(2)	20,742	29,312	65,408	65,058
Above-market ground lease(3)	11	18	33	35
Below-market ground lease(3)	545	533	1,637	1,127
__________________

(1)	Amortization is recorded in office rental income in the Consolidated Statements of Operations.

(2)	Amortization is recorded in depreciation and amortization expense and office rental income in the Consolidated Statements of Operations.

(3)	Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

5. Accounts Receivable, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the annual report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L. P. for the year ended December 31, 2015. The following table summarizes the Company’s accounts receivable, net of allowance for doubtful accounts as of:

	September 30, 2016	December 31, 2015
Accounts receivable	$11,466	$22,060
Allowance for doubtful accounts	(1,845)	(1,012)
Accounts receivable, net	$9,621	$21,048

6. Straight-line Rent Receivables, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the annual report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L. P. for the year ended December 31, 2015. The following table represents the Company’s straight-line rent receivables, net of allowance for doubtful accounts as of:

	September 30, 2016	December 31, 2015
Straight-line rent receivables	$78,358	$60,378
Allowance for doubtful accounts	(76)	(970)
Straight-line rent receivables, net	$78,282	$59,408

7. Notes Receivable, net

On August 19, 2014, the Company entered into a loan participation agreement for a loan with a maximum principal of $140.0 million. The Company’s share was 23.77%, or $33.3 million. The note receivable is secured by a real estate property, bears interest at 11.0% and was to mature on August 22, 2016. Interest is payable monthly with the principal due at maturity. The Company received a $0.4 million commitment fee as a result of this transaction. The balance as of December 31, 2015, net of the accretion of commitment fee, was $28.7 million. The notes receivable under the loan participation agreement were fully repaid during the second quarter of 2016.

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

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The Company holds a 21.4% interest in the joint venture. The assets of the joint venture are comprised of the notes receivable, which represents the maximum exposure for loss for the Company. The joint venture meets the criteria of a VIE and the Company accounts for this investment under the equity method of accounting since the Company is not the primary beneficiary. Under the equity method of accounting, the Company’s net equity investment is reflected within investment in unconsolidated entity on the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint venture is included within other (income) expense on the Consolidated Statements of Operations.

9. Goodwill

The Company’s goodwill balance as of September 30, 2016 and December 31, 2015 was $8.8 million. The Company does not amortize this asset but instead analyzes it on an annual basis for impairment. No impairment indicators have been noted during the three and nine months ended September 30, 2016 and 2015.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

10. Notes Payable

The following table summarizes the balances of the Company’s indebtedness as of:

	September 30, 2016	December 31, 2015
Notes payable	$2,427,440	$2,278,445
Less: unamortized loan premium and deferred financing costs, net(1)	(19,497)	(17,729)
Notes payable, net	$2,407,943	$2,260,716
________________

(1)
Deferred financing costs exclude debt issuance costs, net, related to establishing the Company’s unsecured revolving credit facility and undrawn term loans. The amounts included in prepaid expenses and other assets, net was $1.7 million and $4.1 million as of September 30, 2016 and December 31, 2015, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The following table sets forth information as of September 30, 2016 and December 31, 2015 with respect to the Company’s outstanding indebtedness, excluding net deferred financing costs related to unsecured revolving credit facility and undrawn term loans.

	September 30, 2016		December 31, 2015
	Principal Amount	Deferred Financing Costs, net	Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Interest Rate(1)	Contractual Maturity Date
Unsecured Loans
Unsecured Revolving Credit Facility(2)	$120,000	$—	$230,000	$—		LIBOR+ 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	(3,783)	550,000	(5,571)		LIBOR+ 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	175,000	(793)	—	—		LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	(2,372)	350,000	(2,656)		LIBOR+ 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	(970)	—	—		LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(970)	110,000	(1,011)		4.34%	1/2/2023
Series E Notes	50,000	(311)	—	—		3.66%	9/15/2023
Series B Notes	259,000	(2,335)	259,000	(2,378)		4.69%	12/16/2025
Series D Notes	150,000	(922)	—	—		3.98%	7/6/2026
Series C Notes	56,000	(552)	56,000	(509)		4.79%	12/16/2027
Total Unsecured Loans	1,845,000	(13,008)	1,555,000	(12,125)

Mortgage Loans
Mortgage Loan secured by Rincon Center(7)	100,886	(236)	102,309	(355)		5.13%	5/1/2018
Mortgage Loan secured by Sunset Gower/Sunset Bronson(8)	5,001	(1,712)	115,001	(2,232)		LIBOR+2.25%	3/4/2019	(3)
Mortgage Loan secured by Met Park North(9)	64,500	(426)	64,500	(509)		LIBOR+1.55%	8/1/2020
Mortgage Loan secured by 10950 Washington(7)	28,053	(371)	28,407	(421)		5.32%	3/11/2022
Mortgage Loan secured by Pinnacle I(10)(11)	129,000	(618)	129,000	(694)		3.95%	11/7/2022
Mortgage Loan secured by Element L.A.	168,000	(2,387)	168,000	(2,584)		4.59%	11/6/2025
Mortgage Loan secured by Pinnacle II(11)	87,000	(739)	86,228	1,310	(12)	4.30%	6/11/2026
Mortgage Loan secured by 901 Market	—	—	30,000	(119)		N/A	N/A
Total Mortgage Loans(13)	582,440	(6,489)	723,445	(5,604)
Total	$2,427,440	$(19,497)	$2,278,445	$(17,729)
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2016, which may be different than the interest rates as of December 31, 2015 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of September 30, 2016, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)
Effective May 1, 2015, $300.0 million of the term loan has been effectively fixed at 2.66% to 3.56% per annum through the use of an interest rate swap. In July 2016, the Company amended this interest rate swap to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative related to this loan. Therefore, the effective interest rate with respect to $300.0 million of the term loan increased to a range of 2.75% to 3.65% per annum. See Note 11—Derivative Instruments for details.

(5)
Effective May 1, 2015, the outstanding balance of the term loan has been effectively fixed at 3.21% to 4.16% per annum through the use of an interest rate swap. In July 2016, the Company amended this interest rate swap to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative related to this loan. Therefore, the effective interest rate increased to a range of 3.36% to 4.31% per annum. See Note 11—Derivative Instruments for details.

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

(11)	The Company owns approximately 65% of the ownership interests in the joint venture that owns the Pinnacle I and II properties.

(12)	Represents unamortized premium amount of the non-cash mark-to-market adjustment.

(13)
Total mortgage loans do not include the balance related to a loan entered on October 7, 2016 for $101.0 million with a fixed interest rate of 3.38% per annum. This loan was entered into in conjunction with the acquisition of the Hill7 office property through a joint venture with Canadian Pension Plan Investment Board. The Company owns 55% of the ownership interest in the joint venture. See Note 20—Subsequent Events for details.

Current Year Activity

On May 3, 2016, the Company drew on the $175.0 million 5-Year Term Loan due November 2020 and $125.0 million 7-Year Term Loan due November 2022, both of which were entered into on November 17, 2015. Amounts drawn were used to fully pay down $30.0 million of the 901 Market mortgage loan that was set to mature on October 31, 2016, to partially pay down $110.0 million of the Sunset Gower/Sunset Bronson mortgage loans and $100.0 million of the 5-Year Term Loan due April 2020.

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

On July 6, 2016, the Company entered into a private placement of debt for $150.0 million of 3.98% senior guaranteed notes due July 6, 2026. The $150.0 million was drawn on July 6, 2016. Proceeds were used to pay down the unsecured revolving credit facility. The Company also secured an additional $50.0 million of funds from a private placement of 3.66% senior guaranteed notes due September 15, 2023, which was drawn on September 15, 2016.

On October 7, 2016, the Company entered into a $101.0 million mortgage loan with a fixed interest rate of 3.38% per annum, interest only. This loan agreement was entered into in conjunction with the acquisition of Hill7 office property through a joint venture with Canadian Pension Plan Investment Board. See Note 20—Subsequent Events for details.

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

Loan agreements include events of default that the Company believes are usual for loan and transactions of this type. As of the date of this filing, there have been no events of default associated with the Company’s loans.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The minimum future principal payments due on the Company’s secured and unsecured notes payable at September 30, 2016 were as follows (before the impact of extension options, if applicable):

Annual Principal Payments
Remaining 2016	$601
2017	2,714
2018	101,157
2019	127,886
2020	692,493
Thereafter	1,502,589
Total	$2,427,440

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

A&R Credit Agreement

On April 1, 2015, the operating partnership entered into the Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the “Credit Facility”), which extended the maturity dates, increased the availability of the unsecured revolving credit facility to $400.0 million, increased the availability of 5-Year Term Loan due April 2020 to $550.0 million, and added a $350.0 million 7-Year Term Loan due April 2022. On November 17, 2015, the operating partnership amended and restated the Credit Facility (“Amended and Restated Credit Facility”) to align certain terms therein with the less restrictive terms of the New Term Loan Agreement. Borrowings under the Credit Facility were used towards the EOP Acquisition in 2015. The Amended and Restated Credit Facility is available for other purposes, including for payment of pre-development and development costs incurred in connection with properties owned by the Company, to finance capital expenditures and the repayment of indebtedness of the Company, to provide for general working capital needs and for general corporate purposes of the Company, and to pay fees and expenses incurred in connection with the Amended and Restated Credit Facility.

Guaranteed Senior Notes

On November 16, 2015, the operating partnership entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with various purchasers, which provides for the private placement of $425.0 million of senior guaranteed notes by the operating partnership, designated as three notes with various interest rates and maturity dates (“Notes”). The Notes were issued on December 16, 2015 and upon issuance, the Notes pay interest semi-annually on the 16th day of June and December in each year until their respective maturities. Additional senior guaranteed notes were issued in 2016; for further detail, refer to the current activity section above.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

The operating partnership was in compliance with its financial covenants at September 30, 2016.

Repayment Guaranties

Sunset Gower and Sunset Bronson Loan

In connection with the loan secured by the Sunset Gower and Sunset Bronson properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. As of September 30, 2016, the outstanding balance was $5.0 million, which results in a maximum guarantee amount for the principal under this loan of $1.0 million. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Other Loans

Although the rest of the operating partnership’s loans are secured and non-recourse to the operating partnership, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

11. Derivative Instruments

The Company entered into interest rate contracts in order to hedge interest rate risk. As of September 30, 2016, the Company had six interest rate swaps with aggregate notional amounts of $839.5 million. As of December 31, 2015, the Company had two interest rate caps and five interest rate swaps with aggregate notional amounts of $92.0 million and $714.5 million, respectively. These derivatives were designated as effective cash flow hedges for accounting purposes.

The Company’s derivative instruments are classified as Level 2 and their fair values are derived from estimated values obtained from observable market data for similar instruments.

5-Year Term Loan due April 2020 and 7-year Term Loan due April 2022

On April 1, 2015, the Company entered into a derivative contract with respect to $300.0 million of the 5-Year Term Loan due April 2020 which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity. Therefore the interest rate is effectively fixed at 2.66% to 3.56%. The unhedged portion bears interest at a rate equal to one-month LIBOR plus 1.30% to 2.20%, depending on the Company’s leverage ratio. In July 2016, the Company amended this interest rate swap to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative related to this loan. Therefore, the effective interest rate with respect to $300.0 million of the term loan increased to a range of 2.75% to 3.65% per annum based on the Company’s operating partnership’s leverage ratio.

On April 1, 2015, the Company also entered into a derivative contract with respect to the $350.0 million 7-year Term Loan due April 2022, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity. Therefore the interest rate is effectively fixed at 3.21% to 4.16%. In July 2016, the Company amended this interest rate swap to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative related to this loan. Therefore, the effective interest rate with respect to $350.0 million 7-year Term Loan due April 2022 increased to a range of 3.36% to 4.31% per annum based on the Company’s operating partnership’s leverage ratio.

During the three and nine months ended September 30, 2016, the Company recognized an unrealized gain of $0.9 million and an unrealized loss of $1.6 million, respectively, on the Consolidated Statement of Operations, related to the ineffective portion of these derivative contracts. There was no recognized unrealized loss or gain during the three and nine months ended September 30, 2015. In July 2016, the Company amended the derivative contracts to add a 0.00% floor to one-month LIBOR as described above, minimizing the ineffective portion of the original derivatives related to these loans.

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

Overall

The fair market value of derivatives are presented on a gross basis in the Consolidated Balance Sheets. There were no derivative assets as of September 30, 2016. The derivative assets as of December 31, 2015 were $2.1 million. The derivative liabilities as of September 30, 2016 and December 31, 2015 were $22.4 million and $2.0 million, respectively.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of September 30, 2016, the Company expects $7.7 million of unrealized loss included in accumulated other comprehensive loss will be reclassified to interest expense in the next 12 months.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2016, the Company has not established a liability for uncertain tax positions.

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

13. Future Minimum Base Rents and Lease Payments Future Minimum Rents

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2016 to 2033. Future minimum base rents (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at September 30, 2016 are presented below for the next five years and thereafter are as follows:

	Non-cancellable	Subject to early termination options	Total (1)
Remaining 2016	$112,066	$—	$112,066
2017	455,911	4,825	460,736
2018	409,086	24,596	433,682
2019	358,035	26,550	384,585
2020	292,595	7,615	300,210
Thereafter	1,029,548	77,876	1,107,424
Total	$2,657,241	$141,462	$2,798,703
_________________

(1)	Excludes rents under leases at the Company’s media and entertainment properties with terms of one year or less.

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

Metro Center Tower	4/29/2054	Every 10 years rent adjusts to 7.233% of FMV of the land (since 2008) and rent also adjusts every 10 years to reflect the change in CPI from the preceding FMV adjustment date (since 2013).
Techmart Commerce Center	5/31/2053	Subject to a 10% increase every 5 years.
11601 Wilshire Boulevard	10/31/2064	Subject to a $50 thousand increase every 5 years. Commencing on August 1, 2026, minimum rent is adjusted to reflect changes in CPI.

The Company recognized the following contingent rental expense and minimum rental expense for our ground leases and corporate office lease:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contingent rental expense	$1,970	$1,041	$6,417	$2,098
Minimum rental expense	3,070	3,234	10,064	6,913

The following table provides information regarding the Company’s future minimum lease payments for its ground lease at September 30, 2016 (before the impact of extension options, if applicable):

Ground Leases (1)(2)(3)
Remaining 2016	$3,649
2017	13,002
2018	14,668
2019	14,718
2020	14,718
Thereafter	449,402
Total	$510,157
_________________

(1)
In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, the future minimum lease amounts above include the lease rental obligations in effect as of September 30, 2016.

(2)	In situations where ground lease obligation adjustments are based on CPI adjustment, the future minimum lease amounts above include the lease rental obligations in effect as of September 30, 2016.

(3)
In situations where ground lease obligation adjustments are based on the percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of September 30, 2016.

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

The Company measures fair value of financial instruments using level 2 inputs categorized within the fair value hierarchy. The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$—	$—	$—	$—	$2,061	$—	$2,061
Derivative liabilities	—	22,413	—	22,413	—	2,010	—	2,010

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

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net(1)	$2,427,440	$2,451,539	$2,279,755	$2,284,429
Notes receivable, net	—	—	28,684	28,684
_________________

(1)	Amounts represent total notes payable including unamortized loan premium and excludes net deferred financing fees.

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

In addition, the board of directors of Hudson Pacific Properties, Inc., or its compensation committee, awards time-based restricted shares to certain employees on an annual basis as part of the employees’ annual compensation. The share-based awards are generally issued in the fourth quarter, and the awards vest in equal annual installments over the applicable service vesting period, which is three years. Additionally, these awards are subject to a two-year hold upon vesting if the employee is a named executive officer at the time of grant.

Starting in January 2012, during the first quarter, the compensation committee of the board of directors of Hudson Pacific Properties, Inc. annually adopts an Outperformance Plan (“OPP”) under the 2010 Plan. Each OPP is a multi-year outperformance program covering certain senior executives, and authorizes grants of incentive awards linked to absolute and relative total shareholder return (“TSR”) over the applicable three-year performance period. During March 2016, the Compensation Committee adopted the 2016 OPP Plan under the Company’s 2010 Plan. The 2016 OPP is substantially similar to the previous OPPs except that (i) the performance period will run from January 1, 2016 through December 31, 2018, (ii) the maximum bonus pool under the 2016 OPP is $17.5 million, (iii) the 2016 OPP provides for a target bonus pool equal to $3.7 million and (iv) the bonus pool will be equal to 3% of the amount by which TSR during the performance period exceeds the applicable goal. For certain participants, the 2016 OPP awards will be settled in performance units of the operating partnership (rather than in common stock of Hudson Pacific Properties, Inc.).

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

The following table presents the classification and amount recognized for stock compensation related to the Company’s OPP plans and restricted stock awards:

	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Financial Statement Classification
	2016	2015	2016	2015
Expensed stock compensation	$3,288	$2,034	$9,931	$6,186	general and administrative expenses
Capitalized stock compensation	112	103	300	314	deferred leasing costs and lease intangibles assets, net and tenant improvements
Total stock compensation	$3,400	$2,137	$10,231	$6,500	additional paid-in capital

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$5,217	$(1,828)	$15,228	$(13,337)
Preferred dividends	(159)	(3,195)	(477)	(9,585)
Income attributable to participating securities	(196)	(79)	(589)	(229)
Income attributable to non-controlling interest in consolidated entities	(2,525)	(1,273)	(6,866)	(4,668)
(Income) loss attributable to non-controlling units of the operating partnership	(490)	2,470	(2,357)	17,872
Numerator for basic and diluted net income (loss) available to common stockholders	$1,847	$(3,905)	$4,939	$(9,947)
Denominator:
Basic weighted average common shares outstanding	115,083,622	88,984,236	99,862,583	84,894,863
Effect of dilutive instruments(1)	1,179,000	—	1,117,000	—
Diluted weighted average common shares outstanding	116,262,622	88,984,236	100,979,583	84,894,863
Basic earnings per common share:	$0.02	$(0.04)	$0.05	$(0.12)
Diluted earnings per common share:	$0.02	$(0.04)	$0.05	$(0.12)
________________

(1)
The Company includes unvested awards as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period.  Any anti-dilutive securities are excluded from the diluted EPS calculation.

17. Equity

The tables below present the effect of the Company’s derivative financial instruments on accumulated other comprehensive loss (“OCI”):

	Hudson Pacific Properties, Inc. Stockholder’s Equity	Non-controlling interests	Total Equity
Balance at January 1, 2016	$1,081	$(1,017)	$64
Unrealized loss recognized in OCI due to change in fair value of derivative	16,542	10,880	27,422
Loss reclassified from OCI into income (as interest expense)	(3,984)	(2,620)	(6,604)
Net change in OCI	12,558	8,260	20,818
Balance at September 30, 2016	$13,639	$7,243	$20,882

	Hudson Pacific Properties, Inc. Stockholder’s Equity	Non-controlling interests	Total Equity
Balance at January 1, 2015	$2,443	$218	$2,661
Unrealized loss recognized in OCI due to change in fair value of derivative	10,594	5,733	16,327
Loss reclassified from OCI into income (as interest expense)	(6,506)	(3,521)	(10,027)
Net change in OCI	4,088	2,212	6,300
Balance at September 30, 2015	$6,531	$2,430	$8,961

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

Non-controlling Interests

Common Units and Performance Units in the Operating Partnership

There were 26,983,719 and 56,296,315 common units outstanding held by investors, executive officers and directors as of September 30, 2016 and December 31, 2015, respectively. Common units and shares of common stock of Hudson Pacific Properties, Inc. have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the operating partnership. Investors who own common units have the right to cause the operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock or, at the Company’s election, issue shares of common stock of Hudson Pacific Properties, Inc. in exchange for common units on a one-for-one basis. In May 2016, common unitholders required the operating partnership to redeem 10,117,223 common units and the Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the redemption. The Company funded the redemption using the proceeds from a registered underwritten public offering of common stock. In July 2016, common unitholders required the operating partnership to redeem an additional 19,195,373 common units and the Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the redemption. The Company funded the redemption using the proceeds from a registered underwritten public offering of common stock.

Performance units are partnership interests in the operating partnership. Each performance unit awarded will be deemed equivalent to an award of one unit of common stock under the 2010 Plan, reducing the availability for other equity awards on a one-for-one basis. Under the terms of the performance units, the operating partnership will revalue its assets for tax purposes upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of performance units to equalize the capital accounts of such holders with the capital accounts of common unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with common unitholders, performance units are convertible into common units in the operating partnership on a one-for-one basis.

The operating partnership meets the criteria of a VIE and the Company is the primary beneficiary of the operating partnership.

Non-controlling Interest—Members in Consolidated Entities

The Company has an interest in a joint venture with Media Center Partners, LLC (the “Pinnacle JV”). The Pinnacle JV owns the Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. The Company owns a 65.0% interest in the Pinnacle JV. The Company is the administrator for this joint venture. This joint venture meets the criteria of a VIE and the Company is the primary beneficiary of the Pinnacle JV.

On January 7, 2015, the Company entered into a joint venture with Canada Pension Plan Investment Board (“CPPIB”), through which CPPIB purchased a 45.0% interest in the 1455 Market Street office property located in San Francisco, California. Subsequently, the Company owned a 55% interest in the 1455 Market JV. The Company is the general partner of this joint venture. This joint venture meets the criteria of a VIE and the Company is the primary beneficiary of the 1455 Market JV.

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

July 2016 Common Stock Offering

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

At-the-market program

The Company’s at-the-market (“ATM”) program permits sales of up to $125.0 million of stock. During the nine months ended September 30, 2016 the Company sold 165,000 shares of common stock at prices ranging from $33.54 to $33.95 per share under the ATM program. During 2015, the Company did not utilize the ATM program. A cumulative total of $20.1 million has been sold through September 30, 2016.

Share repurchase program

On January 20, 2016, the board of directors of Hudson Pacific Properties, Inc. authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. No share repurchases were made during the three months ended September 30, 2016.

Dividends

During the third quarter for 2016, the Company declared dividends on common stock and non-controlling common partnership interests of $0.200 per share and unit. The operating partnership also declared distributions on series A preferred partnership interests of $0.3906 per unit. The third quarter dividends were declared on September 10, 2016 to holders of record on September 20, 2016.

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

Lease and Subsequent Purchase of Corporate Headquarters from Blackstone

On July 26, 2006, the Company’s predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone) for the Company’s corporate headquarters at 11601 Wilshire Boulevard. The Company amended the lease to increase its occupancy to 40,120 square feet of the property’s space as a tenant commencing on September 1, 2015. On December 16, 2015, the Company entered into an amendment of that lease to expand the space to approximately 42,371 square feet of the property’s space and to extend the term by an additional three years, to a total of ten years, through August 31, 2025. On July 1, 2016, the Company purchased the 11601 Wilshire Boulevard office building from funds managed by Blackstone for $311.0 million (before credits, prorations and closing costs).

JMG Capital Lease at 11601 Wilshire Boulevard

JMG Capital Management LLC leases approximately 6,638 square feet at 11601 Wilshire Boulevard pursuant to an eight-year lease at an aggregate rate of approximately $279 thousand annualized rent per year. Jonathan M. Glaser, a member of the Company’s board of directors, is the founder and managing member of JMG Capital Management LLC. JMG Capital Management LLC was a tenant of the property at the time it was purchased by the Company.

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

Pursuant to the terms of the Stockholders Agreement, in April 2015 the board of directors of Hudson Pacific Properties, Inc. (the “Board”) was expanded from eight to eleven directors, and three director nominees designated by Blackstone to the Board were elected. On January 13, 2016, one of Blackstone’s nominees resigned from the Board, and Blackstone indicated that it would not designate an individual to replace him. Subsequently, the Board voted to decrease its size to ten directors. Subject to certain exceptions, the Board will continue to include Blackstone’ designees in its slate of nominees, and will continue to recommend such nominees, and will otherwise use its reasonable best efforts to solicit the vote of the stockholders of Hudson Pacific Properties, Inc. to elect to the Board the slate of nominees which includes those designated by Blackstone. Blackstone will have the right to designate three nominees for so long as it continues to beneficially own, in the aggregate, greater than 50% of the Equity Consideration. If Blackstone’ beneficial ownership of the Equity Consideration decreases, then the number of director nominees that Blackstone will have the right to designate will be reduced (i) to two, if Blackstone beneficially owns greater than or equal to 30% but less than or equal to 50% of the Equity Consideration and (ii) to

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

one, if Blackstone beneficially owns greater than or equal to 15% but less than 30% of the Equity Consideration. The Board nomination rights of Blackstone will terminate at such time as Blackstone beneficially owns less than 15% of the Equity Consideration or upon written notice of waiver or termination of such rights by Blackstone. So long as Blackstone retains the right to designate at least one nominee to the Board, Hudson Pacific Properties, Inc. will not be permitted to increase the total number of directors comprising the Board to more than 12 persons without the prior written consent of Blackstone.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

•
Shelf Registration. On October 27, 2015, the Company filed a prospectus covering Blackstone’s shares of common stock received as part of the Equity Consideration as well as shares issuable upon redemption of common units received as part of the Equity Consideration, which was replaced by a subsequent prospectus filed by the Company on July 21, 2016. The Company is required to use its reasonable best efforts to keep such resale shelf registration statement effective for as long as Blackstone continues to hold such shares of common stock.

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

As of December 31, 2015, the Borrower has borrowed an aggregate of $350.0 million under the Loan Agreement. Subject to the satisfaction of certain conditions, the Borrower may borrow up to an additional $150.0 million on or after March 1, 2016. The scheduled maturity date of the loans under the Loan Agreement is December 31, 2017, which may be extended at the election of the Borrower until December 31, 2018. To secure borrowings under the Loan Agreement, the Borrower and the Guarantors have collectively pledged 8,276,945 shares of common stock and 24,801,618 common units in the operating partnership, as well as their respective rights under the Registration Rights Agreement.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share amounts)

19. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2016, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of September 30, 2016, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the media and entertainment and technology industries. As of September 30, 2016, approximately 13.4% and 28.1% of rentable square feet were related to the media and entertainment and technology industries, respectively.

As of September 30, 2016, the Company’s 15 largest tenants represented approximately 22.4% of its rentable square feet and no single tenant accounted for more than 10%.

Letters of Credit

As of September 30, 2016, the Company has outstanding letters of credit totaling approximately $2.6 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

20. Subsequent Events

On October 7, 2016, the Company purchased, through a joint venture with Canadian Pension Plan Investment Board, the 285,680-square-foot Hill7 office property located in Seattle, Washington for $179.8 million (before customary, prorations and closing costs). In conjunction with the acquisition, the joint venture closed a secured non-recourse loan in the amount of $101.0 million bearing an interest rate of 3.38% per annum, interest only. This loan has a 10-year maturity with an option to extend an additional two years at a higher interest rate. The Company is currently in the process of determining the purchase price accounting.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the three months ended September 30, 2016 represents an update to the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the year ended December 31, 2015. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the unaudited financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies each of the properties in our portfolio acquired through September 30, 2016 (excluding properties sold prior to December 31, 2015):

Properties	Acquisition Date	Square Feet	Consideration Paid (In thousands)
Predecessor properties:
875 Howard Street	2/15/2007	286,270	$—
Sunset Gower	8/17/2007	545,673	—
Sunset Bronson	1/30/2008	308,026	—
Technicolor Building	6/1/2008	114,958	—
Properties acquired after initial public offering:
Del Amo Office	8/13/2010	113,000	27,327
9300 Wilshire Blvd.	8/24/2010	61,224	14,684
222 Kearny Street	10/8/2010	148,797	34,174
1455 Market(1)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan	8/19/2011	54,673	12,370
625 Second Street	9/1/2011	138,080	57,119
6922 Hollywood Blvd.	11/22/2011	205,523	92,802
6050 Sunset Blvd. & 1445 N. Beachwood Drive	12/16/2011	20,032	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market Street	6/1/2012	206,199	90,871
Element LA	9/5/2012	247,545	88,436
1455 Gordon Street	9/21/2012	5,921	2,385
Pinnacle I(2)	11/8/2012	393,777	209,504
3401 Exposition	5/22/2013	63,376	25,722
Pinnacle II(2)	6/14/2013	230,000	136,275
Seattle Portfolio (First & King, Met Park North and Northview)	7/31/2013	844,980	368,389
1861 Bundy	9/26/2013	36,492	11,500
Merrill Place	2/12/2014	193,153	57,034
3402 Pico Blvd. (Existing Office)	2/28/2014	50,687	18,546
12655 Jefferson(3)	10/14/2014	100,756	38,000
EOP Northern California Portfolio (see table on next page for property list)(4)	4/1/2015	7,941,273	3,850,381
4th & Traction	5/22/2015	120,937	49,250
405 Mateo	8/17/2015	83,285	40,000
11601 Wilshire Boulevard	7/1/2016	500,475	311,000
Properties under development(5):
Icon—Building I Tower(6)	N/A	323,273	N/A
Icon—Building II(7)	N/A	90,000	N/A
Merrill Place—450 Alaskan Way(8)	N/A	166,800	N/A
Total		15,415,071	$5,889,594
_____________

(1)	We sold a 45% joint venture interest in the 1455 Market property on January 7, 2015.

(2)
We acquired a 98.25% joint venture interest in the Pinnacle I property on November 8, 2012. On June 14, 2013, our joint venture partner contributed its interest in Pinnacle II, which reduced our interest in the joint venture to 65.0%.

(3)	Reflected as held for sale on our Consolidated Balance Sheets as of September 30, 2016 and was subsequently sold on November 1, 2016.

(4)	Includes Bayhill Office Center, which was sold on January 14, 2016, Patrick Henry Drive, which was sold on April 7, 2016, and One Bay Plaza, which was sold on June 1, 2016.

(5)	The properties under development were included within acquisitions listed above.

(6)	We estimate this development will be completed in the fourth quarter of 2016 and stabilized in the second quarter of 2017.

(7)	We estimate this development will be completed in the third quarter of 2017 and stabilized in the third quarter of 2018.

(8)	We estimate this development will be completed in the fourth quarter of 2017 and stabilized in the first quarter of 2018.

The following table identifies each of the properties that were part of the EOP Acquisition (excluding properties sold prior to December 31, 2015):

EOP Northern California Portfolio
Properties	Acquisition Date	Square Feet
Properties currently owned:
Metro Center Tower	4/1/2015	730,215
2180 Sand Hill Road	4/1/2015	45,613
Campus Center	4/1/2015	471,580
Palo Alto Square	4/1/2015	328,251
Lockheed Building	4/1/2015	42,899
3400 Hillview	4/1/2015	207,857
Foothill Research Ctr	4/1/2015	195,376
Clocktower Square Bldg	4/1/2015	100,344
Page Mill Center	4/1/2015	176,245
555 Twin Dolphin Plaza	4/1/2015	198,936
Shorebreeze	4/1/2015	230,932
333 Twin Dolphin Plaza	4/1/2015	182,789
Towers at Shore Center	4/1/2015	334,483
Skyway Landing	4/1/2015	247,173
Gateway Office	4/1/2015	609,093
Metro Plaza	4/1/2015	456,921
1740 Technology	4/1/2015	206,876
Skyport Plaza	4/1/2015	418,086
Peninsula Office Park	4/1/2015	510,789
Concourse	4/1/2015	944,386
Techmart Commerce Center	4/1/2015	284,440
Embarcadero Place	4/1/2015	197,402
Properties sold:
One Bay Plaza	4/1/2015	195,739
Bayhill Office Center	4/1/2015	554,328
Patrick Henry Drive	4/1/2015	70,520
Total		7,941,273

The following table identifies each of the properties that were disposed through September 30, 2016 and their respective disposition date:

Property	Disposition Date	Square Feet	Sales Price(1) (in thousands)
City Plaza	7/12/2013	333,922	$56,000
Tierrasanta	7/16/2014	112,300	19,500
First Financial	3/6/2015	223,679	89,000
Bay Park Plaza	9/29/2015	260,183	90,000
Bayhill Office Center	1/14/2016	554,328	215,000
Patrick Henry Drive	4/7/2016	70,520	19,000
One Bay Plaza	6/1/2016	195,739	53,400
Total(2)		1,750,671	$541,900
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	Excludes the disposition of 45% interest in 1455 Market Street office property on January 7, 2015.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in Part I, Item I of this Quarterly Report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

Consolidated Net Operating Income

We evaluate performance based upon property net operating income (“NOI”) from continuing operations. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP and should not be considered an alternative to income from continuing operations or cash flows, as an indication of our performance or of our ability to make distributions, or as a measure of our liquidity. Companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management because, when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties, and the impact to operations from trends on occupancy rates, rental rates and operating costs, thus providing a perspective not immediately apparent from income from continuing operations. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI excludes corporate general and administrative expenses, depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, acquisition-related expenses and other non-operating items. We believe that NOI on a cash basis (which we define as NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP) is helpful to investors as an additional measure of operating performance. Management further evaluates NOI by evaluating the performance from the following property groups:

•
Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of July 1, 2015 and still owned and included in the stabilized portfolio as of September 30, 2016. For the three months ended September 30, 2016, same-store properties include the activity from the EOP Acquisition.

•
Non-same-store properties, development projects, redevelopment properties and lease-up properties as of September 30, 2016 and other properties not owned or not in operation from July 1, 2015 through September 30, 2016.

The following table presents our NOI for the three months ended September 30, 2016 and 2015 and a reconciliation of NOI to net income (loss):

	Three Months Ended September 30,
	2016	2015	Dollar Change	Percent Change
Same-store NOI	$71,796	$64,070	$7,726	12.1%
Non-same-store NOI	32,313	29,668	2,645	8.9
General and administrative	(12,955)	(9,378)	(3,577)	38.1
Depreciation and amortization	(67,414)	(80,195)	12,781	(15.9)
Income from operations	23,740	4,165	19,575	470.0

Interest expense	(19,910)	(14,461)	(5,449)	37.7
Interest income	130	17	113	664.7
Unrealized gain on ineffective portion of derivative instrument	879	—	879	100.0
Acquisition-related (expense) expense reimbursements	(315)	83	(398)	(479.5)
Other income (expense)	693	(3)	696	(23,200.0)
Gains from sale of real estate	—	8,371	(8,371)	(100.0)
Net income (loss)	$5,217	$(1,828)	$7,045	(385.4)%

The following table summarizes certain statistics of our same-store office and media and entertainment properties for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Percent Change
Same-store office statistics
Number of properties	31	31
Rentable square feet	7,951,728	7,951,728
Ending % leased	96.2%	95.5%	0.7%
Ending % occupied	95.1%	94.9%	0.2%
Average % occupied for the period	94.7%	95.2%	(0.5)%
Average annual rental rate per square foot	$38.60	$37.28	3.5%

Same-store media and entertainment statistics
Number of properties	2	2
Rentable square feet	879,652	879,652
Average % occupied for the period	87.1%	76.8%	13.4%

The following table summarizes our NOI for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
Operating Revenues
Office
Rental	$77,212	$46,707	$123,919	$72,024	$42,669	$114,693
Tenant recoveries	16,036	6,621	22,657	14,163	5,873	20,036
Parking and other	4,257	1,264	5,521	5,238	1,363	6,601
Total office revenues	97,505	54,592	152,097	91,425	49,905	141,330

Media & Entertainment
Rental	7,102	—	7,102	6,041	$—	6,041
Tenant recoveries	243	—	243	212	—	212
Other property-related revenue	5,005	—	5,005	3,860	—	3,860
Other	136	—	136	113	—	113
Total Media & Entertainment revenues	12,486	—	12,486	10,226	—	10,226

TOTAL REVENUES	109,991	54,592	164,583	101,651	49,905	151,556

OPERATING EXPENSES
Office operating expenses	31,696	22,279	53,975	31,301	20,237	51,538
Media & Entertainment operating expenses	6,499	—	6,499	6,280	—	6,280
TOTAL OPERATING EXPENSES	38,195	22,279	60,474	37,581	20,237	57,818

Office NOI	65,809	32,313	98,122	60,124	29,668	89,792
Media & Entertainment NOI	5,987	—	5,987	3,946	—	3,946
NOI	$71,796	$32,313	$104,109	$64,070	$29,668	$93,738

The following table summarizes our change to NOI for the three months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016 as compared to Three months ended September 30, 2015
	Same-store		Non-same-store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$5,188	7.2%	$4,038	9.5%	$9,226	8.0%
Tenant recoveries	1,873	13.2	748	12.7	2,621	13.1
Parking and other	(981)	(18.7)	(99)	(7.3)	(1,080)	(16.4)
Total office revenues	6,080	6.7	4,687	9.4	10,767	7.6

Media & Entertainment
Rental	1,061	17.6	—	—	1,061	17.6
Tenant recoveries	31	14.6	—	—	31	14.6
Other property-related revenue	1,145	29.7	—	—	1,145	29.7
Other	23	20.4	—	—	23	20.4
Total Media & Entertainment revenues	2,260	22.1	—	—	2,260	22.1

TOTAL REVENUES	8,340	8.2	4,687	9.4	13,027	8.6

OPERATING EXPENSES
Office operating expenses	395	1.3	2,042	10.1	2,437	4.7
Media & Entertainment operating expenses	219	3.5	—	—	219	3.5
TOTAL OPERATING EXPENSES	614	1.6	2,042	10.1	2,656	4.6

Office NOI	5,685	9.5	2,645	8.9	8,330	9.3
Media & Entertainment NOI	2,041	51.7	—	—	2,041	51.7
NOI	$7,726	12.1%	$2,645	8.9%	$10,371	11.1%

Total NOI increased $10.4 million, or 11.1%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to:

•
A $5.7 million, or 9.5%, increase in NOI from our same-store office properties resulting primarily from the rental income related to new leases signed at our 1455 Market (Uber and Vevo) and Skyport Plaza (Qualcomm) properties at higher rents than expiring rents. Additionally, tenant recoveries increased due to higher overall recoverable operating expenses.

•
A $2.6 million, or 8.9%, increase in NOI from our non-same-store office store properties resulting primarily from the 11601 Wilshire Boulevard acquisition, increased rental income relating to new leases signed at our Page Mill (Toyota Research Institute) and Metro Center Tower (BrightEdge) properties at higher rents than expiring rents and new leases at our completed re-development at 12655 Jefferson (WeWork and Aegis), partially offset by the sale of our Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016) and One Bay Plaza (sold in June 2016) properties.

•
A $2.0 million, or 51.7%, increase in NOI from our same-store media and entertainment properties resulting primarily from lease-up of Sunset Bronson and Sunset Gower. In the first quarter of 2015, the Company decided to take certain buildings and stages off line to facilitate our ICON development and other longer-term plans for the Sunset Bronson property. Other property-related revenues increased primarily due to completed parking structures at Sunset Bronson and Sunset Gower in the fourth quarter of 2015.

Office NOI

Same-Store

Office rental revenue increased $5.2 million, or 7.2%, to $77.2 million for the three months ended September 30, 2016 compared to $72.0 million for the three months ended September 30, 2015. The increase is primarily due to rental income relating to new leases signed at our 1455 Market (Uber and Vevo) and Skyport Plaza (Qualcomm) properties at higher rents than expiring rents.

Office tenant recoveries increased $1.9 million, or 13.2%, to $16.0 million for three months ended September 30, 2016 compared to $14.2 million for the three months ended September 30, 2015. The increase is primarily related to higher overall recoverable operating expenses.

Office parking and other revenue decreased by $1.0 million, or 18.7%, to $4.3 million for the three months ended September 30, 2016 compared to $5.2 million for the three months ended September 30, 2015. The decrease is primarily due to lower non-tenant parking revenue in one of our Seattle properties.

Office operating expenses were $31.7 million for the three months ended September 30, 2016, relatively flat as compared to $31.3 million for the three months ended September 30, 2015.

Non-Same-Store

Office rental revenue increased by $4.0 million, or 9.5%, to $46.7 million for the three months ended September 30, 2016 compared to $42.7 million for the three months ended September 30, 2015. The increase is primarily due the 11601 Wilshire Boulevard acquisition, rental income relating to new leases signed at our Page Mill (Toyota Research Institute) and Metro Center Tower (BrightEdge) properties at higher rents than expiring rents and new leases at our completed re-development at 12655 Jefferson (WeWork and Aegis), partially offset due to the sales of our Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016) and One Bay Plaza (sold in June 2016) properties.

Office tenant recoveries were $6.6 million for three months ended September 30, 2016, relatively flat as compared to $5.9 million for the three months ended September 30, 2015.

Office parking and other revenue was $1.3 million for the three months ended September 30, 2016, relatively flat as compared to $1.4 million for the three months ended September 30, 2015.

Office operating expenses increased by $2.0 million, or 10.1%, to $22.3 million for the three months ended September 30, 2016 compared to $20.2 million for the three months ended September 30, 2015. The increase is primarily due to the 11601 Wilshire Boulevard acquisition and general increases in occupancy, partially offset by the sale of our Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016) and One Bay Plaza (sold in June 2016) properties.

Same-Store Media & Entertainment NOI

Media and entertainment, rental revenue, tenant recoveries and other property-related revenue increased by $2.3 million, or 22.1%, to $12.5 million for the three months ended September 30, 2016 compared to $10.2 million for the three months ended September 30, 2015. The increase is primarily related to a $1.1 million increase in rental revenue to $7.1 million for the three months ended September 30, 2016 primarily due to higher occupancy at both Sunset Gower and Sunset Bronson. In addition, property-related revenues increased by $1.1 million to $5.0 million for the three months ended September 30, 2016 primarily due to the completion of parking structures at Sunset Bronson and Sunset Gower in the fourth quarter of 2015.

Media and entertainment operating expenses were $6.5 million for the three months ended September 30, 2016, relatively flat as compared to $6.3 million for the three months ended September 30, 2015.

Other Expenses (Income)

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $3.6 million, or 38.1%, to $13.0 million for the three months ended September 30, 2016 compared to $9.4 million for the three months ended September 30, 2015. The increase in general and administrative expenses was primarily attributable to the adoption of the 2016 OPP, granting of the special one-time retention awards to certain of our executives, office expenses, general corporate travel expenses, and shareholder relations costs.

Depreciation and Amortization

Depreciation and amortization expense decreased $12.8 million, or 15.9%, to $67.4 million for the three months ended September 30, 2016 compared to $80.2 million for the three months ended September 30, 2015. The decrease was primarily related to depreciation expenses associated with properties sold in September 2015 and during 2016, partially offset by increased depreciation related to the 11601 Wilshire Boulevard acquisition.

Interest Expense

Interest expense increased $5.4 million, or 37.7%, to $19.9 million for the three months ended September 30, 2016 compared to $14.5 million for the three months ended September 30, 2015. At September 30, 2016, we had $2.4 billion of notes payable, compared to $2.1 billion at September 30, 2015, excluding net deferred financing costs and net unamortized loan premium. The increase was primarily attributable to $925.0 million of term loans and private placement borrowings and additional borrowings related to a refinance of our Element LA loan, partially offset by interest savings related to our repayment of our two-year term loan, paydown of our five-year term loan due April 2020, repayment of our indebtedness associated with our 901 Market property, and paydown on our indebtedness associated with our Sunset Gower/Sunset Bronson property. Additionally, we had higher effective interest rates during the three months ended September 30, 2016 as compared to the same period in 2015 and increased capitalized interest primarily due to the ICON Building I Tower, ICON Building II, 4th and Traction, and 405 Mateo developments during the three months ended September 30, 2016 compared to the same period in 2015.

Unrealized Gain on Ineffective Portion of Derivative Instruments

During the three months ended September 30, 2016, we recognized an unrealized gain of $0.9 million related to a portion of our derivative instruments that was evaluated to be ineffective in 2016. In July 2016, we amended the interest rate swaps to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swaps as a hedge in order to minimize the ineffective portion of the original derivatives.

Acquisition-related Expenses (Expense Reimbursements)

Acquisition-related expenses (expense reimbursements) increased by $0.4 million, or 479.5%, to an expense of $0.3 million for the three months ended September 30, 2016 compared to an expense reimbursement of $0.1 million for three months ended September 30, 2015. We incurred $0.1 million of acquisition-related expense reimbursements associated with the EOP Acquisition and $0.3 million of acquisition-related expenses associated with the acquisition of our 11601 Wilshire Boulevard property purchased on July 1, 2016.

Gains on Sale of Real Estate

We generated no gains on sale of real estate for the three months ended September 30, 2016 compared to a $8.4 million gain on sale of real estate for the three months ended September 30, 2015 resulting from the sale of Bay Park Plaza.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

Consolidated Net Operating Income

Management evaluates NOI by evaluating the performance from the following property groups for the comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015 results of operations:

•
Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2015 and still owned and included in the stabilized portfolio as of September 30, 2016.

•
Non-same-store properties, development projects, redevelopment properties and lease-up properties as of September 30, 2016 and other properties not owned or not in operation from January 1, 2015 through September 30, 2016. For the nine months ended September 30, 2016, non-same-store properties include the activity from the EOP Acquisition.

The following table presents our NOI for the nine months ended September 30, 2016 and 2015 and a reconciliation of NOI to net income (loss):

	Nine Months Ended September 30,
	2016	2015	Dollar Change	Percent Change
Same-store NOI	$116,980	$104,269	$12,711	12.2%
Non-same-store NOI	185,946	129,212	56,734	43.9
General and administrative	(38,474)	(28,951)	(9,523)	32.9
Depreciation and amortization	(201,890)	(170,945)	(30,945)	18.1
Income from operations	62,562	33,585	28,977	86.3

Interest expense	(54,775)	(34,067)	(20,708)	60.8
Interest income	216	118	98	83.1
Unrealized loss on ineffective portion of derivative instruments	(1,630)	—	(1,630)	100.0
Acquisition-related expense	(376)	(43,442)	43,066	(99.1)
Other income (expense)	716	(2)	718	(35,900.0)
Gains from sale of real estate	8,515	30,471	(21,956)	(72.1)
Net income (loss)	$15,228	$(13,337)	28,565	(214.2)

The following table summarizes certain statistics of our same-store office and media and entertainment properties for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Percent Change
Same-store office statistics
Number of properties	21	21
Rentable square feet	4,582,485	4,582,485
Ending % leased	95.9%	93.9%	2.1%
Ending % occupied	94.3%	93.0%	1.4%
Average % occupied for the period	91.9%	92.8%	(1.0)%
Average annual rental rate per square foot	$36.35	$33.70	7.9%

Same-store media and entertainment statistics
Number of properties	2	2
Rentable square feet	879,652	879,652
Average % occupied for the period	87.1%	76.8%	13.4%

The following table summarizes our NOI for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016			2015
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
OPERATING REVENUES
Office
Rental	$120,357	$237,836	$358,193	$112,328	$163,993	$276,321
Tenant recoveries	23,302	41,191	64,493	19,206	24,684	43,890
Parking and other	12,504	3,599	16,103	13,849	3,763	17,612
Total office revenues	156,163	282,626	438,789	145,383	192,440	337,823

Media & Entertainment
Rental	19,987	—	19,987	16,902	—	16,902
Tenant recoveries	655	—	655	705	—	705
Other property-related revenue	12,784	—	12,784	10,525	—	10,525
Other	226	—	226	244	—	244
Total Media & Entertainment revenues	33,652	—	33,652	28,376	—	28,376

TOTAL REVENUES	189,815	282,626	472,441	173,759	192,440	366,199

OPERATING EXPENSES
Office operating expenses	54,089	96,680	150,769	52,136	63,228	115,364
Media & Entertainment operating expenses	18,746	—	18,746	17,354	—	17,354
TOTAL OPERATING EXPENSES	72,835	96,680	169,515	69,490	63,228	132,718

Office NOI	102,074	185,946	288,020	93,247	129,212	222,459
Media & Entertainment NOI	14,906	—	14,906	11,022	—	11,022
NOI	$116,980	$185,946	$302,926	$104,269	$129,212	$233,481

The following table summarizes our change to NOI for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30, 2016 as compared to Nine months ended September 30, 2015
	Same-store		Non-same-store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$8,029	7.1%	$73,843	45.0%	$81,872	29.6%
Tenant recoveries	4,096	21.3	16,507	66.9	20,603	46.9
Parking and other	(1,345)	(9.7)	(164)	(4.4)	(1,509)	(8.6)
Total office revenues	10,780	7.4	90,186	46.9	100,966	29.9

Media & Entertainment
Rental	3,085	18.3	—	—	3,085	18.3
Tenant recoveries	(50)	(7.1)	—	—	(50)	(7.1)
Other property-related revenue	2,259	21.5	—	—	2,259	21.5
Other	(18)	(7.4)	—	—	(18)	(7.4)
Total Media & Entertainment revenues	5,276	18.6	—	—	5,276	18.6

TOTAL REVENUES	16,056	9.2	90,186	46.9	106,242	29.0

OPERATING EXPENSES
Office operating expenses	1,953	3.7	33,452	52.9	35,405	30.7
Media & Entertainment operating expenses	1,392	8.0	—	—	1,392	8.0
TOTAL OPERATING EXPENSES	3,345	4.8	33,452	52.9	36,797	27.7

Office NOI	8,827	9.5	56,734	43.9	65,561	29.5
Media & Entertainment NOI	3,884	35.2	—	—	3,884	35.2
NOI	$12,711	12.2%	$56,734	43.9%	$69,445	29.7%

Total NOI increased $69.4 million, or 29.7%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to:

•
A $8.8 million, or 9.5%, increase in NOI from our same-store office properties resulting primarily from higher rents, resulting primarily from rental income related to new leases signed at our 1455 Market (Uber and Vevo) and 625 Second Street (Anaplan, Metamarkets and Github) properties at higher rents than expiring leases, and increased tenant recoveries due to property tax recoveries resulting from the reassessment of the Technicolor. The increase was partially offset by straight-line rent write-off related to our Howard Street property (Heald College) recognized in the second quarter of 2015.

•
A $56.7 million, or 43.9%, increase in NOI from our non-same-store office store properties resulting primarily from the 11601 Wilshire Boulevard acquisition, higher rents and occupancy due to the lease-up of our Element LA (Riot Games), 901 Market (Saks), Page Mill (Toyota Research Institute), Skyport Plaza (Qualcomm), Lockheed, and Metro Center Tower (BrightEdge) properties and new leases at our completed re-development at 12655 Jefferson (WeWork and Aegis). This increase was partially offset by the sale of our First Financial (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016), and One Bay Plaza (sold in June 2016) properties.

•
A $3.9 million, or 35.2%, increase in NOI from our same-store media and entertainment properties resulting primarily from higher occupancy at Sunset Bronson and Sunset Gower. In the first quarter of 2015, we decided to take certain buildings and stages off line to facilitate our ICON development and other longer-term plans for the Sunset Bronson property. In addition, other property-related revenues increased primarily due to the completion of parking structures at Sunset Bronson and Sunset Gower in the fourth quarter of 2015. The increase in other property-related revenue largely resulted from higher production activity and revenues associated with lighting and grip at Sunset Bronson.

Office NOI

Same-Store

Office rental revenue increased $8.0 million, or 7.1%, to $120.4 million for the nine months ended September 30, 2016 compared to $112.3 million for the nine months ended September 30, 2015. The increase is primarily due to rental income relating to new leases signed at our 1455 Market (Uber and Vevo) and 625 Second Street (Anaplan, Metamarkets and Github) properties at higher rents than expiring leases. The increase was partially offset by a straight-line rent write-off related to the Howard Street property (Heald College) recognized in the second quarter of 2015.

Office tenant recoveries increased $4.1 million, or 21.3%, to $23.3 million for the nine months ended September 30, 2016 compared to $19.2 million for the nine months ended September 30, 2015. The increase is primarily related to a property tax recovery resulting from the reassessment of the Technicolor and Element LA properties.

Office parking and other revenue was $12.5 million for the nine months ended September 30, 2016, relatively flat as compared to $13.8 million for the nine months ended September 30, 2015.

Office operating expenses were $54.1 million for the nine months ended September 30, 2016, relatively flat as compared to $52.1 million for the nine months ended September 30, 2015.

Non-Same-Store

Office rental revenue increased $73.8 million, or 45.0%, to $237.8 million for the nine months ended September 30, 2016 compared to $164.0 million for the nine months ended September 30, 2015 driven primarily by the EOP Acquisition and11601 Wilshire Boulevard acquisition. The increase was also related to higher rents and occupancy due to lease-up of our Element LA (Riot Games), 901 Market (Saks), Page Mill (Toyota Research Institute), Skyport Plaza (Qualcomm), Lockheed, and Metro Center Tower (BrightEdge) properties and new leases at our completed re-development at 12655 Jefferson (WeWork and Aegis). The increase was partially offset by the sale of our First Financial (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016), and One Bay Plaza (sold in June 2016) properties.

Office tenant recoveries increased $16.5 million, or 66.9%, to $41.2 million for nine months ended September 30, 2016 compared to $24.7 million for the nine months ended September 30, 2015. The increase is primarily due to the EOP Acquisition, 11601 Wilshire Boulevard acquisition, and 100% occupancy at our Element LA property, partially offset by the sale of our First Financial (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016), and One Bay Plaza (sold in June 2016) properties.

Office parking and other revenue was $3.6 million for the nine months ended September 30, 2016, relatively flat as compared to $3.8 million for the nine months ended September 30, 2015.

Office operating expenses increased by $33.5 million, or 52.9%, to $96.7 million for the nine months ended September 30, 2016 compared to $63.2 million for the nine months ended September 30, 2015. The increase is primarily due to the EOP Acquisition, 11601 Wilshire Boulevard acquisition, and 100% occupancy at our Element LA property, partially offset by the sale of our First Financial (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016), and One Bay Plaza (sold in June 2016) properties.

Same-Store Media & Entertainment NOI

Media and entertainment rental revenue, tenant recoveries and other property-related revenue increased by $5.3 million, or 18.6%, to $33.7 million for the nine months ended September 30, 2016 compared to $28.4 million for the nine months ended September 30, 2015. The increase is primarily due to a $3.1 million increase in rental revenues to $20.0 million and a $2.3 million increase in other property-related revenue to $12.8 million. The increase in rental revenue is primarily due to higher occupancy at Sunset Gower and Sunset Bronson. The increase in other property-related revenue largely resulted from higher production activity and revenues associated with lighting and grip at Sunset Bronson during the nine months ended September 30, 2016 as compared to the same period in 2015.

Media and entertainment operating expenses were $18.7 million for the nine months ended September 30, 2016, relatively flat as compared to $17.4 million for the nine months ended September 30, 2015.

Other Expenses (Income)

General and Administrative Expenses

General and administrative expense include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $9.5 million, or 32.9%, to $38.5 million for the nine months ended September 30, 2016 compared to $29.0 million for the nine months ended September 30, 2015. The increase in general and administrative expenses was primarily attributable to the adoption of the 2016 OPP, granting of the special one-time retention awards to certain of our executives, office expenses, general corporate travel expenses, shareholder relations costs and increased staffing to meet operational needs arising from growth related to the EOP Acquisition.

Depreciation and Amortization

Depreciation and amortization expense increased $30.9 million, or 18.1%, to $201.9 million for the nine months ended September 30, 2016 compared to $170.9 million for the nine months ended September 30, 2015. The increase was primarily related to depreciation expenses associated with properties in the EOP Acquisition and 11601 Wilshire Boulevard acquisition. The remaining increase is related to tenant improvement depreciation expense associated with the lease-up of our Element LA and 1455 Market properties, lease termination at our Rincon property, and increase in depreciation expense at Sunset Gower related to the recently completed parking garage, partially offset by the reduction of depreciation expense as a result of the sale of our 2015 and 2016 disposed properties, and increased depreciation expense related to our Howard Street property (Heald College) due to an early termination in the second quarter of 2015.

Interest Expense

Interest expense increased $20.7 million, or 60.8%, to $54.8 million for the nine months ended September 30, 2016 compared to $34.1 million for the nine months ended September 30, 2015. At September 30, 2016, we had $2.4 billion of notes payable, compared to $2.1 billion at September 30, 2015, excluding net deferred financing costs and net unamortized loan premium. The increase was primarily attributable to $925.0 million of term loans and private placement borrowings and additional borrowings related to a refinance of our Element LA loan, partially offset by interest savings related to our repayment of our two-year term loan, paydown of our five-year term loan due April 2020, repayment of our indebtedness associated with our 901 Market property, and paydown on our indebtedness associated with our Sunset Gower/Sunset Bronson property. Additionally, we had higher effective interest rates during the nine months ended September 30, 2016 as compared to the same period in 2015, and increased capitalized interest primarily due to the ICON Building I Tower, ICON Building II, 4th & Traction, and 405 Mateo developments, partially offset by lower capitalized interest primarily due to Element LA re-development during the nine months ended September 30, 2016 compared to the same period in 2015.

Unrealized loss on ineffective portion of derivative instruments

During the nine months ended September 30, 2016, we recognized an unrealized loss of $1.6 million related to a portion of our derivative instruments that were evaluated and deemed to be ineffective in 2016. In July 2016, we amended the interest rate swaps to add a 0.00% floor to one-month LIBOR, and then de-designated the original swaps and designated the amended swaps as a hedge in order to minimize the ineffective portion of the original derivatives.

Acquisition-related expenses

Acquisition-related expenses decreased by $43.1 million, or 99.1%, to $0.4 million for the nine months ended September 30, 2016 compared to $43.4 million for nine months ended September 30, 2015. We incurred $43.4 million of acquisition-related expenses associated with the EOP Acquisition and incurred $0.4 million of acquisition-related expenses associated with the acquisition of our 11601 Wilshire Boulevard property purchased on July 1, 2016.

Gains on sale of real estate

During 2016 we completed the sale of our Bayhill Office Center, Patrick Henry Drive and One Bay Plaza properties, which generated gains of $8.5 million on sale of real estate for nine months ended September 30, 2016 compared to a $30.5 million gain on sale of real estate for the nine months ended September 30, 2015 resulting from the sale of our First Financial and Bay Park Plaza properties.

Liquidity and Capital Resources

We had $89.4 million of cash and cash equivalents at September 30, 2016.

As of September 30, 2016, we had total borrowing capacity of $400.0 million under our unsecured revolving credit facility, $120.0 million of which had been drawn.

We have an at-the-market equity offering program, or ATM program, that allows us to sell up to $125.0 million of common stock. A cumulative total of $20.1 million has been sold through September 30, 2016.

On January 20, 2016, our board of directors authorized a share repurchase program to buy up to $100.0 million of our outstanding common stock. No share repurchases were made during the three and nine months ended September 30, 2016.

We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

Based on the closing price of our common stock of $32.87 on September 30, 2016, our ratio of debt to total market capitalization was approximately 33.4% (counting series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units, plus the book value of our total consolidated indebtedness.

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

As of September 30, 2016, we had outstanding notes payable of $2.43 billion (before $19.5 million of net deferred financing costs), of which $1.29 billion, or 53.1%, was variable rate debt. $839.5 million of the variable rate debt is subject to the interest rate contracts described in Note 11 to our Consolidated Financial Statements—Derivative Instruments.

The following table sets forth information as of September 30, 2016 and December 31, 2015 with respect to our outstanding indebtedness, excluding net deferred financing costs related to as of September 30, 2016, and unsecured revolving credit facility and undrawn term loans as of December 31, 2015:

	September 30, 2016		December 31, 2015
	Principal Amount	Deferred Financing Costs, net	Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Interest Rate(1)	Contractual Maturity Date
Unsecured Loans
Unsecured Revolving Credit Facility(2)	$120,000	$—	$230,000	$—		LIBOR+ 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	(3,783)	550,000	(5,571)		LIBOR+ 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	175,000	(793)	—	—		LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	(2,372)	350,000	(2,656)		LIBOR+ 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	(970)	—	—		LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(970)	110,000	(1,011)		4.34%	1/2/2023
Series E Notes	50,000	(311)	—	—		3.66%	9/15/2023
Series B Notes	259,000	(2,335)	259,000	(2,378)		4.69%	12/16/2025
Series D Notes	150,000	(922)	—	—		3.98%	7/6/2026
Series C Notes	56,000	(552)	56,000	(509)		4.79%	12/16/2027
Total Unsecured Loans	1,845,000	(13,008)	1,555,000	(12,125)

Mortgage Loans
Mortgage Loan secured by Rincon Center(7)	100,886	(236)	102,309	(355)		5.13%	5/1/2018
Mortgage Loan secured by Sunset Gower/Sunset Bronson(8)	5,001	(1,712)	115,001	(2,232)		LIBOR+2.25%	3/4/2019	(3)
Mortgage Loan secured by Met Park North(9)	64,500	(426)	64,500	(509)		LIBOR+1.55%	8/1/2020
Mortgage Loan secured by 10950 Washington(7)	28,053	(371)	28,407	(421)		5.32%	3/11/2022
Mortgage Loan secured by Pinnacle I(10)(11)	129,000	(618)	129,000	(694)		3.95%	11/7/2022
Mortgage Loan secured by Element L.A.	168,000	(2,387)	168,000	(2,584)		4.59%	11/6/2025
Mortgage Loan secured by Pinnacle II(11)	87,000	(739)	86,228	1,310	(12)	4.30%	6/11/2026
Mortgage Loan secured by 901 Market	—	—	30,000	(119)		N/A	N/A
Total mortgage loans(13)	582,440	(6,489)	723,445	(5,604)
Total	$2,427,440	$(19,497)	$2,278,445	$(17,729)
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2016, which may be different than the interest rates as of December 31, 2015 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of September 30, 2016, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)
Effective May 1, 2015, $300.0 million of the term loan has been effectively fixed at 2.66% to 3.56% per annum through the use of an interest rate swap. In July 2016, the Company amended this interest rate swap to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative related to this loan. Therefore, the effective interest rate with respect to $300.0 million of the term loan increased to a range of 2.75% to 3.65% per annum. See Note 11 to our Consolidated Financial Statements—Derivative Instruments for details.

(5)
Effective May 1, 2015, the outstanding balance of the term loan has been effectively fixed at 3.21% to 4.16% per annum through the use of an interest rate swap. In July 2016, the Company amended this interest rate swap to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative related to this loan. Therefore, the effective interest rate increased to a range of 3.36% to 4.31% per annum. See Note 11 to our Consolidated Financial Statements—Derivative Instruments for details.

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

(11)	The Company owns approximately 65% of the ownership interests in the joint venture that owns the Pinnacle I and II properties.

(12)	Represents unamortized premium amount of the non-cash mark-to-market adjustment.

(13)
Total mortgage loans do not include the balance related to the loan entered on October 7, 2016 for $101.0 million with a fixed interest rate of 3.38% per annum. This loan was entered into in conjunction with the acquisition of Hill7 office property through a joint venture with Canadian Pension Plan Investment Board. The Company owns 55% of the ownership interest in the joint venture. See Note 20 to our Consolidated Financial Statements—Subsequent Events for details.

The operating partnership was in compliance with its financial covenants at September 30, 2016.

Cash Flows

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015 is as follows:

	Nine Months Ended September 30,
	2016	2015	Dollar Change	Percent Change
Net cash provided by operating activities	$196,759	$121,145	$75,614	62.4%
Net cash used for investing activities	(219,981)	(1,741,819)	1,521,838	(87.4)
Net cash provided by financing activities	59,025	1,649,589	(1,590,564)	(96.4)

Cash and cash equivalents were $89.4 million and $53.6 million at September 30, 2016 and December 31, 2015, respectively.

Operating Activities

Net cash provided by operating activities increased by $75.6 million to $196.8 million for the nine months ended September 30, 2016 compared to $121.1 million for the nine months ended September 30, 2015. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, arising primarily from the EOP Acquisition and 11601 Wilshire Boulevard property acquisition, increased occupancy and higher rental revenue across our portfolio. In addition, in 2016 we had lower acquisition-related costs.

Investing Activities

Net cash used for investing activities decreased by $1.52 billion to $220.0 million for the nine months ended September 30, 2016 compared to $1.74 billion for the nine months ended September 30, 2015. The decrease was primarily attributable to less cash used for acquisitions, increased proceeds from sale of real estate in the current year, and cash proceeds from the repayment of notes receivable, partially offset by increased cash used for additions to investment in real estate, contributions to our unconsolidated entity and payment of the deposit for the Hill7 office property acquisition.

Financing Activities

Net cash provided by financing activities decreased $1.59 billion to $59.0 million for the nine months ended September 30, 2016 compared to $1.65 billion for the nine months ended September 30, 2015. The change was primarily due to repurchases of common units in our operating partnership in 2016, increase in payments of notes payables, decrease in proceeds from notes payables, decrease in contributions to non-controlling consolidated entities, and increase in dividends paid to common stockholders and unitholders, partially offset by an increase in proceeds from sale of common stock.

Contractual Obligations and Commitments

During the nine months ended September 30, 2016, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 10 to our Consolidated Financial Statements—Notes Payable for information regarding our minimum future principal payments due on our senior unsecured loans and mortgage loans. See Note 13 to our Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments Future Minimum Rents for information regarding our future minimum base rents and future minimum ground lease payments.

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

The following table presents our FFO for the three and nine months ended months ended September 30, 2016 and 2015 and a reconciliation of net income (loss) to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$5,217	$(1,828)	$15,228	$(13,337)
Adjustments:
Depreciation and amortization of real estate assets	66,965	79,940	200,525	170,306
Gains from sale of real estate	—	(8,371)	(8,515)	(30,471)
FFO attributable to non-controlling interest	(4,902)	(3,494)	(13,574)	(10,520)
Net income attributable to preferred stock and units	(159)	(3,195)	(477)	(9,585)
FFO to common stockholders and unitholders	$67,121	$63,052	$193,187	$106,393

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2015 Annual Report on Form 10-K, and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2016 to the information provided in Part II, Item 7A, of our 2015 Annual Report on Form 10-K.

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

(a)Recent Sales of Unregistered Securities:

During the third quarter of 2016, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the third quarter of 2016, Hudson Pacific Properties, Inc. issued an aggregate of 1,114 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to Hudson Pacific Properties, Inc. in connection with tax withholding obligations for restricted stock awards for a net issuance of 1,114 shares of common stock. For each share of common stock issued by Hudson Pacific Properties, Inc. in connection with such an award, our operating partnership issued a restricted common unit to Hudson Pacific Properties, Inc. as provided in our operating partnership’s partnership agreement. During the third quarter of 2016, our operating partnership issued an aggregate of 1,114 common units to Hudson Pacific Properties, Inc.

All other issuances of unregistered equity securities of our operating partnership during the third quarter of 2016 have previously been disclosed in filings with the SEC. For all issuances of units to Hudson Pacific Properties, Inc., our operating partnership relied on Hudson Pacific Properties, Inc.’s status as a publicly traded NYSE-listed company with over $6.36 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

During the three months ended September 30, 2016, no employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under the Company’s 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of Operating Partnership equity securities during the third quarter of 2016:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)	Total Number Of Units Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Units That May Yet Be Purchased Under The Plans Or Programs
July 1, 2016 through July 31, 2016	19,195,373	$30.32	N/A	N/A
August 1, 2016 through August 31, 2016	—	—	N/A	N/A
September 1, 2016 through September 30, 2016	—	—	N/A	N/A
Total	19,195,373	$30.32	N/A	N/A

__________________

(1)
On July 18, 2016, the Company used the net proceeds from the sale of 19,195,373 shares of its common stock pursuant to an underwritten public offering, after deducting underwriting discounts, but before estimated offering expenses payable by the Company, to acquire an aggregate of 19,000,000 common units of partnership interest in the Operating Partnership (“Common Units”) from certain entities affiliated with The Blackstone Group L.P. and 195,373 Common Units from certain funds affiliated with Farallon Capital Management.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	10-K	001-34789	10.1	February 26, 2016
3.4	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.
10.1	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	10-Q	001-34789	10.8	August 4, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 3, 2016	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 3, 2016	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 3, 2016	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 3, 2016	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)