Form 10-K/A
period 2015-12-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2016-12-23
CIK 1482512, 1496264

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

EXPLANATORY NOTE

Due to a scrivener’s error, the Annual Report on Form 10-K filed by Hudson Pacific Properties, L.P. with the SEC on February 26, 2016 (the “Original Form 10-K”) included incorrect totals for the comprehensive (loss) income attributable to common unit holders within the Consolidated Statements of Comprehensive (Loss) Income for Hudson Pacific Properties, L.P. for all periods presented. This Amendment No. 1 to the Original Form 10-K (the “Form 10-K/A”), containing an amended Part IV, Item 15(a) “Financial Statement and Schedules,” is being filed solely for the purpose of correcting such scrivener’s error.

This Form 10-K/A is as of the filing date of the Original Form 10-K and should be read in conjunction with the Original Form 10-K and Hudson Pacific Properties, L.P.’s other filings made with the SEC subsequent to the filing of the Original Form 10-K. This Form 10-K/A does not reflect any subsequent information or events and no other information included in the Original Form 10-K has been modified or updated in any way, except as described above.

HUDSON PACIFIC PROPERTIES, INC.
HUDSON PACIFIC PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K

		Page
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	4
SIGNATURES		6

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
101
The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements *

*
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

HUDSON PACIFIC PROPERTIES, INC.

December 23, 2016	/s/ VICTOR J. COLEMAN
VICTOR J. COLEMAN
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/S/ VICTOR J. COLEMAN	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	December 23, 2016
Victor J. Coleman
	/S/ MARK T. LAMMAS	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 23, 2016
Mark T. Lammas
	/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	December 23, 2016
Harout K. Diramerian
	*	Director	December 23, 2016
Theodore R. Antenucci
	*	Director	December 23, 2016
Frank Cohen
	*	Director	December 23, 2016
Richard B. Fried
	*	Director	December 23, 2016
Jonathan M. Glaser
	*	Director	December 23, 2016
Robert L. Harris II
	*	Director	December 23, 2016
Mark D. Linehan
	*	Director	December 23, 2016
Robert M. Moran, Jr.
	*	Director	December 23, 2016
Michael Nash
	*	Director	December 23, 2016
Barry A. Porter

*By:	/S/ MARK T. LAMMAS
Attorney-in-Fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

December 23, 2016	/s/ VICTOR J. COLEMAN
VICTOR J. COLEMAN
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/S/ VICTOR J. COLEMAN	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	December 23, 2016
Victor J. Coleman
	/S/ MARK T. LAMMAS	Chief Operating Officer and Chief Financial Officer and Treasurer (Principal Financial Officer)	December 23, 2016
Mark T. Lammas
	/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	December 23, 2016
Harout K. Diramerian
	*	Director	December 23, 2016
Theodore R. Antenucci
	*	Director	December 23, 2016
Frank Cohen
	*	Director	December 23, 2016
Richard B. Fried
	*	Director	December 23, 2016
Jonathan M. Glaser
	*	Director	December 23, 2016
Robert L. Harris II
	*	Director	December 23, 2016
Mark D. Linehan
	*	Director	December 23, 2016
Robert M. Moran, Jr.
	*	Director	December 23, 2016
Michael Nash
	*	Director	December 23, 2016
Barry A. Porter

*By:	/S/ MARK T. LAMMAS
Attorney-in-Fact

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

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(16,082)	$23,522	$(2,594)
Other comprehensive income (loss): cash flow hedge adjustment	2,597	(1,499)	303
Comprehensive (loss) income	(13,485)	22,023	(2,291)
Comprehensive income attributable to Series A preferred units	(636)	(641)	(749)
Comprehensive income attributable to Series B preferred units	(11,469)	(12,144)	(12,144)
Comprehensive income attributable to original issuance costs related to redeemed Series B preferred units (note 9)	(5,970)	—	—
Comprehensive income attributable to restricted shares	(356)	(274)	(300)
Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	(3,853)	(149)	321
Comprehensive (loss) income attributable to common unit holders	(35,769)	8,815	(15,163)

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