Form 10-K
period 2016-12-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2017-02-21
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and funds affiliated with Farallon Capital Management, LLC and The Blackstone Group L.P. are “affiliates” of the registrant) was $2.49 billion based upon the last sales price on June 30, 2016 for the registrant’s Common Stock.

There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at February 10, 2017 was 146,275,476.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be held May 24, 2017 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the United States Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of December 31, 2016, Hudson Pacific Properties, Inc. owned approximately 93.6% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. The remaining approximately 6.4% of outstanding common units at December 31, 2016 were owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with The Blackstone Group L.P. (“Blackstone”) and Farallon Capital Management, LLC (“Farallon Funds”). On January 10, 2017, Blackstone and Farallon Funds sold their ownership interests in the Company and the operating partnership following the completion of a common stock offering and a common unit repurchase. Immediately following this transaction, Hudson Pacific Properties, Inc. owned approximately 99.6% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.

We believe combining the annual reports on Form 10-K of Hudson Pacific Properties, Inc. and the operating partnership into this single report results in the following benefits:

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

Non-controlling interest, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of our Company and those of our operating partnership. The common units in our operating partnership are accounted for as partners’ capital in our operating partnership’s consolidated financial statements and, to the extent not held by our Company, as a non-controlling interest in our Company’s consolidated financial statements. The differences between stockholders’ equity, partners’ capital and non-controlling interest result from the differences in the equity issued by our Company and our operating partnership.

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

In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that our Company and our operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act and 18 U.S.C. §1350, this report also includes separate Part II, Item 9A “Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of Hudson Pacific Properties, Inc. and our operating partnership.

HUDSON PACIFIC PROPERTIES, INC.
HUDSON PACIFIC PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business

Company Overview

We are a vertically integrated real estate company focused on acquiring, repositioning, developing and operating high-quality office and state-of-the-art media and entertainment properties in high-growth, high-barrier-to-entry submarkets throughout Northern and Southern California and the Pacific Northwest. We invest across the risk-return spectrum, favoring opportunities where we can employ leasing, capital investment expertise to create additional value. As of December 31, 2016, our portfolio included office properties, comprising an aggregate of approximately 14.1 million square feet, and media and entertainment properties, comprising approximately 0.9 million square feet of sound-stage, office and supporting production facilities. We also own undeveloped density rights for approximately 2.5 million square feet of future office and residential space.

We were formed as a Maryland corporation in 2009 to succeed to the business of Hudson Capital, LLC, a Los Angeles-based real estate investment firm founded by Victor J. Coleman, our Chief Executive Officer. On June 29, 2010, we completed our initial public offering (“IPO”). We own our interests in all of our properties and conduct substantially all of our business through our operating partnership, of which we serve as the sole general partner.

Business and Growth Strategies

We invest in Class-A office and media and entertainment properties located in high barrier-to-entry, innovation-centric submarkets with significant growth potential. Our positioning within these submarkets allows us to attract and retain quality, growth companies as tenants, many in the technology, media and entertainment sectors. The purchase of properties with a value-add component, typically through off-market transactions, also facilitates our growth. These types of assets afford us the opportunity to capture embedded rent growth and occupancy upside, and to strategically invest capital to reposition and redevelop assets to generate additional cash flow. We take a more measured approach to ground-up development, with most under construction, planned or potential projects located on ancillary sites part of existing operating assets. Management expertise across disciplines supports execution at all levels of the company’s operations. In particular, aggressive leasing and proactive asset management, combined with a focus on conservatively managing our balance sheet, are central to our strategy.

Our Competitive Position

We believe the following competitive strengths distinguish us from other real estate owners and operators and will enable us to capitalize on opportunities in the market to successfully expand and operate our portfolio.

•
Experienced Management Team with a Proven Track Record of Acquiring and Operating Assets and Managing a Public Office REIT. Our senior management team has an average of over 25 years of experience in the commercial real estate industry, with a focus on acquiring, repositioning, developing and operating office properties in Northern and Southern California and the Pacific Northwest.

•
Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no competing real estate business interests outside of our Company. Additionally, as of December 31, 2016, our senior management team owned approximately 1.4% of our common stock on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

•
Northern and Southern California and the Pacific Northwest Focus with Local and Regional Expertise. We are primarily focused on acquiring and managing office properties in Northern and Southern California and the Pacific Northwest, where our senior management has significant expertise and relationships. Our markets are supply-constrained as a result of the scarcity of available land, high construction costs and restrictive entitlement processes. We believe our experience, in-depth market knowledge and meaningful industry relationships with brokers, tenants, landlords, lenders and other market participants enhance our ability to identify and capitalize on attractive acquisition opportunities, particularly those that arise in Northern and Southern California and the Pacific Northwest.

•
Long-Standing Relationships that Provide Access to an Extensive Pipeline of Investment and Leasing Opportunities. We have an extensive network of long-standing relationships with real estate developers, individual and institutional real estate owners, national and regional lenders, brokers, tenants and other participants in the Northern and Southern California and Pacific Northwest real estate markets. These relationships have historically provided us with access to attractive acquisition opportunities, including opportunities with limited or no prior marketing by sellers. We believe they will continue to provide us access to an ongoing pipeline of attractive acquisition opportunities and additional growth capital, both of which may not be available to our competitors. Additionally, we focus on establishing strong relationships with our tenants in order to understand their long-term business needs, which we believe enhances our ability to retain quality tenants, facilitates our leasing efforts and maximizes cash flows from our properties.

•
Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our IPO, including through 11 offerings (including two public offerings of 8.375% Series B Cumulative Preferred Stock, eight public offerings of our common stock and one private placement of our common stock) and continuous offering under our at-the-market, or ATM, program for aggregate total proceeds of approximately $2.77 billion (before underwriters’ discounts and transaction costs) as of December 31, 2016. Available cash on hand and our unsecured credit facility provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy, while maintaining a flexible and conservative capital structure. As of December 31, 2016, we had total borrowing capacity of approximately $400.0 million under our unsecured revolving credit facility, $300.0 million of which had been drawn. Based on the closing price of our common stock of $34.78 on December 31, 2016, we had a debt-to-market capitalization ratio (counting Series A preferred units in our operating partnership, or Series A preferred units, as debt) of approximately 34.5%. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities.

We have access to and are actively pursuing a pipeline of potential acquisitions consistent with our investment strategy. We believe our significant expertise in operating in the Northern and Southern California and Pacific Northwest office sectors and extensive, long-term relationships with real estate owners, developers and lenders, coupled with our conservative capital structure and access to capital, will allow us to capitalize on current market opportunities.

On April 1, 2015, we completed the acquisition of the EOP Northern California Portfolio (the “EOP Acquisition”) from certain affiliates of Blackstone. The EOP Acquisition consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets. The total consideration paid for the EOP Acquisition, before certain credits, prorations and closing costs, included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of Hudson Pacific Properties, Inc. and common units in our operating partnership. Following a common stock offering and common unit repurchase on January 10, 2017, Blackstone no longer holds an ownership interest in the Company or the operating partnership.

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

For further discussion of the potential impact of competitive conditions on our business, see Item 1A “Risk Factors.”

Segment and Geographic Financial Information

We report our results of operations through two segments: (i) office properties and (ii) media and entertainment properties. As of December 31, 2016, the office properties reporting segment included 54 properties totaling approximately 14.1 million square feet strategically located in many of our target markets, while the media and entertainment reporting segment included two properties, the Sunset Gower Studios property and the Sunset Bronson Studios property, totaling approximately 0.9 million square feet located in the heart of Hollywood, California.

All of our business is conducted in Northern and Southern California and the Pacific Northwest. For information about our revenues and other financial information, see our consolidated financial statements included in this report and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Employees

At December 31, 2016, we had 257 employees. At December 31, 2016, two of our employees were subject to collective bargaining agreements. Both of these employees are on-site at the Sunset Bronson Studios property. We believe that relations with our employees are good.

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

Corporate Sustainability and Giving

We are committed to high performance sustainable operations. All of our office properties are benchmarked in the U.S. Environmental Protection Agency’s ENERGY STAR Portfolio Manager, with 53% of the portfolio achieving an ENERGY

STAR certification, and all developments are or will be Leadership in Energy & Environmental Design (LEED) certified. We are keenly focused on developing and operating innovative, energy and water efficient world class properties that also incorporate robust recycling and green cleaning best practices. In keeping with our continuous process improvement approach, we have completed a Sustainability Assessment and are in the process of evaluating a Sustainability Strategic Plan to ensure the appropriate evolution of sustainability execution, with a focus on ways to drive positive financial and environmental outcomes for shareholders, tenants, employees and the communities in which we invest.

We are also committed to corporate social responsibility as part of our culture and value proposition to stakeholders. We uphold the highest business ethics, are committed to best-in-class standards for the health and safety for our employees, tenants and service provider partners, and have a robust community-giving program. Specifically, we support and encourage our employees’ contributions to charitable organizations. To assist employees’ charitable giving and augment the impact of their charitable dollars, we created the Hudson Pacific Properties Charitable Program. This program encourages employees to contribute to qualifying charitable organizations by matching donations and providing additional paid time off for volunteerism and providing donations to qualifying nonprofit organizations to which our employees volunteer.

Available Information

On the Investor Relations page on our Company’s Website at investors.hudsonpacificproperties.com we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available to be viewed on our Investor Relations page on our Website free of charge. Also available on our Investor Relations page on our Website, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our code of business conduct and ethics (which applies to all directors and employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer). Information contained on or hyperlinked from our Website is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Hudson Pacific Properties, Inc., 11601 Wilshire Blvd., Ninth Floor, Los Angeles, California 90025.

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

Risks Related to Our Properties and Our Business

Our properties are located in Northern and Southern California and the Pacific Northwest, and we are susceptible to adverse economic conditions, local regulations and natural disasters affecting those markets.

Our properties are located in Northern and Southern California and the Pacific Northwest, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio. Further, our properties are concentrated in certain areas, including Los Angeles, San Francisco, Silicon Valley and Seattle, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of Northern and Southern California and the Pacific Northwest (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in our markets (such as earthquakes, wind, landslides, droughts, fires and other events). In addition, the State of California has had historical periods of budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in Northern and Southern California or the Pacific Northwest, or any decrease in demand for office space resulting from the California regulatory or business environment, could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our securities.

We derive a significant portion of our rental revenue from tenants in the technology and media and entertainment industries, which makes us particularly susceptible to demand for rental space in those industries.

A significant portion of our rental revenue is derived from tenants in the technology and media and entertainment industries. Consequently, we are susceptible to adverse developments affecting the demand by tenants in these industries for office, production and support space in Northern and Southern California and the Pacific Northwest and, more particularly, in Hollywood and the South of Market submarket of San Francisco. As we continue our development and potential acquisition activities in markets populated by knowledge-and creative-based tenants in the technology and media and entertainment industries, our tenant mix could become more concentrated, further exposing us to risks in those industries. Any adverse development in the technology and media and entertainment industries could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

Volatility in the United States and international capital markets and concern over a return to recessionary conditions in global economies, and the California economy in particular, may adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities as a result of the following potential consequences, among others:

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

Our 11601 Wilshire, Hill7 and Page Mill Hill properties have only been under our management since they were acquired in 2016. These properties may have characteristics or deficiencies unknown to us that could affect such properties’ valuation or revenue potential. In addition, there can be no assurance that the operating performance of such properties will not decline under our management. We cannot assure you that we will be able to operate these properties successfully.

We face significant competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.

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

We depend on significant tenants, and several of our properties are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2016, the 15 largest tenants in our office portfolio represented approximately 34.0%
of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2016, our two largest tenants were Google, Inc. and Uber Technologies, Inc., which together accounted for 7.2% of the annualized base rent generated by our office properties. If Google, Inc. and Uber Technologies, Inc. were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event described above could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2016, approximately 11.2% of the square footage of the office properties in our portfolio was available (taking into account uncommenced leases signed as of December 31, 2016), and an additional approximately 11.3% of the square footage of the office properties in our portfolio is scheduled to expire in 2017 (including leases scheduled to expire as of, but including, December 31, 2016). Furthermore, substantially all of the square footage of the media and entertainment properties in our portfolio (other than KTLA and Netflix leases at Sunset Bronson Studios) are typically short-term leases of one year or less. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

Thirteen of our properties are subject to ground leases (including properties with a portion of the land subject to a ground lease). See Part IV, Item 15(a) “Financial Statement and Schedules—Note 7 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments Future Minimum Rents” for more information regarding our ground lease agreements. If any of these ground leases are terminated following a default or expire without being extended, we may lose our interest in the related property and may no longer have the right to receive any of the rental income from such property, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

We carry commercial property (including earthquake), liability and terrorism coverage on all the properties in our portfolio (most are covered under a blanket insurance policy while a few are under individual policies), in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We have selected policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, we do not carry insurance for losses such as loss from riots or war because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, like those covering losses due to terrorism or earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could affect certain of our properties that are located in areas particularly susceptible to natural disasters. All of the properties we currently own are located in Northern and Southern California and the Pacific Northwest, areas especially susceptible to earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements.

Future terrorist activity or engagement in war by the United States may have an adverse effect on our financial condition and operating results.

Terrorist attacks in the United States and other acts of terrorism or war may result in declining economic activity, which could harm the demand for and the value of our properties. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction, or loss, and the availability of insurance for these acts may be less, and cost more, which could adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

Terrorist attacks and engagement in war by the United States also may adversely affect the markets in which our securities trade and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause decline in the demand for our office and media and entertainment leased space, delay the time in which our new or renovated properties reach stabilized occupancy, increase our operating expenses, such as those attributable to increased physical security for our properties, and limit our access to capital or increase our cost of raising capital.

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

On November 8, 2012, we entered into a joint venture with M. David Paul & Associates/Worthe Real Estate Group, or MDP/Worthe, to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. On January 7, 2015, we entered into a joint venture with the Canada Pension Plan Investment Board (“CPPIB”), through which CPPIB purchased a 45% interest in our 1455 Market Street office property. On October 7, 2016, we entered into another joint venture with CPPIB to acquire the Hill7 property, a 285,680 square-foot office property located in Seattle, Washington. In addition to our joint ventures with MDP/Worthe and CPPIB, we may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, pay scheduled principal payments on debt and pay capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Properties and Our Business,” as well as the following:

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

Risks Related to Our Organizational Structure

The Series A preferred units that were issued to some contributors in connection with our IPO in exchange for the contribution of their properties have certain preferences, which could limit our ability to pay dividends or other distributions to the holders of our securities or engage in certain business combinations, recapitalizations or other fundamental changes.

In exchange for the contribution of properties to our portfolio in connection with our IPO, some contributors received Series A preferred units in our operating partnership, which units have an aggregate liquidation preference of approximately $10.2 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on common stock. The Series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the Series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the Series A preferred units without the consent of the holders of Series A preferred units. Any preferred stock in our Company that we issue will be subordinate to the Series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of Series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding Series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding Series A preferred units for cash (at a price per unit equal to the redemption price). In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

Additionally, the partnership agreement provides that we and our directors and officers will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we, or such director or officer acted in good faith. The partnership agreement also provides that we will not be liable to the operating partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by the operating partnership or any limited partner, except for liability for our intentional harm or gross negligence. Moreover, the partnership agreement provides that our operating partnership is required to indemnify us and our directors, officers and employees, officers and employees of the operating partnership and our designees from and against any and all claims that relate to the operations of our operating partnership, except (i) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (ii) for any transaction for which the indemnified party received an improper personal benefit, in money, property or services or otherwise, in violation or breach of any provision of the partnership agreement or (iii) in the case of a criminal proceeding, if the indemnified person had reasonable cause to believe that the act or omission was unlawful. No reported decision of a Maryland appellate court has interpreted provisions similar to the provisions of the partnership agreement of our operating partnership that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability for money damages to the operating partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.

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

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could adversely affect our financial condition, results of operations, cash flow and per share trading price of our securities.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Our charter eliminates the liability of our directors and officers to us and our stockholders for monetary damages, except for liability resulting from:

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

In connection with our formation transactions for our IPO, we entered into tax protection agreements with certain third-party contributors that provide that if we dispose of any interest with respect to certain properties in a taxable transaction during the period from the closing of our IPO on June 29, 2010 through certain specified dates ranging until 2027, we will indemnify the third-party contributors for certain tax liabilities payable as a result of the sale (as well as tax liabilities payable as a result of the reimbursement payment). Certain contributors’ rights under the tax protection agreements with respect to these properties will, however, expire at various times (depending on the rights of such partner) during the period beginning in 2017 and prior to the expiration, in 2027, of the maximum period for indemnification. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages, if any, in the amount of certain taxes payable by these contributors (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

Our tax protection agreements may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Our tax protection agreements provide that during the period from the closing of our IPO on June 29, 2010, through certain specified dates ranging from 2017 to 2027, our operating partnership will offer certain holders of units who continue to hold the units received in respect of the formation transactions the opportunity to guarantee debt. If we fail to make such opportunities available, we will be required to indemnify such holders for certain tax liabilities, if any, resulting from our failure to make such opportunities available to them (and any tax liabilities payable as a result of the indemnity payment). We agreed to these provisions in order to assist certain contributors in deferring the recognition of taxable gain as a result of and after the formation transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

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

We currently own an interest in one taxable REIT subsidiary and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of our total assets may be represented by securities, including securities of taxable REIT subsidiaries, other than those securities includable in the 75% asset test. Further, for taxable years beginning after December 31, 2017, not more than 20% of our total assets may be represented by securities of taxable REIT subsidiaries. We anticipate that the aggregate value of the stock and securities of any taxable REIT subsidiaries and other nonqualifying assets that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with these limitations or avoid application of the 100% excise tax discussed above.

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

Income from “qualified dividends” payable to United States stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities.

The power of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders and unitholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to United States federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders and accordingly, distributions Hudson Pacific Properties, L.P. makes to its unitholders could be similarly reduced.

Legislative or other actions affecting REITs could have a negative effect on our investors and us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the United States Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, our portfolio consisted of 56 properties (52 wholly-owned properties and four properties owned by joint ventures), located in 13 California submarkets and in three Seattle submarkets, totaling approximately 15.0 million square feet.

Our in-service office properties include stabilized office properties and lease-up office properties. Stabilized office properties consist of Same-Store properties and Non-Same-Store properties. Lease-up properties are defined as those properties we recently purchased, developed, or redeveloped that have not yet reached 92.0% occupancy and are within one year following purchase and cessation of major construction activities, as applicable.

The following table sets forth certain information relating to each of the in-service office properties, redevelopment, development and held-for-sale properties owned as of December 31, 2016:

			Percent Leased(2)	Annualized Base Rent(3)	Annualized Base Rent Per Square Foot(4)
Location	Submarket	Square Feet(1)
SAME-STORE(5)
Greater Seattle, Washington
Northview Center	Lynnwood	182,009	84.4%	$3,290,522	$21.41
Met Park North	South Lake Union	190,748	95.7	5,157,599	28.25
Merrill Place	Pioneer Square	163,768	92.6	4,095,027	28.66
505 First Avenue	Pioneer Square	288,140	97.4	6,223,470	22.17
83 King Street	Pioneer Square	184,083	90.0	4,604,500	27.81
Subtotal		1,008,748	92.6%	23,371,118	25.25
San Francisco Bay Area, California
1455 Market Street(6)	San Francisco	1,025,833	99.7%	34,738,947	34.07
275 Brannan Street	San Francisco	54,673	100.0	3,166,361	57.91
625 Second Street	San Francisco	138,080	99.4	7,476,121	54.46
875 Howard Street	San Francisco	230,443	99.4	5,994,025	26.17
Rincon Center	San Francisco	580,850	91.9	24,330,869	45.73
Subtotal		2,029,879	97.4%	75,706,323	38.37
Los Angeles, California
Pinnacle I(7)	Burbank	393,777	97.0%	15,203,019	41.16
Pinnacle II(7)	Burbank	230,000	100.0	9,099,401	39.56
6922 Hollywood	Hollywood	205,523	87.7	8,227,961	46.52
Technicolor Building	Hollywood	114,958	100.0	5,043,851	43.88
3401 Exposition	West Los Angeles	63,376	100.0	2,702,871	42.65
10900 Washington	West Los Angeles	9,919	100.0	403,505	40.68
10950 Washington	West Los Angeles	159,025	100.0	6,414,707	40.34
604 Arizona	West Los Angeles	44,260	100.0	1,944,237	43.93

			Percent Leased(2)	Annualized Base Rent(3)	Annualized Base Rent Per Square Foot(4)
Location	Submarket	Square Feet(1)
9300 Wilshire	West Los Angeles	61,224	90.8	2,403,385	46.13
Del Amo Office	Torrance	113,000	100.0	3,327,208	29.44
Subtotal		1,395,062	96.9%	54,770,145	41.90
Total Same-Store		4,433,689	96.2%	153,847,586	36.36

NON-SAME-STORE
San Francisco Bay Area, California
901 Market Street	San Francisco	206,218	100.0	10,034,130	48.66
Towers at Shore Center	Redwood Shores	334,483	84.3	15,725,500	55.80
Skyway Landing	Redwood Shores	247,173	99.8	10,806,037	43.82
Lockheed	Palo Alto	42,899	100.0	2,923,996	68.16
2180 Sand Hill Road	Palo Alto	45,613	97.2	4,108,486	92.70
3400 Hillview	Palo Alto	207,857	100.0	13,334,941	64.15
Clocktower Square	Palo Alto	100,344	71.0	5,199,587	72.99
Foothill Research Center	Palo Alto	195,376	100.0	12,544,286	64.21
Embarcadero Place	Palo Alto	197,402	94.2	8,143,825	43.79
Page Mill Center	Palo Alto	176,245	99.9	11,738,492	66.64
Page Mill Hill	Palo Alto	182,676	97.4	11,382,043	63.99
Campus Center	Milpitas	471,580	100.0	15,279,192	32.40
1740 Technology	North San Jose	206,876	99.3	7,049,130	34.30
Concourse	North San Jose	944,386	96.8	28,110,231	31.00
Skyport Plaza	North San Jose	418,086	96.5	13,148,205	32.59
Subtotal		3,977,214	96.3%	169,528,081	44.31
Los Angeles, California
Element LA	West Los Angeles	284,037	100.0%	15,409,645	54.25
Subtotal		284,037	100.0%	15,409,645	54.25
Total Non-Same-Store		4,261,251	96.6%	184,937,726	44.99
Total Stabilized		8,694,940	96.4%	338,785,312	40.63

LEASE-UP
Greater Seattle, Washington
Hill7(8)	South Lake Union	285,680	80.4%	4,312,961	36.93
Subtotal		285,680	80.4%	4,312,961	36.93
San Francisco Bay Area, California
Peninsula Office Park	San Mateo	510,789	77.7%	17,423,165	45.57
Metro Center	Foster City	730,215	74.9	21,993,418	46.64
333 Twin Dolphin Plaza	Redwood Shores	182,789	80.3	7,741,898	52.73
555 Twin Dolphin Plaza	Redwood Shores	198,936	91.8	9,041,965	49.50
Shorebreeze	Redwood Shores	230,932	65.0	8,031,283	53.47
Palo Alto Square	Palo Alto	328,251	95.0	21,521,012	75.32
Techmart Commerce Center	Santa Clara	284,440	74.4	8,551,906	40.81
Gateway	North San Jose	609,093	82.5	14,606,280	30.72
Metro Plaza	North San Jose	456,921	83.9	11,738,413	32.16
Subtotal		3,532,366	80.2%	120,649,340	45.20
Los Angeles, California
11601 Wilshire	West Los Angeles	500,475	85.9%	16,109,529	38.85
Subtotal		500,475	85.9%	16,109,529	38.85

			Percent Leased(2)	Annualized Base Rent(3)	Annualized Base Rent Per Square Foot(4)
Location	Submarket	Square Feet(1)
Total Lease-up		4,318,521	80.9%	141,071,830	$44.07
Total In-Service		13,013,461	91.2%	$479,857,142	$41.58
REDEVELOPMENT
Greater Seattle, Washington
Merrill Place Theater Building	Pioneer Square	29,385	—%	$—	$—
Subtotal		29,385	—%	$—	$—
San Francisco Bay Area, California
875 Howard Street (1st Floor)	San Francisco	55,827	—%	$—	$—
Subtotal		55,827	—%	$—	$—
Los Angeles, California
405 Mateo	Downtown Los Angeles	83,285	—%	$—	$—
4th & Traction	Downtown Los Angeles	120,937	—	—	—
3402 Pico (Existing)(9)	West Los Angeles	50,687	—	—	—
Subtotal		254,909	—%	$—	$—
Total Redevelopment		340,121	—%	$—	$—

DEVELOPMENT
Greater Seattle, WA
450 Alaskan Way	Pioneer Square	166,800	54.8%	$—	$—
Subtotal		166,800	54.8%	$—	$—
Los Angeles, California
Icon	Hollywood	323,273	100.0%	$—	$—
CUE	Hollywood	91,953	100.0	—	—
Subtotal		415,226	100.0%	$—	$—
Total Development		582,026	87.0%	$—	$—

HELD-FOR-SALE
San Francisco Bay Area, California
222 Kearny Street(10)	San Francisco	148,797	88.7%	$6,930,440	$55.13
Total Held-for-Sale		148,797	88.7%	$6,930,440	$55.13
Total Redevelopment, Development and Held-for-Sale		1,070,944	59.6%	$6,930,440	$55.13
_____________

(1)
Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association, or BOMA, rentable area. Square footage may change over time due to re-measurement or re-leasing.

(2)	Calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2016, divided by (ii) total square feet, expressed as a percentage.

(3)
Presented on an annualized basis and is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced and uncommenced leases as of December 31, 2016, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

(4)	Calculated as (i) annualized base rent divided by (ii) square footage under commenced and uncommenced leases as of December 31, 2016.

(5)	Defined as all of the properties owned and included in our stabilized portfolio as of January 1, 2015 and still owned and included in the stabilized portfolio as of December 31, 2016.

(6)	We own 55% of the ownership interests in the consolidated joint venture that owns the 1455 Market Street property.

(7)	We own 65% of the ownership interests in the consolidated joint venture that owns the Pinnacle I and II properties.

(8)	We own 55% of the ownership interests in the consolidated joint venture that owns the Hill7 property.

(9)	On January 20, 2017, we entered into an agreement to sell our 3402 Pico (Existing) property.

(10)	On February 14, 2017, we sold our 222 Kearny Street property.

The following table sets forth certain information relating to each of the land properties owned as of December 31, 2016:

Location	Submarket	Square Feet(1)	Percent of Total
San Francisco Bay Area, California
Skyport Plaza	North San Jose	350,000	13.8%
Campus Center	Milpitas	946,350	37.2
Subtotal		1,296,350	51.0

Los Angeles, California
Epic (Sunset Bronson—Lot A)	Hollywood	300,000	11.8
Sunset Bronson—Lot D(2)	Hollywood	19,816	0.8
Sunset Gower—Redevelopment	Hollywood	423,396	16.7
Element LA	West Los Angeles	500,000	19.7
3402 Pico (Residential)(3)	West Los Angeles	TBD	—
Subtotal		1,243,212	49.0

TOTAL		2,539,562	100.0%
_____________

(1)	Represents management’s estimate of developable square feet, the majority of which remains subject to entitlement approvals that have not yet been obtained.

(2)	Square footage for Sunset Bronson Lot D represents management’s estimate of developable square feet for 33 residential units.

(3)	Management estimates that 3402 Pico (Residential) could be improved with up to 26 residential units. On January 20, 2017, we entered into an agreement to sell our 3402 Pico (Residential) property.

Leases at our media and entertainment properties are typically short-term leases of one year or less, other than the KTLA and Netflix leases at our Sunset Bronson Studios property. The following table sets forth certain information relating to each of the media and entertainment properties owned as of December 31, 2016:

Property	Square Feet	Percent Leased(1)	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)
Sunset Gower Studios	571,626	89.0%	$16,474,771	$32.39
Sunset Bronson Studios	308,026	89.4	9,519,585	34.57
TOTAL	879,652	89.1%	$25,994,356	$33.16
_____________

(1)	Represents the average percent leased for the 12 months ended December 31, 2016.

(2)	Reflects actual base rent for the 12 months ended December 31, 2016, excluding tenant reimbursements.

(3)	Calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2016.

Office Portfolio

Our office portfolio consists of 54 office properties comprising an aggregate of approximately 14.1 million square feet. As of December 31, 2016, our in-service office properties were approximately 91.2% leased (giving effect to leases signed but not commenced as of that date). All of our office properties are located in Northern and Southern California and the Pacific Northwest. As of December 31, 2016, the weighted average remaining lease term for our stabilized office portfolio was 4.6 years.

Tenant Diversification of Office Portfolio

Our office portfolio is currently leased to a variety of companies. The following table sets forth information regarding the 15 largest tenants in our office portfolio based on annualized base rent as of December 31, 2016:

Tenant	Number of Properties	Lease Expiration	Total Leased Square Feet	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
Google, Inc.(2)	2	Various	305,729	2.2%	$19,564,885	4.0%
Uber Technologies, Inc.(3)	2	Various	330,057	2.3	15,680,394	3.2
Riot Games, Inc.(4)	2	Various	286,629	2.0	15,563,610	3.2
Cisco Systems, Inc.(5)	2	Various	474,576	3.4	15,377,341	3.2
Qualcomm	1	7/31/2022	376,817	2.7	12,887,141	2.6
Salesforce.com(6)	1	Various	261,250	1.9	12,771,888	2.6
Square, Inc.	1	9/27/2023	338,910	2.4	11,425,384	2.3
Stanford(7)	3	Various	151,249	1.1	10,306,167	2.1
Warner Bros. Entertainment	1	12/31/2021	230,000	1.6	9,099,401	1.9
Warner Music Group	1	12/31/2019	195,166	1.4	8,169,569	1.7
NetSuite, Inc.(8)	1	Various	166,667	1.2	7,798,348	1.6
EMC Corporation(9)	2	Various	294,756	2.1	7,787,478	1.6
NFL Enterprises(10)	2	6/30/2021	167,606	1.2	6,818,212	1.4
GSA(11)	5	Various	202,097	1.4	6,473,190	1.3
AIG, Inc.	1	7/31/2017	132,600	0.9	6,232,200	1.3
Total			3,914,109	27.8%	$165,955,208	34.0%
_____________

(1)
Calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2016, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

(2)
Google, Inc. expirations by property and square footage: (i) 207,857 square feet at 3400 Hillview expiring on November 30, 2021 and (ii) 97,872 square feet at Foothill Research Center expiring on February 28, 2025.

(3)
Uber Technologies, Inc. expirations by property and square footage: (i) 20,246 square feet at Skyway Landing expiring March 31, 2017 and (ii) 309,811 square feet at 1455 Market Street expiring on February 28, 2025.

(4)
Riot Games, Inc. expirations by property and square footage: (i) 2,592 square feet at Shorebreeze expiring on November 30, 2017 and (ii) 284,037 square feet at Element LA expiring on March 31, 2030. This tenant may elect to exercise their early termination right at Element LA effective March 31, 2025.

(5)
Cisco Systems, Inc. expirations by property and square footage: (i) 2,996 square feet at Concourse expiring March 31, 2018 and (ii) 471,580 square feet at Campus Center expiring on December 31, 2019. This tenant may elect to exercise their early termination right at Campus Center effective December 31, 2017.

(6)
Salesforce.com is expected to take possession of an additional 4,144 square feet during the second quarter of 2017. Expirations by square footage: (i) 78,872 square feet expiring on July 31, 2025; (ii) 83,372 square feet expiring on April 30, 2027; (iii) 93,028 square feet expiring on October, 31, 2028; and (iv) 5,978 square feet of month-to-month storage space. This tenant may elect to exercise their early termination right with respect to 74,966 square feet between August 1, 2021 and September 30, 2021.

(7)
Stanford expirations by property and square footage: (i) Board of Trustees Stanford 18,753 square feet at Page Mill Hill expiring February 28, 2019; (ii) Stanford Healthcare 63,201 square feet at Page Mill Center expiring June 30, 2019; (iii) Stanford University 26,080 square feet at Palo Alto Square expiring on December 31, 2019; and (iv) Board of Trustees Stanford 43,215 square feet at Page Mill Center expiring December 31, 2022.

(8)	NetSuite, Inc. expirations by square footage: (i) 37,597 square feet expiring on August 31, 2019 and (ii) 129,070 square feet expiring May 31, 2022.

(9)
EMC expirations by property and square footage: (i) 66,510 square feet at 875 Howard Street expiring on June 30, 2019; (ii) 185,292 square feet at 505 First expiring on October 18, 2021; and (iii) 42,954 square feet at 505 First expiring on December 31, 2023.

(10)
NFL Enterprises by property and square footage: (i) 157,687 square feet at 10950 Washington and (ii) 9,919 square feet at 10900 Washington. This tenant may elect to exercise their early termination right with respect to 167,606 square feet effective June 30, 2020.

(11)
GSA expirations by property and square footage: (i) 71,729 square feet at 1455 Market Street expiring on February 19, 2019; (ii) 28,993 square feet at Northview Center expiring on April 4, 2020; (iii) 33,582 square feet at Rincon Center expiring May 31, 2020; (iv) 49,405 square feet at 901 Market Street expiring on July 31, 2021; and (v) 18,388 square feet at Concourse expiring on May 7, 2024.

Lease Distribution of Office Portfolio

The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2016:

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Leased Square Feet	Percentage of Office Portfolio Leased Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
2,500 or Less	243	27.5%	357,917	2.9%	$14,821,498	2.8%
2,501-10,000	372	42.2	1,924,427	15.4	84,287,724	16.1
10,001-20,000	89	10.1	1,243,109	9.9	56,975,262	10.9
20,001-40,000	70	7.9	1,914,803	15.3	86,338,664	16.4
40,001-100,000	34	3.9	1,962,938	15.7	89,861,177	17.1
Greater than 100,000	21	2.4	4,108,967	32.8	154,503,256	29.4
Building management use	25	2.8	153,181	1.2	—	—
Signed leases not commenced	28	3.2	845,630	6.8	38,184,513	7.3
Office Portfolio Total:	882	100.0%	12,510,972	100.0%	$524,972,094	100.0%
_____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including uncommenced leases, as of December 31, 2016 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations of Office Portfolio

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2016 plus available space, for each of the ten full calendar years beginning January 1, 2016 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Expiring Leases	Square Footage of Expiring Leases	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)
Vacant		1,573,433	11.2%
2016	8	77,452	0.6	$2,944,623	0.6%	$38.02
2017	182	1,504,130	10.7	61,667,751	11.8	41.00
2018	163	1,241,556	8.8	49,658,316	9.5	40.00
2019	141	2,255,198	16.0	88,826,633	16.9	39.39
2020	102	1,096,289	7.8	51,155,104	9.8	46.66
2021	83	1,707,194	12.1	70,444,725	13.4	41.26
2022	37	864,404	6.2	36,669,233	7.0	42.42
2023	27	798,745	5.7	30,597,416	5.8	38.31
2024	22	373,629	2.7	16,464,163	3.1	44.07
2025	12	656,042	4.7	31,667,839	6.0	48.27
Thereafter	25	904,868	6.4	46,003,682	8.8	50.84
Building management use	25	153,181	1.1	—	—	—
Signed leases not commenced(3)	28	845,630	6.0	38,184,513	7.3	45.16
Total/Weighted Average(4)	855	14,051,751	100.0%	$524,283,998	100.0%	$42.02
_____________

(1)
Presented on an annualized basis without regard to cancellation options and is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) as of December 31, 2016, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

(2)
Calculated for all lease expiration years as (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases, divided by (ii) square footage under commenced leases as of December 31, 2016.

(3)
Annualized base rent per leased square foot for signed leases but not yet commenced reflects uncommenced leases and is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under uncommenced leases for vacant space as of December 31, 2016, divided by (ii) square footage under uncommenced leases as of December 31, 2016.

(4)	Total expiring square footage does not include 32,654 square feet of month-to-month leases.

Historical Office Tenant Improvements and Leasing Commissions

The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Year Ended December 31,
	2016	2015	2014
Renewals (1)
Number of leases	124	90	22
Square feet	1,588,437	661,724	233,332
Tenant improvement costs per square foot (2)(3)	$9.19	$12.00	$0.70
Leasing commission costs per square foot (2)	7.59	6.71	2.82
Total tenant improvement and leasing commission costs (2)	$16.78	$18.71	$3.52

New leases (4)
Number of leases	140	135	29
Square feet	1,321,824	924,832	398,402
Tenant improvement costs per square foot (2)(3)	$52.56	$34.55	$43.26
Leasing commission costs per square foot (2)	16.28	13.70	13.21
Total tenant improvement and leasing commission costs (2)	$68.84	$48.25	$56.47

Total
Number of leases	264	225	51
Square feet	2,910,261	1,586,556	631,734
Tenant improvement costs per square foot (2)(3)	$28.89	$25.14	$27.54
Leasing commission costs per square foot (2)	11.53	10.78	9.38
Total tenant improvement and leasing commission costs (2)	$40.42	$35.92	$36.92
_____________

(1)	Excludes retained tenants that have relocated or expanded into new space within our portfolio.

(2)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.

(3)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted, at the time the lease commenced.

(4)	Includes retained tenants that have relocated or expanded into new space within our portfolio.

Historical Office Leasing Activity

The following table sets forth certain historical information regarding leasing activity for our office properties:

	Total Square Feet
	Year Ended December 31,
	2016	2015	2014
Vacant space available at the beginning of period	2,150,780	806,559	311,164
Expirations as of the last day of the prior period	241,474	61,586	208,299
Adjustment for remeasured square footage on new leases	(3,631)	(3,633)	491
Properties acquired vacant space	256,611	1,561,081	183,972
Properties placed in-service	—	166,800	413,000
Properties disposed vacant space	(231,589)	(54,268)	(8,900)
Leases expiring or terminated during the period	1,252,708	683,567	241,494
Total space available for lease	3,666,353	3,221,692	1,349,520
Leases with new tenants	798,026	533,577	359,077
Lease renewals	650,133	139,188	47,549
Leases signed (uncommenced) at the end of the period	644,761	398,147	136,335
Total space leased	2,092,920	1,070,912	542,961
Vacant space available for lease at the end of the period	1,573,433	2,150,780	806,559

Media and Entertainment Portfolio

Our portfolio of operating properties includes two properties that we consider to be media and entertainment properties, comprising an aggregate of 879,652 square feet. We define our media and entertainment properties as those properties in our portfolio that are primarily used for the physical production of media content, such as television programs, feature films, commercials, music videos and photographs. These properties generally also feature a traditional office component that is leased to production companies and content providers. The 12 month average percent leased for 2016 was approximately 89.1% for our media and entertainment properties. Our media and entertainment properties are located in prime Southern California submarkets.

Leasing Characteristics of Media and Entertainment Properties

The duration of typical lease terms for tenants of media and entertainment properties tends to be shorter than those of traditional office properties. Generally, lease terms are one year or less, as tenants are never certain as to whether their productions will continue to be carried by networks or cable channels. However, historically, many entertainment tenants have exercised renewal options such that their actual tenancy is extended for multiple years. Additionally, occupancy levels for sound stage space and office and support space tend to run in parallel, as a majority of stage users also require office and support space. In addition, we require tenants at our media and entertainment properties to use our facilities for items such as lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). Accordingly, our other property-related revenues tend to track overall occupancy of our media and entertainment properties. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

Description of Our Media and Entertainment Properties

Sunset Gower Studios, Hollywood, California

Sunset Gower Studios is a 15.7-acre media and entertainment property located in the heart of Hollywood, four blocks west of the Hollywood (101) Freeway. The property encompasses almost an entire city block, bordered by Sunset Boulevard to the north, Gower Street to the west, Gordon Street to the east and Fountain Avenue to the south. The property, a fixture in the Los Angeles-based entertainment industry since it was built in the 1920s, served as Columbia Pictures’ headquarters through 1972 and is now one of the largest independent media and entertainment properties in the United States. Sunset Gower Studios provides a fully-integrated environment for its media and entertainment-focused tenants within which they can access creative and technical talent for film and television production as well as post-production. Sunset Gower Studios typically serves as home to single-camera television and motion picture production tenants. The 12 month average percent leased for 2016 was approximately 89.0% at Sunset Gower Studios.

In addition to Sunset Gower Studios’ existing facilities, the current zoning designation for Sunset Gower Studios, M1-1—Limited Industrial, City of Los Angeles, permits a floor area ratio, or FAR, of 1.5x, which implies a maximum allowable density of 1,022,933 square feet, or an incremental 423,436 square feet above the existing 599,497 floor area ratio, including the Technicolor Building. However, as of December 31, 2016, we had no immediate plans to develop additional facilities on the property.

Sunset Bronson Studios, Hollywood, California

Sunset Bronson Studios is a 10.6 acre media and entertainment property located in the heart of Hollywood, one block west of the Hollywood (101) Freeway and in close proximity to the Sunset Gower Studios property. The property encompasses a full city block, bordered by Sunset Boulevard to the north, Bronson Avenue to the west, Van Ness Avenue to the east and Fernwood Avenue to the south. The property, which was built in phases from 1924 through 1981, formerly served as Warner Brothers Studios’ headquarters and has been continuously operated as a media and entertainment property since the 1920s. The property includes a Historical-Cultural Monument designation for the Site of the Filming of the First Talking Film (The Jazz Singer) that is specific to the building structure that fronts Sunset Boulevard. Similar to nearby Sunset Gower Studios, Sunset Bronson Studios is a multi-use property with a full complement of production, post-production and support facilities that enable its media and entertainment focused tenants to conduct their business in a collaborative and efficient setting. In contrast to Sunset Gower Studios, which typically serves single-camera television and motion picture productions, Sunset Bronson Studios caters to multi-camera television productions, such as game shows, talk shows or courtroom shows that record in video and require a control room to manage and edit the productions’ multiple cameras. The 12 month average percent leased for 2016 was approximately 89.4% at Sunset Bronson Studios.

In addition to Sunset Bronson Studios' existing facilities, the current zoning designation for Sunset Bronson Studios, M1-1—Limited Industrial, City of Los Angeles, permits a FAR of 1.5x, which implies a maximum allowable density of 689,565 square feet or an incremental 391,836 square feet above the existing 297,729 total FAR, including the KTLA portion of the property.

Sunset Bronson Studios Lot A

In connection with our purchase of Sunset Bronson Studios in 2008, we acquired a 67,381-square-foot undeveloped lot located on the northwest corner of Sunset Boulevard and Bronson Avenue. The lot is located two blocks west of the I-101 Freeway, between the Sunset Gower Studios and Sunset Bronson Studios properties. The site is currently used as a surface parking lot and can be developed to include up to 60,855 square feet of retail and office space based on current zoning, with the opportunity to add additional developable square footage through certain municipal land entitlement approvals. We estimate that with further entitlements, we could increase the developable square footage to approximately 273,913 square feet. While we are holding this property for its development potential, we do not currently have any plans for its development.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Hudson Pacific Properties, Inc. Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 10, 2017, Hudson Pacific Properties, Inc. had approximately 146,275,476 shares of common stock outstanding, including unvested restricted stock grants. Hudson Pacific Properties, Inc. common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010. The quarterly high, low and closing prices of our common stock from January 1, 2015 through December 31, 2016, as reported by the NYSE, are set forth below for the periods indicated.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. Currently, we pay distributions to our stockholders quarterly in March, June, September and December. Dividends are made to those stockholders who are stockholders as of the dividend record date. Dividends are paid at the discretion of our board of directors and dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deem relevant.

On December 31, 2016, the reported closing sale price per share of our common stock on the NYSE was $34.78. The following table shows our dividends declared, and the high, low and closing sale prices for our common stock as reported by the NYSE for the periods indicated:

Fiscal year 2016	High	Low	Close	Per Share of Common Stock Dividends Declared
First quarter	$29.60	$22.77	$28.92	$0.200
Second quarter	30.18	26.79	29.18	0.200
Third quarter	34.38	28.85	32.87	0.200
Fourth quarter	35.84	31.58	34.78	0.200

Fiscal year 2015	High	Low	Close	Per Share of Common Stock Dividends Declared
First quarter	$33.85	$29.82	$33.19	$0.125
Second quarter	34.25	28.09	28.37	0.125
Third quarter	31.84	27.57	28.79	0.125
Fourth quarter	30.97	26.66	28.14	0.200

The closing sale price for our common stock on February 10, 2017, as reported by the NYSE, was $35.65. As of February 10, 2017, there were 62 stockholders of record of our common stock.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of Hudson Pacific Properties, Inc. equity securities during the fourth quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1 - October 31, 2016	—	$—	N/A	N/A
November 1 - November 30, 2016	—	$—	N/A	N/A
December 1 - December 31, 2016	191,203	$34.50	N/A	N/A
Total	191,203	$34.50	N/A	N/A
_____________

(1)	The price paid per share is based on the closing price of Company common shares as of the date of the determination of the statutory federal tax income.

 Equity Compensation Plan Information

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Market for Hudson Pacific Properties, L.P. Common Capital, Related Unitholder Matters and Issuer Purchases of Units

There is no established public trading market for our operating partnership’s common units. As of the date this report was filed, there were six holders of record of common units (including through our general partnership interest).

As of February 10, 2017, our operating partnership had 569,045 common units outstanding that were not owned by us. There is no active trading market for our operating partnership units.

The following table reports the distributions per common unit declared during the years ended December 31, 2016 and 2015, respectively.

Fiscal year 2016	Per Unit Distributions Declared
First quarter	$0.200
Second quarter	0.200
Third quarter	0.200
Fourth quarter	0.200

Fiscal year 2015	Per Unit Distributions Declared
First quarter	$0.125
Second quarter	0.125
Third quarter	0.125
Fourth quarter	0.200

Recent Sales of Unregistered Securities

During the fourth quarter of December 31, 2016, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the fourth quarter of December 31, 2016, the Company issued an aggregate of 403,768 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 191,203 shares of common stock were forfeited to the Company in connection with restricted stock awards for a net issuance of 212,565 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the fourth quarter of December 31, 2016, our operating partnership issued an aggregate of 403,768 common units to the Company.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2016 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with over $6.68 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the repurchases of operating partnership equity securities during the fourth quarter of 2016:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)	Total Number Of Units Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Units That May Yet Be Purchased Under The Plans Or Programs
October 1 - October 31, 2016	—	$—	N/A	N/A
November 1 - November 30, 2016	17,533,099	$32.50	N/A	N/A
December 1 - December 31, 2016	191,203	$34.50	N/A	N/A
Total	17,724,302	$32.52	N/A	N/A
_____________

(1)	The price paid per unit is based on the closing price of Company common shares as of the date of the determination of the statutory federal tax income.

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

The following graph shows our cumulative total stockholder return for the five-year period ending on December 31, 2016. The graph assumes a $100 investment in each of the indices on December 31, 2011 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P 500, and industry peer groups. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Hudson Pacific Properties, Inc.	100.00	153.02	162.64	227.96	217.58	276.01
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
SNL U.S. REIT Equity	100.00	120.23	124.71	159.00	163.39	177.90
MSCI US REIT	100.00	117.77	120.68	157.34	161.30	175.17
NAREIT All Equity REITs	100.00	119.70	123.12	157.63	162.10	176.08

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial and operating data. The financial information has been derived from our historical Consolidated Balance Sheets and Statements of Operations, and is adjusted for the impact of subsequent accounting changes that require retrospective applications, if any. The following data should be read in conjunction with our financial statements and the related notes, see Part IV, Item 15(a) and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this report.
HUDSON PACIFIC PROPERTIES, INC. and HUDSON PACIFIC PROPERTIES, L.P. (in thousands)

	Year Ended December 31,
	2016	2015(1)	2014	2013	2012
Statements of Operations Data:
Total office revenues	593,236	481,718	213,786	165,441	120,328
Total Media & Entertainment revenues	46,403	39,132	39,629	40,117	40,133
Income from operations	89,407	47,388	48,677	27,960	14,267
_____________

(1)	Reflects our ownership of the properties acquired in the EOP Acquisition for the period from April 1, 2015 to December 31, 2015.

HUDSON PACIFIC PROPERTIES, INC.
	Year Ended December 31,
	2016	2015(1)	2014	2013	2012
Basic and diluted per share amounts:
Net income (loss) attributable to common stockholders—basic	$0.26	$(0.19)	$0.15	$(0.27)	$(0.41)
Net income (loss) attributable to common stockholders—diluted	$0.25	$(0.19)	$0.15	$(0.27)	$(0.41)
Weighted average shares of common stock outstanding—basic	106,188,902	85,927,216	65,792,447	55,182,647	41,640,691
Weighted average shares of common stock outstanding—diluted	110,369,055	85,927,216	66,509,447	55,182,647	$41,640,691
Dividends declared per common share	$0.800	$0.575	$0.500	$0.500	$0.500
_____________

(1)	Reflects our ownership of the properties acquired in the EOP Acquisition for the period from April 1, 2015 to December 31, 2015.

HUDSON PACIFIC PROPERTIES, INC. and HUDSON PACIFIC PROPERTIES, L.P. (in thousands)

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Investment in real estate, net(1)	$6,050,933	$5,359,600	$2,036,638	$1,844,614	$1,340,361
Total assets	6,678,998	6,254,035	2,335,140	1,553,321	1,147,638
Notes payable, net(1)	2,688,010	2,260,716	912,683	575,714	394,718
Total liabilities	2,966,071	2,514,821	1,049,948	643,624	446,495
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177	10,177	10,475	12,475
Series B cumulative redeemable preferred stock	—	—	145,000	145,000	145,000

Other data:
Cash flows provided by (used in)
Operating activities	$219,607	$174,856	$63,168	$41,547	$42,821
Investing activities	$(524,897)	$(1,797,699)	$(246,361)	$(424,042)	$(423,470)
Financing activities	$334,754	$1,658,641	$170,590	$393,947	$385,848
Stabilized office properties leased rate as of end of period(2)	96.4%	95.3%	94.6%	95.4%	93.5%
In-Service office properties leased rate as of end of period(3)	91.2%	90.1%	94.6%	95.4%	93.5%
Media & Entertainment occupied rate as of end of period(4)	89.1%	78.5%	71.6%	69.9%	73.7%
_____________

(1)	Balance for the years ended December 31, 2012, 2013 and 2014 does not reflect the classification related to the held for sale properties at December 31, 2016.

(2)	Stabilized office properties include Same-Store properties and Non-Same-Store properties.

(3)	In-service office properties include stabilized and lease-up office properties.

(4)	Percent occupied for media and entertainment properties is the average percent leased for the 12 months ended as of the year indicated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, see Part IV, Item 15(a). Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Part I, Item 1A, “Risk Factors” and the discussion under the captions “Forward-looking Statements” above and “Liquidity and Capital Resources” contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2016, our consolidated office portfolio consisted of approximately 14.1 million square feet of in-service, redevelopment, development and held-for-sale properties, and our media and entertainment portfolio consisted of 0.9 million square feet. As of December 31, 2016, our consolidated in-service office portfolio was 91.2% leased (including leases not yet commenced). Our media and entertainment properties were 89.1% leased for the trailing 12-month period ended December 31, 2016.

Current Year Acquisitions, Dispositions, Held for Sale, Redevelopment/Development and Financings

Acquisitions

The following table summarizes the properties acquired in 2016:

Property	Submarket	Date of Acquisition	Square Feet	Purchase Price(1) (in millions)
11601 Wilshire(2)	West Los Angeles	7/1/2016	500,475	$311.0
Hill7(3)	South Lake Union	10/7/2016	285,680	179.8
Page Mill Hill(4)	Palo Alto	12/12/2016	182,676	150.0
Total			968,831	$640.8
_____________

(1)	Represents purchase price before certain credits, prorations and closing costs.

(2)
Previously owned by an affiliate of Blackstone, the property has served as our corporate headquarters since its IPO. We funded this acquisition with proceeds from the unsecured revolving credit facility.

(3)
We purchased the property through a joint venture with the Canadian Pension Plan Investment Board. We own 55% of the ownership interest in the consolidated joint venture. In conjunction with the acquisition, the joint venture closed a secured non-recourse loan in the amount of $101.0 million. Refer to Part IV, Item 15(a) “Financial Statement and Schedules—Note 5 to the Consolidated Financial Statements—Notes Payable, net” for details.

(4)	We funded this acquisition with proceeds from the unsecured revolving credit facility.

Dispositions

The following table summarizes the properties sold in 2016. These properties were non-strategic assets to our portfolio:

Property	Date of Disposition	Square Feet	Sales Price(1) (in millions)
Bayhill Office Center	1/14/2016	554,328	$215.0
Patrick Henry Drive	4/7/2016	70,520	19.0
One Bay Plaza	6/1/2016	195,739	53.4
12655 Jefferson	11/4/2016	100,756	80.0
Total(2)		921,343	$367.4
_____________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	Excludes our sale of an option to acquire land at 9300 Culver on December 6, 2016.

Held for Sale

On December 30, 2016, we entered into an agreement to sell our 222 Kearny Street property for $51.8 million (before certain credits, prorations and closing costs). We determined that this property met the criteria to be classified as held for sale and reclassified the balances related to this property within the Consolidated Balance Sheets as of December 31, 2016 and 2015.
222 Kearny Street was subsequently sold on February 14, 2017. We applied $45.0 million of proceeds from the sale to pay down amounts outstanding under the unsecured revolving credit facility.

Redevelopment/Development

Properties are selected for redevelopment when we believe the result of doing so will render a higher economic return. We may engage in the development or redevelopment of office properties when market conditions support a favorable risk-adjusted return. A redevelopment can consist of a range of improvements to a property, and may constitute a complete structural renovation of a building or remodeling select areas to make the property more attractive to tenants. Redevelopment and development properties are excluded from our in-service portfolio to maintain consistency in evaluating our performance from period to period. The redevelopment and development process is generally capital-intensive and occurs over the course of several months or years. Commonly associated with newly-acquired properties, redevelopment efforts may also occur at properties we currently own. At December 31, 2016, there were a total of eight properties included in property under development in our Consolidated Balance Sheets: Merrill Place Theater Building, 875 Howard Street (1st Floor), 405 Mateo, 4th & Traction, 3402 Pico (Existing), 450 Alaskan Way, Icon and CUE.

Financings

On May 3, 2016, we drew on the $175.0 million 5-Year Term Loan due November 2020 and $125.0 million 7-Year Term Loan due November 2022, both of which were entered into on November 17, 2015. Amounts drawn were used to fully pay down $30.0 million of the 901 Market mortgage loan that was set to mature on October 31, 2016, to partially pay down $110.0 million of the Sunset Gower Studios & Sunset Bronson Studios mortgage loans and $100.0 million of the 5-Year Term Loan due April 2020.

On June 7, 2016, Pinnacle II Hudson MC Partners, our consolidated joint venture, entered into a $87.0 million ten-year mortgage loan secured by our Pinnacle II office property. This new loan has a maturity date of June 11, 2026 and bears a fixed rate of 4.30% per annum with interest only payable every month during the term of the loan and principal payment at maturity. Proceeds were used to fully pay down the previous loan secured by our Pinnacle II office property that was scheduled to mature on September 6, 2016.

On July 6, 2016, we entered into a private placement of debt for $150.0 million of 3.98% guaranteed senior notes due July 6, 2026. The $150.0 million was drawn on July 6, 2016. Proceeds were used to pay down the unsecured revolving credit facility. We also secured an additional $50.0 million of funds from a private placement of 3.66% guaranteed senior notes due September 15, 2023, which was drawn on September 15, 2016. Proceeds were used to pay down the unsecured revolving credit facility.

On October 7, 2016, we acquired Hill7 property through a consolidated joint venture. In conjunction with the acquisition, the joint venture closed a $101.0 million mortgage loan with a fixed interest rate of 3.38% per annum. This loan bears interest only payable every month during the term of the loan and principal payment at maturity.

Factors That May Influence Our Operating Results

Business and Strategy

We invest in Class-A office and media and entertainment properties located in high barrier-to-entry, innovation-centric submarkets with significant growth potential. Our positioning within these submarkets allows us to attract and retain quality, growth companies as tenants, many in the technology, media and entertainment sectors. The purchase of properties with a value-add component, typically through off-market transactions, also facilitates our growth. These types of assets afford us the opportunity to capture embedded rent growth and occupancy upside, and to strategically invest capital to reposition and redevelop assets to generate additional cash flow. We take a more measured approach to ground-up development, with most under construction, planned or potential projects located on ancillary sites part of existing operating assets. Management expertise across disciplines supports execution at all levels of the company’s operations. In particular, aggressive leasing and proactive asset management, combined with a focus on conservatively managing our balance sheet, are central to our strategy.

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2016, the percent leased for our in-service office properties was approximately 91.2% (or 88.7%, excluding leases signed but not commenced as of that date), and the percent leased for the media and entertainment properties (based on 12-month trailing average) was approximately 89.1%. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our media and entertainment properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets

The properties in our portfolio are all located in Northern and Southern California and the Pacific Northwest submarkets. Positive or negative changes in economic or other conditions in Northern and Southern California or the Pacific Northwest, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

Operating Expenses

Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years are generally passed on to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net lease properties. Certain of our properties have been reassessed for property tax purposes as a result of our IPO or their subsequent acquisition and other reassessments remain pending. In the case of completed reassessments, the amount of property taxes we pay reflects the valuations established with the county assessors for the relevant locations of each property as of IPO or their subsequent acquisition. With respect to pending reassessments, we similarly expect the amount of property taxes we pay to reflect the valuations established with such county assessors.

Taxable REIT Subsidiary

Hudson Pacific Services, Inc., or our services company, is a Maryland corporation that is wholly owned by our operating partnership. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes, and we may form additional taxable REIT subsidiaries in the future. Our services company generally may provide both customary and non-customary services to our tenants and engage in other activities that we may not engage in directly without adversely affecting our qualification as a REIT. Our services company and its wholly owned subsidiaries provide a number of services to certain tenants at our media and entertainment properties and, from time to time, one or more taxable REIT subsidiaries may provide services to our tenants at these and other properties. In addition, our operating partnership has contributed some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. We currently lease space to wholly owned subsidiaries of our services company at our media and entertainment properties and may, from time to time, enter into additional leases with one or more taxable REIT subsidiaries. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable), as a regular C corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

Critical Accounting Policies

Investment in Real Estate Properties

Acquisitions

Our acquisitions are accounted for using the acquisition method. The results of operations for each of these acquisitions are included in our Consolidated Statements of Operations from the date of acquisition.

During the fourth quarter of 2016 we early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which changes the definition of a business. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as an asset acquisition.

We evaluate each acquisition of real estate to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted for as a business combination. An integrated set of assets and activities would fail to qualify as a business if either (i) substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets or (ii) the integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e. revenue generated before and after the transaction). An acquired process is considered substantive if (i) the process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce), that is skilled, knowledgeable, and experienced in performing the process, (ii) the process cannot be replaced without significant cost, effort, or delay or (iii) the process is considered unique or scarce.

Acquisitions of real estate will generally not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and improvements and related intangible assets or liabilities) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

When we acquire properties that are considered business combinations, assets acquired and liabilities assumed are fair valued at the acquisition date. Assets acquired and liabilities assumed include, but are not limited to, land, building and improvements, intangible assets related to above-and below-market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. The initial accounting for a business combination is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price assignment are made within the measurement period, which typically does not exceed one year, within the Consolidated Balance Sheets. Acquisition-related expenses associated with business combinations are expensed in the period incurred.

When we acquire properties that are considered asset acquisitions, the purchase price is allocated based on relative fair value of the assets acquired and liabilities assumed. There is no measurement period concept for asset acquisitions, with the purchase price accounting being final in the period of acquisition. Additionally, acquisition-related expenses associated with asset acquisition are capitalized as part of the purchase price.

We assess fair value based on Level 2 and Level 3 inputs within the fair value framework, which includes estimated cash flow projections that utilize appropriate discount, capitalization rates, renewal probability and available market information, which includes market rental rate and market rent growth rates. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

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

Operating Properties

The properties are generally carried at cost less accumulated depreciation and amortization. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets as represented in the table below:

Asset Description	Estimated useful life (years)
Building and improvements	Shorter of the ground lease term or 39 years
Land improvements	15
Furniture and fixtures	5 to 7
Tenant improvements	Shorter of the estimated useful life or the lease term

We amortize above- and below-market lease intangibles to the rental line item of the Consolidated Statements of Operations over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. The in-place lease intangibles are amortized to the depreciation and amortization line item of the Consolidated Statements of Operations over the remaining non-cancellable lease term. When tenants vacate prior to the expiration of their lease, the amortization of intangible assets and liabilities is accelerated. We amortize above- and below-market ground lease intangibles to the office operating expense and media and entertainment operating expense line items of the Consolidated Statements of Operations over the remaining non-cancellable lease terms.

Impairment of Long-Lived Assets

We assess the carrying value of real estate assets and related intangibles for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with generally accepted accounting principles in the United States (“GAAP”). Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recognize impairment losses to the extent the carrying amount exceeds the fair value of the properties.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. We evaluate the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and our historical collection experience. We recognize an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. Historical experience has been within management’s expectations. For straight-line rent amounts, our assessment is based on amounts estimated to be recoverable over the term of the lease. We evaluate the collectability of straight-line rent receivables based on length of time the related rental receivables are past due, the current business environment and historical experience.

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

Stock-Based Compensation

Compensation cost of restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). During the fourth quarter of 2016, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), and elected to account for forfeitures of awards as they occur.

Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

Income Taxes

Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market Street and Hill7 properties, REITs) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

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

We own and may acquire direct or indirect interests in one or more Subsidiary REITs. A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to federal income tax, (ii) shares in such REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

We believe that our operating partnership is properly treated as a partnership for federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. As such, no provision for federal income taxes has been included for the operating partnership.

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

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2016, we have not established a liability for uncertain tax positions.

We and our TRS file income tax returns with the United States federal government and various state and local jurisdictions. We and our TRS are no longer subject to tax examinations by tax authorities for years prior to 2012. Generally, we have assessed our tax positions for all open years, which include 2012 to 2016, and concluded that there are no material uncertainties to be recognized.

Results of Operations

The following table identifies each of the properties in our portfolio acquired through December 31, 2016 (excluding properties sold prior to January 1, 2016):

Properties	Acquisition Date	Square Feet	Consideration Paid (In thousands)
Predecessor properties:
875 Howard Street	2/15/2007	286,270	$—
Sunset Gower Studios	8/17/2007	545,673	—
Sunset Bronson Studios	1/30/2008	308,026	—
Technicolor Building	6/1/2008	114,958	—
Properties acquired after IPO:
Del Amo Office	8/13/2010	113,000	27,327
9300 Wilshire	8/24/2010	61,224	14,684
222 Kearny Street	10/8/2010	148,797	34,174

1455 Market Street(1)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan Street	8/19/2011	54,673	12,370
625 Second Street	9/1/2011	138,080	57,119
6922 Hollywood	11/22/2011	205,523	92,802
6050 Sunset Blvd. & 1445 N. Beachwood Drive	12/16/2011	20,032	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market Street	6/1/2012	206,199	90,871
Element LA	9/5/2012	247,545	88,436
1455 Gordon Street	9/21/2012	5,921	2,385
Pinnacle I(2)	11/8/2012	393,777	209,504
3401 Exposition	5/22/2013	63,376	25,722
Pinnacle II(2)	6/14/2013	230,000	136,275
Seattle Portfolio (First & King, Met Park North and Northview Center)	7/31/2013	844,980	368,389
1861 Bundy	9/26/2013	36,492	11,500
Merrill Place	2/12/2014	193,153	57,034
3402 Pico (Existing)	2/28/2014	50,687	18,546
12655 Jefferson(3)	10/14/2014	100,756	38,000
EOP Northern California Portfolio (see table on next page for property list)(4)	4/1/2015	7,941,273	3,767,869
4th & Traction	5/22/2015	120,937	49,250
405 Mateo	8/17/2015	83,285	40,000
11601 Wilshire	7/1/2016	500,475	311,000
Hill7	10/7/2016	285,680	179,800
Page Mill Hill	12/12/2016	182,676	150,000
Properties under development(5):
Icon(6)	N/A	323,273	N/A
CUE(7)	N/A	91,953	N/A
450 Alaskan Way(8)	N/A	166,800	N/A
Total		15,885,380	$6,136,882
_____________

(1)	We sold a 45% joint venture interest in the 1455 Market Street property on January 7, 2015.

(2)
We acquired a 98.25% joint venture interest in the Pinnacle I property on November 8, 2012. On June 14, 2013 our joint venture partner contributed its interest in Pinnacle II, which reduced our entire interest in the joint venture to 65.0%.

(3)	This property was sold during the fourth quarter of 2016.

(4)	Includes Bayhill Office Center, which was sold on January 14, 2016, Patrick Henry Drive, which was sold on April 7, 2016, and One Bay Plaza, which was sold on June 1, 2016.

(5)	The properties under development were included within acquisitions listed above.

(6)	This development was completed in the fourth quarter of 2016 and is estimated to be stabilized in the second quarter of 2017.

(7)	We estimate this development will be completed in the third quarter of 2017 and stabilized in the second quarter of 2019.

(8)	We estimate this development will be completed in the fourth quarter of 2017 and stabilized in the second quarter of 2018.

The following table identifies each of the properties that were acquired as part of the EOP Acquisition (excluding properties sold prior to January 1, 2016):

Properties	Square Feet
Properties currently owned:
Metro Center	730,215
2180 Sand Hill Road	45,613
Campus Center	471,580
Palo Alto Square	328,251
Lockheed	42,899
3400 Hillview	207,857
Foothill Research Center	195,376
Clocktower Square	100,344
Page Mill Center	176,245
555 Twin Dolphin Plaza	198,936
Shorebreeze	230,932
333 Twin Dolphin Plaza	182,789
Towers at Shore Center	334,483
Skyway Landing	247,173
Gateway	609,093
Metro Plaza	456,921
1740 Technology	206,876
Skyport Plaza	418,086
Peninsula Office Park	510,789
Concourse	944,386
Techmart Commerce Center	284,440
Embarcadero Place	197,402
Properties sold:
Bayhill Office Center	554,328
One Bay Plaza	195,739
Patrick Henry Drive	70,520
Total	7,941,273

The following table identifies each of the properties that were disposed through December 31, 2016:

Property	Disposition Date	Square Feet	Sales Price(1) (in millions)
City Plaza	7/12/2013	333,922	$56.0
Tierrasanta	7/16/2014	112,300	19.5
First Financial	3/6/2015	223,679	89.0
Bay Park Plaza	9/29/2015	260,183	90.0
Bayhill Office Center	1/14/2016	554,328	215.0
Patrick Henry Drive	4/7/2016	70,520	19.0
One Bay Plaza	6/1/2016	195,739	53.4
12655 Jefferson	11/4/2016	100,756	80.0
Total(2)(3)		1,851,427	$621.9

_____________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	Excludes the disposition of a 45% interest in the 1455 Market Street office property on January 7, 2015.

(3)	Excludes our sale of an option to acquire land at 9300 Culver on December 6, 2016.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”) from continuing operations. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP and should not be considered an alternative to income from continuing operations, as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions. All companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management, because when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing a perspective not immediately apparent from income from continuing operations. We calculate net operating income as net income (loss) excluding corporate general and administrative expenses, depreciation and amortization, impairments, gains/losses on sales of real estate, interest expense, acquisition-related expenses and other non-operating items. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI on a cash basis is NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and other non-cash adjustments to revenue and expenses.

Management further evaluates NOI by evaluating the performance from the following property groups:

•
Same-Store Properties—which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2015 and still owned and included in the stabilized portfolio as of December 31, 2016,

•
Non-Same-Store properties, development projects, redevelopment properties, and lease-up properties as of December 31, 2016; and other properties not owned or in operation from January 1, 2015 through December 31, 2016. The activity from the EOP acquisition is included in non-same store properties.

The following table presents our NOI for the years ended December 31, 2016 and 2015 and a reconciliation of net income (loss) to NOI:

	Year Ended December 31,
	2016	2015	Dollar Change	Percentage Change
Net income (loss)	$43,758	$(16,082)	$59,840	372.1%
Adjustments:
Interest expense	76,044	50,667	25,377	50.1
Interest income	(260)	(124)	(136)	109.7
Unrealized loss on ineffective portion of derivative instruments	1,436	—	1,436	100.0
Acquisition-related expenses	376	43,336	(42,960)	(99.1)
Other (income) expense	(1,558)	62	(1,620)	(2,612.9)
Gains on sales	(30,389)	(30,471)	82	(0.3)
Income from operations	89,407	47,388	42,019	88.7
Adjustments:
General and administrative	52,400	38,534	13,866	36.0
Depreciation and amortization	269,087	245,071	24,016	9.8
Net Operating Income	$410,894	$330,993	$79,901	24.1%

Same-Store net operating income	$155,989	$137,148	$18,841	13.7%
Non-Same-Store net operating income	254,905	193,845	61,060	31.5
Net Operating Income	$410,894	$330,993	$79,901	24.1%

The following table summarizes certain statistics of our same-store office and media and entertainment properties for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Number of properties	20	20
Rentable square feet	4,433,689	4,433,689
Ending % leased	96.2%	94.0%
Ending % occupied	95.4%	92.4%
Average % occupied for the period	93.0%	92.8%
Average annual rental rate per square foot	$36.36	$34.01

The following table gives further detail on our NOI for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016			2015
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$156,258	$330,698	$486,956	$144,822	$249,721	$394,543
Tenant recoveries	28,463	55,923	84,386	27,703	38,532	66,235
Parking and other	16,096	5,798	21,894	15,450	5,490	20,940
Total office revenues	200,817	392,419	593,236	187,975	293,743	481,718

Media & Entertainment
Rental	26,837	—	26,837	23,027	—	23,027
Tenant recoveries	1,884	—	1,884	943	—	943
Other property-related revenue	17,380	—	17,380	14,849	—	14,849
Other	302	—	302	313	—	313
Total Media & Entertainment revenues	46,403	—	46,403	39,132	—	39,132

Total revenues	247,220	392,419	639,639	227,107	293,743	520,850

Operating expenses
Office operating expenses	65,421	137,514	202,935	66,233	99,898	166,131
Media & Entertainment operating expenses	25,810	—	25,810	23,726	—	23,726
Total operating expenses	91,231	137,514	228,745	89,959	99,898	189,857

Office Net Operating Income	135,396	254,905	390,301	121,742	193,845	315,587
Media & Entertainment Net Operating Income	20,593	—	20,593	15,406	—	15,406
Net Operating Income	$155,989	$254,905	$410,894	$137,148	$193,845	$330,993

The following table gives further detail on our change to NOI for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$11,436	7.9%	$80,977	32.4%	$92,413	23.4%
Tenant recoveries	760	2.7	17,391	45.1	18,151	27.4
Parking and other	646	4.2	308	5.6	954	4.6
Total office revenues	12,842	6.8	98,676	33.6	111,518	23.2

Media & Entertainment
Rental	3,810	16.5	$—	—	3,810	16.5
Tenant recoveries	941	99.8	—	—	941	99.8
Other property-related revenue	2,531	17.0	—	—	2,531	17.0
Other	(11)	(3.5)	—	—	(11)	(3.5)
Total Media & Entertainment revenues	7,271	18.6	—	—	7,271	18.6

Total revenues	20,113	8.9	98,676	33.6	118,789	22.8

Operating expenses
Office operating expenses	(812)	(1.2)	37,616	37.7	36,804	22.2
Media & Entertainment operating expenses	2,084	8.8	—	—	2,084	8.8
Total operating expenses	1,272	1.4	37,616	37.7	38,888	20.5

Office Net Operating Income	13,654	11.2	61,060	31.5	74,714	23.7
Media & Entertainment Net Operating Income	5,187	33.7	—	—	5,187	33.7
Net Operating Income	$18,841	13.7%	$61,060	31.5%	$79,901	24.1%

NOI increased $79.9 million, or 24.1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily resulting from:

•
A $13.7 million or 11.2% increase in NOI from our same-store office properties resulting primarily from higher rents, in turn resulting primarily from rental income related to new leases signed at our 1455 Market Street (Uber and Vevo) and 625 Second Street (Anaplan, Metamarkets and Github) properties at higher rents than expiring leases, and increased tenant recoveries due to increased property tax recoveries arising from the reassessment of the Technicolor Building and Element LA. The increase was partially offset by straight-line rent write-off related to our 875 Howard Street property (Heald College) recognized in the second quarter of 2015 and decreased tenant recoveries due to lower property tax recoveries resulting from the reassessment of the 1455 Market Street property.

•
A $61.1 million or 31.5% increase in net operating income from our non-same-store properties driven primarily by the EOP Acquisition and 2016 acquisitions. The increase was also related to higher rents and occupancy due to lease-up of our Element LA (Riot Games), 901 Market Street (Saks), Page Mill Center (Toyota Research Institute and Stanford), Skyport Plaza (Qualcomm), Lockheed, and Metro Center (BrightEdge) properties. The increase was partially offset by the sale of our First Financial (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016) and One Bay Plaza (sold in June 2016) properties.

•
A $5.2 million or 33.7% increase in NOI from our same-store media and entertainment properties resulting primarily from higher occupancy at Sunset Bronson Studios and Sunset Gower Studios. In the first quarter of 2015, we decided to take certain buildings and stages offline to facilitate our Icon and CUE developments and other longer-term plans for the Sunset Bronson Studios property. In addition, other property-related revenues increased primarily due to the completion of parking structures at Sunset Bronson Studios and Sunset Gower Studios in the fourth quarter of 2015. The increase in other property-related revenue largely resulted from higher production activity and revenues associated with lighting and grip at Sunset Bronson Studios.

Office NOI

Same-Store

Same-Store office rental revenue increased $11.4 million or 7.9% to $156.3 million for the year ended December 31, 2016 compared to $144.8 million for the year ended December 31, 2015. The increase is primarily due to rental income relating to new leases signed at our 1455 Market Street (Uber and Vevo) and 625 Second Street (Anaplan, Metamarkets and Github) properties at higher rents than expiring leases. The increase was partially offset by a straight-line rent write-off related to the 875 Howard Street property (Heald College) recognized in the second quarter of 2015.

Same-Store office tenant recoveries increased by $0.8 million or 2.7% to $28.5 million for the year ended December 31, 2016 compared to $27.7 million for the year ended December 31, 2015. The increase is primarily related to increased property tax recovery resulting from reassessments of the Technicolor Building and Element LA properties, partially offset by lower property tax recovery resulting from a reassessment of the 1455 Market Street property.

Same-Store office parking and other revenue was $16.1 million for the year ended December 31, 2016, relatively flat as compared to $15.5 million for the year ended December 31, 2015.

Same-Store office operating expenses were $65.4 million for the year ended December 31, 2016, relatively flat as compared to $66.2 million for the year ended December 31, 2015.

Non-Same-Store

Non-Same-Store office rental revenue increased $81.0 million, or 32.4%, to $330.7 million for the year ended December 31, 2016 compared to $249.7 million for the year ended December 31, 2015, driven primarily by the EOP Acquisition and 11601 Wilshire acquisition. The increase was also related to higher rents and occupancy attributable to lease-up of our Element LA (Riot Games), 901 Market Street (Saks), Page Mill Center (Toyota Research Institute and Stanford), Skyport Plaza (Qualcomm), Lockheed and Metro Center (BrightEdge) properties. The increase was partially offset by the sale of our First Financial (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016) and One Bay Plaza (sold in June 2016) properties.

Non-Same-Store office tenant recoveries increased $17.4 million, or 45.1%, to $55.9 million for the year ended December 31, 2016 compared to $38.5 million for the year ended December 31, 2015. The increase is primarily attributable to the EOP Acquisition, 11601 Wilshire acquisition, and 100% occupancy at our Element LA property, partially offset by the sale of our First Financial (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016), and One Bay Plaza (sold in June 2016) properties.

Non-Same-Store office parking and other revenue was $5.8 million for the year ended December 31, 2016, relatively flat as compared to $5.5 million for the year ended December 31, 2015.

Non-Same-Store office operating expenses increased by $37.6 million, or 37.7%, to $137.5 million for the year ended December 31, 2016 compared to $99.9 million for the year ended December 31, 2015. The increase is primarily attributable to the EOP Acquisition, 11601 Wilshire acquisition, and 100% occupancy at our Element LA property, partially offset by the sale of our First Financial (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016) and One Bay Plaza (sold in June 2016) properties.

Same-Store Media & Entertainment

Media and entertainment rental revenue, tenant recoveries and other property-related revenue increased by $7.3 million or 18.6% to $46.4 million for the year ended December 31, 2016 compared to $39.1 million for the year ended December 31, 2015. The increase is primarily attributable to a $3.8 million increase in rental revenues to $26.8 million and a $2.5 million increase in other property-related revenue to $17.4 million. The increase in rental revenue is primarily due to higher occupancy at Sunset Gower Studios and Sunset Bronson Studios. The increase in other property-related revenue largely resulted from higher production activity and revenues associated with lighting and grip at Sunset Bronson Studios during the year ended December 31, 2016 as compared to the same period in 2015.

Media and entertainment operating expenses increased by $2.1 million, or 8.8%, to $25.8 million for the year ended December 31, 2016 compared to $23.7 million for the year ended December 31, 2015. The increase is primarily attributable to higher occupancy at Sunset Gower Studios and Sunset Bronson Studios

Other Expense (Income)

General and administrative expenses include wages and salaries for corporate level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $13.9 million, or 36.0%, to $52.4 million for the year ended December 31, 2016 compared to $38.5 million for the year ended December 31, 2015. The increase in general and administrative expenses was primarily attributable to stock-compensation awards, office expenses, shareholder relations costs and increased staffing to meet operational needs arising from growth related to the EOP Acquisition.

Depreciation and amortization expense increased $24.0 million, or 9.8%, to $269.1 million for the year ended December 31, 2016 compared to $245.1 million for the year ended December 31, 2015. The increase was primarily related to depreciation expenses associated with properties in the EOP Acquisition and acquisitions in 2016. The remaining increase is related to tenant improvement depreciation expense associated with the lease-up of our Element LA and 1455 Market Street properties, lease termination at our Rincon Center property, and increase in depreciation expense at Sunset Gower Studios related to the recently completed parking garage, partially offset by the reduction of depreciation expense as a result of the sale of our 2015 and 2016 disposed properties, and increased depreciation expense related to our 875 Howard Street property (Heald College) due to an early termination in the second quarter of 2015.

Interest expense increased $25.4 million, or 50.1%, to $76.0 million for the year ended December 31, 2016 compared to $50.7 million for the year ended December 31, 2015. At December 31, 2016, we had $2.71 billion, before deferred loan costs recorded as a net against the loan balance, of notes payable, compared to $2.28 billion at December 31, 2015. The increase was primarily attributable to $400.0 million of term loans and private placement borrowings and additional borrowings related to our Hill7 loan, partially offset by interest savings related to our paydown of our five-year term loan due April 2020, repayment of our indebtedness associated with our 901 Market Street property, and paydown on our indebtedness associated with our Sunset Gower Studios/Sunset Bronson Studios property. The increase in interest expense was further offset by increased capitalized interest primarily due to the Icon, CUE, 4th & Traction, and 405 Mateo developments, partially offset by lower capitalized interest primarily due to Element LA redevelopment during the year ended December 31, 2016 compared to the same period in 2015.

We recognized unrealized loss of $1.4 million related to a portion of our derivative instruments that was evaluated to be ineffective in 2016. In July 2016, we amended the interest rate swaps to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swaps as a hedge in order to minimize the ineffective portion of the original derivative instruments.

Acquisition-related expenses decreased $43.0 million, or 99.1%, to $0.4 million for the year ended December 31, 2016 compared to $43.3 million for the year ended December 31, 2015. We incurred $43.3 million of acquisition-related expenses associated with the EOP Acquisition and incurred $0.4 million of acquisition-related expenses associated with the acquisition of our 11601 Wilshire property purchased on July 1, 2016.

During 2016 we completed the sale of our Bayhill Office Center, Patrick Henry Drive, One Bay Plaza, and 12655 Jefferson properties and sale related to our option to acquire land at 9300 Culver, which generated gains of $30.4 million for the year ended December 31, 2016 compared to a $30.5 million gain on sale of real estate for the year ended December 31, 2015 resulting from the sale of our First Financial and Bay Park Plaza properties.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

Management evaluates NOI by evaluating the performance from the following property groups for the comparison of the year ended December 31, 2015 to 2014 results of operations:

•
Same-Store Properties—which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2014 and still owned and included in the stabilized portfolio as of December 31, 2015,

•
Non-Same-Store properties, development projects, redevelopment properties, and lease-up properties as of December 31, 2015; and other properties not owned or in operation from January 1, 2014 through December 31, 2015.

The following table presents our NOI for the years ended December 31, 2015 and 2014 and a reconciliation of net (loss) income to NOI:

	Year Ended December 31,
	2015	2014	Dollar Change	Percentage Change
Net (loss) income	$(16,082)	$23,522	$(39,604)	(168.4)%
Adjustments:
Interest expense	50,667	25,932	24,735	95.4
Interest income	(124)	(30)	(94)	313.3
Acquisition-related expenses	43,336	4,641	38,695	833.8
Other expense (income)	62	(14)	76	542.9
Gains on sales	(30,471)	(5,538)	(24,933)	450.2
Net loss from discontinued operations	—	164	(164)	(100.0)
Income from operations	47,388	48,677	(1,289)	(2.6)
Adjustments:
General and administrative	38,534	28,253	10,281	36.4
Depreciation and amortization	245,071	72,216	172,855	239.4
Net Operating Income	$330,993	$149,146	$181,847	121.9%

Same-Store net operating income	$134,020	$133,186	$834	0.6%
Non-Same-Store net operating income	196,973	15,960	181,013	1,134.2
Net Operating Income	$330,993	$149,146	$181,847	121.9%

The following table summarizes certain statistics of our same-store office and media and entertainment properties for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Number of properties	19	19
Rentable square feet	4,355,341	4,355,341
Ending % leased	93.8%	95.6%
Ending % occupied	92.4%	93.4%
Average % occupied for the period	92.6%	90.6%
Average annual rental rate per square foot	$34.48	$33.07

The following tables give further detail on the Net Operating Income from continuing operations, as defined, for our total portfolio for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015			2014
	Same-Store	Non-Same-Store	Total	Same Store	Non-Same-Store	Total
Revenues
Office
Rental	$142,928	$251,615	$394,543	$136,723	$20,083	$156,806
Tenant recoveries	27,505	38,730	66,235	32,722	1,787	34,509
Parking and other	15,322	5,618	20,940	19,478	2,993	22,471
Total office revenues	185,755	295,963	481,718	188,923	24,863	213,786

Media & Entertainment
Rental	23,027	—	23,027	22,138	—	22,138
Tenant recoveries	943	—	943	1,128	—	1,128
Other property-related revenue	14,849	—	14,849	15,751	—	15,751
Other	313	—	313	612	—	612
Total Media & Entertainment revenues	39,132	—	39,132	39,629	—	39,629

Total revenues	224,887	295,963	520,850	228,552	24,863	253,415

Operating expenses
Office operating expenses	67,141	98,990	166,131	69,469	8,903	78,372
Media & Entertainment operating expenses	23,726	—	23,726	25,897	—	25,897
Total operating expenses	90,867	98,990	189,857	95,366	8,903	104,269

Office Net Operating Income	118,614	196,973	315,587	119,454	15,960	135,414
Media & Entertainment Net Operating Income	15,406	—	15,406	13,732	—	13,732
Net Operating Income	$134,020	$196,973	$330,993	$133,186	$15,960	$149,146

	Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$6,205	4.5%	$231,532	1,152.9%	$237,737	151.6%
Tenant recoveries	(5,217)	(15.9)	36,943	2,067.3	31,726	91.9
Parking and other	(4,156)	(21.3)	2,625	87.7	(1,531)	(6.8)
Total office revenues	(3,168)	(1.7)	271,100	1,090.4	267,932	125.3

Media & Entertainment
Rental	889	4.0	—	—	889	4.0
Tenant recoveries	(185)	(16.4)	—	—	(185)	(16.4)
Other property-related revenue	(902)	(5.7)	—	—	(902)	(5.7)
Other	(299)	(48.9)	—	—	(299)	(48.9)
Total Media & Entertainment revenues	(497)	(1.3)	—	—	(497)	(1.3)

Total revenues	(3,665)	(1.6)	271,100	1,090.4	267,435	105.5

Operating expenses
Office operating expenses	(2,328)	(3.3)	90,087	1,011.9	87,759	112.0
Media & Entertainment operating expenses	(2,171)	(8.4)	—	—	(2,171)	(8.4)
Total operating expenses	(4,499)	(4.7)	90,087	1,011.9	85,588	82.1

Office Net Operating Income	(840)	(0.7)	181,013	1,134.2	180,173	133.1
Media & Entertainment Net Operating Income	1,674	12.2	—	—	1,674	12.2
Net Operating Income	$834	0.6%	$181,013	1,134.2%	$181,847	121.9%

Net Operating Income increased $181.8 million, or 121.9%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily resulting from:

•
A $181.0 million or 1,134.2% increase in net operating income from our non-same-store properties resulting primarily from the EOP Acquisition on April 1, 2015. The remaining increase is a result of lease-up of our Element LA (Riot Games), 901 Market Street (Nordstrom Rack, Saks and Company, Nerdwallet), 3401 Exposition (Deluxe Entertainment Services) properties and income from our purchase of the Broadway properties-secured note receivable, which we purchased on August 19, 2014. This increase was partially offset by the sale of our First Financial property on March 5, 2015 and the sale of our Tierrasanta property on July 16, 2014.

•
A $0.8 million or 0.7% decrease in net operating income from our same-store office properties resulting primarily from a decrease in lease termination fees in the current year as compared to the prior year. During the year ended December 31, 2014 we received one-time lease termination fees from Fox Interactive ($3.1 million) and The Children’s Place ($1.2 million). The decrease was partially offset by the lease-up of our 1455 Market Street (Uber and Square) and Rincon Center (Sales Force) properties.

•
A $1.7 million or 12.2% increase in NOI from our same-store media and entertainment properties resulting primarily from the higher rental revenue generated by strong occupancy and heightened production activity at the Sunset Gower Studios property, partially offset by our decision to take certain buildings and stages offline to facilitate our Icon development and other longer-term plans for the Sunset Bronson Studios property.

The year-over-year changes in the items that comprise same-store net operating income are primarily attributable to the factors discussed below.

Same-Store Office

Same-Store office rental revenue increased $6.2 million or 4.5% to $142.9 million for the year ended December 31, 2015 compared to $136.7 million for the year ended December 31, 2014. The increase is primarily due to rental income relating to new leases signed at our 1455 Market Street (Uber and Square) and Rincon Center (Sales Force) properties at higher rents than expiring leases, partially offset by a one-time GAAP straight line rent write-off at our 875 Howard Street property (Heald College).

Same-Store office tenant recoveries decreased by $5.2 million or 15.9% to $27.5 million for the year ended December 31, 2015 compared to $32.7 million for the year ended December 31, 2014. The decrease is primarily related to $3.6 million of one-time property tax recoveries resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to the third quarter of 2014.

Same-Store office parking and other revenue decreased by $4.2 million or 21.3% to $15.3 million for the year ended December 31, 2015 compared to $19.5 million for the year ended December 31, 2014. The decrease is primarily due to a one time termination fee at our 625 Second Street (Fox Interactive) and 222 Kearny Street (The Children’s Place) properties recognized in 2014.

Same-Store office operating expenses decreased by $2.3 million or 3.3% to $67.1 million for the year ended December 31, 2015 compared to $69.5 million for the year ended December 31, 2014. The decrease is primarily due to one time property tax expenses of $4.7 million resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to the third quarter of 2014, partially offset by increases in operating expenses across all same store properties.

Same-Store Media & Entertainment

Media and entertainment rental revenue, tenant recoveries and other property-related revenue decreased by $0.5 million or 1.3% to $39.1 million for the year ended December 31, 2015 compared to $39.6 million for the year ended December 31, 2014. The decrease is primarily due to the decision to take certain buildings and stages offline to facilitate the Icon development and other longer-term plans for the Sunset Bronson Studios property, partially offset by higher tenant recoveries generated by strong occupancy at the Sunset Gower Studios property.

Media and entertainment operating expenses decreased $2.2 million, or 8.4%, to $23.7 million for the year ended December 31, 2015 compared to $25.9 million for the year ended December 31, 2014. The decrease is the result of our decision to take certain buildings and stages offline to facilitate the Icon development and other longer-term plans for the Sunset Bronson Studios property, partially offset by additional lighting expense in connection with the heightened production activity at the Sunset Gower Studios property.

Other Expense (Income)

General and administrative expenses include wages and salaries for corporate level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $10.3 million, or 36.4%, to $38.5 million for the year ended December 31, 2015 compared to $28.3 million for the year ended December 31, 2014. The increase in general and administrative expenses was primarily attributable to the adoption of the 2015 OPP Plan and increased staffing to meet operational needs stemming from growth related to the EOP Acquisition, which was completed on April 1, 2015.

Depreciation and amortization expense increased $172.9 million, or 239.4%, to $245.1 million for the year ended December 31, 2015 compared to $72.2 million for the year ended December 31, 2014. The increase was primarily related to depreciation expenses associated with the EOP Acquisition on April 1, 2015. The remaining increase is a result of the assets associated with the early termination of a tenant at our Howard Street property, lease-up of our Element LA, 1455 Market Street, 901 Market Street and 3401 Exposition properties, partially offset by the reduction of depreciation expense as a result of the sale of our First Financial property on March 5, 2015 and sale of our Tierrasanta property on July 16, 2014.

Interest expense increased $24.7 million, or 95.4%, to $50.7 million for the year ended December 31, 2015 compared to $25.9 million for the year ended December 31, 2014. At December 31, 2015, we had $2,278.4 million, before deferred loan costs recorded as a net against the loan balance, of notes payable, compared to $957.5 million at December 31, 2014. The increase was primarily attributable to $1.3 billion of term loan borrowings used to finance the EOP Acquisition, partially offset by interest savings related to our repayment of indebtedness associated with our 6922 Hollywood, 275 Brannan Street and First & King properties and repayment of debt associated with the sale of our First Financial property on March 5, 2015.

Acquisition-related expenses increased $38.7 million, or 833.8%, to $43.3 million for the year ended December 31, 2015 compared to $4.6 million for the year ended December 31, 2014. The increase is primarily a result of acquisition costs related to the EOP Acquisition.

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

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $83.0 million of cash and cash equivalents at December 31, 2016.

As of December 31, 2016, we had total borrowing capacity of $400.0 million under our unsecured revolving credit facility, $300.0 million of which had been drawn.

We have an ATM program which allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through December 31, 2016.

On January 20, 2016, our board of directors authorized a share repurchase program to buy up to $100.0 million of our outstanding common stock. No share repurchases were made during 2016.

We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

Based on the closing price of our common stock of $34.78 as of December 31, 2016, our ratio of debt to total market capitalization was approximately 34.5% (counting Series A preferred units as debt) as of December 31, 2016. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding Series A preferred units, plus the book value of our total consolidated indebtedness.

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

As of December 31, 2016, we had outstanding notes payable of $2.71 billion (before $19.8 million of deferred finance costs), of which $1.47 billion, or 54.3%, was variable rate debt. $839.5 million of the variable rate debt is subject to derivative instruments described in Part IV, Item 15(a) “Financial Statement and Schedules—Note 6 to the Consolidated Financial Statements—Derivative Instruments.”

The following table summarizes the balances of our indebtedness as of:

	December 31, 2016	December 31, 2015
Notes payable	$2,707,839	$2,278,445
Less: unamortized loan premium and deferred financing costs, net(1)	(19,829)	(17,729)
Notes payable, net	$2,688,010	$2,260,716
_____________

(1)
Excludes deferred financing costs related to establishing our unsecured revolving credit facility and undrawn term loans of $1.5 million and $4.1 million as of December 31, 2016 and December 31, 2015, respectively, which are included in prepaid expenses and other assets, net in the Consolidated Balance Sheets.

The following table sets forth information as of December 31, 2016 and December 31, 2015 with respect to our outstanding indebtedness.

	December 31, 2016		December 31, 2015
	Principal Amount	Deferred Financing Costs, net	Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Interest Rate(1)		Contractual Maturity Date
UNSECURED LOANS
Unsecured Revolving Credit Facility(2)	$300,000	$—	$230,000	$—		LIBOR + 1.15% to 1.85%		4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	(3,513)	550,000	(5,571)		LIBOR + 1.30% to 2.20%		4/1/2020
5-Year Term Loan due November 2020(2)	175,000	(745)	—	—		LIBOR + 1.30% to 2.20%		11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	(2,265)	350,000	(2,656)		LIBOR + 1.60% to 2.55%		4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	(931)	—	—		LIBOR + 1.60% to 2.55%		11/17/2022
Series A Notes	110,000	(930)	110,000	(1,011)		4.34%		1/2/2023
Series E Notes	50,000	(300)	—	—		3.66%		9/15/2023
Series B Notes	259,000	(2,271)	259,000	(2,378)		4.69%		12/16/2025
Series D Notes	150,000	(898)	—	—		3.98%		7/6/2026
Series C Notes	56,000	(539)	56,000	(509)		4.79%		12/16/2027
TOTAL UNSECURED LOANS	2,025,000	(12,392)	1,555,000	(12,125)

MORTGAGE LOANS
Mortgage Loan secured by Rincon Center(7)	100,409	(198)	102,309	(355)		5.13%		5/1/2018
Mortgage Loan secured by Sunset Gower Studios/Sunset Bronson Studios	5,001	(1,534)	115,001	(2,232)		LIBOR + 2.25%		3/4/2019	(3)
Mortgage Loan secured by Met Park North(8)	64,500	(398)	64,500	(509)		LIBOR + 1.55%		8/1/2020
Mortgage Loan secured by 10950 Washington(7)	27,929	(354)	28,407	(421)		5.32%		3/11/2022
Mortgage Loan secured by Pinnacle I(9)(10)	129,000	(593)	129,000	(694)		3.95%		11/7/2022
Mortgage Loan secured by Element LA	168,000	(2,321)	168,000	(2,584)		4.59%		11/6/2025
Mortgage Loan secured by Pinnacle II(10)	87,000	(720)	86,228	1,310	(11)	4.30%		6/11/2026
Mortgage Loan secured by Hill7(12)	101,000	(1,319)	—	—		3.38%	(13)	11/6/2028	(13)
Mortgage Loan secured by 901 Market Street	—	—	30,000	(119)		N/A		N/A
TOTAL MORTGAGE LOANS	682,839	(7,437)	723,445	(5,604)
TOTAL	$2,707,839	$(19,829)	$2,278,445	$(17,729)
_____________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2016, which may be different than the interest rates as of December 31, 2015 for corresponding indebtedness.

(2)	We have the option to make an irrevocable election to change the interest rate depending on our credit rating. As of December 31, 2016, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)
Effective May 1, 2015, $300.0 million of the term loan has been effectively fixed at 2.66% to 3.56% per annum through the use of an interest rate swap. In July 2016, we amended this interest rate swap to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative instruments related to this loan. Therefore, the effective interest rate with respect to $300.0 million of the term loan increased to a range of 2.75% to 3.65% per annum. See Part IV, Item 15(a) “Financial Statement and Schedules—Note 6 to the Consolidated Financial Statements—Derivative Instruments for details.

(5)
Effective May 1, 2015, the outstanding balance of the term loan has been effectively fixed at 3.21% to 4.16% per annum through the use of an interest rate swap. In July 2016, we amended this interest rate swap to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative instruments related to this loan. Therefore, the effective interest rate increased to a range of 3.36% to 4.31% per annum. See Part IV, Item 15(a) “Financial Statement and Schedules—Note 6 to the Consolidated Financial Statements—Derivative Instruments for details.

(6)
Effective June 1, 2016, the outstanding balance of the term loan has been effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Part IV, Item 15(a) “Financial Statement and Schedules—Note 6 to the Consolidated Financial Statements—Derivative Instruments for details.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(8)
This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Part IV, Item 15(a) “Financial Statement and Schedules—Note 6 to the Consolidated Financial Statements—Derivative Instruments for details.

(9)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(10)	We own 65% of the ownership interests in the consolidated joint venture that owns the Pinnacle I and II properties. The full amount of the loan is shown.

(11)	Represents unamortized premium amount of the non-cash mark-to-market adjustment.

(12)	We own 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown.

(13)	The maturity date can be extended for an additional two years at a higher interest rate and with principal amortization.

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2016 for each of the next five years and thereafter, including any guaranteed or minimum commitments under contractual obligations.

	Payments Due by Period
Contractual Obligation	Total	2017	2018	2019	2020	2021	More than 5 years
Principal payments on mortgage loans	$2,707,839	$2,714	$101,157	$307,886	$692,493	$3,142	$1,600,447
Interest payments-fixed rate(1)	417,103	54,117	50,542	48,742	48,634	48,485	166,583
Interest payments-variable rate(2)	155,762	38,463	38,463	34,152	22,861	15,547	6,276
Capital improvements(3)	197,639	197,639	—	—	—	—	—
Ground leases(4)	537,585	13,989	15,588	15,638	15,638	15,659	461,073
Total	$4,015,928	$306,922	$205,750	$406,418	$779,626	$82,833	$2,234,379
_____________

(1)	Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for fixed rate debts.

(2)
Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for variable rate debts, including those that are effectively fixed as a result of derivative instruments and in instances where interest is paid based on a LIBOR margin, we used the average December LIBOR and current margin based on the leverage ratio as of December 31, 2016.

(3)	Amount represents capital improvement commitments related to development and redevelopment projects and contractual obligations related to tenant improvements as of December 31, 2016.

(4)
Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. Refer to Part IV, Item 15(a) “Financial Statement and Schedules—Note 7 to the Consolidated Financial Statements—Future Minimum Rent and Lease Payments” for details of our ground lease agreements.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements.

Cash Flows

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015 is as follows:

	Year Ended December 31,
	2016	2015	Dollar Change	Percentage Change
Net cash provided by operating activities	$219,607	$174,856	$44,751	25.6%
Net cash used in investing activities	(524,897)	(1,797,699)	1,272,802	(70.8)
Net cash provided by financing activities	334,754	1,658,641	(1,323,887)	(79.8)

Cash and cash equivalents were $83.0 million and $53.6 million at December 31, 2016 and 2015, respectively.

Operating Activities

Net cash provided by operating activities increased by $44.8 million or 25.6% to $219.6 million for the year ended December 31, 2016 as compared to $174.9 million for the year ended December 31, 2015. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, arising primarily from the EOP Acquisition and 11601 Wilshire acquisition, increased occupancy and higher rental revenue across our portfolio. In addition, in 2016 we had lower acquisition-related costs.

Investing Activities

Net cash used in investing activities decreased by $1.27 billion or 70.8% to $524.9 million for the year ended December 31, 2016 as compared to $1.80 billion for year ended December 31, 2015. The decrease was primarily attributable to less cash used for acquisitions, increased proceeds from sales of real estate investments in the current year, and cash proceeds from the repayment of notes receivable, partially offset by increased cash used for additions to investment in real estate and contributions to our unconsolidated entities.

Financing Activities

Net cash provided by financing activities decreased by $1.32 billion or 79.8% to $334.8 million for the year ended December 31, 2016 as compared to $1.66 billion for the year ended December 31, 2015. The decrease was primarily due to repurchases of common units in our operating partnership in 2016, decrease in proceeds from notes payable and increase in dividends paid to common stockholders and unitholders, partially offset by an increase in proceeds from sale of common stock. Additionally, in 2015 we redeemed our Series B preferred stock.

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

Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe that FFO along with the required GAAP presentations provides a more complete measurement of our performance relative to our competitors and a more appropriate basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide. We use FFO per share to calculate annual cost bonuses for certain employees.

However, FFO should not be viewed as an alternative measure of our operating performance because it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results from operations.

The following table presents our FFO for the years ended December 31, 2016 and 2015 and a reconciliation of net income (loss) to FFO:

	Year Ended December 31,
	2016	2015
Net income (loss)	$43,758	$(16,082)
Adjustments:
Depreciation and amortization of real estate assets	267,245	244,182
Gains on sales	(30,389)	(30,471)
FFO attributable to non-controlling interest	(18,817)	(14,216)
Net income attributable to preferred stock and units	(636)	(12,105)
FFO to common stockholders and unit holders	$261,161	$171,308

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The primary market risk we face is interest rate risk. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As more fully described below, we use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors. For a summary of our outstanding indebtedness, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” For a summary of our derivative instruments, refer to Part IV, Item 15(a) “Financial Statement and Schedules—Note 6 to the Consolidated Financial Statements—Derivative Instruments.”

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

As of December 31, 2016, we had a $64.5 million mortgage loan secured by our Met Park North property. The full loan is subject to a derivative instrument that swaps one-month LIBOR to a fixed rate of 2.16% through the loan’s maturity on August 1, 2020. Therefore, the interest rate is effectively hedged at 3.71%.

An additional $300.0 million of our $450.0 million 5-Year Term Loan due April 2020 has been effectively hedged through two interest rate swaps, each with a notional amount of $150.0 million. Both derivative instruments swap one-month LIBOR, which include a 0.00% floor, to a fixed rate of 1.45% through the loan’s maturity. Therefore, the interest rate is effectively hedged within a range of 2.75% to 3.65%. The unhedged portion bears interest at a rate equal to one-month LIBOR plus 1.30% to 2.20%, depending on our leverage ratio.

An additional $350.0 million of the 7-Year Term Loan due April 2022 has been effectively hedged through two interest rate swaps. Both derivative instruments swap one-month LIBOR, which includes a 0.00% floor, to a fixed rate of 1.76% through the loan’s maturity. Therefore, the interest rate is effectively hedged within a range of 3.36% to 4.31%.

An additional $125.0 million of the 7-Year Term Loan due November 2022 has been effectively hedged through an interest rate swap. The derivative instrument swapped one-month LIBOR, which includes a 0.00% floor, to a fixed rate of 1.43% through the loan’s maturity. Therefore, the interest rate is effectively hedged within a range of 3.03% to 3.98%.

The remaining variable debt rate, which consists of our unsecured revolving credit facility and unsecured term loans, are not subject to derivative instruments.

For sensitivity purposes, with respect to the $300.0 million drawn under our unsecured revolving credit facility, the $450.0 million drawn under our 5-Year Term Loan due April 2020 ($150.0 million of which is not subject to a derivative instrument), the 175.0 million loan drawn under our 5-Year Term Loan due November 2020, and the $5.0 million on our mortgage loan secured by Sunset Gower Studios/Sunset Bronson Studios, if one-month LIBOR as of December 31, 2016 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $6.3 million.

As of December 31, 2016, we had outstanding notes payable of $2.71 billion (before $19.8 million of net deferred financing costs), of which $1.47 billion, or 54.3%, was variable rate debt. $839.5 million of the variable rate debt is subject to derivative instruments. As of December 31, 2016, the estimated fair value of our fixed rate secured mortgage loans was $1.21 billion. The estimated fair value of our variable rate debt equals the carrying value.

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

As required by Rule 13a-15(b) under the Exchange Act, Hudson Pacific Properties, Inc. carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.

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

As required by Rule 13a-15(b) under the Exchange Act, Hudson Pacific Properties, L.P. carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.

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

Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2016. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2016, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.

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

Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2016. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2016, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)

The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2016.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2017. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2017.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2017.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2017.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2017.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

(3)  Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Form of Articles Supplementary of Hudson Pacific Properties, Inc.	S-11/A	333-170751	3.3	December 6, 2010
3.3	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.4	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. dated as of December 17, 2015.	10-K	001-34789	10.1	February 26, 2016
3.5	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.	S-11/A	333-164916	4.1	June 14, 2010
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.	S-11/A	333-170751	4.2	December 6, 2010
10.1	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.	S-11	333-170751	10.2	November 22, 2010
10.2	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.	S-11	333-170751	10.3	November 22, 2010
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.	S-11	333-170751	10.5	November 22, 2010
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.	S-11	333-170751	10.6	November 22, 2010
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.	S-11	333-170751	10.7	November 22, 2010
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.	S-11	333-170751	10.8	November 22, 2010
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.	S-11	333-170751	10.1	November 22, 2010
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.	S-11	333-170751	10.11	November 22, 2010
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.	S-11	333-170751	10.12	November 22, 2010
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.	S-11	333-170751	10.13	November 22, 2010
10.11	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.	S-11	333-170751	10.14	November 22, 2010
10.12	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*	S-11/A	333-164916	10.5	June 14, 2010
10.13	Hudson Pacific Properties, Inc. Director Stock Plan.*	S-11/A	333-170751	10.17	December 6, 2010
10.14	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.11	April 9, 2010
10.15	Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.12	April 9, 2010
10.16	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.13	April 9, 2010
10.17	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.	S-11/A	333-164916	10.14	April 9, 2010
10.18	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.	S-11/A	333-164916	10.16	April 9, 2010
10.19	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.	S-11/A	333-164916	10.17	April 9, 2010
10.20	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.	8-K	001-34789	10.3	July 1, 2010
10.21	Agreement of Purchase and Sale and Joint Escrow Instructions between Del Amo Fashion Center Operating Company and Hudson Capital, LLC dated as of May 18, 2010.	S-11/A	333-164916	10.2	June 11, 2010
10.22	Amended and Restated First Modification Agreement between Sunset Bronson Entertainment Properties, LLC and Wells Fargo Bank, N.A. dated as of June 20, 2010.	8-K	001-34789	10.4	July 1, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.23	Loan Agreement among Sunset Bronson Entertainment Properties, L.L.C., as Borrower, Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Bookrunner, and lenders party thereto, dated as of May 12, 2008.	S-11/A	333-164916	10.23	June 22, 2010
10.24	Conditional Consent Agreement between GLB Encino, LLC, as Borrower, and SunAmerica Life Insurance Company, as Lender, dated as of June 10, 2010.	S-11/A	333-164916	10.24	June 22, 2010
10.25	Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.	S-11/A	333-164916	10.25	June 22, 2010
10.26	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.	S-11/A	333-164916	10.26	June 22, 2010
10.27	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.	S-11/A	333-164916	10.27	June 22, 2010
10.28	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.28	June 22, 2010
10.29	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.29	June 22, 2010
10.30	Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.	8-K	001-34789	10.5	July 1, 2010
10.31	First Amendment to Purchase and Sale Agreement, dated October 1, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.	S-11/A	333-170751	10.45	December 6, 2010
10.32	Term Loan Agreement by and between Sunset Bronson Entertainment Properties, LLC and Sunset Gower Entertainment Properties, LLC, as Borrowers, and Wells Fargo Bank, National Association, as Lender, dated February 11, 2011.	8-K	001-34789	10.1	February 15, 2011
10.33	Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.	8-K	001-34789	10.1	December 21, 2010
10.34	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.	S-11	333-173487	10.48	April 14, 2011
10.35	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.	S-11	333-173487	10.49	April 14, 2011
10.36	Second Amendment to Credit Agreement among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as successor in interest to Banc of America Securities LLC), as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, as Administrative Agent, and the other lenders party thereto, dated April 4, 2011.	8-K	001-34789	10.1	April 5, 2011
10.37	First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011.	8-K	001-34789	4.1	May 4, 2011
10.38	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.	8-K	001-34789	10.1	May 4, 2011
10.39	2012 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 6, 2012
10.40	Limited Liability Company Agreement of Hudson MC Partners, LLC, dated as of November 8, 2012.	10-Q	001-34789	10.58	November 9, 2012
10.41	Acquisition and Contribution Agreement between Media Center Development, LLC and P2 Hudson Partners, LLC for Pinnacle 2 Property Located at 3300 West Olive Avenue, Burbank, California.	10-Q	001-34789	10.59	November 9, 2012
10.42	Loan Agreement dated as of November 8, 2012 between P1 Hudson MC Partners, LLC, as Borrower and Jefferies Loancore LLC, as Lender.	10-Q	001-34789	10.6	November 9, 2012
10.43	2013 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 7, 2013
10.44	Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.	8-K	001-34789	10.1	July 1, 2013
10.45	First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.	10-Q	001-34789	10.66	November 7, 2013

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.46	Supplemental Federal Income Tax Considerations.	8-K	001-34789	99.1	November 22, 2013
10.47	2014 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 3, 2014
10.48	Addendum to Outperformance Agreement.*	10-K	001-34789		March 3, 2014
10.49	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Barclays Capital Inc.	10-Q	001-34789	10.76	August 7, 2014
10.50	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	10-Q	001-34789	10.77	August 7, 2014
10.51	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and KeyBanc Capital Markets Inc.	10-Q	001-34789	10.78	August 7, 2014
10.52	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Wells Fargo Securities, LLC.	10-Q	001-34789	10.79	August 7, 2014
10.53	Bridge Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.	8-K	001-34789	10.1	December 11, 2014
10.54	Backstop Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	8-K	001-34789	10.2	December 11, 2014
10.55	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.	10-K	001-34789	10.84	March 2, 2015
10.56	2015 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 2, 2015
10.57	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P.	8-K	001-34789	10.1	January 12, 2015
10.58	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (2012 Outperformance program) Restricted Stock Unit Award Agreement.	8-K	001-34789	10.1	March 12, 2015
10.59	Addendum to 2014 Outperformance Award Agreement.	8-K	001-34789	10.2	March 12, 2015
10.60	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.	10-Q	001-34789	10.91	August 10, 2015
10.61	Loan Agreement dated as of October 9, 2015 between Hudson Element LA, LLC, as Borrower and Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, collectively, as Lender.	10-Q	001-34789	10.93	November 6, 2015
10.62	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	8-K	001-34789	10.2	November 20, 2015
10.63	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of November 17, 2015, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.3	November 20, 2015
10.64	Amendment No. 2 to Term Loan Credit Agreement, dated as of November 17, 2015, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.4	November 20, 2015
10.65	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2016.*	8-K	001-34789	10.2	December 21, 2015
10.66	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2016.*	8-K	001-34789	10.3	December 21, 2015
10.67	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher Barton, dated January 1, 2016.*	8-K	001-34789	10.4	December 21, 2015
10.68	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alex Vouvalides, dated January 1, 2016.*	8-K	001-34789	10.5	December 21, 2015
10.69	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*	8-K	001-34789	10.6	December 21, 2015
10.70	Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield*	10-K	001-34789	10.95	February 26,2016
10.71	Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (2013 Outperformance Program)*	10-K	001-34789	10.96	February 26,2016
10.72	2016 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	March 21, 2016
10.73	2016 Outperformance Program OPP Unit Agreement (LTIP Units)*	8-K	001-34789	10.2	March 21, 2016
10.74	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein	10-Q	001-34789	10.8	August 4, 2016

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.75	Second Amendment to Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan*
10.76	2017 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	February 10, 2017
10.77	2017 Outperformance Award Agreement (LTIP Units)*	8-K	001-34789	10.2	February 10, 2017
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
99.1	Certificate of Correction	8-K	001-34789	99.1	January 23, 2012
101
The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements **

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

HUDSON PACIFIC PROPERTIES, INC.

February 17, 2017	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 17, 2017
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 17, 2017
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2017
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 17, 2017
Theodore R. Antenucci
/S/ FRANK COHEN	Director	February 17, 2017
Frank Cohen
/S/ RICHARD B. FRIED	Director	February 17, 2017
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 17, 2017
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 17, 2017
Robert L. Harris II
/S/ MARK D. LINEHAN	Director	February 17, 2017
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 17, 2017
Robert M. Moran, Jr.
/S/ MICHAEL NASH	Director	February 17, 2017
Michael Nash
/S/ BARRY A. PORTER	Director	February 17, 2017
Barry A. Porter

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

February 17, 2017	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 17, 2017
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 17, 2017
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2017
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 17, 2017
Theodore R. Antenucci
/S/ FRANK COHEN	Director	February 17, 2017
Frank Cohen
/S/ RICHARD B. FRIED	Director	February 17, 2017
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 17, 2017
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 17, 2017
Robert L. Harris II
/S/ MARK D. LINEHAN	Director	February 17, 2017
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 17, 2017
Robert M. Moran, Jr.
/S/ MICHAEL NASH	Director	February 17, 2017
Michael Nash
/S/ BARRY A. PORTER	Director	February 17, 2017
Barry A. Porter

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer, President and Chairman of the Board of Directors

/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Operating Officer, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Hudson Pacific Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hudson Pacific Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Pacific Properties, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Pacific Properties, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for property acquisitions effective October 1, 2016 when the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California
February 17, 2017

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
REAL ESTATE ASSETS
Land	$1,281,809	$1,244,921
Building and improvements	4,502,235	3,907,807
Tenant improvements	373,778	288,146
Furniture and fixtures	4,276	9,578
Property under development	308,203	173,007
Total real estate held for investment	6,470,301	5,623,459
Accumulated depreciation and amortization	(419,368)	(263,859)
Investment in real estate, net	6,050,933	5,359,600
Cash and cash equivalents	83,015	53,551
Restricted cash	25,177	18,010
Accounts receivable, net	6,852	20,996
Notes receivable, net	—	28,684
Straight-line rent receivables, net	87,281	58,783
Deferred leasing costs and lease intangible assets, net	310,062	312,930
Derivative assets	5,935	2,061
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	27,153	27,156
Investment in unconsolidated entities	37,228	—
Assets associated with real estate held for sale	36,608	363,510
TOTAL ASSETS	$6,678,998	$6,254,035
LIABILITIES AND EQUITY
Notes payable, net	$2,688,010	$2,260,716
Accounts payable and accrued liabilities	120,572	81,658
Lease intangible liabilities, net	80,130	94,395
Security deposits	31,495	20,363
Prepaid rent	40,755	38,104
Derivative liabilities	1,303	2,010
Liabilities associated with real estate held for sale	3,806	17,575
TOTAL LIABILITIES	2,966,071	2,514,821
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 136,492,235 shares and 89,153,780 shares outstanding at December 31, 2016 and 2015, respectively.	1,364	891
Additional paid-in capital	3,109,394	1,710,979
Accumulated other comprehensive income (loss)	9,496	(1,081)
Accumulated deficit	(16,971)	(44,955)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,103,283	1,665,834
Non-controlling interest—members in consolidated entities	304,608	262,625
Non-controlling interest—units in the operating partnership	294,859	1,800,578
TOTAL EQUITY	3,702,750	3,729,037
TOTAL LIABILITIES AND EQUITY	$6,678,998	$6,254,035

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Office
Rental	$486,956	$394,543	$156,806
Tenant recoveries	84,386	66,235	34,509
Parking and other	21,894	20,940	22,471
Total office revenues	593,236	481,718	213,786
Media & Entertainment
Rental	26,837	23,027	22,138
Tenant recoveries	1,884	943	1,128
Other property-related revenue	17,380	14,849	15,751
Other	302	313	612
Total Media & Entertainment revenues	46,403	39,132	39,629
TOTAL REVENUES	639,639	520,850	253,415
OPERATING EXPENSES
Office operating expenses	202,935	166,131	78,372
Media & Entertainment operating expenses	25,810	23,726	25,897
General and administrative	52,400	38,534	28,253
Depreciation and amortization	269,087	245,071	72,216
TOTAL OPERATING EXPENSES	550,232	473,462	204,738
INCOME FROM OPERATIONS	89,407	47,388	48,677
OTHER EXPENSE (INCOME)
Interest expense	76,044	50,667	25,932
Interest income	(260)	(124)	(30)
Unrealized loss on ineffective portion of derivative instruments	1,436	—	—
Acquisition-related expenses	376	43,336	4,641
Other (income) expense	(1,558)	62	(14)
TOTAL OTHER EXPENSES	76,038	93,941	30,529
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAINS ON SALES	13,369	(46,553)	18,148
Gains on sales	30,389	30,471	5,538
INCOME (LOSS) FROM CONTINUING OPERATIONS	43,758	(16,082)	23,686
Loss from discontinued operations	—	—	(164)
NET INCOME (LOSS)	43,758	(16,082)	23,522
Net income attributable to preferred stock	(636)	(12,105)	(12,785)
Original issuance costs of redeemed Series B preferred stock (note 11)	—	(5,970)	—
Net income attributable to participating securities	(766)	(356)	(274)
Net income attributable to non-controlling interest in consolidated entities	(9,290)	(3,853)	(149)
Net (income) loss attributable to common units in the operating partnership	(5,848)	21,969	(359)
Net income (loss) attributable to Hudson Pacific Properties, Inc. common stockholders	$27,218	$(16,397)	$9,955
Basic and diluted per share amounts:
Net income (loss) attributable to common stockholders—basic	$0.26	$(0.19)	$0.15
Net income (loss) attributable to common stockholders—diluted	$0.25	$(0.19)	$0.15
Weighted average shares of common stock outstanding—basic	106,188,902	85,927,216	65,792,447
Weighted average shares of common stock outstanding—diluted	110,369,055	85,927,216	66,509,447

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$43,758	$(16,082)	$23,522
Other comprehensive income (loss): change in fair value of derivative instruments	5,942	2,597	(1,499)
Comprehensive income (loss)	49,700	(13,485)	22,023
Comprehensive income attributable to preferred stock and units	(636)	(12,105)	(12,785)
Comprehensive income attributable to redemption of Series B preferred stock	—	(5,970)	—
Comprehensive income attributable to participating securities	(766)	(356)	(274)
Comprehensive income attributable to non-controlling interest in consolidated entities	(9,290)	(3,853)	(149)
Comprehensive (income) loss attributable to common units in the operating partnership	(1,213)	20,734	(306)
Comprehensive income (loss) attributable to Hudson Pacific Properties, Inc. common stockholders	$37,795	$(15,035)	$8,509

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compreh-ensive Income (Loss)	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest — Members in Consolidated Entities	Total Equity
Balance, December 31, 2013	57,230,199	$572	$145,000	$903,984	$(45,113)	$(997)	$53,737	$45,683	$1,102,866
Distributions	—	—	—	—	—	—	—	(2,842)	(2,842)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	9,563,500	96	—	195,773	—	—	—	—	195,869
Issuance of unrestricted stock	6,922	—	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding	(2,805)	—	—	(3,129)	—	—	—	—	(3,129)
Declared dividend	—	—	(12,144)	(33,774)	—	—	(1,192)	—	(47,110)
Amortization of stock-based compensation	—	—	—	7,979	—	—	—	—	7,979
Net income	—	—	12,144	—	10,229	—	359	149	22,881
Change in fair value of derivatives	—	—	—	—	—	(1,446)	(53)	—	(1,499)
Balance, December 31, 2014	66,797,816	668	145,000	1,070,833	(34,884)	(2,443)	52,851	42,990	1,275,015
Contributions	—	—	—	—	—	—	—	217,795	217,795
Distributions	—	—	—	—	—	—	—	(2,013)	(2,013)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	12,650,000	127	—	380,493	—	—	—	—	380,620
Redemption of Series B Preferred Stock	—	—	(145,000)	—	—	—	—	—	(145,000)
Issuance of common units for acquisition properties	—	—	—	—	—	—	1,814,936	—	1,814,936
Issuance of unrestricted stock	8,820,482	87	—	285,358	—	—	—	—	285,445
Issuance of restricted stock	36,223	—	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding	(85,469)	—	—	(5,128)	—	—	—	—	(5,128)
Declared dividend	—	—	(11,469)	(50,244)	—	—	(25,631)	—	(87,344)
Amortization of stock-based compensation	—	—	—	8,832	—	—	—	—	8,832
Net income (loss)	—	—	11,469	—	(10,071)	—	(21,969)	3,853	(16,718)
Change in fair value of derivatives	—	—	—	—	—	1,362	1,235	—	2,597
Exchange of Non-controlling Interests — common units in the operating partnership for common stock	934,728	9	—	20,835	—	—	(20,844)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY—(Continued)
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compreh-ensive Income (Loss)	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest — Members in Consolidated Entities	Total Equity
Balance, December 31, 2015	89,153,780	891	—	1,710,979	(44,955)	(1,081)	1,800,578	262,625	3,729,037
Contributions	—	—	—	—	—	—	—	33,996	33,996
Distributions	—	—	—	—	—	—	—	(1,303)	(1,303)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	47,010,695	470	—	1,449,111	—	—	—	—	1,449,581
Issuance of unrestricted stock	590,520	6	—	—	—	—	—	—	6
Shares withheld to satisfy tax withholding	(262,760)	(3)	—	(8,424)	—	—	—	—	(8,427)
Declared dividend	—	—	—	(90,005)	—	—	(27,814)	—	(117,819)
Amortization of stock-based compensation	—	—	—	13,609	—	—	1,045	—	14,654
Net income	—	—	—	—	27,984	—	5,848	9,290	43,122
Change in fair value of derivatives	—	—	—	—	—	10,577	(4,635)	—	5,942
Redemption of common units in the operating partnership	—	—	—	34,124	—	—	(1,480,163)	—	(1,446,039)
Balance, December 31, 2016	136,492,235	$1,364	$—	$3,109,394	$(16,971)	$9,496	$294,859	$304,608	$3,702,750

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$43,758	$(16,082)	$23,522
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	269,087	245,071	72,216
Amortization of deferred financing costs and loan premium, net	4,464	4,746	949
Amortization of stock-based compensation	14,144	8,421	7,559
Straight-line rents	(29,079)	(29,392)	(13,362)
Straight-line rent expenses	1,023	408	—
Amortization of above- and below-market leases, net	(19,734)	(22,073)	(5,635)
Amortization of above- and below-market ground lease, net	2,160	1,642	248
Amortization of lease incentive costs	1,388	581	425
Bad debt (recovery) expense	(521)	170	(97)
Amortization of discount and net origination fees on purchased and originated loans	(208)	(416)	(156)
Unrealized loss on ineffective portion of derivative instruments	1,436	—	—
Gains from sales	(30,389)	(30,471)	(5,538)
Change in operating assets and liabilities:
Restricted cash	(7,167)	(927)	(333)
Accounts receivable	15,088	(5,734)	(7,375)
Deferred leasing costs and lease intangibles	(43,476)	(28,980)	(12,266)
Prepaid expenses and other assets	(7,312)	(17,032)	(1,602)
Accounts payable and accrued liabilities	(4,426)	18,342	3,114
Security deposits	10,054	15,351	485
Prepaid rent	(683)	31,231	1,014
Net cash provided by operating activities	219,607	174,856	63,168
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(258,718)	(170,590)	(123,298)
Property acquisitions	(630,145)	(1,804,597)	(113,580)
Contributions to unconsolidated entities	(37,228)	—	—
Proceeds from repayment of notes receivable	28,892	—	—
Acquisition of notes receivable	—	—	(28,112)
Proceeds from sales of real estate investments	372,302	177,488	18,629
Net cash used in investing activities	(524,897)	(1,797,699)	(246,361)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,318,000	2,234,687	448,972
Payments of notes payable	(888,607)	(913,694)	(417,508)
Proceeds from issuance of common stock, net	1,449,581	380,620	195,869
Payments for redemption of common units in the operating partnership	(1,446,039)	—	—
Redemption of Series B preferred stock	—	(145,000)	—
Dividends paid to common stock and unitholders	(117,819)	(75,875)	(34,966)
Dividends paid to preferred stock and unitholders	(636)	(12,071)	(12,785)
Redemption of 6.25% Series A cumulative redeemable preferred units	—	—	(298)
Contributions from non-controlling member in consolidated real estate entities	33,996	217,795	—
Distributions to non-controlling member in consolidated real estate entities	(1,303)	(2,013)	(2,842)
Payments to satisfy tax withholding	(8,427)	(5,128)	(3,129)
Payments of loan costs	(3,992)	(20,680)	(2,723)
Net cash provided by financing activities	334,754	1,658,641	170,590
Net increase (decrease) in cash and cash equivalents	29,464	35,798	(12,603)
Cash and cash equivalents — beginning of period	53,551	17,753	30,356
Cash and cash equivalents — end of period	$83,015	$53,551	$17,753

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$82,491	$50,208	$32,107
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(37,364)	$(27,972)	$(4,720)
Issuance of common stock in connection with property acquisition (note 3)	$—	$87	$—
Additional paid-in capital in connection with property acquisition (note 3)	$—	$285,358	$—
Assumption of other assets and liabilities in connection with operating and development property acquisitions, net	$—	$—	$(449)
Non-controlling common units in the Operating Partnership in connection with property acquisition (note 3)	$—	$1,814,936	$—

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Partners of Hudson Pacific Properties, L.P.

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. (the “Operating Partnership”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Operating Partnership at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for property acquisitions effective October 1, 2016 when the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

/s/    ERNST & YOUNG LLP

Los Angeles, California
February 17, 2017

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2016	December 31, 2015
ASSETS
REAL ESTATE ASSETS
Land	$1,281,809	$1,244,921
Building and improvements	4,502,235	3,907,807
Tenant improvements	373,778	288,146
Furniture and fixtures	4,276	9,578
Property under development	308,203	173,007
Total real estate held for investment	6,470,301	5,623,459
Accumulated depreciation and amortization	(419,368)	(263,859)
Investment in real estate, net	6,050,933	5,359,600
Cash and cash equivalents	83,015	53,551
Restricted cash	25,177	18,010
Accounts receivable, net	6,852	20,996
Notes receivable, net	—	28,684
Straight-line rent receivables, net	87,281	58,783
Deferred leasing costs and lease intangible assets, net	310,062	312,930
Derivative assets	5,935	2,061
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	27,153	27,156
Investment in unconsolidated entities	37,228	—
Assets associated with real estate held for sale	36,608	363,510
TOTAL ASSETS	$6,678,998	$6,254,035
LIABILITIES
Notes payable, net	$2,688,010	$2,260,716
Accounts payable and accrued liabilities	120,572	81,658
Lease intangible liabilities, net	80,130	94,395
Security deposits	31,495	20,363
Prepaid rent	40,755	38,104
Derivative liabilities	1,303	2,010
Liabilities associated with real estate held for sale	3,806	17,575
TOTAL LIABILITIES	2,966,071	2,514,821
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
CAPITAL
Partners' Capital:
Common units, 145,942,855 and 145,450,095 issued and outstanding at December 31, 2016 and 2015, respectively	3,398,142	3,466,412
Total Hudson Pacific Properties, L.P. capital	3,398,142	3,466,412
Non-controlling interest—members in consolidated entities	304,608	262,625
TOTAL CAPITAL	3,702,750	3,729,037
TOTAL LIABILITIES AND CAPITAL	$6,678,998	$6,254,035

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Office
Rental	$486,956	$394,543	$156,806
Tenant recoveries	84,386	66,235	34,509
Parking and other	21,894	20,940	22,471
Total office revenues	593,236	481,718	213,786
Media & Entertainment
Rental	26,837	23,027	22,138
Tenant recoveries	1,884	943	1,128
Other property-related revenue	17,380	14,849	15,751
Other	302	313	612
Total Media & Entertainment revenues	46,403	39,132	39,629
TOTAL REVENUES	639,639	520,850	253,415
OPERATING EXPENSES
Office operating expenses	202,935	166,131	78,372
Media & Entertainment operating expenses	25,810	23,726	25,897
General and administrative	52,400	38,534	28,253
Depreciation and amortization	269,087	245,071	72,216
TOTAL OPERATING EXPENSES	550,232	473,462	204,738
INCOME FROM OPERATIONS	89,407	47,388	48,677
OTHER EXPENSE (INCOME)
Interest expense	76,044	50,667	25,932
Interest income	(260)	(124)	(30)
Unrealized loss on ineffective portion of derivative instruments	1,436	—	—
Acquisition-related expenses	376	43,336	4,641
Other (income) expense	(1,558)	62	(14)
TOTAL OTHER EXPENSES	76,038	93,941	30,529
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAINS ON SALES	13,369	(46,553)	18,148
Gains on sales	30,389	30,471	5,538
INCOME (LOSS) FROM CONTINUING OPERATIONS	43,758	(16,082)	23,686
Loss from discontinued operations	—	—	(164)
NET INCOME (LOSS)	43,758	(16,082)	23,522
Net income attributable to non-controlling interest in consolidated entities	(9,290)	(3,853)	(149)
Net income (loss) attributable to Hudson Pacific Properties, L.P.	34,468	(19,935)	23,373
Series A and B preferred units distributions	(636)	(12,105)	(12,785)
Original issuance costs of redeemed Series B preferred units (note 11)	—	(5,970)	—
Total preferred distributions	(636)	(18,075)	(12,785)
Net income attributable to participating securities	(766)	(356)	(274)
Net income (loss) available to common unitholders	$33,066	$(38,366)	$10,314
Basic and diluted per unit amounts:
Net income (loss) attributable to common unitholders—basic	$0.23	$(0.30)	$0.15
Net income (loss) attributable to common unitholders—diluted	$0.23	$(0.30)	$0.15
Weighted average shares of common units outstanding—basic	145,595,246	128,948,077	68,175,010
Weighted average shares of common units outstanding—diluted	146,739,246	128,948,077	68,721,339

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$43,758	$(16,082)	$23,522
Other comprehensive income (loss): change in fair value of derivative instruments	5,942	2,597	(1,499)
Comprehensive income (loss)	49,700	(13,485)	22,023
Comprehensive income attributable to Series A and B preferred units	(636)	(12,105)	(12,785)
Comprehensive income attributable to original issuance costs related to redeemed Series B preferred units	—	(5,970)	—
Comprehensive income attributable to participating securities	(766)	(356)	(274)
Comprehensive income attributable to non-controlling interest in consolidated entities	(9,290)	(3,853)	(149)
Comprehensive income (loss) attributable to common unitholders	$39,008	$(35,769)	$8,815

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit data)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Total Partners’ Capital	Non-controlling Interest — Members in Consolidated Entities	Total Capital
Balance at December 31, 2013	145,000	59,612,762	$912,183	$1,057,183	$45,683	$1,102,866
Distributions	—	—	—	—	(2,842)	(2,842)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	9,563,500	195,869	195,869	—	195,869
Issuance of unrestricted units	—	6,922	—	—	—	—
Units repurchased	—	(2,805)	(3,129)	(3,129)	—	(3,129)
Declared distributions	(12,144)	—	(34,966)	(47,110)	—	(47,110)
Amortization of unit-based compensation	—	—	7,979	7,979	—	7,979
Net income	12,144	—	10,588	22,732	149	22,881
Change in fair value of derivative instruments	—	—	(1,499)	(1,499)	—	(1,499)
Balance, December 31, 2014	145,000	69,180,379	1,087,025	1,232,025	42,990	1,275,015
Contributions	—	—	—	—	217,795	217,795
Distributions	—	—	—	—	(2,013)	(2,013)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	12,650,000	380,620	380,620	—	380,620
Issuance of unrestricted units	—	63,668,962	2,100,381	2,100,381	—	2,100,381
Issuance of restricted units	—	36,223	—	—	—	—
Units repurchased	—	(85,469)	(5,128)	(5,128)	—	(5,128)
Declared distributions	(11,469)	—	(75,875)	(87,344)	—	(87,344)
Amortization of unit-based compensation	—	—	8,832	8,832	—	8,832
Net income (loss)	11,469	—	(32,040)	(20,571)	3,853	(16,718)
Change in fair value of derivative instruments	—	—	2,597	2,597	—	2,597
Redemption of Series B Preferred Stock	(145,000)	—	—	(145,000)	—	(145,000)
Balance, December 31, 2015	—	145,450,095	3,466,412	3,466,412	262,625	3,729,037
Contributions	—	—	—	—	33,996	33,996
Distributions	—		—	—	(1,303)	(1,303)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	47,010,695	1,449,581	1,449,581	—	1,449,581
Issuance of unrestricted units	—	590,520	6	6	—	6
Units withheld to satisfy tax withholding	—	(262,760)	(8,427)	(8,427)	—	(8,427)
Declared distributions	—	—	(117,819)	(117,819)	—	(117,819)
Amortization of unit-based compensation	—	—	14,654	14,654	—	14,654
Net income	—	—	33,832	33,832	9,290	43,122
Change in fair value of derivative instruments	—	—	5,942	5,942	—	5,942
Redemption of common units	—	(46,845,695)	(1,446,039)	(1,446,039)	—	(1,446,039)
Balance, December 31, 2016	—	145,942,855	$3,398,142	$3,398,142	$304,608	$3,702,750

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$43,758	$(16,082)	$23,522
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	269,087	245,071	72,216
Amortization of deferred financing costs and loan premium, net	4,464	4,746	949
Amortization of unit-based compensation	14,144	8,421	7,559
Straight-line rents	(29,079)	(29,392)	(13,362)
Straight-line rent expenses	1,023	408	—
Amortization of above- and below-market leases, net	(19,734)	(22,073)	(5,635)
Amortization of above- and below-market ground lease, net	2,160	1,642	248
Amortization of lease incentive costs	1,388	581	425
Bad debt (recovery) expense	(521)	170	(97)
Amortization of discount and net origination fees on purchased and originated loans	(208)	(416)	(156)
Unrealized loss on ineffective portion of derivative instruments	1,436	—	—
Gains from sales	(30,389)	(30,471)	(5,538)
Change in operating assets and liabilities:
Restricted cash	(7,167)	(927)	(333)
Accounts receivable	15,088	(5,734)	(7,375)
Deferred leasing costs and lease intangibles	(43,476)	(28,980)	(12,266)
Prepaid expenses and other assets	(7,312)	(17,032)	(1,602)
Accounts payable and accrued liabilities	(4,426)	18,342	3,114
Security deposits	10,054	15,351	485
Prepaid rent	(683)	31,231	1,014
Net cash provided by operating activities	219,607	174,856	63,168
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(258,718)	(170,590)	(123,298)
Property acquisitions	(630,145)	(1,804,597)	(113,580)
Contributions to unconsolidated entities	(37,228)	—	—
Proceeds from repayment of notes receivable	28,892	—	—
Acquisition of notes receivable	—	—	(28,112)
Proceeds from sales of real estate investments	372,302	177,488	18,629
Net cash used in investing activities	(524,897)	(1,797,699)	(246,361)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,318,000	2,234,687	448,972
Payments of notes payable	(888,607)	(913,694)	(417,508)
Proceeds from issuance of common units, net	1,449,581	380,620	195,869
Payments for redemption of common units	(1,446,039)	—	—
Redemption of Series B preferred units	—	(145,000)	—
Distributions paid to common unitholders	(117,819)	(75,875)	(34,966)
Distributions paid to preferred unitholders	(636)	(12,071)	(12,785)
Redemption of 6.25% Series A cumulative redeemable preferred units	—	—	(298)
Contributions from non-controlling member in consolidated real estate entities	33,996	217,795	—
Distributions to non-controlling member in consolidated real estate entities	(1,303)	(2,013)	(2,842)
Payments to satisfy tax withholding	(8,427)	(5,128)	(3,129)
Payments of loan costs	(3,992)	(20,680)	(2,723)
Net cash provided by financing activities	334,754	1,658,641	170,590
Net increase (decrease) in cash and cash equivalents	29,464	35,798	(12,603)
Cash and cash equivalents — beginning of period	53,551	17,753	30,356
Cash and cash equivalents — end of period	$83,015	$53,551	$17,753

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$82,491	$50,208	$32,107
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(37,364)	$(27,972)	$(4,720)
Assumption of other (assets) and liabilities in connection with property acquisitions, net (note 3)	$—	$—	$(449)
Common units in the operating partnership in connection with property acquisition (note 3)	$—	$2,100,381	$—

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except square footage and share data)

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

On April 1, 2015, the Company completed the acquisition of the EOP Northern California Portfolio (“EOP Acquisition”) from Blackstone Real Estate Partners V and VI (“Blackstone”). The EOP Acquisition consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets. The total consideration paid for the EOP Acquisition before certain credits, prorations and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of Hudson Pacific Properties, Inc. and common units in the operating partnership. Following a common stock offering and common unit repurchase on January 10, 2017, Blackstone no longer holds an ownership interest in the Company or the operating partnership.

As of December 31, 2016, the Company owned a portfolio of 54 office properties and two media and entertainment properties. These properties are located throughout Northern and Southern California and the Pacific Northwest.

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

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current year presentation. Specifically, in the Consolidated Balance Sheets for the prior period, certain amounts have been reclassified to held for sale. These amounts are related to Patrick Henry Drive, One Bay Plaza and 12655 Jefferson, which were sold in 2016, and to 222 Kearny Street, which was determined to be held for sale as of December 31, 2016.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, the operating partnership and all wholly owned subsidiaries and variable interest entities (“VIEs”), of which the Company is the primary beneficiary. The consolidated financial statements of the operating partnership include the accounts of the operating partnership, and all wholly owned subsidiaries and VIEs of which the operating partnership is the primary beneficiary. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

During the first quarter of 2016, the Company adopted ASU 2015-02, Consolidation (“Topic 810”): Amendments to the Consolidation Analysis, to amend the accounting guidance for consolidation. The standard simplifies the current guidance for consolidation and reduces the number of consolidation models through the elimination of the indefinite deferral of the previous guidance under ASC 810. Additionally, the standard places more emphasis on risk of loss when determining a controlling financial interest. The Company consolidates all entities that the Company controls through either majority ownership or voting rights. In addition, the Company consolidates all VIEs of which the Company is considered the primary

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As a result of the adoption, the Company concluded that two of the Company’s joint ventures and its operating partnership met the definition of a VIE. The Company is the primary beneficiary of these VIEs and continued to consolidate these entities. Substantially all of the assets and liabilities of the Company are related to these VIEs.

During the second quarter of 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. This joint venture met the definition of a VIE, however the Company is not the primary beneficiary and is not consolidating the joint venture, but due to its significant influence over this entity, the Company accounts for it using the equity method of accounting.

During the third quarter of 2016, the Company entered into an agreement with an unaffiliated third party related to the land on which its 11601 Wilshire property is located. The agreement does not meet the definition of a VIE and the Company is not consolidating the land interest. The Company accounts for the interest in the land using the equity method of accounting. On December 27, 2016, the Company entered into an agreement to purchase the land underlying the ground lease portion on the 11601 Wilshire property. The transaction is expected to close in the second quarter of 2017, however there can be no guaranty that it will close as expected.

During the fourth quarter of 2016, the Company entered into a joint venture to purchase Hill7 (refer to Note 3 for details). This joint venture met the definition of a VIE and the Company concluded that it is the primary beneficiary of this VIE and is consolidating this entity.

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

During the fourth quarter of 2016 the Company early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which changes the definition of a business. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as an asset acquisition.

The Company evaluates each acquisition of real estate to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted for as a business combination. An integrated set of assets and activities would fail to qualify as a business if either (i) substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets or (ii) the integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., revenue generated before and after the transaction). An acquired process is considered substantive if (i) the process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce), that is skilled, knowledgeable, and experienced in performing the process (ii) the process cannot be replaced without significant cost, effort, or delay or (iii) the process is considered unique or scarce.

Acquisitions of real estate will generally not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings and

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

improvements and related intangible assets or liabilities) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

When the Company acquires properties that are considered business combinations, assets acquired and liabilities assumed are fair valued at the acquisition date. Assets acquired and liabilities assumed include, but are not limited to, land, building and improvements, intangible assets related to above-and below-market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. The initial accounting for a business combination is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price assignment are made within the measurement period, which typically does not exceed one year, within the Consolidated Balance Sheets. Acquisition-related expenses associated with business combinations are expensed in the period incurred.

When the Company acquires properties that are considered asset acquisitions, the purchase price is allocated based on relative fair value of the assets acquired and liabilities assumed. There is no measurement period concept for asset acquisitions, with the purchase price accounting being final in the period of acquisition. Additionally, acquisition-related expenses associated with asset acquisitions are capitalized as part of the purchase price.

The Company assesses fair value based on Level 2 and Level 3 inputs within the fair value framework, which includes estimated cash flow projections that utilize appropriate discount, capitalization rates, renewal probability and available market information, which includes market rental rate and market rent growth rates. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

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

Cost Capitalization

The Company capitalizes direct construction and development costs, including redevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized that related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

The Company recognized the following capitalized costs the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Capitalized personnel costs	$9,347	$7,349	$3,061
Capitalized interest	11,307	6,516	6,938

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Operating Properties

The properties are generally carried at cost, less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets as represented in the table below:

Asset Description	Estimated useful life (years)
Building and improvements	Shorter of the ground lease term or 39 years
Land improvements	15
Furniture and fixtures	5 to 7
Tenant improvements	Shorter of the estimated useful life or the lease term

The Company amortizes above- and below-market lease intangibles to the rental line item of the Consolidated Statements of Operations over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. The in-place lease intangibles are amortized to the depreciation and amortization line item of the Consolidated Statements of Operations over the remaining non-cancellable lease term. When tenants vacate prior to the expiration of lease, the amortization of intangible assets and liabilities are accelerated. The Company amortizes above- and below-market ground lease intangibles to the office operating expense and media and entertainment operating expense line items of the Consolidated Statements of Operations over the remaining non-cancellable lease terms.

Held for sale

The Company classifies properties as held for sale when certain criteria set forth in Accounting Standard Codification (“ASC”) Topic 360, Property, Plant, and Equipment, are met. These criteria include (i) whether the Company is committed to a plan to sell, (ii) whether the asset or disposal group is available for immediate sale, (iii) whether an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) whether the sale of the asset or disposal group is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, (v) whether the long-lived asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, (vi) whether actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. At the time a property is classified as held for sale, the Company reclassifies its assets and liabilities to held for sale in the Consolidated Balance Sheets for the periods presented and ceases recognizing depreciation expense. Properties held-for-sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell.

According to ASC Topic 205 Presentation of Financial Statements, the Company does not present the operating results in net loss from discontinued operations for disposals if they do not represent a strategic shift in the Company’s business. The Company reclassified City Plaza’s results of operations to net loss from discontinued operations on its Consolidated Statements of Operations and recorded $0.2 million of loss from discontinued operations in 2014. There were no discontinued operations for the years ended December 31, 2016 and 2015.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. No impairment indicators have been noted and the Company recorded no impairment charges during the years ended December 31, 2016, 2015 and 2014.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business acquisitions. The Company does not amortize this asset but instead analyzes it on a quarterly basis for impairment. No impairment indicators have been noted during the years ended December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks, plus all short-term investments with a maturity of three months or less when purchased.

The Company maintains some of its cash in bank deposit accounts that, at times, may exceed the federally insured limit. No losses have been experienced related to such accounts.

Restricted Cash

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures.

Accounts Receivable, net

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements, length of time the receivables are past due, specific identification of uncollectible amounts, historical experience and other relevant factors. Historical experience has been within management’s expectations.

The following table represents the Company’s accounts receivable, net of allowance for doubtful accounts as of:

	December 31, 2016	December 31, 2015
Accounts receivable	$8,697	$22,008
Allowance for doubtful accounts	(1,845)	(1,012)
Accounts receivable, net	$6,852	$20,996

Straight-line rent receivables, net

For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company evaluates the collectability of straight-line rent receivables based on the length of time the related rental receivables are past due, the current business environment and the Company’s historical experience.

The following table represents the Company’s straight-line rent receivables, net of allowance for doubtful accounts as of:

	December 31, 2016	December 31, 2015
Straight-line rent receivables	$87,417	$59,753
Allowance for doubtful accounts	(136)	(970)
Straight-line rent receivables, net	$87,281	$58,783

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Notes Receivable, net

On August 19, 2014, the Company entered into a loan participation agreement for a loan with a maximum principal of $140.0 million. The Company’s share was 23.77%, or $33.3 million. The notes receivable under this agreement was classified as a notes receivable on the Consolidated Balance Sheets. The notes receivable is secured by a real estate property, bears interest at 11.0% and was to mature on August 22, 2016. Interest is payable monthly with the principal due at maturity. The Company received a $0.4 million commitment fee as a result of this transaction. The balance as of December 31, 2015, net of the accretion of commitment fee, was $28.7 million. The notes receivable under the loan participation agreement were fully repaid during the second quarter of 2016.

Segment Reporting

The Company’s reporting segments are based on the Company’s method of internal reporting, which classifies its operations into two reporting segments: (i) office properties, and (ii) media and entertainment properties. The Company evaluates performance based upon net operating income of the combined properties in each segment. The media and entertainment segment is not material, and therefore separate income information by segment has not been presented. Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Deferred Financing Costs

Deferred financing costs are amortized over the term of the respective loans into interest expense on the Consolidated Statements of Operations. Deferred financing costs, and related amortization, related to the unsecured revolving credit facility and undrawn term loans are presented within prepaid expenses and other assets, net in the Consolidated Balance Sheets. All other deferred financing costs, and related amortization, are included in the notes payable, net line item in the Consolidated Balance Sheets.

Derivative Instruments

The Company manages interest rate risk associated with borrowings by entering into derivative instruments. The Company recognizes all derivative instruments on the Consolidated Balance Sheets on a gross basis at fair value. Derivative instruments that are not effective hedges are adjusted to fair value and the changes in fair value are reflected as income or expense. If the derivative instrument is an effective hedge, depending on the nature of the hedge, changes in the fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss), which is a component of equity. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings.

Stock-Based Compensation

Compensation cost of restricted stock, restricted stock units and performance units under the Company’s equity incentive award plans are accounted for under ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). During the fourth quarter of 2016, the Company early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), and elected to account for forfeitures of awards as they occur. If the Company had adopted ASU 2016-09 on January 1, 2016, the cumulative effect on additional paid-in capital and non-controlling interest in the operating partnership would have been $0.7 million.

Income Taxes

The Company’s property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market Street and Hill7 properties, REITs) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

Hudson Pacific Properties, Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2010. The Company believes that it has operated in a manner that has allowed the Company to qualify as a REIT for federal income tax purposes commencing with such taxable year, and the Company intends to continue operating in such manner.  To qualify as a REIT, the Company is required to distribute at least 90% of its net taxable income, excluding net capital gains, to the Company’s stockholders and to meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership.

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

The Company may acquire direct or indirect interests in one or more Subsidiary REITs. A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to the Company. If a subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to federal income tax, (ii) shares in such REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs and (iii) it is possible that the Company would fail certain of the asset tests applicable to REITs, in which event the Company would fail to qualify as a REIT unless the Company could avail itself of certain relief provisions.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The Company believes that its operating partnership is properly treated as a partnership for federal income tax purposes. As a partnership, the Company’s operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including the Company, is allocated, and may be required to pay tax with respect to, its share of the operating partnership’s income. As such, no provision for federal income taxes has been included for the operating partnership.

The Company has elected, together with one of the Company’s subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company’s TRS did not have significant tax provisions or deferred income tax items for 2016, 2015 or 2014.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2016, the Company has not established a liability for uncertain tax positions.

The Company and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRS are no longer subject to tax examinations by tax authorities for years prior to 2012. Generally, the Company has assessed its tax positions for all open years, which include 2012 to 2016, and concluded that there are no material uncertainties to be recognized.

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

Investment in Unconsolidated Entities

Investment in unconsolidated real estate in which the Company has the ability to exercise significant influence (but not control) is accounted for under the equity method of investment. Under the equity method, the Company initially records the investment at cost, and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. The Company’s net equity investment is reflected within investment in unconsolidated entities on the Consolidated Balance Sheets, and the Company’s share of net income or loss from the entity is included within other expense (income) on the Consolidated Statements of Operations.

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The Company holds a 21% interest in the joint venture. The assets of the joint venture consist of notes receivable. The Company’s investment in this joint venture at December 31, 2016 was $29.4 million, which represents the maximum exposure for loss for the Company. The joint venture meets the criteria of a VIE and the Company accounts for this investment under the equity method of accounting since the Company is not the primary beneficiary.

On July 1, 2016, the Company entered into an agreement with an unaffiliated third party related to the land on which its 11601 Wilshire property is located. The Company holds a 28% interest in the land. The agreement does not meet the definition of a VIE and the Company accounts for its interest in the land under the equity method of accounting. The Company’s interest in the land at December 31, 2016 was $7.8 million. On December 27, 2016, the Company entered into an agreement to purchase the remaining interest in the land. The transaction is expected to close in the second quarter of 2017, however there can be no guaranty that it will close as expected.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Recently Issued Accounting Literature

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of ASUs. The following ASUs were adopted by the Company in 2016:

Standard	Description	Adoption period	Effect on the financial statements or other significant matters
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business	This guidance amends ASC 805 to provide a more robust framework to use in determining when a set of assets and activities is a business.	Fourth quarter of 2016
The adoption had an impact on the accounting treatment for two of the property acquisitions, which were made during the fourth quarter of 2016, resulting in the capitalization of acquisition costs incurred. Additionally, the purchase price was assigned to various components of the acquisition based on relative fair value. Refer to Note 2 and 3 for details.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
This guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, classification of excess tax benefits on the statement of cash flows and forfeitures.
		Fourth quarter of 2016	The adoption had an impact on the Company’s consolidated financial statements. Refer to Note 2 for discussion.
ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments
The guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date.
		First quarter of 2016	The adoption had an impact on the measurement-period adjustment related to 11601 Wilshire. Refer to Note 3.
ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis	The guidance simplifies the current guidance for consolidation and reduces the number of consolidation models through the elimination of the indefinite deferral of the previous guidance under ASC 810.	First quarter of 2016
The adoption did not have a material impact on the Company’s consolidated financial statements as the conclusion for consolidation did not change. Additional disclosures have been included in Notes 2 and 11.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Standard	Description	Adoption Period	Effect on the financial statements or other significant matters
ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
The guidance simplifies income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item. Current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence have been retained.
		First quarter of 2016	The adoption did not have an impact on the Company’s consolidated financial statements.
ASU 2014-16, Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
The guidance outlines the considerations for hybrid financial instruments issued in the form of a share. An entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances.
		First quarter of 2016	The adoption did not have a material impact on the Company’s consolidated financial statements.
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
		First quarter of 2016	The adoption did not have a material impact on the Company’s consolidated financial statements.

The Company considers the applicability and impact of all ASUs. The ASUs not listed in the tables below are not expected to have a material impact on the Company’s consolidated financial statements, because either the ASU is not applicable or the impact is expected to be immaterial. The ASUs that are not yet adopted by the Company are listed as below:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This guidance removes step two from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
		Effective for annual reporting periods (including interim periods) beginning after December 15, 2019	The Company does not currently anticipate a material impact of this update on its consolidated financial statements.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
This guidance requires entities to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.
Effective for annual reporting periods (including interim periods) beginning after December 15, 2017
The adoption of this new guidance will impact the presentation of the Consolidated Statement of Cash Flows as well as require additional footnote disclosure to reconcile the totals in the revised cash flow statement presentation to the related captions in the Consolidated Balance Sheets.

ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control
This guidance outlines how a single decision-maker of a VIE should treat indirect interests held through other related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.
		Effective for annual reporting periods (including interim periods) beginning after December 15, 2016	The adoption of this new guidance will not impact our conclusions related to consolidation of the Company’s VIE’s.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
This guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.
		Effective for annual reporting periods (including interim periods) beginning after December 15, 2017	The Company does not currently anticipate an impact of this update on its Consolidated Statement of Cash Flows.
ASU 2016-13, Financial Instruments — Credit Losses
This guidance sets forth a new impairment model for financial instruments, the current expected credit loss (“CECL”) model, which is based on expected losses rather than incurred losses. Under the CECL model, an entity recognizes as an allowance its estimate of expected credit losses.
		Effective for annual reporting periods (including interim periods) beginning after December 15, 2019	The Company does not currently anticipate a material impact of this update on its consolidated financial statements.
ASU related to Revenue from Contracts with Customers (Topic 606)
The new revenue standard was amended through various ASU’s. The ASU’s that impact the Company are ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2014-09, Revenue from Contracts with Customers. ASU 2016-08 clarifies certain aspects of the principal-versus-agent guidance in its new revenue recognition standard related to the determination of whether an entity is a principal-versus-agent and the determination of the nature of each specified good or service. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and specifically notes that lease contracts with customers are a scope exception.
Effective for annual reporting periods (including interim periods) beginning after December 15, 2017
The Company does not expect this guidance to have a material effect on revenue recognition as it relates to its leasing contracts until the adoption of ASU 2016-02, at which time the standard may effect revenue recognition as it relates to certain non-lease revenues that are part of its leasing contracts. The Company is currently evaluating this standard as part of its evaluation of the adoption of ASU 2016-02 (see below) as it relates to its other revenue from its media and entertainment properties where the Company generates substantially all of its revenue from leasing contracts that are scoped out of this standard.

The Company has the option of adopting this standard on either the full retrospective basis (to the beginning of its contracts) or modified retrospective method (from the beginning of the latest fiscal year of adoption). The Company plans on adopting the standard January 1, 2018 using the modified retrospective method.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2016-02, Leases
This guidance requires all lessees to record a lease liability at lease inception, with a corresponding right of use asset, except for short-term leases. Lessor accounting will not be fundamentally changed.
Effective for annual reporting periods (including interim periods) beginning after December 15, 2018
The Company is currently in the process of evaluating the amount of assets and liabilities relating to right of use that will need to be record with respect to its leases where it is the lessee.

Additionally, the standard will impact the way the Company will record revenue and leasing costs where it is the lessor. For leasing costs, the Company will no longer be able to capitalize internal leasing costs to the extent they are not directly attributable to the lease transaction. Accordingly, payroll and payroll-related costs that the Company currently capitalizes in connection with leasing its space will be required to be expensed.

With respect to the lease revenue, the Company will need to break down its current revenue streams between leasing and non-leasing components. To the extent there are non-leasing components the Company will need to record them in accordance with ASC 606 (see above). The Company is still in the process of evaluating its existing leasing components to determine what effect, if any, this standard will have on its revenue recognition as it relates to its leases. The Company will adopt the standard using the retrospective method to the beginning of the first year presented on the consolidated statement of operations which is January 1, 2017.

ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.
This guidance provides a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. Under this alternative, these investments can be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
		Effective for annual reporting periods (including interim periods) beginning after December 15, 2017	The Company does not currently anticipate a material impact of this update on its consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

3. Investment in Real Estate

Acquisitions

During 2016, the Company acquired 11601 Wilshire, Hill7 and Page Mill Hill. During 2015, the Company completed the EOP Acquisition, and acquired 4th & Traction and 405 Mateo. The following table summarizes the information on our acquisitions completed in 2016 and 2015:

Property	Submarket	Date of Acquisition	Square Feet (unaudited)	Purchase Price(1) (in millions)
11601 Wilshire(2)	West Los Angeles	7/1/2016	500,475	$311.0
Hill7(3)	South Lake Union	10/7/2016	285,680	179.8
Page Mill Hill(4)	Palo Alto	12/12/2016	182,676	150.0
Total acquisitions in 2016			968,831	640.8

EOP Acquisition(5)	Various	4/1/2015	8,201,456	3,815.7
4th & Traction	Downtown Los Angeles	5/22/2015	120,937	49.3
405 Mateo	Downtown Los Angeles	8/17/2015	83,285	40.0
Total acquisitions in 2015			8,405,678	$3,905.0
_____________

(1)	Represents purchase price before certain credits, prorations and closing costs.

(2)
Previously owned by an affiliate of Blackstone, the property has served as the Company’s corporate headquarters since its IPO. The Company funded this acquisition with proceeds from the unsecured revolving credit facility.

(3)
The Company purchased the property through a joint venture with the Canadian Pension Plan Investment Board. The Company owns 55% of the ownership interest in the consolidated joint venture. In conjunction with the acquisition, the joint venture closed a secured non-recourse loan in the amount of $101.0 million. Refer to Note 5 for details.

(4)	The Company funded this acquisition with proceeds from the unsecured revolving credit facility.

(5)	The EOP Acquisition consisted of 26 office assets and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets.

The Company evaluated the Hill7 and Page Mill Hill acquisitions under the new framework for determining whether an integrated set of assets and activities meet the definition of a business (pursuant to ASU 2017-01). Substantially all of the fair value of the gross assets is concentrated in either a single identifiable asset or group of similar identifiable assets (e.g., operating property). Accordingly, Hill7 and Page Mill Hill did not meet the definition of a business and were accounted for as asset acquisitions.

In previous reporting periods, the purchase price accounting for 11601 Wilshire was preliminary because the Company was in the process of evaluating the terms of certain contracts related to the Company’s interest in the land, which affected the identification and valuation of assets acquired and liabilities assumed. The fair value of the Company’s interest in the land has reflected below in the final purchase price accounting. If the measurement-period adjustment was made as of the acquisition date, the Company would have recognized an additional $33 thousand of depreciation and amortization expense in the third quarter of 2016. The following table represents the final aggregate purchase price accounting for each of the Company’s acquisitions completed in 2016:

	11601 Wilshire	Hill7	Page Mill Hill	Total
Investment in real estate, net	$292,382	$173,967	$131,402	$597,751
Land interest(1)	7,836	—	—	7,836
Above-market leases(2)	167	—	307	474
Below-market ground leases(3)	212	—	12,125	12,337
Deferred leasing costs and in-place intangibles(4)	13,884	7,617	14,697	36,198
Below-market leases(5)	(6,562)	(1,417)	(8,636)	(16,615)
Net asset and liabilities assumed	$307,919	$180,167	$149,895	$637,981
_____________

(1)	Represents the fair value of the Company’s interest in the land which is included in investment in unconsolidated entities in the Consolidated Balance Sheets.

(2)	Represents weighted-average amortization period of 5.4 years.

(3)	Represents weighted-average amortization period of 33.2 years.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

(4)	Represents weighted-average amortization period of 5.8 years.

(5)	Represents weighted-average amortization period of 6.4 years.

Included in the Company’s consolidated financial statements for the year ended December 31, 2016 were revenues and net loss totaling $14.0 million and $3.5 million, respectively, from the acquisitions completed in 2016.

The table below shows the pro forma financial information (unaudited) for the years ended December 31, 2016 and 2015 as if the acquisitions in 2016 had completed as of January 1, 2015:

	Year Ended December 31,
	2016	2015
Total revenues	$677,313	$572,482
Net income (loss)	41,685	(21,652)

The following table represents the final purchase price accounting for each of the Company’s acquisitions completed in 2015:

	EOP Northern California Portfolio	4th & Traction	405 Mateo	Total
Consideration paid
Cash consideration	$1,715,346	$49,250	$40,000	$1,804,596
Common stock	87	—	—	87
Additional paid-in capital	285,358	—	—	285,358
Non-controlling common units in the Operating Partnership	1,814,936	—	—	1,814,936
Total consideration	3,815,727	49,250	40,000	3,904,977
Allocation of consideration paid
Investment in real estate, net	3,610,039	49,250	40,000	3,699,289
Above-market leases(1)	28,759	—	—	28,759
Below-market ground leases(2)	52,065	—	—	52,065
Deferred leasing costs and in-place intangibles(3)	225,431	—	—	225,431
Below-market leases(4)	(99,472)	—	—	(99,472)
Above-market ground leases(5)	(1,095)	—	—	(1,095)
Total consideration paid	$3,815,727	$49,250	$40,000	$3,904,977
_____________

(1)	Represents weighted-average amortization period of 3.0 years.

(2)	Represents weighted-average amortization period of 27.7 years.

(3)	Represents weighted-average amortization period of 3.6 years.

(4)	Represents weighted-average amortization period of 4.3 years.

(5)	Represents weighted-average amortization period of 25.4 years.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Dispositions

The following table summarizes the properties sold in 2016, 2015 and 2014. These properties were considered non-strategic to the Company’s portfolio:

Property	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)
Bayhill Office Center	1/14/2016	554,328	$215.0
Patrick Henry Drive	4/7/2016	70,520	19.0
One Bay Plaza	6/1/2016	195,739	53.4
12655 Jefferson	11/4/2016	100,756	80.0
Total dispositions in 2016(2)		921,343	$367.4

First Financial	3/6/2015	223,679	$89.0
Bay Park Plaza	9/29/2015	260,183	90.0
Total dispositions in 2015(3)		483,862	$179.0

Tierrasanta	7/16/2014	112,300	$19.5
Total disposition in 2014		112,300	$19.5
_____________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	Excludes the sale of an option to acquire land at 9300 Culver on December 6, 2016.

(3)	Excludes the disposition of 45% interest in 1455 Market Street office property on January 7, 2015.

The disposition of these properties resulted in a gain of $22.9 million, $30.5 million and $5.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The gains on sale of real estate is included in the gains on sales in the Consolidated Statements of Operations. Also included in gains on sales in 2016 is a gain of $7.5 million related to a sale of an option to purchase land at 9300 Culver.

Held for sale

On December 30, 2016, the Company entered into an agreement to sell its 222 Kearny Street property for $51.8 million (before certain credits, prorations and closing costs). The Company determined that this property met the criteria to be classified as held for sale and reclassified the balances related to such property within the Consolidated Balance Sheets as of December 31, 2016 and 2015. 222 Kearny Street was subsequently sold on February 14, 2017.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of:

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate, net	$32,601	$344,202
Straight-line rent receivables, net	777	2,641
Deferred leasing costs and lease intangible assets, net	1,945	15,968
Other	1,285	699
Assets associated with real estate held for sale	$36,608	$363,510

LIABILITIES
Accounts payable and accrued liabilities	$2,918	$4,578
Lease intangible liabilities, net	27	10,233
Other	861	2,764
Liabilities associated with real estate held for sale	$3,806	$17,575

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles, net as of:

	December 31, 2016	December 31, 2015
Above-market leases	$23,430	$38,392
Accumulated amortization	(12,989)	(17,166)
Above-market leases, net	10,441	21,226
Deferred leasing costs and in-place lease intangibles	378,640	345,434
Accumulated amortization	(145,551)	(110,116)
Deferred leasing costs and in-place lease intangibles, net	233,089	235,318
Below-market ground leases	71,423	59,085
Accumulated amortization	(4,891)	(2,699)
Below-market ground leases, net	66,532	56,386
Deferred leasing costs and lease intangible assets, net	$310,062	$312,930

Below-market leases	141,676	138,699
Accumulated amortization	(62,552)	(45,353)
Below-market leases, net	79,124	93,346
Above-market ground leases	1,095	1,095
Accumulated amortization	(89)	(46)
Above-market ground leases, net	1,006	1,049
Lease intangible liabilities, net	$80,130	$94,395

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	For the Year Ended December 31,
	2016	2015	2014
Above-market leases(1)	$11,259	$12,534	$2,026
Below-market leases(1)	30,993	34,607	7,661
Deferred leasing costs and in-place lease intangibles(2)	84,492	91,965	20,879
Above-market ground leases(3)	43	46	—
Below-market ground leases(3)	2,203	1,688	248
_____________

(1)	Amortization is recorded in office rental income in the Consolidated Statements of Operations.

(2)	Amortization is recorded in depreciation and amortization expense and office rental income in the Consolidated Statements of Operations.

(3)	Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.

As of December 31, 2016, the estimated aggregate amortization of deferred leasing costs and lease intangible assets for each of the next five years and thereafter are as follows:

Year ended	Above-market leases	Deferred leasing costs and in-place lease intangibles	Below-market ground leases
2017	$3,780	$62,686	$2,544
2018	3,113	40,425	2,544
2019	2,598	31,731	2,544
2020	466	20,447	2,544
2021	329	15,974	2,544
Thereafter	155	61,826	53,812
Total	$10,441	$233,089	$66,532

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

As of December 31, 2016 the estimated aggregate amortization of lease intangible liabilities for each of the next five years and thereafter are as follows:

Year ended	Below-market leases	Above-market ground leases
2017	$24,394	$43
2018	16,400	43
2019	12,907	43
2020	9,460	43
2021	6,953	43
Thereafter	9,010	791
Total	$79,124	$1,006

5. Notes Payable, net

The following table summarizes the balances of the Company’s indebtedness as of:

	December 31, 2016	December 31, 2015
Notes payable	$2,707,839	$2,278,445
Less: unamortized loan premium and deferred financing costs, net(1)	(19,829)	(17,729)
Notes payable, net	$2,688,010	$2,260,716
_____________

(1)
Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility and undrawn term loans of $1.5 million and $4.1 million as of December 31, 2016 and December 31, 2015, respectively, which are included in prepaid expenses and other assets, net in the Consolidated Balance Sheets.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The following table sets forth information as of December 31, 2016 and 2015 with respect to the Company’s outstanding indebtedness, excluding net deferred financing costs related to unsecured revolving credit facility and undrawn term loans:

	December 31, 2016		December 31, 2015
	Principal Amount	Deferred Financing Costs, net	Principal Amount	Unamortized Loan Premium and Deferred Financing Costs, net		Interest Rate(1)		Contractual Maturity Date
UNSECURED LOANS
Unsecured Revolving Credit Facility(2)	$300,000	$—	$230,000	$—		LIBOR + 1.15% to 1.85%		4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	(3,513)	550,000	(5,571)		LIBOR + 1.30% to 2.20%		4/1/2020
5-Year Term Loan due November 2020(2)	175,000	(745)	—	—		LIBOR + 1.30% to 2.20%		11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	(2,265)	350,000	(2,656)		LIBOR + 1.60% to 2.55%		4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	(931)	—	—		LIBOR + 1.60% to 2.55%		11/17/2022
Series A Notes	110,000	(930)	110,000	(1,011)		4.34%		1/2/2023
Series E Notes	50,000	(300)	—	—		3.66%		9/15/2023
Series B Notes	259,000	(2,271)	259,000	(2,378)		4.69%		12/16/2025
Series D Notes	150,000	(898)	—	—		3.98%		7/6/2026
Series C Notes	56,000	(539)	56,000	(509)		4.79%		12/16/2027
TOTAL UNSECURED LOANS	2,025,000	(12,392)	1,555,000	(12,125)
MORTGAGE LOANS
Mortgage Loan secured by Rincon Center(7)	100,409	(198)	102,309	(355)		5.13%		5/1/2018
Mortgage Loan secured by Sunset Gower Studios/Sunset Bronson Studios	5,001	(1,534)	115,001	(2,232)		LIBOR + 2.25%		3/4/2019	(3)
Mortgage Loan secured by Met Park North(8)	64,500	(398)	64,500	(509)		LIBOR + 1.55%		8/1/2020
Mortgage Loan secured by 10950 Washington(7)	27,929	(354)	28,407	(421)		5.32%		3/11/2022
Mortgage Loan secured by Pinnacle I(9)(10)	129,000	(593)	129,000	(694)		3.95%		11/7/2022
Mortgage Loan secured by Element LA	168,000	(2,321)	168,000	(2,584)		4.59%		11/6/2025
Mortgage Loan secured by Pinnacle II(10)	87,000	(720)	86,228	1,310	(11)	4.30%		6/11/2026
Mortgage Loan secured by Hill7(12)	101,000	(1,319)	—	—		3.38%	(13)	11/6/2026	(13)
Mortgage Loan secured by 901 Market Street	—	—	30,000	(119)		N/A		N/A
TOTAL MORTGAGE LOANS	682,839	(7,437)	723,445	(5,604)
TOTAL	$2,707,839	$(19,829)	$2,278,445	$(17,729)
_____________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2016, which may be different than the interest rates as of December 31, 2015 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of December 31, 2016, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)
Effective May 1, 2015, $300.0 million of the term loan has been effectively fixed at 2.66% to 3.56% per annum through the use of an interest rate swap. In July 2016, the Company amended this interest rate swap to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative instrument related to this loan. Therefore, the effective interest rate with respect to $300.0 million of the term loan increased to a range of 2.75% to 3.65% per annum. See Note 6 for details.

(5)
Effective May 1, 2015, the outstanding balance of the term loan has been effectively fixed at 3.21% to 4.16% per annum through the use of an interest rate swap. In July 2016, the Company amended this interest rate swap to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative instrument related to this loan. Therefore, the effective interest rate increased to a range of 3.36% to 4.31% per annum. See Note 6 for details.

(6)	Effective June 1, 2016, the outstanding balance of the term loan has been effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Note 6 for details.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

(8)	This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 6 for details.

(9)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(10)	The Company owns 65% of the ownership interests in the consolidated joint venture that owns the Pinnacle I and II properties. The full amount of the loan is shown.

(11)	Represents unamortized premium amount of the non-cash mark-to-market adjustment.

(12)	The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown.

(13)	The maturity date can be extended for an additional two years at a higher interest rate and with principal amortization.

Current Year Activity

On May 3, 2016, the Company drew on the $175.0 million 5-Year Term Loan due November 2020 and $125.0 million 7-Year Term Loan due November 2022, both of which were entered into on November 17, 2015. Amounts drawn were used to fully pay down $30.0 million of the 901 Market Street mortgage loan that was set to mature on October 31, 2016, to partially pay down $110.0 million of the Sunset Gower Studios/Sunset Bronson Studios mortgage loans and $100.0 million of the 5-Year Term Loan due April 2020.

On June 7, 2016, Pinnacle II Hudson MC Partners, the Company’s consolidated joint venture, entered into an $87.0 million ten-year mortgage loan secured by its Pinnacle II office property. This new loan has a maturity date of June 11, 2026 and bears a fixed rate of 4.30% per annum with interest only payable every month during the term of the loan and principal payment at maturity. Proceeds were used to fully pay down the previous loan secured by the Company’s Pinnacle II office property that was scheduled to mature on September 6, 2016.

On July 6, 2016, the Company entered into a private placement of debt for $150.0 million of 3.98% guaranteed senior notes due July 6, 2026. The $150.0 million was drawn on July 6, 2016. Proceeds were used to pay down the unsecured revolving credit facility. The Company also secured an additional $50.0 million of funds from a private placement of 3.66% guaranteed senior notes due September 15, 2023, which was drawn on September 15, 2016. Proceeds were used to repay amounts outstanding under its unsecured revolving credit facility and for general corporate purposes.

On October 7, 2016, the Company acquired Hill7 property through a consolidated joint venture. In conjunction with the acquisition, the joint venture closed a $101.0 million mortgage loan with a fixed interest rate of 3.38% per annum. This loan bears interest only payable every month during the term of the loan and principal payment at maturity.

Indebtedness

The Company presents its financial statements on a consolidated basis. Notwithstanding such presentation, except to the extent expressly indicated, such as in the case of the project financing for Sunset Gower Studios and Sunset Bronson Studios, the Company’s separate property-owning subsidiaries are not obligors of or under the debt of their respective affiliates and each property-owning subsidiary’s separate liabilities do not constitute obligations of its respective affiliates.

Loan agreements include events of default that the Company believes are usual for loan and transactions of this type. As of the date of this filing, there have been no events of default associated with the Company’s loans.

Certain loan agreements require that some or all receipts collected from properties are deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. Included in restricted cash on the Company’s Consolidated Balance Sheets at December 31, 2016 and December 31, 2015 are lockbox and reserve funds as follows:

Property	December 31, 2016	December 31, 2015
Rincon Center	$16,291	$14,237
Element LA	2,627	1,149
Pinnacle I	1,811	1,792
Hill7	1,643	—
Pinnacle II	1,382	722
10950 Washington	1,249	1,014
	$25,003	$18,914

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The minimum future principal payments due on the Company’s secured and unsecured notes payable at December 31, 2016 for each of the next five years and thereafter were as follows (before the impact of extension options, if applicable):

Year ended	Annual Principal Payments
2017	$2,714
2018	101,157
2019	307,886
2020	692,493
2021	3,142
Thereafter	1,600,447
Total	$2,707,839

Senior Unsecured Revolving Credit Facility and Term Loan Agreement

Term Loan Agreement

On November 17, 2015, the operating partnership entered into a term loan credit agreement with a group of lenders for an unsecured $175.0 million five-year delayed draw term loan with a maturity date of November 2020 (“5-Year Term Loan due November 2020”) and an unsecured $125.0 million seven-year delayed draw term loan with a maturity date of November 2022 (“7-Year Term Loan due November 2022”). These term loans were fully drawn on May 3, 2016.

Interest on the term loan agreement is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) a specified base rate plus the applicable base rate margin, dependent on the operating partnership’s leverage ratio. The applicable LIBOR margin will range from 1.30% to 2.20% for the 5-Year Term Loan due November 2020, depending on our Leverage Ratio (as defined in the term loan agreement) and 1.60% to 2.55% for the 7-Year Term Loan due November 2022, depending on our Leverage Ratio (as defined in the term loan agreement). Beginning on February 13, 2016, each term loan is subject to an unused commitment fee of .20%.

The operating partnership has the right to terminate or reduce unused commitments under either term loan in the term loan agreement without penalty or premium. Subject to the satisfaction of certain conditions, the operating partnership has the right to increase the availability of either or both of the term loans so long as the aggregate commitments under both term loans do not exceed $475.0 million.

If the Company obtains a credit rating for the Company’s senior unsecured long-term indebtedness, the operating partnership may make an irrevocable election to change the interest rate. During 2016, our senior unsecured long-term indebtedness was assigned an investment grade rating. The Company has not made the credit rating election.

A&R Credit Agreement

The operating partnership maintains and periodically amends its A&R Credit Agreement with a group of lenders. On April 1, 2015, the agreement governing the credit facility was amended and restated to, among other things, (i) extend the maturity date of the A&R Credit Agreement with a one-year extension option, (ii) increase available revolving credit from $300.0 million to $400.0 million, (iii) increase the five-year term loan facility from $150.0 million to $550.0 million and extended the maturity date to April 2020 (“5-Year Term Loan due April 2020”) and (iv) add a $350.0 million seven-year term loan with a maturity date of April 2022 (“7-Year Term Loan due April 2022”). On November 17, 2015, the operating partnership amended and restated the Credit Facility (“Amended and Restated Credit Facility”) to align certain terms therein with the less restrictive terms of the term loan agreement. The 5-Year Term Loan due April 2020 and the 7-Year Term Loan due April 2022 were used towards the EOP Acquisition. The A&R Credit Agreement is available for other purposes, including for payment of redevelopment and development costs incurred in connection with properties owned by the operating partnership or any subsidiary, to finance capital expenditures and the repayment of indebtedness of the Company, the operating partnership and its subsidiaries, to provide for general working capital needs of the Company, the operating partnership and its subsidiaries and for the general corporate purposes of the Company, the operating partnership and its subsidiaries, and to pay fees and expenses incurred in connection with the Amended and Restated Credit Facility.

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

If the Company obtains a credit rating for the Company’s senior unsecured long-term indebtedness, the operating partnership may make an irrevocable election to change the interest rate and facility fee. During 2016, our senior unsecured long-term indebtedness was assigned an investment grade rating. The Company has not made the credit rating election.

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

Guaranteed Senior Notes

On November 16, 2015, the operating partnership entered into a note purchase agreement with various purchasers, which provides for the private placement of $425.0 million of guaranteed senior notes by the operating partnership, of which (i) $110.0 million are designated as 4.34% Series A guaranteed senior notes due January 2, 2023 (the “Series A Notes”), (ii) $259.0 million are designated as 4.69% Series B guaranteed senior notes due December 16, 2025 (the “Series B Notes”) and (iii) $56.0 million are designated as 4.79% Series C guaranteed senior notes due December 16, 2027 (the “Series C Notes”). These notes were issued on December 16, 2015 and upon issuance, the notes pay interest semi-annually on the 16th day of June and December in each year until their respective maturities. Additional guaranteed senior notes were issued in 2016; for further detail, refer to the current activity section above.

The operating partnership may prepay at any time all or, from time to time, any part of the guaranteed senior notes in an amount not less than 5% of the aggregate principal amount of any series of guaranteed senior notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a make-whole premium.

The operating partnership’s obligations under guaranteed senior notes will be fully and unconditionally guaranteed by the Company. Subsidiaries of the Company will also issue unconditional guarantees upon the occurrence of certain conditions, including such subsidiaries providing guarantees under the New Credit Agreement and Amended and Restated Credit Facility, by and among the operating partnership, the financial institutions party thereto, and Wells Fargo Bank, National Association as administrative agent.

Debt Covenants

The operating partnership’s ability to borrow under the term loan agreement, the Amended and Restated Credit Facility, and guaranteed senior notes remains subject to ongoing compliance with financial and other covenants as defined in the respective agreements, including, when considering the most restrictive terms, maintaining a leverage ratio (maximum of 0.60:1.00), unencumbered leverage ratio (maximum of 0.60:1.00), fixed charge coverage ratio (minimum of 1.50:1.00), secured indebtedness leverage ratio (maximum of 0.45:1.00), and unsecured interest coverage ratio (minimum 2.00:1.00). Certain financial covenant ratios are subject to change in the occurrence of material acquisitions as defined in the respective agreements. Other covenants include certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the operating partnership’s primary business, and other customary affirmative and negative covenants.

The operating partnership was in compliance with its financial covenants at December 31, 2016.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Repayment Guaranties

Sunset Gower Studios and Sunset Bronson Studios Loan

In connection with the loan secured by the Sunset Gower Studios and Sunset Bronson Studios properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. At December 31, 2016, the outstanding balance was $5.0 million, which results in a maximum guarantee amount for the principal under this loan of $1.0 million. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Other Loans

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

6. Derivative Instruments

The Company enters into derivative instruments in order to hedge interest rate risk. As of December 31, 2016, the Company had six interest rate swaps with aggregate notional amounts of $839.5 million. As of December 31, 2015, the Company had two interest rate caps and five interest rate swaps with aggregate notional amounts of $92.0 million and $714.5 million, respectively. These derivatives instruments were designated as effective cash flow hedges for accounting purposes.

The Company’s derivative instruments are classified as Level 2 and their fair values are derived from estimated values obtained from observable market data for similar instruments.

5-Year Term Loan due April 2020 and 7-Year Term Loan due April 2022

On April 1, 2015, the Company effectively hedged $300.0 million of the 5-Year Term Loan due April 2020 through two interest rate swaps, each with a notional amount of $150.0 million, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity. Therefore the interest rate is effectively fixed at 2.66% to 3.56%. The unhedged portion bears interest at a rate equal to one-month LIBOR plus 1.30% to 2.20%, depending on the Company’s leverage ratio. The Company also effectively hedged its $350.0 million 7-Year Term Loan due April 2022 through two interest rate swaps, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity. Therefore the interest rate is effectively fixed at 3.21% to 4.16%.

In July 2016, the derivative instruments as described above were amended to include a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative instruments. Therefore, the effective interest rate increased to a range of 2.75% to 3.65% with respect to $300.0 million of the 5-Year Term Loan due April 2020 and 3.36% to 4.31% with respect to the 7-Year Term Loan due April 2022, per annum based on the Company’s operating partnership’s leverage ratio. The amount included in accumulated other comprehensive income (loss) prior to the de-designation is amortized into interest expense over the remaining original respective terms of the derivative instruments.

During the year ended December 31, 2016, the Company recognized an unrealized loss of $1.4 million on the Consolidated Statement of Operations related to the ineffective portion of these derivative instruments. This amount is also presented on the unrealized loss on ineffective portion of derivative instruments line item on the Consolidated Statements of Cash Flow. There was no recognized unrealized loss or gain during the years ended December 31, 2015 and 2014.

7-Year Term Loan due November 2022

On May 3, 2016, the Company entered into a derivative instrument with respect to $125.0 million of the 7-Year Term Loan due November 2022. This derivative instrument became effective on June 1, 2016 and swapped one-month LIBOR, which includes a 0.00% floor, to a fixed rate of 1.43% through the loan’s maturity.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Sunset Gower Studios and Sunset Bronson Studios Mortgage

On February 11, 2011, the Company closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by the Sunset Gower Studios and Sunset Bronson Studios properties. The loan initially bore interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, the Company purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through February 11, 2016. On January 11, 2012, the Company purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan.

Effective August 22, 2013, the terms of this loan were amended to, among other changes, increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest to a rate equal to one-month LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018. The derivative instruments described above were not changed in connection with this loan amendment. Therefore, the interest rate is effectively fixed at 5.97% on $50.0 million of the loan and 4.25% with respect to $42.0 million of the loan.

Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0 million for budgeted construction costs associated with the Icon and CUE developments and to extend the maturity date from February 11, 2018 to March 4, 2019. The derivative instruments described above were not changed in connection with this loan amendment. These derivative instruments matured on February 11, 2016.

Met Park North

On July 31, 2013, the Company closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by the Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 1.55%. The full loan is subject to an interest rate contract that swaps one-month LIBOR to a fixed rate of 2.16% through the loan’s maturity on August 1, 2020.

Overall

The fair market value of derivative instruments are presented on a gross basis in the Consolidated Balance Sheets. The derivative assets as of December 31, 2016 and 2015 were $5.9 million and $2.1 million, respectively. The derivative liabilities as of December 31, 2016 and 2015 were $1.3 million and $2.0 million, respectively.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of December 31, 2016, the Company expects $5.3 million of unrealized loss included in accumulated other comprehensive loss will be reclassified to interest expense in the next 12 months.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2017 to 2031. Future minimum base rents (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at December 31, 2016 for each of the next five years and thereafter are as follows:

Year ended	Non-cancellable	Subject to early termination options	Total(1)
2017	$485,078	$1,572	$486,650
2018	441,962	21,695	463,657
2019	392,495	24,858	417,353
2020	320,117	10,901	331,018
2021	265,552	16,371	281,923
Thereafter	811,945	97,900	909,845
Total	$2,717,149	$173,297	$2,890,446
_____________

(1)	Excludes rents under leases at the Company’s media and entertainment properties with terms of one year or less.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Future Minimum Lease Payments

The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of December 31, 2016:

Property	Expiration Date	Notes
Sunset Gower Studios	3/31/2060	Every 7 years rent adjusts to 7.5% of Fair Market Value (“FMV”) of the land.
Del Amo Office	6/30/2049
Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease.

9300 Wilshire	8/14/2032	Additional rent is the sum by which 6% of gross rental from the prior calendar year exceeds the Minimum Rent.
222 Kearny Street	6/14/2054
Minimum annual rent is the greater of $975 thousand or 20% of the first $8.0 million of the tenant’s “Operating Income” during any “Lease Year,” as such terms are defined in the ground lease. This property was subsequently sold on February 14, 2017.

Page Mill Center	11/30/2041	Minimum annual rent (adjusted on 1/1/2019 and 1/1/2029) plus 25% of adjusted gross income (“AGI”), less minimum annual rent.
Clocktower Square	9/26/2056	Minimum annual rent (adjusted every 10 years) plus 25% of AGI less minimum annual rent.
Palo Alto Square	11/30/2045	Minimum annual rent (adjusted every 10 years starting 1/1/2022) plus 25% of AGI less minimum annual rent.
Lockheed	7/31/2040
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of consumer price index, or CPI, increase. Percentage annual rent is improvements lessee’s base rent x 24.125%.

Foothill Research Center	6/30/2039
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

Metro Center	4/29/2054	Every 10 years rent adjusts to 7.233% of FMV of the land (since 2008) and rent also adjusts every 10 years to reflect the change in CPI from the preceding FMV adjustment date (since 2013).
Techmart Commerce Center	5/31/2053	Subject to a 10% increase every 5 years.
11601 Wilshire	10/31/2064
Subject to a $50 thousand increase every 5 years. Commencing on August 1, 2026, minimum rent is adjusted to reflect changes in CPI. On December 27, 2016, the Company entered into an agreement to purchase the land related to this ground lease. The transaction is expected to close in the second quarter of 2017, however there can be no guaranty that the transaction will close as expected.

Page Mill Hill	11/17/2049	Minimum annual rent (adjusted every 10 years) plus 60% of the average of the percentage annual rent for the previous 7 lease years.

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The Company recognized the following contingent rental expense and minimum rental expense for our ground leases and corporate office lease:

	For the Year Ended December 31,
	2016	2015	2014
Contingent rental expense	$8,651	$3,843	$125
Minimum rental expense	12,085	9,196	1,360

The following table provides information regarding the Company’s future minimum lease payments for its ground lease at December 31, 2016 for each of the next five years and thereafter (before the impact of extension options, if applicable):

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

For the Year Ended December 31,	Ground Leases (1)(2)(3)(4)
2017	$13,989
2018	15,588
2019	15,638
2020	15,638
2021	15,659
Thereafter	461,073
Total	$537,585
_____________

(1)
In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, the future minimum lease amounts above include the lease rental obligations in effect as of December 31, 2016.

(2)	In situations where ground lease obligation adjustments are based on CPI adjustment, the future minimum lease amounts above include the lease rental obligations in effect as of December 31, 2016.

(3)
In situations where ground lease obligation adjustments are based on the percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of December 31, 2016.

(4)
Balance includes future minimum ground lease obligation for 222 Kearny Street, which was sold on February 14, 2017 and the obligation for 11601 Wilshire. On December 27, 2016, the Company entered into an agreement to purchase the land related to the 11601 Wilshire ground lease. This transaction is expected to close in the second quarter of 2017, however there can be no guaranty that the transaction will close.

8. Fair Value of Financial Instruments

The Company measures fair value of financial instruments using Level 2 inputs categorized within the fair value framework. The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$5,935	$—	$5,935	$—	$2,061	$—	$2,061
Derivative liabilities	—	1,303	—	1,303	—	2,010	—	2,010

Other Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value, using Level 1 inputs, because of the short-term nature of these instruments. Fair values for notes payable and notes receivable are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs. The table below represents the carrying value and fair value of assets and liabilities as of:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net(1)	$2,707,839	$2,681,134	$2,279,755	$2,284,429
Notes receivable, net	—	—	28,684	28,684
_____________

(1)	Amounts represent total notes payable includes unamortized loan premium and excludes net deferred financing fees.

9. Stock-Based Compensation

The Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Plan, as amended (the “2010 Plan”), permits us to grant, among other things, restricted stock, restricted stock units and performance-based awards. Each restricted share, restricted stock unit and common share issued reduces the share reserve by 2.95 shares. As of December 31, 2016, 1,930,668 common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested RSUs, awards under our one-time retention performance-based awards, and awards under our outstanding outperformance programs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $34.78.

The board of directors of Hudson Pacific Properties Inc. (the “Board”) awards restricted shares to non-employee board members on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members in accordance with our Board compensation program. The time-based awards are generally issued in the second

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

The Board awards time-based restricted shares to employees on an annual basis as part of the employees’ annual compensation. The time-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain restricted share awards are subject to holding restrictions upon vesting if the employee is a named executive officer.

The Compensation Committee of our Board annually adopts a Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under our 2010 Plan. With respect to OPP Plan awards granted through 2016, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 25% of the earned award will vest in equal annual installments over the two years thereafter, subject to the participant’s continued employment. OPP Plan awards are settled in common stock and in the case of certain executives, awards are settled in performance units in our operating partnership.

In December 2015, the Compensation Committee of our Board awarded a one-time special retention award to certain executives. The grants consist of time-based awards and performance-based awards. The time-based awards vest in equal 25% installments over four years, subject to the participant’s continued employment. The performance-based awards vest over a four-year period, subject to the achievement of applicable performance goals and the participant’s continued employment.

Time-Based Awards

The stock-based compensation is valued based on the quoted closing price of the Company’s common stock on the applicable grant date and discounted for the hold restriction in accordance with ASC 718. The stock-based compensation is amortized through the final vesting period on a straight-line basis. Forfeitures of awards are recognized as they occur.

Performance-Based Awards

OPP Plan

An award under the OPP Plan is ultimately earned to the extent the Company outperforms a predetermined total shareholder return (“TSR”) goal and/or achieves goals with respect to the outperformance of its peers in a particular REIT index. The ultimate aggregate award cannot exceed the predetermined maximum bonus pool. The following table outlines key components of the 2016 and 2015 OPP Plans:

	2016 OPP Plan	2015 OPP Plan
Maximum bonus pool, in millions	$17.5	$15.0
Performance period	1/1/2016 to 12/31/2018	1/1/2015 to 12/31/2017

The stock-based compensation costs of the OPP Plans were valued in accordance with ASC 718, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur. The per unit fair value of OPP award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

	2016	2015	2014
Expected price volatility for the Company	24.00%	22.00%	28.00%
Expected price volatility for the particular REIT index	17.00%	22.00%	26.00%
Risk-free rate	1.09%	1.13%	0.77%
Dividend yield	2.40	1.50	1.50

One-Time Retention Awards

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

At the end of each year in the four-year performance period and over the four-year performance period, the ultimate award is earned if the Company outperforms a predetermined TSR goal and/or achieves goals with respect to its outperformance of its peers in a particular REIT index.

The stock-based compensation costs were valued in accordance with ASC 718, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur. The per unit fair value of one-time retention award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumptions
Expected price volatility for the Company	23.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	1.63%
Dividend yield	3.20

Summary of Unvested Share Activity

The following table summarizes the activity and status of all unvested awards:

	2016		2015		2014
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1	827,950	$28.92	543,707	$26.43	541,180	$19.98
Granted	489,826	30.95	629,504	29.01	281,491	29.38
Vested	(430,597)	26.75	(335,544)	24.80	(275,051)	16.83
Canceled	—	—	(9,717)	38.17	(3,913)	20.44
Unvested at December 31	887,179	$31.09	827,950	$28.92	543,707	$26.43

Year Ended December 31,	Non-Vested Shares Issued	Weighted Average Grant - Date Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2016	489,826	$30.95	(430,597)	$14,736
2015	629,504	29.01	(335,544)	9,606
2014	281,491	29.38	(275,051)	9,794

Share-based Compensation Recorded

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	For the Year Ended December 31,			Consolidated Financial
	2016	2015	2014	Statement Classification
Expensed stock compensation	$14,144	$8,421	$7,559	General and administrative expenses
Capitalized stock compensation	510	411	420	Deferred leasing costs and lease intangibles, net and tenant improvements
Total stock compensation	$14,654	$8,832	$7,979	Additional paid-in capital and non-controlling interest—units in the operating partnership

As of December 31, 2016, total unrecognized compensation cost related to unvested share-based payments was $28.5 million, and is expected to be recognized over a weighted-average period of three years.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

10. Earnings Per Share

The Company calculates basic earnings per share by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The Company calculates diluted earnings per share by dividing the diluted net income (loss) available to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method. Unvested time-based RSUs and unvested OPP awards that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income (loss) available to common stockholders:

	For the Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$43,758	$(16,082)	$23,522
Income attributable to preferred stock	(636)	(12,105)	(12,785)
Original issuance costs of redeemed Series B preferred stock	—	(5,970)	—
Income attributable to participating securities	(766)	(356)	(274)
Income attributable to non-controlling interest in consolidated entities	(9,290)	(3,853)	(149)
(Income) loss attributable to non-controlling units of the operating partnership	(5,848)	21,969	(359)
Basic net income (loss) available to common stockholders	27,218	(16,397)	9,955
Effect of dilutive instruments	451	—	—
Diluted net income (loss) available to common stockholders	27,669	(16,397)	9,955
Denominator:
Basic weighted average common shares outstanding	106,188,902	85,927,216	65,792,447
Effect of dilutive instruments(1)	4,180,153	—	717,000
Diluted weighted average common shares outstanding	110,369,055	85,927,216	66,509,447
Basic earnings per common share(2)	$0.26	$(0.19)	$0.15
Diluted earnings per common share(2)	$0.25	$(0.19)	$0.15
_____________

(1)
The Company includes unvested awards and convertible common units as contingently issuable shares in the computation of diluted EPS once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period.  Any anti-dilutive securities are excluded from the diluted EPS calculation.

(2)	In 2014, the Company had a $164 thousand loss from discontinued operations which resulted in $0.00 basic and diluted earnings per share from discontinued operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

11. Equity

The tables below present the effect of the Company’s derivative financial instruments on accumulated other comprehensive loss (“OCI”):

	Hudson Pacific Properties, Inc. Stockholder’s Equity	Non-controlling interests	Total Equity
Balance at January 1, 2014	$997	$165	$1,162
Unrealized loss recognized in OCI due to change in fair value	1,870	69	1,939
Loss reclassified from OCI into income (as interest expense)	(424)	(16)	(440)
Net Change in OCI	1,446	53	1,499
Balance at December 31, 2014	2,443	218	2,661

Unrealized loss recognized in OCI due to change in fair value	4,976	2,687	7,663
Loss reclassified from OCI into income (as interest expense)	(6,338)	(3,922)	(10,260)
Net Change in OCI	(1,362)	(1,235)	(2,597)
Balance at December 31, 2015	1,081	(1,017)	64

Unrealized (income) loss recognized in OCI due to change in fair value	(4,122)	6,989	2,867
Loss reclassified from OCI into income (as interest expense)	(6,455)	(2,354)	(8,809)
Net change in OCI	(10,577)	4,635	(5,942)
Balance at December 31, 2016	$(9,496)	$3,618	$(5,878)

Non-controlling Interests

Common units in the operating partnership

Common units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the operating partnership. Investors who own common units have the right to cause the operating partnership to repurchase any or all of their common units for cash equal to the then-current market value of one share of common stock or, at our election, issue shares of our common stock in exchange for common units on a one-for-one basis. The following table summarizes the activity related to common units from January 1, 2015 to December 31, 2016:

Non-controlling interest in common units
Balance at January 1, 2015	2,382,563
April issuance (1)	54,848,480
April redemption (2)	(934,728)
Balance at December 31, 2015	56,296,315
May redemption (3)	(10,117,223)
July redemption (3)	(19,195,373)
November redemption (3)	(17,533,099)
Balance at December 31, 2016 (4)	9,450,620
_____________

(1)	The Company issued common units to Blackstone as consideration for the EOP Acquisition.

(2)
One of our common unitholders required us to repurchase common units and the Company elected, in accordance with our limited partnership agreement, to issue shares of our common stock in exchange for the common units to satisfy the redemption notice.

(3)
The common unitholders requested the operating partnership repurchase common units and the Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the redemption. The Company funded the redemptions using the proceeds from registered underwritten public offering of common stock.

(4)
On January 10, 2017, Blackstone and Farallon Capital Management, LLC (“Farallon Funds”) sold their ownership interests in the operating partnership following the completion of a common stock offering and common unit repurchase. Refer to Note 15 for additional details.

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

Non-controlling interest—members in consolidated entities

The Company has an interest in a joint venture with Media Center Partners, LLC. The Pinnacle JV owns the Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. The Company initially owned a 98.25% interest in the Pinnacle JV, but its interest decreased to 65.0% when the Pinnacle JV acquired Pinnacle II on June 14, 2013. As of December 31, 2016, the Company owns a 65.0% interest in the Pinnacle JV.

On January 5, 2015, the Company entered into a joint venture with Canada Pension Plan Investment Board, (“CPPIB”) through which CPPIB purchased a 45% interest in 1455 Market Street office property located in San Francisco, California, for a purchase price of $219.2 million (before certain credits, proration and closing costs).

On October 7, 2016, the Company entered into another joint venture with CPPIB to purchase the Hill7 office property located in Seattle, Washington for $179.8 million (before credits, prorations and closing costs). The Company owns a 55% interest in the Hill7 office property, refer to Note 3 for details of the acquisition.

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

8.375% Series B cumulative redeemable preferred stock

5,800,000 shares of 8.375% Series B cumulative redeemable preferred stock of Hudson Pacific Properties, Inc., with a liquidation preference of $25.00 per share, $0.01 par value per share, were outstanding in 2014 and until it was redeemed in 2015. Dividends on the Series B preferred stock were cumulative from the date of original issue and payable quarterly on or about the last calendar day of each March, June, September and December at the rate of 8.375% per annum of its $25.00 per share liquidation preference.

On December 10, 2015, the Company redeemed its Series B preferred stock in whole for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the date of redemption. During the year ended December 31, 2015, the Company recognized a non-recurring non-cash allocation of additional loss for purposes of computing earnings per share of $6.0 million as a reduction to net income available to common stockholders for the Company and common unitholder for the operating partnership for the original issuance costs related to the Series B preferred stock.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The following table reconciles the net income (loss) allocated to common stock and operating partnership units on the Consolidated Statements of Equity to the common stock and the common unit net income (loss) allocation on the Consolidated Statements of Operations for the years ended:

	Hudson Pacific Properties, Inc.			Hudson Pacific Properties, L.P.
	2016	2015	2014	2016	2015	2014
Net income (loss) allocation for common stock or common units on the Consolidated Statements of Equity	$27,984	$(10,071)	$10,229	$33,832	$(32,040)	$10,588
Net income attributable to participating securities	(766)	(356)	(274)	(766)	(356)	(274)
Series B transaction costs allocation	—	(5,970)	—	—	(5,970)	—
Net income (loss) allocation for common stock/common units on the Consolidated Statements of Operations	$27,218	$(16,397)	$9,955	$33,066	$(38,366)	$10,314

Common Stock Activity

The Company has remained well-capitalized since the initial public offerings through public offerings, private placements and continuous offerings under our at-the-market, or ATM, program.

The following table summarizes the common stock offering in 2014, 2015 and 2016:

Number of Common Shares
January 28, 2014 (1)	9,487,500
January 20, 2015 (2)	12,650,000
April 1, 2015 (3)	8,626,311
May 16, 2016 (4)	10,117,223
July 21, 2016 (4)	19,195,373
November 28, 2016 (4)	17,533,099
_____________

(1)
Represents a common stock offering of 8,250,000 shares of common stock and the exercise of the underwriter’s option to purchase an additional 1,237,500 shares of our common stock at the public offering price of $21.50 per share. Total proceeds from the public offering, after underwriter’s discount, were approximately $195.8 million (before transaction costs).

(2)
Represents a common stock offering of 11,000,000 shares of common stock and the exercise of the underwriter’s option to purchase an additional 1,650,000 shares of our common stock at the public offering price of $31.75 per share. Total proceeds from the public offering, after underwriter’s discount, were approximately $385.6 million (before transaction costs).

(3)	Represents a common stock issuance in connection with the EOP Acquisition. The issuance of common stock is part of the consideration paid.

(4)	Proceeds from the offering were used to repurchase common units in the operating partnership.

On January 10, 2017, the Company, certain entities affiliated with Blackstone and the Farallon Funds completed an common stock offering of 8,881,575 shares of common stock of the Company. Immediately following this transaction, Blackstone and the Farallon Funds no longer hold any ownership interests in the Company or the operating partnership. Refer to Note 15 for additional details.

The Company’s ATM program permits sales of up to $125.0 million of stock. A cumulative total of $20.1 million has been sold as of December 31, 2016. The following table summarizes the ATM activity:

	2016	2015	2014
Shares of common stock sold during the period	165,000	—	76,000
Common stock price ranges	$33.54 to $33.95	N/A	$21.92 to $22.07

Share repurchase program

On January 20, 2016, the Board authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. No share repurchases have been made as of December 31, 2016.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Dividends

During the year ended December 31, 2016, the Company declared dividends on its common stock and non-controlling common partnership interests of $0.800 per share and unit. The Company also declared dividends on its Series A preferred partnership interests of $1.5625 per unit. The fourth quarter 2016 dividends were declared on December 19, 2016 and paid to holders of record on December 29, 2016.

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

The Company’s dividends related to its common stock (CUSIP #444097109) will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions Per Share	Total	Non-qualified	Qualified	Capital Gain Distributions(1)	Return of Capital
3/20/2016	3/30/2016	$0.20000	$0.14542	$0.14542	$—	$0.02447	$0.03011
6/20/2016	6/30/2016	0.20000	0.14542	0.14542	—	0.02447	0.03011
9/20/2016	9/30/2016	0.20000	0.14542	0.14542	—	0.02447	0.03011
12/19/2016	12/29/2016	0.20000	0.14542	0.14542	—	0.02447	0.03011
	Totals	$0.80000	$0.58168	$0.58168	$—	$0.09788	$0.12044
		100%	72.71%			12.24%	15.05%
_____________

(1)	$0.00540 of the $0.02447 capital gain distributions should be characterized as unrecaptured Section 1250 gain.

12. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2016, that provide for various severance and change in control benefits and other terms and conditions of employment.

Lease and Subsequent Purchase of Corporate Headquarters from Blackstone

On July 26, 2006, the Company’s predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone) for the Company’s corporate headquarters at 11601 Wilshire Boulevard. The Company amended the lease to increase its occupancy to 40,120 square feet of the property’s space as a tenant commencing on September 1, 2015. On December 16, 2015, the Company entered into an amendment of that lease to expand the space to approximately 42,371 square feet of the property’s space and to extend the term by an additional three years, to a total of ten years, through August 31, 2025. On July 1, 2016, the Company purchased the 11601 Wilshire property from funds managed by Blackstone for $311.0 million (before credits, prorations and closing costs).

JMG Capital Lease at 11601 Wilshire

JMG Capital Management LLC leases approximately 6,638 square feet at 11601 Wilshire property pursuant to an eight-year lease at an aggregate rate of approximately $279 thousand annualized rent per year. Jonathan M. Glaser, a member of the Company’s board of directors, is the founder and managing member of JMG Capital Management LLC. JMG Capital Management LLC was a tenant of the property at the time it was purchased by the Company.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

222 Kearny Street Disposition

On December 30, 2016, the Company entered into an agreement to sell its 222 Kearny Street property to a joint venture, a partner of which are affiliates of the Farallon Funds. Richard B. Fried, an independent director on our Board, is a managing member of the Farallon Funds. 222 Kearny Street was subsequently sold on February 14, 2017.

Agreement Related to EOP Acquisition

On April 1, 2015, the Company completed the EOP Acquisition from certain affiliates of Blackstone, which consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets. The total consideration paid for the EOP Acquisition before certain credits, prorations and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of Hudson Pacific Properties, Inc. and common units in the operating partnership. Following a common stock offering and common unit repurchase on January 10, 2017, Blackstone no longer holds an ownership interest in the Company or the operating partnership and the Stockholders Agreement between the Company, the operating partnership and Blackstone automatically terminated.

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

Pursuant to the terms of the Stockholders Agreement, in April 2015 the Board was expanded from eight to eleven directors, and three director nominees designated by Blackstone to the Board were elected. On January 13, 2016, one of Blackstone’s nominees resigned from the Board, and Blackstone indicated that it would not designate an individual to replace him. Subsequently, the Board voted to decrease its size to ten directors. Subject to certain exceptions, the Board will continue to include Blackstone’ designees in its slate of nominees, and will continue to recommend such nominees, and will otherwise use its reasonable best efforts to solicit the vote of the stockholders of Hudson Pacific Properties, Inc. to elect to the Board the slate of nominees which includes those designated by Blackstone. Blackstone will have the right to designate three nominees for so long as it continues to beneficially own, in the aggregate, greater than 50% of the Equity Consideration. If Blackstone’ beneficial ownership of the Equity Consideration decreases, then the number of director nominees that Blackstone will have the right to designate will be reduced (i) to two, if Blackstone beneficially owns greater than or equal to 30% but less than or equal to 50% of the Equity Consideration and (ii) to one, if Blackstone beneficially owns greater than or equal to 15% but less than 30% of the Equity Consideration. The Board nomination rights of Blackstone will terminate at such time as Blackstone beneficially owns less than 15% of the Equity Consideration or upon written notice of waiver or termination of such rights by Blackstone. So long as Blackstone retains the right to designate at least one nominee to the Board, Hudson Pacific Properties, Inc. will not be permitted to increase the total number of directors comprising the Board to more than 12 persons without the prior written consent of Blackstone.

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

Redemption Rights of Blackstone

Under the terms of the Stockholders Agreement, the Company (in its capacity as the general partner of the operating partnership) has waived the 14-month holding period set forth in the Fourth Amended and Restated Limited Partnership Agreement before Blackstone may require the operating partnership to repurchase the common units and grants certain additional rights to Blackstone in connection with such redemptions. Among other things, the Company generally must give Blackstone notice before 9:30 a.m. Eastern time on the business day after the business day on which Blackstone gives the Company notice of redemption of any common units of the Company’s election, in its sole and absolute discretion, to either (a) cause the operating partnership to redeem all of the tendered common units in exchange for a cash amount per common units equal to the value of one share of common stock on the date that Blackstone provided its notice of redemption, calculated in accordance with and subject to adjustment as provided in the Fourth Amended and Restated Limited Partnership Agreement and the Stockholders Agreement, or (b) subject to the restrictions on ownership and transfer of the Company’s stock set forth in its charter, acquire all of the tendered common units from Blackstone in exchange for shares of common stock, based on an exchange ratio of one share of common stock for each common unit, subject to adjustment as provided in the Fourth Amended and Restated Limited Partnership Agreement. If the Company fails to timely provide such notice, the Company will be deemed to have elected to cause the operating partnership to redeem all such tendered common units in exchange for shares of common stock. Blackstone redeemed 46,250,000 common units in the operating partnership in exchange for cash in 2016.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

13. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2016, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of December 31, 2016, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the media and entertainment and technology industries. As of December 31, 2016 approximately 14.0% and 27.9% of rentable square feet were related to the media and entertainment and technology industries, respectively.

As of December 31, 2016, the Company’s 15 largest tenants represented approximately 22.4% of its rentable square feet and no single tenant accounted for more than 10%.

Letters of Credit

As of December 31, 2016, the Company has outstanding letters of credit totaling approximately $2.6 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

14. Quarterly Financial Information (unaudited)

The tables below present selected quarterly information for 2016 and 2015 for the Company:

	For the Three Months Ended(1)
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenues	$167,198	$164,583	$154,321	$153,537
Income from operations	26,845	23,740	19,811	19,011
Net income	28,530	5,217	4,035	5,976
Net income attributable to Hudson Pacific Properties, Inc. stockholders	22,279	1,847	839	2,253
Net income attributable to common stockholders’ per share—basic	0.18	0.02	0.01	0.03
Net income attributable to common stockholders’ per share—diluted	0.18	0.02	0.01	0.03

	For the Three Months Ended(1)
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenues	$154,651	$151,556	$151,819	$62,824
Income from operations	13,803	4,165	16,094	13,326
Net (loss) income	(2,745)	(1,828)	(36,083)	24,574
Net (loss) income attributable to Hudson Pacific Properties, Inc. stockholders	(6,460)	(3,905)	(25,243)	19,211
Net (loss) income attributable to common stockholders’ per share—basic	(0.07)	(0.04)	(0.28)	0.25
Net (loss) income attributable to common stockholders’ per share— diluted	(0.07)	(0.04)	(0.28)	0.25
_____________

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

15. Subsequent Events

Common Stock Offering and Common Unit Repurchase

On January 10, 2017, the Company, Blackstone and the Farallon Funds completed a public offering of 18,673,808 shares of common stock of Hudson Pacific Properties, Inc., including 8,881,575 shares offered by the Company and 9,792,233 shares by Blackstone and the Farallon Funds. The Company’s proceeds from the offering were used to repurchase 8,881,575 common units in the operating partnership held by Blackstone and the Farallon Funds. Following the completion of these transactions, Blackstone and the Farallon Funds no longer hold any ownership interests in the Company or the operating partnership and the Stockholders Agreement between the Company, the operating partnership and Blackstone automatically terminated.

3402 Pico Disposition

On January 20, 2017, the Company entered into an agreement to sell its 3402 Pico property for $34.0 million (before certain credits, prorations and closing costs). The Company expects this transaction to close in the first quarter of 2017, and intends to use proceeds to pay down amounts outstanding under its unsecured revolving credit facility.

222 Kearny Street Disposition

On February 14, 2017, the Company sold its 222 Kearny Street property for $51.8 million (before certain credits, prorations and closing costs). The Company applied $45.0 million of proceeds from the sale to pay down amounts outstanding under the unsecured revolving credit facility.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(In thousands)

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount
Property name	Location	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation(3)	Year Built / Renovated	Year Acquired
Office
875 Howard Street Property(1)	San Francisco Bay Area, CA	$—	$18,058	$41,046	$11,230	$1,736	$18,058	$54,012	72,070	$(14,594)	Various	2007
Technicolor Building(1)	Los Angeles, CA	—	6,599	27,187	25,032	3,088	6,599	55,307	61,906	(17,158)	2008	2008
Icon & CUE	Los Angeles, CA	—	—	—	137,937	5,320	—	143,257	143,257	—	Ongoing	2008
Del Amo Office	Los Angeles, CA	—	—	18,000	2,371	—	—	20,371	20,371	(4,020)	1986	2010
9300 Wilshire	Los Angeles, CA	—	—	10,718	1,293	—	—	12,011	12,011	(3,553)	1964/2002	2010
1455 Market Street(1)	San Francisco Bay Area, CA	—	41,226	34,990	52,242	—	41,226	87,232	128,458	(9,112)	1976	2010
Rincon Center	San Francisco Bay Area, CA	100,409	58,251	110,656	18,871	—	58,251	129,527	187,778	(23,533)	1940/1989	2010
10950 Washington	Los Angeles, CA	27,929	17,979	25,110	608	—	17,979	25,718	43,697	(4,688)	1957/1974	2010
604 Arizona(1)	Los Angeles, CA	—	5,620	14,745	1,522	—	5,620	16,267	21,887	(2,440)	1950/2005	2011
275 Brannan Street(1)	San Francisco Bay Area, CA	—	4,187	8,063	14,029	1,115	4,187	23,207	27,394	(4,772)	1905	2011
625 Second Street(1)	San Francisco Bay Area, CA	—	10,744	42,650	3,159	—	10,744	45,809	56,553	(7,207)	1906/1999	2011
6922 Hollywood(1)	Los Angeles, CA	—	16,608	72,392	5,573	—	16,608	77,965	94,573	(12,391)	1967	2011
10900 Washington(1)	Los Angeles, CA	—	1,400	1,200	738	—	1,400	1,938	3,338	(510)	1973	2012
901 Market Street(1)	San Francisco Bay Area, CA	—	17,882	79,305	16,285	—	17,882	95,590	113,472	(13,465)	1912/1985	2012
Element LA	Los Angeles, CA	168,000	79,769	19,755	85,152	10,391	79,769	115,298	195,067	(6,458)	1949	2012, 2013
Pinnacle I	Los Angeles, CA	129,000	28,518	171,657	10,157	—	28,518	181,814	210,332	(20,168)	2002	2012
3401 Exposition(1)	Los Angeles, CA	—	14,120	11,319	11,409	1,028	14,120	23,756	37,876	(1,920)	1961	2013
Pinnacle II	Los Angeles, CA	87,000	15,430	115,537	334	—	15,430	115,871	131,301	(12,019)	2005	2013
First & King(1)	Greater Seattle, WA	—	35,899	184,437	7,349	—	35,899	191,786	227,685	(19,865)	Various	2013
Met Park North	Greater Seattle, WA	64,500	28,996	71,768	573	—	28,996	72,341	101,337	(7,678)	2000	2013
Northview Center(1)	Greater Seattle, WA	—	4,803	41,191	(60)	—	4,803	41,131	45,934	(4,516)	1991	2013
Merrill Place(1)	Greater Seattle, WA	—	27,684	29,824	8,373	379	27,684	38,576	66,260	(3,650)	Various	2014
450 Alaskan Way	Greater Seattle, WA	—	—	—	30,725	453	—	31,178	31,178	—	Ongoing	2014
3402 Pico (Existing)(1)	Los Angeles, CA	—	16,410	2,136	8,571	2,257	16,410	12,964	29,374	—	1950	2014
Palo Alto Square(1)	San Francisco Bay Area, CA	—	—	326,033	6,068	—	—	332,101	332,101	(21,302)	1971	2015

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount
Property name	Location	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation(3)	Year Built / Renovated	Year Acquired
3400 Hillview(1)	San Francisco Bay Area, CA	—	—	159,641	2,425	—	—	162,066	162,066	(12,711)	1991	2015
Embarcadero Place(1)	San Francisco Bay Area, CA	—	41,050	77,006	3,833	—	41,050	80,839	121,889	(5,095)	1984	2015
Foothill Research Center(1)	San Francisco Bay Area, CA	—	—	133,994	2,803	—	—	136,797	136,797	(12,193)	1991	2015
Page Mill Center(1)	San Francisco Bay Area, CA	—	—	147,625	5,245	—	—	152,870	152,870	(11,884)	1970/2016	2015
Clocktower Square(1)	San Francisco Bay Area, CA	—	—	93,949	267	—	—	94,216	94,216	(5,282)	1983	2015
Lockheed(1)	San Francisco Bay Area, CA	—	—	34,561	(668)	—	—	33,893	33,893	(2,372)	1991	2015
2180 Sand Hill Road(1)	San Francisco Bay Area, CA	—	13,663	50,559	586	—	13,663	51,145	64,808	(2,812)	1973	2015
Towers at Shore Center(1)	San Francisco Bay Area, CA	—	72,673	144,188	6,620	—	72,673	150,808	223,481	(8,265)	2001	2015
Skyway Landing(1)	San Francisco Bay Area, CA	—	37,959	63,559	1,076	—	37,959	64,635	102,594	(4,498)	2001	2015
Shorebreeze(1)	San Francisco Bay Area, CA	—	69,448	59,806	3,249	—	69,448	63,055	132,503	(3,533)	1985/1989	2015
555 Twin Dolphin(1)	San Francisco Bay Area, CA	—	40,614	73,457	1,933	—	40,614	75,390	116,004	(4,392)	1989	2015
333 Twin Dolphin(1)	San Francisco Bay Area, CA	—	36,441	64,892	6,029	—	36,441	70,921	107,362	(4,201)	1985	2015
Peninsula Office Park(1)	San Francisco Bay Area, CA	—	109,906	104,180	5,787	—	109,906	109,967	219,873	(8,071)	Various	2015
Metro Center(1)	San Francisco Bay Area, CA	—	—	313,683	19,416	—	—	333,099	333,099	(19,182)	Various	2015
Concourse(1)	San Francisco Bay Area, CA	—	45,085	224,271	3,983	—	45,085	228,254	273,339	(15,496)	Various	2015
Gateway(1)	San Francisco Bay Area, CA	—	33,117	121,217	15,914	—	33,117	137,131	170,248	(11,496)	Various	2015
Metro Plaza(1)	San Francisco Bay Area, CA	—	16,038	106,156	5,610	—	16,038	111,766	127,804	(7,207)	1986	2015
1740 Technology(1)	San Francisco Bay Area, CA	—	8,052	49,486	2,235	—	8,052	51,721	59,773	(4,220)	1985	2015
Skyport Plaza(1)	San Francisco Bay Area, CA	—	29,033	153,844	890	—	29,033	154,734	183,767	(12,751)	2000/2001	2015
Techmart Commerce Center(1)	San Francisco Bay Area, CA	—	—	66,660	6,505	—	—	73,165	73,165	(5,228)	1986	2015
Campus Center(1)	San Francisco Bay Area, CA	—	59,460	79,604	444	—	59,460	80,048	139,508	(7,249)	N/A	2015
4th & Traction(1)	Los Angeles, CA	—	12,140	37,110	25,100	3,077	12,140	65,287	77,427	—	Various	2015
405 Mateo(1)	Los Angeles, CA	—	13,040	26,960	3,127	1,949	13,040	32,036	45,076	—	Various	2015

			Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount
Property name	Location	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation(3)	Year Built / Renovated	Year Acquired
11601 Wilshire(1)	Los Angeles, CA	—	—	292,382	2,755	—	—	295,137	295,137	(5,271)	1983	2016
Hill7	Greater Seattle, WA	101,000	36,888	137,079	60	—	36,888	137,139	174,027	(971)	2015	2016
Page Mill Hill(1)	San Francisco Bay Area, CA	—	—	131,402	438	—	—	131,840	131,840	(188)	1975	2016
Media & Entertainment
Sunset Gower Studios(2)	Los Angeles, CA	5,001	79,320	64,697	26,805	139	79,320	91,641	170,961	(20,387)	Various	2007, 2011, 2012
Sunset Bronson Studios(2)	Los Angeles, CA	—	77,698	32,374	41,070	422	77,698	73,866	151,564	(9,394)	Various	2008
Total		$682,839	$1,281,808	$4,504,061	$653,078	$31,354	$1,281,808	$5,188,493	$6,470,301	$(419,368)
Real estate held for sale:
222 Kearny Street(1)	San Francisco Bay Area, CA	—	7,563	23,793	5,827	—	7,563	29,620	37,183	(4,582)	1901/1986	2010
		$682,839	$1,289,371	$4,527,854	$658,905	$31,354	$1,289,371	$5,218,113	$6,507,484	$(423,950)
_____________

(1)	These properties are encumbered under our line of credit, which, as of December 31, 2016, has an outstanding balance of $300.0 million.

(2)
The encumbrance amount relates to both Sunset Gower Studios and Sunset Bronson Studios. See description of notes payable in Part IV, Item 15(a) “Financial Statement and Schedules-Note 5 to the Consolidated Financial Statements-Notes Payable.”

(3)
The Company computes depreciation using the straight-line method over the estimated useful lives over the shorter of the ground lease term or 39 years for building and improvements, 15 years for land improvements, and over the shorter of asset life or life of the lease for tenant improvements.

The aggregate gross cost of property included above for federal income tax purposes approximated $6.0 billion, unaudited as of December 31, 2016.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2014 to December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Total investment in real estate, beginning of year	$5,976,526	$2,239,741	$2,035,330
Additions during period:
Acquisitions	597,751	3,699,289	114,008
Improvements, capitalized costs	296,399	198,561	128,018
Total additions during period	894,150	3,897,850	242,026
Deductions during period
Disposal (fully depreciated assets and early terminations)	(27,451)	(13,556)	(23,977)
Cost of property sold	(335,741)	(147,509)	(13,638)
Total deductions during period	(363,192)	(161,065)	(37,615)

Ending balance, before reclassification to assets associated with real estate held for sale	6,507,484	5,976,526	2,239,741
Reclassification to assets associated with real estate held for sale	(37,183)	(353,067)	(68,446)
Total investment in real estate, end of year	$6,470,301	$5,623,459	$2,171,295

Total accumulated depreciation, beginning of year	$(272,724)	$(142,561)	$(116,342)
Additions during period:
Depreciation of real estate	(182,219)	(151,066)	(50,044)
Total additions during period	(182,219)	(151,066)	(50,044)
Deductions during period:
Deletions	25,622	12,999	22,310
Write-offs due to sale	5,371	7,904	1,515
Total deductions during period	30,993	20,903	23,825

Ending balance, before reclassification to assets associated with real estate held for sale	(423,950)	(272,724)	(142,561)
Reclassification to assets associated with real estate held for sale	4,582	8,865	7,904
Total accumulated depreciation, end of year	$(419,368)	$(263,859)	$(134,657)