Form 10-Q
period 2017-03-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2017-05-05
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-34789 (Hudson Pacific Properties, Inc.)
Commission File Number: 333-202799-01 (Hudson Pacific Properties, L.P.)
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Hudson Pacific Properties, Inc. Yes ☒ No ☐	Hudson Pacific Properties, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Hudson Pacific Properties, Inc.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

Hudson Pacific Properties, L.P

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Hudson Pacific Properties, Inc. ☐	Hudson Pacific Properties, L.P. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hudson Pacific Properties, Inc. Yes ☐ No ☒	Hudson Pacific Properties, L.P. Yes ☐ No ☒
The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at May 1, 2017 was 156,051,418.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended March 31, 2017 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2017, Hudson Pacific Properties, Inc. owned approximately 99.6% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. The remaining approximately 0.4% of outstanding common units at March 31, 2017 were owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors. As of December 31, 2016, certain affiliates of Blackstone Group L.P. (“Blackstone”) and Farallon Capital Management, LLC (“Farallon Funds”) held an ownership interest in the Company and the operating partnership. Following a common stock offering and a common unit repurchase on January 10, 2017, Blackstone and Farallon Funds informed us that they no longer owned common stock or common units in the Company or the operating partnership. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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
To help investors understand the significant differences between our Company and our operating partnership, this report presents the consolidated financial statements separately for our Company and our operating partnership. All other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” are presented together for our Company and our operating partnership.

In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that our Company and our operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act and 18 U.S.C. §1350, this report also includes separate Part I, Item 4 “Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of Hudson Pacific Properties, Inc. and our operating partnership.

HUDSON PACIFIC PROPERTIES, INC.
HUDSON PACIFIC PROPERTIES, L.P.

FORM 10-Q
March 31, 2017

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$1,265,399	$1,265,399
Building and improvements	4,628,355	4,502,235
Tenant improvements	393,525	373,778
Furniture and fixtures	4,231	4,276
Property under development	216,499	295,239
Total real estate held for investment	6,508,009	6,440,927
Accumulated depreciation and amortization	(463,882)	(419,368)
Investment in real estate, net	6,044,127	6,021,559
Cash and cash equivalents	115,690	83,015
Restricted cash	18,000	25,177
Accounts receivable, net	2,009	6,852
Straight-line rent receivables, net	84,850	87,281
Deferred leasing costs and lease intangible assets, net	296,645	309,962
Derivative assets	8,558	5,935
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	84,582	27,153
Investment in unconsolidated entities	38,546	37,228
Assets associated with real estate held for sale	—	66,082
TOTAL ASSETS	$6,701,761	$6,678,998
LIABILITIES AND EQUITY
Notes payable, net	$2,388,388	$2,688,010
Accounts payable and accrued liabilities	135,198	120,444
Lease intangible liabilities, net	73,033	80,130
Security deposits	33,019	31,495
Prepaid rent	34,779	40,755
Derivative liabilities	967	1,303
Liabilities associated with real estate held for sale	—	3,934
TOTAL LIABILITIES	2,665,384	2,966,071
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 155,279,629 shares and 136,492,235 shares outstanding at March 31, 2017 and December 31, 2016, respectively	1,553	1,364
Additional paid-in capital	3,691,819	3,109,394
Accumulated other comprehensive income	8,710	9,496
Accumulated income (deficit)	3,784	(16,971)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,705,866	3,103,283
Non-controlling interest—members in consolidated entities	307,438	304,608
Non-controlling interest—units in the operating partnership	12,896	294,859
TOTAL EQUITY	4,026,200	3,702,750
TOTAL LIABILITIES AND EQUITY	$6,701,761	$6,678,998

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2017	2016
REVENUES
Office
Rental	$133,516	$116,227
Tenant recoveries	17,401	20,533
Parking and other	5,899	5,532
Total office revenues	156,816	142,292
Media & Entertainment
Rental	6,685	6,028
Tenant recoveries	665	199
Other property-related revenue	4,042	4,969
Other	77	49
Total Media & Entertainment revenues	11,469	11,245
TOTAL REVENUES	168,285	153,537
OPERATING EXPENSES
Office operating expenses	47,954	47,703
Media & Entertainment operating expenses	7,251	5,952
General and administrative	13,810	12,503
Depreciation and amortization	70,767	68,368
TOTAL OPERATING EXPENSES	139,782	134,526
INCOME FROM OPERATIONS	28,503	19,011
OTHER EXPENSE (INCOME)
Interest expense	21,930	17,251
Interest income	(30)	(13)
Unrealized (gain) loss on ineffective portion of derivative instruments	(6)	2,125
Other (income) expense	(678)	24
TOTAL OTHER EXPENSES	21,216	19,387
INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE	7,287	(376)
Gains on sale of real estate	16,866	6,352
NET INCOME	24,153	5,976
Net income attributable to preferred units	(159)	(159)
Net income attributable to participating securities	(240)	(197)
Net income attributable to non-controlling interest in consolidated entities	(3,037)	(1,945)
Net income attributable to units in the operating partnership	(202)	(1,422)
Net income attributable to Hudson Pacific Properties, Inc. common stockholders	$20,515	$2,253
Basic and diluted per share amounts:
Net income attributable to common stockholders—basic	$0.14	$0.03
Net income attributable to common stockholders—diluted	$0.14	$0.03
Weighted average shares of common stock outstanding—basic	147,950,594	89,190,803
Weighted average shares of common stock outstanding—diluted	149,950,346	89,597,803
Dividends declared per share of common stock	$0.250	$0.200

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$24,153	$5,976
Other comprehensive income (loss): change in fair value of derivative instruments	2,864	(15,475)
Comprehensive income (loss)	27,017	(9,499)
Comprehensive income attributable to preferred units	(159)	(159)
Comprehensive income attributable to participating securities	(240)	(197)
Comprehensive income attributable to non-controlling interest in consolidated entities	(3,037)	(1,945)
Comprehensive (income) loss attributable to units in the operating partnership	(230)	4,566
Comprehensive income (loss) attributable to Hudson Pacific Properties, Inc. stockholders	$23,351	$(7,234)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest—Units in the Operating Partnership	Non-controlling Interest—Members in Consolidated Entities	Total Equity
Balance at January 1, 2016	89,153,780	$891	$1,710,979	$(44,955)	$(1,081)	$1,800,578	$262,625	$3,729,037
Contributions	—	—	—	—	—	—	33,996	33,996
Distributions	—	—	—	—	—	—	(1,303)	(1,303)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	47,010,695	470	1,449,111	—	—	—	—	1,449,581
Issuance of unrestricted stock	590,520	6	—	—	—	—	—	6
Shares withheld to satisfy tax withholding	(262,760)	(3)	(8,424)	—	—	—	—	(8,427)
Declared dividend	—	—	(90,005)	—	—	(27,814)	—	(117,819)
Amortization of stock-based compensation	—	—	13,609	—	—	1,045	—	14,654
Net income	—	—	—	27,984	—	5,848	9,290	43,122
Change in fair value of derivatives	—	—	—	—	10,577	(4,635)	—	5,942
Redemption of common units in the operating partnership	—	—	34,124	—	—	(1,480,163)	—	(1,446,039)
Balance at December 31, 2016	136,492,235	1,364	3,109,394	(16,971)	9,496	294,859	304,608	3,702,750
Contributions	—	—	—	—	—	—	103	103
Distributions	—	—	—	—	—	—	(310)	(310)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	18,656,575	187	647,488	—	—	—	—	647,675
Issuance of unrestricted stock	251,080	3	(3)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(120,261)	(1)	(4,202)	—	—	—	—	(4,203)
Declared dividend	—	—	(39,755)	—	—	(164)	—	(39,919)
Amortization of stock-based compensation	—	—	3,432	—	—	669	—	4,101
Net income	—	—	—	20,755	—	202	3,037	23,994
Change in fair value of derivatives	—	—	—	—	2,836	28	—	2,864
Redemption of common units in the operating partnership	—	—	(24,535)	—	(3,622)	(282,698)	—	(310,855)
Balance at March 31, 2017	155,279,629	$1,553	$3,691,819	$3,784	$8,710	$12,896	$307,438	$4,026,200

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,153	$5,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,767	68,368
Amortization of deferred financing costs and loan premium, net	1,186	871
Amortization of stock-based compensation	3,902	3,342
Straight-line rents	2,366	(5,658)
Straight-line rent expenses	381	529
Amortization of above- and below-market leases, net	(5,732)	(4,851)
Amortization of above- and below-market ground lease, net	637	535
Amortization of lease incentive costs	379	328
Bad debt expense	545	537
Amortization of discount and net origination fees on purchased and originated loans	—	(104)
Unrealized (gain) loss on ineffective portion of derivative instruments	(6)	2,125
Gains on sale of real estate	(16,866)	(6,352)
Change in operating assets and liabilities:
Restricted cash	7,177	(2,001)
Accounts receivable	4,650	4,412
Deferred leasing costs and lease intangibles	(6,635)	(5,420)
Prepaid expenses and other assets	(1,072)	(935)
Accounts payable and accrued liabilities	12,378	3,084
Security deposits	1,031	430
Prepaid rent	(6,344)	(6,319)
Net cash provided by operating activities	92,897	58,897
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(76,225)	(54,415)
Proceeds from sales of real estate	81,707	212,629
Contributions to unconsolidated entities	(1,071)	—
Deposits for property acquisitions	(56,323)	—
Net cash (used in) provided by investing activities	(51,912)	158,214
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	30,000
Payments of notes payable	(300,642)	(210,906)
Proceeds from issuance of common stock, net	647,675	—
Payments for redemption of common units in the operating partnership	(310,855)	—
Dividends paid to common stock and unitholders	(39,919)	(29,802)
Dividends paid to preferred unitholders	(159)	(159)
Contributions from non-controlling member in consolidated entities	103	103
Distributions to non-controlling member in consolidated entities	(310)	(326)
Payments to satisfy tax withholding	(4,203)	(1,683)
Payments of loan costs	—	(522)
Net cash used in financing activities	(8,310)	(213,295)
Net increase in cash and cash equivalents	32,675	3,816
Cash and cash equivalents—beginning of period	83,015	53,551
Cash and cash equivalents—end of period	$115,690	$57,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$16,172	$12,101
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for real estate investments	$3,501	$6,868

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
REAL ESTATE ASSETS
Land	$1,265,399	$1,265,399
Building and improvements	4,628,355	4,502,235
Tenant improvements	393,525	373,778
Furniture and fixtures	4,231	4,276
Property under development	216,499	295,239
Total real estate held for investment	6,508,009	6,440,927
Accumulated depreciation and amortization	(463,882)	(419,368)
Investment in real estate, net	6,044,127	6,021,559
Cash and cash equivalents	115,690	83,015
Restricted cash	18,000	25,177
Accounts receivable, net	2,009	6,852
Straight-line rent receivables, net	84,850	87,281
Deferred leasing costs and lease intangible assets, net	296,645	309,962
Derivative assets	8,558	5,935
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	84,582	27,153
Investment in unconsolidated entities	38,546	37,228
Assets associated with real estate held for sale	—	66,082
TOTAL ASSETS	$6,701,761	$6,678,998
LIABILITIES
Notes payable, net	$2,388,388	$2,688,010
Accounts payable and accrued liabilities	135,198	120,444
Lease intangible liabilities, net	73,033	80,130
Security deposits	33,019	31,495
Prepaid rent	34,779	40,755
Derivative liabilities	967	1,303
Liabilities associated with real estate held for sale	—	3,934
TOTAL LIABILITIES	2,665,384	2,966,071
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
CAPITAL
Partners’ capital:
Common units, 155,848,674 and 145,942,855 issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	3,718,762	3,398,142
Non-controlling interest—members in consolidated entities	307,438	304,608
TOTAL CAPITAL	4,026,200	3,702,750
TOTAL LIABILITIES AND CAPITAL	$6,701,761	$6,678,998

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except unit data)

	Three Months Ended March 31,
	2017	2016
REVENUES
Office
Rental	$133,516	$116,227
Tenant recoveries	17,401	20,533
Parking and other	5,899	5,532
Total office revenues	156,816	142,292
Media & Entertainment
Rental	6,685	6,028
Tenant recoveries	665	199
Other property-related revenue	4,042	4,969
Other	77	49
Total Media & Entertainment revenues	11,469	11,245
TOTAL REVENUES	168,285	153,537
OPERATING EXPENSES
Office operating expenses	47,954	47,703
Media & Entertainment operating expenses	7,251	5,952
General and administrative	13,810	12,503
Depreciation and amortization	70,767	68,368
TOTAL OPERATING EXPENSES	139,782	134,526
INCOME FROM OPERATIONS	28,503	19,011
OTHER EXPENSE (INCOME)
Interest expense	21,930	17,251
Interest income	(30)	(13)
Unrealized (gain) loss on ineffective portion of derivative instruments	(6)	2,125
Other (income) expense	(678)	24
TOTAL OTHER EXPENSES	21,216	19,387
INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE	7,287	(376)
Gains on sale of real estate	16,866	6,352
NET INCOME	24,153	5,976
Net income attributable to non-controlling interest in consolidated entities	(3,037)	(1,945)
Net income attributable to Hudson Pacific Properties, L.P.	21,116	4,031
Series A preferred units distributions	(159)	(159)
Net income attributable to participating securities	(240)	(197)
Net income available to common unitholders	$20,717	$3,675
Basic and diluted per unit amounts:
Net income attributable to common unitholders—basic	$0.14	$0.03
Net income attributable to common unitholders—diluted	$0.14	$0.03
Weighted average shares of common units outstanding—basic	149,407,796	145,487,118
Weighted average shares of common units outstanding—diluted	150,334,796	145,894,118
Dividends declared per unit	$0.250	$0.200

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$24,153	$5,976
Other comprehensive income (loss): change in fair value of derivative instruments	2,864	(15,475)
Comprehensive income (loss)	27,017	(9,499)
Comprehensive income attributable to preferred units	(159)	(159)
Comprehensive income attributable to participating securities	(240)	(197)
Comprehensive income attributable to non-controlling interest in consolidated entities	(3,037)	(1,945)
Comprehensive income (loss) attributable to partners’ capital	$23,581	$(11,800)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited, in thousands, except unit data)

	Partners’ Capital
	Number of Common Units	Common Units	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at January 1, 2016	145,450,095	$3,466,412	$262,625	$3,729,037
Contributions	—	—	33,996	33,996
Distributions		—	(1,303)	(1,303)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	47,010,695	1,449,581	—	1,449,581
Issuance of unrestricted units	590,520	6	—	6
Units withheld to satisfy tax withholding	(262,760)	(8,427)	—	(8,427)
Declared distributions	—	(117,819)	—	(117,819)
Amortization of unit-based compensation	—	14,654	—	14,654
Net income	—	33,832	9,290	43,122
Change in fair value of derivative instruments	—	5,942	—	5,942
Redemption of common units	(46,845,695)	(1,446,039)	—	(1,446,039)
Balance at December 31, 2016	145,942,855	3,398,142	304,608	3,702,750
Contributions	—	—	103	103
Distributions	—	—	(310)	(310)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	18,656,575	647,675	—	647,675
Issuance of unrestricted units	251,080	—	—	—
Units withheld to satisfy tax withholding	(120,261)	(4,203)	—	(4,203)
Declared distributions	—	(39,919)	—	(39,919)
Amortization of unit-based compensation	—	4,101	—	4,101
Net income	—	20,957	3,037	23,994
Change in fair value of derivative instruments	—	2,864	—	2,864
Redemption of common units	(8,881,575)	(310,855)	—	(310,855)
Balance at March 31, 2017	155,848,674	$3,718,762	$307,438	$4,026,200

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,153	$5,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,767	68,368
Amortization of deferred financing costs and loan premium, net	1,186	871
Amortization of unit-based compensation	3,902	3,342
Straight-line rents	2,366	(5,658)
Straight-line rent expenses	381	529
Amortization of above- and below-market leases, net	(5,732)	(4,851)
Amortization of above- and below-market ground lease, net	637	535
Amortization of lease incentive costs	379	328
Bad debt (recovery) expense	545	537
Amortization of discount and net origination fees on purchased and originated loans	—	(104)
Unrealized (gain) loss on ineffective portion of derivative instruments	(6)	2,125
Gains on sale of real estate	(16,866)	(6,352)
Change in operating assets and liabilities:
Restricted cash	7,177	(2,001)
Accounts receivable	4,650	4,412
Deferred leasing costs and lease intangibles	(6,635)	(5,420)
Prepaid expenses and other assets	(1,072)	(935)
Accounts payable and accrued liabilities	12,378	3,084
Security deposits	1,031	430
Prepaid rent	(6,344)	(6,319)
Net cash provided by operating activities	92,897	58,897
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(76,225)	(54,415)
Proceeds from sales of real estate	81,707	212,629
Contributions to unconsolidated entities	(1,071)	—
Deposits for property acquisitions	(56,323)	—
Net cash (used in) provided by investing activities	(51,912)	158,214
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	30,000
Payments of notes payable	(300,642)	(210,906)
Proceeds from issuance of common units, net	647,675	—
Payments for redemption of common units	(310,855)	—
Distributions paid to common unitholders	(39,919)	(29,802)
Distributions paid to preferred unitholders	(159)	(159)
Contributions from non-controlling member in consolidated entities	103	103
Distributions to non-controlling member in consolidated entities	(310)	(326)
Payments to satisfy tax withholding	(4,203)	(1,683)
Payments of loan costs	—	(522)
Net cash used in financing activities	(8,310)	(213,295)
Net increase in cash and cash equivalents	32,675	3,816
Cash and cash equivalents—beginning of period	83,015	53,551
Cash and cash equivalents—end of period	$115,690	$57,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$16,172	$12,101
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for real estate investments	$3,501	$6,868

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
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

As of March 31, 2017, the Company owned a portfolio of 52 office properties and two media and entertainment properties. These properties are located throughout Northern and Southern California and the Pacific Northwest.

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

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the 2016 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and the notes thereto.

Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the current period presentation. Specifically, in the Consolidated Balance Sheets for the prior period, certain amounts have been reclassified to held for sale. These amounts relate to 3402 Pico Boulevard, which was sold on March 21, 2017.

Principles of Consolidation

The unaudited interim consolidated financial statements of the Company include the accounts of the Company, the operating partnership and all wholly owned subsidiaries and variable interest entities (“VIEs”), of which the Company is the primary beneficiary. The unaudited interim consolidated financial statements of the operating partnership include the accounts of the operating partnership, and all wholly owned subsidiaries and VIEs of which the operating partnership is the primary beneficiary. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The Company consolidates all VIEs of which the Company is considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Four of the Company’s joint ventures and its operating partnership meet the definition of a VIE. The Company is the primary beneficiary of and consolidates three of the joint ventures and the operating partnership. Refer to Note 16 for details. Substantially all of the assets and liabilities of the Company are related to these VIEs. The Company is not consolidating one of its joint ventures, of which it is not the primary beneficiary, and an interest in land. Due to its significant influence over these entities, the Company accounts for them using the equity method of accounting. Refer to Note 7 for details.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its accrued liabilities and its performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of Accounting Standards Update (“ASU”). The following ASUs were adopted by the Company in the first quarter of 2017:

Standard	Description	Effect on the financial statements or other significant matters
ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)

The guidance in this ASU is based on two SEC staff announcements made at the September 2016 and November 2016 EITF meetings. In the September meeting, the SEC announced that a registrant should disclose the potential material effects of the ASUs related to revenues, leases and credit losses on financial instruments. As a result of the November meeting, the ASU conforms Accounting Standards Codification (“ASC”) 323 to the guidance issued in ASU 2014-01 related to investments in qualified affordable housing projects.

With the adoption of this guidance, the Company is required to provide updates on its implementation of the ASUs related to revenue, leases and credit losses on financial instruments. Please refer to the table below for updates on the revenue and lease ASUs. The credit losses on financial instruments ASU is not anticipated to have a material impact on the Company.

ASU 2016-19, Technical Corrections and Improvements
The technical corrections make minor change to certain aspects of the FASB ASC, including changes to resolve differences between current and pre-Codification guidance, updates to wording, references to avoid misapplication and textual simplifications to increase the Codification’s utility and understandability and minor amendments to guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.
The adoption did not have a material impact on the Company’s consolidated financial statements.
ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control
This guidance outlines how a single decisionmaker of a VIE should treat indirect interests held through other related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.
The adoption did not have a material impact on the Company’s consolidated financial statements and did not change the consolidation conclusion.
ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting
The guidance eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for use of the equity method. The guidance also requires an investor that has an available-for-sale security that subsequently qualifies for the equity method to recognize in net income the unrealized holding gains or losses in accumulated other comprehensive income related to that security when it begins applying the equity method.
The adoption did not have a material impact on the Company’s consolidated financial statements.
ASU 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The guidance states that the novation of a derivative contract (e.g., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered.
The adoption did not have a material impact on the Company’s consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

As required by ASU 2017-03, the Company is providing updates to the revenue and lease standard on a quarterly basis, as follows:

Standard	Description	Effect on the financial statements or other significant matters
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

The Company does not expect this guidance to have a material effect on revenue recognition as it relates to its leasing contracts until the adoption of ASU 2016-02, at which time the standard may affect revenue recognition as it relates to certain non-lease revenue components that are part of its leasing contracts. The Company has formed an implementation work team, completed training of the new standards with the implementation team, and begun review and documentation. The Company is currently evaluating this standard as it relates to media and entertainment other property-related revenue.

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

The Company has formed an implementation work team, completed training of the new standards with the implementation team, and begun review and documentation. The Company is currently in the process of evaluating the amount of assets and liabilities relating to right of use that will need to be recorded with respect to its leases where it is the lessee.

Additionally, the standard will impact the way the Company will record revenue and leasing costs where it is the lessor. For leasing costs, the Company will no longer be able to capitalize internal leasing costs to the extent they are not directly attributable to the lease transaction. Accordingly, the Company anticipates that internal leasing costs will be expensed with the adoption of this standard.

With respect to the lease revenue, the Company will need to break down its current revenue streams between leasing and non-leasing components. To the extent there are non-leasing components the Company will need to record them in accordance with ASC 606 (see above). The Company is still in the process of evaluating its existing leasing components to determine what effect, if any, this standard will have on its revenue recognition as it relates to its leases. The Company will adopt the standard using the retrospective method from the beginning of the first year presented on the consolidated statement of operations which is January 1, 2017.

The Company considers the applicability and impact of all ASUs. The following table lists the recently issued ASUs that have not been disclosed in the Company’s Annual Report on Form 10-K and have not been adopted by the Company. The list excludes those ASUs that are expected to have an immaterial impact on the Company’s consolidated financial statements.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
	The guidance clarifies the scope of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales.	Effective for annual reporting periods (including interim periods) beginning after December 15, 2017
The Company is currently assessing the impact of this update on its consolidated financial statements and notes to the consolidated financial statements and plans to adopt this guidance in the first quarter in 2018.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
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

The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. The fair value of acquired “above- and below-” market leases are based on the estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended below-market term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, and legal and other related costs.

The Company had no acquisitions during the three months ended March 31, 2017.

On May 1, 2017, the Company completed its acquisition of Sunset Las Palmas Studios (formerly Hollywood Center Studios) located in Hollywood, California. See Note 19 for details.

Dispositions

The following table summarizes the properties sold during the three months ended March 31, 2017. These properties were non-strategic assets to the Company’s portfolio:

Property	Date of Disposition	Square Feet	Sales Price(1) (in millions)
222 Kearny Street	February 14, 2017	148,797	$51.8
3402 Pico Boulevard	March 21, 2017	50,687	35.0
Total dispositions		199,484	$86.8
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

The dispositions of these properties resulted in gains of $16.9 million for the three months ended March 31, 2017. These amounts are included in gains on sale of real estate in the Consolidated Statements of Operations.

Held for Sale

The Company had two properties held for sale as of December 31, 2016. Both properties were disposed of during the first quarter of 2017. The Company had no properties classified as held for sale as of March 31, 2017.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Cost Capitalization

The Company recognized the following capitalized costs during the periods presented:

	Three Months Ended March 31,
	2017	2016
Capitalized personnel costs	$2,737	$2,319
Capitalized interest	2,446	2,628

Impairment of Long-Lived Assets

No impairment indicators have been noted and the Company recorded no impairment charges for the three months ended March 31, 2017.

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	March 31, 2017	December 31, 2016
Above-market leases	$22,823	$23,430
Accumulated amortization	(13,738)	(12,989)
Above-market leases, net	9,085	10,441
Deferred leasing costs and in-place lease intangibles	376,056	378,540
Accumulated amortization	(154,381)	(145,551)
Deferred leasing costs and in-place lease intangibles, net	221,675	232,989
Below-market ground leases	71,423	71,423
Accumulated amortization	(5,538)	(4,891)
Below-market ground leases, net	65,885	66,532
Deferred leasing costs and lease intangible assets, net	$296,645	$309,962

Below-market leases	$138,549	$141,676
Accumulated amortization	(66,511)	(62,552)
Below-market leases, net	72,038	79,124
Above-market ground leases	1,095	1,095
Accumulated amortization	(100)	(89)
Above-market ground leases, net	995	1,006
Lease intangible liabilities, net	$73,033	$80,130

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended March 31,
	2017	2016
Above-market leases(1)	$1,356	$3,719
Below-market leases(1)	7,088	8,570
Deferred leasing costs and in-place lease intangibles(2)	19,793	22,568
Above-market ground leases(3)	11	11
Below-market ground leases(3)	648	546
__________________

(1)	Amortization is recorded in office rental income in the Consolidated Statements of Operations.

(2)	Amortization is recorded in depreciation and amortization expense and office rental income in the Consolidated Statements of Operations.

(3)	Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.

5. Accounts Receivable, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the Company's 2016 Annual Report on Form 10-K. The following table summarizes the Company’s accounts receivable, net of allowance for doubtful accounts as of:

	March 31, 2017	December 31, 2016
Accounts receivable	$4,306	$8,697
Allowance for doubtful accounts	(2,297)	(1,845)
Accounts receivable, net	$2,009	$6,852

6. Straight-line Rent Receivables, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the Company’s 2016 Annual Report on Form 10-K. The following table represents the Company’s straight-line rent receivables, net of allowance for doubtful accounts as of:

	March 31, 2017	December 31, 2016
Straight-line rent receivables	$87,228	$87,417
Allowance for doubtful accounts	(2,378)	(136)
Straight-line rent receivables, net	$84,850	$87,281

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

7. Investment in Unconsolidated Entities

Investment in unconsolidated real estate in which the Company has the ability to exercise significant influence (but not control) is accounted for under the equity method of investment. Under the equity method, the Company initially records the investment at cost, and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. The Company’s net equity investment is reflected within investment in unconsolidated entities on the Consolidated Balance Sheets, and the Company’s share of net income or loss from the entity is included within other (income) expense on the Consolidated Statements of Operations.

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The Company holds a 21% interest in the joint venture. The assets of the joint venture consist of the notes receivable. The Company’s investment in this joint venture was $30.7 million and $29.4 million as of March 31, 2017 and December 31, 2016, respectively, which represents the maximum exposure for loss for the Company. The joint venture meets the criteria of a VIE and the Company accounts for this investment under the equity method of accounting since the Company is not the primary beneficiary.

On July 1, 2016, the Company entered into an agreement with an unaffiliated third party related to the land on which its 11601 Wilshire property is located. The Company holds a 28% interest in the land. The agreement does not meet the definition of a VIE and the Company accounts for its interest in the land under the equity method of accounting. The Company’s interest in the land was $7.8 million as of March 31, 2017 and December 31, 2016. On December 27, 2016, the Company entered into an agreement to purchase the remaining interest in the land for $50.0 million (before credits, prorations and closing costs). The transaction is expected to close in the third quarter of 2017, however there can be no guaranty that it will close as expected.

8. Goodwill

The Company’s goodwill balance as of March 31, 2017 and December 31, 2016 was $8.8 million. The Company does not amortize this asset but instead analyzes it on a quarterly basis for impairment. No impairment indicators have been noted during the three months ended March 31, 2017.

9. Notes Payable, net

The following table summarizes the balances of the Company’s indebtedness as of:

	March 31, 2017	December 31, 2016
Notes payable	$2,407,196	$2,707,839
Less: deferred financing costs, net(1)	(18,808)	(19,829)
Notes payable, net	$2,388,388	$2,688,010
________________

(1)
Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility of $1.3 million and $1.5 million as of March 31, 2017 and December 31, 2016, respectively, which are included in prepaid expenses and other assets, net in the Consolidated Balance Sheets.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The following table sets forth information with respect to the amounts included in notes payable, net as of:

	March 31, 2017		December 31, 2016
	Principal Amount	Deferred Financing Costs, net	Principal Amount	Deferred Financing Costs, net	Interest Rate(1)	Contractual Maturity Date
UNSECURED LOANS
Unsecured Revolving Credit Facility(2)	$—	$—	$300,000	$—	LIBOR+ 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	(3,243)	450,000	(3,513)	LIBOR+ 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	175,000	(697)	175,000	(745)	LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	(2,157)	350,000	(2,265)	LIBOR+ 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	(892)	125,000	(931)	LIBOR +1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(891)	110,000	(930)	4.34%	1/2/2023
Series E Notes	50,000	(289)	50,000	(300)	3.66%	9/15/2023
Series B Notes	259,000	(2,207)	259,000	(2,271)	4.69%	12/16/2025
Series D Notes	150,000	(874)	150,000	(898)	3.98%	7/6/2026
Series C Notes	56,000	(527)	56,000	(539)	4.79%	12/16/2027
TOTAL UNSECURED LOANS	1,725,000	(11,777)	2,025,000	(12,392)

MORTGAGE LOANS
Mortgage Loan secured by Rincon Center(7)	99,897	(158)	100,409	(198)	5.13%	5/1/2018
Mortgage Loan secured by Sunset Gower Studios/Sunset Bronson Studios	5,001	(1,357)	5,001	(1,534)	LIBOR+2.25%	3/4/2019	(3)
Mortgage Loan secured by Met Park North(8)	64,500	(370)	64,500	(398)	LIBOR+1.55%	8/1/2020
Mortgage Loan secured by 10950 Washington(7)	27,798	(337)	27,929	(354)	5.32%	3/11/2022
Mortgage Loan secured by Pinnacle I(9)(10)	129,000	(567)	129,000	(593)	3.95%	11/7/2022
Mortgage Loan secured by Element LA	168,000	(2,256)	168,000	(2,321)	4.59%	11/6/2025
Mortgage Loan secured by Pinnacle II(10)	87,000	(701)	87,000	(720)	4.30%	6/11/2026
Mortgage Loan secured by Hill7(11)	101,000	(1,285)	101,000	(1,319)	3.38%	11/6/2026
TOTAL MORTGAGE LOANS	682,196	(7,031)	682,839	(7,437)
TOTAL	$2,407,196	$(18,808)	$2,707,839	$(19,829)
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2017, which may be different than the interest rates as of December 31, 2016 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of March 31, 2017, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)	Effective July 2016, $300.0 million of the term loan has been effectively fixed at 2.75% to 3.65% per annum through the use of two interest rate swaps. See Note 10 for details.

(5)	Effective July 2016, the outstanding balance of the term loan has been effectively fixed at 3.36% to 4.31% per annum through the use of two interest rate swaps. See Note 10 for details.

(6)	Effective June 1, 2016, the outstanding balance of the term loan has been effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Note 10 for details.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(8)	This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 10 for details.

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

(11)
The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. The maturity date of this loan can be extended for an additional two years at a higher interest rate and with principal amortization.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
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

The following table summarizes the minimum future principal payments due (before the impact of extension options, if applicable) on the operating partnership’s secured and unsecured notes payable as of March 31, 2017:

Year	Annual Principal Payments
Remaining 2017	$2,071
2018	101,157
2019	7,886
2020	692,493
2021	3,142
Thereafter	1,600,447
Total	$2,407,196

Unsecured Revolving Credit Facility

The operating partnership’s unsecured revolving credit facility is amended from time to time. The terms of the arrangement are more fully described in the Company’s 2016 Annual Report on Form 10-K. Under the unsecured revolving credit facility, as amended and restated to date (“Amended and Restated Credit Facility”), the Company has $400.0 million of total capacity. The maturity date of April 1, 2019 can be extended with a one-year extension option. The Company uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

Interest on the Amended and Restated Credit Facility is generally based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) a specified base rate plus the applicable base rate margin, dependent on the operating partnership’s leverage ratio. The applicable LIBOR margin will range from 1.15% to 1.85% for the Amended and Restated Credit Facility, 1.30% to 2.20% for the 5-Year Term Loan due April 2020, depending on the operating partnership’s leverage ratio and 1.60% to 2.55% for the 7-Year Term Loan due April 2022, depending on the operating partnership’s leverage ratio. The Amended and Restated Credit Facility requires a facility fee in an amount equal to 0.20% or 0.35% of the operating partnership’s revolving credit commitments depending on the operating partnership’s leverage ratio. Unused amounts under the Amended and Restated Credit Facility are not subject to a separate fee.

Subject to the satisfaction of certain conditions and lender commitments, the operating partnership may increase the availability of the Amended and Restated Credit Facility so long as the aggregate commitments under the Amended and Restated Credit Facility do not exceed $2.0 billion.

If the Company obtains a credit rating for the Company’s senior unsecured long-term indebtedness, the operating partnership may make an irrevocable election to change the interest rate and facility fee. During 2016, the Company’s senior unsecured long-term indebtedness was assigned an investment grade rating. The Company has not made the credit rating election.

The operating partnership continues to be the borrower under the Amended and Restated Credit Facility, and the Company and all subsidiaries that own unencumbered properties will continue to provide guarantees unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guarantees are not required except under limited circumstances.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Debt Covenants

The operating partnership’s ability to borrow under its unsecured loan arrangements remains subject to ongoing compliance with financial and other covenants as defined in the respective agreements, including, when considering the most restrictive terms, maintaining a leverage ratio (maximum of 0.60:1.00), unencumbered leverage ratio (maximum of 0.60:1.00), fixed charge coverage ratio (minimum of 1.50:1.00), secured indebtedness leverage ratio (maximum of 0.45:1.00), and unsecured interest coverage ratio (minimum 2.00:1.00). Certain financial covenant ratios are subject to change in the occurrence of material acquisitions as defined in the respective agreements. Other covenants include certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the operating partnership’s primary business, and other customary affirmative and negative covenants.

The operating partnership was in compliance with its financial covenants as of March 31, 2017.

Repayment Guaranties

Sunset Gower Studios and Sunset Bronson Studios Loan

In connection with the loan secured by the Sunset Gower Studios and Sunset Bronson Studios properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. As of March 31, 2017, the outstanding balance was $5.0 million, which results in a maximum guarantee amount for the principal under this loan of $1.0 million. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Other Loans

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

10. Derivative Instruments

The Company enters into derivative instruments in order to hedge interest rate risk. The Company had six interest rate swaps with aggregate notional amounts of $839.5 million as of March 31, 2017 and December 31, 2016. These derivative instruments were designated as effective cash flow hedges for accounting purposes. There is no impact on the Company’s Consolidated Statements of Cash Flows.

The Company’s derivative instruments are classified as Level 2 and their fair values are derived from estimated values obtained from observable market data for similar instruments.

5-Year Term Loan due April 2020 and 7-Year Term Loan due April 2022

On April 1, 2015, the Company effectively hedged $300.0 million of the 5-Year Term Loan due April 2020 through two interest rate swaps, each with a notional amount of $150.0 million, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity. Therefore the interest rate is effectively fixed at 2.66% to 3.56%, depending on the Company’s leverage ratio. The unhedged portion bears interest at a rate equal to one-month LIBOR plus 1.30% to 2.20%, depending on the Company’s leverage ratio.

The Company also effectively hedged its $350.0 million 7-Year Term Loan due April 2022 through two interest rate swaps, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity. Therefore the interest rate is effectively fixed at 3.21% to 4.16% depending on the Company’s leverage ratio.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

In July 2016, the derivative instruments described above were amended to include a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative instruments. Therefore, the effective interest rate increased to a range of 2.75% to 3.65% with respect to $300.0 million of the 5-Year Term Loan due April 2020 and 3.36% to 4.31% with respect to the 7-year Term Loan due April 2022, in each case, per annum. The interest rate within the range is based on the operating partnership’s leverage ratio. The amount included in accumulated other comprehensive income (loss) prior to the de-designation is amortized into interest expense over the remaining original terms of the derivative instruments.

The Company recognized an unrealized gain of $6 thousand and an unrealized loss of $2.1 million for the three months ended March 31, 2017 and 2016, respectively, on the Consolidated Statement of Operations related to the ineffective portion of these derivative instruments.

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

Overall

The fair market value of derivative instruments is presented on a gross basis in the Consolidated Balance Sheets. The derivative assets as of March 31, 2017 and December 31, 2016 were $8.6 million and $5.9 million, respectively. The derivative liabilities as of March 31, 2017 and December 31, 2016 were $1.0 million and $1.3 million, respectively.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of March 31, 2017, the Company expects $3.0 million of unrealized loss included in accumulated other comprehensive loss will be reclassified to interest expense in the next 12 months.

11. Income Taxes

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2017, the Company has not established a liability for uncertain tax positions.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

12. Future Minimum Base Rents and Lease Payments Future Minimum Rents

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2017 to 2033. The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties as of March 31, 2017:

Year	Noncancellable	Subject to Early Termination Options	Total (1)
Remaining 2017	$365,799	$380	$366,179
2018	457,963	23,024	480,987
2019	415,324	29,301	444,625
2020	340,628	20,368	360,996
2021	284,972	28,062	313,034
Thereafter	884,701	138,486	1,023,187
Total	$2,749,387	$239,621	$2,989,008
_________________

(1)	Excludes rents under leases at the Company’s media and entertainment properties with terms of one year or less.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Future Minimum Lease Payments

The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term noncancellable ground lease obligations:

Property	Expiration Date	Notes
11601 Wilshire	10/31/2064
Subject to a $50 thousand increase every 5 years. Commencing on August 1, 2026, minimum rent is adjusted to reflect changes in Consumer Price Index (“CPI”). On December 27, 2016, the Company entered into an agreement to purchase the land related to this ground lease for $50.0 million (before credits, prorations and closing costs). The transaction is expected to close in the third quarter of 2017, however there can be no guaranty that it will close as expected.

3400 Hillview	10/31/2040
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent until October 31, 2017 is the lesser of 10% of Fair Market Value (“FMV”) of the land or $1.0 million grown at 75% of the cumulative increases in CPI from October 1989. Thereafter, minimum annual rent is the lesser of 10% of FMV of the land or the minimum annual rent as calculated as of November 1, 2017 plus 75% of subsequent cumulative CPI changes. Percentage annual rent is gross income multiplied by 24.125%. This lease has been prepaid through October 31, 2017.

9300 Wilshire	8/14/2032	The ground rent is the greater of minimum annual rent or percentage annual rent. Percentage annual rent is gross income multiplied by 6%.
Clocktower Square	9/26/2056	Minimum annual rent (adjusted every 10 years) plus 25% of adjusted gross income (“AGI”) less minimum annual rent.
Del Amo Office	6/30/2049
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

Metro Center	4/29/2054	Every 10 years rent adjusts to 7.233% of FMV of the land (since 2008) and rent also adjusts every 10 years to reflect the change in CPI from the preceding FMV adjustment date (since 2013).
Page Mill Center	11/30/2041	Minimum annual rent (adjusted on 1/1/2019 and 1/1/2029) plus 25% of AGI, less minimum annual rent.
Page Mill Hill	11/17/2049	Minimum annual rent (adjusted every 10 years) plus 60% of the average of the percentage annual rent for the previous 7 lease years.
Palo Alto Square	11/30/2045	Minimum annual rent (adjusted every 10 years starting 1/1/2022) plus 25% of AGI less minimum annual rent.
Sunset Gower Studios	3/31/2060	Every 7 years rent adjusts to 7.5% of FMV of the land.
Techmart Commerce Center	5/31/2053	Subject to a 10% increase every 5 years.

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The Company recognized rent for ground leases and a corporate office lease as follows:

	Three Months Ended March 31,
	2017	2016
Contingent rental expense	$2,184	$2,337
Minimum rental expense	3,196	3,497

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of March 31, 2017:

Years	Ground Leases (1)(2)
Remaining 2017	$9,837
2018	14,613
2019	14,663
2020	14,663
2021	14,684
Thereafter	429,386
Total	$497,846
_________________

(1)
In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments, and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of March 31, 2017.

(2)
Balance includes future minimum ground lease obligation for 11601 Wilshire. On December 27, 2016, the Company entered into an agreement to purchase the land related to the 11601 Wilshire ground lease. This transaction is expected to close in the third quarter of 2017, however, there can be no guaranty that the transaction will close.

13. Fair Value of Financial Instruments

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

The Company measures fair value of financial instruments using Level 2 inputs categorized within the fair value framework. The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$8,558	$—	$8,558	$—	$5,935	$—	$5,935
Derivative liabilities	—	967	—	967	—	1,303	—	1,303

Other Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value, using Level 1 inputs, because of the short-term nature of these instruments. Fair values for notes payable are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs. The table below represents the carrying value and fair value of the Company’s notes payable as of:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable(1)	$2,407,196	$2,381,057	$2,707,839	$2,681,134
_________________

(1)	Amounts represent total notes payable excluding net deferred financing costs.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

14. Stock-Based Compensation

The Company has various stock compensation arrangements, which are more fully described in the 2016 Annual Report on Form 10-K. Under the 2010 Incentive Plan, as amended (the “2010 Plan”), the Company’s board of directors (the “Board”) has the ability to grant, among other things, restricted stock, restricted stock units and performance-based awards.

The Board awards restricted shares to non-employee board members on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members in accordance with the Board compensation program. The time-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

The Board awards time-based restricted shares to employees on an annual basis as part of the employees’ annual compensation. The time-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain restricted share awards are subject to a mandatory holding period upon vesting if the grantee is a named executive officer.

In December 2015, the Compensation Committee of the Board awarded a one-time special retention award to certain executives. The grants consist of time-based awards and performance-based awards. The time-based awards vest in equal 25% installments over four years, subject to the participant’s continued employment. The performance-based awards vest over a four-year period, subject to the achievement of applicable performance goals and the participant’s continued employment.

The Compensation Committee of the Board annually adopts a Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under the 2010 Plan. An award under the OPP Plan is ultimately earned to the extent the Company outperforms a predetermined total shareholder return (“TSR”) goal and/or achieves goals with respect to the outperformance of its peers in a particular REIT index. The ultimate aggregate award cannot exceed the predetermined maximum bonus pool. With respect to OPP Plan awards granted prior to 2017, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 25% of the earned award will vest in equal annual installments over the two years thereafter, subject to the participant’s continued employment. OPP Plan awards granted are settled in common stock and in the case of certain executives, awards are settled in performance units in the operating partnership. In February 2017, the Compensation Committee adopted the 2017 OPP Plan. The 2017 OPP Plan is substantially similar to the previous OPP Plans except for (i) the performance period is January 1, 2017 to December 31, 2019 (ii) the maximum bonus pool is $20.0 million and (iii) the two -year post-performance vesting period was replaced with a two-year mandatory holding period upon vesting.

The per unit fair value of 2017 OPP award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Expected price volatility for the Company	24.00%
Expected price volatility for the particular REIT index	17.00%
Risk-free rate	1.47%
Dividend yield	2.30%

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended March 31,		Consolidated Financial Statement Classification
	2017	2016
Expensed stock compensation	$3,902	$3,342	General and administrative expenses
Capitalized stock compensation	199	82	Deferred leasing costs and lease intangibles, net and tenant improvements
Total stock compensation	$4,101	$3,424	Additional paid-in capital and non-controlling interest—units in the operating partnership

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

15. Earnings Per Share

The Company calculates basic earnings per share by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The Company calculates diluted earnings per share by dividing the diluted net income available to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based RSUs and unvested OPP awards that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$24,153	$5,976
Income attributable to preferred units	(159)	(159)
Income attributable to participating securities	(240)	(197)
Income attributable to non-controlling interest in consolidated entities	(3,037)	(1,945)
Income attributable to non-controlling units of the operating partnership	(202)	(1,422)
Basic net income available to common stockholders	20,515	2,253
Effect of dilutive instruments	149	—
Diluted net income available to common stockholders	$20,664	$2,253
Denominator:
Basic weighted average common shares outstanding	147,950,594	89,190,803
Effect of dilutive instruments(1)	1,999,752	407,000
Diluted weighted average common shares outstanding	149,950,346	89,597,803
Basic earnings per common share	$0.14	$0.03
Diluted earnings per common share	$0.14	$0.03
________________

(1)
The Company includes unvested awards and convertible common units as contingently issuable shares in the computation of diluted earnings per share once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

16. Equity

The table below present the effect of the Company’s derivative instruments on accumulated other comprehensive income (“OCI”):

	Hudson Pacific Properties, Inc. Stockholders’ Equity	Non-controlling Interest—Units in the Operating Partnership	Total Equity
Balance at January 1, 2017	$9,496	$(3,618)	$5,878
Unrealized gain recognized in OCI due to change in fair value	1,148	11	1,159
Loss reclassified from OCI into income (as interest expense)	1,688	17	1,705
Net change in OCI related to derivative instruments	2,836	28	2,864
Reclassification related to redemption of common units in the operating partnership	(3,622)	3,622	—
Balance at March 31, 2017	$8,710	$32	$8,742

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Non-controlling Interests

Common units in the operating partnership

Common units of the operating partnership and shares of common stock of the Company have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the operating partnership. Investors who own common units have the right to cause the operating partnership to repurchase any or all of their common units for cash equal to the then-current market value of one share of common stock or, at the Company’s election, issue shares of the Company’s common stock in exchange for common units on a one-for-one basis. There were 569,045 and 9,450,620 common units outstanding as of March 31, 2017 and December 31, 2016, respectively. On January 10, 2017, common unitholders required the operating partnership to repurchase 8,881,575 common units and the Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the repurchase. The Company funded the repurchase using the proceeds from a registered underwritten public offering of common stock.

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

Non-controlling interest—members in consolidated entities

The Company has an interest in a joint venture with Media Center Partners, LLC (the “Pinnacle JV”). The Pinnacle JV owns the Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640-square-foot office property located in Burbank, California. The Company initially owned a 98.25% interest in the Pinnacle JV. Beginning June 2013, the Company owns a 65% interest in the Pinnacle JV.

In January 2015, the Company entered into a joint venture with Canada Pension Plan Investment Board, (“CPPIB”) through which CPPIB purchased a 45% interest in the 1455 Market Street office property located in San Francisco, California, for a purchase price of $219.2 million (before certain credits, proration and closing costs). The Company owns a 55% interest in the 1455 Market Street office property.

In October 2016, the Company entered into another joint venture with CPPIB to purchase the Hill7 office property located in Seattle, Washington for a purchase price of $179.8 million (before credits, prorations and closing costs). The Company owns a 55% interest in the Hill7 office property.

These joint ventures, of which the Company is the primary beneficiary, meet the criteria of a VIE.

6.25% Series A cumulative redeemable preferred units of the operating partnership

6.25% Series A cumulative redeemable preferred units of the operating partnership are 407,066 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company. These Series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at the Company’s election, exchangeable for registered shares of common stock, after June 29, 2013. For a description of the conversion and redemption rights of the Series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in the Company’s June 23, 2010 Prospectus.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Common Stock Activity

On January 10, 2017, the Company completed a public offering of 8,881,575 shares of common stock of Hudson Pacific Properties, Inc. Proceeds from the offering were used to repurchase common units in the operating partnership.

On March 3, 2017, the Company completed another public offering of 9,775,000 shares of common stock. Proceeds from the offering were used to fully repay a $255.0 million balance outstanding under its unsecured revolving credit facility, with the remaining proceeds used for general corporate purposes.

The Company’s at-the-market, or ATM, program permits sales of up to $125.0 million of stock, $20.1 million of which has been sold as of March 31, 2017. The Company did not utilize the ATM program in the first quarter of 2017.

Share repurchase program

On January 20, 2016, the Board authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. No share repurchases have been made as of March 31, 2017.

Dividends

During the first quarter of 2017, the Company declared dividends on its common stock and non-controlling common partnership interests of $0.250 per share and unit. The Company also declared dividends on its Series A preferred partnership interests of $0.3906 per unit. The first quarter dividends were paid on March 30, 2017 to holders of record on March 20, 2017.

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

17. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2016, that provide for various severance and change in control benefits and other terms and conditions of employment.

Lease and Subsequent Purchase of Corporate Headquarters from Blackstone

On July 26, 2006, the Company’s predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone) for the Company’s corporate headquarters at 11601 Wilshire Boulevard. The Company amended the lease to increase its occupancy to 40,120 square feet commencing on September 1, 2015. On December 16, 2015, the Company entered into an amendment of that lease to expand the space to approximately 42,371 square feet and to extend the term by an additional three years, to a total of ten years, through August 31, 2025. On July 1, 2016, the Company purchased the 11601 Wilshire property from funds managed by Blackstone for $311.0 million (before credits, prorations and closing costs).

JMG Capital Lease at 11601 Wilshire

JMG Capital Management LLC leases approximately 6,638 square feet at the Company’s 11601 Wilshire property pursuant to an eight-year lease at an aggregate rate of approximately $279 thousand annualized rent per year. Jonathan M. Glaser, a director on the Board, is the founder and managing member of JMG Capital Management LLC. JMG Capital Management LLC was a tenant of the property at the time it was purchased by the Company.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

222 Kearny Street Disposition

On February 14, 2017, the Company sold its 222 Kearny Street property to a joint venture, a partner of which is an affiliate of the Farallon Funds. Richard B. Fried, a director on the Board, is a managing member of the Farallon Funds.

Agreements Related to EOP Acquisition

On April 1, 2015, the Company completed the EOP Acquisition from certain affiliates of Blackstone, which consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and North San Jose submarkets. The total consideration paid for the EOP Acquisition before certain credits, prorations and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of Hudson Pacific Properties, Inc. and common units in the operating partnership. In connection with the EOP Acquisition, the Company, the operating partnership and Blackstone entered into a stockholders agreement, which conferred Blackstone certain rights, including the right to nominate up to three of the Company’s directors. Additionally, the Company entered into a registration rights agreement with Blackstone providing for customary registration rights with respect to the equity consideration paid in the EOP Acquisition. Following a common stock offering and common unit repurchase on January 10, 2017, the stockholders agreement and the registration rights agreement automatically terminated on that date.

Common Stock Offerings and Common Unit Redemptions

On January 10, 2017, the Company, Blackstone and the Farallon Funds completed a public offering of 18,673,808 shares of common stock, consisting of 8,881,575 shares offered by the Company and 9,792,233 shares offered by the selling stockholders. The offering generated net proceeds for the Company and the selling stockholders of approximately $310.9 million and $342.7 million, respectively, before expenses. The Company used the net proceeds that it received from the offering to redeem 8,881,575 common units held by Blackstone and the Farallon Funds.

The Company did not receive any proceeds from the sale of the common stock by the selling stockholders in the offerings described above but it paid approximately half of the expenses of the offerings with respect to the shares of common stock sold by the Farallon Funds and all of the expenses with respect to the shares of common stock sold by Blackstone, in each case, other than underwriting discounts, which were borne by the selling stockholders.

18. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2017, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of March 31, 2017, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the media and entertainment and technology industries. As of March 31, 2017, approximately 15.8% and 28.5% of rentable square feet were related to the media and entertainment and technology industries, respectively.

As of March 31, 2017, the Company’s 15 largest tenants represented approximately 23.4% of its rentable square feet and no single tenant accounted for more than 10%.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Letters of Credit

As of March 31, 2017, the Company has outstanding letters of credit totaling approximately $2.6 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

19. Subsequent Events

On May 1, 2017, the Company completed its acquisition of Sunset Las Palmas Studios (formerly Hollywood Center Studios), a 369,000-square-foot media and entertainment campus located in Hollywood, California, for $200.0 million (before credits, prorations and closing costs). In April 2017, the Company drew $150.0 million under the unsecured revolving credit facility to fund the acquisition. The Company is currently in the process of determining the purchase price allocation.

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

Additionally, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the three months ended March 31, 2017 represents an update to the more detailed and comprehensive disclosures included in the 2016 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. Accordingly, you should read the following discussion in conjunction with the information included in our 2016 Annual Report on Form 10-K, as well as the unaudited financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Overview

The following table identifies the properties in our portfolio as of March 31, 2017:

Properties	Acquisition Date	Square Feet	Consideration Paid (in thousands)
Predecessor properties:
875 Howard Street	2/15/2007	286,270	$—
Sunset Gower Studios	8/17/2007	545,673	—
Sunset Bronson Studios	1/30/2008	308,026	—
Technicolor Building(1)	6/1/2008	114,958	—
Properties acquired after IPO:
Del Amo Office	8/13/2010	113,000	27,327
9300 Wilshire	8/24/2010	61,224	14,684
1455 Market Street(2)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan Street	8/19/2011	54,673	12,370
625 Second Street	9/1/2011	138,080	57,119
6922 Hollywood	11/22/2011	205,523	92,802
6050 Sunset Blvd. & 1445 N. Beachwood Drive	12/16/2011	20,032	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market Street	6/1/2012	206,199	90,871
Element LA	9/5/2012	247,545	88,436
1455 Gordon Street	9/21/2012	5,921	2,385
Pinnacle I(3)	11/8/2012	393,777	209,504
3401 Exposition	5/22/2013	63,376	25,722
Pinnacle II(3)	6/14/2013	230,000	136,275
Seattle Portfolio (First & King, Met Park North and Northview Center)	7/31/2013	844,980	368,389
1861 Bundy	9/26/2013	36,492	11,500
Merrill Place	2/12/2014	193,153	57,034
EOP Northern California Portfolio (see table on next page for property list)	4/1/2015	7,120,686	3,489,541
4th & Traction(4)	5/22/2015	120,937	49,250
405 Mateo	8/17/2015	83,285	40,000
11601 Wilshire	7/1/2016	500,475	311,000
Hill7(5)	10/7/2016	285,680	179,800
Page Mill Hill	12/12/2016	182,676	150,000
Development properties(6):
Icon(7)	N/A	323,273	N/A
CUE(8)	N/A	91,953	N/A
450 Alaskan Way(9)	N/A	166,800	N/A
Total		14,764,553	$5,767,834
_________________

(1)	We acquired this property in August 2007 and the development was completed in June 2008.

(2)	We own a 55% joint venture interest in the 1455 Market Street property as of January 2015.

(3)	We own a 65% joint venture interest in the Pinnacle I and Pinnacle II properties as of June 2013.

(4)	We estimate this development will be completed in the second quarter of 2017 and stabilized in the second quarter of 2018.

(5)	We own a 55% joint venture interest in the Hill7 property as of October 2016.

(6)	The development properties were included within acquisitions above.

(7)	This development was completed in the fourth quarter of 2016 and is estimated to be stabilized in the second quarter of 2017.

(8)	We estimate this development will be completed in the third quarter of 2017 and stabilized in the second quarter of 2019.

(9)	We estimate this development will be completed in the fourth quarter of 2017 and stabilized in the second quarter of 2018.

The following table identifies the properties that were acquired as part of the EOP Acquisition that we still own as of March 31, 2017:

Properties	Square Feet
1740 Technology	206,876
2180 Sand Hill Road	45,613
333 Twin Dolphin Plaza	182,789
3400 Hillview	207,857
555 Twin Dolphin Plaza	198,936
Campus Center	471,580
Clocktower Square	100,344
Concourse	944,386
Embarcadero Place	197,402
Foothill Research Center	195,376
Gateway	609,093
Lockheed	42,899
Metro Center	730,215
Metro Plaza	456,921
Page Mill Center	176,245
Palo Alto Square	328,251
Peninsula Office Park	510,789
Shorebreeze	230,932
Skyport Plaza	418,086
Skyway Landing	247,173
Techmart Commerce Center	284,440
Towers at Shore Center	334,483
Total	7,120,686

The following table identifies the properties that were disposed through March 31, 2017:

Properties	Disposition Date	Square Feet	Sales Price(1) (in millions)
City Plaza	7/12/2013	333,922	$56.0
Tierrasanta	7/16/2014	112,300	19.5
First Financial	3/6/2015	223,679	89.0
Bay Park Plaza	9/29/2015	260,183	90.0
Bayhill Office Center	1/14/2016	554,328	215.0
Patrick Henry Drive	4/7/2016	70,520	19.0
One Bay Plaza	6/1/2016	195,739	53.4
12655 Jefferson	11/4/2016	100,756	80.0
222 Kearny Street	2/14/2017	148,797	51.8
3402 Pico Boulevard	3/21/2017	50,687	35.0
Total(2)(3)		2,050,911	$708.7
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	Excludes the disposition of 45% interest in 1455 Market Street office property on January 7, 2015.

(3)	Excludes our sale of an option to acquire land at 9300 Culver on December 6, 2016.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in Part I, Item I of this Quarterly Report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”) from continuing operations. NOI is not a measure of operating results or cash flows from operating activities or cash flows as measured by GAAP and should not be considered an alternative to income from continuing operations, as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions. All companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management, because when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing a perspective not immediately apparent from income from continuing operations. We calculate NOI as net income (loss) excluding corporate general and administrative expenses, depreciation and amortization, impairments, gains/losses on sales of real estate, interest expense, acquisition-related expenses and other non-operating items. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI on a cash basis is NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and other non-cash adjustments to revenue and expenses.

Management further analyzes NOI by evaluating the performance from the following property groups:

•
Same-Store Properties—which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2016 and still owned and included in the stabilized portfolio as of March 31, 2017;

•
Non-Same-Store properties, development projects, redevelopment properties and lease-up properties as of March 31, 2017 and other properties not owned or not in operation from January 1, 2016 through March 31, 2017.

The following table reconciles net income to NOI:

	Three Months Ended March 31,
	2017	2016	Dollar Change	Percentage Change
Net income	$24,153	$5,976	$18,177	304.2%
Adjustments:
Interest expense	21,930	17,251	4,679	27.1
Interest income	(30)	(13)	(17)	130.8
Unrealized (gain) loss on ineffective portion of derivative instruments	(6)	2,125	(2,131)	100.3
Other (income) expense	(678)	24	(702)	2,925.0
Gains on sale of real estate	(16,866)	(6,352)	(10,514)	165.5
Income from operations	28,503	19,011	9,492	49.9
Adjustments:
General and administrative	13,810	12,503	1,307	10.5
Depreciation and amortization	70,767	68,368	2,399	3.5
NOI	$113,080	$99,882	$13,198	13.2%

Same-Store NOI	$76,195	$73,577	$2,618	3.6%
Non-Same-Store NOI	36,885	26,305	10,580	40.2
NOI	$113,080	$99,882	$13,198	13.2%

The following table summarizes certain statistics of our Same-Store office and media and entertainment properties:

	Three Months Ended March 31,
	2017	2016
Same-Store office statistics:
Number of properties	34	34
Rentable square feet	8,336,019	8,336,019
Ending % leased	96.3%	95.9%
Ending % occupied	95.8%	94.4%
Average % occupied for the period	95.6%	93.6%
Average annual rental rate per square foot	$40.24	$38.93

Same-Store media and entertainment statistics:
Number of properties	2	2
Rentable square feet	879,652	879,652
Average % occupied for the period	90.3%	81.6%

The following table gives further detail on our NOI:

	Three Months Ended March 31,
	2017			2016
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$81,972	$51,544	$133,516	$78,513	$37,714	$116,227
Tenant recoveries	12,930	4,471	17,401	16,892	3,641	20,533
Parking and other	4,040	1,859	5,899	4,089	1,443	5,532
Total office revenues	98,942	57,874	156,816	99,494	42,798	142,292

Media & Entertainment
Rental	6,685	—	6,685	6,028	—	6,028
Tenant recoveries	665	—	665	199	—	199
Other property-related revenue	4,042	—	4,042	4,969	—	4,969
Other	77	—	77	49	—	49
Total Media & Entertainment revenues	11,469	—	11,469	11,245	—	11,245

Total revenues	110,411	57,874	168,285	110,739	42,798	153,537

Operating Expenses
Office operating expenses	26,965	20,989	47,954	31,210	16,493	47,703
Media & Entertainment operating expenses	7,251	—	7,251	5,952	—	5,952
Total operating expenses	34,216	20,989	55,205	37,162	16,493	53,655

Office NOI	71,977	36,885	108,862	68,284	26,305	94,589
Media & Entertainment NOI	4,218	—	4,218	5,293	—	5,293
NOI	$76,195	$36,885	$113,080	$73,577	$26,305	$99,882

The following table gives further detail on our change to NOI:

	Three Months Ended March 31, 2017 as compared to Three Months Ended March 31, 2016
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$3,459	4.4%	$13,830	36.7%	$17,289	14.9%
Tenant recoveries	(3,962)	(23.5)	830	22.8	(3,132)	(15.3)
Parking and other	(49)	(1.2)	416	28.8	367	6.6
Total office revenues	(552)	(0.6)	15,076	35.2	14,524	10.2

Media & Entertainment
Rental	657	10.9	—	—	657	10.9
Tenant recoveries	466	234.2	—	—	466	234.2
Other property-related revenue	(927)	(18.7)	—	—	(927)	(18.7)
Other	28	57.1	—	—	28	57.1
Total Media & Entertainment revenues	224	2.0	—	—	224	2.0

Total revenues	(328)	(0.3)	15,076	35.2	14,748	9.6

Operating expenses
Office operating expenses	(4,245)	(13.6)	4,496	27.3	251	0.5
Media & Entertainment operating expenses	1,299	21.8	—	—	1,299	21.8
Total operating expenses	(2,946)	(7.9)	4,496	27.3	1,550	2.9

Office NOI	3,693	5.4	10,580	40.2	14,273	15.1
Media & Entertainment NOI	(1,075)	(20.3)	—	—	(1,075)	(20.3)
NOI	$2,618	3.6%	$10,580	40.2%	$13,198	13.2%

NOI increased $13.2 million, or 13.2%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily resulting from:

•
A $3.7 million, or 5.4%, increase in NOI from our Same-Store office properties resulting primarily from increased rental income relating to leases signed at our 1455 Market Street (Uber Technologies, Inc. and Vevo), 625 Second Street (Github and Blue Jeans) and Skyport Plaza (Qualcomm) properties at a higher rate than expiring leases, partially offset by a reduction in rental income at our Towers at Shore Center property due to a lease renewal at market rates lower than expiring rates. In addition, the increase was partially offset by tenant recoveries and tax adjustments relating to the prior year for our Rincon Center, Clocktower Square and 1455 Market Street properties.

•
A $10.6 million, or 40.2%, increase in NOI from our Non-Same-Store office store properties resulting primarily from increased rental income relating to the commencement of Netflix’s lease at our Icon property, higher rents and occupancy at our Metro Center (Qualys, Inc. and BrightEdge) property and a number of acquisitions in 2016, which include 11601 Wilshire (acquired July 2016), Hill7 (acquired October 2016) and Page Mill Hill (acquired December 2016 (collectively “2016 Acquisitions”), partially offset by the sale of our Bayhill Office Center (sold in January 2016), One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties.

•
A $1.1 million, or 20.3%, decrease in NOI from our Same-Store media and entertainment properties resulting primarily from lower other property-related revenues and higher operating expenses. The decrease was driven by unusually high production activity by a stage user in the first quarter of 2016, which normalized in the most recently completed quarter, as well as the use by Netflix of a stage for storage purposes in connection with its move into Icon over the most recent quarter. Additionally, the increase in operating expense was largely due to higher occupancy and expense savings associated with a property tax reassessment in 2016. The decrease was partially offset by an increase in rental revenues resulting primarily from higher occupancy and an increase in tenant recoveries largely stemmed from higher recoveries for current and prior year expenses attributable to KTLA at Sunset Bronson Studios.

Office NOI

Same-Store

Same-Store office rental revenue increased $3.5 million, or 4.4%, to $82.0 million for the three months ended March 31, 2017 compared to $78.5 million for the three months ended March 31, 2016. The increase is primarily due to leases signed at our 1455 Market Street (Uber Technologies, Inc and Vevo), 625 Second Street (Github and Blue Jeans) and Skyport Plaza (Qualcomm) properties at a higher rate than expiring leases and partially offset by a reduction in rental income at our Towers at Shore Center property due to a lease renewal at market rates lower than expiring rates.

Same-Store office tenant recoveries decreased $4.0 million, or 23.5%, to $12.9 million for three months ended March 31, 2017 compared to $16.9 million for the three months ended March 31, 2016. The decrease is primarily related to lower property tax recovery resulting from a property tax reassessment of our Rincon Center, Clocktower Square and 1455 Market Street properties.

Same-Store office parking and other revenue was $4.0 million for the three months ended March 31, 2017, relatively flat as compared to $4.1 million for the three months ended March 31, 2016.

Same-Store office operating expenses decreased $4.2 million, or 13.6%, to $27.0 million for the three months ended March 31, 2017 compared to $31.2 million for the three months ended March 31, 2016. The decrease is primarily due to tax reassessments relating to the prior year for our Rincon Center, Clocktower Square and 1455 Market Street properties.

Non-Same-Store

Non-Same-Store office rental revenue increased by $13.8 million, or 36.7%, to $51.5 million for the three months ended March 31, 2017 compared to $37.7 million for the three months ended March 31, 2016. The increase is primarily due to rental income relating to the commencement of Netflix’s lease at our Icon property, higher rents and occupancy at our Metro Center (Qualys, Inc. and BrightEdge) property and the 2016 Acquisitions, partially offset by the sale of our Bayhill Office Center (sold in January 2016), One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties.

Non-Same-Store office tenant recoveries increased $0.8 million, or 22.8%, to $4.5 million for three months ended March 31, 2017 compared to $3.6 million for the three months ended March 31, 2016. The increase is primarily due to higher occupancy and higher overall recoverable operating expenses.

Non-Same-Store office parking and other revenue was $1.9 million for the three months ended March 31, 2017, relatively flat as compared to $1.4 million for the three months ended March 31, 2016.

Non-Same-Store office operating expenses increased by $4.5 million, or 27.3%, to $21.0 million for the three months ended March 31, 2017 compared to $16.5 million for the three months ended March 31, 2016. The increase is primarily due to the 2016 Acquisitions partially offset by the sale of our Bayhill Office Center (sold in January 2016), One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties.

Same-Store Media & Entertainment NOI

Media and entertainment rental revenue, tenant recoveries and other property-related revenue were $11.5 million for the three months ended March 31, 2017, relatively flat as compared to $11.2 million for the three months ended March 31, 2016. The activity is primarily related to a $0.7 million increase in rental revenue to $6.7 million for the three months ended March 31, 2017, relatively flat as compared to $6.0 million for the three months ended March 31, 2016 and a $0.5 million increase in tenant recoveries to $0.7 million for the three months ended March 31, 2017, relatively flat as compared to $0.2 million for the three months ended March 31, 2016. Other property-related revenues decreased by $0.9 million to $4.0 million for the three months ended March 31, 2017 primarily due to unusually high production activity by a stage user in the first quarter of 2016, which normalized in the most recently completed quarter, as well as the use by Netflix of a stage for storage purposes in connection with its move into Icon over the most recent quarter.

Media and entertainment operating expenses increased $1.3 million, or 21.8%, to $7.3 million for the three months ended March 31, 2017 compared to $6.0 million for the three months ended March 31, 2016. The increase is primarily due to higher occupancy and expense savings associated with a property tax reassessment in 2016.

Other Expenses (Income)

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $1.3 million, or 10.5%, to $13.8 million for the three months ended March 31, 2017 compared to $12.5 million for the three months ended March 31, 2016. The increase in general and administrative expenses was primarily attributable to the adoption of the 2017 OPP and increased staffing to meet operational needs, partially offset by decreases in office expenses and shareholder relation costs.

Depreciation and amortization expense increased $2.4 million, or 3.5%, to $70.8 million for the three months ended March 31, 2017 compared to $68.4 million for the three months ended March 31, 2016. The increase was primarily related to depreciation expenses associated with 2016 Acquisitions and our Icon property, partially offset by the reduction of depreciation expense as a result of the sale of our One Bay Plaza and 222 Kearny Street properties.

Interest expense increased $4.7 million, or 27.1%, to $21.9 million for the three months ended March 31, 2017 compared to $17.3 million for the three months ended March 31, 2016. At March 31, 2017, we had $2.4 billion of notes payable, compared to $2.1 billion at March 31, 2016, excluding net deferred financing costs and net unamortized loan premium. The increase was primarily attributable to a $400.0 million increase in term loan debt and private placement borrowings and $101.0 million borrowings related to our Hill7 property, partially offset by interest savings related to our paydown on our indebtedness associated with our Sunset Gower Studios and Sunset Bronson Studios properties.

We recognized unrealized gain on our derivative instruments of $6 thousand at March 31, 2017 as compared to $2.1 million unrealized loss at March 31, 2016. The unrealized gain is related to a portion of our derivative instruments that was evaluated to be ineffective in 2016. In July 2016, we amended the interest rate swaps to add a 0.00% floor to one-month LIBOR, and then de-designated the original swaps and designated the amended swaps as a hedge in order to minimize the ineffective portion of the original derivatives.

We completed the sale of our 222 Kearny Street and 3402 Pico Boulevard properties for $51.8 million and $35.0 million, respectively (before certain credits, prorations and closing costs). We generated $16.9 million gains on sale of real estate for the three months ended March 31, 2017 compared to a $6.4 million gain on sale of real estate for the three months ended March 31, 2016 resulting from the sale of our Bayhill Office property for $215.0 million (before certain credits, prorations and closing costs).

Liquidity and Capital Resources

We had $115.7 million of cash and cash equivalents at March 31, 2017.

As of March 31, 2017, we had $400.0 million of total undrawn capacity under our unsecured revolving credit facility.

We have an at-the-market equity offering program, or ATM program, which allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through March 31, 2017.

On January 20, 2016, our Board authorized a share repurchase program to buy up to $100.0 million of our outstanding common stock. No share repurchases were made through March 31, 2017.

We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures, and to provide for working capital and other corporate purposes.

Based on the closing price of our common stock of $34.64 on March 31, 2017, our ratio of debt to total market capitalization was approximately 30.7% (counting Series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding Series A preferred units, plus the book value of our total consolidated indebtedness.

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

As of March 31, 2017, we had outstanding notes payable of $2.41 billion (before $18.8 million of net deferred financing costs), of which $1.17 billion, or 48.6%, was variable rate debt. $839.5 million of the variable rate debt is subject to derivative instruments described in Item 1. “Financial Statements—Note 10 to the Consolidated Financial Statements—Derivative Instruments.”

The following table summarizes the balances of our indebtedness as of:

	March 31, 2017	December 31, 2016
Notes payable	$2,407,196	$2,707,839
Less: deferred financing costs, net(1)	(18,808)	(19,829)
Notes payable, net	$2,388,388	$2,688,010
________________

(1)
Excludes deferred financing costs related to establishing our unsecured revolving credit facility of $1.3 million and $1.5 million as of March 31, 2017 and December 31, 2016, respectively, which are included in prepaid expenses and other assets, net in the Consolidated Balance Sheets.

The following table sets forth information with respect to the amounts included in notes payable, net as of:

	March 31, 2017		December 31, 2016
	Principal Amount	Deferred Financing Costs, net	Principal Amount	Deferred Financing Costs, net	Interest Rate(1)	Contractual Maturity Date
UNSECURED LOANS
Unsecured Revolving Credit Facility(2)	$—	$—	$300,000	$—	LIBOR+ 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	(3,243)	450,000	(3,513)	LIBOR+ 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	175,000	(697)	175,000	(745)	LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	(2,157)	350,000	(2,265)	LIBOR+ 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	(892)	125,000	(931)	LIBOR +1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(891)	110,000	(930)	4.34%	1/2/2023
Series E Notes	50,000	(289)	50,000	(300)	3.66%	9/15/2023
Series B Notes	259,000	(2,207)	259,000	(2,271)	4.69%	12/16/2025
Series D Notes	150,000	(874)	150,000	(898)	3.98%	7/6/2026
Series C Notes	56,000	(527)	56,000	(539)	4.79%	12/16/2027
TOTAL UNSECURED LOANS	1,725,000	(11,777)	2,025,000	(12,392)

MORTGAGE LOANS
Mortgage Loan secured by Rincon Center(7)	99,897	(158)	100,409	(198)	5.13%	5/1/2018
Mortgage Loan secured by Sunset Gower Studios/Sunset Bronson Studios	5,001	(1,357)	5,001	(1,534)	LIBOR+2.25%	3/4/2019	(3)
Mortgage Loan secured by Met Park North(8)	64,500	(370)	64,500	(398)	LIBOR+1.55%	8/1/2020
Mortgage Loan secured by 10950 Washington(7)	27,798	(337)	27,929	(354)	5.32%	3/11/2022
Mortgage Loan secured by Pinnacle I(9)(10)	129,000	(567)	129,000	(593)	3.95%	11/7/2022
Mortgage Loan secured by Element LA	168,000	(2,256)	168,000	(2,321)	4.59%	11/6/2025
Mortgage Loan secured by Pinnacle II(10)	87,000	(701)	87,000	(720)	4.30%	6/11/2026
Mortgage Loan secured by Hill7(11)	101,000	(1,285)	101,000	(1,319)	3.38%	11/6/2026
TOTAL MORTGAGE LOANS	682,196	(7,031)	682,839	(7,437)
TOTAL	$2,407,196	$(18,808)	$2,707,839	$(19,829)
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2017, which may be different than the interest rates as of December 31, 2016 for corresponding indebtedness.

(2)	We have the option to make an irrevocable election to change the interest rate depending on our credit rating. As of March 31, 2017, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)
Effective July 2016, $300.0 million of the term loan has been effectively fixed at 2.75% to 3.65% per annum through the use of two interest rate swaps. See Note 10 to our Consolidated Financial Statements for details.

(5)
Effective July 2016, the outstanding balance of the term loan has been effectively fixed at 3.36% to 4.31% per annum through the use of two interest rate swaps. See Item 1. “Financial Statements—Note 10 to our Consolidated Financial Statements—Derivative Instruments” for details.

(6)
Effective June 1, 2016, the outstanding balance of the term loan has been effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Item 1. “Financial Statements—Note 10 to our Consolidated Financial Statements—Derivative Instruments” for details.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(8)
This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Item 1. “Financial Statements—Note 10 to our Consolidated Financial Statements—Derivative Instruments” for details.

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

(11)
We own 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. The maturity date of this loan can be extended for an additional two years at a higher interest rate and with principal amortization.

The operating partnership was in compliance with its financial covenants as of March 31, 2017.

Cash Flows

A comparison of our cash flow activity is as follows:

	Three Months Ended March 31,
	2017	2016	Dollar Change	Percent Change
Net cash provided by operating activities	$92,897	$58,897	$34,000	57.7%
Net cash (used in) provided by investing activities	(51,912)	158,214	(210,126)	(132.8)
Net cash used in financing activities	(8,310)	(213,295)	204,985	(96.1)

Cash and cash equivalents were $115.7 million and $83.0 million at March 31, 2017 and December 31, 2016, respectively.

Operating Activities

Net cash provided by operating activities increased by $34.0 million to $92.9 million for the three months ended March 31, 2017 compared to $58.9 million for the three months ended March 31, 2016. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, arising primarily from the 11601 Wilshire, Hill7 and Page Mill Hill acquisitions, and higher rental revenue across our portfolio.

Investing Activities

Net cash used in investing activities increased by $210.1 million to $51.9 million for the three months ended March 31, 2017 compared to net cash provided by investing activities of $158.2 million for the three months ended March 31, 2016. The increase was primarily attributable to increased cash used for additions to investment in real estate, contributions to an unconsolidated entity, and payment of the deposit for the Sunset Las Palmas Studios (formerly Hollywood Center Studios and purchase of the remaining interest in the land associated with our 11601 Wilshire property, partially offset by lower proceeds from sale of real estate assets.

Financing Activities

Net cash used in financing activities decreased by $205.0 million to $8.3 million for the three months ended March 31, 2017 compared to $213.3 million for the three months ended March 31, 2016. The change was primarily due to proceeds from sale of common stock in 2017, partially offset by repurchases of common units in our operating partnership in 2017, increase in payments of notes payables, decrease in proceeds from notes payables, and increase in dividends paid to stockholders and unitholders.

Contractual Obligations and Commitments

During the three months ended March 31, 2017, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. See Item 1. “Financial Statements—Note 9 to our Consolidated Financial Statements—Notes Payable, net” for information regarding our minimum future principal payments due on our senior unsecured loans and mortgage loans. See Item 1. “Financial Statements—Note 12 to our Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments Future Minimum Rents” for information regarding our future minimum base rents and future minimum ground lease payments.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the assignment of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties. These determinations, even though inherently subjective and prone to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2016 Annual Report on Form 10-K. We have not made any material changes to these policies during the periods covered by this Report.

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

The following table presents a reconciliation of net income to FFO:

	Three Months Ended March 31,
	2017	2016
Net income	$24,153	$5,976
Adjustments:
Depreciation and amortization of real estate assets	70,294	67,905
Gains on sale of real estate	(16,866)	(6,352)
FFO attributable to non-controlling interests	(5,507)	(4,162)
Net income attributable to preferred units	(159)	(159)
FFO to common stockholders and unitholders	$71,915	$63,208

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2016 Annual Report on Form 10-K, and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2017 to the information provided in Part II, Item 7A, of our 2016 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, Inc.)

There have been no changes that occurred during the first quarter of the year covered by this report in Hudson Pacific Properties, Inc.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, L.P.)

There have been no changes that occurred during the first quarter of the year covered by this report in Hudson Pacific Properties, L.P.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our 2016 Annual Report on Form 10-K. Please review the Risk Factors set forth in our 2016 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)Recent Sales of Unregistered Securities:

During the first quarter of 2017, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the first quarter of 2017, the Company issued an aggregate of 251,080 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 120,261 shares of common stock were forfeited to the Company in connection with tax withholding obligations for restricted stock awards for a net issuance of 130,819 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the first quarter of 2017, our operating partnership issued an aggregate of 251,080 common units to the Company.

All other issuances of unregistered equity securities of our operating partnership during the first quarter of 2017 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with over $6.70 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

During the three months ended March 31, 2017, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Plan.

The following table summarizes all of the repurchases of the Company equity securities during the first quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1 - January 31, 2017	36,766	$34.78	N/A	N/A
February 1 - February 28, 2017	83,495	35.00	N/A	N/A
March 1 - March 31, 2017	—	—	N/A	N/A
Total	120,261	34.93	N/A	N/A
_____________

(1)	The price paid per share is based on the closing price of Company common shares as of the date of the determination of the statutory federal tax income.

The following table summarizes all of the repurchases of operating partnership equity securities during the first quarter of 2017:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)	Total Number Of Units Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Units That May Yet Be Purchased Under The Plans Or Programs
January 1 - January 31, 2017(2)	8,918,341	$35.00	N/A	N/A
February 1 - February 28, 2017	83,495	35.00	N/A	N/A
March 1 - March 31, 2017	—	—	N/A	N/A
Total	9,001,836	$35.00	N/A	N/A
_____________

(1)	The price paid per unit is based on the closing price of Company common shares as of the date of the determination of the statutory federal tax income.

(2)
On January 10, 2017, the Company used the net proceeds from the sale of 8,881,575 shares of its common stock pursuant to an underwritten public offering, after deducting underwriting discounts, but before estimated offering expenses payable by the Company, to acquire an aggregate of 8,598,480 common units from certain entities affiliated with Blackstone and 283,095 common units from certain funds affiliated with Farallon Capital Management.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	10-K	001-34789	10.1	February 26, 2016
3.4	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
10.1	2017 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	February 10, 2017
10.2	2017 Outperformance Award Agreement (LTIP Units)*	8-K	001-34789	10.2	February 10, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements **

____________

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 4, 2017	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 4, 2017	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 4, 2017	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 4, 2017	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)