Form 10-Q
period 2017-06-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2017-08-04
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at August 1, 2017 was 156,070,227.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended June 30, 2017 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of June 30, 2017, Hudson Pacific Properties, Inc. owned approximately 99.6% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. The remaining approximately 0.4% of outstanding common units at June 30, 2017 were owned by certain of our executive officers and directors, certain of their affiliates and other outside investors. As of December 31, 2016, certain affiliates of Blackstone Group L.P. (“Blackstone”) and Farallon Capital Management, LLC (“Farallon Funds”) held an ownership interest in the Company and the operating partnership. Following a common stock offering and a common unit repurchase on January 10, 2017, Blackstone and Farallon Funds informed us that they no longer owned common stock or common units in the Company or the operating partnership. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Real estate assets
Land	$1,413,269	$1,265,399
Building and improvements	4,765,915	4,502,235
Tenant improvements	403,359	373,778
Furniture and fixtures	7,230	4,276
Property under development	247,634	295,239
Total real estate held for investment	6,837,407	6,440,927
Accumulated depreciation and amortization	(506,118)	(419,368)
Investment in real estate, net	6,331,289	6,021,559
Cash and cash equivalents	73,242	83,015
Restricted cash	17,284	25,177
Accounts receivable, net	4,088	6,852
Straight-line rent receivables, net	93,093	87,281
Deferred leasing costs and lease intangible assets, net	282,272	309,962
Derivative assets	5,858	5,935
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	32,777	27,153
Investment in unconsolidated entities	15,377	37,228
Assets associated with real estate held for sale	—	66,082
TOTAL ASSETS	$6,864,034	$6,678,998
LIABILITIES AND EQUITY
Notes payable, net	$2,598,780	$2,688,010
Accounts payable and accrued liabilities	134,237	120,444
Lease intangible liabilities, net	66,438	80,130
Security deposits	35,655	31,495
Prepaid rent	33,344	40,755
Derivative liabilities	987	1,303
Liabilities associated with real estate held for sale	—	3,934
TOTAL LIABILITIES	2,869,441	2,966,071
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 155,301,850 shares and 136,492,235 shares outstanding at June 30, 2017 and December 31, 2016, respectively	1,553	1,364
Additional paid-in capital	3,656,009	3,109,394
Accumulated other comprehensive income	5,960	9,496
Accumulated income (deficit)	7,592	(16,971)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,671,114	3,103,283
Non-controlling interest—members in consolidated entities	299,898	304,608
Non-controlling interest—units in the operating partnership	13,404	294,859
TOTAL EQUITY	3,984,416	3,702,750
TOTAL LIABILITIES AND EQUITY	$6,864,034	$6,678,998

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Office
Rental	$133,602	$118,047	$267,118	$234,274
Tenant recoveries	25,038	21,303	42,439	41,836
Parking and other	8,212	5,050	14,111	10,582
Total Office revenues	166,852	144,400	323,668	286,692
Media & Entertainment
Rental	9,105	6,857	15,790	12,885
Tenant recoveries	129	213	794	412
Other property-related revenue	4,361	2,810	8,403	7,779
Other	53	41	130	90
Total Media & Entertainment revenues	13,648	9,921	25,117	21,166
TOTAL REVENUES	180,500	154,321	348,785	307,858
OPERATING EXPENSES
Office operating expenses	55,468	49,091	103,422	96,794
Media & Entertainment operating expenses	7,003	6,295	14,254	12,247
General and administrative	14,506	13,016	28,316	25,519
Depreciation and amortization	75,415	66,108	146,182	134,476
TOTAL OPERATING EXPENSES	152,392	134,510	292,174	269,036
INCOME FROM OPERATIONS	28,108	19,811	56,611	38,822
OTHER EXPENSE (INCOME)
Interest expense	21,695	17,614	43,625	34,865
Interest income	(16)	(73)	(46)	(86)
Unrealized loss on ineffective portion of derivative instruments	51	384	45	2,509
Acquisition-related expenses	—	61	—	61
Other income	(576)	(47)	(1,254)	(23)
TOTAL OTHER EXPENSES	21,154	17,939	42,370	37,326
INCOME BEFORE GAINS ON SALE OF REAL ESTATE	6,954	1,872	14,241	1,496
Gains on sale of real estate	—	2,163	16,866	8,515
NET INCOME	6,954	4,035	31,107	10,011
Net income attributable to preferred units	(159)	(159)	(318)	(318)
Net income attributable to participating securities	(255)	(196)	(495)	(393)
Net income attributable to non-controlling interest in consolidated entities	(2,974)	(2,396)	(6,011)	(4,341)
Net income attributable to units in the operating partnership	(13)	(445)	(215)	(1,867)
Net income attributable to Hudson Pacific Properties, Inc. common stockholders	$3,553	$839	$24,068	$3,092
Basic and diluted per share amounts:
Net income attributable to common stockholders—basic	$0.02	$0.01	$0.16	$0.03
Net income attributable to common stockholders—diluted	$0.02	$0.01	$0.16	$0.03
Weighted average shares of common stock outstanding—basic	155,290,559	95,145,496	151,640,853	92,168,432
Weighted average shares of common stock outstanding—diluted	156,095,603	95,995,496	152,431,897	93,000,432
Dividends declared per share	$0.250	$0.200	$0.500	$0.400

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,954	$4,035	$31,107	$10,011
Other comprehensive (loss) income: change in fair value of derivative instruments	(2,760)	(8,430)	104	(23,905)
Comprehensive income (loss)	4,194	(4,395)	31,211	(13,894)
Comprehensive income attributable to preferred units	(159)	(159)	(318)	(318)
Comprehensive income attributable to participating securities	(255)	(196)	(495)	(393)
Comprehensive income attributable to non-controlling interest in consolidated entities	(2,974)	(2,396)	(6,011)	(4,341)
Comprehensive (income) loss attributable to units in the operating partnership	(3)	2,474	(233)	7,040
Comprehensive income (loss) attributable to Hudson Pacific Properties, Inc. stockholders	$803	$(4,672)	$24,154	$(11,906)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest—Units in the Operating Partnership	Non-controlling Interest—Members in Consolidated Entities	Total Equity
Balance at January 1, 2016	89,153,780	$891	$1,710,979	$(44,955)	$(1,081)	$1,800,578	$262,625	$3,729,037
Contributions	—	—	—	—	—	—	33,996	33,996
Distributions	—	—	—	—	—	—	(1,303)	(1,303)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	47,010,695	470	1,449,111	—	—	—	—	1,449,581
Issuance of unrestricted stock	590,520	6	—	—	—	—	—	6
Shares withheld to satisfy tax withholding	(262,760)	(3)	(8,424)	—	—	—	—	(8,427)
Declared dividend	—	—	(90,005)	—	—	(27,814)	—	(117,819)
Amortization of stock-based compensation	—	—	13,609	—	—	1,045	—	14,654
Net income	—	—	—	27,984	—	5,848	9,290	43,122
Change in fair value of derivatives	—	—	—	—	10,577	(4,635)	—	5,942
Redemption of common units in the operating partnership	—	—	34,124	—	—	(1,480,163)	—	(1,446,039)
Balance at December 31, 2016	136,492,235	1,364	3,109,394	(16,971)	9,496	294,859	304,608	3,702,750
Contributions	—	—	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	—	—	(14,591)	(14,591)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	18,656,575	187	647,322	—	—	—	—	647,509
Issuance of unrestricted stock	273,301	3	(3)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(120,261)	(1)	(4,202)	—	—	—	—	(4,203)
Declared dividend	—	—	(78,835)	—	—	(328)	—	(79,163)
Amortization of stock-based compensation	—	—	6,868	—	—	1,338	—	8,206
Net income	—	—	—	24,563	—	215	6,011	30,789
Change in fair value of derivatives	—	—	—	—	86	18	—	104
Redemption of common units in the operating partnership	—	—	(24,535)	—	(3,622)	(282,698)	—	(310,855)
Balance at June 30, 2017	155,301,850	$1,553	$3,656,009	$7,592	$5,960	$13,404	$299,898	$3,984,416

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,107	$10,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,182	134,476
Amortization of deferred financing costs and loan premium, net	2,373	2,134
Amortization of stock-based compensation	7,788	6,643
Straight-line rents	(5,781)	(11,281)
Straight-line rent expenses	160	750
Amortization of above- and below-market leases, net	(10,405)	(9,302)
Amortization of above- and below-market ground lease, net	1,470	1,070
Amortization of lease incentive costs	758	655
Bad debt (recovery) expense	(75)	512
Amortization of discount and net origination fees on purchased and originated loans	—	(208)
Unrealized loss on ineffective portion of derivative instruments	45	2,509
Gains on sale of real estate	(16,866)	(8,515)
Change in operating assets and liabilities:
Accounts receivable	3,177	10,001
Deferred leasing costs and lease intangibles	(15,216)	(25,725)
Prepaid expenses and other assets	(5,873)	(5,882)
Accounts payable and accrued liabilities	6,304	5,619
Security deposits	3,667	4,214
Prepaid rent	(7,779)	(8,814)
Net cash provided by operating activities	141,036	108,867
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(147,476)	(104,112)
Property acquisitions	(257,734)	—
Proceeds from sales of real estate	81,707	283,855
Contributions to unconsolidated entities	(1,071)	(28,393)
Distributions from unconsolidated entities	14,893	—
Deposit for property acquisitions	—	(20,000)
Proceed from repayment of notes receivable	—	28,892
Net cash (used in) provided by investing activities	(309,681)	160,242
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	230,000	677,000
Payments of notes payable	(321,270)	(597,416)
Proceeds from issuance of common stock, net	647,509	293,628
Payment for redemption of common units in the operating partnership	(310,855)	(294,209)
Distributions paid to common stockholders and unitholders	(79,163)	(59,119)
Distributions paid to preferred unitholders	(318)	(318)
Contributions from non-controlling member in consolidated entities	3,870	103
Distributions to non-controlling member in consolidated entities	(14,591)	(663)
Payments to satisfy tax withholding	(4,203)	(1,776)
Payments of loan costs	—	(1,334)
Net cash provided by financing activities	150,979	15,896
Net (decrease) increase in cash and cash equivalents and restricted cash	(17,666)	285,005
Cash and cash equivalents and restricted cash—beginning of period	108,192	71,561
Cash and cash equivalents and restricted cash—end of period	$90,526	$356,566
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest including amounts capitalized	$42,462	$38,714
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for real estate investments	$(3,427)	$(8,866)
Reclassification of investment in unconsolidated entities for real estate investments	$7,835	$—

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Real estate assets
Land	$1,413,269	$1,265,399
Building and improvements	4,765,915	4,502,235
Tenant improvements	403,359	373,778
Furniture and fixtures	7,230	4,276
Property under development	247,634	295,239
Total real estate held for investment	6,837,407	6,440,927
Accumulated depreciation and amortization	(506,118)	(419,368)
Investment in real estate, net	6,331,289	6,021,559
Cash and cash equivalents	73,242	83,015
Restricted cash	17,284	25,177
Accounts receivable, net	4,088	6,852
Straight-line rent receivables, net	93,093	87,281
Deferred leasing costs and lease intangible assets, net	282,272	309,962
Derivative assets	5,858	5,935
Goodwill	8,754	8,754
Prepaid expenses and other assets, net	32,777	27,153
Investment in unconsolidated entities	15,377	37,228
Assets associated with real estate held for sale	—	66,082
TOTAL ASSETS	$6,864,034	$6,678,998
LIABILITIES
Notes payable, net	$2,598,780	$2,688,010
Accounts payable and accrued liabilities	134,237	120,444
Lease intangible liabilities, net	66,438	80,130
Security deposits	35,655	31,495
Prepaid rent	33,344	40,755
Derivative liabilities	987	1,303
Liabilities associated with real estate held for sale	—	3,934
TOTAL LIABILITIES	2,869,441	2,966,071
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
CAPITAL
Hudson Pacific Properties, L.P. partners’ capital:
Common units, 155,870,895 and 145,942,855 issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	3,678,536	3,392,264
Accumulated other comprehensive income	5,982	5,878
Total Hudson Pacific Properties, L.P. partners’ capital	3,684,518	3,398,142
Non-controlling interest—members in consolidated entities	299,898	304,608
TOTAL CAPITAL	3,984,416	3,702,750
TOTAL LIABILITIES AND CAPITAL	$6,864,034	$6,678,998

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Office
Rental	$133,602	$118,047	$267,118	$234,274
Tenant recoveries	25,038	21,303	42,439	41,836
Parking and other	8,212	5,050	14,111	10,582
Total Office revenues	166,852	144,400	323,668	286,692
Media & Entertainment
Rental	9,105	6,857	15,790	12,885
Tenant recoveries	129	213	794	412
Other property-related revenue	4,361	2,810	8,403	7,779
Other	53	41	130	90
Total Media & Entertainment revenues	13,648	9,921	25,117	21,166
TOTAL REVENUES	180,500	154,321	348,785	307,858
OPERATING EXPENSES
Office operating expenses	55,468	49,091	103,422	96,794
Media & Entertainment operating expenses	7,003	6,295	14,254	12,247
General and administrative	14,506	13,016	28,316	25,519
Depreciation and amortization	75,415	66,108	146,182	134,476
TOTAL OPERATING EXPENSES	152,392	134,510	292,174	269,036
INCOME FROM OPERATIONS	28,108	19,811	56,611	38,822
OTHER EXPENSE (INCOME)
Interest expense	21,695	17,614	43,625	34,865
Interest income	(16)	(73)	(46)	(86)
Unrealized loss on ineffective portion of derivative instruments	51	384	45	2,509
Acquisition-related expenses	—	61	—	61
Other income	(576)	(47)	(1,254)	(23)
TOTAL OTHER EXPENSES	21,154	17,939	42,370	37,326
INCOME BEFORE GAINS ON SALE OF REAL ESTATE	6,954	1,872	14,241	1,496
Gains on sale of real estate	—	2,163	16,866	8,515
NET INCOME	6,954	4,035	31,107	10,011
Net income attributable to non-controlling interest in consolidated entities	(2,974)	(2,396)	(6,011)	(4,341)
Net income attributable to Hudson Pacific Properties, L.P.	3,980	1,639	25,096	5,670
Net income attributable to preferred units	(159)	(159)	(318)	(318)
Net income attributable to participating securities	(255)	(196)	(495)	(393)
Net income available to Hudson Pacific Properties, L.P. common unitholders	$3,566	$1,284	$24,283	$4,959
Basic and diluted per unit amounts:
Net income attributable to common unitholders—basic	$0.02	$0.01	$0.16	$0.03
Net income attributable to common unitholders—diluted	$0.02	$0.01	$0.16	$0.03
Weighted average shares of common units outstanding—basic	155,859,604	145,549,363	152,647,055	145,518,523
Weighted average shares of common units outstanding—diluted	156,664,648	146,399,363	153,438,100	146,350,523
Dividends declared per unit	$0.250	$0.200	$0.500	$0.400

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,954	$4,035	$31,107	$10,011
Other comprehensive (loss) income: change in fair value of derivative instruments	(2,760)	(8,430)	104	(23,905)
Comprehensive income (loss)	4,194	(4,395)	31,211	(13,894)
Comprehensive income attributable to preferred units	(159)	(159)	(318)	(318)
Comprehensive income attributable to participating securities	(255)	(196)	(495)	(393)
Comprehensive income attributable to non-controlling interest in consolidated entities	(2,974)	(2,396)	(6,011)	(4,341)
Comprehensive income (loss) attributable to Hudson Pacific Properties, L.P. partners’ capital	$806	$(7,146)	$24,387	$(18,946)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited, in thousands, except unit data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at January 1, 2016	145,450,095	$3,466,476	$(64)	$262,625	$3,729,037
Contributions	—	—	—	33,996	33,996
Distributions	—	—	—	(1,303)	(1,303)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	47,010,695	1,449,581	—	—	1,449,581
Issuance of unrestricted units	590,520	6	—	—	6
Units withheld to satisfy tax withholding	(262,760)	(8,427)	—	—	(8,427)
Declared distributions		(117,819)	—	—	(117,819)
Amortization of unit-based compensation	—	14,654	—	—	14,654
Net income	—	33,832	—	9,290	43,122
Change in fair value of derivative instruments	—	—	5,942	—	5,942
Redemption of common units	(46,845,695)	(1,446,039)	—	—	(1,446,039)
Balance at December 31, 2016	145,942,855	3,392,264	5,878	304,608	3,702,750
Contributions	—	—	—	3,870	3,870
Distributions	—	—	—	(14,591)	(14,591)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	18,656,575	647,509	—	—	647,509
Issuance of unrestricted units	273,301	—	—	—	—
Units withheld to satisfy tax withholding	(120,261)	(4,203)	—	—	(4,203)
Declared distributions	—	(79,163)	—	—	(79,163)
Amortization of unit-based compensation	—	8,206	—	—	8,206
Net income	—	24,778	—	6,011	30,789
Change in fair value of derivative instruments	—	—	104	—	104
Redemption of common units	(8,881,575)	(310,855)	—	—	(310,855)
Balance at June 30, 2017	155,870,895	$3,678,536	$5,982	$299,898	$3,984,416

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,107	$10,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,182	134,476
Amortization of deferred financing costs and loan premium, net	2,373	2,134
Amortization of unit-based compensation	7,788	6,643
Straight-line rents	(5,781)	(11,281)
Straight-line rent expenses	160	750
Amortization of above- and below-market leases, net	(10,405)	(9,302)
Amortization of above- and below-market ground lease, net	1,470	1,070
Amortization of lease incentive costs	758	655
Bad debt (recovery) expense	(75)	512
Amortization of discount and net origination fees on purchased and originated loans	—	(208)
Unrealized loss on ineffective portion of derivative instruments	45	2,509
Gains on sale of real estate	(16,866)	(8,515)
Change in operating assets and liabilities:
Accounts receivable	3,177	10,001
Deferred leasing costs and lease intangibles	(15,216)	(25,725)
Prepaid expenses and other assets	(5,873)	(5,882)
Accounts payable and accrued liabilities	6,304	5,619
Security deposits	3,667	4,214
Prepaid rent	(7,779)	(8,814)
Net cash provided by operating activities	141,036	108,867
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(147,476)	(104,112)
Property acquisitions	(257,734)	—
Proceeds from sales of real estate	81,707	283,855
Contributions to unconsolidated entities	(1,071)	(28,393)
Distributions from unconsolidated entities	14,893	—
Deposit for property acquisitions	—	(20,000)
Proceed from repayment of notes receivable	—	28,892
Net cash (used in) provided by investing activities	(309,681)	160,242
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	230,000	677,000
Payments of notes payable	(321,270)	(597,416)
Proceeds from issuance of common units, net	647,509	293,628
Payment for redemption of common units	(310,855)	(294,209)
Distributions paid to common unitholders	(79,163)	(59,119)
Distributions paid to preferred unitholders	(318)	(318)
Contributions from non-controlling member in consolidated entities	3,870	103
Distributions to non-controlling member in consolidated entities	(14,591)	(663)
Payments to satisfy tax withholding	(4,203)	(1,776)
Payments of loan costs	—	(1,334)
Net cash provided by financing activities	150,979	15,896
Net (decrease) increase in cash and cash equivalents and restricted cash	(17,666)	285,005
Cash and cash equivalents and restricted cash—beginning of period	108,192	71,561
Cash and cash equivalents and restricted cash—end of period	$90,526	$356,566
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest including amounts capitalized	$42,462	$38,714
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for real estate investments	$(3,427)	$(8,866)
Reclassification of investment in unconsolidated entities for real estate investments	$7,835	$—

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

1. Organization

Hudson Pacific Properties, Inc. is a Maryland corporation formed on November 9, 2009 as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Through its controlling interest in the operating partnership and its subsidiaries, Hudson Pacific Properties, Inc. owns, manages, leases, acquires and develops real estate, consisting primarily of office and media and entertainment properties. Unless otherwise indicated or unless the context requires otherwise, all references in these financial statements to the “Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

On April 1, 2015, the Company completed the acquisition of the EOP Northern California Portfolio (“EOP Acquisition”) from Blackstone Real Estate Partners V and VI (“Blackstone”). The EOP Acquisition consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the Northern California region. The total consideration paid for the EOP Acquisition before certain credits, prorations and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of Hudson Pacific Properties, Inc. and common units in the operating partnership.

The Company’s portfolio consists of properties located throughout Northern and Southern California and the Pacific Northwest. The following table summarizes our portfolio as of June 30, 2017:

	Number of Properties	Square Feet (unaudited)
Office properties:
Northern California(1)	29	9,595,286
Southern California(2)	16	2,817,509
Pacific Northwest(3)	7	1,490,613
Total Office properties	52	13,903,408
Media & Entertainment properties:
Southern California(2)	3	1,256,577
Total Media & Entertainment properties	3	1,256,577
Total	55	15,159,985
_________________

(1)	Includes the San Francisco, Redwood Shores, Palo Alto, Milpitas, North San Jose, San Mateo, Foster City and Santa Clara submarkets.

(2)	Includes the Burbank, Hollywood, Torrance, West Los Angeles and Downtown Los Angeles submarkets.

(3)	Includes the Lynnwood, South Lake Union and Pioneer Square submarkets.

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
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

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

The Company consolidates all VIEs of which the Company is considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Four of the Company’s joint ventures and its operating partnership meet the definition of a VIE. The Company is the primary beneficiary of and consolidates three of the joint ventures and the operating partnership. Refer to Note 16 for details. Substantially all of the assets and liabilities of the Company are related to these VIEs. As of June 30, 2017, the Company is not consolidating one of its joint ventures, of which it is not the primary beneficiary. As of December 31, 2016, the Company was not consolidating one of its joint ventures, of which it is not the primary beneficiary, and an interest in land. Due to its significant influence over non-consolidated entities, the Company accounts for them using the equity method of accounting. Refer to Note 7 for details.

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

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of Accounting Standards Update (“ASU”). The following ASUs were adopted by the Company in 2017:

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
The Company early adopted this guidance during the second quarter of 2017 and applied it prospectively. The adoption did not have an impact on the Company’s consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

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

The Company adopted this guidance during the first quarter of 2017 and applied it prospectively. With the adoption, the Company provided updates on its implementation of the ASUs related to revenue, leases and credit losses on financial instruments. Please refer to sections below for updates on the implementation of revenue and lease ASUs. The ASU related to credit losses on financial instruments could have a material impact on trade receivables and the Company is currently assessing the impact of this ASU on its consolidated financial statements and notes to the consolidated financial statements.

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
The Company adopted this guidance during the first quarter of 2017 and applied it prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
This guidance requires entities to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.

The Company early adopted this guidance during the second quarter of 2017 and applied it retrospectively. Pursuant to the adoption, the Company revised the Consolidated Statement of Cash Flows and disclosed the reconciliation to the related captions in the Consolidated Balance Sheets in Note 19.

ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control
This guidance outlines how a single decisionmaker of a VIE should treat indirect interests held through other related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.

The Company adopted this guidance during the first quarter of 2017 and applied it retrospectively. The adoption did not have a material impact on the Company’s consolidated financial statements and did not change the consolidation conclusion.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
This ASU clarifies how certain transactions should be classified in the statement of cash flows, including debt prepayment costs, contingent consideration payments made after a business combination and distributions received from equity method investments. The ASU provides two approaches to determine the classification of cash distributions received from equity method investments: (i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized will be classified as cash inflows from operating activities, and those in excess of that amount will be classified as cash inflows from investing activities and (ii) the “nature of the distribution” approach, under which distributions will be classified based on the nature of the underlying activity that generated cash distributions. The guidance requires a Company to elect either the “cumulative earnings” approach or the “nature of the distribution” approach at the time of adoption.

The Company early adopted this guidance during the second quarter of 2017 and applied it retrospectively. Pursuant to the adoption, the Company elected the “nature of the distribution” approach related to the distributions received from its equity method investments. The adoption did not have an impact on the Company’s Consolidated Statements of Cash Flows.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting
The guidance eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for use of the equity method. The guidance also requires an investor that has an available-for-sale security that subsequently qualifies for the equity method to recognize in net income the unrealized holding gains or losses in accumulated other comprehensive income related to that security when it begins applying the equity method. It is required to apply this guidance prospectively.
The Company adopted this guidance during the first quarter of 2017 and applied it prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.
ASU 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The guidance states that the novation of a derivative contract (e.g., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require de-designation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. Either a prospective or a modified retrospective approach can be applied.
The Company adopted this guidance during the first quarter of 2017 and applied it prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.

Update on ASC 606, Revenue from Contracts with Customers (“ASC 606”), implementation

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and specifically notes that lease contracts with customers are a scope exception. FASB has subsequently issued other ASUs to amend and provide further guidance related to ASC 606. These ASUs are effective for annual reporting periods (including interim periods) beginning after December 15, 2017. Either the full retrospective basis (to the beginning of its contracts) or modified retrospective method (from the beginning of the latest fiscal year of adoption) is permitted.

The Company has formed an implementation team, completed training of the new standards with the implementation team and begun review and documentation. Additionally, the Company has developed a project plan and is in the process of refining the project plan. The Company has preliminarily identified three revenue streams. Two of these revenue streams will be accounted for under ASC 606 when it becomes effective on January 1, 2018. The remaining one revenue stream integral to the Company’s leasing revenues will be accounted for under ASC 606, effective with the adoption of ASC 842 on January 1, 2019. The Company plans on adopting ASC 606 on January 1, 2018 using the modified retrospective approach.

Update on ASC 842, Leases (“ASC 842”), implementation

On February 25, 2016, the FASB issued ASU 2016-02 to amend the accounting guidance for leases. Under this guidance, lessor can capitalize only those costs that are defined as initial direct costs. The Company anticipates that indirect leasing costs will be expensed as incurred. For lessee accounting, this guidance requires all lessees to record a lease liability at lease inception, with a corresponding right-of-use asset, except for short-term leases. ASC 842 also provides practical expedients that allow entities to not (i) reassess whether any expired or existing contracts are or contain leases; (ii) reassess the lease classification for any expired or existing leases; (iii) reassess initial direct costs for any existing leases. This ASU is effective for annual reporting periods (including interim periods) beginning after December 15, 2018. It is required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the consolidated financial statements.

The Company has formed an implementation team, completed training of the new standards with the implementation team and begun review and documentation. As a lessor, the Company will expense indirect leasing costs as incurred under the new guidance. During the three and six months ended June 30, 2017, the Company capitalized $1.7 million and $3.2 million of indirect leasing costs, respectively. The Company continues to evaluate the amounts of right-of-use asset and lease liability that will need to be recorded with respect to its ground leases where it is the lessee. As of June 30, 2017, the future undiscounted minimum lease payments under the Company’s ground leases totaled $458.2 million. The Company plans on adopting the standard on January 1, 2019 and expects to adopt using the practical expedience elections.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Other recently issued ASUs

The Company considers the applicability and impact of all ASUs. The following table lists the recently issued ASUs that have not been disclosed in the Company’s 2016 Annual Report on Form 10-K and have not been adopted by the Company. The list excludes those ASUs that are not expected to have a material impact on the Company’s consolidated financial statements.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting	The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. It is required to apply this guidance prospectively.	Effective for annual reporting periods (including interim periods) beginning after December 15, 2017
The Company does not currently expect a material impact of this ASU on its consolidated financial statements and notes to the consolidated financial statements. The Company plans to adopt this guidance during the first quarter in 2018.

ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

The guidance updates the definition of an in substance nonfinancial asset and clarifies the scope of ASC 610-20 on the sale or transfer of nonfinancial assets to noncustomers, including partial sales. It also clarifies the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. Either a full or modified retrospective approach can be applied.
Effective for annual reporting periods (including interim periods) beginning after December 15, 2017
The Company currently expects that the adoption of this ASU could have a material impact on its consolidated financial statements; however, such impact will not be known until the Company disposes of any of its investments in real estate properties, which would all be sales of nonfinancial assets. The Company plans to adopt this guidance during the first quarter in 2018 and apply it using the modified retrospective approach.

3. Investment in Real Estate

Acquisitions

The Company’s acquisitions are accounted for using the acquisition method. The results of operations for each of these acquisitions are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

The Company assesses fair value based on Level 2 and Level 3 inputs within the fair value framework, which includes estimated cash flow projections that utilize appropriate discount, capitalization rates, renewal probability and available market information, which includes market rental rate and market rent growth rates. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends and market and economic conditions.

The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. The fair value of acquired “above- and below-” market leases are based on the estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended below-market term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions and legal and other related costs.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The following table summarizes the information on the acquisitions completed during the six months ended June 30, 2017:

Property	Submarket	Segment	Date of Acquisition	Square Feet (unaudited)	Purchase Price(1) (in millions)
Sunset Las Palmas Studios(2)	Hollywood	Media and Entertainment	5/1/2017	369,000	$200.0
11601 Wilshire land(3)	West Los Angeles	Office	6/15/2017	N/A	50.0
6666 Santa Monica(4)	Hollywood	Media and Entertainment	6/29/2017	4,150	3.2
Total acquisitions				373,150	$253.2
_____________

(1)	Represents purchase price before certain credits, prorations and closing costs.

(2)
The property consists of stages, production office and support space on 15 acres near Sunset Gower Studios and Sunset Bronson Studios. The purchase price above does not include equipment purchased by the Company for $2.8 million, which purchase was transacted separately from the studio acquisition. In April 2017, the Company drew $150.0 million under the unsecured revolving credit facility to fund the acquisition.

(3)
On July 1, 2016 the Company purchased a partial interest in land held as a tenancy in common in conjunction with its acquisition of the 11601 Wilshire property. The land interest held as a tenancy in common was accounted for as an equity method investment. On June 15, 2017, the Company purchased the remaining interest which was re-measured and allocated to land and building.

(4)	This parcel is adjacent to the Sunset Las Palmas Studios property.

The Company evaluated each acquisition to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted for as a business combination in accordance with ASC 805, Business Combinations. An integrated set of assets and activities would fail to qualify as a business if either (i) substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets or (ii) the integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., revenue generated before and after the transaction). An acquired process is considered substantive if (i) the process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce) that is skilled, knowledgeable and experienced in performing the process, (ii) the process cannot be replaced without significant cost, effort, or delay or (iii) the process is considered unique or scarce. These acquisitions did not meet the definition of a business and were therefore accounted for as asset acquisitions.

The following table represents the Company’s final aggregate purchase price accounting, as of the respective acquisition dates, for each of the Company’s acquisitions completed in the six months ended June 30, 2017:

	Sunset Las Palmas Studios(1)	11601 Wilshire land	6666 Santa Monica	Total
Investment in real estate, net	$202,723	$50,034	$3,091	$255,848
Deferred leasing costs and in-place lease intangibles(2)	1,741	—	145	1,886
Total asset assumed	$204,464	$50,034	$3,236	$257,734
_____________

(1)	The purchase price allocation includes equipment purchased by the Company of $2.8 million.

(2)	Represents weighted-average amortization period of 1.21 years.

Dispositions

The following table summarizes the properties sold during the six months ended June 30, 2017. These properties were non-strategic assets to the Company’s portfolio:

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The dispositions of these properties resulted in gains of $16.9 million for the six months ended June 30, 2017. This amount is included in gains on sale of real estate in the Consolidated Statements of Operations. There were no dispositions for the three months ended June 30, 2017.

Held for Sale

The Company had two properties classified as held for sale as of December 31, 2016. Both properties were disposed of during the first quarter of 2017. The Company had no properties classified as held for sale as of June 30, 2017.

Impairment of Long-Lived Assets

No impairment indicators have been noted and the Company recorded no impairment charges for the six months ended June 30, 2017.

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	June 30, 2017	December 31, 2016
Above-market leases	$21,881	$23,430
Accumulated amortization	(14,706)	(12,989)
Above-market leases, net	7,175	10,441
Deferred leasing costs and in-place lease intangibles	371,813	378,540
Accumulated amortization	(161,756)	(145,551)
Deferred leasing costs and in-place lease intangibles, net	210,057	232,989
Below-market ground leases	71,210	71,423
Accumulated amortization	(6,170)	(4,891)
Below-market ground leases, net	65,040	66,532
Deferred leasing costs and lease intangible assets, net	$282,272	$309,962

Below-market leases	$134,472	$141,676
Accumulated amortization	(69,018)	(62,552)
Below-market leases, net	65,454	79,124
Above-market ground leases	1,095	1,095
Accumulated amortization	(111)	(89)
Above-market ground leases, net	984	1,006
Lease intangible liabilities, net	$66,438	$80,130

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Above-market leases(1)	$1,911	$3,695	$3,267	$7,414
Below-market leases(1)	6,584	8,146	13,672	16,716
Deferred leasing costs and in-place lease intangibles(2)	20,644	22,098	40,437	44,666
Above-market ground leases(3)	11	11	22	22
Below-market ground leases(3)	844	546	1,492	1,092
__________________

(1)	Amortization is recorded in revenues in the Consolidated Statements of Operations.

(2)	Amortization is recorded in depreciation and amortization expense and office rental revenues in the Consolidated Statements of Operations.

(3)	Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.

5. Accounts Receivable, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the Company’s 2016 Annual Report on Form 10-K. The following table summarizes the Company’s accounts receivable, net of allowance for doubtful accounts as of:

	June 30, 2017	December 31, 2016
Accounts receivable	$5,857	$8,697
Allowance for doubtful accounts	(1,769)	(1,845)
Accounts receivable, net	$4,088	$6,852

6. Straight-line Rent Receivables, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the Company’s 2016 Annual Report on Form 10-K. The following table represents the Company’s straight-line rent receivables, net of allowance for doubtful accounts as of:

	June 30, 2017	December 31, 2016
Straight-line rent receivables	$93,210	$87,417
Allowance for doubtful accounts	(117)	(136)
Straight-line rent receivables, net	$93,093	$87,281

7. Investment in Unconsolidated Entities

Investment in unconsolidated real estate in which the Company has the ability to exercise significant influence (but not control) is accounted for under the equity method of investment. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. The Company’s net equity investment is reflected within investment in unconsolidated entities on the Consolidated Balance Sheets and the Company’s share of net income or loss from the entity is included within other income on the Consolidated Statements of Operations.

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The Company holds a 21% interest in the joint venture. The assets of the joint venture consist of the notes receivable. The Company’s investment in this joint venture was $15.4 million and $29.4 million as of June 30, 2017 and December 31, 2016, respectively, which represents the maximum exposure for loss for the Company. On June 13, 2017, the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Company received a return of capital of $14.9 million. The joint venture meets the criteria of a VIE and the Company accounts for this investment under the equity method of accounting since the Company is not the primary beneficiary.

On July 1, 2016, the Company entered into an agreement with an unaffiliated third party related to the land on which its 11601 Wilshire property is located. The Company holds a 28% interest in the land held as a tenancy in common. The agreement does not meet the definition of a VIE and the Company accounts for its interest in the land held as a tenancy in common under the equity method of accounting. The Company’s interest in the land was $7.8 million as of December 31, 2016. On June 15, 2017, the Company purchased the remaining interest for $50.0 million. See Note 3 for details. As a result of this transaction, $7.8 million is included within land on the consolidated balance sheets.

8. Goodwill

The Company’s goodwill balance as of June 30, 2017 and December 31, 2016 was $8.8 million. The Company does not amortize this asset but instead analyzes it on a quarterly basis for impairment. No impairment indicators have been noted during the six months ended June 30, 2017.

9. Notes Payable, net

The following table summarizes the balances of the Company’s indebtedness as of:

	June 30, 2017	December 31, 2016
Notes payable	$2,616,568	$2,707,839
Deferred financing costs, net(1)	(17,788)	(19,829)
Notes payable, net	$2,598,780	$2,688,010
________________

(1)
Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility of $1.2 million and $1.5 million as of June 30, 2017 and December 31, 2016, respectively, which are included in prepaid expenses and other assets, net in the Consolidated Balance Sheets.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The following table sets forth information with respect to the amounts included in notes payable, net as of:

	June 30, 2017		December 31, 2016
	Principal Amount	Deferred Financing Costs, net	Principal Amount	Deferred Financing Costs, net	Interest Rate(1)	Contractual Maturity Date
UNSECURED LOANS
Unsecured Revolving Credit Facility(2)	$210,000	$—	$300,000	$—	LIBOR+ 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	(2,972)	450,000	(3,513)	LIBOR+ 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	175,000	(650)	175,000	(745)	LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	(2,049)	350,000	(2,265)	LIBOR+ 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	(852)	125,000	(931)	LIBOR +1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(852)	110,000	(930)	4.34%	1/2/2023
Series E Notes	50,000	(277)	50,000	(300)	3.66%	9/15/2023
Series B Notes	259,000	(2,144)	259,000	(2,271)	4.69%	12/16/2025
Series D Notes	150,000	(851)	150,000	(898)	3.98%	7/6/2026
Series C Notes	56,000	(515)	56,000	(539)	4.79%	12/16/2027
TOTAL UNSECURED LOANS	1,935,000	(11,162)	2,025,000	(12,392)

MORTGAGE LOANS
Mortgage Loan secured by Rincon Center(7)	99,392	(119)	100,409	(198)	5.13%	5/1/2018
Mortgage Loan secured by Sunset Gower Studios/Sunset Bronson Studios	5,001	(1,180)	5,001	(1,534)	LIBOR+2.25%	3/4/2019	(3)
Mortgage Loan secured by Met Park North(8)	64,500	(342)	64,500	(398)	LIBOR+1.55%	8/1/2020
Mortgage Loan secured by 10950 Washington(7)	27,675	(320)	27,929	(354)	5.32%	3/11/2022
Mortgage Loan secured by Pinnacle I(9)(10)	129,000	(542)	129,000	(593)	3.95%	11/7/2022
Mortgage Loan secured by Element LA	168,000	(2,190)	168,000	(2,321)	4.59%	11/6/2025
Mortgage Loan secured by Pinnacle II(10)	87,000	(682)	87,000	(720)	4.30%	6/11/2026
Mortgage Loan secured by Hill7(11)	101,000	(1,251)	101,000	(1,319)	3.38%	11/6/2026
TOTAL MORTGAGE LOANS	681,568	(6,626)	682,839	(7,437)
TOTAL	$2,616,568	$(17,788)	$2,707,839	$(19,829)
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2017, which may be different than the interest rates as of December 31, 2016 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of June 30, 2017, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)	Effective July 2016, $300.0 million of the term loan has been effectively fixed at 2.75% to 3.65% per annum through the use of two interest rate swaps. See Note 10 for details.

(5)	Effective July 2016, the outstanding balance of the term loan has been effectively fixed at 3.36% to 4.31% per annum through the use of two interest rate swaps. See Note 10 for details.

(6)	Effective June 1, 2016, the outstanding balance of the term loan has been effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Note 10 for details.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(8)	This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through the use of an interest rate swap. See Note 10 for details.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Indebtedness

The Company presents its financial statements on a consolidated basis. Notwithstanding such presentation, except to the extent expressly indicated, such as in the case of the project financing for Sunset Gower Studios and Sunset Bronson Studios, the Company’s separate property-owning subsidiaries are not obligors of the debt of their respective affiliates and each property-owning subsidiary’s separate liabilities do not constitute obligations of its respective affiliates.

Loan agreements include events of default that the Company believes are usual for loan and transactions of this type. As of the date of this filing, there have been no events of default associated with the Company’s loans.

The following table summarizes the minimum future principal payments due (before the impact of extension options, if applicable) on the operating partnership’s secured and unsecured notes payable as of June 30, 2017:

Year	Annual Principal Payments
Remaining 2017	$1,443
2018	101,157
2019	217,886
2020	692,493
2021	3,142
Thereafter	1,600,447
Total	$2,616,568

Unsecured Revolving Credit Facility

The operating partnership’s unsecured revolving credit facility is amended from time to time. The terms of the arrangement are more fully described in the Company’s 2016 Annual Report on Form 10-K. The Company uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes. The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	June 30, 2017	December 31, 2016
Outstanding borrowings	$210,000	$300,000
Remaining borrowing capacity	190,000	100,000
Total borrowing capacity	$400,000	$400,000
Interest rate(1)	LIBOR+ 1.15% to 1.85%
Facility fee-annual rate(1)	0.20% or 0.35%
Contractual maturity date(2)	4/1/2019
_________________

(1)	The rate is based on the operating partnership’s leverage ratio.

(2)	The maturity date may be extended once for an additional one-year term.

Debt Covenants

The operating partnership’s ability to borrow under its unsecured loan arrangements remains subject to ongoing compliance with financial and other covenants as defined in the respective agreements. Certain financial covenant ratios are subject to change in the occurrence of material acquisitions as defined in the respective agreements. Other covenants include certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the operating partnership’s primary business and other customary affirmative and negative covenants.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The following table summarizes existing covenants and their covenant levels, when considering the most restrictive terms:

Covenant Ratio	Covenant Level
Leverage ratio	maximum of 0.60:1.00
Unencumbered leverage ratio	maximum of 0.60:1.00
Fixed charge coverage ratio	minimum of 1.50:1.00
Secured indebtedness leverage ratio	maximum of 0.45:1.00
Unsecured interest coverage ratio	minimum of 2.00:1.00

The operating partnership was in compliance with its financial covenants as of June 30, 2017.

Repayment Guarantees

Sunset Gower Studios and Sunset Bronson Studios Loan

In connection with the loan secured by the Sunset Gower Studios and Sunset Bronson Studios properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. As of June 30, 2017, the outstanding balance was $5.0 million, which results in a maximum guarantee amount for the principal under this loan of $1.0 million. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Other Loans

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Interest Expense

The following table represents a reconciliation from the gross interest expense to the amount of the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross interest expense(1)	$23,047	$19,179	$46,238	$38,185
Capitalized interest	(2,539)	(2,828)	(4,986)	(5,454)
Amortization of deferred financing costs and loan premium, net	1,187	1,263	2,373	2,134
Interest expense	$21,695	$17,614	$43,625	$34,865
_________________

(1)	Includes interest on the Company’s notes payable and hedging activities.

10. Derivative Instruments

The Company enters into derivative instruments in order to hedge interest rate risk. The Company had six interest rate swaps with aggregate notional amounts of $839.5 million as of June 30, 2017 and December 31, 2016. These derivative instruments were designated as effective cash flow hedges for accounting purposes. There is no impact on the Company’s Consolidated Statements of Cash Flows.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The Company’s derivative instruments are classified as Level 2 and their fair values are derived from estimated values obtained from observable market data for similar instruments.

5-Year Term Loan due April 2020 and 7-Year Term Loan due April 2022

On April 1, 2015, the Company effectively hedged $300.0 million of the 5-Year Term Loan due April 2020 through two interest rate swaps, each with a notional amount of $150.0 million, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity. Therefore, the interest rate is effectively fixed at 2.66% to 3.56%, depending on the operating partnership’s leverage ratio. The unhedged portion bears interest at a rate equal to one-month LIBOR plus 1.30% to 2.20%, depending on the operating partnership’s leverage ratio.

The Company also effectively hedged its $350.0 million 7-Year Term Loan due April 2022 through two interest rate swaps, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity. Therefore, the interest rate is effectively fixed at 3.21% to 4.16% depending on the operating partnership’s leverage ratio.

In July 2016, the derivative instruments described above were amended to include a 0.00% floor to one-month LIBOR and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivative instruments. Therefore, the effective interest rate increased to a range of 2.75% to 3.65% with respect to $300.0 million of the 5-Year Term Loan due April 2020 and 3.36% to 4.31% with respect to the 7-year Term Loan due April 2022, in each case, per annum. The interest rate within the range is based on the operating partnership’s leverage ratio. The amount included in accumulated other comprehensive income (loss) prior to the de-designation is amortized into interest expense over the remaining original terms of the derivative instruments.

For the three and six months ended June 30, 2017, the Company recognized an unrealized loss of $51 thousand and $45 thousand, respectively, on the Consolidated Statement of Operations related to the ineffective portion of these derivative instruments. For the three and six months ended June 30, 2016, the Company recognized an unrealized loss of $0.4 million and $2.5 million, respectively.

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

Overall

The fair market value of derivative instruments is presented on a gross basis in the Consolidated Balance Sheets. The derivative assets as of June 30, 2017 and December 31, 2016 were $5.9 million and $5.9 million, respectively. The derivative liabilities as of June 30, 2017 and December 31, 2016 were $1.0 million and $1.3 million, respectively.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of June 30, 2017, the Company expects $1.9 million of unrealized loss included in accumulated other comprehensive loss will be reclassified to interest expense in the next 12 months.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2017, the Company has not established a liability for uncertain tax positions.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

12. Future Minimum Lease Payments

The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term noncancellable ground lease obligations:

Property	Expiration Date	Notes
3400 Hillview	10/31/2040
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent until October 31, 2017 is the lesser of 10% of Fair Market Value (“FMV”) of the land or $1.0 million grown at 75% of the cumulative increases in consumer price index (“CPI”) from October 1989. Thereafter, minimum annual rent is the lesser of 10% of FMV of the land or the minimum annual rent as calculated as of November 1, 2017 plus 75% of subsequent cumulative CPI changes. Percentage annual rent is gross income multiplied by 24.125%. This lease has been prepaid through October 31, 2017.

9300 Wilshire	8/14/2032	The ground rent is the greater of minimum annual rent or percentage annual rent. Percentage annual rent is gross income multiplied by 6%.
Clocktower Square	9/26/2056	The ground rent is minimum annual rent (adjusted every 10 years) plus 25% of adjusted gross income (“AGI”) less minimum annual rent.
Del Amo Office	6/30/2049
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

Metro Center	4/29/2054	Every 10 years rent adjusts to 7.233% of FMV of the land (since 2008) and adjusts to reflect the change in CPI from the preceding FMV adjustment date (since 2013).
Page Mill Center	11/30/2041	The ground rent is minimum annual rent (adjusted on 1/1/2019 and 1/1/2029) plus 25% of AGI, less minimum annual rent.
Page Mill Hill	11/17/2049	The ground rent is minimum annual rent (adjusted every 10 years) plus 60% of the average of the percentage annual rent for the previous 7 lease years.
Palo Alto Square	11/30/2045	The ground rent is minimum annual rent (adjusted every 10 years starting 1/1/2022) plus 25% of AGI less minimum annual rent.
Sunset Gower Studios	3/31/2060	Every 7 years rent adjusts to 7.5% of FMV of the land.
Techmart Commerce Center	5/31/2053	Subject to a 10% increase every 5 years.

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The Company recognized rent for ground leases and a corporate office lease as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contingent rental expense	$1,650	$2,110	$3,834	$4,447
Minimum rental expense	3,055	3,497	6,251	6,994

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of June 30, 2017:

Year	Ground Leases (1)
Remaining 2017	$6,385
2018	14,063
2019	14,113
2020	14,113
2021	14,113
Thereafter	395,386
Total	$458,173
_________________

(1)
In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of June 30, 2017.

13. Fair Value of Financial Instruments

The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that require inputs that are both significant to the fair value measurement and unobservable.

The Company measures fair value of financial instruments using Level 2 inputs categorized within the fair value framework. The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$5,858	$—	$5,858	$—	$5,935	$—	$5,935
Derivative liabilities	—	987	—	987	—	1,303	—	1,303

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

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured notes payable(1)	$1,935,000	$1,921,880	$2,025,000	$2,011,210
Secured notes payable(1)	681,568	669,651	682,839	669,924
_________________

(1)	Amounts represent notes payable excluding net deferred financing costs.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

14. Stock-Based Compensation

The Company has various stock compensation arrangements, which are more fully described in the 2016 Annual Report on Form 10-K. Under the 2010 Incentive Plan, as amended (the “2010 Plan”), the Company’s board of directors (the “Board”) has the ability to grant, among other things, restricted stock, restricted stock units and performance-based awards.

The Board awards restricted shares to non-employee board members on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members in accordance with the Board compensation program. The time-based awards are generally issued in the second quarter and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

The Board awards time-based restricted shares to employees on an annual basis as part of the employees’ annual compensation. The time-based awards are generally issued in the fourth quarter and the individual share awards vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain restricted share awards are subject to a mandatory holding period upon vesting if the grantee is a named executive officer.

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

The Compensation Committee of the Board annually adopts a Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under the 2010 Plan. An award under the OPP Plan is ultimately earned to the extent the Company outperforms a predetermined total shareholder return (“TSR”) goal and/or achieves goals with respect to the outperformance of its peers in a particular REIT index. The ultimate aggregate award cannot exceed the predetermined maximum bonus pool. With respect to OPP Plan awards granted prior to 2017, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 25% of the earned award will vest in equal annual installments over the two years thereafter, subject to the participant’s continued employment. OPP Plan awards granted are settled in common stock or, in the case of certain executives, in performance units in the operating partnership. In February 2017, the Compensation Committee adopted the 2017 OPP Plan. The 2017 OPP Plan is substantially similar to the previous OPP Plans except for (i) the performance period is January 1, 2017 to December 31, 2019 (ii) the maximum bonus pool is $20.0 million and (iii) the two-year post-performance vesting period was replaced with a two-year mandatory holding period upon vesting.

The per unit fair value of 2017 OPP award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumption
Expected price volatility for the Company	24.00%
Expected price volatility for the particular REIT index	17.00%
Risk-free rate	1.47%
Dividend yield	2.30%

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Financial Statement Classification
	2017	2016	2017	2016
Expensed stock compensation	$3,886	$3,301	$7,788	$6,643	General and administrative expenses
Capitalized stock compensation	219	106	418	188	Deferred leasing costs and lease intangibles, net and tenant improvements
Total stock compensation	$4,105	$3,407	$8,206	$6,831	Additional paid-in capital and non-controlling interest—units in the operating partnership

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

15. Earnings Per Share

Earnings Per Share of Hudson Pacific Properties, Inc.

Hudson Pacific Properties, Inc. calculates basic earnings per share by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Hudson Pacific Properties, Inc. calculates diluted earnings per share by dividing the diluted net income available to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based RSUs and unvested OPP awards that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The following table reconciles the numerator and denominator in computing Hudson Pacific Properties, Inc.’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$6,954	$4,035	$31,107	$10,011
Income attributable to preferred units	(159)	(159)	(318)	(318)
Income attributable to participating securities	(255)	(196)	(495)	(393)
Income attributable to non-controlling interest in consolidated entities	(2,974)	(2,396)	(6,011)	(4,341)
Income attributable to non-controlling units of the operating partnership	(13)	(445)	(215)	(1,867)
Basic and diluted net income available to common stockholders	$3,553	$839	$24,068	$3,092
Denominator:
Basic weighted average common shares outstanding	155,290,559	95,145,496	151,640,853	92,168,432
Effect of dilutive instruments(1)	805,044	850,000	791,044	832,000
Diluted weighted average common shares outstanding	156,095,603	95,995,496	152,431,897	93,000,432
Basic earnings per common share	$0.02	$0.01	$0.16	$0.03
Diluted earnings per common share	$0.02	$0.01	$0.16	$0.03
________________

(1)
The Company includes unvested awards and convertible common units as contingently issuable shares in the computation of diluted earnings per share once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

Earnings Per Share of Hudson Pacific Properties, L.P.

Hudson Pacific Properties, L.P. calculates basic earnings per share by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Hudson Pacific Properties, L.P. calculates diluted earnings per share by dividing the diluted net income available to common unitholders for the period by the weighted average number of common units and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based RSUs and unvested OPP awards that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The following table reconciles the numerator and denominator in computing Hudson Pacific Properties, L.P.’s basic and diluted earnings per unit for net income available to common unitholders:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$6,954	$4,035	$31,107	$10,011
Income attributable to preferred units	(159)	(159)	(318)	(318)
Income attributable to participating securities	(255)	(196)	(495)	(393)
Income attributable to non-controlling interest in consolidated entities	(2,974)	(2,396)	(6,011)	(4,341)
Basic and diluted net income available to common unitholders	$3,566	$1,284	$24,283	$4,959
Denominator:
Basic weighted average common units outstanding	155,859,604	145,549,363	152,647,055	145,518,523
Effect of dilutive instruments(1)	805,044	850,000	791,045	832,000
Diluted weighted average common units outstanding	156,664,648	146,399,363	153,438,100	146,350,523
Basic earnings per common unit	$0.02	$0.01	$0.16	$0.03
Diluted earnings per common unit	$0.02	$0.01	$0.16	$0.03
________________

(1)
The operating partnership includes unvested awards as contingently issuable units in the computation of diluted earnings per unit once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per unit calculation.

16. Equity

The table below presents the effect of the Company’s derivative instruments on accumulated other comprehensive income (“OCI”):

	Hudson Pacific Properties, Inc. Stockholders’ Equity	Non-controlling Interest—Units in the Operating Partnership	Total Equity
Balance at January 1, 2017	$9,496	$(3,618)	$5,878
Unrealized loss recognized in OCI due to change in fair value	(2,833)	(3)	(2,836)
Loss reclassified from OCI into income (as interest expense)	2,919	21	2,940
Net change in OCI related to derivative instruments	86	18	104
Reclassification related to redemption of common units in the operating partnership	(3,622)	3,622	—
Balance at June 30, 2017	$5,960	$22	$5,982

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The following table summarizes the ownership of common units, excluding unvested restricted units as of:

	June 30, 2017	December 31, 2016
Company-owned common units in the operating partnership	155,301,850	136,492,235
Company’s ownership interest percentage	99.6%	93.5%
Non-controlling common units in the operating partnership(1)	569,045	9,450,620
Non-controlling ownership interest percentage(1)	0.4%	6.5%
_________________

(1)	Represents common units held by certain of the Company’s executive officers and directors, certain of their affiliates and other outside investors.

On January 10, 2017, common unitholders required the operating partnership to repurchase 8,881,575 common units and the Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the repurchase. The Company funded the repurchase using the proceeds from a registered underwritten public offering of common stock.

Performance units are partnership interests in the operating partnership. Each performance unit awarded will be deemed equivalent to an award of one share of common stock under the 2010 Plan, reducing the availability for other equity awards on a one-for-one basis. Under the terms of the performance units, the operating partnership will revalue its assets for tax purposes upon the occurrence of certain specified events and any increase in valuation from the time of grant until such event will be allocated first to the holders of performance units to equalize the capital accounts of such holders with the capital accounts of common unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with common unitholders, performance units are convertible into common units in the operating partnership on a one-for-one basis.

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

6.25% Series A cumulative redeemable preferred units of the operating partnership

There are 407,066 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company. These Series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at the Company’s election, exchangeable for registered shares of common stock after June 29, 2013. For a description of the conversion and redemption rights of the Series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in the Company’s June 23, 2010 Prospectus.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

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

The Company’s at-the-market, or ATM, program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the six months ended June 30, 2017. A cumulative total of $20.1 million has been sold as of June 30, 2017.

Share repurchase program

On January 20, 2016, the Board authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. No share repurchases have been made as of June 30, 2017.

Dividends

During the second quarter of 2017, the Company declared dividends on its common stock and non-controlling interest in common units in the operating partnership of $0.250 per share and unit. The Company also declared dividends on its Series A preferred units of $0.3906 per unit. The second quarter dividends were paid on June 30, 2017 to stockholders and unitholders of record on June 20, 2017.

Taxability of Dividends

Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

17. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2016, that provide for various severance and change in control benefits and other terms and conditions of employment.

Lease and Subsequent Purchase of Corporate Headquarters from Blackstone

On July 26, 2006, the Company’s predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone) for the Company’s corporate headquarters at 11601 Wilshire Boulevard. The Company amended the lease to increase its occupancy to 40,120 square feet commencing on September 1, 2015. On December 16, 2015, the Company entered into an amendment of that lease to expand the space to approximately 42,371 square feet and to extend the term by an additional three years, to a total of ten years, through August 31, 2025. On July 1, 2016, the Company purchased the 11601 Wilshire property from affiliates of Blackstone for $311.0 million (before credits, prorations and closing costs).

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
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

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

18. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2017, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of June 30, 2017, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the media and entertainment and technology industries. As of June 30, 2017, approximately 17.2% and 26.4% of rentable square feet were related to the media and entertainment and technology industries, respectively.

As of June 30, 2017, the Company’s 15 largest tenants represented approximately 23.2% of its rentable square feet and no single tenant accounted for more than 10%.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Letters of Credit

As of June 30, 2017, the Company has an outstanding letter of credit totaling approximately $2.0 million under the unsecured revolving credit facility. The letter of credit is related to utility company security deposit requirements.

19. Cash Flow Reconciliation

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. Pursuant to the adoption of ASU 2016-18, the Company included restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows, which resulted in an increase of $1.2 million in the net cash provided by operating activities line item in the Consolidated Statements of Cash Flows for the six months ended June 30, 2016. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	Six Months Ended June 30,
	2017	2016
Beginning of period:
Cash and cash equivalents	$83,015	$53,551
Restricted cash	25,177	18,010
Total	$108,192	$71,561

End of period:
Cash and cash equivalents	$73,242	$337,400
Restricted cash	17,284	19,166
Total	$90,526	$356,566

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Additionally, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. represents an update to the more detailed and comprehensive disclosures included in the 2016 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. Accordingly, you should read the following discussion in conjunction with the information included in our 2016 Annual Report on Form 10-K, as well as the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act or Section 21E of the Exchange Act, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the quarter and beyond. See “Forward-Looking Statements.”

Overview

The following table identifies the properties in our portfolio as of June 30, 2017:

Properties	Acquisition Date	Acquisition/Estimated Square Feet	Consideration Paid (in thousands)
Predecessor properties:
875 Howard Street	2/15/2007	286,270	$—
Sunset Gower Studios	8/17/2007	545,673	—
Sunset Bronson Studios	1/30/2008	308,026	—
Technicolor Building(1)	6/1/2008	114,958	—
Properties acquired after IPO:
Del Amo Office	8/13/2010	113,000	27,327
9300 Wilshire	8/24/2010	61,224	14,684
1455 Market Street(2)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan Street	8/19/2011	54,673	12,370
625 Second Street	9/1/2011	138,080	57,119
6922 Hollywood	11/22/2011	205,523	92,802
6050 Sunset Blvd. & 1445 N. Beachwood Drive	12/16/2011	20,032	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market Street	6/1/2012	206,199	90,871
Element LA	9/5/2012	247,545	88,436
1455 Gordon Street	9/21/2012	5,921	2,385
Pinnacle I(3)	11/8/2012	393,777	209,504
3401 Exposition	5/22/2013	63,376	25,722
Pinnacle II(3)	6/14/2013	230,000	136,275
Seattle Portfolio (83 King Street, 505 First Avenue, Met Park North and Northview Center)	7/31/2013	844,980	368,389
1861 Bundy	9/26/2013	36,492	11,500
Merrill Place	2/12/2014	193,153	57,034
EOP Northern California Portfolio (see table on next page for property list)	4/1/2015	7,120,686	3,489,541
4th & Traction(4)	5/22/2015	120,937	49,250
MaxWell (formerly known as 405 Mateo)(5)	8/17/2015	83,285	40,000
11601 Wilshire(6)	7/1/2016 & 6/15/2017	500,475	361,000
Hill7(7)	10/7/2016	285,680	179,800
Page Mill Hill	12/12/2016	182,676	150,000
Sunset Las Palmas Studios (includes 6666 Santa Monica)	5/1/2017 & 6/29/2017	373,150	203,200
Development properties(8):
Icon(9)	N/A	325,757	N/A
CUE(10)	N/A	91,953	N/A
450 Alaskan Way(11)	N/A	166,800	N/A
Total		15,140,187	$6,021,034
_________________

(1)	We acquired this property in August 2007 and the development was completed in June 2008.

(2)	We own a 55% joint venture interest in the 1455 Market Street property as of January 2015.

(3)	We own a 65% joint venture interest in the Pinnacle I and Pinnacle II properties as of June 2013.

(4)	This development was completed in the second quarter of 2017 and is estimated to be stabilized in the third quarter of 2018.

(5)	We estimate this development will be completed in the fourth quarter of 2018 and is estimated to be stabilized in the second quarter of 2019.

(6)	We acquired the building and partial interest in the land on July 1, 2016 and acquired the remaining interest in the land on June 15, 2017.

(7)	We own a 55% joint venture interest in the Hill7 property as of October 2016.

(8)	The development properties were included within acquisitions above.

(9)	This development was completed in the fourth quarter of 2016 and was stabilized in the second quarter of 2017.

(10)	We estimate this development will be completed in the third quarter of 2017 and is estimated to be stabilized in the second quarter of 2019.

(11)	We estimate this development will be completed in the fourth quarter of 2017 and is estimated to be stabilized in the second quarter of 2018.

The following table identifies the properties we own as of June 30, 2017 that were acquired as part of the EOP Acquisition:

Properties	Acquisition Square Feet
1740 Technology	206,876
2180 Sand Hill Road	45,613
333 Twin Dolphin Plaza	182,789
3400 Hillview	207,857
555 Twin Dolphin Plaza	198,936
Campus Center	471,580
Clocktower Square	100,344
Concourse	944,386
Embarcadero Place	197,402
Foothill Research Center	195,376
Gateway	609,093
Lockheed	42,899
Metro Center	730,215
Metro Plaza	456,921
Page Mill Center	176,245
Palo Alto Square	328,251
Peninsula Office Park	510,789
Shorebreeze	230,932
Skyport Plaza	418,086
Skyway Landing	247,173
Techmart Commerce Center	284,440
Towers at Shore Center	334,483
Total	7,120,686

The following table identifies the properties that were disposed through June 30, 2017:

Properties	Disposition Date	Square Feet	Sales Price(1) (in millions)
City Plaza	7/12/2013	333,922	$56.0
Tierrasanta	7/16/2014	112,300	19.5
First Financial	3/6/2015	223,679	89.0
Bay Park Plaza	9/29/2015	260,183	90.0
Bayhill Office Center	1/14/2016	554,328	215.0
Patrick Henry Drive	4/7/2016	70,520	19.0
One Bay Plaza	6/1/2016	195,739	53.4
12655 Jefferson	11/4/2016	100,756	80.0
222 Kearny Street	2/14/2017	148,797	51.8
3402 Pico Boulevard	3/21/2017	50,687	35.0
Total(2)(3)		2,050,911	$708.7
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	Excludes the disposition of 45% interest in 1455 Market Street office property on January 7, 2015.

(3)	Excludes our sale of an option to acquire land at 9300 Culver on December 6, 2016.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in Part I, Item 1 of this Quarterly Report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”) from continuing operations. NOI is not a measure of operating results or cash flows from operating activities or cash flows as measured by GAAP and should not be considered an alternative to income from continuing operations, as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions. All companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management because when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing a perspective not immediately apparent from income from continuing operations. We calculate NOI as net income (loss) excluding corporate general and administrative expenses, depreciation and amortization, impairments, gains/losses on sales of real estate, interest expense, acquisition-related expenses and other non-operating items. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI on a cash basis is NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and other non-cash adjustments to revenue and expenses.

Management further analyzes NOI by evaluating the performance from the following property groups:

•
Same-Store properties, which includes all of the properties owned and included in our stabilized portfolio as of April 1, 2016 and still owned and included in the stabilized portfolio as of June 30, 2017;

•
Non-Same-Store properties, development projects, redevelopment properties and lease-up properties as of June 30, 2017 and other properties not owned or not in operation from April 1, 2016 through June 30, 2017.

The following table reconciles net income to NOI:

	Three Months Ended June 30,
	2017	2016	Dollar Change	Percent Change
Net income	$6,954	$4,035	$2,919	72.3%
Adjustments:
Interest expense	21,695	17,614	4,081	23.2
Interest income	(16)	(73)	57	(78.1)
Unrealized loss on ineffective portion of derivative instruments	51	384	(333)	(86.7)
Acquisition-related expenses	—	61	(61)	(100.0)
Other income	(576)	(47)	(529)	1,125.5
Gains on sale of real estate	—	(2,163)	2,163	(100.0)
Income from operations	28,108	19,811	8,297	41.9
Adjustments:
General and administrative	14,506	13,016	1,490	11.4
Depreciation and amortization	75,415	66,108	9,307	14.1
NOI	$118,029	$98,935	$19,094	19.3%

Same-Store NOI	$82,701	$74,924	$7,777	10.4%
Non-Same-Store NOI	35,328	24,011	11,317	47.1
NOI	$118,029	$98,935	$19,094	19.3%

The following table summarizes certain statistics of our Same-Store Office and Media and Entertainment properties:

	Three Months Ended June 30,
	2017	2016
Same-Store Office statistics:
Number of properties	34	34
Rentable square feet	8,466,955	8,466,955
Ending % leased	95.4%	96.5%
Ending % occupied	94.8%	95.1%
Average % occupied for the period	94.7%	94.3%
Average annual rental rate per square foot	$41.52	$40.51

Same-Store Media and Entertainment statistics:
Number of properties	2	2
Rentable square feet	879,652	879,652
Average % occupied for the period	89.9%	85.3%

The following table gives further detail on our NOI:

	Three Months Ended June 30,
	2017			2016
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$85,823	$47,779	$133,602	$82,770	$35,277	$118,047
Tenant recoveries	19,582	5,456	25,038	17,703	3,600	21,303
Parking and other	6,037	2,175	8,212	4,011	1,039	5,050
Total Office revenues	111,442	55,410	166,852	104,484	39,916	144,400

Media & Entertainment
Rental	7,109	1,996	9,105	6,857	—	6,857
Tenant recoveries	64	65	129	213	—	213
Other property-related revenue	3,054	1,307	4,361	2,810	—	2,810
Other	47	6	53	41	—	41
Total Media & Entertainment revenues	10,274	3,374	13,648	9,921	—	9,921

Total revenues	121,716	58,784	180,500	114,405	39,916	154,321

Operating Expenses
Office operating expenses	34,080	21,388	55,468	33,186	15,905	49,091
Media & Entertainment operating expenses	4,935	2,068	7,003	6,295	—	6,295
Total operating expenses	39,015	23,456	62,471	39,481	15,905	55,386

Office NOI	77,362	34,022	111,384	71,298	24,011	95,309
Media & Entertainment NOI	5,339	1,306	6,645	3,626	—	3,626
NOI	$82,701	$35,328	$118,029	$74,924	$24,011	$98,935

The following table gives further detail on our change to NOI:

	Three Months Ended June 30, 2017 as compared to Three Months Ended June 30, 2016
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$3,053	3.7%	$12,502	35.4%	$15,555	13.2%
Tenant recoveries	1,879	10.6	1,856	51.6	3,735	17.5
Parking and other	2,026	50.5	1,136	109.3	3,162	62.6
Total Office revenues	6,958	6.7	15,494	38.8	22,452	15.5

Media & Entertainment
Rental	252	3.7	1,996	100.0	2,248	32.8
Tenant recoveries	(149)	(70.0)	65	100.0	(84)	(39.4)
Other property-related revenue	244	8.7	1,307	100.0	1,551	55.2
Other	6	14.6	6	100.0	12	29.3
Total Media & Entertainment revenues	353	3.6	3,374	100.0	3,727	37.6

Total revenues	7,311	6.4	18,868	47.3	26,179	17.0

Operating expenses
Office operating expenses	894	2.7	5,483	34.5	6,377	13.0
Media & Entertainment operating expenses	(1,360)	(21.6)	2,068	100.0	708	11.2
Total operating expenses	(466)	(1.2)	7,551	47.5	7,085	12.8

Office NOI	6,064	8.5	10,011	41.7	16,075	16.9
Media & Entertainment NOI	1,713	47.2	1,306	100.0	3,019	83.3
NOI	$7,777	10.4%	$11,317	47.1%	$19,094	19.3%

NOI increased $19.1 million, or 19.3%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily resulting from:

•
A $6.1 million, or 8.5%, increase in NOI from our Same-Store Office properties resulted primarily from increased rental revenues relating to leases signed at our 1455 Market Street (Uber Technologies, Inc.), Rincon Center (Salesforce.com), 625 Second Street (Github and Blue Jeans Network, Inc.) and Skyport Plaza (Qualcomm, Inc.) properties at a higher rate than expiring leases. In addition, parking and other revenues increased due to lease termination fees related to our Campus Center and 901 Market properties. The increase was partially offset by a reduction in rental revenues at our Towers at Shore Center (Weil, Gotshal & Manges LLP) property due to a lease renewal at market rates lower than the expiring rate and a one-time GAAP straight-line rent write-off at our 901 Market (NerdWallet) property.

•
A $10.0 million, or 41.7%, increase in NOI from our Non-Same-Store Office properties resulted primarily from increased rental revenues relating to the commencement of Netflix’s lease at our Icon property, higher rents and occupancy at our Metro Center (Qualys, Inc. and BrightEdge) property and a number of acquisitions in 2016, which include 11601 Wilshire (acquired July 2016), Hill7 (acquired October 2016) and Page Mill Hill (acquired December 2016), collectively referred to as the “2016 Acquisitions.” The increase was partially offset by lower revenues from our 604 Arizona property, which was taken off-line for a redevelopment project, and the sale of our One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties.

•
A $1.7 million, or 47.2%, increase in NOI from our Same-Store Media and Entertainment properties resulted primarily from higher rental revenues and lower operating expenses. The change was driven by increase in occupancy and production at Sunset Bronson Studios, partially offset by a reduction in utilities, bad debt reserve and security expenses at Sunset Bronson Studios.

•	A $1.3 million, or 100.0%, increase in NOI from our Non-Same-Store Media and Entertainment property resulted from our acquisition of Sunset Las Palmas Studios in May 2017.

Office NOI

Same-Store

Same-Store Office rental revenues increased $3.1 million, or 3.7%, to $85.8 million for the three months ended June 30, 2017 compared to $82.8 million for the three months ended June 30, 2016. The increase was primarily due to leases signed at our 1455 Market Street (Uber Technologies, Inc), Rincon (Salesforce.com), 625 Second Street (Github and Blue Jeans Network, Inc.) and Skyport Plaza (Qualcomm, Inc.) properties at a higher rate than expiring leases. The increase was partially offset by a reduction in rental revenues at our Towers at Shore Center (Weil, Gotshal & Manges LLP) property due to a lease renewal at market rates lower than the expiring rate and a one-time GAAP straight-line rent write-off at our 901 Market (NerdWallet) property.

Same-Store Office tenant recoveries increased $1.9 million, or 10.6%, to $19.6 million for three months ended June 30, 2017 compared to $17.7 million for the three months ended June 30, 2016. The increase was primarily due to higher recoveries at our 1455 Market property, partially offset by lower recoveries from our Tower at Shore Center property.

Same-Store Office parking and other revenues increased $2.0 million, or 50.5%, to $6.0 million for the three months ended June 30, 2017 compared to $4.0 million for the three months ended June 30, 2016. The increase was primarily due to lease termination fees related to our Campus Center and 901 Market properties.

Same-Store Office operating expenses of $34.1 million for the three months ended June 30, 2017 remained relatively flat as compared to $33.2 million for the three months ended June 30, 2016.

Non-Same-Store

Non-Same-Store Office rental revenues increased by $12.5 million, or 35.4%, to $47.8 million for the three months ended June 30, 2017 compared to $35.3 million for the three months ended June 30, 2016. The increase was primarily due to rental revenues relating to the commencement of Netflix’s lease at our Icon property, higher rents and occupancy at our Metro Center (Qualys, Inc. and BrightEdge) property and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties. In addition, the increase was partially offset by lower revenues from our 604 Arizona property, which was taken off-line for a redevelopment project.

Non-Same-Store Office tenant recoveries increased $1.9 million, or 51.6%, to $5.5 million for three months ended June 30, 2017 compared to $3.6 million for the three months ended June 30, 2016. The increase was primarily due the commencement of Netflix’s lease at our Icon property and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties.

Non-Same-Store Office parking and other revenues increased $1.1 million, or 109.3%, to $2.2 million for the three months ended June 30, 2017 compared to $1.0 million for the three months ended June 30, 2016. The increase was primarily due to the commencement of Netflix’s lease at our Icon property and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties.

Non-Same-Store Office operating expenses increased by $5.5 million, or 34.5%, to $21.4 million for the three months ended June 30, 2017 compared to $15.9 million for the three months ended June 30, 2016. The increase was primarily due to the 2016 Acquisitions and increased costs at our Metro Center property and the commencement of Netflix’s lease at our Icon property, partially offset by the sale of our One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties. In addition, the increase was partially offset by lower expenses from our 604 Arizona property, which was taken off-line for a redevelopment project.

Media & Entertainment NOI

Same-Store

Same-Store Media and Entertainment revenues increased by $0.4 million, or 3.6%, to $10.3 million for the three months ended June 30, 2017 compared to $9.9 million for the three months ended June 30, 2016. The activity was primarily related to an increase in other property-related revenues by $0.2 million to $3.1 million for the three months ended June 30, 2017 primarily due to unusually high production activity at Sunset Bronson Studios. Rental revenues of $7.1 million for the three months ended June 30, 2017 remained relatively flat as compared to $6.9 million for the three months ended June 30, 2016. Tenant recoveries of $0.1 million for the three months ended June 30, 2017 remained relatively flat as compared to $0.2 million for the three months ended June 30, 2016.

Same-Store Media and Entertainment operating expenses decreased $1.4 million, or 21.6%, to $4.9 million for the three months ended June 30, 2017 compared to $6.3 million for the three months ended June 30, 2016. The decrease was primarily due to a reduction in utilities, bad debt reserve and security expenses at Sunset Bronson Studios.

Non-Same-Store

Non-Same-Store Media and Entertainment rental revenues was $2.0 million for the three months ended June 30, 2017. Non-Same-Store Media and Entertainment tenant recoveries was $0.1 million for three months ended June 30, 2017. Non-Same-Store Media and Entertainment other property-related revenues was $1.3 million for the three months ended June 30, 2017. Non-Same-Store Media and Entertainment operating expenses was $2.1 million for the three months ended June 30, 2017. We acquired Sunset Las Palmas Studios in May 2017 which caused the increases in revenues and expenses.

Other Expenses (Income)

Interest expense increased $4.1 million, or 23.2%, to $21.7 million for the three months ended June 30, 2017 compared to $17.6 million for the three months ended June 30, 2016. We had notes payable, excluding net deferred financing costs, of $2.62 billion at June 30, 2017 compared to $2.36 billion at June 30, 2016. The increase was primarily attributable to a $160.0 million increase in term loan debt and private placement borrowings and $101.0 million borrowings related to our Hill7 property, partially offset by interest savings related to our paydown on our indebtedness associated with our Sunset Gower Studios and Sunset Bronson Studios properties.

We recognized unrealized loss on our derivative instruments of $51 thousand during the three months ended June 30, 2017 as compared to $384 thousand unrealized loss during the three months ended June 30, 2016. The unrealized loss was related to a portion of our derivative instruments that was evaluated to be ineffective in 2016. In July 2016, we amended the interest rate swaps to add a 0.00% floor to one-month LIBOR and then de-designated the original swaps and designated the amended swaps as a hedge in order to minimize the ineffective portion of the original derivatives.

Other income increased $0.5 million, or 1,125.5%, to $0.6 million during the three months ended June 30, 2017 as compared to $47 thousand during the three months ended June 30, 2016. The increase was primarily due to a joint venture we entered into on June 16, 2016 to co-originate a loan secured by land in Santa Clara, California.

We generated no gains on sale of real estate for the three months ended June 30, 2017 compared to a $2.2 million gain on sales of real estate for the three months ended June 30, 2016 resulting from the sale of our Patrick Henry Drive and One Bay Plaza properties.

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $1.5 million, or 11.4%, to $14.5 million for the three months ended June 30, 2017 compared to $13.0 million for the three months ended June 30, 2016. The increase in general and administrative expenses was primarily attributable to the adoption of the 2017 OPP and increased staffing to meet operational needs, partially offset by decreases in office expenses, entertainment and travel expenses and investor relations costs.

Depreciation and amortization expense increased $9.3 million, or 14.1%, to $75.4 million for the three months ended June 30, 2017 compared to $66.1 million for the three months ended June 30, 2016. The increase was primarily related to depreciation expenses associated with the 2016 Acquisitions, our Icon property and the acquisition of Sunset Las Palmas Studios, partially offset by the reduction of depreciation expense as a result of the sale of our One Bay Plaza and 222 Kearny Street properties.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

NOI

Management evaluates NOI by evaluating the performance of the following property groups as evidenced by the comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016 results of operations:

•
Same-Store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2016 and still owned and included in the stabilized portfolio as of June 30, 2017;

•
Non-Same-Store properties, development projects, redevelopment properties and lease-up properties as of June 30, 2017 and other properties not owned or not in operation from January 1, 2016 through June 30, 2017.

The following table reconciles net income to NOI:

	Six Months Ended June 30,
	2017	2016	Dollar Change	Percent Change
Net income	$31,107	$10,011	$21,096	210.7%
Adjustments:
Interest expense	43,625	34,865	8,760	25.1
Interest income	(46)	(86)	40	(46.5)
Unrealized loss on ineffective portion of derivative instruments	45	2,509	(2,464)	(98.2)
Acquisition-related expenses	—	61	(61)	(100.0)
Other income	(1,254)	(23)	(1,231)	5,352.2
Gains on sale of real estate	(16,866)	(8,515)	(8,351)	98.1
Income from operations	56,611	38,822	17,789	45.8
Adjustments:
General and administrative	28,316	25,519	2,797	11.0
Depreciation and amortization	146,182	134,476	11,706	8.7
NOI	$231,109	$198,817	$32,292	16.2%

Same-Store NOI	$157,552	$144,971	$12,581	8.7%
Non-Same-Store NOI	73,557	53,846	19,711	36.6
NOI	$231,109	$198,817	$32,292	16.2%

The following table summarizes certain statistics of our Same-Store Office and Media and Entertainment properties:

	Six Months Ended June 30,
	2017	2016
Same-Store Office statistics:
Number of properties	33	33
Rentable square feet	8,290,710	8,290,710
Ending % leased	95.3%	96.4%
Ending % occupied	94.7%	95.0%
Average % occupied for the period	95.1%	93.9%
Average annual rental rate per square foot	$40.92	$39.93

Same-Store Media and Entertainment statistics:
Number of properties	2	2
Rentable square feet	879,652	879,652
Average % occupied for the period	89.9%	85.3%

The following table gives further detail on our NOI:

	Six Months Ended June 30,
	2017			2016
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$166,053	$101,065	$267,118	$157,121	$77,153	$234,274
Tenant recoveries	31,774	10,665	42,439	34,000	7,836	41,836
Parking and other	10,053	4,058	14,111	8,099	2,483	10,582
Total Office revenues	207,880	115,788	323,668	199,220	87,472	286,692

Media & Entertainment
Rental	13,793	1,997	15,790	12,885	—	12,885
Tenant recoveries	729	65	794	412	—	412
Other property-related revenue	7,096	1,307	8,403	7,779	—	7,779
Other	125	5	130	90	—	90
Total Media & Entertainment revenues	21,743	3,374	25,117	21,166	—	21,166

Total revenues	229,623	119,162	348,785	220,386	87,472	307,858

Operating Expenses
Office operating expenses	59,884	43,538	103,422	63,168	33,626	96,794
Media & Entertainment operating expenses	12,187	2,067	14,254	12,247	—	12,247
Total operating expenses	72,071	45,605	117,676	75,415	33,626	109,041

Office NOI	147,996	72,250	220,246	136,052	53,846	189,898
Media & Entertainment NOI	9,556	1,307	10,863	8,919	—	8,919
NOI	$157,552	$73,557	$231,109	$144,971	$53,846	$198,817

The following table gives further detail on our change to NOI:

	Six Months Ended June 30, 2017 as compared to Six Months Ended June 30, 2016
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$8,932	5.7%	$23,912	31.0%	$32,844	14.0%
Tenant recoveries	(2,226)	(6.5)	2,829	36.1	603	1.4
Parking and other	1,954	24.1	1,575	63.4	3,529	33.3
Total Office revenues	8,660	4.3	28,316	32.4	36,976	12.9

Media & Entertainment
Rental	908	7.0	1,997	100.0	2,905	22.5
Tenant recoveries	317	76.9	65	100.0	382	92.7
Other property-related revenue	(683)	(8.8)	1,307	100.0	624	8.0
Other	35	38.9	5	100.0	40	44.4
Total Media & Entertainment revenues	577	2.7	3,374	100.0	3,951	18.7

Total revenues	9,237	4.2	31,690	36.2	40,927	13.3

Operating expenses
Office operating expenses	(3,284)	(5.2)	9,912	29.5	6,628	6.8
Media & Entertainment operating expenses	(60)	(0.5)	2,067	100.0	2,007	16.4
Total operating expenses	(3,344)	(4.4)	11,979	35.6	8,635	7.9

Office NOI	11,944	8.8	18,404	34.2	30,348	16.0
Media & Entertainment NOI	637	7.1	1,307	100.0	1,944	21.8
NOI	$12,581	8.7%	$19,711	36.6%	$32,292	16.2%

NOI increased $32.3 million, or 16.2%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily resulting from:

•
A $11.9 million, or 8.8%, increase in NOI from our Same-Store Office properties resulted primarily from increased rental revenues relating to leases signed at our 1455 Market Street (Uber Technologies, Inc.), Rincon Center (Salesforce.com), 625 Second Street (Github and Blue Jeans Network, Inc.) and Skyport Plaza (Qualcomm, Inc.) properties at a higher rate than expiring leases. In addition, parking and other revenues increased due to lease termination fees related to our Campus Center and 901 Market properties. The increase was partially offset by a reduction in rental revenues at our Towers at Shore Center (Weil, Gotshal & Manges LLP) property due to a lease renewal at market rates lower than the expiring rate and a one-time GAAP straight-line rent write-off at our 901 Market (NerdWallet) property. In addition, tenant recoveries decreased due to tax adjustments relating to the prior year for our Rincon Center, Clocktower Square and 1455 Market Street properties.

•
A $18.4 million, or 34.2%, increase in NOI from our Non-Same-Store Office store properties resulted primarily from increased rental revenues relating to the commencement of Netflix’s lease at our Icon property, higher rents and occupancy at our Metro Center (Qualys, Inc. and BrightEdge) property and the 2016 Acquisitions partially offset by the sale of our Bayhill Office Center (sold in January 2016), One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties. In addition, the increase was partially offset by lower revenues from our 604 Arizona property, which was taken off-line for a redevelopment project.

•
A $0.6 million, or 7.1%, increase in NOI from our Same-Store Media and Entertainment properties resulted primarily from higher rental revenues and lower operating expenses. The increase was primarily from an increase in occupancy and production at Sunset Bronson Studios and expense savings associated with a property tax reassessment in 2016.

The increase was partially offset by a decrease in operating expenses resulting primarily from a reduction at Sunset Bronson Studios for utilities, bad debt reserve and security expenses.

•	A $1.3 million, or 100.0%, increase in NOI from our Non-Same-Store Media and Entertainment properties resulted from the acquisition of Sunset Las Palmas Studios in May 2017.

Office NOI

Same-Store

Same-Store Office rental revenues increased $8.9 million, or 5.7%, to $166.1 million for the six months ended June 30, 2017 compared to $157.1 million for the six months ended June 30, 2016. The increase was primarily due to leases signed at our 1455 Market Street (Uber Technologies, Inc.), Rincon Center (Salesforce.com), 625 Second Street (Github and Blue Jeans Network, Inc.) and Skyport Plaza (Qualcomm, Inc.) properties at a higher rate than expiring leases. The increase was partially offset by a reduction in rental revenues at our Towers at Shore Center (Weil, Gotshal & Manges LLP) property due to a lease renewal at market rates lower than the expiring rate and a one-time GAAP straight-line rent write-off at our 901 Market (NerdWallet) property.

Same-Store Office tenant recoveries decreased $2.2 million, or 6.5%, to $31.8 million for six months ended June 30, 2017 compared to $34.0 million for the six months ended June 30, 2016. The decrease was primarily related to lower property tax recovery resulting from a property tax reassessment of our Rincon Center property and lower recoveries for our Tower at Shore Center property, partially offset by higher recoveries for our 1455 Market Street property.

Same-Store Office parking and other revenues increased $2.0 million, or 24.1%, to $10.1 million for the six months ended June 30, 2017 compared to $8.1 million for the six months ended June 30, 2016. The increase was primarily due to lease termination fees related to our Campus Center and 901 Market properties.

Same-Store Office operating expenses decreased $3.3 million, or 5.2%, to $59.9 million for the six months ended June 30, 2017 compared to $63.2 million for the six months ended June 30, 2016. The decrease was primarily due to tax reassessments relating to the prior year for our Rincon Center, Clocktower Square and 1455 Market Street properties.

Non-Same-Store

Non-Same-Store Office rental revenues increased by $23.9 million, or 31.0%, to $101.1 million for the six months ended June 30, 2017 compared to $77.2 million for the six months ended June 30, 2016. The increase was primarily due to rental revenues relating to the commencement of Netflix’s lease at our Icon property in the first quarter of 2017, higher rents and occupancy at our Metro Center (Qualys, Inc. and BrightEdge) property and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties. In addition, the increase was partially offset by lower revenues from our 604 Arizona property, which was taken off-line for a redevelopment project.

Non-Same-Store Office tenant recoveries increased $2.8 million, or 36.1%, to $10.7 million for six months ended June 30, 2017 compared to $7.8 million for the six months ended June 30, 2016. The increase was primarily due the commencement of Netflix’s lease at our Icon property and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties.

Non-Same-Store Office parking and other revenues increased $1.6 million, or 63.4%, to $4.1 million for the six months ended June 30, 2017 compared to $2.5 million for the six months ended June 30, 2016. The increase was primarily due the commencement of Netflix’s lease at our Icon property and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties.

Non-Same-Store Office operating expenses increased by $9.9 million, or 29.5%, to $43.5 million for the six months ended June 30, 2017 compared to $33.6 million for the six months ended June 30, 2016. The increase was primarily due the commencement of Netflix’s lease at our Icon property and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties. In addition, the increase was partially offset by lower expenses from our 604 Arizona property, which was taken off-line for a redevelopment project.

Media & Entertainment NOI

Same-Store

Same-Store Media and Entertainment revenues increased by $0.6 million, or 2.7%, to $21.7 million for the six months ended June 30, 2017 as compared to $21.2 million for the six months ended June 30, 2016. The activity was primarily related to a $0.9 million increase in rental revenue to $13.8 million for the six months ended June 30, 2017 as compared to $12.9 million for the six months ended June 30, 2016 as a result of an increase in occupancy and production at Sunset Bronson Studios. Tenant recoveries of $0.7 million for the six months ended June 30, 2017 remained relatively flat as compared to $0.4 million for the six months ended June 30, 2016. Other property-related revenues of $7.1 million for the six months ended June 30, 2017 remained relatively flat as compared to $7.8 million for the six months ended June 30, 2016.

Same-Store Media and Entertainment operating expenses of $12.2 million for the six months ended June 30, 2017 remained relatively flat as compared to $12.2 million for the six months ended June 30, 2016.

Non-Same-Store

Non-Same-Store Media and Entertainment rental revenues was $2.0 million for the six months ended June 30, 2017. Non-Same-Store Media and Entertainment tenant recoveries was $0.1 million for six months ended June 30, 2017. Non-Same-Store Media and Entertainment other property-related revenues was $1.3 million for the six months ended June 30, 2017. Non-Same-Store Media and Entertainment operating expenses was $2.1 million for the six months ended June 30, 2017. We acquired Sunset Las Palmas Studios in May 2017 which caused the increase in revenues and expenses.

Other Expenses (Income)

Interest expense increased $8.8 million, or 25.1%, to $43.6 million for the six months ended June 30, 2017 compared to $34.9 million for the six months ended June 30, 2016. At June 30, 2017, we had $2.62 billion of notes payable, compared to$2.36 billion at June 30, 2016, excluding net deferred financing costs. The increase was primarily attributable to a $160.0 million increase in term loan debt and private placement borrowings and $101.0 million borrowings related to our Hill7 property, partially offset by interest savings related to our paydown on our indebtedness associated with our Sunset Gower Studios, Sunset Bronson Studios and 901 Market properties.

We recognized unrealized loss on our derivative instruments of $45 thousand during the six months ended June 30, 2016 as compared to $2.5 million during the six months ended June 30, 2016. The unrealized loss was related to a portion of our derivative instruments that was evaluated to be ineffective in 2016. In July 2016, we amended the interest rate swaps to add a 0.00% floor to one-month LIBOR and then de-designated the original swaps and designated the amended swaps as a hedge in order to minimize the ineffective portion of the original derivatives.

Other income increased $1.2 million, or 5,352.2%, to $1.3 million for the six months ended June 30, 2017 compared to $23 thousand for the six months ended June 30, 2016. The increase was primarily due to a joint venture we entered into on June 16, 2016 to co-originate a loan secured by land in Santa Clara, California.

We recognized $16.9 million gains on sale of real estate for the six months ended June 30, 2017 compared to a $8.5 million gains on sale of real estate for the six months ended June 30, 2016. We completed the sale of our 222 Kearny Street and 3402 Pico Boulevard properties in 2017 and completed the sale of our Bayhill Office Center, Patrick Henry Drive and One Bay Plaza properties in 2016.

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $2.8 million, or 11.0%, to $28.3 million for the six months ended June 30, 2017 compared to $25.5 million for the six months ended June 30, 2016. The increase in general and administrative expenses was primarily attributable to the adoption of the 2017 OPP and increased staffing to meet operational needs, partially offset by reductions in investor relations costs and office expenses.

Depreciation and amortization expense increased $11.7 million, or 8.7%, to $146.2 million for the six months ended June 30, 2017 compared to $134.5 million for the six months ended June 30, 2016. The increase was primarily related to depreciation expenses associated with 2016 Acquisitions, our Icon property and the acquisition of Sunset Las Palmas Studios, partially offset by the reduction of depreciation expense as a result of the sale of our One Bay Plaza and 222 Kearny Street properties.

Liquidity and Capital Resources

We had $73.2 million of cash and cash equivalents at June 30, 2017.

As of June 30, 2017, we had $190.0 million of total undrawn capacity under our unsecured revolving credit facility.

We have an at-the-market equity offering program, or ATM program, which allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through June 30, 2017.

On January 20, 2016, our Board authorized a share repurchase program to buy up to $100.0 million of our outstanding common stock. No share repurchases were made through June 30, 2017.

We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

Based on the closing price of our common stock of $34.19 on June 30, 2017, our ratio of debt to total market capitalization was approximately 32.8% (counting Series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding Series A preferred units, plus the book value of our total consolidated indebtedness.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, capital expenditures and potential acquisitions. We expect to meet our short-term liquidity requirements through cash on hand, net cash provided by operations, certain amounts included in restricted cash and, if necessary, by drawing upon our unsecured revolving credit facility.

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

As of June 30, 2017, we had outstanding notes payable of $2.62 billion (before $17.8 million of net deferred financing costs), of which $1.38 billion, or 52.7%, was variable rate debt. $839.5 million of the variable rate debt is subject to derivative instruments described in Part I, Item 1 “Note 10 to the Consolidated Financial Statements—Derivative Instruments.”

The following table summarizes the balances of our indebtedness as of:

	June 30, 2017	December 31, 2016
Notes payable	$2,616,568	$2,707,839
Less: deferred financing costs, net(1)	(17,788)	(19,829)
Notes payable, net	$2,598,780	$2,688,010
________________

(1)
Excludes deferred financing costs related to establishing our unsecured revolving credit facility of $1.2 million and $1.5 million as of June 30, 2017 and December 31, 2016, respectively, which are included in prepaid expenses and other assets, net in the Consolidated Balance Sheets.

The following table sets forth information with respect to the amounts included in notes payable, net as of:

	June 30, 2017		December 31, 2016
	Principal Amount	Deferred Financing Costs, net	Principal Amount	Deferred Financing Costs, net	Interest Rate(1)	Contractual Maturity Date
UNSECURED LOANS
Unsecured Revolving Credit Facility(2)	$210,000	$—	$300,000	$—	LIBOR+ 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	(2,972)	450,000	(3,513)	LIBOR+ 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	175,000	(650)	175,000	(745)	LIBOR +1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	(2,049)	350,000	(2,265)	LIBOR+ 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	(852)	125,000	(931)	LIBOR +1.60% to 2.55%	11/17/2022
Series A Notes	110,000	(852)	110,000	(930)	4.34%	1/2/2023
Series E Notes	50,000	(277)	50,000	(300)	3.66%	9/15/2023
Series B Notes	259,000	(2,144)	259,000	(2,271)	4.69%	12/16/2025
Series D Notes	150,000	(851)	150,000	(898)	3.98%	7/6/2026
Series C Notes	56,000	(515)	56,000	(539)	4.79%	12/16/2027
TOTAL UNSECURED LOANS	1,935,000	(11,162)	2,025,000	(12,392)

MORTGAGE LOANS
Mortgage Loan secured by Rincon Center(7)	99,392	(119)	100,409	(198)	5.13%	5/1/2018
Mortgage Loan secured by Sunset Gower Studios/Sunset Bronson Studios	5,001	(1,180)	5,001	(1,534)	LIBOR+2.25%	3/4/2019	(3)
Mortgage Loan secured by Met Park North(8)	64,500	(342)	64,500	(398)	LIBOR+1.55%	8/1/2020
Mortgage Loan secured by 10950 Washington(7)	27,675	(320)	27,929	(354)	5.32%	3/11/2022
Mortgage Loan secured by Pinnacle I(9)(10)	129,000	(542)	129,000	(593)	3.95%	11/7/2022
Mortgage Loan secured by Element LA	168,000	(2,190)	168,000	(2,321)	4.59%	11/6/2025
Mortgage Loan secured by Pinnacle II(10)	87,000	(682)	87,000	(720)	4.30%	6/11/2026
Mortgage Loan secured by Hill7(11)	101,000	(1,251)	101,000	(1,319)	3.38%	11/6/2026
TOTAL MORTGAGE LOANS	681,568	(6,626)	682,839	(7,437)
TOTAL	$2,616,568	$(17,788)	$2,707,839	$(19,829)
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2017, which may be different than the interest rates as of December 31, 2016 for corresponding indebtedness.

(2)	We have the option to make an irrevocable election to change the interest rate depending on our credit rating. As of June 30, 2017, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)
Effective July 2016, $300.0 million of the term loan has been effectively fixed at 2.75% to 3.65% per annum through the use of two interest rate swaps. See Part I, Item 1 “Note 10 to our Consolidated Financial Statements—Derivative Instruments” for details.

(5)
Effective July 2016, the outstanding balance of the term loan has been effectively fixed at 3.36% to 4.31% per annum through the use of two interest rate swaps. See Part I, Item 1 “Note 10 to our Consolidated Financial Statements—Derivative Instruments” for details.

(6)
Effective June 1, 2016, the outstanding balance of the term loan has been effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Part I, Item 1 “Note 10 to our Consolidated Financial Statements—Derivative Instruments” for details.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(8)
This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through the use of an interest rate swap. See Part I, Item 1 “Note 10 to our Consolidated Financial Statements—Derivative Instruments” for details.

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

The operating partnership was in compliance with its financial covenants as of June 30, 2017.

Cash Flows
A comparison of our cash flow activity is as follows:

	Six Months Ended June 30,
	2017	2016	Dollar Change	Percent Change
Net cash provided by operating activities	$141,036	$108,867	$32,169	29.5%
Net cash (used in) provided by investing activities	(309,681)	160,242	(469,923)	(293.3)
Net cash provided by financing activities	150,979	15,896	135,083	849.8

Cash and cash equivalents and restricted cash were $90.5 million and $108.2 million at June 30, 2017 and December 31, 2016, respectively.

Operating Activities

Net cash provided by operating activities increased by $32.2 million to $141.0 million for the six months ended June 30, 2017 compared to $108.9 million for the six months ended June 30, 2016. The change resulted primarily from an increase in cash NOI, as defined, from our office and media and entertainment properties, driven by our Sunset Las Palmas Studios acquisition, 2016 acquisitions and higher rental revenue across our portfolio, partially offset by lower cash NOI related to One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties.

Investing Activities

Net cash used in investing activities increased by $469.9 million to $309.7 million for the six months ended June 30, 2017 compared to net cash provided by investing activities of $160.2 million for the six months ended June 30, 2016. The increase resulted primarily from cash used to acquire Sunset Las Palmas Studios and the remaining interest in the land held as a tenancy in common associated with our 11601 Wilshire property, a reduction in proceeds from sales of real estate properties and an increase in cash used for additions to investment in real estate.

Financing Activities

Net cash provided by financing activities increased by $135.1 million to $151.0 million for the six months ended June 30, 2017 compared to $15.9 million for the six months ended June 30, 2016. The change resulted primarily from an increase in proceeds from sale of stock and a reduction in payments of notes payable, partially offset by a reduction in proceeds from notes payable.

Contractual Obligations and Commitments

During the six months ended June 30, 2017, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2016 Annual Report on Form 10-K. See Part I, Item 1 “Note 9 to our Consolidated Financial Statements—Notes Payable” for information regarding our minimum future principal payments due on our senior unsecured loans and mortgage loans. See Part I, Item 1 “Note 12 to our Consolidated Financial Statements—Future Minimum Lease Payments Future Minimum Rents” for information regarding our future minimum ground lease payments.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the assignment of the purchase price of acquired property among land, buildings, improvements, equipment and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties. These determinations, even though inherently subjective and prone to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2016 Annual Report on Form 10-K. We have not made any material changes to these policies during the periods covered by this Report.

Non-GAAP Supplemental Financial Measure: Funds From Operations

We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. The calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. We believe that FFO is a useful supplemental measure of our operating performance. The exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Also, because FFO is generally recognized as the industry standard for reporting the operations of REITs, it facilitates comparisons of operating performance to other REITs. However, other REITs may use different methodologies to calculate FFO, and accordingly our FFO may not be comparable to all other REITs.

Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe that FFO along with the required GAAP presentations provides a more complete measurement of our performance relative to our competitors and a more appropriate basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide. We use FFO per share to calculate annual cash bonuses for certain employees.

However, FFO should not be viewed as an alternative measure of our operating performance because it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results from operations.

The following table presents a reconciliation of net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,954	$4,035	$31,107	$10,011
Adjustments:
Depreciation and amortization of real estate assets	74,939	65,655	145,233	133,560
Gains on sale of real estate	—	(2,163)	(16,866)	(8,515)
FFO attributable to non-controlling interests	(6,445)	(4,510)	(11,952)	(8,672)
Net income attributable to preferred units	(159)	(159)	(318)	(318)
FFO to common stockholders and unitholders	$75,289	$62,858	$147,204	$126,066

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2016 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2017 to the information provided in Part II, Item 7A, of our 2016 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures (Hudson Pacific Properties, Inc.)

Hudson Pacific Properties, Inc. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, Inc.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Disclosure Controls and Procedures (Hudson Pacific Properties, L.P.)

Hudson Pacific Properties, L.P. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, L.P.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, Inc.)

There have been no changes that occurred during the second quarter of the year covered by this report in Hudson Pacific Properties, Inc.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, L.P.)

There have been no changes that occurred during the second quarter of the year covered by this report in Hudson Pacific Properties, L.P.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent Sales of Unregistered Securities:

During the second quarter of 2017, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the second quarter of 2017, the Company issued an aggregate of 22,221 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to the Company in connection with tax withholding obligations for restricted stock awards for a net issuance of 22,221 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the second quarter of 2017, our operating partnership issued an aggregate of 22,221 common units to the Company.

All other issuances of unregistered equity securities of our operating partnership during the second quarter of 2017 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with over $6.86 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	10-K	001-34789	10.1	February 26, 2016
3.4	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
10.1	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan*	8-K	001-34789	10.1	May 25, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements **

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 3, 2017	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 3, 2017	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 3, 2017	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 3, 2017	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)