Form 10-Q
period 2017-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2017-11-06
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at November 1, 2017 was 156,060,854.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of September 30, 2017, Hudson Pacific Properties, Inc. owned approximately 99.6% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. The remaining approximately 0.4% of outstanding common units at September 30, 2017 were owned by certain of our executive officers and directors, certain of their affiliates and other outside investors. As of December 31, 2016, certain affiliates of Blackstone Group L.P. (“Blackstone”) and Farallon Capital Management, LLC (“the Farallon Funds”) held an ownership interest in the Company and the operating partnership. Following a common stock offering and a common unit repurchase on January 10, 2017, Blackstone and the Farallon Funds informed us that they no longer owned common stock or common units in the Company or the operating partnership. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Investment in real estate, at cost	$6,558,898	$6,099,293
Accumulated depreciation and amortization	(504,141)	(387,181)
Investment in real estate, net	6,054,757	5,712,112
Cash and cash equivalents	87,723	83,015
Restricted cash	25,784	25,177
Accounts receivable, net	5,014	6,833
Straight-line rent receivables, net	97,184	82,109
Deferred leasing costs and lease intangible assets, net	257,831	294,209
Prepaid expenses and other assets, net	57,360	79,058
Assets associated with real estate held for sale	321,437	396,485
TOTAL ASSETS	$6,907,090	$6,678,998

LIABILITIES AND EQUITY
Notes payable, net	$2,424,358	$2,473,323
Accounts payable and accrued liabilities	162,938	116,973
Lease intangible liabilities, net	55,335	73,569
Security deposits and prepaid rent	66,499	70,468
Derivative liabilities	819	1,303
Liabilities associated with real estate held for sale	224,032	230,435
TOTAL LIABILITIES	2,933,981	2,966,071
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 155,302,800 shares and 136,492,235 shares outstanding at September 30, 2017 and December 31, 2016, respectively	1,553	1,364
Additional paid-in capital	3,619,940	3,109,394
Accumulated other comprehensive income	6,465	9,496
Accumulated income (deficit)	18,911	(16,971)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,646,869	3,103,283
Non-controlling interest—members in consolidated entities	302,111	304,608
Non-controlling interest—units in the operating partnership	13,952	294,859
TOTAL EQUITY	3,962,932	3,702,750
TOTAL LIABILITIES AND EQUITY	$6,907,090	$6,678,998

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Office
Rental	$139,157	$123,919	$406,275	$358,193
Tenant recoveries	24,982	22,657	67,421	64,493
Parking and other	8,035	5,521	22,146	16,103
Total Office revenues	172,174	152,097	495,842	438,789
Media & Entertainment
Rental	11,012	7,102	26,802	19,987
Tenant recoveries	133	243	927	655
Other property-related revenue	6,561	5,005	14,964	12,784
Other	141	136	271	226
Total Media & Entertainment revenues	17,847	12,486	42,964	33,652
TOTAL REVENUES	190,021	164,583	538,806	472,441
OPERATING EXPENSES
Office operating expenses	59,102	53,975	162,524	150,769
Media & Entertainment operating expenses	10,588	6,499	24,842	18,746
General and administrative	13,013	12,955	41,329	38,474
Depreciation and amortization	71,158	67,414	217,340	201,890
TOTAL OPERATING EXPENSES	153,861	140,843	446,035	409,879
INCOME FROM OPERATIONS	36,160	23,740	92,771	62,562
OTHER EXPENSE (INCOME)
Interest expense	22,461	19,910	66,086	54,775
Interest income	(44)	(130)	(90)	(216)
Unrealized loss (gain) on ineffective portion of derivative instruments	37	(879)	82	1,630
Transaction-related expenses	598	315	598	376
Other income	(1,402)	(693)	(2,656)	(716)
TOTAL OTHER EXPENSES	21,650	18,523	64,020	55,849
INCOME BEFORE GAINS ON SALE OF REAL ESTATE	14,510	5,217	28,751	6,713
Gains on sale of real estate	—	—	16,866	8,515
NET INCOME	14,510	5,217	45,617	15,228
Net income attributable to preferred units	(159)	(159)	(477)	(477)
Net income attributable to participating securities	(255)	(196)	(750)	(589)
Net income attributable to non-controlling interest in consolidated entities	(2,991)	(2,525)	(9,002)	(6,866)
Net income attributable to non-controlling interest in units in the operating partnership	(41)	(490)	(256)	(2,357)
Net income attributable to Hudson Pacific Properties, Inc. common stockholders	$11,064	$1,847	$35,132	$4,939
Basic and diluted per share amounts:
Net income attributable to common stockholders—basic	$0.07	$0.02	$0.23	$0.05
Net income attributable to common stockholders—diluted	$0.07	$0.02	$0.23	$0.05
Weighted average shares of common stock outstanding—basic	155,302,800	115,083,622	152,874,952	99,862,583
Weighted average shares of common stock outstanding—diluted	156,093,736	116,262,622	153,648,888	100,979,583
Dividends declared per share	$0.25	$0.20	$0.75	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$14,510	$5,217	$45,617	$15,228
Other comprehensive income (loss): change in fair value of derivative instruments	507	3,087	611	(20,818)
Comprehensive income (loss)	15,017	8,304	46,228	(5,590)
Comprehensive income attributable to preferred units	(159)	(159)	(477)	(477)
Comprehensive income attributable to participating securities	(255)	(196)	(750)	(589)
Comprehensive income attributable to non-controlling interest in consolidated entities	(2,991)	(2,525)	(9,002)	(6,866)
Comprehensive (income) loss attributable to units in the operating partnership	(43)	(1,137)	(276)	5,903
Comprehensive income (loss) attributable to Hudson Pacific Properties, Inc. stockholders	$11,569	$4,287	$35,723	$(7,619)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest—Units in the Operating Partnership	Non-controlling Interest—Members in Consolidated Entities	Total Equity
Balance at January 1, 2016	89,153,780	$891	$1,710,979	$(44,955)	$(1,081)	$1,800,578	$262,625	$3,729,037
Contributions	—	—	—	—	—	—	33,996	33,996
Distributions	—	—	—	—	—	—	(1,303)	(1,303)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	47,010,695	470	1,449,111	—	—	—	—	1,449,581
Issuance of unrestricted stock	590,520	6	—	—	—	—	—	6
Shares withheld to satisfy tax withholding	(262,760)	(3)	(8,424)	—	—	—	—	(8,427)
Declared dividend	—	—	(90,005)	—	—	(27,814)	—	(117,819)
Amortization of stock-based compensation	—	—	13,609	—	—	1,045	—	14,654
Net income	—	—	—	27,984	—	5,848	9,290	43,122
Change in fair value of derivatives	—	—	—	—	10,577	(4,635)	—	5,942
Redemption of common units in the operating partnership	—	—	34,124	—	—	(1,480,163)	—	(1,446,039)
Balance at December 31, 2016	136,492,235	1,364	3,109,394	(16,971)	9,496	294,859	304,608	3,702,750
Contributions	—	—	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	—	—	(15,369)	(15,369)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	18,656,575	187	647,337	—	—	—	—	647,524
Issuance of unrestricted stock	274,251	3	(3)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(120,261)	(1)	(4,202)	—	—	—	—	(4,203)
Declared dividend	—	—	(117,916)	—	—	(492)	—	(118,408)
Amortization of stock-based compensation	—	—	9,865	—	—	2,007	—	11,872
Net income	—	—	—	35,882	—	256	9,002	45,140
Change in fair value of derivatives	—	—	—	—	591	20	—	611
Redemption of common units in the operating partnership	—	—	(24,535)	—	(3,622)	(282,698)	—	(310,855)
Balance at September 30, 2017	155,302,800	$1,553	$3,619,940	$18,911	$6,465	$13,952	$302,111	$3,962,932

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,617	$15,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,340	201,890
Amortization of deferred financing costs and loan premium, net	3,558	3,278
Amortization of stock-based compensation	11,237	9,931
Straight-line rents	(15,174)	(19,398)
Straight-line rent expenses	296	886
Amortization of above- and below-market leases, net	(14,326)	(13,804)
Amortization of above- and below-market ground lease, net	2,088	1,604
Amortization of lease incentive costs	1,140	1,017
Other non-cash adjustments(1)	598	682
Gains on sale of real estate	(16,866)	(8,515)
Change in operating assets and liabilities:
Accounts receivable	1,649	12,521
Deferred leasing costs and lease intangibles	(23,270)	(34,610)
Prepaid expenses and other assets	(3,000)	(5,008)
Accounts payable and accrued liabilities	34,660	32,786
Security deposits and prepaid rent	(5,943)	2,364
Net cash provided by operating activities	239,604	200,852
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(224,797)	(183,286)
Property acquisitions	(257,734)	(307,919)
Proceeds from sales of real estate	81,707	283,855
Contributions to unconsolidated entities	(1,071)	(28,393)
Distributions from unconsolidated entities	17,416	—
Deposit for property acquisitions	—	(13,130)
Proceed from repayment of notes receivable	—	28,892
Net cash used in investing activities	(384,479)	(219,981)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	270,000	957,000
Payments of notes payable	(321,892)	(808,006)
Proceeds from issuance of common stock, net	647,524	880,514
Payment for redemption of common units in the operating partnership	(310,855)	(876,213)
Distributions paid to common stockholders and unitholders	(118,408)	(88,469)
Distributions paid to preferred unitholders	(477)	(477)
Contributions from non-controlling member in consolidated entities	3,870	103
Distributions to non-controlling member in consolidated entities	(15,369)	(990)
Payments to satisfy tax withholding	(4,203)	(1,776)
Payments of loan costs	—	(2,661)
Net cash provided by financing activities	150,190	59,025
Net increase in cash and cash equivalents and restricted cash	5,315	39,896
Cash and cash equivalents and restricted cash—beginning of period	108,192	71,561
Cash and cash equivalents and restricted cash—end of period	$113,507	$111,457
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest including amounts capitalized	$47,852	$53,474
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for real estate investments	$(6,740)	$(10,227)
Reclassification of investment in unconsolidated entities for real estate investments	$7,835	$—
_____________

(1)	Represents bad debt expense/recovery, amortization of discount and net origination fees on purchased and originated loans and unrealized loss/gain on ineffective portion of derivative instruments.

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Investment in real estate, at cost	$6,558,898	$6,099,293
Accumulated depreciation and amortization	(504,141)	(387,181)
Investment in real estate, net	6,054,757	5,712,112
Cash and cash equivalents	87,723	83,015
Restricted cash	25,784	25,177
Accounts receivable, net	5,014	6,833
Straight-line rent receivables, net	97,184	82,109
Deferred leasing costs and lease intangible assets, net	257,831	294,209
Prepaid expenses and other assets, net	57,360	79,058
Assets associated with real estate held for sale	321,437	396,485
TOTAL ASSETS	$6,907,090	$6,678,998

LIABILITIES
Notes payable, net	$2,424,358	$2,473,323
Accounts payable and accrued liabilities	162,938	116,973
Lease intangible liabilities, net	55,335	73,569
Security deposits and prepaid rent	66,499	70,468
Derivative liabilities	819	1,303
Liabilities associated with real estate held for sale	224,032	230,435
TOTAL LIABILITIES	2,933,981	2,966,071
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
CAPITAL
Hudson Pacific Properties, L.P. partners’ capital:
Common units, 155,871,845 and 145,942,855 issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	3,654,332	3,392,264
Accumulated other comprehensive income	6,489	5,878
Total Hudson Pacific Properties, L.P. partners’ capital	3,660,821	3,398,142
Non-controlling interest—members in consolidated entities	302,111	304,608
TOTAL CAPITAL	3,962,932	3,702,750
TOTAL LIABILITIES AND CAPITAL	$6,907,090	$6,678,998

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Office
Rental	$139,157	$123,919	$406,275	$358,193
Tenant recoveries	24,982	22,657	67,421	64,493
Parking and other	8,035	5,521	22,146	16,103
Total Office revenues	172,174	152,097	495,842	438,789
Media & Entertainment
Rental	11,012	7,102	26,802	19,987
Tenant recoveries	133	243	927	655
Other property-related revenue	6,561	5,005	14,964	12,784
Other	141	136	271	226
Total Media & Entertainment revenues	17,847	12,486	42,964	33,652
TOTAL REVENUES	190,021	164,583	538,806	472,441
OPERATING EXPENSES
Office operating expenses	59,102	53,975	162,524	150,769
Media & Entertainment operating expenses	10,588	6,499	24,842	18,746
General and administrative	13,013	12,955	41,329	38,474
Depreciation and amortization	71,158	67,414	217,340	201,890
TOTAL OPERATING EXPENSES	153,861	140,843	446,035	409,879
INCOME FROM OPERATIONS	36,160	23,740	92,771	62,562
OTHER EXPENSE (INCOME)
Interest expense	22,461	19,910	66,086	54,775
Interest income	(44)	(130)	(90)	(216)
Unrealized loss (gain) on ineffective portion of derivative instruments	37	(879)	82	1,630
Transaction-related expenses	598	315	598	376
Other income	(1,402)	(693)	(2,656)	(716)
TOTAL OTHER EXPENSES	21,650	18,523	64,020	55,849
INCOME BEFORE GAINS ON SALE OF REAL ESTATE	14,510	5,217	28,751	6,713
Gains on sale of real estate	—	—	16,866	8,515
NET INCOME	14,510	5,217	45,617	15,228
Net income attributable to non-controlling interest in consolidated entities	(2,991)	(2,525)	(9,002)	(6,866)
Net income attributable to Hudson Pacific Properties, L.P.	11,519	2,692	36,615	8,362
Net income attributable to preferred units	(159)	(159)	(477)	(477)
Net income attributable to participating securities	(255)	(196)	(750)	(589)
Net income available to Hudson Pacific Properties, L.P. common unitholders	$11,105	$2,337	$35,388	$7,296
Basic and diluted per unit amounts:
Net income attributable to common unitholders—basic	$0.07	$0.02	$0.23	$0.05
Net income attributable to common unitholders—diluted	$0.07	$0.02	$0.23	$0.05
Weighted average shares of common units outstanding—basic	155,871,845	145,614,312	153,736,796	145,550,685
Weighted average shares of common units outstanding—diluted	156,662,781	146,793,312	154,510,732	146,667,685
Dividends declared per unit	$0.25	$0.20	$0.75	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$14,510	$5,217	$45,617	$15,228
Other comprehensive income (loss): change in fair value of derivative instruments	507	3,087	611	(20,818)
Comprehensive income (loss)	15,017	8,304	46,228	(5,590)
Comprehensive income attributable to preferred units	(159)	(159)	(477)	(477)
Comprehensive income attributable to participating securities	(255)	(196)	(750)	(589)
Comprehensive income attributable to non-controlling interest in consolidated entities	(2,991)	(2,525)	(9,002)	(6,866)
Comprehensive income (loss) attributable to Hudson Pacific Properties, L.P. partners’ capital	$11,612	$5,424	$35,999	$(13,522)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at January 1, 2016	145,450,095	$3,466,476	$(64)	$262,625	$3,729,037
Contributions	—	—	—	33,996	33,996
Distributions	—	—	—	(1,303)	(1,303)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	47,010,695	1,449,581	—	—	1,449,581
Issuance of unrestricted units	590,520	6	—	—	6
Units withheld to satisfy tax withholding	(262,760)	(8,427)	—	—	(8,427)
Declared distributions	—	(117,819)	—	—	(117,819)
Amortization of unit-based compensation	—	14,654	—	—	14,654
Net income	—	33,832	—	9,290	43,122
Change in fair value of derivative instruments	—	—	5,942	—	5,942
Redemption of common units	(46,845,695)	(1,446,039)	—	—	(1,446,039)
Balance at December 31, 2016	145,942,855	3,392,264	5,878	304,608	3,702,750
Contributions	—	—	—	3,870	3,870
Distributions	—	—	—	(15,369)	(15,369)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	18,656,575	647,524	—	—	647,524
Issuance of unrestricted units	274,251	—	—	—	—
Units withheld to satisfy tax withholding	(120,261)	(4,203)	—	—	(4,203)
Declared distributions	—	(118,408)	—	—	(118,408)
Amortization of unit-based compensation	—	11,872	—	—	11,872
Net income	—	36,138	—	9,002	45,140
Change in fair value of derivative instruments	—	—	611	—	611
Redemption of common units	(8,881,575)	(310,855)	—	—	(310,855)
Balance at September 30, 2017	155,871,845	$3,654,332	$6,489	$302,111	$3,962,932

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,617	$15,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,340	201,890
Amortization of deferred financing costs and loan premium, net	3,558	3,278
Amortization of unit-based compensation	11,237	9,931
Straight-line rents	(15,174)	(19,398)
Straight-line rent expenses	296	886
Amortization of above- and below-market leases, net	(14,326)	(13,804)
Amortization of above- and below-market ground lease, net	2,088	1,604
Amortization of lease incentive costs	1,140	1,017
Other non-cash adjustments(1)	598	682
Gains on sale of real estate	(16,866)	(8,515)
Change in operating assets and liabilities:
Accounts receivable	1,649	12,521
Deferred leasing costs and lease intangibles	(23,270)	(34,610)
Prepaid expenses and other assets	(3,000)	(5,008)
Accounts payable and accrued liabilities	34,660	32,786
Security deposits and prepaid rent	(5,943)	2,364
Net cash provided by operating activities	239,604	200,852
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(224,797)	(183,286)
Property acquisitions	(257,734)	(307,919)
Proceeds from sales of real estate	81,707	283,855
Contributions to unconsolidated entities	(1,071)	(28,393)
Distributions from unconsolidated entities	17,416	—
Deposit for property acquisitions	—	(13,130)
Proceed from repayment of notes receivable	—	28,892
Net cash used in investing activities	(384,479)	(219,981)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	270,000	957,000
Payments of notes payable	(321,892)	(808,006)
Proceeds from issuance of common units, net	647,524	880,514
Payment for redemption of common units	(310,855)	(876,213)
Distributions paid to common unitholders	(118,408)	(88,469)
Distributions paid to preferred unitholders	(477)	(477)
Contributions from non-controlling member in consolidated entities	3,870	103
Distributions to non-controlling member in consolidated entities	(15,369)	(990)
Payments to satisfy tax withholding	(4,203)	(1,776)
Payments of loan costs	—	(2,661)
Net cash provided by financing activities	150,190	59,025
Net increase in cash and cash equivalents and restricted cash	5,315	39,896
Cash and cash equivalents and restricted cash—beginning of period	108,192	71,561
Cash and cash equivalents and restricted cash—end of period	$113,507	$111,457
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest including amounts capitalized	$47,852	$53,474
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for real estate investments	$(6,740)	$(10,227)
Reclassification of investment in unconsolidated entities for real estate investments	$7,835	$—
_____________

(1)	Represents bad debt expense/recovery, amortization of discount and net origination fees on purchased and originated loans and unrealized loss/gain on ineffective portion of derivative instruments.

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

1. Organization

Hudson Pacific Properties, Inc. is a Maryland corporation formed on November 9, 2009 as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Through its controlling interest in the operating partnership and its subsidiaries, Hudson Pacific Properties, Inc. owns, manages, leases, acquires and develops real estate, consisting primarily of office and media and entertainment properties. Unless otherwise indicated or unless the context requires otherwise, all references in these financial statements to “the Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

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

The Company’s portfolio consists of properties located throughout Northern and Southern California and the Pacific Northwest. The following table summarizes the Company’s portfolio as of September 30, 2017:

	Number of Properties	Square Feet (unaudited)
Office properties:
Northern California(1)	29	9,600,289
Southern California(2)	16	2,817,509
Pacific Northwest(3)	8	1,496,620
Total Office properties	53	13,914,418
Media & Entertainment properties:
Southern California(2)	3	1,249,927
Total Media & Entertainment properties	3	1,249,927
Total(4)	56	15,164,345
_________________

(1)	Includes the Foster City, Milpitas, North San Jose, Palo Alto, Redwood Shores, San Francisco, San Mateo and Santa Clara submarkets.

(2)	Includes the Burbank, Downtown Los Angeles, Hollywood, Torrance and West Los Angeles submarkets.

(3)	Includes the Lynnwood, Pioneer Square and South Lake Union submarkets.

(4)	Includes redevelopment, development and held for sale office properties.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company and the operating partnership are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented.

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

Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the current period presentation. Included in the reclassified amounts are properties held for sale. These amounts relate to 3402 Pico Boulevard, which was sold on March 21, 2017, and Pinnacle I and Pinnacle II, which are expected to be sold during the fourth quarter of 2017.

Principles of Consolidation

The unaudited interim consolidated financial statements of the Company include the accounts of the Company, the operating partnership and all wholly owned subsidiaries and variable interest entities (“VIEs”), of which the Company is the primary beneficiary. The unaudited interim consolidated financial statements of the operating partnership include the accounts of the operating partnership and all wholly owned subsidiaries and VIEs, of which the operating partnership is the primary beneficiary. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company consolidates all VIEs of which the Company is considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of September 30, 2017, the Company has determined that four joint ventures and our operating partnership met the definition of a VIE. Three of the joint ventures are consolidated entities and one joint venture is a non-consolidated entity.

Consolidated Entities

As of September 30, 2017, the operating partnership has determined that three of its joint ventures met the definition of a VIE and are consolidated:

Property	Ownership interest
Pinnacle I(1)	65.0%
Pinnacle II(1)	65.0%
1455 Market Street	55.0%
Hill7	55.0%
_____________

(1)
A single joint venture owns both Pinnacle I and Pinnacle II. The Company entered into an agreement on September 14, 2017 to sell its ownership interest in Pinnacle I and Pinnacle II. The sale is expected to close in the fourth quarter of 2017.

As of September 30, 2017, the Company has determined that our operating partnership met the definition of a VIE and is consolidated. Substantially all of the assets and liabilities of the Company are related to these VIEs.

Non-consolidated Entities

On June 15, 2017, the Company purchased the remaining interest in land at its 11601 Wilshire property. Refer to Note 3 for details. As a result of the purchase, the Company is no longer accounting for the interest in land as a non-consolidated entity.

As of September 30, 2017, the Company has determined it is not the primary beneficiary of one joint venture that meets the definition of a VIE. Due to its significant influence over the non-consolidated entity, the Company accounts for it using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. The Company’s net equity investment is reflected within prepaid expenses and other assets on the Consolidated Balance Sheets which represents the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Company’s maximum exposure for loss. The Company’s share of net income or loss from the entity is included within other income on the Consolidated Statements of Operations. The Company owns 21% of the non-consolidated entity.

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

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“the FASB”) in the form of Accounting Standards Update (“ASU”). The following ASUs were adopted by the Company in 2017:

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

Update on ASC 606, Revenue from Contracts with Customers (“ASC 606”), implementation

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and specifically notes that lease contracts with customers are a scope exception. The FASB has subsequently issued other ASUs to amend and provide further guidance related to ASC 606. These ASUs are effective for annual reporting periods (including interim periods) beginning after December 15, 2017. Either the full retrospective basis (to the beginning of its contracts) or modified retrospective method (from the beginning of the latest fiscal year of adoption) is permitted.

The Company has compiled an inventory of sources of revenues and have preliminarily identified three revenue streams. Two of these revenue streams will be accounted for under ASC 606 when it becomes effective on January 1, 2018. The remaining revenue stream, which is integral to the Company’s leasing revenues, will be accounted for under ASC 606, effective with the adoption of ASC 842, Leases (“ASC 842”), on January 1, 2019. The Company is in the process of evaluating the impact on its consolidated financial statements but expects that the recognition of revenues will not be impacted by this standard. The Company plans to adopt ASC 606 on January 1, 2018 using the modified retrospective approach.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Update on ASC 842 implementation

On February 25, 2016, the FASB issued ASU 2016-02 to amend the accounting guidance for leases and sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).

ASC 842 provides practical expedience that allow entities to not (i) reassess whether any expired or existing contracts are or contain leases; (ii) reassess the lease classification for any expired or existing leases; (iii) reassess initial direct costs for any existing leases. This ASU is effective for annual reporting periods (including interim periods) beginning after December 15, 2018. A modified retrospective approach must be applied for leases that exist or are entered into after the beginning of the earliest comparative period presented in the consolidated financial statements.

The Company plans to adopt the standard on January 1, 2019 and expects to adopt using the practical expedience elections.

Lessor Accounting

The Company recognized rental revenues and tenant recoveries of $175.3 million and $501.4 million for the three and nine months ended September 30, 2017. This ASU requires companies to identify lease and non-lease components of a lease agreement. Lease components relate to the right to use the leased asset and non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset. Total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components will be governed by ASC 842 while revenue related to non-lease components will be subject to ASC 606.

Under current accounting standards, the Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred. The reimbursements are recognized and presented gross, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the associated credit risk.

The Company has not completed its analysis of this ASU but expects that lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance. The Company expects that tenant recoveries will be separated into lease and non-lease components.

The ASU also requires lessors to capitalize only those costs that are defined as initial direct costs. Under the current accounting standards, the Company capitalizes initial direct and indirect leasing costs. During the three and nine months ended September 30, 2017, the Company capitalized $1.8 million and $5.0 million of indirect leasing costs, respectively. Under this new ASU, these costs will be expensed as incurred.

Lessee Accounting

As of September 30, 2017, the future undiscounted minimum lease payments under the Company’s ground leases totaled $456.3 million. This guidance requires lessees to record a lease liability at lease inception, with a corresponding right-of-use asset, except for short-term leases. The Company continues to evaluate the amount of right-of-use asset and lease liability that will need to be recorded with respect to its ground leases where it is the lessee.

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
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Therefore, a cumulative effect adjustment related to elimination of ineffectiveness measurement is required to be recorded to the opening balance of retained earnings as of the beginning of the fiscal year of adoption for cash flow hedge. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This guidance must be applied using a modified retrospective approach.
Effective for annual reporting periods (including interim periods) beginning after December 15, 2018
The Company is currently evaluating the impact of this standard on its consolidated financial statements and notes to the consolidated financial statements. The Company expects that the adoption would impact derivative instruments that have portions of ineffectiveness. The Company plans to early adopt this guidance during the first quarter in 2018 and apply it using the modified retrospective approach.

ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting	The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This guidance must be applied prospectively.	Effective for annual reporting periods (including interim periods) beginning after December 15, 2017
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

3. Investment in Real Estate

Real estate held for investment

The following table summarizes the Company’s investment in real estate, at cost as of:

	September 30, 2017	December 31, 2016
Land	$1,369,320	$1,221,450
Building and improvements	4,526,416	4,217,232
Tenant improvements	389,284	361,108
Furniture and fixtures	8,217	4,264
Property under development	265,661	295,239
Investment in real estate, at cost(1)	$6,558,898	$6,099,293
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

Acquisitions

The Company’s acquisitions are accounted for using the acquisition method. The results of operations for each of these acquisitions are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

The Company evaluates each acquisition to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted for as a business combination in accordance with ASC 805, Business Combinations. An integrated set of assets and activities would fail to qualify as a business if either (i) substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets or (ii) the integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., revenue generated before and after the transaction). An acquired process is considered substantive if (i) the process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce) that is skilled, knowledgeable and experienced in performing the process, (ii) the process cannot be replaced without significant cost, effort, or delay or (iii) the process is considered unique or scarce.

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

The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. The fair value of acquired “above- and below-” market leases are based on the estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended below-market term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions and legal and other related costs.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The following table summarizes the information on the acquisitions completed during the nine months ended September 30, 2017:

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

(2)
The property consists of stages, production office and support space on 15 acres near Sunset Gower Studios and Sunset Bronson Studios. The purchase price above does not include equipment purchased by the Company for $2.8 million, which was transacted separately from the studio acquisition. In April 2017, the Company drew $150.0 million under the unsecured revolving credit facility to fund the acquisition.

(3)
On July 1, 2016 the Company purchased a partial interest in land held as a tenancy in common in conjunction with its acquisition of the 11601 Wilshire property. The land interest held as a tenancy in common was accounted for as an equity method investment. On June 15, 2017, the Company purchased the remaining interest, which was fair valued and allocated to land and building.

(4)	This parcel is adjacent to the Sunset Las Palmas Studios property.

The Company’s acquisitions did not meet the definition of a business and were therefore accounted for as asset acquisitions. In accordance with asset acquisitions, the purchase price includes capitalized acquisition costs. The following table represents the Company’s final aggregate purchase price accounting, as of the respective acquisition dates, for each of the Company’s acquisitions completed in the nine months ended September 30, 2017:

	Sunset Las Palmas Studios(1)	11601 Wilshire land	6666 Santa Monica	Total
Investment in real estate	$202,723	$50,034	$3,091	$255,848
Deferred leasing costs and in-place lease intangibles(2)	1,741	—	145	1,886
Total assets assumed	$204,464	$50,034	$3,236	$257,734
_____________

(1)	The purchase price allocation includes equipment purchased by the Company of $2.8 million.

(2)	Represents weighted-average amortization period of 1.21 years.

Dispositions

The following table summarizes the properties sold during the nine months ended September 30, 2017. These properties were non-strategic assets to the Company’s portfolio:

Property	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)
222 Kearny Street	2/14/2017	148,797	$51.8
3402 Pico Boulevard	3/21/2017	50,687	35.0
Total dispositions		199,484	$86.8
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

The dispositions of these properties resulted in a $16.9 million gain for the nine months ended September 30, 2017. This amount is included in gains on sale of real estate in the Consolidated Statements of Operations. There were no dispositions during the three months ended September 30, 2017.

Held for Sale

The Company had four properties classified as held for sale as of December 31, 2016. Two properties were disposed of during the first quarter of 2017. The Company entered into an agreement on September 14, 2017 to sell its ownership interest in the consolidated joint venture that owns Pinnacle I and Pinnacle II to certain affiliates of Blackstone for $350.0 million, before credits, prorations and closing costs, including the assumption of $216.0 million of secured notes payable. The sale of Pinnacle I and Pinnacle II is expected to close in the fourth quarter of 2017.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of:

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate, net	$302,992	$371,422
Accounts receivable, net	11	357
Straight-line rent receivables, net	5,220	5,949
Deferred leasing costs and lease intangible assets, net	13,204	17,798
Prepaid expenses and other assets, net	10	959
Assets associated with real estate held for sale	$321,437	$396,485

LIABILITIES
Notes payable, net	$214,818	$214,687
Accounts payable and accrued liabilities	3,229	6,517
Lease intangible liabilities, net	5,316	6,588
Security deposits and prepaid rent	669	2,643
Liabilities associated with real estate held for sale	$224,032	$230,435

Impairment of Long-Lived Assets

No impairment indicators have been noted and the Company recorded no impairment charges for the nine months ended September 30, 2017.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	September 30, 2017	December 31, 2016
Above-market leases	$19,622	$23,430
Accumulated amortization	(14,299)	(12,989)
Above-market leases, net	5,323	10,441
Deferred leasing costs and in-place lease intangibles	316,695	350,747
Accumulated amortization	(128,598)	(133,511)
Deferred leasing costs and in-place lease intangibles, net	188,097	217,236
Below-market ground leases	71,210	71,423
Accumulated amortization	(6,799)	(4,891)
Below-market ground leases, net	64,411	66,532
Deferred leasing costs and lease intangible assets, net(1)	$257,831	$294,209

Below-market leases	$111,443	$128,817
Accumulated amortization	(57,081)	(56,254)
Below-market leases, net	54,362	72,563
Above-market ground leases	1,095	1,095
Accumulated amortization	(122)	(89)
Above-market ground leases, net	973	1,006
Lease intangible liabilities, net(1)	$55,335	$73,569
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Above-market leases(1)	$1,855	$2,809	$5,122	$10,223
Below-market leases(1)	5,776	7,311	19,448	24,027
Deferred leasing costs and in-place lease intangibles(2)	17,376	20,742	57,813	65,408
Above-market ground leases(3)	11	11	33	33
Below-market ground leases(3)	629	545	2,121	1,637
__________________

(1)	Amortization is recorded in revenues in the Consolidated Statements of Operations.

(2)	Amortization is recorded in depreciation and amortization expenses and office rental revenues in the Consolidated Statements of Operations.

(3)	Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

5. Accounts Receivable, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the Company’s 2016 Annual Report on Form 10-K. The following table summarizes the Company’s accounts receivable, net of allowance for doubtful accounts as of:

	September 30, 2017	December 31, 2016
Accounts receivable	$6,643	$8,660
Allowance for doubtful accounts	(1,629)	(1,827)
Accounts receivable, net(1)	$5,014	$6,833
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

6. Straight-line Rent Receivables, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the Company’s 2016 Annual Report on Form 10-K. The following table represents the Company’s straight-line rent receivables, net of allowance for doubtful accounts as of:

	September 30, 2017	December 31, 2016
Straight-line rent receivables	$97,191	$82,245
Allowance for doubtful accounts	(7)	(136)
Straight-line rent receivables, net(1)	$97,184	$82,109
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

7. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	September 30, 2017	December 31, 2016
Investment in unconsolidated entities	$14,093	$37,228
Goodwill	8,754	8,754
Derivative assets	6,250	5,935
Other	28,263	27,141
Prepaid expenses and other assets, net	$57,360	$79,058
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

No goodwill impairment indicators have been noted during the nine months ended September 30, 2017.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

8. Notes Payable, net

The following table sets forth information with respect to the amounts included in notes payable, net as of:

	September 30, 2017	December 31, 2016	Interest Rate(1)	Contractual Maturity Date
UNSECURED NOTES PAYABLE
Unsecured Revolving Credit Facility(2)	$250,000	$300,000	LIBOR + 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	450,000	LIBOR + 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	175,000	175,000	LIBOR + 1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	350,000	LIBOR + 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	125,000	LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	110,000	4.34%	1/2/2023
Series E Notes	50,000	50,000	3.66%	9/15/2023
Series B Notes	259,000	259,000	4.69%	12/16/2025
Series D Notes	150,000	150,000	3.98%	7/6/2026
Series C Notes	56,000	56,000	4.79%	12/16/2027
TOTAL UNSECURED NOTES PAYABLE	1,975,000	2,025,000

SECURED NOTES PAYABLE
Rincon Center(7)	98,896	100,409	5.13%	5/1/2018
Sunset Gower Studios/Sunset Bronson Studios	5,001	5,001	LIBOR + 2.25%	3/4/2019	(3)
Met Park North(8)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(7)	27,549	27,929	5.32%	3/11/2022
Pinnacle I(9)(10)	129,000	129,000	3.95%	11/7/2022
Element LA	168,000	168,000	4.59%	11/6/2025
Pinnacle II(10)	87,000	87,000	4.30%	6/11/2026
Hill7(11)	101,000	101,000	3.38%	11/6/2026
TOTAL SECURED NOTES PAYABLE	680,946	682,839
TOTAL NOTES PAYABLE	2,655,946	2,707,839
Held for sale balances(10)	(216,000)	(216,000)
Deferred financing costs, net(12)	(15,588)	(18,516)
TOTAL NOTES PAYABLE, NET(13)	$2,424,358	$2,473,323
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2017, which may be different than the interest rates as of December 31, 2016 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of September 30, 2017, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)	Effective July 2016, $300.0 million of the term loan was effectively fixed at 2.75% to 3.65% per annum through the use of two interest rate swaps. See Note 10 for details.

(5)	Effective July 2016, the outstanding balance of the term loan was effectively fixed at 3.36% to 4.31% per annum through the use of two interest rate swaps. See Note 10 for details.

(6)	Effective June 1, 2016, the outstanding balance of the term loan was effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Note 10 for details.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(8)	This loan bears interest only. Interest on the full loan amount was effectively fixed at 3.71% per annum through the use of an interest rate swap. See Note 10 for details.

(9)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(10)
The Company owns 65% of the ownership interests in the consolidated joint venture that owns the Pinnacle I and II properties. The full amount of the loan is shown. The Company entered into an agreement on September 14, 2017 to sell its ownership interest in the consolidated joint venture that owns Pinnacle I and Pinnacle II. The sale is expected to close in the fourth quarter of 2017. These properties meet the definition of properties held for sale.

(11)
The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. The maturity date of this loan can be extended for an additional two years at a higher interest rate and with principal amortization.

(12)	Excludes deferred financing costs related to properties held for sale and amounts related to establishing the Company’s unsecured revolving credit facility.

(13)	Excludes amounts related to a public offering of senior notes that closed October 2, 2017.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Current year activity

On September 14, 2017, the Company entered into an agreement to sell its ownership interests in the consolidated joint venture that owns the Pinnacle I and Pinnacle II properties to certain affiliates of Blackstone for $350.0 million, before credits, prorations and closing costs, including the assumption of $216.0 million of secured notes payable. The loan balance related to these properties as of September 30, 2017 and December 31, 2016 is reflected in liabilities associated with real estate held for sale in the Consolidated Balance Sheets.

On October 2, 2017, our operating partnership completed an underwritten public offering of $400.0 million in senior notes due November 1, 2027. The notes were issued at 99.815% of par, with a coupon of 3.950%. The notes are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $396.7 million, which was used to repay $150.0 million of the Company’s 5-year term loan due April 2020 with the remainder of the net proceeds, together with cash on hand, used to fully repay the $250.0 million balance outstanding under the Company’s unsecured revolving credit facility.

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

The following table summarizes the minimum future principal payments due (before the impact of extension options, if applicable) on the operating partnership’s secured and unsecured notes payable as of September 30, 2017:

Year	Annual Principal Payments
Remaining 2017	$821
2018	101,157
2019	257,886
2020	692,493
2021	3,142
Thereafter	1,600,447
Total(1)	$2,655,946
_________________

(1)	Includes balances related to properties that have been classified as held for sale.

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

	September 30, 2017	December 31, 2016
Outstanding borrowings	$250,000	$300,000
Remaining borrowing capacity	150,000	100,000
Total borrowing capacity	$400,000	$400,000
Interest rate(1)	LIBOR + 1.15% to 1.85%
Facility fee-annual rate(1)	0.20% or 0.35%
Contractual maturity date(2)	4/1/2019
_________________

(1)	The rate is based on the operating partnership’s leverage ratio.

(2)	The maturity date may be extended once for an additional one-year term.

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

The operating partnership was in compliance with its financial covenants as of September 30, 2017.

Repayment Guarantees

Sunset Gower Studios and Sunset Bronson Studios Loan

In connection with the loan secured by the Sunset Gower Studios and Sunset Bronson Studios properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. As of September 30, 2017, the outstanding balance was $5.0 million, which results in a maximum guarantee amount for the principal under this loan of $1.0 million. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

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

Interest Expense

The following table represents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross interest expense(1)	$24,107	$21,726	$70,345	$59,911
Capitalized interest	(2,831)	(2,960)	(7,817)	(8,414)
Amortization of deferred financing costs and loan premium, net	1,185	1,144	3,558	3,278
Interest expense	$22,461	$19,910	$66,086	$54,775
_________________

(1)	Includes interest on the Company’s notes payable and hedging activities.

9. Security Deposits and Prepaid Rent

The following table summarizes the Company’s security deposits and prepaid rent as of:

	September 30, 2017	December 31, 2016
Security deposits	$36,881	$31,064
Prepaid rent	29,618	39,404
Security deposits and prepaid rent(1)	$66,499	$70,468
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

10. Derivative Instruments

The Company enters into derivative instruments in order to hedge interest rate risk. The Company had six interest rate swaps with aggregate notional amounts of $839.5 million as of September 30, 2017 and December 31, 2016. These derivative instruments were designated as effective cash flow hedges for accounting purposes. There is no impact on the Company’s Consolidated Statements of Cash Flows.

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

For the three and nine months ended September 30, 2017, the Company recognized an unrealized loss of $37 thousand and $82 thousand, respectively, reflected in the unrealized loss (gain) on ineffective portion of derivative instruments line item on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, the Company recognized an unrealized gain of $0.9 million and an unrealized loss of $1.6 million, respectively.

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

Overall

The fair market value of derivative instruments is presented on a gross basis in prepaid and other expenses, net and derivative liabilities line items on the Consolidated Balance Sheets. The derivative assets as of September 30, 2017 and December 31, 2016 were $6.3 million and $5.9 million, respectively. The derivative liabilities as of September 30, 2017 and December 31, 2016 were $0.8 million and $1.3 million, respectively.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of September 30, 2017, the Company expects $1.1 million of unrealized loss included in accumulated other comprehensive loss will be reclassified to interest expense in the next 12 months.

11. Income Taxes

Hudson Pacific Properties, Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”), commencing with its taxable year ended December 31, 2010. Provided it continues to qualify for taxation as a REIT, Hudson Pacific Properties, Inc. is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders. The Company has elected, together with one of its subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes.

The Company’s property-owning subsidiaries are limited liability companies and treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market Street and Hill7 properties, REITs) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2017, the Company has not established a liability for uncertain tax positions.

The Company and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRS are no longer subject to tax examinations by tax authorities for years prior to 2012. The Company has assessed its tax positions for all open years, which include 2012 to 2016, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Lease Payments

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The Company recognized rent for ground leases and a corporate office lease as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contingent rental expense	$2,191	$1,970	$6,025	$6,417
Minimum rental expense	2,952	3,070	9,203	10,064

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of September 30, 2017:

Year	Ground Leases (1)
Remaining 2017	$3,359
2018	14,115
2019	14,165
2020	14,165
2021	14,165
Thereafter	396,307
Total	$456,276
_________________

(1)
In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of September 30, 2017.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The Company measures fair value of financial instruments using Level 2 inputs categorized within the fair value framework. The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$6,250	$—	$6,250	$—	$5,935	$—	$5,935
Derivative liabilities	—	819	—	819	—	1,303	—	1,303

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

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured notes payable(1)	$1,975,000	$1,962,238	2,025,000	$2,011,210
Secured notes payable(1)(2)	680,946	669,181	682,839	669,924
_________________

(1)	Amounts represent notes payable excluding net deferred financing costs.

(2)	Includes balances related to properties that have been classified as held for sale.

14. Stock-Based Compensation

The Company has various stock compensation arrangements, which are more fully described in the 2016 Annual Report on Form 10-K. Under the 2010 Incentive Plan, as amended (“the 2010 Plan”), the Company’s board of directors (“the Board”) has the ability to grant, among other things, restricted stock, restricted stock units and performance-based awards.

The Board awards restricted shares to non-employee Board members on an annual basis as part of such Board members’ annual compensation and to newly elected non-employee Board members in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter in conjunction with the director’s election to the Board and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

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

In December 2015, the Compensation Committee of the Board awarded a one-time special retention award to certain executives. The grants consist of time-based awards and performance-based awards. The time-based awards vest in equal 25% installments over a four-year period, subject to the participant’s continued employment. The performance-based awards vest over a four-year period, subject to the achievement of applicable performance goals and the participant’s continued employment.

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

The per unit fair value of the 2017 OPP award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumption
Expected price volatility for the Company	24.00%
Expected price volatility for the particular REIT index	17.00%
Risk-free rate	1.47%
Dividend yield	2.30%

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expensed stock compensation(1)	$3,449	$3,288	$11,237	$9,931
Capitalized stock compensation(2)	217	112	635	300
Total stock compensation(3)	$3,666	$3,400	$11,872	$10,231
_________________

(1)	Amounts are recorded in general and administrative expenses in the Consolidated Statements of Operations.

(2)	Amounts are recorded in deferred leasing costs and lease intangible assets, net and investment in real estate, at cost in the Consolidated Balance Sheets.

(3)	Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership in the Consolidated Balance Sheets.

15. Earnings Per Share

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The following table reconciles the numerator and denominator in computing Hudson Pacific Properties, Inc.’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Basic and diluted net income available to Hudson Pacific Properties, Inc. common stockholders	$11,064	$1,847	$35,132	$4,939
Denominator:
Basic weighted average common shares outstanding	155,302,800	115,083,622	152,874,952	99,862,583
Effect of dilutive instruments(1)	790,936	1,179,000	773,936	1,117,000
Diluted weighted average common shares outstanding	156,093,736	116,262,622	153,648,888	100,979,583
Basic earnings per common share	$0.07	$0.02	$0.23	$0.05
Diluted earnings per common share	$0.07	$0.02	$0.23	$0.05
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

The following table reconciles the numerator and denominator in computing Hudson Pacific Properties, L.P.’s basic and diluted earnings per unit for net income available to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Basic and diluted net income available to Hudson Pacific Properties, L.P. common unitholders	$11,105	$2,337	$35,388	$7,296
Denominator:
Basic weighted average common units outstanding	155,871,845	145,614,312	153,736,796	145,550,685
Effect of dilutive instruments(1)	790,936	1,179,000	773,936	1,117,000
Diluted weighted average common units outstanding	156,662,781	146,793,312	154,510,732	146,667,685
Basic earnings per common unit	$0.07	$0.02	$0.23	$0.05
Diluted earnings per common unit	$0.07	$0.02	$0.23	$0.05
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

16. Equity

The table below presents the effect of the Company’s derivative instruments on accumulated other comprehensive income (“OCI”):

	Hudson Pacific Properties, Inc. Stockholders’ Equity	Non-controlling Interest—Units in the Operating Partnership	Total Equity
Balance at January 1, 2017	$9,496	$(3,618)	$5,878
Unrealized loss recognized in OCI due to change in fair value	(3,095)	(4)	(3,099)
Loss reclassified from OCI into income (as interest expense)	3,686	24	3,710
Net change in OCI related to derivative instruments	591	20	611
Reclassification related to redemption of common units in the operating partnership	(3,622)	3,622	—
Balance at September 30, 2017	$6,465	$24	$6,489

Non-controlling Interests—Common units in the operating partnership

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

The following table summarizes the ownership of common units, excluding unvested restricted units as of:

	September 30, 2017	December 31, 2016
Company-owned common units in the operating partnership	155,302,800	136,492,235
Company’s ownership interest percentage	99.6%	93.5%
Non-controlling common units in the operating partnership(1)	569,045	9,450,620
Non-controlling ownership interest percentage(1)	0.4%	6.5%
_________________

(1)	Represents common units held by certain of the Company’s executive officers and directors, certain of their affiliates and other outside investors.

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

The Company’s at-the-market, or ATM, program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the nine months ended September 30, 2017. A cumulative total of $20.1 million has been sold as of September 30, 2017.

Share repurchase program

On January 20, 2016, the Board authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. No share repurchases have been made as of September 30, 2017.

Dividends

During the third quarter of 2017, the Company declared dividends on its common stock and non-controlling interest in common units in the operating partnership of $0.25 per share and unit. The Company also declared dividends on its Series A preferred units of $0.3906 per unit. The third quarter dividends were paid on September 29, 2017 to stockholders and unitholders of record on September 19, 2017.

Taxability of Dividends

Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and the basis of depreciable assets and estimated useful lives used to compute depreciation.

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

Lease and Subsequent Purchase of Corporate Headquarters from Blackstone

On July 26, 2006, the Company’s predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone) for the Company’s corporate headquarters at 11601 Wilshire. The Company amended the lease to increase its occupancy to 40,120 square feet commencing on September 1, 2015. On December 16, 2015, the Company entered into an amendment of that lease to expand the space to approximately 42,371 square feet and to extend the term by an additional three years, to a total of ten years, through August 31, 2025. On July 1, 2016, the Company purchased the 11601 Wilshire property from affiliates of Blackstone for $311.0 million (before credits, prorations and closing costs).

Sale of Pinnacle I and Pinnacle II to certain affiliates of Blackstone

On September 14, 2017, the Company entered into an agreement to sell its ownership interests in the consolidated joint venture that owns the Pinnacle I and Pinnacle II properties to certain affiliates of Blackstone for $350.0 million, before credits, prorations and closing costs, including the assumption of $216.0 million of secured notes payable. The sale of Pinnacle I and Pinnacle II is expected to close in the fourth quarter of 2017.

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

Agreements Related to EOP Acquisition

On April 1, 2015, the Company completed the EOP Acquisition from certain affiliates of Blackstone, which consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the Northern California region. The total consideration paid for the EOP Acquisition before certain credits, prorations and closing costs, included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of Hudson Pacific Properties, Inc. and common units in the operating partnership. In connection with the EOP Acquisition, the Company, the operating partnership and Blackstone entered into a stockholders agreement, which conferred Blackstone certain rights, including the right to nominate up to three of the Company’s directors. Additionally, the Company entered into a registration rights agreement with Blackstone providing for customary registration rights with respect to the equity consideration paid in the EOP Acquisition. Following a common stock offering and common unit repurchase on January 10, 2017, the stockholders agreement and the registration rights agreement automatically terminated on that date.

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

18. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2017, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of September 30, 2017, the Company has an outstanding letter of credit totaling approximately $2.0 million under the unsecured revolving credit facility. The letter of credit is related to utility company security deposit requirements.

19. Cash Flow Reconciliation

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. Pursuant to the adoption of ASU 2016-18, the Company included restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows, which resulted in an increase of $4.1 million in the net cash provided by operating activities line item in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	Nine Months Ended September 30,
	2017	2016
Beginning of period:
Cash and cash equivalents	$83,015	$53,551
Restricted cash	25,177	18,010
Total	$108,192	$71,561

End of period:
Cash and cash equivalents	$87,723	$89,354
Restricted cash	25,784	22,103
Total	$113,507	$111,457

20. Subsequent Events

On October 2, 2017, our operating partnership completed an underwritten public offering of $400.0 million in senior notes due November 1, 2027. The notes were issued at 99.815% of par, with a coupon of 3.950%. The notes are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $396.7 million, which was used to repay $150.0 million of the Company’s 5-year term loan due April 2020 with the remainder of the net proceeds, together with cash on hand, used to fully repay the $250.0 million balance outstanding under the Company’s unsecured revolving credit facility.

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

Overview

The following table identifies the properties in our portfolio as of September 30, 2017:

Properties	Acquisition Date	Acquisition/Estimated Rentable Square Feet	Consideration Paid (in thousands)
Predecessor properties:
875 Howard Street	2/15/2007	286,270	$—
Sunset Gower Studios	8/17/2007	545,673	—
Sunset Bronson Studios	1/30/2008	308,026	—
Technicolor Building(1)	6/1/2008	114,958	—
Properties acquired after IPO:
Del Amo Office	8/13/2010	113,000	27,327
9300 Wilshire	8/24/2010	61,224	14,684
1455 Market Street(2)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan Street	8/19/2011	54,673	12,370
625 Second Street	9/1/2011	138,080	57,119
6922 Hollywood	11/22/2011	205,523	92,802
6050 Sunset Blvd. & 1445 N. Beachwood Drive	12/16/2011	20,032	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market Street	6/1/2012	206,199	90,871
Element LA (includes 1861 Bundy)	9/5/2012 & 9/26/2013	284,037	99,936
1455 Gordon Street	9/21/2012	5,921	2,385
Pinnacle I(3)	11/8/2012	393,777	209,504
3401 Exposition	5/22/2013	63,376	25,722
Pinnacle II(3)	6/14/2013	230,000	136,275
Seattle Portfolio (83 King Street, 505 First Avenue, Met Park North and Northview Center)	7/31/2013	844,980	368,389
Merrill Place	2/12/2014	193,153	57,034
EOP Northern California Portfolio (see table on next page for property list)	4/1/2015	7,120,686	3,489,541
4th & Traction(4)	5/22/2015	120,937	49,250
MaxWell (formerly known as 405 Mateo)(5)	8/17/2015	83,285	40,000
11601 Wilshire(6)	7/1/2016 & 6/15/2017	500,475	361,000
Hill7(7)	10/7/2016	285,680	179,800
Page Mill Hill	12/12/2016	182,676	150,000
Sunset Las Palmas Studios (includes 6666 Santa Monica)	5/1/2017 & 6/29/2017	373,150	203,200
Development properties(8):
ICON(9)	N/A	325,757	N/A
CUE(10)	N/A	91,953	N/A
450 Alaskan Way(11)	N/A	170,974	N/A
95 Jackson(12)	N/A	31,659	N/A
EPIC(13)	N/A	300,000	N/A
Total		15,476,020	$6,021,034
_________________

(1)	We acquired this property in August 2007 and completed the development in June 2008.

(2)	We own a 55% joint venture interest in the 1455 Market Street property as of January 2015.

(3)
We own a 65% joint venture interest in the Pinnacle I and Pinnacle II properties as of June 2013. We entered into an agreement on September 14, 2017 to sell our ownership interest in the consolidated joint venture that owns Pinnacle I and Pinnacle II. The sale is expected to close in the fourth quarter of 2017.

(4)	This development was completed in the second quarter of 2017 and is estimated to be stabilized in the fourth quarter of 2018.

(5)	We estimate this development will be completed in the fourth quarter of 2018 and stabilized in the second quarter of 2019.

(6)	We acquired the building and partial interest in the land on July 1, 2016 and acquired the remaining interest in the land on June 15, 2017.

(7)	We own a 55% joint venture interest in the Hill7 property as of October 2016.

(8)	The development properties were included within acquisitions above.

(9)	This development was completed in the fourth quarter of 2016 and stabilized in the second quarter of 2017.

(10)	This development was completed in the third quarter of 2017 and is estimated to be stabilized in the second quarter of 2019.

(11)	This development was completed in the third quarter of 2017 and is estimated to be stabilized in the second quarter of 2018.

(12)	We estimate this development will be completed in the second quarter of 2018 and stabilized in the fourth quarter of 2018.

(13)	We estimate this development will be completed in the first quarter of 2020 and stabilized in the third quarter of 2021.

The following table identifies the properties we own as of September 30, 2017 that were acquired as part of the EOP Acquisition:

Properties	Acquisition Square Feet
1740 Technology	206,876
2180 Sand Hill Road	45,613
333 Twin Dolphin Plaza	182,789
3400 Hillview	207,857
555 Twin Dolphin Plaza	198,936
Campus Center	471,580
Clocktower Square	100,344
Concourse	944,386
Embarcadero Place	197,402
Foothill Research Center	195,376
Gateway	609,093
Lockheed	42,899
Metro Center	730,215
Metro Plaza	456,921
Page Mill Center	176,245
Palo Alto Square	328,251
Peninsula Office Park	510,789
Shorebreeze	230,932
Cloud10 (formerly known as Skyport Plaza)	418,086
Skyway Landing	247,173
Techmart Commerce Center	284,440
Towers at Shore Center	334,483
Total	7,120,686

The following table identifies the properties that were disposed through September 30, 2017:

Properties	Disposition Date	Square Feet	Sales Price(1) (in millions)
City Plaza	7/12/2013	333,922	$56.0
Tierrasanta	7/16/2014	112,300	19.5
First Financial	3/6/2015	223,679	89.0
Bay Park Plaza	9/29/2015	260,183	90.0
Bayhill Office Center	1/14/2016	554,328	215.0
Patrick Henry Drive	4/7/2016	70,520	19.0
One Bay Plaza	6/1/2016	195,739	53.4
12655 Jefferson	11/4/2016	100,756	80.0
222 Kearny Street	2/14/2017	148,797	51.8
3402 Pico Boulevard	3/21/2017	50,687	35.0
Total(2)(3)		2,050,911	$708.7
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	Excludes the disposition of 45% interest in 1455 Market Street office property on January 7, 2015.

(3)	Excludes our sale of an option to acquire land at 9300 Culver on December 6, 2016.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in Part I, Item 1 of this Quarterly Report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”) from continuing operations. NOI is not a measure of operating results or cash flows from operating activities or cash flows as measured by GAAP and should not be considered an alternative to income from continuing operations, as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions. All companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management because when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing a perspective not immediately apparent from income from continuing operations. We calculate NOI as net income (loss) excluding corporate general and administrative expenses, depreciation and amortization, impairments, gains/losses on sales of real estate, interest expense, transaction-related expenses and other non-operating items. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI on a cash basis is NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and other non-cash adjustments to revenue and expenses.

Management further analyzes NOI by evaluating the performance from the following property groups:

•
Same-Store properties, which includes all of the properties owned and included in our stabilized portfolio as of July 1, 2016 and still owned and included in the stabilized portfolio as of September 30, 2017;

•
Non-Same-Store properties, held for sale properties, development projects, redevelopment properties and lease-up properties as of September 30, 2017 and other properties not owned or not in operation from July 1, 2016 through September 30, 2017.

The following table reconciles net income to NOI:

	Three Months Ended September 30,
	2017	2016	Dollar Change	Percent Change
Net income	$14,510	$5,217	$9,293	178.1%
Adjustments:
Interest expense	22,461	19,910	2,551	12.8
Interest income	(44)	(130)	86	(66.2)
Unrealized loss (gain) on ineffective portion of derivative instruments	37	(879)	916	(104.2)
Transaction-related expenses	598	315	283	89.8
Other income	(1,402)	(693)	(709)	102.3
Income from operations	36,160	23,740	12,420	52.3
Adjustments:
General and administrative	13,013	12,955	58	0.4
Depreciation and amortization	71,158	67,414	3,744	5.6
NOI	$120,331	$104,109	$16,222	15.6%

Same-Store NOI	$77,257	$72,964	$4,293	5.9%
Non-Same-Store NOI	43,074	31,145	11,929	38.3
NOI	$120,331	$104,109	$16,222	15.6%

The following table summarizes certain statistics of our Same-Store Office and Media and Entertainment properties:

	Three Months Ended September 30,
	2017	2016
Same-Store Office statistics:
Number of properties	32	32
Rentable square feet	7,901,375	7,901,375
Ending % leased	95.9%	95.6%
Ending % occupied	92.8%	94.6%
Average % occupied for the period	93.3%	92.7%
Average annual rental rate per square foot	$42.13	$39.50

Same-Store Media and Entertainment statistics:
Number of properties	2	2
Rentable square feet	873,002	873,002
Average % occupied for the period	90.6%	87.4%

The following table gives further detail on our NOI:

	Three Months Ended September 30,
	2017			2016
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$81,705	$57,452	$139,157	$78,137	$45,782	$123,919
Tenant recoveries	17,809	7,173	24,982	17,412	5,245	22,657
Parking and other	5,120	2,915	8,035	3,241	2,280	5,521
Total Office revenues	104,634	67,540	172,174	98,790	53,307	152,097

Media & Entertainment
Rental	8,220	2,792	11,012	7,102	—	7,102
Tenant recoveries	65	68	133	243	—	243
Other property-related revenue	5,048	1,513	6,561	5,005	—	5,005
Other	137	4	141	136	—	136
Total Media & Entertainment revenues	13,470	4,377	17,847	12,486	—	12,486

Total revenues	118,104	71,917	190,021	111,276	53,307	164,583

Operating Expenses
Office operating expenses	33,513	25,589	59,102	31,813	22,162	53,975
Media & Entertainment operating expenses	7,334	3,254	10,588	6,499	—	6,499
Total operating expenses	40,847	28,843	69,690	38,312	22,162	60,474

Office NOI	71,121	41,951	113,072	66,977	31,145	98,122
Media & Entertainment NOI	6,136	1,123	7,259	5,987	—	5,987
NOI	$77,257	$43,074	$120,331	$72,964	$31,145	$104,109

The following table gives further detail on our change to NOI:

	Three Months Ended September 30, 2017 as compared to Three Months Ended September 30, 2016
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$3,568	4.6%	$11,670	25.5%	$15,238	12.3%
Tenant recoveries	397	2.3	1,928	36.8	2,325	10.3
Parking and other	1,879	58.0	635	27.9	2,514	45.5
Total Office revenues	5,844	5.9	14,233	26.7	20,077	13.2

Media & Entertainment
Rental	1,118	15.7	2,792	100.0	3,910	55.1
Tenant recoveries	(178)	(73.3)	68	100.0	(110)	(45.3)
Other property-related revenue	43	0.9	1,513	100.0	1,556	31.1
Other	1	0.7	4	100.0	5	3.7
Total Media & Entertainment revenues	984	7.9	4,377	100.0	5,361	42.9

Total revenues	6,828	6.1	18,610	34.9	25,438	15.5

Operating expenses
Office operating expenses	1,700	5.3	3,427	15.5	5,127	9.5
Media & Entertainment operating expenses	835	12.8	3,254	100.0	4,089	62.9
Total operating expenses	2,535	6.6	6,681	30.1	9,216	15.2

Office NOI	4,144	6.2	10,806	34.7	14,950	15.2
Media & Entertainment NOI	149	2.5	1,123	100.0	1,272	21.2
NOI	$4,293	5.9%	$11,929	38.3%	$16,222	15.6%

NOI increased $16.2 million, or 15.6%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily resulting from:

•
A $4.1 million, or 6.2%, increase in NOI from our Same-Store Office properties resulting primarily from increased rental revenues relating to leases signed at our 1455 Market Street (Bank of America) and 875 Howard Street (Glu Mobile, Inc. and Snap, Inc.) properties at a higher rate than expiring leases and reduction in above-market lease amortization at our Towers at Shore Center property, partially offset by lower occupancy at our Rincon Center property. Tenant recoveries increased due to higher overall recoverable operating expenses. Parking and other revenues increased due to lease termination fees related to our Campus Center and 901 Market Street properties.

•
A $10.8 million, or 34.7%, increase in NOI from our Non-Same-Store Office properties resulting primarily from increased rental revenues relating to the commencement of Netflix, Inc.’s lease at our ICON property, leases signed at our Metro Center (Qualys, Inc.) and Shorebreeze (Y Media Labs) properties at a higher rate than expiring leases and acquisitions in 2016, which include 11601 Wilshire (acquired in July 2016), Hill7 (acquired in October 2016) and Page Mill Hill (acquired in December 2016), collectively referred to as “the 2016 Acquisitions.” The increase was partially offset by the sale of our 12655 Jefferson (sold in November 2016) and 222 Kearny Street (sold in February 2017) properties. The increase was also partially offset by lower revenues from our 604 Arizona property, which was taken off-line for a redevelopment project.

•
A $0.1 million, or 2.5%, increase in NOI from our Same-Store Media and Entertainment properties resulting primarily from higher rental revenues. The change was driven by increase in occupancy and production at Sunset Bronson Studios.

•	A $1.1 million, or 100.0%, increase in NOI from our Non-Same-Store Media and Entertainment property resulting from our acquisition of Sunset Las Palmas Studios in May 2017.

Office NOI

Same-Store

Same-Store Office rental revenues increased $3.6 million, or 4.6%, to $81.7 million for the three months ended September 30, 2017 compared to $78.1 million for the three months ended September 30, 2016. The increase was primarily due to leases signed at our 1455 Market Street (Bank of America) and 875 Howard Street (Glu Mobile, Inc. and Snap, Inc.) properties at a higher rate than expiring leases. The increase was also due to a reduction in above-market lease amortization at our Towers at Shore Center property, partially offset by lower occupancy at our Rincon Center property.

Same-Store Office tenant recoveries increased $0.4 million, or 2.3%, to $17.8 million for three months ended September 30, 2017 compared to $17.4 million for the three months ended September 30, 2016. The increase was due to higher overall recoverable operating expenses.

Same-Store Office parking and other revenues increased $1.9 million, or 58.0%, to $5.1 million for the three months ended September 30, 2017 compared to $3.2 million for the three months ended September 30, 2016. The increase was primarily due to lease termination fees related to our Campus Center and 901 Market Street properties.

Same-Store Office operating expenses increased $1.7 million, or 5.3%, to $33.5 million for the three months ended September 30, 2017 compared to $31.8 million for the three months ended September 30, 2016. The change was primarily due to an increase in repairs and maintenance expense and ground rent expense, partially offset by a decrease in operating expense due to property tax reassessments relating to the prior year for our Rincon Center property.

Non-Same-Store

Non-Same-Store Office rental revenues increased by $11.7 million, or 25.5%, to $57.5 million for the three months ended September 30, 2017 compared to $45.8 million for the three months ended September 30, 2016. The increase was primarily due to 2016 Acquisitions, rental revenues relating to the commencement of Netflix, Inc.’s lease at our ICON property, and leases signed at our Metro Center (Qualys, Inc.) and Shorebreeze (Y Media Labs) properties at a higher rate than expiring leases. The increase was also partially offset by lower revenues from our 604 Arizona property, which was taken off-line for a redevelopment project, and by the sale of our 12655 Jefferson and 222 Kearny Street properties.

Non-Same-Store Office tenant recoveries increased $1.9 million, or 36.8%, to $7.2 million for the three months ended September 30, 2017 compared to $5.2 million for the three months ended September 30, 2016. The increase was primarily due the commencement of Netflix, Inc.’s lease at our ICON property and the 2016 Acquisitions, partially offset by the sale of our 222 Kearny Street property.

Non-Same-Store Office parking and other revenues increased $0.6 million, or 27.9%, to $2.9 million for the three months ended September 30, 2017 compared to $2.3 million for the three months ended September 30, 2016. The increase was primarily due to the commencement of Netflix, Inc.’s lease at our ICON property and the 2016 Acquisitions, partially offset by the sale of our 222 Kearny Street property.

Non-Same-Store Office operating expenses increased by $3.4 million, or 15.5%, to $25.6 million for the three months ended September 30, 2017 compared to $22.2 million for the three months ended September 30, 2016. The increase was primarily due to the 2016 Acquisitions and the commencement of Netflix, Inc.’s lease at our ICON property, partially offset by the sale of our 222 Kearny Street property. In addition, the increase was partially offset by lower expenses from our 604 Arizona property, which was taken off-line for a redevelopment project.

Media & Entertainment NOI

Same-Store

Same-Store Media and Entertainment revenues increased by $1.0 million, or 7.9%, to $13.5 million for the three months ended September 30, 2017 compared to $12.5 million for the three months ended September 30, 2016. The activity was primarily related to an increase in rental revenues by $1.1 million to $8.2 million for the three months ended September 30, 2017 primarily due to an increase in occupancy and production at Sunset Bronson Studios. Tenant recoveries of $0.1 million for the three months ended September 30, 2017 remained relatively flat as compared to $0.2 million for the three months ended September 30, 2016. Other property-related revenues of $5.0 million for the three months ended September 30, 2017 remained relatively flat as compared to $5.0 million for the three months ended September 30, 2016.

Same-Store Media and Entertainment operating expenses increased $0.8 million, or 12.8%, to $7.3 million for the three months ended September 30, 2017 compared to $6.5 million for the three months ended September 30, 2016. The increase was due to overall increase in occupancy and production.

Non-Same-Store

Non-Same-Store Media and Entertainment revenues were $4.4 million for the three months ended September 30, 2017. Non-Same-Store Media and Entertainment operating expenses were $3.3 million for the three months ended September 30, 2017. We acquired Sunset Las Palmas Studios in May 2017, which caused the increase in revenues and expenses.

Other Expenses (Income)

Interest expense increased $2.6 million, or 12.8%, to $22.5 million for the three months ended September 30, 2017 compared to $19.9 million for the three months ended September 30, 2016. We had notes payable, excluding net deferred financing costs, of $2.66 billion at September 30, 2017 compared to $2.43 billion at September 30, 2016. The increase was primarily attributable to an increase in our unsecured revolving credit facility usage, $101.0 million of borrowings related to our Hill7 property and $50.0 million of borrowings related to a private placement drawn on September 15, 2016.

We recognized unrealized loss on our derivative instruments of $37 thousand during the three months ended September 30, 2017 as compared to $0.9 million unrealized gain during the three months ended September 30, 2016. The unrealized loss was related to a portion of our derivative instruments that was evaluated to be ineffective in 2016. In July 2016, we amended the interest rate swaps to add a 0.00% floor to one-month LIBOR and then de-designated the original swaps and designated the amended swaps as a hedge in order to minimize the ineffective portion of the original derivatives.

Other income increased $0.7 million, or 102.3%, to $1.4 million during the three months ended September 30, 2017 as compared to $0.7 million during the three months ended September 30, 2016. The change was primarily due to increased income related to a joint venture we entered into on June 16, 2016 to co-originate a loan secured by land in Santa Clara, California.

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $0.1 million, or 0.4%, to $13.0 million for the three months ended September 30, 2017 compared to $13.0 million for the three months ended September 30, 2016. The change was primarily attributable to the adoption of the 2017 Hudson Pacific Properties, Inc. Outperformance Program (“2017 OPP Plan”) and increased staffing to meet operational needs, partially offset by decreases in information technology expenses and investor relations costs.

Depreciation and amortization expense increased $3.7 million, or 5.6%, to $71.2 million for the three months ended September 30, 2017 compared to $67.4 million for the three months ended September 30, 2016. The increase was primarily related to depreciation expenses associated with the 2016 Acquisitions, our ICON property and the acquisition of Sunset Las Palmas Studios, partially offset by the reduction of depreciation expense as a result of the sale of our 222 Kearny Street property.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

NOI

Management evaluates NOI by evaluating the performance of the following property groups as evidenced by the comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016 results of operations:

•
Same-Store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2016 and still owned and included in the stabilized portfolio as of September 30, 2017;

•
Non-Same-Store properties, held for sale properties, development projects, redevelopment properties and lease-up properties as of September 30, 2017 and other properties not owned or not in operation from January 1, 2016 through September 30, 2017.

The following table reconciles net income to NOI:

	Nine Months Ended September 30,
	2017	2016	Dollar Change	Percent Change
Net income	$45,617	$15,228	$30,389	199.6%
Adjustments:
Interest expense	66,086	54,775	11,311	20.6
Interest income	(90)	(216)	126	(58.3)
Unrealized loss on ineffective portion of derivative instruments	82	1,630	(1,548)	(95.0)
Transaction-related expenses	598	376	222	59.0
Other income	(2,656)	(716)	(1,940)	270.9
Gains on sale of real estate	(16,866)	(8,515)	(8,351)	98.1
Income from operations	92,771	62,562	30,209	48.3
Adjustments:
General and administrative	41,329	38,474	2,855	7.4
Depreciation and amortization	217,340	201,890	15,450	7.7
NOI	$351,440	$302,926	$48,514	16.0%

Same-Store NOI	$220,895	$204,520	$16,375	8.0%
Non-Same-Store NOI	130,545	98,406	32,139	32.7
NOI	$351,440	$302,926	$48,514	16.0%

The following table summarizes certain statistics of our Same-Store Office and Media and Entertainment properties:

	Nine Months Ended September 30,
	2017	2016
Same-Store Office statistics:
Number of properties	31	31
Rentable square feet	7,725,130	7,725,130
Ending % leased	95.9%	95.5%
Ending % occupied	92.5%	94.5%
Average % occupied for the period	94.1%	94.4%
Average annual rental rate per square foot	$41.48	$38.85

Same-Store Media and Entertainment statistics:
Number of properties	2	2
Rentable square feet	873,002	873,002
Average % occupied for the period	90.6%	87.4%

The following table gives further detail on our NOI:

	Nine Months Ended September 30,
	2017			2016
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$231,645	$174,630	$406,275	$219,762	$138,431	$358,193
Tenant recoveries	47,433	19,988	67,421	49,279	15,214	64,493
Parking and other	13,430	8,716	22,146	9,760	6,343	16,103
Total Office revenues	292,508	203,334	495,842	278,801	159,988	438,789

Media & Entertainment
Rental	22,014	4,788	26,802	19,987	—	19,987
Tenant recoveries	795	132	927	655	—	655
Other property-related revenue	12,143	2,821	14,964	12,784	—	12,784
Other	261	10	271	226	—	226
Total Media & Entertainment revenues	35,213	7,751	42,964	33,652	—	33,652

Total revenues	327,721	211,085	538,806	312,453	159,988	472,441

Operating Expenses
Office operating expenses	87,306	75,218	162,524	89,187	61,582	150,769
Media & Entertainment operating expenses	19,520	5,322	24,842	18,746	—	18,746
Total operating expenses	106,826	80,540	187,366	107,933	61,582	169,515

Office NOI	205,202	128,116	333,318	189,614	98,406	288,020
Media & Entertainment NOI	15,693	2,429	18,122	14,906	—	14,906
NOI	$220,895	$130,545	$351,440	$204,520	$98,406	$302,926

The following table gives further detail on our change to NOI:

	Nine Months Ended September 30, 2017 as compared to Nine Months Ended September 30, 2016
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$11,883	5.4%	$36,199	26.1%	$48,082	13.4%
Tenant recoveries	(1,846)	(3.7)	4,774	31.4	2,928	4.5
Parking and other	3,670	37.6	2,373	37.4	6,043	37.5
Total Office revenues	13,707	4.9	43,346	27.1	57,053	13.0

Media & Entertainment
Rental	2,027	10.1	4,788	100.0	6,815	34.1
Tenant recoveries	140	21.4	132	100.0	272	41.5
Other property-related revenue	(641)	(5.0)	2,821	100.0	2,180	17.1
Other	35	15.5	10	100.0	45	19.9
Total Media & Entertainment revenues	1,561	4.6	7,751	100.0	9,312	27.7

Total revenues	15,268	4.9	51,097	31.9	66,365	14.0

Operating expenses
Office operating expenses	(1,881)	(2.1)	13,636	22.1	11,755	7.8
Media & Entertainment operating expenses	774	4.1	5,322	100.0	6,096	32.5
Total operating expenses	(1,107)	(1.0)	18,958	30.8	17,851	10.5

Office NOI	15,588	8.2	29,710	30.2	45,298	15.7
Media & Entertainment NOI	787	5.3	2,429	100.0	3,216	21.6
NOI	$16,375	8.0%	$32,139	32.7%	$48,514	16.0%

NOI increased $48.5 million, or 16.0%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily resulting from:

•
A $15.6 million, or 8.2%, increase in NOI from our Same-Store Office properties resulting primarily from increased rental revenues relating to leases signed at our 1455 Market Street (Uber Technologies, Inc. and Bank of America), 875 Howard Street (Glu Mobile, Inc. and Snap, Inc.) and 625 Second Street (Github, Inc. and Ziff Davis, LLC) properties at a higher rate than expiring leases. The increase was also due to a reduction in above-market lease amortization at our Towers at Shore Center property, partially offset by a one-time GAAP straight-line rent write-off at our 901 Market Street (NerdWallet) property. In addition, parking and other revenues increased due to lease termination fees related to our Campus Center and 901 Market Street properties. In addition, tenant recoveries decreased due to property tax adjustments relating to the prior year for our Rincon Center property and lower recoveries for our Towers at Shore Center property, partially offset by higher recoveries for our 1455 Market Street property.

•
A $29.7 million, or 30.2%, increase in NOI from our Non-Same-Store Office store properties resulting primarily from increased rental revenues relating to the commencement of Netflix, Inc.’s lease at our ICON property in the first quarter of 2017, leases signed at our Metro Center (Qualys, Inc. and BrightEdge Technologies, Inc.) property at a higher rate than expiring leases and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties. In addition, the increase was partially offset by lower revenues from our 604 Arizona property, which was taken off-line for a redevelopment project, and lower occupancy at our Palo Alto Square property.

•
A $0.8 million, or 5.3%, increase in NOI from our Same-Store Media and Entertainment properties resulted primarily from higher rental revenues. The increase was primarily from an increase in occupancy and production at Sunset Bronson Studios, partially offset by increase in property taxes due to adjustments made in the prior year.

•	A $2.4 million, or 100.0%, increase in NOI from our Non-Same-Store Media and Entertainment properties resulting from the acquisition of Sunset Las Palmas Studios in May 2017.

Office NOI

Same-Store

Same-Store Office rental revenues increased $11.9 million, or 5.4%, to $231.6 million for the nine months ended September 30, 2017 compared to $219.8 million for the nine months ended September 30, 2016. The increase was primarily due to leases signed at our 1455 Market Street (Uber Technologies, Inc. and Bank of America), 875 Howard Street (Glu Mobile, Inc. and Snap, Inc.) and 625 Second Street (Github, Inc. and Ziff Davis, LLC) properties at a higher rate than expiring leases. The increase was also due to a reduction in above-market lease amortization at our Towers at Shore Center property, partially offset by a one-time GAAP straight-line rent write-off at our 901 Market Street (NerdWallet) property.

Same-Store Office tenant recoveries decreased $1.8 million, or 3.7%, to $47.4 million for nine months ended September 30, 2017 compared to $49.3 million for the nine months ended September 30, 2016. The decrease was primarily related to lower property tax recovery resulting from a property tax reassessment of our Rincon Center property and lower recoveries for our Towers at Shore Center property, partially offset by higher recoveries for our 1455 Market Street property.

Same-Store Office parking and other revenues increased $3.7 million, or 37.6%, to $13.4 million for the nine months ended September 30, 2017 compared to $9.8 million for the nine months ended September 30, 2016. The increase was primarily due to lease termination fees related to our Campus Center and 901 Market Street properties.

Same-Store Office operating expenses decreased $1.9 million, or 2.1%, to $87.3 million for the nine months ended September 30, 2017 compared to $89.2 million for the nine months ended September 30, 2016. The decrease was primarily due to property tax reassessments relating to the prior year for our Rincon Center.

Non-Same-Store

Non-Same-Store Office rental revenues increased by $36.2 million, or 26.1%, to $174.6 million for the nine months ended September 30, 2017 compared to $138.4 million for the nine months ended September 30, 2016. The increase was primarily due to rental revenues relating to the commencement of Netflix, Inc.’s lease at our ICON property in the first quarter of 2017, leases signed at our Metro Center (Qualys, Inc. and BrightEdge Technologies, Inc.) property at a higher rate than expiring leases and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza and 222 Kearny Street properties. In addition, the increase was partially offset by lower revenues from our 604 Arizona property, which was taken off-line for a redevelopment project, and lower occupancy at our Palo Alto Square property.

Non-Same-Store Office tenant recoveries increased $4.8 million, or 31.4%, to $20.0 million for nine months ended September 30, 2017 compared to $15.2 million for the nine months ended September 30, 2016. The increase was primarily due the commencement of Netflix, Inc.’s lease at our ICON property and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza and 222 Kearny Street properties.

Non-Same-Store Office parking and other revenues increased $2.4 million, or 37.4%, to $8.7 million for the nine months ended September 30, 2017 compared to $6.3 million for the nine months ended September 30, 2016. The increase was primarily due the commencement of Netflix, Inc.’s lease at our ICON property and the 2016 Acquisitions, partially offset by the sale of our 222 Kearny Street property.

Non-Same-Store Office operating expenses increased by $13.6 million, or 22.1%, to $75.2 million for the nine months ended September 30, 2017 compared to $61.6 million for the nine months ended September 30, 2016. The increase was primarily due the commencement of Netflix, Inc.’s lease at our ICON property, higher expense at Metro Center and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza and 222 Kearny Street properties.

Media & Entertainment NOI

Same-Store

Same-Store Media and Entertainment revenues increased by $1.6 million, or 4.6%, to $35.2 million for the nine months ended September 30, 2017 as compared to $33.7 million for the nine months ended September 30, 2016. The activity was primarily related to a $2.0 million increase in rental revenue to $22.0 million for the nine months ended September 30, 2017 as compared to $20.0 million for the nine months ended September 30, 2016 as a result of an increase in occupancy and production at Sunset Bronson Studios. Tenant recoveries of $0.8 million for the nine months ended September 30, 2017 remained relatively flat as compared to $0.7 million for the nine months ended September 30, 2016. Other property-related revenues of $12.1 million for the nine months ended September 30, 2017 remained relatively flat as compared to $12.8 million for the nine months ended September 30, 2016.

Same-Store Media and Entertainment operating expenses increased by $0.8 million, 4.1%, to $19.5 million for the nine months ended September 30, 2017 compared to $18.7 million for the nine months ended September 30, 2016. The increase was due to overall increase in occupancy and production.

Non-Same-Store

Non-Same-Store Media and Entertainment revenues were $7.8 million for the nine months ended September 30, 2017. Non-Same-Store Media and Entertainment operating expenses were $5.3 million for the nine months ended September 30, 2017. We acquired Sunset Las Palmas Studios in May 2017, which caused the increase in revenues and expenses.

Other Expenses (Income)

Interest expense increased $11.3 million, or 20.6%, to $66.1 million for the nine months ended September 30, 2017 compared to $54.8 million for the nine months ended September 30, 2016. At September 30, 2017, we had $2.66 billion of notes payable, compared to $2.43 billion at September 30, 2016, excluding net deferred financing costs. The increase was primarily attributable to a $400.0 million net increase in term loan debt and private placement borrowings and $101.0 million borrowings related to our Hill7 property, partially offset by interest savings related to the paydown on our indebtedness associated with our Sunset Gower Studios, Sunset Bronson Studios and 901 Market Street properties.

We recognized unrealized loss on our derivative instruments of $0.1 million during the nine months ended September 30, 2016 as compared to $1.6 million during the nine months ended September 30, 2016. The unrealized loss was related to a portion of our derivative instruments that was evaluated to be ineffective in 2016. In July 2016, we amended the interest rate swaps to add a 0.00% floor to one-month LIBOR and then de-designated the original swaps and designated the amended swaps as a hedge in order to minimize the ineffective portion of the original derivatives.

Other income increased $1.9 million, or 270.9%, to $2.7 million for the nine months ended September 30, 2017 compared to $0.7 million for the nine months ended September 30, 2016. The change was primarily due to increased income related to a joint venture we entered into on June 16, 2016 to co-originate a loan secured by land in Santa Clara, California.

We recognized $16.9 million gains on sale of real estate for the nine months ended September 30, 2017 compared to a $8.5 million for the nine months ended September 30, 2016. We completed the sale of our 222 Kearny Street and 3402 Pico Boulevard properties in 2017 and completed the sale of our Bayhill Office Center, Patrick Henry Drive and One Bay Plaza properties in 2016.

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $2.9 million, or 7.4%, to $41.3 million for the nine months ended September 30, 2017 compared to $38.5 million for the nine months ended September 30, 2016. The increase in general and administrative expenses was primarily attributable to the adoption of the 2017 OPP, increased staffing to meet operational needs and investor relations costs.

Depreciation and amortization expense increased $15.5 million, or 7.7%, to $217.3 million for the nine months ended September 30, 2017 compared to $201.9 million for the nine months ended September 30, 2016. The increase was primarily related to depreciation expenses associated with 2016 Acquisitions, our ICON property and the acquisition of Sunset Las Palmas Studios, partially offset by the reduction of depreciation expense as a result of the sale of our One Bay Plaza and 222 Kearny Street properties.

Liquidity and Capital Resources

We had $87.7 million of cash and cash equivalents at September 30, 2017.

As of September 30, 2017, we had $150.0 million of total undrawn capacity under our unsecured revolving credit facility.

We have an at-the-market equity offering program, or ATM program, which allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through September 30, 2017.

On January 20, 2016, our Board authorized a share repurchase program to buy up to $100.0 million of our outstanding common stock. No share repurchases were made through September 30, 2017.

Based on the closing price of our common stock of $33.53 on September 30, 2017, our ratio of debt to total market capitalization was approximately 33.5% (counting Series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding Series A preferred units, plus the book value of our total consolidated indebtedness.

On October 2, 2017, our operating partnership completed an underwritten public offering of $400.0 million in senior notes due November 1, 2027. The notes were issued at 99.815% of par, with a coupon of 3.950%. The notes are fully and unconditionally guaranteed by us. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $396.7 million, which was used to repay $150.0 million of our 5-year term loan due April 2020 with the remainder of the net proceeds, together with cash on hand, used to fully repay the $250.0 million balance outstanding under our unsecured revolving credit facility.

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

As of September 30, 2017, we had outstanding notes payable of $2.66 billion (before $16.8 million of net deferred financing costs and including notes payable associated with real estate held for sale), of which $1.42 billion, or 53.4%, was variable rate debt. $839.5 million of the variable rate debt is subject to derivative instruments described in Part I, Item 1 “Note 10 to the Consolidated Financial Statements—Derivative Instruments.”

The following table sets forth information with respect to the amounts included in notes payable, net as of:

	September 30, 2017	December 31, 2016	Interest Rate(1)	Contractual Maturity Date
UNSECURED NOTES PAYABLE
Unsecured Revolving Credit Facility(2)	$250,000	$300,000	LIBOR + 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	450,000	450,000	LIBOR + 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	175,000	175,000	LIBOR + 1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	350,000	LIBOR + 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	125,000	LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	110,000	4.34%	1/2/2023
Series E Notes	50,000	50,000	3.66%	9/15/2023
Series B Notes	259,000	259,000	4.69%	12/16/2025
Series D Notes	150,000	150,000	3.98%	7/6/2026
Series C Notes	56,000	56,000	4.79%	12/16/2027
TOTAL UNSECURED NOTES PAYABLE	1,975,000	2,025,000

SECURED NOTES PAYABLE
Rincon Center(7)	98,896	100,409	5.13%	5/1/2018
Sunset Gower Studios/Sunset Bronson Studios	5,001	5,001	LIBOR + 2.25%	3/4/2019	(3)
Met Park North(8)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(7)	27,549	27,929	5.32%	3/11/2022
Pinnacle I(9)(10)	129,000	129,000	3.95%	11/7/2022
Element LA	168,000	168,000	4.59%	11/6/2025
Pinnacle II(10)	87,000	87,000	4.30%	6/11/2026
Hill7(11)	101,000	101,000	3.38%	11/6/2026
TOTAL SECURED NOTES PAYABLE	680,946	682,839
TOTAL NOTES PAYABLE	2,655,946	2,707,839
Held for sale balances(10)	(216,000)	(216,000)
Deferred financing costs, net(12)	(15,588)	(18,516)
TOTAL NOTES PAYABLE, NET(13)	$2,424,358	$2,473,323
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2017, which may be different than the interest rates as of December 31, 2016 for corresponding indebtedness.

(2)	We have the option to make an irrevocable election to change the interest rate depending on our credit rating. As of September 30, 2017, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)
Effective July 2016, $300.0 million of the term loan was effectively fixed at 2.75% to 3.65% per annum through the use of two interest rate swaps. See Part I, Item 1 “Note 10 to our Consolidated Financial Statements—Derivative Instruments” for details.

(5)
Effective July 2016, the outstanding balance of the term loan was effectively fixed at 3.36% to 4.31% per annum through the use of two interest rate swaps. See Part I, Item 1 “Note 10 to our Consolidated Financial Statements—Derivative Instruments” for details.

(6)
Effective June 1, 2016, the outstanding balance of the term loan was effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Part I, Item 1 “Note 10 to our Consolidated Financial Statements—Derivative Instruments” for details.

(7)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(8)
This loan bears interest only. Interest on the full loan amount was effectively fixed at 3.71% per annum through the use of an interest rate swap. See Part I, Item 1 “Note 10 to our Consolidated Financial Statements—Derivative Instruments” for details.

(9)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(10)
We own 65% of the ownership interests in the consolidated joint venture that owns the Pinnacle I and II properties. The full amount of the loan is shown. We entered into an agreement on September 14, 2017 to sell our ownership interest in the consolidated joint venture that owns Pinnacle I and Pinnacle II. The sale is expected to close in the fourth quarter of 2017. These properties meet the definition of properties held for sale.

(11)
We own 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. The maturity date of this loan can be extended for an additional two years at a higher interest rate and with principal amortization.

(12)	Excludes deferred financing costs related to properties held for sale and amounts related to establishing our unsecured revolving credit facility.

(13)	Excludes amounts related to a public offering of $400 million aggregate principal amount of 3.950% senior notes due 2027 that closed October 2, 2017.

The operating partnership was in compliance with its financial covenants as of September 30, 2017.

Cash Flows
A comparison of our cash flow activity is as follows:

	Nine Months Ended September 30,
	2017	2016	Dollar Change	Percent Change
Net cash provided by operating activities	$239,604	$200,852	$38,752	19.3%
Net cash used in investing activities	(384,479)	(219,981)	(164,498)	74.8
Net cash provided by financing activities	150,190	59,025	91,165	154.5

Cash and cash equivalents and restricted cash were $113.5 million and $108.2 million at September 30, 2017 and December 31, 2016, respectively.

Operating Activities

Net cash provided by operating activities increased by $38.8 million to $239.6 million for the nine months ended September 30, 2017 compared to $200.9 million for the nine months ended September 30, 2016. The change resulted primarily from an increase in cash NOI, as defined, from our office and media and entertainment properties, driven by our Sunset Las Palmas Studios acquisition, 2016 Acquisitions and higher rental revenue across our portfolio, partially offset by lower cash NOI related to One Bay Plaza (sold in June 2016) and 222 Kearny Street (sold in February 2017) properties.

Investing Activities

Net cash used in investing activities increased by $164.5 million to $384.5 million for the nine months ended September 30, 2017 compared to $220.0 million for the nine months ended September 30, 2016. The increase resulted primarily from a reduction in proceeds from sales of real estate properties and an increase in cash used for additions to investment in real estate, partially offset by a reduction in cash used to acquire real estate.

Financing Activities

Net cash provided by financing activities increased by $91.2 million to $150.2 million for the nine months ended September 30, 2017 compared to $59.0 million for the nine months ended September 30, 2016. The change resulted primarily from a reduction in repurchases of common units in our operating partnership and reduction in payments of notes payable, partially offset by a reduction in proceeds from notes payable and reduction in proceeds from sale of stock.

Contractual Obligations and Commitments

During the nine months ended September 30, 2017, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2016 Annual Report on Form 10-K. See Part I, Item 1 “Note 8 to our Consolidated Financial Statements—Notes Payable, net” for information regarding our minimum future principal payments due on our note payables. See Part I, Item 1 “Note 12 to our Consolidated Financial Statements—Future Minimum Lease Payments” for information regarding our future minimum ground lease payments.

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

The following table presents a reconciliation of net income to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$14,510	$5,217	$45,617	$15,228
Adjustments:
Depreciation and amortization of real estate assets	70,555	66,965	215,788	200,525
Gains on sale of real estate	—	—	(16,866)	(8,515)
FFO attributable to non-controlling interests	(6,609)	(4,902)	(18,561)	(13,574)
Net income attributable to preferred units	(159)	(159)	(477)	(477)
FFO to common stockholders and unitholders	$78,297	$67,121	$225,501	$193,187

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2016 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2017 to the information provided in Part II, Item 7A, of our 2016 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, Inc.)

There have been no changes that occurred during the third quarter of the year covered by this report in Hudson Pacific Properties, Inc.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, L.P.)

There have been no changes that occurred during the third quarter of the year covered by this report in Hudson Pacific Properties, L.P.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)Recent Sales of Unregistered Securities:

During the third quarter of 2017, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the third quarter of 2017, the Company issued an aggregate of 950 shares of its common stock to certain of its non-employee directors as compensation in lieu of cash, out of which no shares of common stock were forfeited to the Company in connection with tax withholding obligations for a net issuance of 950 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the third quarter of 2017, our operating partnership issued an aggregate of 950 common units to the Company.

All other issuances of unregistered equity securities of our operating partnership during the third quarter of 2017 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with over $6.91 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	10-K	001-34789	10.1	February 26, 2016
3.4	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
4.1	Indenture, dated October 2, 2017, among Hudson Pacific Properties, L.P., and U.S. Bank National Association	8-K	001-34789	4.1	October 2, 2017
4.2	Supplemental Indenture No. 1, dated October 2, 2017, among Hudson Pacific Properties, L.P., Hudson Pacific Properties, Inc. and U.S. Bank National Association	8-K	001-34789	4.2	October 2, 2017
10.1	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan*	8-K	001-34789	10.1	May 25, 2017
10.2	Indemnification Agreement, dated August 16, 2017, by and between Hudson Pacific Properties, Inc. and Andrea Wong
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements **

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 3, 2017	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 3, 2017	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 3, 2017	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 3, 2017	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)