Form 10-K
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2018-02-16
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____
Commission file number 001-34789 (Hudson Pacific Properties, Inc.)
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
Hudson Pacific Properties, Inc.  Yes  ☒   No  ☐     Hudson Pacific Properties, L.P.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

As of June 30, 2017, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) was $5.23 billion based upon the last sales price on June 30, 2017 for the registrant’s Common Stock.

There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at February 9, 2018 was 156,679,052.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2018 Annual Meeting of Stockholders to be held May 24, 2018 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the United States Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2017 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of December 31, 2017, Hudson Pacific Properties, Inc. owned approximately 99.6% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. The remaining approximately 0.4% of outstanding common units at December 31, 2017 were owned by certain of our executive officers and directors, certain of their affiliates and other outside investors. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.

We believe combining the annual reports on Form 10-K of Hudson Pacific Properties, Inc. and the operating partnership into this single report results in the following benefits:

•	enhancing investors’ understanding of our Company and our operating partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminating duplicative disclosure and providing a more streamlined and readable presentation because a substantial portion of the disclosures apply to both our Company and our operating partnership; and

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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. Business

Company Overview

We are a vertically integrated real estate company focused on acquiring, repositioning, developing and operating high-quality office and state-of-the-art media and entertainment properties in high-growth, high-barrier-to-entry submarkets throughout Northern and Southern California and the Pacific Northwest. We invest across the risk-return spectrum, favoring opportunities where we can employ leasing, capital investment and management expertise to create additional value. As of December 31, 2017, our portfolio included office properties, comprising an aggregate of approximately 13.3 million square feet, and media and entertainment properties, comprising approximately 1.2 million square feet of sound-stage, office and supporting production facilities. We also own undeveloped density rights for approximately 3.0 million square feet of future office and residential space.

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

Business and Growth Strategies

We invest in Class-A office and media and entertainment properties located in high barrier-to-entry, innovation-centric submarkets with significant growth potential. Our positioning within these submarkets allows us to attract and retain quality, growth companies as tenants, many in the technology and media and entertainment sectors. The purchase of properties with a value-add component, typically through off-market transactions, also facilitates our growth. These types of assets afford us the opportunity to capture embedded rent growth and occupancy upside, and to strategically invest capital to reposition and redevelop assets to generate additional cash flow. We take a more measured approach to ground-up development, with most under-construction, planned or potential projects located on ancillary sites part of existing operating assets. Management expertise across disciplines supports execution at all levels of the Company’s operations. In particular, aggressive leasing and proactive asset management, combined with a focus on conservatively managing our balance sheet, are central to our strategy.

Major Tenants

As of December 31, 2017, the 15 largest tenants in our office portfolio represented approximately 37.3% of the total annualized base rent generated by our office properties. As of December 31, 2017, our two largest tenants were Google, Inc. and Netflix, Inc., which together accounted for 9.8% of the annualized base rent generated by our office properties.

For further detail regarding major tenants, see Item 2 “Properties—Tenant Diversification of Office Portfolio.”

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

•
Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no competing real estate business interests outside of our Company. Additionally, as of December 31, 2017, our senior management team owned approximately 1.5% of our common stock on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

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

•
Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our IPO, including through 14 offerings (including two public offerings of 8.375% Series B Cumulative Preferred Stock, ten public offerings of our common stock, one private placement of our common stock and one public offering of senior notes) and continuous offerings under our at-the-market (“ATM”) program for aggregate total proceeds of approximately $3.81 billion (before underwriters’ discounts and transaction costs) as of December 31, 2017. Available cash on hand and our unsecured credit facility provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy, while maintaining a flexible and conservative capital structure. As of December 31, 2017, we had total borrowing capacity of approximately $400.0 million under our unsecured revolving credit facility, $100.0 million of which had been drawn. Based on the closing price of our common stock of $34.25 on December 31, 2017, we had a debt-to-market capitalization ratio (counting Series A preferred units in our operating partnership, or Series A preferred units, as debt) of approximately 31.2%. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities.

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

On April 1, 2015, we completed the acquisition of the EOP Northern California Portfolio (“EOP Acquisition”) from certain affiliates of Blackstone Group L.P. (“Blackstone”). The EOP Acquisition consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout Northern California. The total consideration paid for the EOP Acquisition, before certain credits, prorations and closing costs, included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of Hudson Pacific Properties, Inc. and common units in our operating partnership. Following a common stock offering and common unit repurchase on January 10, 2017, Blackstone informed us that they no longer owned common stock or common units in the Company or the operating partnership.

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

Segment and Geographic Financial Information

We report our results of operations through two segments: (i) office properties and (ii) media and entertainment properties. As of December 31, 2017, the office properties reporting segment included 51 properties, totaling approximately 13.3 million square feet strategically located in many of our target markets, while the media and entertainment reporting segment included three properties, totaling approximately 1.2 million square feet.

All of our business is conducted in Northern and Southern California and the Pacific Northwest. For information about our revenues and other financial information, see our consolidated financial statements included in this report and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Employees

At December 31, 2017, we had 293 employees. At December 31, 2017, four of our employees were subject to collective bargaining agreements. Each of these employees are on-site at the Sunset Bronson Studios property. We believe that relations with our employees are good.

Principal Executive Offices

Our principal executive offices are located at 11601 Wilshire Blvd., Ninth Floor, Los Angeles, California 90025 and our telephone number is (310) 445-5700. We believe that our current facilities are adequate for our present operations.

Regulation

General

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of the properties in our portfolio have the necessary permits and approvals to operate its business.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We have developed and undertaken continuous capital improvement programs at certain properties in the past. These capital improvement programs will continue to progress and certain ADA upgrades will continue to be integrated into the planned improvements, specifically at the media and entertainment properties where we are able to utilize in-house construction crews to minimize costs for required ADA-related improvements. However, some of our properties may currently be in noncompliance with the ADA. Such noncompliance could result in the incurrence of additional costs to attain compliance, the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Independent environmental consultants have conducted Phase I Environmental Site Assessments at all of the properties in our portfolio using the American Society for Testing and Materials (“ASTM”) Practice E 1527-05. A Phase I Environmental Site Assessment is a report prepared for real estate holdings that identifies potential or existing environmental contamination liabilities. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or asbestos or lead surveys. None of the recent site assessments identified any known past or present contamination that we believe would have a material adverse effect on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing building materials (“ACBM”) or lead-based paint (“LBP”) and may impose fines and penalties for failure to comply with these requirements or expose us to third party liability (e.g., liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing ACBM and LBP (and employers in such buildings) properly manage and maintain the asbestos and lead, adequately notify or train those who may come into contact with asbestos or lead, and undertake special precautions, including removal or other abatement, if asbestos or lead would be disturbed during renovation or demolition of a building. Some of our properties contain ACBM and/or LBP and we could be liable for such damages, fines or penalties.

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

Corporate Sustainability and Giving

We are committed to high performance sustainable operations. All of our office properties are benchmarked in the U.S. Environmental Protection Agency’s ENERGY STAR Portfolio Manager, with 50% of the portfolio achieving an ENERGY STAR certification, and all developments are or will be Leadership in Energy & Environmental Design (“LEED”) certified. We are keenly focused on developing and operating innovative, energy and water efficient world class properties that also incorporate robust recycling and green cleaning best practices. In keeping with our continuous process improvement approach, in 2017 we developed and began implementing a Sustainability Strategic Plan to ensure the appropriate evolution of sustainability execution, with a focus on ways to drive positive financial and environmental outcomes for shareholders, tenants, employees and the communities in which we invest.

We are also committed to corporate social responsibility as part of our culture and value proposition to stakeholders. We uphold the highest business ethics, are committed to best-in-class standards for the health and safety for our employees, tenants and service provider partners, and have a robust community-giving program. Specifically, we support and encourage our employees’ contributions to charitable organizations. To assist employees’ charitable giving and augment the impact of their charitable dollars, we created the Hudson Pacific Properties Charitable Giving Program. This program encourages employees to contribute to qualifying charitable organizations by matching donations and providing additional paid time off for volunteerism and providing donations to qualifying nonprofit organizations to which our employees volunteer.

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

•	the inability to successfully integrate acquired properties, realize the anticipated benefits of acquisitions or capitalize on value creation opportunities;

•	the impact of changes in the tax laws as a result of recent federal tax reform legislation and uncertainty as to how some of those changes may be applied;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	other factors affecting the real estate industry generally.

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

A significant portion of our rental revenue is derived from tenants in the technology and media and entertainment industries. Consequently, we are susceptible to adverse developments affecting the demand by tenants in these industries for office, production and support space in Northern and Southern California and the Pacific Northwest and, more particularly, in Hollywood and the South of Market area of the San Francisco submarket. As we continue our development and potential acquisition activities in markets populated by knowledge-and creative-based tenants in the technology and media and entertainment industries, our tenant mix could become more concentrated, further exposing us to risks in those industries. Any adverse development in the technology and media and entertainment industries could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

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

In order to maintain our qualification as a REIT, we are required to meet various requirements under the Internal Revenue Code of 1986, as amended, or the Code, including that we distribute annually at least 90% of our net taxable income, excluding any net capital gain. In addition, we will be subject to federal corporate income tax to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

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

Our unsecured revolving credit facility, registered senior notes, term loan facility and note purchase agreement restrict our ability to engage in some business activities.

Our unsecured revolving credit facility, registered senior notes, term loan facility and note purchase agreement contain customary negative covenants and other financial and operating covenants that, among other things:

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

Our Sunset Las Palmas Studios property has only been under our management since it was acquired in 2017. This property may have characteristics or deficiencies unknown to us that could affect its valuation or revenue potential. In addition, there can be no assurance that the operating performance of this property will not decline under our management. We cannot assure you that we will be able to operate this property successfully.

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

As of December 31, 2017, the 15 largest tenants in our office portfolio represented approximately 37.3%
of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2017, our two largest tenants were Google, Inc. and Netflix, Inc., which together accounted for 9.8% of the annualized base rent generated by our office properties. If Google, Inc. and Netflix, Inc. were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event described above could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2017, approximately 10.5% of the square footage of the office properties in our portfolio was available (taking into account uncommenced leases signed as of December 31, 2017), and an additional approximately 13.8% of the square footage of the office properties in our portfolio is scheduled to expire in 2018 (includes leases scheduled to expire on December 31, 2017). Furthermore, substantially all of the square footage of the media and entertainment properties in our portfolio (other than KTLA and Netflix, Inc. leases at Sunset Bronson Studios) are typically short-term leases of one year or less. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, causing our financial condition, results of operations, cash flow and per share trading price of our securities to be adversely affected.

To the extent adverse economic conditions continue in the real estate market and demand for office space remains low, we expect that, upon expiration of leases at our properties, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

Eleven of our properties are subject to ground leases (including properties with a portion of the land subject to a ground lease). See Part IV, Item 15(a) “Financial Statement and Schedules—Note 7 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments Future Minimum Rents” for more information regarding our ground lease agreements. If any of these ground leases are terminated following a default or expire without being extended, we may lose our interest in the related property and may no longer have the right to receive any of the rental income from such property, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

The ground sublease for the Del Amo property is subject and subordinate to a ground lease, the termination of which could result in a termination of the ground sublease.

The property on which the Del Amo building is located is subleased by Del Amo Fashion Center Operating Company, L.L.C., or Del Amo, through a long-term ground sublease. The ground sublease is subject and subordinate to the terms of a ground lease between the fee owner of the Del Amo property and the sub-landlord under the ground sublease. The fee owner has not granted to the subtenant under the ground sublease any rights of non-disturbance. Accordingly, a termination of the ground lease for any reason, including a rejection thereof by the ground tenant under the ground lease in a bankruptcy proceeding, could result in a termination of the ground sublease. In the event of a termination of the ground sublease, we may lose our interest in the Del Amo building and may no longer have the right to receive any of the rental income from the Del Amo building. In addition, our lack of any non-disturbance rights from the fee owner may impair our ability to obtain financing for the Del Amo building.

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

We carry commercial property (including earthquake), liability and terrorism coverage on all the properties in our portfolio (most are covered under a blanket insurance policy while a few are under individual policies), in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We have selected policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, we do not carry insurance for losses such as those arising from riots or war because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, like those covering losses due to terrorism or earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could affect certain of our properties that are located in areas particularly susceptible to natural disasters. All of the properties we currently own are located in Northern and Southern California and the Pacific Northwest, areas especially susceptible to earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements.

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

On January 7, 2015, we entered into a joint venture with the Canada Pension Plan Investment Board (“CPPIB”), through which CPPIB purchased a 45% interest in our 1455 Market office property. On October 7, 2016, we entered into another joint venture with CPPIB to acquire the Hill7 property. In addition to our joint ventures with CPPIB, we may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusions, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have recently increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	result in misstated financial reports, violations of loan covenants, and/or missed reporting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any resulting damages;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our tenants and investors generally.

Any or all of the foregoing could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

Our business and operations would suffer in the event of IT networks and related systems failures.

Despite system redundancy and the planned implementation of a disaster recovery plan and security measures for our IT networks and related systems, our systems are vulnerable to damage from any number of sources, including computer viruses, energy blackouts, natural disasters, terrorism, war, and telecommunication failure. We rely on our IT networks and related systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Any failure to maintain proper function, security and availability of our IT networks and related systems could interrupt our operations, damage our reputation and subject us to liability claims or regulatory penalties. Further, we are dependent on our personnel and, although we are working to implement a formal disaster recovery plan to assist our employees and to facilitate their maintaining continuity of operations after events such as energy blackouts, natural disasters, terrorism, war, and telecommunication failures, we can provide no assurance that any of the foregoing events would not have an adverse effect on our results of operations.

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

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that our stockholders otherwise believe to be in their best interest. Certain provisions of the Maryland General Corporation Law (“the MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interest of our stockholders, including:

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

In connection with our formation transactions for our IPO, we entered into tax protection agreements with certain third-party contributors that provide that if we dispose of any interest with respect to certain properties in a taxable transaction during the period from the closing of our IPO on June 29, 2010 through certain specified dates ranging through 2027, we will indemnify the third-party contributors for certain tax liabilities payable as a result of the sale (as well as tax liabilities payable as a result of the reimbursement payment). Certain contributors’ rights under the tax protection agreements with respect to these properties will, however, expire at various times (depending on the rights of such partner) during the period beginning in 2017 and prior to the expiration, in 2027, of the maximum period for indemnification. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages, if any, in the amount of certain taxes payable by these contributors (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

Our tax protection agreements may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Our tax protection agreements provide that during the period from the closing of our IPO on June 29, 2010, through certain specified dates ranging through 2027, our operating partnership will offer certain holders of units who continue to hold the units received in respect of the formation transactions the opportunity to guarantee debt. If we fail to make such opportunities available, we will be required to indemnify such holders for certain tax liabilities, if any, resulting from our failure to make such opportunities available to them (and any tax liabilities payable as a result of the indemnity payment). We agreed to these provisions in order to assist certain contributors in deferring the recognition of taxable gain as a result of and after the formation transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

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

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal corporate income tax on our taxable income;

•	we also could be subject to the federal alternative minimum tax for taxable years prior to 2018 and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

We currently own an interest in one taxable REIT subsidiary and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of our total assets may be represented by securities, including securities of taxable REIT subsidiaries, other than those securities includable in the 75% asset test. Further, for taxable years beginning after December 31, 2017, not more than 20% of the value of our total assets may be represented by securities of taxable REIT subsidiaries. We anticipate that the aggregate value of the stock and other securities of any taxable REIT subsidiaries that we own will be less than 20% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable asset test limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with these limitations or avoid application of the 100% excise tax discussed above.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under recently enacted tax legislation (the “2017 Tax Legislation”), U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities.

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

The 2017 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect us and our stockholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (determined without regard to the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.

Many of these changes that are applicable to us are effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the IRS and the U.S. Department of the Treasury, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial in the future. We continue to work with our tax advisors and auditors to determine the full impact that the 2017 Tax Legislation as a whole will have on us.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2017, our portfolio consisted of 54 properties (52 wholly-owned properties and two properties owned by joint ventures), located in 13 California submarkets and in three Seattle submarkets, totaling approximately 14.5 million square feet.

Our in-service office properties include stabilized office properties and lease-up office properties. Stabilized office properties consist of Same-Store properties and Non-Same-Store properties. Same-Store properties include all of the properties owned and included in our stabilized portfolio as of January 1, 2016 and still owned and included in the stabilized portfolio as of December 31, 2017. Lease-up properties are defined as those properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development.

The following table sets forth certain information relating to each of the in-service office properties, redevelopment, development and held for sale properties owned as of December 31, 2017:

			Percent Leased(2)	Annualized Base Rent(3)	Annualized Base Rent Per Square Foot(4)
Location	Submarket	Square Feet(1)
SAME-STORE(5)
Greater Seattle, Washington
Northview Center	Lynnwood	182,009	94.8%	$3,544,226	$21.23
Met Park North	South Lake Union	190,748	95.8	5,296,965	28.99
Merrill Place	Pioneer Square	163,768	95.8	4,738,713	30.66
505 First	Pioneer Square	288,140	97.4	6,455,866	23.00
83 King	Pioneer Square	185,206	100.0	4,742,559	28.64
Subtotal		1,009,871	96.8%	24,778,329	$26.07
San Francisco Bay Area, California
1455 Market(6)	San Francisco	1,025,833	99.7%	$40,472,477	$39.56
275 Brannan	San Francisco	54,673	100.0	3,261,352	59.65
625 Second	San Francisco	138,080	100.0	8,664,372	62.77
875 Howard	San Francisco	286,270	100.0	12,197,068	42.63
901 Market	San Francisco	206,697	100.0	11,004,655	55.41
Rincon Center	San Francisco	580,850	94.4	30,361,087	55.39
Towers at Shore Center	Redwood Shores	334,483	83.2	16,381,859	58.84
Skyway Landing	Redwood Shores	247,173	88.9	9,944,188	46.87
3176 Porter (formerly Lockheed)	Palo Alto	42,899	100.0	3,011,716	70.20
3400 Hillview	Palo Alto	207,857	100.0	13,735,024	66.08
Clocktower Square	Palo Alto	100,344	79.0	4,112,028	78.83
Foothill Research Center	Palo Alto	195,376	100.0	12,920,752	66.14
Campus Center	Milpitas	471,580	100.0	15,845,088	33.60
1740 Technology	North San Jose	206,876	98.0	7,466,150	36.81
Concourse	North San Jose	944,386	96.9	28,212,197	32.50
Skyport Plaza	North San Jose	418,086	99.1	13,639,733	33.59
Subtotal		5,461,463	96.7%	$231,229,746	$44.59
Los Angeles, California
6922 Hollywood	Hollywood	205,523	87.7%	$8,493,830	$47.13
6040 Sunset (formerly Technicolor Building)	Hollywood	114,958	100.0	5,220,427	45.41
3401 Exposition	West Los Angeles	63,376	100.0	2,783,957	43.93
10900 Washington	West Los Angeles	9,919	100.0	422,549	42.60
10950 Washington	West Los Angeles	159,025	100.0	6,717,466	42.24
Element LA	West Los Angeles	284,037	100.0	15,871,935	55.88
Del Amo	Torrance	113,000	100.0	3,327,208	29.44
Subtotal		949,838	97.3%	$42,837,372	$46.33
Total Same-Store		7,421,172	96.8%	$298,845,447	$42.32

NON-SAME-STORE
San Francisco Bay Area, California
555 Twin Dolphin	Redwood Shores	198,936	93.1%	$9,595,641	$51.83
Page Mill Center	Palo Alto	176,245	99.9	12,090,642	68.64

			Percent Leased(2)	Annualized Base Rent(3)	Annualized Base Rent Per Square Foot(4)
Location	Submarket	Square Feet(1)
Page Mill Hill	Palo Alto	182,676	87.1	10,371,206	65.16
Subtotal		557,857	93.3%	$32,057,489	$61.60
Los Angeles, California
ICON	Hollywood	325,757	100.0%	$17,800,735	$54.64
Subtotal		325,757	100.0%	$17,800,735	$54.64
Total Non-Same-Store		883,614	95.8%	$49,858,224	$58.92
Total Stabilized		8,304,786	96.7%	$348,703,671	$44.10

LEASE-UP
Greater Seattle, Washington
Hill7(7)	South Lake Union	284,527	100.0%	$9,371,541	$36.57
Subtotal		284,527	100.0%	$9,371,541	$36.57
San Francisco Bay Area, California
Peninsula Office Park	San Mateo	447,739	89.0%	$18,550,336	$47.24
Metro Center	Foster City	730,215	79.6	27,571,653	47.45
333 Twin Dolphin	Redwood Shores	182,789	74.6	7,735,117	56.73
Shorebreeze	Redwood Shores	230,932	71.5	8,730,444	56.09
Palo Alto Square	Palo Alto	333,254	76.8	20,373,010	79.61
Techmart	Santa Clara	284,440	88.9	10,536,177	43.71
Gateway	North San Jose	609,093	81.3	15,811,721	34.48
Metro Plaza	North San Jose	456,921	76.5	12,382,999	35.55
Subtotal		3,275,383	80.4%	$121,691,457	$47.36
Los Angeles, California
11601 Wilshire	West Los Angeles	500,475	88.1%	$17,876,406	$41.66
Subtotal		500,475	88.1%	$17,876,406	$41.66
Total Lease-Up		4,060,385	82.7%	$148,939,404	$45.76
Total In-Service		12,365,171	92.1%	$497,643,075	$44.58

REDEVELOPMENT
Greater Seattle, Washington
95 Jackson (formerly Merrill Place Theater Building)	Pioneer Square	31,659	79.2%	$—	$—
Subtotal		31,659	79.2%	$—	$—
Los Angeles, California
MaxWell	Downtown Los Angeles	99,090	—%	$—	$—
Fourth & Traction	Downtown Los Angeles	120,937	—	—	—
604 Arizona	West Los Angeles	44,260	100.0	—	—
Subtotal		264,287	16.7%	$—	$—
Total Redevelopment		295,946	23.4%	$—	$—

DEVELOPMENT
Greater Seattle, Washington
450 Alaskan	Pioneer Square	170,974	67.6%	$3,584,540	$38.00
Subtotal		170,974	67.6%	$3,584,540	$38.00
Los Angeles, California
CUE	Hollywood	91,953	100.0%	$—	$—
Subtotal		91,953	100.0%	$—	$—

			Percent Leased(2)	Annualized Base Rent(3)	Annualized Base Rent Per Square Foot(4)
Location	Submarket	Square Feet(1)
Total Development		262,927	78.9%	$3,584,540	$38.00

HELD FOR SALE
San Francisco Bay Area, California
2600 Campus Drive (building 6 of Peninsula Office Park)	San Mateo	63,050	—%	$—	$—
2180 Sand Hill	Palo Alto	45,613	94.6	4,228,529	97.97
Embarcadero Place	Palo Alto	197,402	77.2	6,969,599	45.74
Subtotal		306,065	63.9%	$11,198,128	$57.27
Los Angeles, California
9300 Wilshire	West Los Angeles	61,422	78.9%	$2,276,443	$46.99
Subtotal		61,422	78.9%	$2,276,443	$46.99
Total Held for Sale		367,487	66.4%	$13,474,571	$55.23
Total Redevelopment, Development and Held for Sale		926,360	56.2%	$17,059,111	$50.42
_____________

(1)
Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.

(2)	Calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2017, divided by (ii) total square feet, expressed as a percentage.

(3)
Presented on an annualized basis and is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2017, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

(4)	Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2017. Annualized base rent does not reflect tenant reimbursements.

(5)	Defined as all of the properties owned and included in our stabilized portfolio as of January 1, 2016 and still owned and included in the stabilized portfolio as of December 31, 2017.

(6)	We have a 55% ownership interest in the consolidated joint venture that owns the 1455 Market property.

(7)	We have a 55% ownership interest in the consolidated joint venture that owns the Hill7 property.

The following table sets forth certain information relating to each of the land properties owned as of December 31, 2017:

Location	Submarket	Square Feet(1)	Percent of Total
San Francisco Bay Area, California
Cloud10 (formerly Skyport Plaza)	North San Jose	350,000	11.5%
Campus Center	Milpitas	946,350	31.1
Subtotal		1,296,350	42.6%

Los Angeles, California
EPIC	Hollywood	300,000	9.8%
Sunset Bronson Studios—Lot D(2)	Hollywood	19,816	0.7
Sunset Gower Studios—Redevelopment	Hollywood	423,396	13.9
Sunset Las Palmas Studios—Harlow (formerly 1021 Seward)(3)	Hollywood	106,125	3.5
Sunset Las Palmas Studios—Redevelopment	Hollywood	400,000	13.1
Element LA	West Los Angeles	500,000	16.4
Subtotal		1,749,337	57.4%
TOTAL		3,045,687	100.0%
_____________

(1)	Square footage for land assets represents management’s estimate of developable square feet, the majority of which remains subject to entitlement approvals that have not yet been obtained.

(2)	Square footage for Sunset Bronson Studios—Lot D represents management’s estimate of developable square feet for 33 residential units.

(3)	Square footage for Sunset Las Palmas Studios—Harlow would require the demolition of approximately 45,000 square feet of existing improvements.

Leases at our media and entertainment properties are typically short-term leases of one year or less, other than the KTLA and Netflix, Inc. leases at our Sunset Bronson Studios property. The following table sets forth certain information relating to each of the media and entertainment properties owned as of December 31, 2017:

Property	Square Feet		Percent Leased		Annual Base Rent(2)		Annual Base Rent Per Leased Square Foot(3)
Sunset Gower Studios	564,976	(1)	88.5%		$16,733,352		$33.47
Sunset Bronson Studios	308,026		94.9		11,197,439		38.30
Total Same-Store Media & Entertainment	873,002		90.7%	(2)	$27,930,791	(3)	$35.26	(4)

Sunset Las Palmas Studios(5)	376,925		76.1
Total Non-Same-Store Media & Entertainment	376,925		76.1%	(6)
Total Media & Entertainment	1,249,927
_____________

(1)	Square footage for Sunset Gower Studios excludes 6,650 square feet of restaurant space that was taken off-line for redevelopment during the third quarter of 2017.

(2)	Percent leased for Same-Store Media and Entertainment properties is the average percent leased for the 12 months ended December 31, 2017.

(3)	Annual base rent for Same-Store Media and Entertainment properties reflects actual base rent for the 12 months ended December 31, 2017, excluding tenant reimbursements.

(4)	Annual base rent per leased square foot for the Same-Store Media and Entertainment properties is calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2017.

(5)	The base rent for Sunset Las Palmas Studios for the eight months ended December 31, 2017 is $7.8 million ($41.11 per leased square foot), excluding tenant reimbursements.

(6)	Percent leased for Non-Same-Store Media and Entertainment properties is the average percent leased for the eight months ended December 31, 2017.

Office Portfolio

Our office portfolio consists of 51 office properties comprising an aggregate of approximately 13.3 million square feet. As of December 31, 2017, our in-service office properties were approximately 92.1% leased (giving effect to leases signed but not commenced as of that date). All of our office properties are located in Northern and Southern California and the Pacific Northwest. As of December 31, 2017, the weighted average remaining lease term for our stabilized office portfolio was 4.8 years.

Tenant Diversification of Office Portfolio

Our office portfolio is currently leased to a variety of companies. The following table sets forth information regarding the 15 largest tenants in our office portfolio based on annualized base rent as of December 31, 2017:

	Property	Number of		Lease Expiration	Total Leased Square Feet	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
Tenant		Leases	Properties
Google, Inc.(2)	Various	3	3	Various	472,189	3.6%	$32,636,370	6.3%
Netflix, Inc.(3)	ICON	1	1	12/31/2026	325,757	2.5	17,800,735	3.5
Cisco Systems, Inc.(4)	Various	2	2	Various	474,576	3.6	15,946,113	3.1
Riot Games, Inc.(5)	Element LA	1	1	3/31/2030	284,037	2.1	15,871,935	3.1
Uber Technologies, Inc.(6)	1455 Market	1	1	2/28/2025	309,811	2.3	15,042,228	2.9
Qualcomm	Skyport Plaza	2	1	7/31/2022	376,817	2.8	13,276,016	2.6
Salesforce.com(7)	Rincon Center	2	1	Various	265,394	2.0	13,260,782	2.6
Square, Inc.(8)	1455 Market	1	1	9/27/2023	338,910	2.5	11,761,423	2.3
Stanford(9)	Various	4	3	Various	151,249	1.1	10,615,279	2.1
GSA(10)	Various	5	5	Various	194,485	1.5	9,139,692	1.8
EMC Corporation(11)	Various	3	2	Various	294,756	2.2	8,055,636	1.6
NetSuite, Inc.(12)	Peninsula Office Park	2	1	Various	166,667	1.3	8,020,100	1.6
NFL Enterprises(13)	Various	2	2	12/31/2023	167,606	1.3	7,140,016	1.4
Nutanix, Inc.(14)	Various	2	2	3/31/2021	176,446	1.3	6,751,364	1.3
White & Case LLP(15)	Palo Alto Square	2	1	Various	66,363	0.5	5,829,623	1.1
Total		33	27		4,065,063	30.6%	$191,147,312	37.3%
_____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2017, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

(2)
Google, Inc. expirations by property and square footage: (i) 207,857 square feet at 3400 Hillview expiring on November 30, 2021; (ii) 97,872 square feet at Foothill Research Center expiring on February 28, 2025 and (iii) 166,460 square feet at Rincon Center on February 29, 2028.

(3)	Netflix, Inc. is expected to take possession of an additional 52,626 square feet at CUE during the first quarter of 2018 and 39,327 square feet at CUE during the fourth quarter of 2018.

(4)
Cisco Systems, Inc. expirations by property and square footage: (i) 471,580 square feet at Campus Center expiring on December 31, 2017 and (ii) 2,996 square feet at Concourse expiring March 31, 2018. Campus Center was taken off-line for redevelopment on January 1, 2018.

(5)	Riot Games, Inc. may elect to exercise their early termination right effective March 31, 2025.

(6)	Uber Technologies, Inc. is expected to take possession of an additional 15,209 square feet at 1455 Market during the first quarter of 2018.

(7)
Salesforce.com expirations by square footage: (i) 83,016 square feet expiring on July 31, 2025; (ii) 83,372 square feet expiring on April 30, 2027; (iii) 93,028 square feet expiring on October 31, 2028 and (iv) 5,978 square feet of month-to-month storage space. This tenant may elect to exercise their early termination right with respect to 74,966 square feet between August 1, 2021 and September 30, 2021.

(8)	Square, Inc. is expected to take possession of an additional 26,011 square feet at 1455 Market during the third quarter of 2018.

(9)
Stanford expirations by property and square footage: (i) Board of Trustees Stanford 18,753 square feet at Page Mill Hill expiring February 28, 2019; (ii) Stanford Healthcare 63,201 square feet at Page Mill Center expiring June 30, 2019; (iii) Stanford University 26,080 square feet at Palo Alto Square expiring on December 31, 2019 and (iv) Board of Trustees Stanford 43,215 square feet at Page Mill Center expiring December 31, 2022.

(10)
GSA expirations by property and square footage: (i) 5,266 square feet at Rincon Center expiring March 7, 2018; (ii) 71,729 square feet at 1455 Market expiring on February 19, 2019; (iii) 28,993 square feet at Northview Center expiring on April 4, 2020; (iv) 28,316 square feet at Rincon Center expiring May 31, 2020; (v) 41,793 square feet at 901 Market expiring on July 31, 2021 and (vi) 18,388 square feet at Concourse expiring on May 7, 2024. This tenant may elect to exercise their early termination right at 901 Market with respect to 41,793 square feet any time after November 1, 2017 with 120 days prior written notice.

(11)
EMC expirations by property and square footage: (i) 66,510 square feet at 875 Howard expiring on June 30, 2019; (ii) 185,292 square feet at 505 First expiring on October 18, 2021 and (iii) 42,954 square feet at 505 First expiring on December 31, 2023.

(12)	NetSuite, Inc. expirations by square footage: (i) 37,597 square feet expiring on August 31, 2019 and (ii) 129,070 square feet expiring on May 31, 2022.

(13)
NFL Enterprises by property and square footage: (i) 157,687 square feet at 10950 Washington and (ii) 9,919 square feet at 10900 Washington. This tenant may elect to exercise their early termination right with respect to 167,606 square feet effective December 31, 2022.

(14)
Nutanix, Inc. expirations by square footage: (i) 148,325 square feet at 1740 Technology and (ii) 28,121 square feet at Metro Plaza. At 1740 Technology, Nutanix is expected to take possession of an additional 19,027 square feet during the second quarter of 2018 and 8,652 square feet during the fourth quarter of 2018.

(15)	White & Case LLP expirations by square footage at Palo Alto Square: (i) 26,490 square feet on January 14, 2018 and (ii) 39,873 square feet on January 31, 2028.

Lease Distribution of Office Portfolio

The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2017:

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Leased Square Feet	Percentage of Office Portfolio Leased Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
2,500 or Less	252	28.9%	367,337	3.1%	$15,488,708	2.9%
2,501-10,000	369	42.2	1,892,796	15.9	86,640,667	16.1
10,001-20,000	82	9.4	1,166,050	9.8	56,835,075	10.6
20,001-40,000	63	7.2	1,777,484	14.9	87,583,849	16.4
40,001-100,000	37	4.2	2,266,243	19.0	104,350,966	19.5
Greater than 100,000	19	2.2	3,873,907	32.5	163,802,920	30.6
Building management use	24	2.7	156,532	1.3	—	—
Signed leases not commenced	28	3.2	412,720	3.5	20,735,630	3.9
Office Portfolio Total:	874	100.0%	11,913,069	100.0%	$535,437,815	100.0%
_____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including uncommenced leases, as of December 31, 2017 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations of Office Portfolio

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2017 plus available space, for each of the ten full calendar years beginning January 1, 2017 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Expiring Leases	Square Footage of Expiring Leases	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)
Vacant		1,378,462	10.5%
2017(3)	19	728,519	5.5	$25,038,886	4.6%	$34.37
2018	161	1,092,776	8.3	48,431,136	9.1	44.32
2019	162	1,670,751	12.6	75,658,067	14.2	45.28
2020	128	1,142,245	8.6	53,934,005	10.1	47.22
2021	98	1,313,784	9.9	55,100,389	10.3	41.94
2022	86	1,175,667	8.9	52,550,007	9.8	44.70
2023	42	1,122,788	8.5	41,446,929	7.8	36.91
2024	35	599,925	4.5	29,965,786	5.6	49.95
2025	17	708,427	5.4	34,980,819	6.6	49.38
2026	14	561,905	4.2	31,082,496	5.8	55.32
Thereafter	26	1,164,442	8.8	64,871,598	12.2	55.71
Building management use	24	156,532	1.2	—	—	—
Signed leases not commenced(4)	28	412,720	3.1	20,735,630	3.9	50.24
Total/Weighted Average(5)	840	13,228,943	100.0%	$533,795,748	100.0%	$45.04
_____________

(1)
Rent data for our office properties is presented on an annualized basis without regard to cancellation options. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) as of December 31, 2017, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

(2)
Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases, divided by (ii) square footage under commenced leases as of December 31, 2017.

(3)	Included within the expiring square footage for 2017 is 471,850 square feet related to the Cisco Systems, Inc. lease at Campus Center.

(4)
Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for space not occupied as of December 31, 2017 and is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under uncommenced leases for vacant space as of December 31, 2017, divided by (ii) square footage under uncommenced leases as of December 31, 2017.

(5)	Total expiring square footage does not include 62,588 square feet of month-to-month leases.

Historical Office Tenant Improvements and Leasing Commissions

The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Year Ended December 31,
	2017	2016	2015
Renewals (1)
Number of leases	110	124	90
Square feet	865,937	1,588,437	661,724
Tenant improvement costs per square foot (2)(3)	$5.46	$9.19	$12.00
Leasing commission costs per square foot (2)	5.63	7.59	6.71
Total tenant improvement and leasing commission costs (2)	$11.09	$16.78	$18.71

New leases (4)
Number of leases	135	140	135
Square feet	1,263,707	1,321,824	924,832
Tenant improvement costs per square foot (2)(3)	$50.32	$52.56	$34.55
Leasing commission costs per square foot (2)	15.81	16.28	13.70
Total tenant improvement and leasing commission costs (2)	$66.13	$68.84	$48.25

Total
Number of leases	245	264	225
Square feet	2,129,644	2,910,261	1,586,556
Tenant improvement costs per square foot (2)(3)	$32.08	$28.89	$25.14
Leasing commission costs per square foot (2)	11.67	11.53	10.78
Total tenant improvement and leasing commission costs (2)	$43.75	$40.42	$35.92
_____________

(1)	Excludes retained tenants that have relocated or expanded into new space within our portfolio.

(2)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.

(3)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted at the time the lease commenced.

(4)	Includes retained tenants that have relocated or expanded into new space within our portfolio.

Historical Office Leasing Activity

The following table sets forth certain historical information regarding leasing activity for our office properties:

	Total Square Feet
	Year Ended December 31,
	2017	2016	2015
Vacant space available at the beginning of period	1,573,433	2,150,780	806,559
Expirations as of the last day of the prior period	64,254	241,474	61,586
Adjustment for remeasured square footage	30,108	(3,631)	(3,633)
Properties acquired vacant space	—	256,611	1,561,081
Properties placed in service	—	—	166,800
Properties disposed vacant space	(79,156)	(231,589)	(54,268)
Leases expiring or terminated during the period	1,499,147	1,252,708	683,567
Total space available for lease	3,087,786	3,666,353	3,221,692
Leases with new tenants	889,863	798,026	533,577
Lease renewals	526,981	650,133	139,188
Leases signed (uncommenced) at the end of the period	292,480	644,761	398,147
Total space leased	1,709,324	2,092,920	1,070,912
Vacant space available for lease at the end of the period	1,378,462	1,573,433	2,150,780

Media and Entertainment Portfolio

Our portfolio of operating properties includes three properties that we consider to be media and entertainment properties, comprising an aggregate of 1.2 million square feet located in the heart of Hollywood in Southern California. We define our media and entertainment properties as those properties in our portfolio that are primarily used for the physical production of media content, such as television programs, feature films, commercials, music videos and photographs. These properties feature a fully-integrated environment within which our media and entertainment-focused tenants can access production, post-production, traditional office component and support facilities that enables them to conduct their business in a collaborative and efficient setting.

Leasing Characteristics

The duration of typical lease terms for tenants of media and entertainment properties tends to be shorter than those of traditional office properties. Generally, lease terms are one year or less, as tenants are never certain as to whether their productions will continue to be carried by networks or cable channels. However, historically, many entertainment tenants have exercised renewal options such that their actual tenancy is extended for multiple years. Additionally, occupancy levels for sound stage space and office and support space tend to run in parallel, as a majority of stage users also require office and support space. In addition, we require tenants at our media and entertainment properties to use our facilities for items such as lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). Accordingly, our other property-related revenues typically track overall occupancy of our media and entertainment properties. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

Description of our Properties

Sunset Gower Studios, Hollywood, California

Sunset Gower Studios is a 15.7-acre media and entertainment property. The property, a fixture in the Los Angeles-based entertainment industry since it was built in the 1920s, served as Columbia Pictures’ headquarters through 1972 and is now one of the largest independent media and entertainment properties in the United States. Sunset Gower Studios offers 12 stages and typically serves as home to single-camera television and motion picture production tenants.

Sunset Bronson Studios, Hollywood, California

Sunset Bronson Studios is a 10.6-acre media and entertainment property. The property, which was built in phases from 1924 through 1981, formerly served as Warner Brothers Studios’ headquarters and has been continuously operated as a media and entertainment property since the 1920s. The property includes a Historical-Cultural Monument designation for the Site of the Filming of the First Talking Film (The Jazz Singer) that is specific to the building structure that fronts Sunset Boulevard. Sunset Bronson Studios offers 11 stages and caters to multi-camera television productions, such as game shows, talk shows or courtroom shows that record in video and require a control room to manage and edit the productions’ multiple cameras.

Sunset Las Palmas Studios, Hollywood, California

In May 2017, we acquired Sunset Las Palmas Studios, a 15-acre media and entertainment property. The property, which was built in 1919, has played host to iconic television shows such as I Love Lucy, The Addams Family, and Jeopardy!, as well as a scores of films including The Karate Kid, When Harry Met Sally..., The Player and Hell’s Angels. Sunset Las Palmas Studios offers 12 stages, with a mix of single camera and multi-camera productions. The primary focus is production requiring multi-camera stages and control rooms, with notable current tenants including Comedy Central, ABC and The Walt Disney Company.
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

PART II

ITEM 5. Market for Hudson Pacific Properties, Inc. Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 9, 2018, Hudson Pacific Properties, Inc. had approximately 156,679,052 shares of common stock outstanding, including unvested restricted stock grants. Hudson Pacific Properties, Inc. common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010. The quarterly high, low and closing prices of our common stock from January 1, 2016 through December 31, 2017, as reported by the NYSE, are set forth below for the periods indicated.

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

On December 31, 2017, the reported closing sale price per share of our common stock on the NYSE was $34.25. The following table shows our dividends declared, and the high, low and closing sale prices for our common stock as reported by the NYSE for the periods indicated:

Fiscal year 2017	High	Low	Close	Per Share of Common Stock Dividends Declared
First quarter	$36.75	$33.48	$34.64	$0.25
Second quarter	36.14	32.41	34.19	0.25
Third quarter	34.54	31.53	33.53	0.25
Fourth quarter	35.90	32.94	34.25	0.25

Fiscal year 2016	High	Low	Close	Per Share of Common Stock Dividends Declared
First quarter	$29.60	$22.77	$28.92	$0.20
Second quarter	30.18	26.79	29.18	0.20
Third quarter	34.38	28.85	32.87	0.20
Fourth quarter	35.84	31.58	34.78	0.20

The closing sale price for our common stock on February 9, 2018, as reported by the NYSE, was $29.21. As of February 9, 2018, there were 68 stockholders of record of our common stock.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2017, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of Hudson Pacific Properties, Inc. equity securities during the fourth quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1 - October 31, 2017	—	$—	N/A	N/A
November 1 - November 30, 2017	—	—	N/A	N/A
December 1 - December 31, 2017	343,127	34.25	N/A	N/A
Total	343,127	$34.25	N/A	N/A
_____________

(1)	The price paid per share is based on the closing price of our common stock, as reported by the NYSE, as of the date of the determination of the statutory federal tax income.

 Equity Compensation Plan Information

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Market for Hudson Pacific Properties, L.P. Common Capital, Related Unitholder Matters and Issuer Purchases of Units

There is no established public trading market for our operating partnership’s common units. As of February 9, 2018, there were six holders of record of common units (including through our general partnership interest).

As of February 9, 2018, our operating partnership had 569,045 common units outstanding that were not owned by us. There is no active trading market for our operating partnership units.

The following table reports the distributions per common unit declared during the years ended December 31, 2017 and 2016, respectively.

Fiscal year 2017	Per Unit Distributions Declared
First quarter	$0.25
Second quarter	0.25
Third quarter	0.25
Fourth quarter	0.25

Fiscal year 2016	Per Unit Distributions Declared
First quarter	$0.20
Second quarter	0.20
Third quarter	0.20
Fourth quarter	0.20
Recent Sales of Unregistered Securities

During the fourth quarter of December 31, 2017, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the fourth quarter of December 31, 2017, the Company issued an aggregate of 642,835 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 343,127 shares of common stock were forfeited to the Company in connection with restricted stock awards for a net issuance of 299,708 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the fourth quarter of December 31, 2017, our operating partnership issued an aggregate of 642,835 common units to the Company.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2017 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with over $6.62 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the repurchases of operating partnership equity securities during the fourth quarter of 2017:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)	Total Number Of Units Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Units That May Yet Be Purchased Under The Plans Or Programs
October 1 - October 31, 2017	—	$—	N/A	N/A
November 1 - November 30, 2017	—	—	N/A	N/A
December 1 - December 31, 2017	343,127	34.25	N/A	N/A
Total	343,127	$34.25	N/A	N/A
_____________

(1)	The price paid per unit is based on the closing price of our common stock, as reported by the NYSE, as of the date of the determination of the statutory federal tax income.

 Equity Compensation Plan Information

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

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

The following graph shows our cumulative total stockholder return for the five-year period ending on December 31, 2017. The graph assumes a $100 investment in each of the indices on December 31, 2012 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”), and industry peer groups. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Hudson Pacific Properties, Inc.	100.00	106.28	148.97	142.18	180.37	181.58
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
SNL U.S. REIT Equity	100.00	103.72	132.24	135.89	147.96	159.94
MSCI US REIT	100.00	102.47	133.60	136.97	148.75	156.29
NAREIT All Equity REITs	100.00	102.86	131.69	135.42	147.11	159.86

ITEM 6. Selected Financial Data

The following tables set forth selected consolidated financial and operating data. The financial information has been derived from our historical Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows and is adjusted for the impact of subsequent accounting changes that require retrospective applications, if any. The following data should be read in conjunction with our financial statements and the related notes, see Part IV, Item 15(a) and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this report.
HUDSON PACIFIC PROPERTIES, INC. and HUDSON PACIFIC PROPERTIES, L.P. (in thousands)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Total Office revenues	667,110	593,236	481,718	213,786	165,441
Total Media & Entertainment revenues	61,029	46,403	39,132	39,629	40,117
Income from operations	136,603	89,407	47,388	48,677	27,960

HUDSON PACIFIC PROPERTIES, INC.
	Year Ended December 31,
	2017	2016	2015	2014	2013
Basic and diluted per share amounts:
Net income (loss) attributable to common stockholders—basic	$0.44	$0.26	$(0.19)	$0.15	$(0.27)
Net income (loss) attributable to common stockholders—diluted	$0.44	$0.25	$(0.19)	$0.15	$(0.27)
Weighted average shares of common stock outstanding—basic	153,488,730	106,188,902	85,927,216	65,792,447	55,182,647
Weighted average shares of common stock outstanding—diluted	153,882,814	110,369,055	85,927,216	66,509,447	55,182,647
Dividends declared per common share	$1.000	$0.800	$0.575	$0.500	$0.500

HUDSON PACIFIC PROPERTIES, INC. and HUDSON PACIFIC PROPERTIES, L.P. (in thousands)

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:(1)
Investment in real estate, net	$5,889,943	$6,050,933	$5,500,462	$2,036,638	$1,918,988
Total assets	6,622,070	6,678,998	6,254,035	2,335,509	2,124,904
Notes payable, net	2,421,380	2,688,010	2,260,716	912,683	924,938
Total liabilities	2,700,929	2,966,071	2,514,821	1,050,317	1,011,563
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177	10,177	10,177	10,475
Series B cumulative redeemable preferred stock	—	—	—	145,000	145,000

Other data:
Cash flows provided by (used in)
Operating activities	$292,959	$226,774	$175,783	$63,483	$43,975
Investing activities	$(333,038)	$(524,897)	$(1,797,699)	$(246,361)	$(424,042)
Financing activities	$33,167	$334,754	$1,658,641	$170,590	$393,947
Stabilized office properties leased rate as of end of period(2)	96.7%	96.4%	95.3%	94.6%	95.4%
In-Service office properties leased rate as of end of period(3)	92.1%	91.2%	90.1%	N/A	N/A
Same-Store Media & Entertainment occupied rate as of end of period(4)	90.7%	89.1%	78.5%	71.6%	69.9%
Non-Same-Store Media & Entertainment occupied rate as of end of period(5)	76.1%	N/A	N/A	N/A	N/A
_____________

(1)	These balances are presented as stated in their respective Form 10-Ks, with the exception of subsequent accounting changes that require retrospective applications.

(2)	Stabilized office properties include Same-Store and Non-Same-Store properties.

(3)	In-service office properties include stabilized and lease-up office properties.

(4)	Percent leased for Same-Store Media and Entertainment properties is the average percent leased for the 12 months ended December 31, 2017.

(5)	Percent leased for Non-Same-Store Media and Entertainment properties is the average percent leased for the eight months ended December 31, 2017.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, see Part IV, Item 15(a) “Financial Statements and Schedules.” Statements in this Item 7 contain forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In particular, information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations (“FFO”) market conditions and demographics) are forward-looking statements. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. Accordingly, investors should use caution and not place undue reliance on this information, which speaks only as of the date of this report. We expressly disclaim any responsibility to update any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information.

For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking statements see Part I, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2017, our consolidated office portfolio consisted of approximately 13.3 million square feet of in-service, redevelopment, development and held for sale properties. Additionally, as of December 31, 2017, our media and entertainment portfolio consisted of 1.2 million square feet of in-service and redevelopment properties.

As of December 31, 2017, our consolidated in-service office portfolio was 92.1% leased (including leases not yet commenced). Our Same-Store media and entertainment properties were 90.7% leased for the average percent leased for the 12 months ended December 31, 2017. Our Non-Same-Store media and entertainment property was 76.1% leased for the average percent leased for the eight months ended December 31, 2017.

Current Year Highlights

Acquisitions

During 2017, we continued to focus on strategic acquisitions by investing across the risk-return spectrum, favoring opportunities where we can employ leasing, capital investments and management expertise to create additional value. We purchased Sunset Las Palmas Studios (formerly Hollywood Center Studios), a 373,150 square-foot media and entertainment campus with future development rights consisting of 13 stages, production offices and support space on 15 acres. Additionally, we purchased the ground lease related to our 11601 Wilshire property. The following table summarizes the properties acquired in 2017:

Property	Submarket	Month of Acquisition	Square Feet	Purchase Price(1) (in millions)
Sunset Las Palmas Studios(2)	Hollywood	May 2017	369,000	$200.0
11601 Wilshire land(3)	West Los Angeles	June 2017	N/A	50.0
6666 Santa Monica(4)	Hollywood	June 2017	4,150	3.2
Total			373,150	$253.2
_____________

(1)	Represents purchase price before certain credits, prorations and closing costs.

(2)
The purchase price above does not include equipment purchased by us for $2.8 million, which was transacted separately from the studio acquisition. In April 2017, we drew $150.0 million under the unsecured revolving credit facility to fund the acquisition.

(3)
On July 1, 2016, we purchased a partial interest in land held as a tenancy in common in conjunction with our acquisition of the 11601 Wilshire property. The land interest held as a tenancy in common was accounted for as an equity method investment. On June 15, 2017, we purchased the remaining interest, which was fair valued and allocated to land and building.

(4)	This parcel is adjacent to the Sunset Las Palmas Studios property.

Dispositions

We disposed of four office properties during 2017 that were non-strategic assets in our portfolio. These dispositions resulted in $45.6 million of gains. The following table summarizes the properties sold in 2017:

Property	Month of Disposition	Square Feet	Sales Price(1) (in millions)
222 Kearny	February 2017	148,797	$51.8
3402 Pico	March 2017	50,687	35.0
Pinnacle I and Pinnacle II(2)	November 2017	623,777	350.0
Total		823,261	$436.8
_____________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)
The consolidated joint venture that owned Pinnacle I and Pinnacle II sold the properties to affiliates of Blackstone. In conjunction with the sale, the $216.0 million debt secured by these properties was assumed by the purchasers.

Held for Sale

As of December 31, 2017, we had four properties that met the criteria to be classified as held for sale. The following table summarizes properties classified as held for sale as of December 31, 2017:

Property	Purchase and Sale Executed	Square Feet	Sales Price(1) (in millions)
2180 Sand Hill	November 2017	45,613	$82.5
2600 Campus Drive (building 6 of Peninsula Office Park)	December 2017	63,050	22.5
Embarcadero Place	December 2017	197,402	136.0
9300 Wilshire	December 2017	61,422	13.8
Total		367,487	$254.8
____________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

Redevelopment/Development

Properties are selected for redevelopment when we believe the result of doing so will render a higher economic return. We may engage in the development or redevelopment of office properties when market conditions support a favorable risk-adjusted return. A redevelopment can consist of a range of improvements to a property, and may constitute a complete structural renovation of a building or remodeling select areas to make the property more attractive to tenants. Redevelopment and development properties are excluded from our in-service portfolio to maintain consistency in evaluating our performance from period to period. The redevelopment and development process is generally capital-intensive and occurs over the course of several months or years. Commonly associated with newly-acquired properties, redevelopment efforts may also occur at properties we currently own. At December 31, 2017, there were a total of four properties included in property under development in our Consolidated Balance Sheets: 95 Jackson (formerly Merrill Place Theater Building), MaxWell, CUE and EPIC.

Financings

In January 2017, we completed an underwritten public offering of 8,881,575 shares of common stock for total proceeds, net of transaction costs, of approximately $310.9 million. Proceeds were used to repurchase 8,881,575 common units in the operating partnership from Blackstone and Farallon Capital Management, LLC (“the Farallon Funds”).

In March 2017, we completed an underwritten public offering of 9,775,000 shares of common stock for total proceeds, net of transaction costs, of approximately $337.5 million. Proceeds from the offering were used to fully repay a $255.0 million balance outstanding under our unsecured revolving credit facility and for our acquisition of Sunset Las Palmas.

In October 2017, we completed our inaugural public offering of $400.0 million registered senior notes due November 1, 2027. The net proceeds from the offering, after deducting the underwriting discounts and offering expenses, were approximately $396.7 million and were used to repay $150.0 million of our 5-year term loan due April 2020 with the remainder of the net proceeds, together with cash on hand, used to repay $250.0 million outstanding under our unsecured revolving credit facility.

In November 2017, the consolidated joint venture that owned Pinnacle I and Pinnacle II sold the properties to affiliates of Blackstone for $350.0 million. In conjunction with the sale, the $216.0 million debt secured by these properties was assumed by the purchasers. Additionally, we used proceeds from the sale and cash on hand to repay $100.0 million of our 5-year term loan due November 2020.

Factors That May Influence Our Operating Results

Business and Strategy

We invest in Class-A office and media and entertainment properties located in high barrier-to-entry, innovation-centric submarkets with significant growth potential. Our positioning within these submarkets allows us to attract and retain quality growth companies as tenants, many of which are in the technology and media and entertainment sectors. The purchase of properties with a value-add component, typically through off-market transactions, also facilitates our growth. These types of assets afford us the opportunity to capture embedded rent growth and occupancy upside, and to strategically invest capital to reposition and redevelop assets to generate additional cash flow. We take a more measured approach to ground-up development, with most under-construction, planned or potential projects located on ancillary sites part of existing operating assets. Management expertise across disciplines supports execution at all levels of our operations. In particular, aggressive leasing and proactive asset management, combined with a focus on conservatively managing our balance sheet, are central to our strategy.

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2017, the percent leased for our in-service office properties was approximately 92.1% (or 90.3%, excluding leases signed but not commenced as of that date). As of December 31, 2017, the percent leased, based on a 12-month trailing average, was approximately 90.7% and 76.1% for same-store media and entertainment and non-same-store media and entertainment properties, respectively. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our media and entertainment properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets

The properties in our portfolio are all located in Northern and Southern California and the Pacific Northwest. Positive or negative changes in economic or other conditions in Northern and Southern California or the Pacific Northwest, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to acquiring, developing and assessing the carrying values of our real estate properties, our accrued liabilities, and our performance-based equity compensation awards. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates. The following critical accounting policies discussion reflect what we believe are the most significant estimates, assumptions and judgements used in the preparation of our consolidated financial statements. See Part IV, Item 15 “Financial Statement and Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” for details on our significant accounting policies.

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

Acquisitions of real estate will generally not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings and improvements and related intangible assets or liabilities) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

When we acquire properties that are considered asset acquisitions, the purchase price, which includes transaction-related expenses, is allocated based on relative fair value of the assets acquired and liabilities assumed. Assets acquired and liabilities assumed include, but are not limited to, land, building and improvements, intangible assets related to above-and below-market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. The purchase price accounting is finalized in the period of acquisition.

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

We amortize above- and below-market lease intangibles over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. The in-place lease intangibles are amortized over the remaining non-cancellable lease term. When tenants vacate prior to the expiration of their lease, the amortization of intangible assets and liabilities is accelerated. We amortize above- and below-market ground lease intangibles over the remaining non-cancellable lease terms.

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

The new standard related to revenue recognition does not have a material impact on our consolidated financial statements. See Part IV, Item 15 “Financial Statement and Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.”

Stock-Based Compensation

Compensation cost of restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC 718, Compensation-Stock Compensation (“ASC 718”). For time-based awards, stock-based compensation is valued based on the quoted closing price of our common stock on the applicable grant date and discounted for any hold restrictions. For performance-based awards, stock-based compensation is valued utilizing a Monte Carlo Simulation to estimate the probability of the performance vesting conditions being satisfied.

The stock-based compensation is amortized through the final vesting period on a straight-line basis and graded vesting basis for time-based awards and performance-based awards, respectively. Pursuant to the adoption of ASU 2016-09, we account for forfeitures of awards as they occur.

Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

Income Taxes

Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market and Hill7 properties, REITs) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

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

Provided that we continue to qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal corporate income tax, including any applicable alternative minimum tax for taxable years prior to 2018. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

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

We have elected, together with one of our subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that we may undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state and local income taxes on its net income.

We are subject to the statutory requirements of the states in which we conduct business.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2017, we have not established a liability for uncertain tax positions.

We and our TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. We and our TRS are no longer subject to tax examinations by tax authorities for years prior to 2012. Generally, we have assessed our tax positions for all open years, which include 2012 to 2016, and concluded that there are no material uncertainties to be recognized.

Results of Operations

The following table identifies the properties in our portfolio as of December 31, 2017:

Properties	Acquisition Date	Acquisition/Estimated Rentable Square Feet	Consideration Paid (In thousands)
Predecessor properties:
875 Howard	2/15/2007	286,270	$—
Sunset Gower Studios	8/17/2007	545,673	—
Sunset Bronson Studios	1/30/2008	308,026	—
6040 Sunset (formerly Technicolor Building)(1)	8/17/2007	114,958	—
Properties acquired after IPO:
Del Amo	8/13/2010	113,000	27,327
9300 Wilshire(2)	8/24/2010	61,224	14,684
1455 Market(3)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan	8/19/2011	54,673	12,370
625 Second	9/1/2011	138,080	57,119
6922 Hollywood	11/22/2011	205,523	92,802
6050 Sunset & 1445 N. Beachwood	12/16/2011	20,032	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market	6/1/2012	206,199	90,871
Element LA (includes 1861 Bundy)	9/5/2012 & 9/23/2013	284,037	99,936
1455 Gordon	9/21/2012	5,921	2,385
3401 Exposition	5/22/2013	63,376	25,722
Seattle Portfolio (83 King, 505 First, Met Park North and Northview Center)	7/31/2013	844,980	368,389
Merrill Place	2/12/2014	193,153	57,034
EOP Northern California Portfolio (see table on next page for property list)	4/1/2015	7,120,686	3,489,541
Fourth & Traction(4)	5/22/2015	120,937	49,250
MaxWell (formerly known as 405 Mateo)(5)	8/17/2015	83,285	40,000
11601 Wilshire(6)	7/1/2016 & 6/15/2017	500,475	361,000
Hill7(7)	10/7/2016	285,680	179,800
Page Mill Hill	12/12/2016	182,676	150,000
Sunset Las Palmas Studios (includes 6666 Santa Monica)	5/1/2017 & 6/29/2017	373,150	203,200
Development Properties(8):
ICON(9)	N/A	325,757	N/A
450 Alaskan(10)	N/A	170,974	N/A
CUE(11)	N/A	91,953	N/A
95 Jackson (formerly Merrill Place Theater Building)(12)	N/A	31,659	N/A
EPIC(13)	N/A	300,000	N/A
Total		14,852,243	$5,675,255
_____________

(1)	We acquired this property in August 2007 and completed its development in June 2008.

(2)	This property was classified as held for sale as of December 31, 2017 and the sale is expected to close during the first quarter of 2018.

(3)	We have a 55% ownership interest in the consolidated joint venture that owns the 1455 Market property.

(4)	This development was completed in the second quarter of 2017.

(5)
We estimate this development will be completed in the fourth quarter of 2018 and stabilized in the second quarter of 2019. As a result of this development, the estimated rentable square footage increased to 99,090.

(6)	We acquired the building and partial interest in the land on July 1, 2016 and acquired the remaining interest in the land on June 15, 2017.

(7)	We have a 55% ownership interest in the consolidated joint venture that owns the Hill7 property.

(8)	Properties that were related to acquisitions that were subsequently developed by us.

(9)	The land related to this development was included in our acquisition of Sunset Bronson Studios. We completed this development in the fourth quarter of 2016.

(10)	The land related to this development was included in our acquisition of Merrill Place. We completed this development in the third quarter of 2017.

(11)
The land related to this development was included in our acquisition of Sunset Bronson Studios. We completed this development in the third quarter of 2017 and it is estimated to be stabilized in the second quarter of 2019.

(12)
The land related to this development was included in our acquisition of Merrill Place. We estimate this development will be completed in the first quarter of 2018 and stabilized in the fourth quarter of 2018.

(13)
The land related to this development was included in our acquisition of Sunset Bronson Studios. We estimate this development will be completed in the first quarter of 2020 and stabilized in the third quarter of 2021.

The following table identifies each of the properties that we owned as of December 31, 2017 that were acquired as part of the EOP Acquisition:

Properties	Acquisition Square Feet
1740 Technology	206,876
2180 Sand Hill(1)	45,613
333 Twin Dolphin	182,789
3176 Porter (formerly Lockheed)	42,899
3400 Hillview	207,857
555 Twin Dolphin	198,936
Campus Center	471,580
Clocktower Square	100,344
Concourse	944,386
Embarcadero Place(1)	197,402
Foothill Research Center	195,376
Gateway	609,093
Metro Center	730,215
Metro Plaza	456,921
Page Mill Center	176,245
Palo Alto Square	328,251
Peninsula Office Park(2)	510,789
Shorebreeze	230,932
Skyport Plaza	418,086
Skyway Landing	247,173
Techmart	284,440
Towers at Shore Center	334,483
Total	7,120,686
_____________

(1)
These properties were classified as held for sale as of December 31, 2017. Embarcadero Place was sold on January 25, 2018. The sale of 2180 Sand Hill is expected to close during the first quarter of 2018.

(2)	Building 6 of this property, 63,050 square feet, was classified as held for sale as of December 31, 2017 and subsequently sold on January 31, 2018.

The following table identifies each of the properties that were disposed through December 31, 2017:

Property	Disposition Date	Square Feet	Sales Price(1) (in millions)
City Plaza	7/12/2013	333,922	$56.0
Tierrasanta	7/16/2014	112,300	19.5
First Financial	3/6/2015	223,679	89.0
Bay Park Plaza	9/29/2015	260,183	90.0
Bayhill Office Center	1/14/2016	554,328	215.0
Patrick Henry	4/7/2016	70,520	19.0
One Bay Plaza	6/1/2016	195,739	53.4
12655 Jefferson	11/4/2016	100,756	80.0
222 Kearny	2/4/2017	148,797	51.8
3402 Pico	3/21/2017	50,687	35.0
Pinnacle I and Pinnacle II(2)	11/16/2017	623,777	350.0
Total(3)(4)		2,674,688	$1,058.7
_____________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	We sold our ownership interest in the consolidated joint venture that owned these properties to certain affiliates of Blackstone.

(3)	Excludes the disposition of a 45% interest in our 1455 Market property in 2015.

(4)	Excludes our sale of an option to acquire land at 9300 Culver in 2016.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•
Same-Store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2016 and still owned and included in the stabilized portfolio as of December 31, 2017; and

•
Non-Same-Store properties, held for sale properties, development projects, redevelopment properties, and lease-up properties as of December 31, 2017 and other properties not owned or not in operation from January 1, 2016 through December 31, 2017.

The following table reconciles net income to NOI:

	Year Ended December 31,
	2017	2016	Dollar Change	Percentage Change
Net income	$94,561	$43,758	$50,803	116.1%
Adjustments:
Interest expense	90,037	76,044	13,993	18.4
Interest income	(97)	(260)	163	(62.7)
Unrealized loss on ineffective portion of derivatives	70	1,436	(1,366)	(95.1)
Transaction-related expenses	598	376	222	59.0
Other income	(2,992)	(1,558)	(1,434)	92.0
Gains on sale of real estate	(45,574)	(30,389)	(15,185)	50.0
Income from operations	136,603	89,407	47,196	52.8
Adjustments:
General and administrative	54,459	52,400	2,059	3.9
Depreciation and amortization	283,570	269,087	14,483	5.4
NOI	$474,632	$410,894	$63,738	15.5%

Same-Store NOI	$287,498	$262,077	$25,421	9.7%
Non-Same-Store NOI	187,134	148,817	38,317	25.7
NOI	$474,632	$410,894	$63,738	15.5%

The following table summarizes certain statistics of our Same-Store Office and Media and Entertainment properties:

	Year Ended December 31,
	2017	2016
Same-Store Office statistics:
Number of properties	28	28
Rentable square feet	7,421,172	7,421,172
Ending % leased	96.8%	95.5%
Ending % occupied	95.1%	95.1%
Average % occupied for the period	94.7%	94.6%
Average annual rental rate per square foot	$42.32	$38.92

Same-Store Media and Entertainment statistics:
Number of properties	2	2
Rentable square feet	873,002	873,002
Average % occupied for the period	90.7%	89.2%

The following table gives further detail on our NOI:

	Year Ended December 31,
	2017			2016
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$300,584	$244,869	$545,453	$282,058	$204,898	$486,956
Tenant recoveries	60,312	31,932	92,244	56,988	27,398	84,386
Parking and other	17,678	11,735	29,413	12,621	9,273	21,894
Total Office revenues	378,574	288,536	667,110	351,667	241,569	593,236

Media & Entertainment
Rental	28,674	7,855	36,529	26,837	—	26,837
Tenant recoveries	1,105	231	1,336	1,884	—	1,884
Other property-related revenue	18,254	4,551	22,805	17,380	—	17,380
Other	348	11	359	302	—	302
Total Media & Entertainment revenues	48,381	12,648	61,029	46,403	—	46,403

Total revenues	426,955	301,184	728,139	398,070	241,569	639,639

Operating expenses
Office operating expenses	113,188	105,685	218,873	110,183	92,752	202,935
Media & Entertainment operating expenses	26,269	8,365	34,634	25,810	—	25,810
Total operating expenses	139,457	114,050	253,507	135,993	92,752	228,745

Office NOI	265,386	182,851	448,237	241,484	148,817	390,301
Media & Entertainment NOI	22,112	4,283	26,395	20,593	—	20,593
NOI	$287,498	$187,134	$474,632	$262,077	$148,817	$410,894

The following table gives further detail on our change in NOI:

	Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$18,526	6.6%	$39,971	19.5%	$58,497	12.0%
Tenant recoveries	3,324	5.8	4,534	16.5	7,858	9.3
Parking and other	5,057	40.1	2,462	26.6	7,519	34.3
Total Office revenues	26,907	7.7	46,967	19.4	73,874	12.5

Media & Entertainment
Rental	1,837	6.8	7,855	100.0	9,692	36.1
Tenant recoveries	(779)	(41.3)	231	100.0	(548)	(29.1)
Other property-related revenue	874	5.0	4,551	100.0	5,425	31.2
Other	46	15.2	11	100.0	57	18.9
Total Media & Entertainment revenues	1,978	4.3	12,648	100.0	14,626	31.5

Total revenues	28,885	7.3	59,615	24.7	88,500	13.8

Operating expenses
Office operating expenses	3,005	2.7	12,933	13.9	15,938	7.9
Media & Entertainment operating expenses	459	1.8	8,365	100.0	8,824	34.2
Total operating expenses	3,464	2.5	21,298	23.0	24,762	10.8

Office NOI	23,902	9.9	34,034	22.9	57,936	14.8
Media & Entertainment NOI	1,519	7.4	4,283	100.0	5,802	28.2
NOI	$25,421	9.7%	$38,317	25.7%	$63,738	15.5%

NOI increased $63.7 million, or 15.5%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily resulting from:

•
$23.9 million, or 9.9%, increase in NOI from our Same-Store Office properties resulting primarily from increased rental revenues relating to leases signed at our 1455 Market (Uber Technologies, Inc. and Bank of America), 875 Howard (Glu Mobile, Inc. and Snap, Inc.), 625 Second (Github, Inc. and Ziff Davis, LLC) and Rincon Center (Google, Inc.) properties at a higher rate than expiring leases. The increase was also due to a reduction in above-market lease amortization at our Towers at Shore Center property. Parking and other revenues increased primarily due to lease termination fees related to our Campus Center property. Tenant recoveries increased primarily due to higher recoveries for our 1455 Market property, partially offset by prior year property tax reassessments for our Rincon Center property. Office operating expenses increased due to higher repairs and maintenance costs and higher property tax expenses at our 1455 Market property, partially offset by property tax reassessments related to the prior year for our Rincon Center property.

•
$34.0 million, or 22.9%, increase in NOI from our Non-Same-Store Office store properties resulting primarily from the commencement of Netflix, Inc.’s lease at our ICON property in the first quarter of 2017 and acquisitions in 2016, which include 11601 Wilshire (acquired in July 2016), Hill7 (acquired in October 2016) and Page Mill Hill (acquired in December 2016), collectively referred to as the “2016 Acquisitions.” The increase was partially offset by the sale of our One Bay Plaza (sold in June 2016), 12655 Jefferson (sold in November 2016), 222 Kearny (sold in February 2017), Pinnacle I and Pinnacle II (sold in November 2017) properties. Rental revenues increased primarily due to leases signed at our Metro Center (Qualys, Inc., BrightEdge Technologies, Inc. and Scale Management, LLC) property at a higher rate than expiring leases, partially offset by lower revenues from our 604 Arizona property, which was taken off-line for a redevelopment project. Office operating expenses increased due to the commencement of Netflix, Inc.’s lease at our ICON property, the 2016 Acquisitions and higher operating expense at our Metro Center property, partially offset by the sale of our One Bay Plaza property.

•
$1.5 million, or 7.4%, increase in NOI from our Same-Store Media and Entertainment properties resulting primarily from higher rental revenues and other property-related revenues, partially offset by lower tenant recoveries. The increase was primarily a result of an increase in occupancy and production at Sunset Bronson Studios, partially offset by lower recoveries primarily due to a reimbursement in connection with the reconciliation of prior year operating expense recoveries under the lease with KTLA at Sunset Bronson Studios.

•	$4.3 million, or 100.0%, increase in NOI from our Non-Same-Store Media and Entertainment property resulting from our acquisition of Sunset Las Palmas Studios in May 2017.

Office NOI

Same-Store

Same-Store office rental revenues increased $18.5 million, or 6.6%, to $300.6 million for the year ended December 31, 2017 compared to $282.1 million for the year ended December 31, 2016. The increase was primarily due to leases signed at our 1455 Market (Uber Technologies, Inc. and Bank of America), 875 Howard (Glu Mobile, Inc. and Snap, Inc.), 625 Second (Github, Inc. and Ziff Davis, LLC) and Rincon Center (Google, Inc.) properties at a higher rate than expiring leases. The increase was also due to a reduction in above-market lease amortization at our Towers at Shore Center property.

Same-Store office tenant recoveries increased by $3.3 million, or 5.8%, to $60.3 million for the year ended December 31, 2017 compared to $57.0 million for the year ended December 31, 2016. The increase was primarily related to higher recoveries for our 1455 Market property, partially offset by property tax reassessments related to the prior year for our Rincon Center property.

Same-Store office parking and other revenues increased by $5.1 million, or 40.1%, to $17.7 million for the year ended December 31, 2017 compared to $12.6 million for the year ended December 31, 2016. The increase was primarily due to lease termination fees related to our Campus Center property.

Same-Store office operating expenses increased $3.0 million, or 2.7%, to $113.2 million for the year ended December 31, 2017 compared to $110.2 million for the year ended December 31, 2016. The increase was primarily due to higher repairs and maintenance costs and higher property tax expenses at our 1455 Market property, partially offset by property tax reassessments related to the prior year for our Rincon Center property.

Non-Same-Store

Non-Same-Store office rental revenues increased $40.0 million, or 19.5%, to $244.9 million for the year ended December 31, 2017 compared to $204.9 million for the year ended December 31, 2016. The increase was primarily due to the commencement of Netflix, Inc.’s lease at our ICON property in the first quarter of 2017 and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza (sold in June 2016), 12655 Jefferson (sold in November 2016), 222 Kearny (sold in February 2017), Pinnacle I and Pinnacle II (sold in November 2017) properties. The increase was also attributable to leases signed at our Metro Center (Qualys, Inc., BrightEdge Technologies, Inc. and Scale Management, LLC) property at a higher rate than expiring leases, partially offset by lower revenues from our 604 Arizona property, which was taken off-line for a redevelopment project.

Non-Same-Store office tenant recoveries increased $4.5 million, or 16.5%, to $31.9 million for the year ended December 31, 2017 compared to $27.4 million for the year ended December 31, 2016. The increase was primarily due the commencement of Netflix, Inc.’s lease at our ICON property and the 2016 Acquisitions, partially offset by the sale of our One Bay Plaza, 222 Kearny, Pinnacle I and Pinnacle II properties.

Non-Same-Store office parking and other revenues increased $2.5 million, or 26.6%, to $11.7 million for the year ended December 31, 2017 compared to $9.3 million for the year ended December 31, 2016. The increase was primarily due the commencement of Netflix, Inc.’s lease at our ICON property and the 2016 Acquisitions, partially offset by the sale of our 222 Kearny, Pinnacle I and Pinnacle II properties.

Non-Same-Store office operating expenses increased by $12.9 million, or 13.9%, to $105.7 million for the year ended December 31, 2017 compared to $92.8 million for the year ended December 31, 2016. The increase was primarily due to the commencement of Netflix, Inc.’s lease at our ICON property, the 2016 Acquisitions and higher operating expense at our Metro Center property, partially offset by the sale of our One Bay Plaza property.

Media & Entertainment NOI

Same-Store

Same-Store Media and Entertainment revenues increased by $2.0 million, or 4.3%, to $48.4 million for the year ended December 31, 2017 compared to $46.4 million for the year ended December 31, 2016. The increase was primarily attributable to a $1.8 million increase in rental revenues to $28.7 million and a $0.9 million increase in other property-related revenues to $18.3 million. The increase in rental revenues and other property-related revenues were primarily due to higher occupancy and production at Sunset Bronson Studios. This was partially offset by lower recoveries primarily due to a reimbursement in connection with the reconciliation of prior year operating expense recoveries under the lease with KTLA at Sunset Bronson Studios.

Same-Store Media and entertainment operating expenses increased by $0.5 million, or 1.8%, to $26.3 million for the year ended December 31, 2017 compared to $25.8 million for the year ended December 31, 2016. The increase was due to an overall increase in occupancy and production.

Non-Same-Store

Non-Same-Store Media and Entertainment revenues were $12.6 million for the year ended December 31, 2017. Non-Same-Store Media and Entertainment operating expenses were $8.4 million for the year ended December 31, 2017. We acquired Sunset Las Palmas Studios in May 2017, which caused the increase in revenues and expenses.

Other Expense (Income)

Interest expense increased $14.0 million, or 18.4%, to $90.0 million for the year ended December 31, 2017 compared to $76.0 million for the year ended December 31, 2016. The increase in interest expense was primarily attributable to higher weighted average debt outstanding in 2017 as compared to 2016, primarily due to $200.0 million of private placement borrowings in the third quarter of 2016 and $101.0 million of borrowings related to our Hill7 property in the fourth quarter of 2016.

We recognized unrealized loss on our derivatives of $70.0 thousand for the year ended December 31, 2017 as compared to $1.4 million for the year ended December 31, 2016. The unrealized loss was related to a portion of our derivatives that was evaluated to be ineffective. In July 2016, we amended the interest rate swaps to add a 0.00% floor to one-month LIBOR and then de-designated the original swaps and designated the amended swaps as a hedge in order to minimize the ineffective portion of the original derivatives.

Other income increased $1.4 million, or 92.0%, to $3.0 million for the year ended December 31, 2017 compared to $1.6 million for the year ended December 31, 2016. The change was primarily due to increased income related to a joint venture we entered into June 16, 2016 to co-originate a loan secured by land in Santa Clara, California.

During 2017, we completed the sale of our 222 Kearny, 3402 Pico, Pinnacle I and Pinnacle II properties, resulting in gains of $45.6 million for the year ended December 31, 2017. We recognized a $30.4 million gain on sale of real estate for the year ended December 31, 2016 from the sale of our Bayhill Office Center, Patrick Henry, One Bay Plaza and 12655 Jefferson properties.

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $2.1 million, or 3.9%, to $54.5 million for the year ended December 31, 2017 compared to $52.4 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily attributable to the adoption of the 2017 Hudson Pacific Properties, Inc. Outperformance Program and increased staffing to meet operational needs.

Depreciation and amortization expense increased $14.5 million, or 5.4%, to $283.6 million for the year ended December 31, 2017 compared to $269.1 million for the year ended December 31, 2016. The increase was primarily related to depreciation expenses associated with the 2016 Acquisitions, our ICON property and the acquisition of Sunset Las Palmas Studios, partially offset by the reduction of depreciation expense as a result of the sale of our One Bay Plaza, 222 Kearny, Pinnacle I and Pinnacle II properties.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

Management further evaluates NOI by evaluating the performance from the following property groups:

•
Same-Store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2015 and still owned and included in the stabilized portfolio as of December 31, 2016; and

•
Non-Same-Store properties, development projects, redevelopment properties, and lease-up properties as of December 31, 2016; and other properties not owned or in operation from January 1, 2015 through December 31, 2016. The activity from the EOP acquisition is included in non-same store properties.

The following table reconciles net income (loss) to NOI:

	Year Ended December 31,
	2016	2015	Dollar Change	Percentage Change
Net income (loss)	$43,758	$(16,082)	$59,840	372.1%
Adjustments:
Interest expense	76,044	50,667	25,377	50.1
Interest income	(260)	(124)	(136)	109.7
Unrealized loss on ineffective portion of derivatives	1,436	—	1,436	100.0
Transaction-related expenses	376	43,336	(42,960)	(99.1)
Other (income) expense	(1,558)	62	(1,620)	(2,612.9)
Gains on sale of real estate	(30,389)	(30,471)	82	(0.3)
Income from operations	89,407	47,388	42,019	88.7
Adjustments:
General and administrative	52,400	38,534	13,866	36.0
Depreciation and amortization	269,087	245,071	24,016	9.8
NOI	$410,894	$330,993	$79,901	24.1%

Same-Store NOI	$155,989	$137,148	$18,841	13.7%
Non-Same-Store NOI	254,905	193,845	61,060	31.5
NOI	$410,894	$330,993	$79,901	24.1%

The following table summarizes certain statistics of our Same-Store Office and Media and Entertainment properties:

	Year Ended December 31,
	2016	2015
Same-Store Office statistics:
Number of properties	20	20
Rentable square feet	4,433,689	4,433,689
Ending % leased	96.2%	94.0%
Ending % occupied	95.4%	92.4%
Average % occupied for the period	93.0%	92.8%
Average annual rental rate per square foot	$36.36	$34.01

Same-Store Media and Entertainment statistics:
Number of properties	$2.00	$2.00
Rentable square feet	879,652	879,652
Average % occupied for the period	89.1%	78.5%

The following table gives further detail on our NOI:

	Year Ended December 31,
	2016			2015
	Same-Store	Non-Same-Store	Total	Same Store	Non-Same-Store	Total
Revenues
Office
Rental	$156,258	$330,698	$486,956	$144,822	$249,721	$394,543
Tenant recoveries	28,463	55,923	84,386	27,703	38,532	66,235
Parking and other	16,096	5,798	21,894	15,450	5,490	20,940
Total Office revenues	200,817	392,419	593,236	187,975	293,743	481,718

Media & Entertainment
Rental	26,837	—	26,837	23,027	—	23,027
Tenant recoveries	1,884	—	1,884	943	—	943
Other property-related revenue	17,380	—	17,380	14,849	—	14,849
Other	302	—	302	313	—	313
Total Media & Entertainment revenues	46,403	—	46,403	39,132	—	39,132

Total revenues	247,220	392,419	639,639	227,107	293,743	520,850

Operating expenses
Office operating expenses	65,421	137,514	202,935	66,233	99,898	166,131
Media & Entertainment operating expenses	25,810	—	25,810	23,726	—	23,726
Total operating expenses	91,231	137,514	228,745	89,959	99,898	189,857

Office NOI	135,396	254,905	390,301	121,742	193,845	315,587
Media & Entertainment NOI	20,593	—	20,593	15,406	—	15,406
NOI	$155,989	$254,905	$410,894	$137,148	$193,845	$330,993

The following tables gives further detail on our change in NOI:

	Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$11,436	7.9%	$80,977	32.4%	$92,413	23.4%
Tenant recoveries	760	2.7	17,391	45.1	18,151	27.4
Parking and other	646	4.2	308	5.6	954	4.6
Total Office revenues	12,842	6.8	98,676	33.6	111,518	23.2

Media & Entertainment
Rental	3,810	16.5	—	—	3,810	16.5
Tenant recoveries	941	99.8	—	—	941	99.8
Other property-related revenue	2,531	17.0	—	—	2,531	17.0
Other	(11)	(3.5)	—	—	(11)	(3.5)
Total Media & Entertainment revenues	7,271	18.6	—	—	7,271	18.6

Total revenues	20,113	8.9	98,676	33.6	118,789	22.8

Operating expenses
Office operating expenses	(812)	(1.2)	37,616	37.7	36,804	22.2
Media & Entertainment operating expenses	2,084	8.8	—	—	2,084	8.8
Total operating expenses	1,272	1.4	37,616	37.7	38,888	20.5

Office NOI	13,654	11.2	61,060	31.5	74,714	23.7
Media & Entertainment NOI	5,187	33.7	—	—	5,187	33.7
NOI	$18,841	13.7%	$61,060	31.5%	$79,901	24.1%

NOI increased $79.9 million, or 24.1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily resulting from:

•
$13.7 million, or 11.2%, increase in NOI from our same-store office properties resulting primarily from higher rents related to new leases signed at our 1455 Market (Uber and Vevo) and 625 Second (Anaplan, Metamarkets and Github) properties at higher rents than expiring leases, and increased tenant recoveries due to increased property tax recoveries arising from the reassessment of 6040 Sunset and Element LA. The increase was partially offset by straight-line rent write-off related to our 875 Howard property (Heald College) recognized in the second quarter of 2015 and decreased tenant recoveries due to lower property tax recoveries resulting from the reassessment of the 1455 Market property.

•
$61.1 million, or 31.5%, increase in net operating income from our non-same-store properties driven primarily by the EOP Acquisition and 2016 acquisitions. The increase was also related to higher rents and occupancy due to lease-up of our Element LA (Riot Games), 901 Market (Saks), Page Mill Center (Toyota Research Institute and Stanford), Skyport Plaza (Qualcomm), 3176 Porter and Metro Center (BrightEdge) properties. The increase was partially offset by the sale of our First Financial (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016) and One Bay Plaza (sold in June 2016) properties.

•
$5.2 million, or 33.7%, increase in NOI from our same-store media and entertainment properties resulting primarily from higher occupancy at Sunset Bronson Studios and Sunset Gower Studios. In the first quarter of 2015, we decided to take certain buildings and stages offline to facilitate our ICON and CUE developments and other longer-term plans for the Sunset Bronson Studios property. In addition, other property-related revenues increased primarily due to the completion of parking structures at Sunset Bronson Studios and Sunset Gower Studios in the fourth quarter of 2015. The increase in other property-related revenue largely resulting from higher production activity and revenues associated with lighting and grip at Sunset Bronson Studios.

Office NOI

Same-Store

Same-Store office rental revenue increased $11.4 million, or 7.9%, to $156.3 million for the year ended December 31, 2016 compared to $144.8 million for the year ended December 31, 2015. The increase is primarily due to rental income relating to new leases signed at our 1455 Market (Uber and Vevo) and 625 Second (Anaplan, Metamarkets and Github) properties at higher rents than expiring leases. The increase was partially offset by a straight-line rent write-off related to the 875 Howard property (Heald College) recognized in the second quarter of 2015.

Same-Store office tenant recoveries increased by $0.8 million, or 2.7%, to $28.5 million for the year ended December 31, 2016 compared to $27.7 million for the year ended December 31, 2015. The increase is primarily related to increased property tax recovery resulting from reassessments of the 6040 Sunset and Element LA properties, partially offset by lower property tax recovery resulting from a reassessment of the 1455 Market property.

Same-Store office parking and other revenue was $16.1 million for the year ended December 31, 2016, relatively flat as compared to $15.5 million for the year ended December 31, 2015.

Same-Store office operating expenses were $65.4 million for the year ended December 31, 2016, relatively flat as compared to $66.2 million for the year ended December 31, 2015.

Non-Same-Store

Non-Same-Store office rental revenue increased $81.0 million, or 32.4%, to $330.7 million for the year ended December 31, 2016 compared to $249.7 million for the year ended December 31, 2015, driven primarily by the EOP Acquisition and 11601 Wilshire acquisition. The increase was also related to higher rents and occupancy attributable to lease-up of our Element LA (Riot Games), 901 Market (Saks), Page Mill Center (Toyota Research Institute and Stanford), Skyport Plaza (Qualcomm), 3176 Porter and Metro Center (BrightEdge) properties. The increase was partially offset by the sale of our First Financial (sold in March 2015), Bay Park Plaza (sold in September 2015), Bayhill Office Center (sold in January 2016) and One Bay Plaza (sold in June 2016) properties.

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

Same-Store Media & Entertainment

Same-Store Media and entertainment rental revenue, tenant recoveries and other property-related revenue increased by $7.3 million or 18.6% to $46.4 million for the year ended December 31, 2016 compared to $39.1 million for the year ended December 31, 2015. The increase is primarily attributable to a $3.8 million increase in rental revenues to $26.8 million and a $2.5 million increase in other property-related revenue to $17.4 million. The increase in rental revenue is primarily due to higher occupancy at Sunset Gower Studios and Sunset Bronson Studios. The increase in other property-related revenue largely resulting from higher production activity and revenues associated with lighting and grip at Sunset Bronson Studios during the year ended December 31, 2016 as compared to the same period in 2015.

Same-Store Media and entertainment operating expenses increased by $2.1 million, or 8.8%, to $25.8 million for the year ended December 31, 2016 compared to $23.7 million for the year ended December 31, 2015. The increase is primarily attributable to higher occupancy at Sunset Gower Studios and Sunset Bronson Studios

Other Expense (Income)

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

Depreciation and amortization expense increased $24.0 million, or 9.8%, to $269.1 million for the year ended December 31, 2016 compared to $245.1 million for the year ended December 31, 2015. The increase was primarily related to depreciation expenses associated with properties in the EOP Acquisition and acquisitions in 2016. The remaining increase is related to tenant improvement depreciation expense associated with the lease-up of our Element LA and 1455 Market properties, lease termination at our Rincon Center property, and increase in depreciation expense at Sunset Gower Studios related to the recently completed parking garage, partially offset by the reduction of depreciation expense as a result of the sale of our 2015 and 2016 disposed properties, and increased depreciation expense related to our 875 Howard property (Heald College) due to an early termination in the second quarter of 2015.

Interest expense increased $25.4 million, or 50.1%, to $76.0 million for the year ended December 31, 2016 compared to $50.7 million for the year ended December 31, 2015. At December 31, 2016, we had $2.71 billion, before deferred loan costs recorded net against the loan balance, of notes payable, compared to $2.28 billion at December 31, 2015. The increase was primarily attributable to $400.0 million of term loans and private placement borrowings and additional borrowings related to our Hill7 loan, partially offset by interest savings related to our paydown of our five-year term loan due April 2020, repayment of our indebtedness associated with our 901 Market property, and paydown on our indebtedness associated with our Sunset Gower Studios/Sunset Bronson Studios property. The increase in interest expense was further offset by increased capitalized interest primarily due to the ICON, CUE, Fourth & Traction, and MaxWell developments, partially offset by lower capitalized interest primarily due to Element LA redevelopment during the year ended December 31, 2016 compared to the same period in 2015.

We recognized unrealized loss of $1.4 million related to a portion of our derivatives that was evaluated to be ineffective in 2016. In July 2016, we amended the interest rate swaps to add a 0.00% floor to one-month LIBOR, and then de-designated the original swap and designated the amended swaps as a hedge in order to minimize the ineffective portion of the original derivatives.

Transaction-related expenses decreased $43.0 million, or 99.1%, to $0.4 million for the year ended December 31, 2016 compared to $43.3 million for the year ended December 31, 2015. We incurred $43.3 million of acquisition-related expenses associated with the EOP Acquisition and incurred $0.4 million of acquisition-related expenses associated with the acquisition of our 11601 Wilshire property purchased on July 1, 2016.

During 2016 we completed the sale of our Bayhill Office Center, Patrick Henry, One Bay Plaza, and 12655 Jefferson properties and sale related to our option to acquire land at 9300 Culver, which generated gains of $30.4 million for the year ended December 31, 2016 compared to a $30.5 million gain on sale of real estate for the year ended December 31, 2015 resulting from the sale of our First Financial and Bay Park Plaza properties.

Liquidity and Capital Resources

We have remained capitalized since our initial public offering through public offerings, private placements and continuous offerings under our at-the-market (“ATM”) program. We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, strategic acquisitions, capital expenditures, tenant improvements, leasing costs, dividends and distributions, and repayments of outstanding debt financing will include:

•	Cash on hand, cash reserves and net cash provided by operations;

•	Proceeds from additional equity securities;

•	Our ATM program;

•	Borrowings under the operating partnership’s unsecured revolving credit facility; and

•	Proceeds from additional secured or unsecured debt financings or offerings.

Liquidity Sources

We had approximately $78.9 million of cash and cash equivalents at December 31, 2017. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through December 31, 2017. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of December 31, 2017, we had total borrowing capacity of $400.0 million under our unsecured revolving credit facility, $100.0 million of which had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

Based on the closing price of our common stock of $34.25 as of December 31, 2017, our ratio of debt to total market capitalization was approximately 31.2% (counting Series A preferred units as debt) as of December 31, 2017.

Market capitalization	December 31, 2017
Notes payable(1)	$2,439,311
Series A preferred units	10,177
Common equity capitalization(2)	5,400,294
Total market capitalization	$7,849,782
Series A preferred units & debt/total market capitalization	31.2%
_____________

(1)	Notes payable excludes unamortized deferred financing costs and loan discount.

(2)
Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding and dilutive shares multiplied by the closing price of our stock at the end of the period.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2017 and December 31, 2016 with respect to our outstanding indebtedness:

	December 31, 2017	December 31, 2016	Interest Rate(1)	Contractual Maturity Date
UNSECURED NOTES PAYABLE
Unsecured Revolving Credit Facility(2)	$100,000	$300,000	LIBOR + 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	300,000	450,000	LIBOR + 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	75,000	175,000	LIBOR + 1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	350,000	LIBOR + 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	125,000	LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	110,000	4.34%	1/2/2023
Series E Notes	50,000	50,000	3.66%	9/15/2023
Series B Notes	259,000	259,000	4.69%	12/16/2025
Series D Notes	150,000	150,000	3.98%	7/6/2026
Registered Senior Notes(7)	400,000	—	3.95%	11/1/2027
Series C Notes	56,000	56,000	4.79%	12/16/2027
TOTAL UNSECURED NOTES PAYABLE	1,975,000	2,025,000

SECURED NOTES PAYABLE
Rincon Center(8)(9)	98,392	100,409	5.13%	5/1/2018
Sunset Gower Studios/Sunset Bronson Studios	5,001	5,001	LIBOR + 2.25%	3/4/2019	(3)
Met Park North(10)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(8)	27,418	27,929	5.32%	3/11/2022
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(11)	101,000	101,000	3.38%	11/6/2028
Pinnacle I(12)	—	129,000	3.95%	11/7/2022
Pinnacle II(12)	—	87,000	4.30%	6/11/2026
TOTAL SECURED NOTES PAYABLE	464,311	682,839
TOTAL NOTES PAYABLE	2,439,311	2,707,839
Held for sale balances(12)	—	(216,000)
Unamortized deferred financing costs and loan discounts(13)	(17,931)	(18,513)
TOTAL NOTES PAYABLE, NET	$2,421,380	$2,473,326
_____________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2017, which may be different than the interest rates as of December 31, 2015 for corresponding indebtedness.

(2)	We have the option to make an irrevocable election to change the interest rate depending on our credit rating. As of December 31, 2017, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

(4)
In July 2016, $300.0 million of the term loan was effectively fixed at 2.75% to 3.65% per annum through the use of two interest rate swaps. See Part IV, Item 15(a) “Financial Statement and Schedules—Note 6 to the Consolidated Financial Statements—Derivatives” for details.

(5)
In July 2016, the outstanding balance of the term loan was effectively fixed at 3.36%% to 4.31% per annum through the use of two interest rate swaps. See Part IV, Item 15(a) “Financial Statement and Schedules—Note 6 to the Consolidated Financial Statements—Derivatives” for details.

(6)
In June 2016, the outstanding balance of the term loan was effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Part IV, Item 15(a) “Financial Statement and Schedules—Note 6 to the Consolidated Financial Statements—Derivatives” for details.

(7)	On October 2, 2017, we completed an underwritten public offering of $400.0 million of senior notes, which were issued at 99.815% of par.

(8)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(9)	On February 1, 2018, we repaid the full outstanding balance of the mortgage loan secured by our Rincon Center property.

(10)
This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Part IV, Item 15(a) “Financial Statement and Schedules—Note 6 to the Consolidated Financial Statements—Derivatives” for details.

(11)
We have a 55% ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principle payments with a balloon payment at maturity.

(12)
On November 16, 2017, we sold our ownership interest in the consolidated join venture that owned Pinnacle I and Pinnacle II. The debt balances related to these properties were classified as held for sale at December 31, 2016.

(13)	Excludes deferred financing costs related to properties held for sale and amounts related to establishing our unsecured revolving credit facility.

The operating partnership was in compliance with its financial covenants as of December 31, 2017.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2017, including any guaranteed or minimum commitments under contractual obligations.

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on mortgage loans(1)	$2,439,311	$98,930	$545,664	$500,717	$1,294,000
Interest payments—fixed rate(1)(2)	469,218	57,477	111,509	110,370	189,862
Interest payments—variable rate(3)	101,147	30,357	49,004	21,786	—
Capital improvements(4)	239,272	239,272	—	—	—
Ground leases(5)	452,825	14,111	28,322	28,322	382,070
Total	$3,701,773	$440,147	$734,499	$661,195	$1,865,932
_____________

(1)	Amount includes debt secured by our Rincon Center property that was paid in full on February 1, 2018. The mortgage loan was scheduled to mature in May 2018.

(2)	Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for fixed rate debts.

(3)
Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for variable rate debts, including those that are effectively fixed as a result of derivatives and in instances where interest is paid based on a LIBOR margin, we used the average December LIBOR and current margin based on the leverage ratio as of December 31, 2017.

(4)
Amount represents capital improvement commitments related to development and redevelopment projects and contractual obligations related to tenant improvements as of December 31, 2017. Contractual obligations, of $1.0 million, related to properties classified as held for sale as of December 31, 2017 are included in the amounts disclosed.

(5)
Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. Refer to Part IV, Item 15(a) “Financial Statement and Schedules—Note 7 to the Consolidated Financial Statements—Future Minimum Rent and Lease Payments” for details of our ground lease agreements. Contractual obligations of $1.1 million related to 9300 Wilshire, which is classified as held for sale as of December 31, 2017, is included in the amounts disclosed.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any off-balance sheet arrangements.

Cash Flows

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016 is as follows:

	Year Ended December 31,
	2017	2016	Dollar Change	Percentage Change
Net cash provided by operating activities	$292,959	$226,774	$66,185	29.2%
Net cash used in investing activities	(333,038)	(524,897)	191,859	(36.6)
Net cash provided by financing activities	33,167	334,754	(301,587)	(90.1)

Cash and cash equivalents and restricted cash were $101.3 million and $108.2 million at December 31, 2017 and 2016, respectively.

Operating Activities

Net cash provided by operating activities increased by $66.2 million, or 29.2%, to $293.0 million for the year ended December 31, 2017 as compared to $226.8 million for the year ended December 31, 2016. The change resulted primarily from an increase in cash NOI, as defined, from our office and media and entertainment properties, driven by our Sunset Las Palmas Studios acquisition, the 2016 Acquisitions and higher rental revenue across our portfolio, partially offset by lower cash NOI related to One Bay Plaza (sold in June 2016), 12655 Jefferson (sold in November 2016), 222 Kearny (sold in February 2017), Pinnacle I and Pinnacle II (sold in November 2017) properties.

Investing Activities

Net cash used in investing activities decreased by $191.9 million, or 36.6%, to $333.0 million for the year ended December 31, 2017 as compared to $524.9 million for year ended December 31, 2016. The change resulted primarily from a reduction in cash used to acquire real estate, partially offset by a reduction in proceeds from sales of real estate properties and an increase in cash used for additions to investment in real estate.

Financing Activities

Net cash provided by financing activities decreased by $301.6 million, or 90.1%, to $33.2 million for the year ended December 31, 2017 as compared to $334.8 million for the year ended December 31, 2016. The change resulted primarily from a reduction in proceeds from the sale of stock and a reduction in proceeds from notes payable, partially offset by a reduction in payment for redemption of common units in our operating partnership.

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

The following table presents a reconciliation of net income to FFO:

	Year Ended December 31,
	2017	2016
Net income	$94,561	$43,758
Adjustments:
Depreciation and amortization of real estate assets	281,773	267,245
Gains on sale of real estate	(45,574)	(30,389)
FFO attributable to non-controlling interests	(24,068)	(18,817)
Net income attributable to preferred units	(636)	(636)
FFO to common stockholders and unitholders	$306,056	$261,161

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk we face is interest rate risk. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As more fully described below, we use derivatives to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors. For a summary of our outstanding indebtedness, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” For a summary of our derivatives, refer to Part IV, Item 15(a) “Financial Statement and Schedules—Note 6 to the Consolidated Financial Statements—Derivatives.”

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

As of December 31, 2017, we had a $64.5 million mortgage loan secured by our Met Park North property. The full loan is subject to a derivative that swaps one-month LIBOR to a fixed rate of 2.16% through the loan’s maturity on August 1, 2020. Therefore, the interest rate is effectively hedged at 3.71%.

An additional $300.0 million of the 5-Year Term Loan due April 2020 has been effectively hedged through two interest rate swaps, each with a notional amount of $150.0 million. Both derivatives swap one-month LIBOR, which includes a 0.00% floor, to a fixed rate of 1.45% through the loan’s maturity. Therefore, the interest rate is effectively hedged within a range of 2.75% to 3.65%.

An additional $350.0 million of the 7-Year Term Loan due April 2022 has been effectively hedged through two interest rate swaps. Both derivatives swap one-month LIBOR, which includes a 0.00% floor, to a fixed rate of 1.76% through the loan’s maturity. Therefore, the interest rate is effectively hedged within a range of 3.36% to 4.31%.

An additional $125.0 million of the 7-Year Term Loan due November 2022 has been effectively hedged through an interest rate swap. The derivative swapped one-month LIBOR, which includes a 0.00% floor, to a fixed rate of 1.43% through the loan’s maturity. Therefore, the interest rate is effectively hedged within a range of 3.03% to 3.98%.

The remaining variable rate debt, which includes the $100.0 million drawn under our unsecured revolving credit facility, the $75.0 million loan drawn under our 5-Year Term Loan due November 2020 and the $5.0 million on our mortgage loan secured by Sunset Gower Studios/Sunset Bronson Studios, is not subject to derivatives. For sensitivity purposes, if one-month LIBOR as of December 31, 2017 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $1.8 million.

As of December 31, 2017, we had outstanding notes payable of $2.44 billion (before $17.9 million of net deferred financing costs and loan discounts), of which $1.02 billion, or 41.8%, was variable rate debt. $839.5 million of the variable rate debt is subject to derivatives. As of December 31, 2017, the estimated fair value of our fixed rate secured mortgage loans was $1.40 billion. The estimated fair value of our variable rate debt equals the carrying value.

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

Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2017. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2017, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.

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
Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2017. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2017, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)

The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2017.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2018. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2018.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2018.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2018.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2018.

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

(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Form of Articles Supplementary of Hudson Pacific Properties, Inc.	S-11/A	333-170751	3.3	December 6, 2010
3.3	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.4	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. dated as of December 17, 2015.	10-K	001-34789	10.1	February 26, 2016
3.5	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.	S-11/A	333-164916	4.1	June 14, 2010
4.2	Indenture, dated October 2, 2017, among Hudson Pacific Properties, L.P., and U.S. Bank National Association	8-K	001-34789	4.1	October 2, 2017
4.3	Supplemental Indenture No. 1, dated October 2, 2017, among Hudson Pacific Properties, L.P., Hudson Pacific Properties, Inc. and U.S. Bank National Association	8-K	001-34789	4.2	October 2, 2017
10.1	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.	S-11	333-170751	10.2	November 22, 2010
10.2	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.	S-11	333-170751	10.3	November 22, 2010
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.	S-11	333-170751	10.5	November 22, 2010
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.	S-11	333-170751	10.6	November 22, 2010
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.	S-11	333-170751	10.7	November 22, 2010
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.	S-11	333-170751	10.8	November 22, 2010
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.	S-11	333-170751	10.10	November 22, 2010
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.	S-11	333-170751	10.11	November 22, 2010
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.	S-11	333-170751	10.12	November 22, 2010
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.	S-11	333-170751	10.13	November 22, 2010
10.11	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.	S-11	333-170751	10.14	November 22, 2010
10.12	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*	S-11/A	333-164916	10.5	June 14, 2010
10.13	Hudson Pacific Properties, Inc. Director Stock Plan.*	S-11/A	333-170751	10.17	December 6, 2010
10.14	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.11	April 9, 2010
10.15	Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.12	April 9, 2010
10.16	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.13	April 9, 2010
10.17	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.	S-11/A	333-164916	10.14	April 9, 2010
10.18	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.	S-11/A	333-164916	10.16	April 9, 2010
10.19	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.	S-11/A	333-164916	10.17	April 9, 2010
10.20	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.	8-K	001-34789	10.3	July 1, 2010
10.21	Agreement of Purchase and Sale and Joint Escrow Instructions between Del Amo Fashion Center Operating Company and Hudson Capital, LLC dated as of May 18, 2010.	S-11/A	333-164916	10.20	June 11, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.22	Conditional Consent Agreement between GLB Encino, LLC, as Borrower, and SunAmerica Life Insurance Company, as Lender, dated as of June 10, 2010.	S-11/A	333-164916	10.24	June 22, 2010
10.23	Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.	S-11/A	333-164916	10.25	June 22, 2010
10.24	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.	S-11/A	333-164916	10.26	June 22, 2010
10.25	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.	S-11/A	333-164916	10.27	June 22, 2010
10.26	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.28	June 22, 2010
10.27	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.29	June 22, 2010
10.28	Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.	8-K	001-34789	10.5	July 1, 2010
10.29	First Amendment to Purchase and Sale Agreement, dated October 1, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.	S-11/A	333-170751	10.45	December 6, 2010
10.30	Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.	8-K	001-34789	10.1	December 21, 2010
10.31	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.	S-11	333-173487	10.48	April 14, 2011
10.32	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.	S-11	333-173487	10.49	April 14, 2011
10.33	First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011.	8-K	001-34789	4.1	May 4, 2011
10.34	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.	8-K	001-34789	10.1	May 4, 2011
10.35	2012 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 6, 2012
10.36	2013 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 7, 2013
10.37	Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.	8-K	001-34789	10.1	July 1, 2013
10.38	First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.	10-Q	001-34789	10.66	November 7, 2013
10.39	Supplemental Federal Income Tax Considerations.	8-K	001-34789	99.1	November 22, 2013
10.40	2014 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 3, 2014
10.41	Addendum to Outperformance Agreement.*	10-K	001-34789	10.70	March 3, 2014
10.42	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Barclays Capital Inc.	10-Q	001-34789	10.76	August 7, 2014
10.43	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	10-Q	001-34789	10.77	August 7, 2014
10.44	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and KeyBanc Capital Markets Inc.	10-Q	001-34789	10.78	August 7, 2014
10.45	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Wells Fargo Securities, LLC.	10-Q	001-34789	10.79	August 7, 2014
10.46	Bridge Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.	8-K	001-34789	10.1	December 11, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.47	Backstop Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	8-K	001-34789	10.2	December 11, 2014
10.48	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.	10-K	001-34789	10.84	March 2, 2015
10.49	2015 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 2, 2015
10.50	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P.	8-K	001-34789	10.1	January 12, 2015
10.51	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (2012 Outperformance program) Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.1	March 12, 2015
10.52	Addendum to 2014 Outperformance Award Agreement.*	8-K	001-34789	10.2	March 12, 2015
10.53	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.	10-Q	001-34789	10.91	August 10, 2015
10.54	Loan Agreement dated as of October 9, 2015 between Hudson Element LA, LLC, as Borrower and Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, collectively, as Lender.	10-Q	001-34789	10.93	November 6, 2015
10.55	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	8-K	001-34789	10.2	November 20, 2015
10.56	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of November 17, 2015, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.3	November 20, 2015
10.57	Amendment No. 2 to Term Loan Credit Agreement, dated as of November 17, 2015, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.4	November 20, 2015
10.58	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2016.*	8-K	001-34789	10.2	December 21, 2015
10.59	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2016.*	8-K	001-34789	10.3	December 21, 2015
10.60	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher Barton, dated January 1, 2016.*	8-K	001-34789	10.4	December 21, 2015
10.61	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alex Vouvalides, dated January 1, 2016.*	8-K	001-34789	10.5	December 21, 2015
10.62	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.6	December 21, 2015
10.63	Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield*	10-K	001-34789	10.95	February 26, 2016
10.64	Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (2013 Outperformance Program)*	10-K	001-34789	10.96	February 26, 2016
10.65	2016 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	March 21, 2016
10.66	2016 Outperformance Program OPP Unit Agreement (LTIP Units)*	8-K	001-34789	10.2	March 21, 2016
10.67	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein	10-Q	001-34789	10.8	August 4, 2016
10.68	2017 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	February 10, 2017
10.69	2017 Outperformance Award Agreement (LTIP Units)*	8-K	001-34789	10.2	February 10, 2017
10.70	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan*	8-K	001-34789	10.1	May 25, 2017
10.71	Indemnification Agreement, dated August 16, 2017, by and between Hudson Pacific Properties, Inc. and Andrea Wong	10-Q	001-34789	10.2	November 6, 2017
10.72	2018 Outperformance Award Agreement (REIT Shares)*
10.73	2018 Outperformance Award Agreement (LTIP Units)*
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends of Hudson Pacific Properties, Inc.
12.2	Statement of Computation of Ratio of Earnings to Fixed Charges of Hudson Pacific Properties, L.P.
21.1	Subsidiaries of Hudson Pacific Properties, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
99.1	Certificate of Correction	8-K	001-34789	99.1	January 23, 2012
101
The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows and (vii) Notes to Consolidated Financial Statements**

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

HUDSON PACIFIC PROPERTIES, INC.

February 15, 2018	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 15, 2018
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 15, 2018
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2018
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 15, 2018
Theodore R. Antenucci
/S/ RICHARD B. FRIED	Director	February 15, 2018
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 15, 2018
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 15, 2018
Robert L. Harris II
/S/ MARK D. LINEHAN	Director	February 15, 2018
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 15, 2018
Robert M. Moran, Jr.
/S/ MICHAEL NASH	Director	February 15, 2018
Michael Nash
/S/ BARRY A. PORTER	Director	February 15, 2018
Barry A. Porter
/S/ ANDREA L. WONG	Director	February 15, 2018
Andrea L. Wong

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

February 15, 2018	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 15, 2018
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 15, 2018
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2018
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 15, 2018
Theodore R. Antenucci
/S/ RICHARD B. FRIED	Director	February 15, 2018
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 15, 2018
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 15, 2018
Robert L. Harris II
/S/ MARK D. LINEHAN	Director	February 15, 2018
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 15, 2018
Robert M. Moran, Jr.
/S/ MICHAEL NASH	Director	February 15, 2018
Michael Nash
/S/ BARRY A. PORTER	Director	February 15, 2018
Barry A. Porter
/S/ ANDREA L. WONG	Director	February 15, 2018
Andrea L. Wong

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer, President and Chairman of the Board of Directors

/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Operating Officer, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Hudson Pacific Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hudson Pacific Properties, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California
February 15, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Adoption of ASC No. 2017-01

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for property acquisitions effective October 1, 2016 when the Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
February 15, 2018

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Investment in real estate, at cost	$6,423,441	$5,878,480
Accumulated depreciation and amortization	(533,498)	(375,207)
Investment in real estate, net	5,889,943	5,503,273
Cash and cash equivalents	78,922	83,015
Restricted cash	22,358	25,177
Accounts receivable, net	4,363	7,007
Straight-line rent receivables, net	109,457	79,209
Deferred leasing costs and lease intangible assets, net	244,554	288,929
Prepaid expenses and other assets, net	61,138	77,214
Assets associated with real estate held for sale	211,335	615,174
TOTAL ASSETS	$6,622,070	$6,678,998

LIABILITIES AND EQUITY
Notes payable, net	$2,421,380	$2,473,326
Accounts payable and accrued liabilities	163,107	114,674
Lease intangible liabilities, net	49,930	73,267
Security deposits and prepaid rent	64,031	66,878
Derivative liabilities	265	1,303
Liabilities associated with real estate held for sale	2,216	236,623
TOTAL LIABILITIES	2,700,929	2,966,071
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 155,602,508 shares and 136,492,235 shares outstanding at December 31, 2017 and 2016, respectively	1,556	1,364
Additional paid-in capital	3,622,988	3,109,394
Accumulated other comprehensive income	13,227	9,496
Accumulated deficit	—	(16,971)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,637,771	3,103,283
Non-controlling interest—members in consolidated entities	258,602	304,608
Non-controlling interest—units in the operating partnership	14,591	294,859
TOTAL EQUITY	3,910,964	3,702,750
TOTAL LIABILITIES AND EQUITY	$6,622,070	$6,678,998

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Office
Rental	$545,453	$486,956	$394,543
Tenant recoveries	92,244	84,386	66,235
Parking and other	29,413	21,894	20,940
Total Office revenues	667,110	593,236	481,718
Media & Entertainment
Rental	36,529	26,837	23,027
Tenant recoveries	1,336	1,884	943
Other property-related revenue	22,805	17,380	14,849
Other	359	302	313
Total Media & Entertainment revenues	61,029	46,403	39,132
TOTAL REVENUES	728,139	639,639	520,850
OPERATING EXPENSES
Office operating expenses	218,873	202,935	166,131
Media & Entertainment operating expenses	34,634	25,810	23,726
General and administrative	54,459	52,400	38,534
Depreciation and amortization	283,570	269,087	245,071
TOTAL OPERATING EXPENSES	591,536	550,232	473,462
INCOME FROM OPERATIONS	136,603	89,407	47,388
OTHER EXPENSE (INCOME)
Interest expense	90,037	76,044	50,667
Interest income	(97)	(260)	(124)
Unrealized loss on ineffective portion of derivatives	70	1,436	—
Transaction-related expenses	598	376	43,336
Other (income) expense	(2,992)	(1,558)	62
TOTAL OTHER EXPENSES	87,616	76,038	93,941
INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE	48,987	13,369	(46,553)
Gains on sale of real estate	45,574	30,389	30,471
NET INCOME (LOSS)	94,561	43,758	(16,082)
Net income attributable to preferred stock and units	(636)	(636)	(12,105)
Original issuance costs of redeemed Series B preferred stock	—	—	(5,970)
Net income attributable to participating securities	(1,003)	(766)	(356)
Net income attributable to non-controlling interest in consolidated entities	(24,960)	(9,290)	(3,853)
Net (income) loss attributable to non-controlling interest in the operating partnership	(375)	(5,848)	21,969
Net income (loss) attributable to Hudson Pacific Properties, Inc. common stockholders	$67,587	$27,218	$(16,397)
Basic and diluted per share amounts:
Net income (loss) attributable to common stockholders—basic	$0.44	$0.26	$(0.19)
Net income (loss) attributable to common stockholders—diluted	$0.44	$0.25	$(0.19)
Weighted average shares of common stock outstanding—basic	153,488,730	106,188,902	85,927,216
Weighted average shares of common stock outstanding—diluted	153,882,814	110,369,055	85,927,216

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$94,561	$43,758	$(16,082)
Other comprehensive income: change in fair value of derivatives	7,398	5,942	2,597
Comprehensive income (loss)	101,959	49,700	(13,485)
Comprehensive income attributable to preferred stock and units	(636)	(636)	(12,105)
Comprehensive income attributable to redemption of Series B preferred stock	—	—	(5,970)
Comprehensive income attributable to participating securities	(1,003)	(766)	(356)
Comprehensive income attributable to non-controlling interest in consolidated entities	(24,960)	(9,290)	(3,853)
Comprehensive (income) loss attributable to non-controlling interest in the operating partnership	(420)	(1,213)	20,734
Comprehensive income (loss) attributable to Hudson Pacific Properties, Inc. common stockholders	$74,940	$37,795	$(15,035)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-controlling interest—Units in the operating partnership	Non-controlling interest—Members in Consolidated Entities	Total Equity
Balance, December 31, 2014	66,797,816	$668	$145,000	$1,070,833	$(34,884)	$(2,443)	$52,851	$42,990	$1,275,015
Contributions	—	—	—	—	—	—	—	217,795	217,795
Distributions	—	—	—	—	—	—	—	(2,013)	(2,013)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	12,650,000	127	—	380,493	—	—	—	—	380,620
Redemption of Series B preferred stock	—	—	(145,000)	—	—	—	—	—	(145,000)
Issuance of common units for acquisition properties	—	—	—	—	—	—	1,814,936	—	1,814,936
Issuance of unrestricted stock	8,820,482	87	—	285,358	—	—	—	—	285,445
Issuance of restricted stock	36,223	—	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding	(85,469)	—	—	(5,128)	—	—	—	—	(5,128)
Declared dividend	—	—	(11,469)	(50,244)	—	—	(25,631)	—	(87,344)
Amortization of stock-based compensation	—	—	—	8,832	—	—	—	—	8,832
Net income (loss)	—	—	11,469	—	(10,071)	—	(21,969)	3,853	(16,718)
Change in fair value of derivatives	—	—	—	—	—	1,362	1,235	—	2,597
Exchange of common units in the operating partnership for common stock	934,728	9	—	20,835	—	—	(20,844)	—	—
Balance, December 31, 2015	89,153,780	891	—	1,710,979	(44,955)	(1,081)	1,800,578	262,625	3,729,037
Contributions	—	—	—	—	—	—	—	33,996	33,996
Distributions	—	—	—	—	—	—	—	(1,303)	(1,303)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	47,010,695	470	—	1,449,111	—	—	—	—	1,449,581
Issuance of unrestricted stock	590,520	6	—	—	—	—	—	—	6
Shares withheld to satisfy tax withholding	(262,760)	(3)	—	(8,424)	—	—	—	—	(8,427)
Declared dividend	—	—	—	(90,005)	—	—	(27,814)	—	(117,819)
Amortization of stock-based compensation	—	—	—	13,609	—	—	1,045	—	14,654
Net income	—	—	—	—	27,984	—	5,848	9,290	43,122
Change in fair value of derivatives	—	—	—	—	—	10,577	(4,635)	—	5,942
Redemption of common units in the operating partnership	—	—	—	34,124	—	—	(1,480,163)	—	(1,446,039)
Balance, December 31, 2016	136,492,235	1,364	—	3,109,394	(16,971)	9,496	294,859	304,608	3,702,750
Contributions	—	—	—	—	—	—	—	3,870	3,870

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY—(Continued)
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-controlling interest—Units in the operating partnership	Non-controlling interest—Members in Consolidated Entities	Total Equity
Distributions	—	—	—	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	18,656,575	187	—	647,195	—	—	—	—	647,382
Issuance of unrestricted stock	917,086	9	—	(9)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(463,388)	(4)	—	(16,037)	—	—	—	—	(16,041)
Declared dividend	—	—	—	(106,269)	(51,619)	—	(656)	—	(158,544)
Amortization of stock-based compensation	—	—	—	13,249	—	—	2,666	—	15,915
Net income	—	—	—	—	68,590	—	375	24,960	93,925
Change in fair value of derivatives	—	—	—	—	—	7,353	45	—	7,398
Redemption of common units in the operating partnership	—	—	—	(24,535)	—	(3,622)	(282,698)	—	(310,855)
Balance, December 31, 2017	155,602,508	$1,556	$—	$3,622,988	$—	$13,227	$14,591	$258,602	$3,910,964

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$94,561	$43,758	$(16,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	283,570	269,087	245,071
Non-cash portion of interest expense	6,032	4,464	4,746
Amortization of stock-based compensation	15,079	14,144	8,421
Straight-line rents	(29,638)	(29,079)	(29,392)
Straight-line rent expenses	433	1,023	408
Amortization of above- and below-market leases, net	(18,062)	(19,734)	(22,073)
Amortization of above- and below-market ground lease, net	2,505	2,160	1,642
Amortization of lease incentive costs	1,546	1,388	581
Other non-cash adjustments(1)	883	707	(246)
Gains on sale of real estate	(45,574)	(30,389)	(30,471)
Change in operating assets and liabilities:
Accounts receivable	1,929	15,088	(5,734)
Deferred leasing costs and lease intangibles	(32,244)	(43,476)	(28,980)
Prepaid expenses and other assets	233	(7,312)	(17,032)
Accounts payable and accrued liabilities	19,447	(4,426)	18,342
Security deposits and prepaid rent	(7,741)	9,371	46,582
Net cash provided by operating activities	292,959	226,774	175,783
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(302,447)	(258,718)	(170,590)
Property acquisitions	(257,734)	(630,145)	(1,804,597)
Contributions to unconsolidated entities	(1,071)	(37,228)	—
Distributions from unconsolidated entities	15,964	—	—
Proceeds from repayment of notes receivable	—	28,892	—
Proceeds from sales of real estate	212,250	372,302	177,488
Net cash used in investing activities	(333,038)	(524,897)	(1,797,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	766,660	1,318,000	2,234,687
Payments of notes payable	(822,526)	(888,607)	(913,694)
Proceeds from issuance of common stock, net	647,382	1,449,581	380,620
Payments for redemption of common units in the operating partnership	(310,855)	(1,446,039)	—
Redemption of Series B preferred stock	—	—	(145,000)
Distributions paid to common stock and unitholders	(158,544)	(117,819)	(75,875)
Distributions paid to preferred stock and unitholders	(636)	(636)	(12,071)
Contributions from non-controlling member in consolidated entities	3,870	33,996	217,795
Distributions to non-controlling member in consolidated entities	(74,836)	(1,303)	(2,013)
Payments to satisfy tax withholding	(16,041)	(8,427)	(5,128)
Payments of loan costs	(1,307)	(3,992)	(20,680)
Net cash provided by financing activities	33,167	334,754	1,658,641
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,912)	36,631	36,725
Cash and cash equivalents and restricted cash—beginning of period	108,192	71,561	34,836
Cash and cash equivalents and restricted cash—end of period	$101,280	$108,192	$71,561

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$77,234	$82,491	$50,208
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable and accrued liabilities for real estate investments	$(19,587)	$(37,364)	$(27,972)
Reclassification of investment in unconsolidated entities for real estate investments	$7,835	$—	$—
Relief of debt in conjunction with sale of real estate	$(216,000)	$—	$—
Proceeds from sale of real estate	$216,000	$—	$—
Issuance of common stock in connection with property acquisition	$—	$—	$87
Additional paid-in capital in connection with property acquisition	$—	$—	$285,358
Non-controlling common units in the operating partnership in connection with property acquisition	$—	$—	$1,814,936
_____________

(1)	Represents bad debt expense/recovery, amortization of discount and net origination fees on purchased and originated loans and unrealized loss/gain on ineffective portion of derivative instruments.

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Partners of Hudson Pacific Properties, L.P.

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. (the “Operating Partnership”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Operating Partnership at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Adoption of ASC No. 2017-01

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method for accounting for property acquisitions effective October 1, 2016 when the Operating Partnership adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2015.

Los Angeles, California
February 15, 2018

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2017	December 31, 2016
ASSETS
Investment in real estate, at cost	$6,423,441	$5,878,480
Accumulated depreciation and amortization	(533,498)	(375,207)
Investment in real estate, net	5,889,943	5,503,273
Cash and cash equivalents	78,922	83,015
Restricted cash	22,358	25,177
Accounts receivable, net	4,363	7,007
Straight-line rent receivables, net	109,457	79,209
Deferred leasing costs and lease intangible assets, net	244,554	288,929
Prepaid expenses and other assets, net	61,138	77,214
Assets associated with real estate held for sale	211,335	615,174
TOTAL ASSETS	$6,622,070	$6,678,998

LIABILITIES
Notes payable, net	$2,421,380	$2,473,326
Accounts payable and accrued liabilities	163,107	114,674
Lease intangible liabilities, net	49,930	73,267
Security deposits and prepaid rent	64,031	66,878
Derivative liabilities	265	1,303
Liabilities associated with real estate held for sale	2,216	236,623
TOTAL LIABILITIES	2,700,929	2,966,071
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
CAPITAL
Hudson Pacific Properties, L.P. partners’ capital:
Common units, 156,171,553 and 145,942,855 issued and outstanding at December 31, 2017 and 2016, respectively.	3,639,086	3,392,264
Accumulated other comprehensive income	13,276	5,878
Total Hudson Pacific Properties, L.P. partners' capital	3,652,362	3,398,142
Non-controlling interest—members in consolidated entities	258,602	304,608
TOTAL CAPITAL	$3,910,964	$3,702,750
TOTAL LIABILITIES AND CAPITAL	$6,622,070	$6,678,998

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Office
Rental	$545,453	$486,956	$394,543
Tenant recoveries	92,244	84,386	66,235
Parking and other	29,413	21,894	20,940
Total Office revenues	667,110	593,236	481,718
Media & Entertainment
Rental	36,529	26,837	23,027
Tenant recoveries	1,336	1,884	943
Other property-related revenue	22,805	17,380	14,849
Other	359	302	313
Total Media & Entertainment revenues	61,029	46,403	39,132
TOTAL REVENUES	728,139	639,639	520,850
OPERATING EXPENSES
Office operating expenses	218,873	202,935	166,131
Media & Entertainment operating expenses	34,634	25,810	23,726
General and administrative	54,459	52,400	38,534
Depreciation and amortization	283,570	269,087	245,071
TOTAL OPERATING EXPENSES	591,536	550,232	473,462
INCOME FROM OPERATIONS	136,603	89,407	47,388
OTHER EXPENSE (INCOME)
Interest expense	90,037	76,044	50,667
Interest income	(97)	(260)	(124)
Unrealized loss on ineffective portion of derivatives	70	1,436	—
Transaction-related expenses	598	376	43,336
Other (income) expense	(2,992)	(1,558)	62
TOTAL OTHER EXPENSES	87,616	76,038	93,941
INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE	48,987	13,369	(46,553)
Gains on sale of real estate	45,574	30,389	30,471
NET INCOME (LOSS)	94,561	43,758	(16,082)
Net income attributable to non-controlling interest in consolidated entities	(24,960)	(9,290)	(3,853)
Net income (loss) attributable to Hudson Pacific Properties, L.P.	69,601	34,468	(19,935)
Net income attributable to preferred stock and units	(636)	(636)	(12,105)
Original issuance costs of redeemed Series B preferred stock	—	—	(5,970)
Total preferred distributions	(636)	(636)	(18,075)
Net income attributable to participating securities	(1,003)	(766)	(356)
Net income (loss) available to common unitholders	$67,962	$33,066	$(38,366)
Basic and diluted per unit amounts:
Net income (loss) attributable to common unitholders—basic	$0.44	$0.23	$(0.30)
Net income (loss) attributable to common unitholders—diluted	$0.44	$0.23	$(0.30)
Weighted average shares of common units outstanding—basic	154,276,773	145,595,246	128,948,077
Weighted average shares of common units outstanding—diluted	154,670,857	146,739,246	128,948,077

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$94,561	$43,758	$(16,082)
Other comprehensive income: change in fair value of derivatives	7,398	5,942	2,597
Comprehensive income (loss)	101,959	49,700	(13,485)
Comprehensive income attributable to preferred stock and units	(636)	(636)	(12,105)
Comprehensive income attributable to redemption of Series B preferred stock	—	—	(5,970)
Comprehensive income attributable to participating securities	(1,003)	(766)	(356)
Comprehensive income attributable to non-controlling interest in consolidated entities	(24,960)	(9,290)	(3,853)
Comprehensive income (loss) attributable to Hudson Pacific Properties, L.P. partners’ capital	$75,360	$39,008	$(35,769)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit data)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital	Non-controlling Interest— Members in Consolidated Entities	Total Capital
Balance, December 31, 2014	$145,000	69,180,379	$1,089,686	$(2,661)	$1,232,025	$42,990	$1,275,015
Contributions	—	—	—	—	—	217,795	217,795
Distributions	—	—	—	—	—	(2,013)	(2,013)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	12,650,000	380,620	—	380,620	—	380,620
Issuance of unrestricted units	—	63,668,962	2,100,381	—	2,100,381	—	2,100,381
Issuance of restricted units	—	36,223	—	—	—	—	—
Units withheld to satisfy tax withholding	—	(85,469)	(5,128)	—	(5,128)	—	(5,128)
Declared distributions	(11,469)	—	(75,875)	—	(87,344)	—	(87,344)
Amortization of unit-based compensation	—	—	8,832	—	8,832	—	8,832
Net income (loss)	11,469	—	(32,040)	—	(20,571)	3,853	(16,718)
Change in fair value of derivatives	—	—	—	2,597	2,597	—	2,597
Redemption of Series B preferred stock	(145,000)	—	—	—	(145,000)	—	(145,000)
Balance, December 31, 2015	—	145,450,095	3,466,476	(64)	3,466,412	262,625	3,729,037
Contributions	—	—	—	—	—	33,996	33,996
Distributions	—	—	—	—	—	(1,303)	(1,303)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	47,010,695	1,449,581	—	1,449,581	—	1,449,581
Issuance of unrestricted units	—	590,520	6	—	6	—	6
Units withheld to satisfy tax withholding	—	(262,760)	(8,427)	—	(8,427)	—	(8,427)
Declared distributions	—	—	(117,819)	—	(117,819)	—	(117,819)
Amortization of unit based compensation	—	—	14,654	—	14,654	—	14,654
Net income	—	—	33,832	—	33,832	9,290	43,122
Change in fair value of derivatives	—	—	—	5,942	5,942	—	5,942
Repurchase of operating partnership units	—	(46,845,695)	(1,446,039)	—	(1,446,039)	—	(1,446,039)
Balance, December 31, 2016	—	145,942,855	3,392,264	5,878	3,398,142	304,608	3,702,750
Contributions	—	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	18,656,575	647,382	—	647,382	—	647,382
Issuance of unrestricted units	—	917,086	—	—	—	—	—
Units withheld to satisfy tax withholding	—	(463,388)	(16,041)	—	(16,041)	—	(16,041)
Declared distributions	—	—	(158,544)	—	(158,544)	—	(158,544)
Amortization of unit based compensation	—	—	15,915	—	15,915	—	15,915
Net income	—	—	68,965	—	68,965	24,960	93,925
Change in fair value of derivatives	—	—	—	7,398	7,398	—	7,398
Redemption of common units	—	(8,881,575)	(310,855)	—	(310,855)	—	(310,855)
Balance, December 31, 2017	$—	156,171,553	$3,639,086	$13,276	$3,652,362	$258,602	$3,910,964

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$94,561	$43,758	$(16,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	283,570	269,087	245,071
Non-cash portion of interest expense	6,032	4,464	4,746
Amortization of unit-based compensation	15,079	14,144	8,421
Straight-line rents	(29,638)	(29,079)	(29,392)
Straight-line rent expenses	433	1,023	408
Amortization of above- and below-market leases, net	(18,062)	(19,734)	(22,073)
Amortization of above- and below-market ground lease, net	2,505	2,160	1,642
Amortization of lease incentive costs	1,546	1,388	581
Other non-cash adjustments(1)	883	707	(246)
Gains on sale of real estate	(45,574)	(30,389)	(30,471)
Change in operating assets and liabilities:
Accounts receivable	1,929	15,088	(5,734)
Deferred leasing costs and lease intangibles	(32,244)	(43,476)	(28,980)
Prepaid expenses and other assets	233	(7,312)	(17,032)
Accounts payable and accrued liabilities	19,447	(4,426)	18,342
Security deposits and prepaid rent	(7,741)	9,371	46,582
Net cash provided by operating activities	292,959	226,774	175,783
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(302,447)	(258,718)	(170,590)
Property acquisitions	(257,734)	(630,145)	(1,804,597)
Contributions to unconsolidated entities	(1,071)	(37,228)	—
Distributions from unconsolidated entities	15,964	—	—
Proceeds from repayment of notes receivable	—	28,892	—
Proceeds from sales of real estate investments	212,250	372,302	177,488
Net cash used in investing activities	(333,038)	(524,897)	(1,797,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	766,660	1,318,000	2,234,687
Payments of notes payable	(822,526)	(888,607)	(913,694)
Proceeds from issuance of common units, net	647,382	1,449,581	380,620
Payments for redemption of common units	(310,855)	(1,446,039)	—
Redemption of Series B preferred stock	—	—	(145,000)
Distributions paid to common unitholders	(158,544)	(117,819)	(75,875)
Distributions paid to preferred unitholders	(636)	(636)	(12,071)
Contributions from non-controlling member in consolidated real estate entities	3,870	33,996	217,795
Distributions to non-controlling member in consolidated real estate entities	(74,836)	(1,303)	(2,013)
Payments to satisfy tax withholding	(16,041)	(8,427)	(5,128)
Payments of loan costs	(1,307)	(3,992)	(20,680)
Net cash provided by financing activities	33,167	334,754	1,658,641
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,912)	36,631	36,725
Cash and cash equivalents and restricted cash—beginning of period	108,192	71,561	34,836
Cash and cash equivalents and restricted cash—end of period	$101,280	$108,192	$71,561
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information
Cash paid for interest, net capitalized interest	$77,234	$82,491	$50,208
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable and accrued liabilities for real estate investments	$(19,587)	$(37,364)	$(27,972)
Reclassification of investment in unconsolidated entities for real estate investments	$7,835	$—	$—
Relief of debt in conjunction with sale of real estate	$(216,000)	$—	$—
Proceeds from sale of real estate	$216,000	$—	$—
Common units in the operating partnership in connection with property acquisition	$—	$—	$2,100,381
_____________

(1)	Represents bad debt expense/recovery, amortization of discount and net origination fees on purchased and originated loans and unrealized loss/gain on ineffective portion of derivative instruments.

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except square footage and share/unit data)

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

On April 1, 2015, the Company completed the acquisition of the EOP Northern California Portfolio (“EOP Acquisition”) from Blackstone Real Estate Partners V and VI (“Blackstone”). The EOP Acquisition consisted of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout Northern California. The total consideration paid for the EOP Acquisition before certain credits, prorations and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of Hudson Pacific Properties, Inc. and common units in the operating partnership.

The Company’s portfolio consists of properties located throughout Northern and Southern California and the Pacific Northwest. The following table summarizes the Company’s portfolio as of December 31, 2017:

Segments	Number of Properties	Square Feet (unaudited)
Office	51	13,291,531
Media & Entertainment	3	1,249,927
Total(1)	54	14,541,458
_________________

(1)	Includes redevelopment, development and held for sale properties.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company and the operating partnership are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Any reference to the number of properties, acres and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”).

Certain amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the current year presentation. Included in the reclassified amounts are properties held for sale. These amounts are related to 3402 Pico, which was sold on March 21, 2017, Pinnacle I and Pinnacle II, which were sold on November 16, 2017 as well as four other properties, which were classified as held for sale as of December 31, 2017. See Note 3 for details of the properties classified as held for sale.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, the operating partnership and all wholly owned and controlled subsidiaries. The consolidated financial statements of the operating partnership include the accounts of the operating partnership and all wholly owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Under the consolidation guidance, we first evaluate an entity using the variable interest model, then the voting model. The Company ultimately consolidates all entities that the Company controls through either majority ownership or voting rights, including all variable interest entities (“VIEs”) of which the Company is considered the primary beneficiary. The Company accounts for all other unconsolidated joint ventures using the cost or equity method of accounting. In addition, we continually evaluate each legal entity that is not wholly owned for reconsideration based on changing circumstances.

VIEs are defined as entities in which equity investors do not have:

•	the characteristics of a controlling financial interest;

•	sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and/or

•	the entity is structured with non-substantive voting rights.

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of December 31, 2017, the Company has determined that three joint ventures and our operating partnership met the definition of a VIE. Two of the joint ventures are consolidated entities and one joint venture is a non-consolidated entity.

Consolidated Entities

On November 16, 2017, the Company sold its 65.0% ownership interest in the single joint venture that owned both Pinnacle I and Pinnacle II. As a result of the disposition, the Company no longer consolidates Pinnacle and Pinnacle II.

As of December 31, 2017, the operating partnership has determined that two of its joint ventures met the definition of a VIE and are consolidated:

Property	Ownership interest
1455 Market	55.0%
Hill7	55.0%

As of December 31, 2017, the Company has determined that our operating partnership met the definition of a VIE and is consolidated. Substantially all of the assets and liabilities of the Company are related to these VIEs.

Non-consolidated Entities

On June 15, 2017, the Company purchased the remaining interest in land at its 11601 Wilshire property. Refer to Note 3 for details. As a result of the purchase, the Company is now consolidating the interest in land.

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The assets of the joint venture consist of notes receivable. As of December 31, 2017, the Company has determined this joint venture meets the definition of a VIE, however, it is not the primary beneficiary. Due to its significant influence over the non-consolidated entity, the Company accounts for it using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. The Company’s net equity investment of $14.2 million is reflected within prepaid expenses and other assets on the Consolidated Balance Sheets which represents the Company’s maximum exposure for loss. The Company’s share of net income or loss from the entity is included within other (income) expense on the Consolidated Statements of Operations. The Company owns 21% of the non-consolidated entity.

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

Acquisitions of real estate will generally not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings and improvements and related intangible assets or liabilities) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

When the Company acquires properties that are considered business combinations, assets acquired and liabilities assumed are fair valued at the acquisition date. Assets acquired and liabilities assumed include, but are not limited to, land, building and improvements, intangible assets related to above-and below-market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. The initial accounting for a business combination is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price assignment are made within the measurement period, which typically does not exceed one year, within the Consolidated Balance Sheets. Acquisition-related expenses associated with business combinations are expensed in the period incurred which is included in the transaction-related expenses line item of the Consolidated Statements of Operations.

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

The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. The fair value of acquired “above- and below-” market leases are based on the estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial below-market term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions and legal and other related costs.

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

The Company recognized the following capitalized costs:

	Year Ended December 31,
	2017	2016	2015
Capitalized personnel costs	$10,853	$9,347	$7,349
Capitalized interest	10,655	11,307	6,516

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

The Company amortizes above- and below-market lease intangibles over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. The in-place lease intangibles are amortized over the remaining non-cancellable lease term. When tenants vacate prior to the expiration of lease, the amortization of intangible assets and liabilities are accelerated. The Company amortizes above- and below-market ground lease intangibles over the remaining non-cancellable lease terms.

Held for sale

The Company classifies properties as held for sale when certain criteria set forth in Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, are met. These criteria include (i) whether the Company is committed to a plan to sell, (ii) whether the asset or disposal group is available for immediate sale, (iii) whether an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) whether the sale of the asset or disposal group is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, (v) whether the long-lived asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, (vi) whether actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. At the time a property is classified as held for sale, the Company reclassifies its assets and liabilities to held for sale in the Consolidated Balance Sheets for the periods presented and ceases recognizing depreciation expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell.

According to ASC 205, Presentation of Financial Statements, the Company does not present the operating results in net loss from discontinued operations for disposals if they do not represent a strategic shift in the Company’s business. There were no discontinued operations for the years ended December 31, 2017, 2016, and 2015.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. No impairment indicators have been noted and the Company recorded no impairment charges during the years ended December 31, 2017, 2016 and 2015.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business acquisitions. The Company does not amortize this asset but instead analyzes it on a quarterly basis for impairment. No impairment indicators have been noted during the years ended December 31, 2017 and 2016, respectively. Goodwill is included in the prepaid expenses and other assets, net line item on the Consolidated Balance Sheets.

Cash, Cash Equivalents and Restricted Cash

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

Pursuant to the adoption of ASU 2016-18, the Company included restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows, which resulted in an increase of $7.2 million and $0.9 million in the net cash provided by operating activities line item in the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015.

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	December 31,
	2017	2016	2015(1)
Beginning of period:
Cash and cash equivalents	$83,015	$53,551	$17,753
Restricted cash	25,177	18,010	17,083
Total	$108,192	$71,561	$34,836

End of period:
Cash and cash equivalents	$78,922	$83,015	$53,551
Restricted cash	22,358	25,177	18,010
Total	$101,280	$108,192	$71,561
_____________

(1)	Includes restricted cash that was previously included in assets held for sale as of December 31, 2014.

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

The following table represents the Company’s accounts receivable, net as of:

	December 31, 2017	December 31, 2016
Accounts receivable	$6,835	$8,834
Allowance for doubtful accounts	(2,472)	(1,827)
Accounts receivable, net(1)	$4,363	$7,007
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

Straight-line Rent Receivables, net

For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company evaluates the collectability of straight-line rent receivables based on the length of time the related rental receivables are past due, the current business environment and the Company’s historical experience.

The following table represents the Company’s straight-line rent receivables, net as of:

	December 31, 2017	December 31, 2016
Straight-line rent receivables	$109,457	$79,345
Allowance for doubtful accounts	—	(136)
Straight-line rent receivables, net(1)	$109,457	$79,209
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets primarily consists of investments in unconsolidated entities, goodwill and derivative assets. These balances were presented separately on the 2016 Form 10-K, however, these accounts have been reclassified on our Consolidated Balance Sheets to conform to the current year’s presentation.

The following table represents the Company’s prepaid expenses and other assets, net as of:

	December 31, 2017	December 31, 2016
Investment in unconsolidated entities	$14,240	$37,228
Goodwill	8,754	8,754
Derivative assets	12,586	5,935
Other	25,558	25,297
Prepaid expenses and other assets, net(1)	$61,138	$77,214
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

Security Deposits and Prepaid Rent

The security deposits and prepaid rent balances were presented separately on the 2016 Form 10-K, however, these accounts have been reclassified on our Consolidated Balance Sheets to conform to the current year’s presentation.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The following table represents the Company’s security deposits and prepaid rent as of:

	December 31, 2017	December 31, 2016
Security deposits	$36,458	$29,837
Prepaid rent	27,573	37,041
Security deposits and prepaid rent(1)	$64,031	$66,878
_____________
(1) Excludes balances related to properties that have been classified as held for sale.

Segment Reporting

The Company’s reporting segments are based on the Company’s method of internal reporting, which classifies its operations into two reporting segments: (i) office properties and (ii) media and entertainment properties. The Company evaluates performance based upon net operating income of the combined properties in each segment. The media and entertainment segment is immaterial, and therefore separate income information by segment has not been presented. Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources.

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

Deferred Financing Costs and Debt Discount/Premium

Deferred financing costs are amortized over the contractual loan term into interest expense on the Consolidated Statements of Operations. Deferred financing costs, and related amortization, related to the unsecured revolving credit facility and undrawn term loans are presented within prepaid expenses and other assets, net in the Consolidated Balance Sheets. All other deferred financing costs, and related amortization, are included in the notes payable, net line item in the Consolidated Balance Sheets.

Debt discounts and premiums are amortized and accreted on a straight-line basis over the contractual loan term, which approximates the effective interest method, into interest expense on the Consolidated Statements of Operations. Discounts are recorded as additional interest expense and premiums are recorded as a reduction to interest expense.

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

Stock-Based Compensation

Compensation cost of restricted stock, restricted stock units and performance units under the Company’s equity incentive award plans are accounted for under ASC 718, Compensation-Stock Compensation (“ASC 718”). The Company accounts for forfeitures of awards as they occur.

Income Taxes

The Company’s property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market and Hill7 properties, REITs) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

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

Provided that it continues to qualify for taxation as a REIT, the Company is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, the Company would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which the Company loses its qualification. It is not possible to state whether in all circumstances the Company would be entitled to this statutory relief.

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

The Company has elected, together with one of the Company’s subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company’s TRS did not have significant tax provisions or deferred income tax items for 2017, 2016 or 2015.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2017, the Company has not established a liability for uncertain tax positions.

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

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“the FASB”) in the form of Accounting Standards Update (“ASU”). The following ASUs were issued from 2016 to 2017 and have been adopted by the Company:

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
ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)

The guidance in this ASU is based on two SEC staff announcements made at the September 2016 and November 2016 EITF meetings. In the September meeting, the SEC announced that a registrant should disclose the potential material effects of the ASUs related to revenues, leases and credit losses on financial instruments. As a result of the November meeting, the ASU conforms to ASC 323 to the guidance issued in ASU 2014-01 related to investments in qualified affordable housing projects.

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

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
This update amends the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business.

The Company early adopted the guidance in the fourth quarter of 2016. The adoption of this guidance changed the accounting for the transaction costs for acquisitions of operating properties treated as asset acquisitions such that transaction costs are capitalized as part of the purchase price of the acquisition instead of being expensed as transaction-related expenses.

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

The Company early adopted this guidance during the second quarter of 2017 and applied it retrospectively. Pursuant to the adoption, the Company revised the Consolidated Statement of Cash Flows and disclosed the reconciliation to the related captions in the Consolidated Balance Sheets.

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
ASU 2016-06, Investments—Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments	The guidance requires a four-step decision sequence when assessing whether an embedded contingent put or call option is clearly and closely related to the debt host instrument.	The Company adopted this guidance during the first quarter of 2017 and applied it prospectively. The adoption did not have an impact on the Company’s consolidated financial statements.
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Update on ASC 606, Revenue from Contracts with Customers (“ASC 606”), implementation

The new revenue standard was amended through various ASU’s. The ASU’s that impact the Company are ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2014-09, Revenue from Contracts with Customers.

Issued on March 17, 2016, ASU 2016-08 clarifies certain aspects of the principal-versus-agent guidance in its new revenue recognition standard related to the determination of whether an entity is a principal-versus-agent and the determination of the nature of each specified good or service. Issued on May 28, 2014, ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and specifically notes that lease contracts with customers are a scope exception.

ASC 606 provides practical expedients associated with the determination of whether a significant financing component exists and the expedient for recording an immediate expense for certain incremental costs of obtaining a contract with a customer. This ASU is effective for annual reporting periods (including interim periods) beginning after December 15, 2017. Either the full retrospective approach (to the beginning of its contracts) or modified retrospective approach (from the beginning of the latest fiscal year of adoption) is permitted.

The Company has compiled an inventory of its sources of revenues and has preliminarily identified three revenue streams, which include other property related revenues, tenant recoveries and parking and other. Two of these revenue streams will be accounted for under ASC 606 when it becomes effective on January 1, 2018. The remaining revenue stream, tenant recoveries, which is integral to the Company’s leasing revenues, will be accounted for under ASC 606 on January 1, 2019, when the Company adopts ASC 842, Leases (“ASC 842”). Under the current ASC 842 guidance, the Company would be required to classify our tenant recoveries into lease and non-lease components. In January 2018, the FASB issued a proposed amendment to ASC 842 which if elected allows the Company to classify tenant recoveries as a single lease component and ASC 606 would then not apply.

The Company has completed its implementation of ASC 606 and has concluded that the recognition of revenues will not be materially impacted by this standard. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach and is using the practical expedients associated with expensing incremental costs of obtaining a contract with a customer with terms of one year or less.

Update on ASC 842, Leases, implementation

On February 25, 2016, the FASB issued ASU 2016-02, Leases, to amend the accounting guidance for leases and set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). This ASU is effective for annual reporting periods (including interim periods) beginning after December 15, 2018. A modified retrospective approach must be applied for leases that exist or are entered into after January 1, 2017, the beginning of the earliest comparative period presented in the 2019 consolidated financial statements, with a cumulative adjustment to the opening balance of accumulated deficit on January 1, 2017, and restatement of the amounts presented prior to January 1, 2019.

In January 2018, the FASB issued a proposed amendment to ASU 842 that would provide an entity the optional transition method to initially account for the impact of the adoption with a cumulative adjustment to accumulated deficit on the effective date of the ASU, January 1, 2019 rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019.

This guidance requires all lessees to record a lease liability at lease inception, with a corresponding right of use asset, except for short-term leases. Lessor accounting will not be fundamentally changed.

ASC 842 provides practical expedients that allow entities to not (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases.

The Company plans to adopt the standard on January 1, 2019 and expects to elect the use of practical expedients. If the proposed amendment to ASU 842 is adopted, the Company would elect the transition method for adoption as described above.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Lessor Accounting

The Company recognized rental revenues and tenant recoveries of $675.6 million for the year ended December 31, 2017. This ASU requires companies to identify lease and non-lease components of a lease agreement. Lease components relate to the right to use the leased asset and non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset. Total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components will be governed by ASC 842 while revenue related to non-lease components will be subject to ASC 606.

Under current accounting standards, the Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred. The reimbursements are recognized and presented gross, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the associated credit risk.

In the FASB-proposed amendment to ASU 842, lessors can elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease.

The Company has not completed its analysis of this ASU. If the proposed practical expedient mentioned above is adopted and elected, tenant recoveries that qualify as non-lease components will be combined under a single lease component presentation. However, without the proposed practical expedient, the Company expects that it will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance. The Company expects that tenant recoveries will be separated into lease and non-lease components. Tenant recoveries that are categorized as lease components will generally be variable consideration with revenue recognized as the recoverable services are provided. Tenant recoveries that are categorized as non-lease components will be recognized at either a point in time or over time based on the pattern of transfer of the underlying goods or services to our tenants.

The ASU also requires lessors to capitalize only those costs that are defined as initial direct costs. Under the current accounting standards, the Company capitalizes initial direct and indirect leasing costs. During the year ended December 31, 2017, the Company capitalized $8.9 million of indirect leasing costs. Under this new ASU, these costs will be expensed as incurred.

Lessee Accounting

As of December 31, 2017, the future undiscounted minimum lease payments under the Company’s ground leases totaled $452.8 million. This guidance requires lessees to record a lease liability at lease inception, with a corresponding right-of-use asset, except for short-term leases. The Company continues to evaluate the amount of right-of-use asset and lease liability that will ultimately be recorded with respect to its ground leases agreements, where it is the lessee.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Other recently issued ASUs

The Company considers the applicability and impact of all ASUs. The following table lists the recently issued ASUs that have not been adopted by the Company. The list excludes those ASUs that are not expected to have a material impact on the Company’s consolidated financial statements and the ASUs related to the ASC 606 and ASC 842 which are discussed above.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Therefore, a cumulative effect adjustment related to elimination of ineffectiveness measurement is required to be recorded to the opening balance of accumulated deficit as of the beginning of the fiscal year of adoption for cash flow hedges. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This guidance must be applied using a modified retrospective approach.
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

ASU 2016-13, Financial Instruments—Credit Losses
This guidance sets forth a new impairment model for financial instruments, the current expected credit loss (“CECL”) model, which is based on expected losses rather than incurred losses. Under the CECL model, an entity recognizes as an allowance its estimate of expected credit losses.
		Effective for annual reporting periods (including interim periods) beginning after December 15, 2019	The Company is currently evaluating the impact of this standard.
ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.
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
		Effective for annual reporting periods (including interim periods) beginning after December 15, 2017	The Company is currently evaluating the impact of this standard.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	December 31, 2017	December 31, 2016
Land	$1,302,907	$1,155,037
Building and improvements	4,480,993	4,069,005
Tenant improvements	411,706	354,940
Furniture and fixtures	8,608	4,264
Property under development	219,227	295,234
Investment in real estate, at cost(1)	$6,423,441	$5,878,480
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

Acquisitions

The following table summarizes the information on the acquisitions completed in 2017 and 2016:

Property	Submarket	Segment	Month of Acquisition	Square Feet	Purchase Price(1) (in millions)
Sunset Las Palmas Studios(2)	Hollywood	Media and Entertainment	May 2017	369,000	$200.0
11601 Wilshire land(3)	West Los Angeles	Office	June 2017	N/A	50.0
6666 Santa Monica(4)	Hollywood	Media and Entertainment	June 2017	4,150	3.2
Total acquisitions in 2017				373,150	$253.2

11601 Wilshire(5)	West Los Angeles	Office	July 2016	500,475	$311.0
Hill7(6)	South Lake Union	Office	October 2016	285,680	179.8
Page Mill Hill(7)	Palo Alto	Office	December 2016	182,676	150.0
Total acquisitions in 2016				968,831	$640.8
_____________

(1)	Represents purchase price before certain credits, prorations and closing costs.

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

(5)
Previously owned by an affiliate of Blackstone, the property has served as the Company’s corporate headquarters since its IPO. The Company funded this acquisition with proceeds from the unsecured revolving credit facility.

(6)
The Company purchased the property through a joint venture with the Canadian Pension Plan Investment Board. The Company has a 55% ownership interest in the consolidated joint venture. In conjunction with the acquisition, the joint venture closed a secured non-recourse loan in the amount of $101.0 million.

(7)	The Company funded this acquisition with proceeds from the unsecured revolving credit facility.

The Company’s acquisitions in 2017 did not meet the definition of a business and were therefore accounted for as asset acquisitions. In accordance with asset acquisitions, the purchase price includes capitalized acquisition costs. The following table represents the Company’s final aggregate purchase price accounting, as of the respective acquisition dates, for each of the Company’s acquisitions completed in 2017:

	Sunset Las Palmas Studios(1)	11601 Wilshire land	6666 Santa Monica	Total
Investment in real estate	$202,723	$50,034	$3,091	$255,848
Deferred leasing costs and in-place lease intangibles(2)	1,741	—	145	1,886
Total assets assumed	$204,464	$50,034	$3,236	$257,734
_____________

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

(1)	The purchase price allocation includes equipment purchased by the Company of $2.8 million.

(2)	Represents weighted-average amortization period of 1.2 years.

The following table represents the final purchase price accounting for each of the Company’s acquisitions completed in 2016:

	11601 Wilshire	Hill7	Page Mill Hill	Total
Investment in real estate, net	$292,382	$173,967	$131,402	$597,751
Land interest(1)	7,836	—	—	7,836
Above-market leases(2)	167	—	307	474
Below-market ground leases(3)	212	—	12,125	12,337
Deferred leasing costs and lease intangibles(4)	13,884	7,617	14,697	36,198
Below-market leases(5)	(6,562)	(1,417)	(8,636)	(16,615)
Net asset and liabilities assumed	$307,919	$180,167	$149,895	$637,981
_____________

(1)
Represents the fair value of the Company’s interest in the land which was included in investment in unconsolidated entities in the Consolidated Balance Sheets at December 31, 2016. On June 15, 2017, the Company purchased the remaining interest, which was fair valued and allocated to land and building. Refer to the 2017 acquisitions above for details.

(2)	Represents weighted-average amortization period of 5.4 years.

(3)	Represents weighted-average amortization period of 33.2 years.

(4)	Represents weighted-average amortization period of 5.8 years.

(5)	Represents weighted-average amortization period of 6.4 years.

Dispositions

The following table summarizes the properties sold in 2017, 2016 and 2015. These properties were considered non-strategic to the Company’s portfolio:

Property	Month of Disposition	Square Feet	Sales Price(1) (in millions)
222 Kearny	February 2017	148,797	$51.8
3402 Pico	March 2017	50,687	35.0
Pinnacle I and Pinnacle II(2)	November 2017	623,777	350.0
Total dispositions in 2017		823,261	$436.8

Bayhill Office Center	January 2016	554,328	$215.0
Patrick Henry	April 2016	70,520	19.0
One Bay Plaza	June 2016	195,739	53.4
12655 Jefferson	November 2016	100,756	80.0
Total dispositions in 2016(3)		921,343	$367.4

First Financial	March 2015	223,679	$89.0
Bay Park Plaza	September 2015	260,183	90.0
Total dispositions in 2015(4)		483,862	$179.0
_____________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)
The consolidated joint venture that owned Pinnacle I and Pinnacle II sold the properties to affiliates of Blackstone. In conjunction with the sale, the $216.0 million debt secured by these properties was assumed by the purchasers.

(3)	Excludes the sale of an option to acquire land at 9300 Culver on December 6, 2016.

(4)	Excludes the 45% ownership interest in 1455 Market completed on January 7, 2015.

The disposition of these properties resulted in gains of $45.6 million, $30.4 million and $30.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in gains on sale of real estate line item on the Consolidated Statements of Operations in 2016 is a gain of $7.5 million related to a sale of an option to purchase land at 9300 Culver.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Held for sale

As of December 31, 2017, the Company had four properties that met the criteria to be classified as held for sale. The following table summarizes properties classified as held for sale as of December 31, 2017:

Property	Purchase and Sale Executed	Square Feet	Sales Price(1) (in millions)
2180 Sand Hill	November 2017	45,613	$82.5
2600 Campus Drive (building 6 of Peninsula Office Park)	December 2017	63,050	22.5
Embarcadero Place	December 2017	197,402	136.0
9300 Wilshire	December 2017	61,422	13.8
Total		367,487	$254.8
____________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

As of December 31, 2016, the Company had eight properties that met the criteria to be classified as held for sale which includes the properties sold during 2017.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of:

	December 31, 2017	December 31, 2016
ASSETS
Investment in real estate, net	$204,895	$580,261
Accounts receivable, net	85	183
Straight-line rent receivables, net	2,234	8,849
Deferred leasing costs and lease intangible assets, net	4,063	23,078
Prepaid expenses and other assets, net	58	2,803
Assets associated with real estate held for sale	$211,335	$615,174

LIABILITIES
Notes payable, net	$—	$214,684
Accounts payable and accrued liabilities	782	8,816
Lease intangible liabilities, net	95	6,890
Security deposits and prepaid rent	1,339	6,233
Liabilities associated with real estate held for sale	$2,216	$236,623

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles, net as of

	December 31, 2017	December 31, 2016
Above-market leases	$19,222	$23,075
Accumulated amortization	(15,731)	(12,645)
Above-market leases, net	3,491	10,430
Deferred leasing costs and in-place lease intangibles	311,599	343,807
Accumulated amortization	(132,426)	(129,830)
Deferred leasing costs and in-place lease intangibles, net	179,173	213,977
Below-market ground leases	68,388	68,601
Accumulated amortization	(6,498)	(4,079)
Below-market ground leases, net	61,890	64,522
Deferred leasing costs and lease intangible assets, net(1)	$244,554	$288,929

Below-market leases	$105,233	$127,950
Accumulated amortization	(56,265)	(55,689)
Below-market leases, net	48,968	72,261
Above-market ground leases	1,095	1,095
Accumulated amortization	(133)	(89)
Above-market ground leases, net	962	1,006
Lease intangible liabilities, net(1)	$49,930	$73,267
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	For the Year Ended December 31,
	2017	2016	2015
Above-market leases(1)	$(6,953)	$(11,259)	$(12,534)
Below-market leases(1)	25,015	30,993	34,607
Deferred leasing costs and in-place lease intangibles(2)	(72,883)	(84,492)	(91,965)
Above-market ground leases(3)	43	43	46
Below-market ground leases(3)	(2,548)	(2,203)	(1,688)
_____________

(1)	Amortization is recorded in revenues in the Consolidated Statements of Operations.

(2)	Amortization is recorded in depreciation and amortization expenses and office rental revenues in the Consolidated Statements of Operations.

(3)	Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The following table provides information regarding the Company’s estimated amortization of deferred leasing costs and lease intangibles as of December 31, 2017:

For the Year Ended December 31,	Above-market lease	Deferred lease cost and in-place lease intangibles	Below-market ground lease	Below-market lease	Above-market ground lease
2018	$(1,529)	$(41,300)	$(2,410)	$14,713	$43
2019	(1,014)	(31,533)	(2,410)	11,317	43
2020	(466)	(22,966)	(2,410)	8,514	43
2021	(327)	(18,224)	(2,410)	6,084	43
2022	(106)	(13,068)	(2,410)	3,575	43
Thereafter	(49)	(52,082)	(49,840)	4,765	747
Total(1)	$(3,491)	$(179,173)	$(61,890)	$48,968	$962
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

5. Notes Payable, net

The following table sets forth information with respect to the amounts included in notes payable, net as of:

	December 31, 2017	December 31, 2016	Interest Rate(1)	Contractual Maturity Date
UNSECURED NOTES PAYABLE
Unsecured Revolving Credit Facility(2)	$100,000	$300,000	LIBOR + 1.15% to 1.85%	4/1/2019	(3)
5-Year Term Loan due April 2020(2)(4)	300,000	450,000	LIBOR + 1.30% to 2.20%	4/1/2020
5-Year Term Loan due November 2020(2)	75,000	175,000	LIBOR + 1.30% to 2.20%	11/17/2020
7-Year Term Loan due April 2022(2)(5)	350,000	350,000	LIBOR + 1.60% to 2.55%	4/1/2022
7-Year Term Loan due November 2022(2)(6)	125,000	125,000	LIBOR + 1.60% to 2.55%	11/17/2022
Series A Notes	110,000	110,000	4.34%	1/2/2023
Series E Notes	50,000	50,000	3.66%	9/15/2023
Series B Notes	259,000	259,000	4.69%	12/16/2025
Series D Notes	150,000	150,000	3.98%	7/6/2026
Registered Senior Notes(7)	400,000	—	3.95%	11/1/2027
Series C Notes	56,000	56,000	4.79%	12/16/2027
TOTAL UNSECURED NOTES PAYABLE	1,975,000	2,025,000
SECURED NOTES PAYABLE
Rincon Center(8)(9)	98,392	100,409	5.13%	5/1/2018
Sunset Gower Studios/Sunset Bronson Studios	5,001	5,001	LIBOR + 2.25%	3/4/2019	(3)
Met Park North(10)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(8)	27,418	27,929	5.32%	3/11/2022
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(11)	101,000	101,000	3.38%	11/6/2028
Pinnacle I(12)	—	129,000	3.95%	11/7/2022
Pinnacle II(12)	—	87,000	4.30%	6/11/2026
TOTAL SECURED NOTES PAYABLE	464,311	682,839
TOTAL NOTES PAYABLE	2,439,311	2,707,839
Held for sale balances(12)	—	(216,000)
Unamortized deferred financing costs and loan discounts(13)	(17,931)	(18,513)
TOTAL NOTES PAYABLE, NET	$2,421,380	$2,473,326
_____________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2017, which may be different than the interest rates as of December 31, 2016 for corresponding indebtedness.

(2)	The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of December 31, 2017, no such election had been made.

(3)	The maturity date may be extended once for an additional one-year term.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

(4)	In July 2016, $300.0 million of the term loan was effectively fixed at 2.75% to 3.65% per annum through the use of two interest rate swaps. See Note 6 for details.

(5)	In July 2016, the outstanding balance of the term loan was effectively fixed at 3.36%% to 4.31% per annum through the use of two interest rate swaps. See Note 6 for details.

(6)	In June 2016, the outstanding balance of the term loan was effectively fixed at 3.03% to 3.98% per annum through the use of an interest rate swap. See Note 6 for details.

(7)	On October 2, 2017, the Company completed an underwritten public offering of $400.0 million of senior notes, which were issued at 99.815% of par.

(8)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(9)	On February 1, 2018, the Company repaid the full outstanding balance of the mortgage loan secured by our Rincon Center property.

(10)	This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 6 for details.

(11)
The Company has a 55% ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principle payments with a balloon payment at maturity.

(12)
On November 16, 2017, the Company sold its ownership interest in the consolidated joint venture that owned Pinnacle I and Pinnacle II. The debt balances related to these properties were classified as held for sale at December 31, 2016.

(13)	Excludes deferred financing costs related to properties held for sale and amounts related to establishing the Company’s unsecured revolving credit facility.

Current Year Activity

On November 16, 2017, the consolidated joint venture that owned Pinnacle I and Pinnacle II sold the properties to certain affiliates of Blackstone for $350.0 million, before credits, prorations and closing costs, including the assumption of $216.0 million of secured notes payable. The loan balance related to these properties as of December 31, 2016 is reflected in liabilities associated with real estate held for sale in the Consolidated Balance Sheets. The Company used proceeds from the sale and cash on hand to repay $100.0 million of the Company's 5-year term loan due November 2020.

On October 2, 2017, the operating partnership completed an underwritten public offering of $400.0 million senior notes due November 1, 2027. The net proceeds from the offering, after deducting the underwriting discounts and offering expenses, were approximately $396.7 million and was used to repay $150.0 million of the Company’s 5-year term loan due April 2020 with the remainder of the net proceeds, together with cash on hand, used to repay $250.0 million outstanding under the Company’s unsecured revolving credit facility.

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

Certain loan agreements require that some or all receipts collected from properties are deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. Included in restricted cash on the Company’s Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 are lockbox and reserve funds as follows:

Property	December 31, 2017	December 31, 2016
Rincon Center	$14,220	$16,291
Element LA	3,581	2,627
Hill7	2,392	1,643
10950 Washington	1,406	1,249
Pinnacle I	—	1,811
Pinnacle II	—	1,382
Total	$21,599	$25,003

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s notes payable (before the impact of extension options, if applicable) as of December 31, 2017:

For the Year Ended December 31,	Annual Principal Payments
2018	$98,930
2019	105,569
2020	440,095
2021	632
2022	500,085
Thereafter	1,294,000
Total	$2,439,311

Senior Unsecured Notes Payable

Registered Senior Notes

On October 2, 2017, our operating partnership completed an underwritten public offering of $400.0 million in senior notes due November 1, 2027. The notes were issued at 99.815% of par, with a coupon of 3.95%. The notes are fully and unconditionally guaranteed by the Company.

Term Loan Agreement

On November 17, 2015, the operating partnership entered into a term loan credit agreement with a group of lenders for an unsecured $175.0 million 5-year delayed draw term loan with a maturity date of November 2020 (“5-Year Term Loan due November 2020”) and an unsecured $125.0 million 7-year delayed draw term loan with a maturity date of November 2022 (“7-Year Term Loan due November 2022”). These term loans were fully drawn on May 3, 2016.

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

If the Company obtains a credit rating for the Company’s senior unsecured long-term indebtedness, the operating partnership may make an irrevocable election to change the interest rate. During 2016, its senior unsecured long-term indebtedness was assigned an investment grade rating. The Company has not made the credit rating election.

Credit Facility Agreement

The operating partnership maintains and periodically amends its credit facility agreement with a group of lenders. On April 1, 2015, the agreement was amended and restated to, among other things, (i) extend the maturity date of the unsecured revolving credit facility with a one-year extension option, (ii) increase available revolving credit from $300.0 million to $400.0 million, (iii) increase the five-year term loan from $150.0 million to $550.0 million and extend the maturity date to April 2020 (“5-Year Term Loan due April 2020”) and (iv) add a $350.0 million seven-year term loan with a maturity date of April 2022 (“7-Year Term Loan due April 2022”). On November 17, 2015, the operating partnership amended and restated the credit facility agreement (“Amended and Restated Credit Facility Agreement”) to align certain terms therein with the less restrictive terms of the term loan agreement. The 5-Year Term Loan due April 2020 and the 7-Year Term Loan due April 2022 were used towards the EOP Acquisition.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The unsecured revolving credit facility is available for various purposes, including payment of redevelopment and development costs incurred in connection with properties owned by the operating partnership or any subsidiary, to finance capital expenditures and the repayment of indebtedness of the Company, the operating partnership and its subsidiaries, to provide for general working capital needs of the Company, the operating partnership and its subsidiaries, and for general corporate purposes of the Company, the operating partnership and its subsidiaries.

Interest on the unsecured revolving credit facility is generally to be paid based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin or (ii) a specified base rate plus the applicable base rate margin, dependent on the operating partnership’s leverage ratio. Unused amounts under the Amended and Restated Credit Facility Agreement are not subject to a separate fee.

Subject to the satisfaction of certain conditions and lender commitments, the operating partnership may increase the availability of the credit facility agreement so long as the aggregate commitments under the unsecured revolving credit facility do not exceed $2.0 billion.

If the Company obtains a credit rating for the Company’s senior unsecured long-term indebtedness, the operating partnership may make an irrevocable election to change the interest rate and facility fee. During 2016, our senior unsecured long-term indebtedness was assigned an investment grade rating. The Company has not made the credit rating election.

The operating partnership continues to be the borrower under the Amended and Restated Credit Facility Agreement, and the Company and all subsidiaries that own unencumbered properties will continue to provide guarantees unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guarantees are not required except under limited circumstances.

The following table summarizes borrowing capacity and outstanding borrowings under the unsecured revolving credit facility as of:

	December 31, 2017	December 31, 2016
Outstanding borrowings(1)	$100,000	$300,000
Remaining borrowing capacity(1)	300,000	100,000
Total borrowing capacity	$400,000	$400,000
Interest rate(2)	LIBOR + 1.15% to 1.85%
Facility fee-annual rate(2)	0.20% or 0.35%
Contractual maturity date(3)	4/1/2019
_________________

(1)	On January 30, 2018, the Company borrowed an additional $100.0 million bringing the total outstanding borrowings to $200.0 million.

(2)	The rate is based on the operating partnership’s leverage ratio.

(3)	The maturity date may be extended once for an additional one-year term.

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

On July 6, 2016, the Company entered into a private placement of debt for $150.0 million of 3.98% guaranteed senior notes due July 6, 2026 (the “Series D Notes”). Upon issuance, the notes pay interest semi-annually on the 6th day of January and July in each year until maturity. The Company also secured an additional $50.0 million of funds from a private placement of 3.66% guaranteed senior notes due September 15, 2023 (the “Series E Notes”), which were drawn on September 15, 2016. Upon issuance, the notes pay interest semi-annually on the 15th day of March and September in each year until maturity.

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

The operating partnership’s obligations under guaranteed senior notes will be fully and unconditionally guaranteed by the Company. Subsidiaries of the Company will also issue unconditional guarantees upon the occurrence of certain conditions, including such subsidiaries providing guarantees under the Amended and Restated Credit Facility Agreement, by and among the operating partnership, the financial institutions party thereto, and Wells Fargo Bank, National Association as administrative agent.

Debt Covenants

The operating partnership’s ability to borrow under the unsecured notes payable remains subject to ongoing compliance with financial and other covenants as defined in their respective agreements. Certain financial covenant ratios are subject to change in the occurrence of material acquisitions as defined in the respective agreements. Other covenants include certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the operating partnership’s primary business and other customary affirmative and negative covenants.

The following table summarizes existing covenants and their covenant levels, when considering the most restrictive term:

Covenant Ratio	Covenant Level
Leverage ratio	less than 60%
Unencumbered leverage ratio	less than 60%
Fixed charge coverage ratio	greater than 1.5x
Secured indebtedness leverage ratio	less than 45%
Unsecured interest coverage ratio	greater than 2x

The operating partnership was in compliance with its financial covenants as of December 31, 2017.

Repayment Guarantees

Registered Senior Notes

The Company has fully and unconditionally guaranteed the operating partnership’s registered senior notes of $400.0 million due November 1, 2027.

Sunset Gower Studios and Sunset Bronson Studios Loan

In connection with the loan secured by the Sunset Gower Studios and Sunset Bronson Studios properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. At December 31, 2017, the outstanding balance was $5.0 million, which results in a maximum guarantee amount for the principal under this loan of $1.0 million. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

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
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Interest Expense

The following table represents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Year Ended December 31,
	2017	2016	2015
Gross interest expense(1)	$94,660	$82,887	$52,437
Capitalized interest	(10,655)	(11,307)	(6,516)
Amortization of deferred financing costs and loan discount/premium, net	6,032	4,464	4,746
Interest expense	$90,037	$76,044	$50,667
_________________

(1)	Includes interest on the Company’s notes payable and hedging activities and extinguishment costs related to partial paydowns in our term loans of $1.1 million during the year ended December 31, 2017.

6. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. As of December 31, 2017 and 2016, the Company had six interest rate swaps with aggregate notional amounts of $839.5 million. These derivatives were designated as effective cash flow hedges for accounting purposes.

The Company’s derivatives are classified as Level 2 and their fair values are derived from estimated values obtained from observable market data for similar instruments.

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

The Company also effectively hedged its $350.0 million 7-Year Term Loan due April 2022 through two interest rate swaps, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity. Therefore, the interest rate is effectively fixed at 3.21% to 4.16%, depending on the operating partnership’s leverage ratio.

In July 2016, the derivatives described above were amended to include a 0.00% floor to one-month LIBOR and then de-designated the original swap and designated the amended swap as a hedge in order to minimize the ineffective portion of the original derivatives. Therefore, the effective interest rate increased to a range of 2.75% to 3.65% with respect to $300.0 million of the 5-Year Term Loan due April 2020 and 3.36% to 4.31% with respect to the 7-Year Term Loan due April 2022, in each case per annum. The interest rate within the range is based on the operating partnership’s leverage ratio. The amount included in accumulated other comprehensive income (loss) prior to the de-designation is amortized into interest expense over the remaining original terms of the derivatives.

The Company recognized an unrealized loss of $70 thousand and $1.4 million during the years ended December 31, 2017 and 2016, respectively, reflected on the unrealized loss on ineffective portion of derivatives line item on the Consolidated Statement of Operations. There was no recognized unrealized loss or gain during the year ended December 31, 2015.

7-Year Term Loan due November 2022

On May 3, 2016, the Company entered into a derivative with respect to $125.0 million of the 7-Year Term Loan due November 2022. This derivative became effective on June 1, 2016 and swapped one-month LIBOR, which includes a 0.00% floor, to a fixed rate of 1.43% through the loan’s maturity.

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

Overall

The fair market value of derivatives is presented on a gross basis in prepaid and other expenses, net and derivative liabilities line items on the Consolidated Balance Sheets. The derivative assets as of December 31, 2017 and 2016 were $12.6 million and $5.9 million, respectively. The derivative liabilities as of December 31, 2017 and 2016 were $0.3 million and $1.3 million, respectively.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of December 31, 2017, the Company expects $1.5 million of unrealized gain included in accumulated other comprehensive loss will be reclassified to interest expense in the next 12 months.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2018 to 2033.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of December 31, 2017:

Year ended	Non-cancellable	Subject to early termination options	Total(1)(2)
2018	$476,777	$4,002	$480,779
2019	445,032	11,775	456,807
2020	376,361	20,232	396,593
2021	315,588	32,772	348,360
2022	246,997	45,437	292,434
Thereafter	805,449	124,383	929,832
Total	$2,666,204	$238,601	$2,904,805
_____________

(1)	Excludes rents under leases at the Company’s media and entertainment properties with terms of one year or less.

(2)	Includes properties classified as held for sale as of December 31, 2017.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Future Minimum Lease Payments

The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of December 31, 2017:

Property	Expiration Date	Notes
3400 Hillview	10/31/2040
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent until October 31, 2017 is the lesser of 10% of Fair Market Value (“FMV”) of the land or $1.0 million grown at 75% of the cumulative increases in consumer price index (“CPI”) from October 1989. Thereafter, minimum annual rent is the lesser of 10% of FMV of the land or the minimum annual rent as calculated as of November 1, 2017 plus 75% of subsequent cumulative CPI changes. Percentage annual rent is gross income multiplied by 24.125%. This lease was prepaid through October 31, 2017.

9300 Wilshire	8/14/2032
The ground rent is the greater of minimum annual rent or percentage annual rent. Percentage annual rent is gross income multiplied by 6%. The property related to this ground lease is expected to be sold in the first quarter of 2018.

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

3176 Porter (formerly Lockheed)	7/31/2040
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of CPI increase. Percentage annual rent is Lockheed’s base rent multiplied by 24.125%.

Metro Center	4/29/2054	Every 10 years rent adjusts to 7.233% of FMV of the land (since 2008) and adjusts to reflect the change in CPI from the preceding FMV adjustment date (since 2013).
Page Mill Center	11/30/2041	The ground rent is minimum annual rent (adjusted on 1/1/2019 and 1/1/2029) plus 25% of AGI, less minimum annual rent.
Page Mill Hill	11/17/2049	The ground rent is minimum annual rent (adjusted every 10 years) plus 60% of the average of the percentage annual rent for the previous 7 lease years.
Palo Alto Square	11/30/2045	The ground rent is minimum annual rent (adjusted every 10 years starting 1/1/2022) plus 25% of AGI less minimum annual rent.
Sunset Gower Studios	3/31/2060	Every 7 years rent adjusts to 7.5% of FMV of the land.
Techmart	5/31/2053	Rent subject to a 10% increase every 5 years.

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rental expense for ground leases and a corporate office lease:

	For the Year Ended December 31,
	2017	2016	2015
Contingent rental expense	$8,775	$8,651	$3,843
Minimum rental expense	12,412	12,085	9,196

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of December 31, 2017:

For the Year Ended December 31,	Ground Leases(1)(2)
2018	$14,111
2019	14,161
2020	14,161
2021	14,161
2022	14,161
Thereafter	382,070
Total	$452,825
_____________

(1)
In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of December 31, 2017.

(2)	Balance includes future minimum ground lease obligation for 9300 Wilshire which is expected to be sold in the first quarter of 2018.

8. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets(1)	$—	$12,586	$—	$12,586	$—	$5,935	$—	$5,935
Derivative liabilities	—	265	—	265	—	1,303	—	1,303
_____________

(1)	Included in the prepaid expenses and other assets, net line item in the Consolidated Balance Sheets.

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

The table below represents the carrying value and fair value of the Company’s notes payable as of:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured notes payable(1)(2)	$1,974,278	$1,960,560	$2,025,000	$2,011,210
Secured notes payable(3)	464,311	458,441	682,839	669,924
_____________

(1)	Amounts represent notes payable excluding unamortized deferred financing costs.

(2)	The $400.0 million senior registered notes were issued at a discount. The discount, net of amortization was $722 thousand at December 31, 2017 and is included within unsecured notes payable.

(3)	Includes balances related to properties that have been classified as held for sale.

9. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (“the Board”) to grant, among other things, restricted stock, restricted stock units and performance-based awards. At our annual meeting of stockholders on May 24, 2017, stockholders approved an amended and restatement of the 2010 Incentive Plan (the “2010 Plan”), which included an increase in the maximum number of shares that may be issued or awarded. Each restricted share, restricted stock unit and common share issued reduces the share reserve by 5.14 shares. As of December 31, 2017, 3,961,867 common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

unvested restricted stock, unvested RSUs, awards under our one-time retention performance-based awards, and awards under our outstanding outperformance programs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $34.25.

The Board awards restricted shares to non-employee Board members on an annual basis as part of such Board members’ annual compensation and to newly elected non-employee board members in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter, in conjunction with the director’s election to the Board and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

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

The compensation committee of our Board (“Compensation Committee”) annually adopts a Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under our 2010 Plan. With respect to OPP Plan awards granted through 2017, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 25% of the earned award will vest in equal annual installments over the two years thereafter, subject to the participant’s continued employment. OPP Plan awards are settled in common stock and in the case of certain executives, awards are settled in performance units in our operating partnership. In February 2017, the Compensation Committee adopted the 2017 OPP Plan. The 2017 OPP Plan is substantially similar to the previous OPP Plans except for (i) the performance period is January 1, 2017 to December 31, 2019 (ii) the maximum bonus pool is $20.0 million and (iii) the two-year post-performance vesting period was replaced with a two-year mandatory holding period upon vesting.

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

Performance-Based Awards

OPP Plan

An award under the OPP Plan is ultimately earned to the extent the Company outperforms a predetermined total shareholder return (“TSR”) goal and/or achieves goals with respect to the outperformance of its peers in a particular REIT index. The ultimate aggregate award cannot exceed the predetermined maximum bonus pool. The following table outlines key components of the 2017 and 2016 OPP Plans:

	2017 OPP Plan	2016 OPP Plan
Maximum bonus pool, in millions	$20.0	$17.5
Performance period	1/1/2017 to 12/31/2019	1/1/2016 to 12/31/2018

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The per unit fair value of OPP award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

	2017	2016	2015
Expected price volatility for the Company	24.00%	24.00%	22.00%
Expected price volatility for the particular REIT index	17.00%	17.00%	22.00%
Risk-free rate	1.47%	1.09%	1.13%
Dividend yield	2.30	2.40	1.50

One-Time Retention Awards

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

The per unit fair value of one-time retention award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumptions
Expected price volatility for the Company	23.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	1.63%
Dividend yield	3.20

Summary of Unvested Share Activity

The following table summarizes the activity and status of all unvested awards:

	2017		2016		2015
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1	887,179	$31.09	827,950	$28.92	543,707	$26.43
Granted	918,884	34.37	489,826	30.95	629,504	29.01
Vested	(705,508)	31.42	(430,597)	26.75	(335,544)	24.80
Canceled	(13,369)	32.14	—	—	(9,717)	38.17
Unvested at December 31	1,087,186	$33.64	887,179	$31.09	827,950	$28.92

Year Ended December 31,	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2017	918,884	$34.37	(705,508)	$24,155
2016	489,826	30.95	(430,597)	14,736
2015	629,504	29.01	(335,544)	9,606

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Share-based Compensation Recorded

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	For the Year Ended December 31,
	2017	2016	2015
Expensed stock compensation(1)	$15,079	$14,144	$8,421
Capitalized stock compensation(2)	836	510	411
Total stock compensation(3)	$15,915	$14,654	$8,832
_________________

(1)	Amounts are recorded in general and administrative expenses in the Consolidated Statements of Operations.

(2)	Amounts are recorded in deferred leasing costs and lease intangible assets, net and investment in real estate, at cost in the Consolidated Balance Sheets.

(3)	Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership in the Consolidated Balance Sheets.

As of December 31, 2017, total unrecognized compensation cost related to unvested share-based payments was $31.2 million, and is expected to be recognized over a weighted-average period of two years.

10. Earnings Per Share

Hudson Pacific Properties, Inc.

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

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income (loss) available to common stockholders:

	For the Year Ended December 31,
	2017	2016	2015
Numerator:
Basic net income (loss) available to common stockholders	$67,587	$27,218	$(16,397)
Effect of dilutive instruments	—	451	—
Diluted net income (loss) available to common stockholders	$67,587	$27,669	$(16,397)
Denominator:
Basic weighted average common shares outstanding	153,488,730	106,188,902	85,927,216
Effect of dilutive instruments(1)	394,084	4,180,153	—
Diluted weighted average common shares outstanding	153,882,814	110,369,055	85,927,216
Basic earnings per common share	$0.44	$0.26	$(0.19)
Diluted earnings per common share	$0.44	$0.25	$(0.19)
_____________

(1)
The Company includes unvested awards and convertible common units as contingently issuable shares in the computation of diluted earnings per share once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

    Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per share by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. The operating partnership calculates diluted earnings per share by dividing the diluted net income available to common unitholders for the period by the weighted average number of common units and dilutive instruments outstanding during the period using the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based RSUs and unvested OPP awards that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit for net income (loss) available to common unitholders:

	For the Year Ended December 31,
	2017	2016	2015
Numerator:
Basic net income (loss) available to common unitholders	$67,962	$33,066	$(38,366)
Effective of dilutive instruments	—	451	—
Diluted net income (loss) available to common unitholders	$67,962	$33,517	$(38,366)
Denominator:
Basic weighted average common units outstanding	154,276,773	145,595,246	128,948,077
Effect of dilutive instruments(1)	394,084	1,144,000	—
Diluted weighted average common units outstanding	154,670,857	146,739,246	128,948,077
Basic earnings per common unit	$0.44	$0.23	$(0.30)
Diluted earnings per common unit	$0.44	$0.23	$(0.30)
_____________

(1)
The operating partnership includes unvested awards as contingently issuable units in the computation of diluted earnings per unit once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per unit calculation.

11. Equity

The table below presents the effect of the Company’s derivatives on accumulated other comprehensive income (“OCI”):

	Hudson Pacific Properties, Inc. Stockholder’s Equity	Non-controlling interests	Total Equity
Balance at January 1, 2015	$(2,443)	$(218)	$(2,661)
Unrealized loss recognized in OCI due to change in fair value	(4,976)	(2,687)	(7,663)
Loss reclassified from OCI into income (as interest expense)	6,338	3,922	10,260
Net change in OCI	1,362	1,235	2,597
Balance at December 31, 2015	(1,081)	1,017	(64)

Unrealized loss recognized in OCI due to change in fair value	4,122	(6,989)	(2,867)
Loss reclassified from OCI into income (as interest expense)	6,455	2,354	8,809
Net change in OCI	10,577	(4,635)	5,942
Balance at December 31, 2016	9,496	(3,618)	5,878

Unrealized loss recognized in OCI due to change in fair value	3,011	18	3,029
Loss reclassified from OCI into income (as interest expense)	4,342	27	4,369
Net change in OCI	7,353	45	7,398
Reclassification related to redemption of common units in the operating partnership	(3,622)	3,622	—
Balance at December 31, 2017	$13,227	$49	$13,276

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

The following table summarizes the ownership of common units, excluding unvested restricted units as of:

	December 31, 2017	December 31, 2016	December 31, 2015
Company-owned common units in the operating partnership	155,602,508	136,492,235	89,153,780
Company’s ownership interest percentage	99.6%	93.5%	61.3%
Non-controlling common units in the operating partnership(1)	569,045	9,450,620	56,296,315
Non-controlling ownership interest percentage(1)	0.4%	6.5%	38.7%
_____________

(1)	Represents common units held by certain of the Company’s executive officers and directors, certain of their affiliates and other outside investors.

The following table summarizes the activity related to common units from January 1, 2016 to December 31, 2017:

Non-controlling interest in common units
Balance at January 1, 2016	56,296,315
May redemption (1)	(10,117,223)
July redemption (1)	(19,195,373)
November redemption (1)	(17,533,099)
Balance at December 31, 2016	9,450,620
January redemption (1)	(8,881,575)
Balance at December 31, 2017	569,045
_____________

(1)
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

8.375% Series B cumulative redeemable preferred stock

5,800,000 shares of 8.375% Series B cumulative redeemable preferred stock of Hudson Pacific Properties, Inc., with a liquidation preference of $25.00 per share, $0.01 par value per share, were outstanding in 2014 and until they were redeemed in 2015. Dividends on the Series B preferred stock were cumulative from the date of original issue and payable quarterly on or about the last calendar day of each March, June, September and December at the rate of 8.375% per annum of its $25.00 per share liquidation preference.

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

The following table reconciles the net income (loss) allocated to common stock and operating partnership units on the Consolidated Statements of Equity to the common stock and the common unit net income (loss) allocation on the Consolidated Statements of Operations for the years ended:

	Hudson Pacific Properties, Inc.			Hudson Pacific Properties, L.P.
	2017	2016	2015	2017	2016	2015
Net income (loss) allocation for common stock/units on the Consolidated Statements of Equity/Capital	$68,590	$27,984	$(10,071)	$68,965	$33,832	$(32,040)
Net income attributable to participating securities	(1,003)	(766)	(356)	(1,003)	(766)	(356)
Series B transaction costs allocation	—	—	(5,970)	—	—	(5,970)
Net income (loss) allocation for common stock/units on the Consolidated Statements of Operations	$67,587	$27,218	$(16,397)	$67,962	$33,066	$(38,366)

Common Stock Activity

The Company has remained capitalized since the initial public offerings through public offerings, its note purchase agreement and continuous offerings under our at-the-market, or ATM, program.

The following table summarizes the common stock offering in 2015, 2016 and 2017:

Number of Common Shares
January 20, 2015 (1)	12,650,000
April 1, 2015 (2)	8,626,311
May 16, 2016 (3)	10,117,223
July 21, 2016 (3)	19,195,373
November 28, 2016 (3)	17,533,099
January 10, 2017 (3)	8,881,575
March 3, 2017 (4)	9,775,000
_____________

(1)
Represents a common stock offering of 11,000,000 shares of common stock and the exercise of the underwriters’ option to purchase an additional 1,650,000 shares of our common stock at the public offering price of $31.75 per share. Total proceeds from the public offering, after underwriters’ discount, were approximately $385.6 million (before transaction costs).

(2)	Represents a common stock issuance in connection with the EOP Acquisition. The issuance of common stock is part of the consideration paid.

(3)	Proceeds from the offering were used to repurchase common units in the operating partnership.

(4)
Represents a common stock offering of 9,775,000 shares of common stock. Proceeds from the offering were used to fully repay a $255.0 million balance outstanding under its unsecured revolving credit facility.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during 2017. A cumulative total of $20.1 million has been sold as of December 31, 2017.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The following table summarizes the ATM activity:

	2017	2016	2015
Shares of common stock sold during the period	—	165,000	—
Common stock price ranges	N/A	$33.54 to $33.95	N/A

Share repurchase program

On January 20, 2016, the Board authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. No share repurchases have been made through December 31, 2017.

Dividends

During the year ended December 31, 2017, the Company declared dividends on its common stock and non-controlling interest in common units in the operating partnership of $1.000 per share and unit. The Company also declared dividends on its Series A preferred partnership interests of $1.5625 per unit. The fourth quarter 2017 dividends were paid on December 28, 2017 to stockholders and unitholders of record on December 18, 2017.

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

The Company’s dividends related to its common stock will be classified for U.S. federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions Per Share	Total	Non-qualified	Qualified	Capital Gain Distributions(1)	Return of Capital
3/20/2017	3/30/2017	$0.25000	$0.14633	$0.14633	$—	$0.04023	$0.06345
6/20/2017	6/30/2017	0.25000	0.14633	0.14633	—	0.04023	0.06345
9/19/2017	9/29/2017	0.25000	0.14633	0.14633	—	0.04023	0.06345
12/18/2017	12/28/2017	0.25000	0.14633	0.14633	—	0.04023	0.06345
	Totals	$1.00000	$0.58532	$0.58532	$—	$0.16092	$0.25380
		100%	58.532%			16.09%	25.38%
_____________

(1)	$0.03000 of the $0.04023 capital gain distributions should be characterized as unrecaptured Section 1250 gain.

12. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2016, that provide for various severance and change in control benefits and other terms and conditions of employment.

Lease and Subsequent Purchase of Corporate Headquarters from Blackstone

On July 26, 2006, the Company’s predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone) for the Company’s corporate headquarters at 11601 Wilshire. The Company amended the lease to increase its occupancy to 40,120 square feet commencing on September 1, 2015. On December 16, 2015, the Company entered into an amendment of that lease to expand the space to approximately 42,371 square feet and to extend the term by an additional three years, to a total of ten years, through August 31, 2025. On July 1, 2016, the Company purchased the 11601 Wilshire property from affiliates of Blackstone for $311.0 million (before credits, prorations and closing costs). Michael Nash, a director on the Board, is a senior managing director of an affiliate of Blackstone.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Disposal of Pinnacle I and Pinnacle II to certain affiliates of Blackstone

On November 16, 2017, the consolidated joint venture that owned Pinnacle I and Pinnacle II sold the properties to certain affiliates of Blackstone for $350.0 million, before credits, prorations and closing costs, including the assumption of $216.0 million of secured notes payable. Michael Nash, a director on the Board, is a senior managing director of an affiliate of Blackstone.

Disposal of 222 Kearny to certain affiliates of Farallon Funds

On February 14, 2017, the Company sold its 222 Kearny property to a joint venture, a partner of which is an affiliate of the Farallon Funds. Richard B. Fried, a director on the Board, is a managing member of the Farallon Funds.

JMG Capital Lease at 11601 Wilshire

JMG Capital Management LLC leases approximately 6,638 square feet at the Company’s 11601 Wilshire property pursuant to an eight-year lease at an aggregate rate of approximately $279 thousand annualized rent per year. Jonathan M. Glaser, a director on the Board, is the founder and managing member of JMG Capital Management LLC. JMG Capital Management LLC was a tenant of the property at the time it was purchased by the Company in 2016.

During 2017, JMG Capital Management LLC assigned the lease to a third party and as a result is no longer a lessee at our 11601 Wilshire property as of December 31, 2017.

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

13. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2017, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Concentrations

As of December 31, 2017, 90% of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the media and entertainment and technology industries. As of December 31, 2017, approximately 16% and 34% of rentable square feet were related to the tenants in the media and entertainment and technology industries, respectively.

As of December 31, 2017, the Company’s 15 largest tenants represented approximately 29% of its rentable square feet and no single tenant accounted for more than 10%.

Letters of Credit

As of December 31, 2017, the Company has outstanding letters of credit totaling approximately $2.5 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

14. Quarterly Financial Information (unaudited)

The tables below present selected quarterly information for 2017 and 2016 for the Company:

	For the Three Months Ended(1)
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenues	$189,333	$190,021	$180,500	$168,285
Income from operations	43,832	36,160	28,108	28,503
Net income	48,944	14,510	6,954	24,153
Net income attributable to the Company’s stockholders	32,455	11,064	3,553	20,515
Net income attributable to common stockholders’ per share—basic	0.21	0.07	0.02	0.14
Net income attributable to common stockholders’ per share—diluted	0.21	0.07	0.02	0.14

	For the Three Months Ended(1)
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenues	$167,198	$164,583	$154,321	$153,537
Income from operations	26,845	23,740	19,811	19,011
Net income	28,530	5,217	4,035	5,976
Net income attributable to the Company’s stockholders	22,279	1,847	839	2,253
Net income attributable to common stockholders’ per share—basic	0.18	0.02	0.01	0.03
Net income attributable to common stockholders’ per share— diluted	0.18	0.02	0.01	0.03
_____________

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding.

15. Subsequent Events

Financing

On January 23, 2018, the Company borrowed an additional $100.0 million under its unsecured revolving credit facility. On February 1, 2018, the Company used proceeds from the draw to pay in full the debt secured by our Rincon Center property; this loan was expected to mature in May 2018.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Dispositions

On January 25, 2018, the Company sold its Embarcadero Place property for $136.0 million (before credits, prorations and closing costs).

On January 31, 2018, the Company sold its 2600 Campus Drive (building 6 of Peninsula Office Park) property for $22.5 million (before credits, prorations and closing costs).

Hudson Pacific Properties, Inc. 2018 Outperformance Program

On February 14, 2018, the Compensation Committee adopted the 2018 Outperformance Program (“2018 OPP”) under our 2010 Plan. The 2018 OPP authorizes grants of incentive awards linked to our absolute and relative TSR over the performance period beginning on January 1, 2018 and ending on the earlier to occur of December 31, 2020 or the date on which we experience a change in control. Each 2018 OPP award confers a percentage participation right in a dollar-denominated bonus pool that is settled in either Company common stock or performance units of the operating partnership, as well as certain dividend equivalent or distribution rights.

Upon adoption of the 2018 OPP, the Compensation Committee granted Victor J. Coleman, Mark T. Lammas, Christopher Barton, Alex Vouvalides and Josh Hatfield, each of whom is a named executive officer, OPP awards of 24%, 13.75%, 6.4%, 9.15% and 6.4% respectively. The awards for each were granted in the form of performance units.

Under the 2018 OPP, a bonus pool of up to (but not exceeding) $25 million will be determined at the end of the performance period as the sum of: (i) 3% of the amount by which our TSR during the performance period exceeds 7% simple annual TSR (the absolute TSR component), plus (ii) 3% of the amount by which our TSR performance exceeds that of the SNL US Office REIT Index (on a percentage basis) over the performance period (the relative TSR component), except that the relative TSR component will be reduced on a linear basis from 100% to 25% for absolute TSR performance ranging from 7% to 0% simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 3% of the amount by which we underperform the SNL US Office REIT Index by more than 3% per year during the performance period (if any). The target bonus pool is equal to $4.8 million, which would be attained if the Company achieves during the performance period (i) a TSR is equal to that of the SNL US Office REIT Index and (ii) a 8% simple annual TSR.

At the end of the three-year performance period, named executive officers who remain employed with us will vest in a number of performance units based on their percentage interest in the bonus pool (and determined based on the value of the common stock at the end of the performance period), and such vested performance units and will continue to be subject to an additional two-year holding (i.e., no-sell) period. However, if the performance period is terminated prior to December 31, 2020 in connection with a change in control, 2018 OPP awards will be paid entirely in fully vested performance units immediately prior to the change in control.

In addition to these performance units, each 2018 OPP award entitles its holder to a cash payment equal to the aggregate distributions or dividends that would have been paid during the performance period on the total number of performance units that performance-vest had such performance units been outstanding throughout the performance period. The cash payment will be reduced by the aggregate amount of the distributions received during the performance period on the total number of performance units granted.

If a participant’s employment is terminated without “cause,” for “good reason” or due to the participant’s death or disability during the performance period (referred to as qualifying terminations), the participant will be paid his or her 2018 OPP award at the end of the performance period entirely in fully vested performance units (except for the performance period distribution/dividend equivalent, which will be paid in cash at the end of the performance period). Any such payment will be pro-rated in the case of a termination without “cause” or for “good reason” by reference to the participant’s period of employment during the performance period.

The foregoing description of terms of the 2018 OPP is qualified in its entirety by reference to the text of the 2018 Outperformance Award Agreements, which are attached hereto as Exhibits 10.72 and 10.73 and are incorporated herein by reference.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2017
(In thousands)

		Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount
Property name	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation(4)	Year Built / Renovated	Year Acquired
Office
875 Howard, San Francisco Bay Area, CA	$—	$18,058	$41,046	$17,544	$1,936	$18,058	$60,526	78,584	$(13,944)	Various	2007
6040 Sunset (formerly Technicolor Building), Los Angeles, CA	—	6,599	27,187	25,032	3,088	6,599	55,307	61,906	(19,426)	2008	2008
ICON, Los Angeles, CA	—	—	—	146,009	5,497	—	151,506	151,506	(5,494)	2017	2008
CUE, Los Angeles, CA	—	—	—	35,837	1,326	—	37,163	37,163	—	Ongoing	2008
EPIC, Los Angeles, CA	—	—	—	23,783	852	—	24,635	24,635	—	Ongoing	2008
Del Amo, Los Angeles, CA	—	—	18,000	2,458	—	—	20,458	20,458	(4,767)	1986	2010
1455 Market, San Francisco Bay Area, CA	—	41,226	34,990	55,661	—	41,226	90,651	131,877	(12,725)	1976	2010
Rincon Center, San Francisco Bay Area, CA(1)(2)	98,392	58,251	110,656	22,396	—	58,251	133,052	191,303	(24,373)	1940/1989	2010
10950 Washington, Los Angeles, CA(2)	27,418	17,979	25,110	745	—	17,979	25,855	43,834	(4,978)	1957/1974	2010
604 Arizona, Los Angeles, CA	—	5,620	14,745	1,332	423	5,620	16,500	22,120	(2,566)	1950/2005	2011
275 Brannan, San Francisco Bay Area, CA	—	4,187	8,063	14,029	1,115	4,187	23,207	27,394	(6,253)	1905	2011
625 Second, San Francisco Bay Area, CA	—	10,744	42,650	3,319	—	10,744	45,969	56,713	(8,564)	1906/1999	2011
6922 Hollywood, Los Angeles, CA	—	16,608	72,392	8,302	—	16,608	80,694	97,302	(15,166)	1967	2011
10900 Washington	—	1,400	1,200	738	—	1,400	1,938	3,338	(661)	1973	2012
901 Market, San Francisco Bay Area, CA	—	17,882	79,305	13,606	—	17,882	92,911	110,793	(15,115)	1912/1985	2012
Element LA, Los Angeles, CA(2)	168,000	79,769	19,755	85,349	10,391	79,769	115,495	195,264	(10,203)	1949	2012, 2013
3401 Exposition, Los Angeles, CA	—	14,120	11,319	11,046	1,028	14,120	23,393	37,513	(2,844)	1961	2013
505 First, Greater Seattle, WA	—	22,917	133,034	3,905		22,917	136,939	159,856	(17,885)	Various	2013
83 King, Greater Seattle, WA	—	12,982	51,403	5,300		12,982	56,703	69,685	(8,345)	Various	2013
Met Park North, Greater Seattle, WA(2)	64,500	28,996	71,768	608	—	28,996	72,376	101,372	(10,016)	2000	2013
Northview Center, Greater Seattle, WA	—	4,803	41,191	918	—	4,803	42,109	46,912	(6,020)	1991	2013
Merrill Place, Greater Seattle, WA	—	27,684	29,824	16,287	784	27,684	46,895	74,579	(5,251)	Various	2014
450 Alaskan, Greater Seattle, WA	—	—	—	73,226	2,542	—	75,768	75,768	(201)	Ongoing	2014
Palo Alto Square, San Francisco Bay Area, CA	—	—	326,033	17,448	—	—	343,481	343,481	(31,719)	1971	2015
3400 Hillview, San Francisco Bay Area, CA	—	—	159,641	2,453	—	—	162,094	162,094	(20,037)	1991	2015

		Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount
Property name	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation(4)	Year Built / Renovated	Year Acquired
Foothill Research Center, San Francisco Bay Area, CA	—	—	133,994	3,011	—	—	137,005	137,005	(19,269)	1991	2015
Page Mill Center, San Francisco Bay Area, CA	—	—	147,625	6,748	—	—	154,373	154,373	(19,348)	1970/2016	2015
Clocktower Square, San Francisco Bay Area, CA	—	—	93,949	539	—	—	94,488	94,488	(7,875)	1983	2015
3176 Porter (formerly Lockheed), San Francisco Bay Area, CA	—	—	34,561	(292)	—	—	34,269	34,269	(3,732)	1991	2015
Towers at Shore Center, San Francisco Bay Area, CA	—	72,673	144,188	7,924	—	72,673	152,112	224,785	(13,102)	2001	2015
Skyway Landing, San Francisco Bay Area, CA	—	37,959	63,559	2,812	—	37,959	66,371	104,330	(6,923)	2001	2015
Shorebreeze, San Francisco Bay Area, CA	—	69,448	59,806	7,556	—	69,448	67,362	136,810	(5,805)	1985/1989	2015
555 Twin Dolphin, San Francisco Bay Area, CA	—	40,614	73,457	5,409	—	40,614	78,866	119,480	(7,074)	1989	2015
333 Twin Dolphin, San Francisco Bay Area, CA	—	36,441	64,892	8,275	—	36,441	73,167	109,608	(7,136)	1985	2015
Peninsula Office Park, San Francisco Bay Area, CA	—	98,206	93,780	12,094	—	98,206	105,874	204,080	(12,121)	Various	2015
Metro Center, San Francisco Bay Area, CA	—	—	313,683	39,566	—	—	353,249	353,249	(31,341)	Various	2015
Concourse, San Francisco Bay Area, CA	—	45,085	224,271	9,585	—	45,085	233,856	278,941	(23,035)	Various	2015
Gateway, San Francisco Bay Area, CA	—	33,117	121,217	26,159	—	33,117	147,376	180,493	(14,718)	Various	2015
Metro Plaza, San Francisco Bay Area, CA	—	16,038	106,156	9,929	—	16,038	116,085	132,123	(10,924)	1986	2015
1740 Technology, San Francisco Bay Area, CA	—	8,052	49,486	3,555	—	8,052	53,041	61,093	(7,032)	1985	2015
Skyport Plaza, San Francisco Bay Area, CA	—	29,033	153,844	(6,501)	—	29,033	147,343	176,376	(10,401)	2000/2001	2015
Techmart, San Francisco Bay Area, CA	—	—	66,660	10,598	—	—	77,258	77,258	(8,244)	1986	2015
Campus Center, San Francisco Bay Area, CA	—	59,460	79,604	7,834	—	59,460	87,438	146,898	(15,374)	N/A	2015
Fourth & Traction, Los Angeles, CA	—	12,140	37,110	38,529	6,139	12,140	81,778	93,918	—	Various	2015
MaxWell, Los Angeles, CA	—	13,040	26,960	17,795	3,729	13,040	48,484	61,524	—	Various	2015
11601 Wilshire, Los Angeles, CA	—	28,978	321,273	17,641	—	28,978	338,914	367,892	(15,876)	1983	2016, 2017
Hill7, Greater Seattle, WA(2)	101,000	36,888	137,079	13,394	—	36,888	150,473	187,361	(5,466)	2015	2016
Page Mill Hill, San Francisco Bay Area, CA	—	—	131,402	1,958	—	—	133,360	133,360	(5,046)	1975	2016
Media & Entertainment								—

		Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount
Property name	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation(4)	Year Built / Renovated	Year Acquired
Sunset Gower Studios, Los Angeles, CA(3)	5,001	79,320	64,697	31,416	207	79,320	96,320	175,640	(23,644)	Various	2007, 2011, 2012
Sunset Bronson Studios, Los Angeles, CA(3)	—	77,698	32,374	31,543	422	77,698	64,339	142,037	(11,485)	Various	2008
Sunset Las Palmas Studios, Los Angeles, CA		118,892	86,922	4,773	13	118,892	91,708	210,600	(1,974)	Various	2017
Total before held for sale reclass	464,311	1,302,907	4,181,861	899,181	39,492	1,302,907	5,120,534	6,423,441	(533,498)
Real estate held for sale:
9300 Wilshire, Los Angeles, CA	—	—	10,718	2,024	—	—	12,742	12,742	(4,195)	1964/2002	2010
Embarcadero Place, San Francisco Bay Area, CA	—	41,050	77,006	3,273	—	41,050	80,279	121,329	(7,155)	1984	2015
2180 Sand Hill, San Francisco Bay Area, CA	—	13,663	50,559	385	—	13,663	50,944	64,607	(3,749)	1973	2015
2600 Campus Drive (building 6 of Peninsula Office Park), San Francisco Bay Area, CA	—	11,700	10,400	30	—	11,700	10,430	22,130	(814)	Various	2015
Total	$464,311	$1,369,320	$4,330,544	$904,893	$39,492	$1,369,320	$5,274,929	$6,644,249	$(549,411)
_____________

(1)	The loan was paid in full on February 1, 2018.

(2)	These properties are encumbered under our unsecured revolving credit facility, which, as of December 31, 2017, had an outstanding balance of $100.0 million.

(3)
The encumbrance amount relates to both Sunset Gower Studios and Sunset Bronson Studios. See description of notes payable in Part IV, Item 15(a) “Financial Statement and Schedules—Note 5 to the Consolidated Financial Statements-Notes Payable, net.”

(4)
The Company computes depreciation using the straight-line method over the estimated useful lives over the shorter of the ground lease term or 39 years for building and improvements, 15 years for land improvements and over the shorter of asset life or life of the lease for tenant improvements.

The aggregate gross cost of property included above for federal income tax purposes approximated $6.2 billion, unaudited as of December 31, 2017.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2015 to December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
Total investment in real estate, beginning of year	$6,507,484	$5,976,526	$2,239,741
Additions during period:
Acquisitions	255,848	597,751	3,699,289
Improvements, capitalized costs	330,809	296,399	198,561
Total additions during period	586,657	894,150	3,897,850
Deductions during period
Disposal (fully depreciated assets and early terminations)	(41,337)	(27,451)	(13,556)
Cost of property sold	(408,555)	(335,741)	(147,509)
Total deductions during period	(449,892)	(363,192)	(161,065)

Ending balance, before reclassification to assets associated with real estate held for sale	6,644,249	6,507,484	5,976,526
Reclassification to assets associated with real estate held for sale	(220,808)	(629,004)	(353,067)
Total investment in real estate, end of year	$6,423,441	$5,878,480	$5,623,459

Total accumulated depreciation, beginning of year	$(423,950)	$(272,724)	$(142,561)
Additions during period:
Depreciation of real estate	(206,838)	(182,219)	(151,066)
Total additions during period	(206,838)	(182,219)	(151,066)
Deductions during period:
Deletions	37,925	25,622	12,999
Write-offs due to sale	43,452	5,371	7,904
Total deductions during period	81,377	30,993	20,903

Ending balance, before reclassification to assets associated with real estate held for sale	(549,411)	(423,950)	(272,724)
Reclassification to assets associated with real estate held for sale	15,913	48,743	8,865
Total accumulated depreciation, end of year	$(533,498)	$(375,207)	$(263,859)