Form 10-Q
period 2018-03-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2018-05-04
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at May 1, 2018 was 156,680,066.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2018, Hudson Pacific Properties, Inc. owned approximately 99.6% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. The remaining approximately 0.4% of outstanding common units at March 31, 2018 were owned by certain of our executive officers and directors, certain of their affiliates and other outside investors. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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
To help investors understand the significant differences between our Company and our operating partnership, this report presents the consolidated financial statements and Note 15, earnings per share, separately for our Company and our operating partnership. All other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented together for our Company and our operating partnership.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.
HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Investment in real estate, at cost	$6,499,393	$6,423,441
Accumulated depreciation and amortization	(574,814)	(533,498)
Investment in real estate, net	5,924,579	5,889,943
Cash and cash equivalents	64,080	78,922
Restricted cash	10,900	22,358
Accounts receivable, net	5,945	4,363
Straight-line rent receivables, net	119,436	109,457
Deferred leasing costs and lease intangible assets, net	241,912	244,554
Prepaid expenses and other assets, net	69,735	61,138
Assets associated with real estate held for sale	11,704	211,335
TOTAL ASSETS	$6,448,291	$6,622,070

LIABILITIES AND EQUITY
Notes payable, net	$2,240,688	$2,421,380
Accounts payable and accrued liabilities	146,588	163,107
Lease intangible liabilities, net	45,651	49,930
Security deposits and prepaid rent	65,692	64,031
Derivative liabilities	—	265
Liabilities associated with real estate held for sale	630	2,216
TOTAL LIABILITIES	2,499,249	2,700,929
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 155,626,055 shares and 155,602,508 shares outstanding at March 31, 2018 and December 31, 2017, respectively	1,556	1,556
Additional paid-in capital	3,625,673	3,622,988
Accumulated other comprehensive income	22,936	13,227
Retained earnings	9,500	—
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,659,665	3,637,771
Non-controlling interest—members in consolidated entities	263,556	258,602
Non-controlling interest—units in the operating partnership	15,644	14,591
TOTAL EQUITY	3,938,865	3,910,964
TOTAL LIABILITIES AND EQUITY	$6,448,291	$6,622,070

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2018	2017
REVENUES
Office
Rental	$130,082	$133,516
Tenant recoveries	20,904	17,401
Parking and other	5,546	5,899
Total Office revenues	156,532	156,816
Studio
Rental	10,383	6,685
Tenant recoveries	354	665
Other property-related revenue	6,435	4,042
Other	414	77
Total Studio revenues	17,586	11,469
TOTAL REVENUES	174,118	168,285
OPERATING EXPENSES
Office operating expenses	53,240	47,954
Studio operating expenses	9,664	7,251
General and administrative	15,564	13,810
Depreciation and amortization	60,553	70,767
TOTAL OPERATING EXPENSES	139,021	139,782
INCOME FROM OPERATIONS	35,097	28,503
OTHER EXPENSE (INCOME)
Interest expense	20,503	21,930
Interest income	(9)	(30)
Unrealized gain on ineffective portion of derivatives	—	(6)
Transaction-related expenses	118	—
Other income	(404)	(678)
TOTAL OTHER EXPENSES	20,208	21,216
INCOME BEFORE GAINS ON SALE OF REAL ESTATE	14,889	7,287
Gains on sale of real estate	37,674	16,866
NET INCOME	52,563	24,153
Net income attributable to preferred stock and units	(159)	(159)
Net income attributable to participating securities	(327)	(240)
Net income attributable to non-controlling interest in consolidated entities	(3,323)	(3,037)
Net income attributable to non-controlling interest in the operating partnership	(177)	(202)
Net income attributable to Hudson Pacific Properties, Inc. common stockholders	$48,577	$20,515
Basic and diluted per share amounts:
Net income attributable to common stockholders—basic	$0.31	$0.14
Net income attributable to common stockholders—diluted	$0.31	$0.14
Weighted average shares of common stock outstanding—basic	155,626,055	147,950,594
Weighted average shares of common stock outstanding—diluted	156,714,822	149,950,346
Dividends declared per share	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$52,563	$24,153
Other comprehensive income: change in fair value of derivatives	9,513	2,864
Comprehensive income	62,076	27,017
Comprehensive income attributable to preferred stock and units	(159)	(159)
Comprehensive income attributable to participating securities	(391)	(240)
Comprehensive income attributable to non-controlling interest in consolidated entities	(3,323)	(3,037)
Comprehensive income attributable to non-controlling interest in the operating partnership	(211)	(230)
Comprehensive income attributable to Hudson Pacific Properties, Inc. common stockholders	$57,992	$23,351

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest—Units in the Operating Partnership	Non-controlling Interest—Members in Consolidated Entities	Total Equity
Balance at January 1, 2017	136,492,235	$1,364	$3,109,394	$(16,971)	$9,496	$294,859	$304,608	$3,702,750
Contributions	—	—	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	18,656,575	187	647,195	—	—	—	—	647,382
Issuance of unrestricted stock	917,086	9	(9)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(463,388)	(4)	(16,037)	—	—	—	—	(16,041)
Declared dividend	—	—	(106,269)	(51,619)	—	(656)	—	(158,544)
Amortization of stock-based compensation	—	—	13,249	—	—	2,666	—	15,915
Net income	—	—	—	68,590	—	375	24,960	93,925
Change in fair value of derivatives	—	—	—	—	7,353	45	—	7,398
Redemption of common units in the operating partnership	—	—	(24,535)	—	(3,622)	(282,698)	—	(310,855)
Balance at December 31, 2017	155,602,508	1,556	3,622,988	—	13,227	14,591	258,602	3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	—	—	(231)	230	1	—	—
Contributions	—	—	—	—	—	—	2,691	2,691
Distributions	—	—	—	—	—	—	(1,060)	(1,060)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	—	—	(173)	—	—	—	—	(173)
Issuance of unrestricted stock	43,900	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding	(20,353)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	—	(39,173)	—	(178)	—	(39,351)
Amortization of stock-based compensation	—	—	3,551	—	—	1,019	—	4,570
Net income	—	—	—	48,904	—	177	3,323	52,404
Change in fair value of derivatives	—	—	—	—	9,479	34	—	9,513
Balance at March 31, 2018	155,626,055	$1,556	$3,625,673	$9,500	$22,936	$15,644	$263,556	$3,938,865

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,563	$24,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,553	70,767
Non-cash portion of interest expense	1,658	1,186
Amortization of stock-based compensation	4,338	3,902
Straight-line rents	(9,942)	2,366
Straight-line rent expenses	136	381
Amortization of above- and below-market leases, net	(3,811)	(5,732)
Amortization of above- and below-market ground lease, net	624	637
Amortization of lease incentive costs	303	379
Other non-cash adjustments(1)	256	539
Gains on sale of real estate	(37,674)	(16,866)
Change in operating assets and liabilities:
Accounts receivable	(1,782)	4,650
Deferred leasing costs and lease intangibles	(6,614)	(6,635)
Prepaid expenses and other assets	3,313	(1,072)
Accounts payable and accrued liabilities	(33)	12,378
Security deposits and prepaid rent	559	(5,313)
Net cash provided by operating activities	64,447	85,720
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(103,512)	(76,225)
Proceeds from sale of real estate	237,004	81,707
Contributions to unconsolidated entity	—	(1,071)
Deposits for property acquisitions	—	(56,323)
Net cash provided by (used in) investing activities	133,492	(51,912)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	130,000	—
Payments of notes payable	(308,529)	(300,642)
Proceeds from issuance of common stock, net	(173)	647,675
Payment for redemption of common units in the operating partnership	—	(310,855)
Distributions paid to common stock and unitholders	(39,351)	(39,919)
Distributions paid to preferred unitholders	(159)	(159)
Contributions from non-controlling member in consolidated entities	2,691	103
Distributions to non-controlling member in consolidated entities	(1,060)	(310)
Payments to satisfy tax withholding	(693)	(4,203)
Payments of loan costs	(6,965)	—
Net cash used in financing activities	(224,239)	(8,310)
Net increase in cash and cash equivalents and restricted cash	(26,300)	25,498
Cash and cash equivalents and restricted cash—beginning of period	101,280	108,192
Cash and cash equivalents and restricted cash—end of period	$74,980	$133,690
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$12,915	$16,172
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for real estate investments	$20,462	$3,501
_____________

(1)	Represents bad debt expense/recovery and unrealized loss/gain on ineffective portion of derivative instruments.

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Investment in real estate, at cost	$6,499,393	$6,423,441
Accumulated depreciation and amortization	(574,814)	(533,498)
Investment in real estate, net	5,924,579	5,889,943
Cash and cash equivalents	64,080	78,922
Restricted cash	10,900	22,358
Accounts receivable, net	5,945	4,363
Straight-line rent receivables, net	119,436	109,457
Deferred leasing costs and lease intangible assets, net	241,912	244,554
Prepaid expenses and other assets, net	69,735	61,138
Assets associated with real estate held for sale	11,704	211,335
TOTAL ASSETS	$6,448,291	$6,622,070

LIABILITIES
Notes payable, net	$2,240,688	$2,421,380
Accounts payable and accrued liabilities	146,588	163,107
Lease intangible liabilities, net	45,651	49,930
Security deposits and prepaid rent	65,692	64,031
Derivative liabilities	—	265
Liabilities associated with real estate held for sale	630	2,216
TOTAL LIABILITIES	2,499,249	2,700,929
6.25% Series A cumulative redeemable preferred units of the operating partnership	10,177	10,177
CAPITAL
Hudson Pacific Properties, L.P. partners’ capital:
Common units, 156,195,100 and 156,171,553 issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	3,652,289	3,639,086
Accumulated other comprehensive income	23,020	13,276
Total Hudson Pacific Properties, L.P. partners’ capital	3,675,309	3,652,362
Non-controlling interest—members in consolidated entities	263,556	258,602
TOTAL CAPITAL	3,938,865	3,910,964
TOTAL LIABILITIES AND CAPITAL	$6,448,291	$6,622,070

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended March 31,
	2018	2017
REVENUES
Office
Rental	$130,082	$133,516
Tenant recoveries	20,904	17,401
Parking and other	5,546	5,899
Total Office revenues	156,532	156,816
Studio
Rental	10,383	6,685
Tenant recoveries	354	665
Other property-related revenue	6,435	4,042
Other	414	77
Total Studio revenues	17,586	11,469
TOTAL REVENUES	174,118	168,285
OPERATING EXPENSES
Office operating expenses	53,240	47,954
Studio operating expenses	9,664	7,251
General and administrative	15,564	13,810
Depreciation and amortization	60,553	70,767
TOTAL OPERATING EXPENSES	139,021	139,782
INCOME FROM OPERATIONS	35,097	28,503
OTHER EXPENSE (INCOME)
Interest expense	20,503	21,930
Interest income	(9)	(30)
Unrealized gain on ineffective portion of derivatives	—	(6)
Transaction-related expenses	118	—
Other income	(404)	(678)
TOTAL OTHER EXPENSES	20,208	21,216
INCOME BEFORE GAINS ON SALE OF REAL ESTATE	14,889	7,287
Gains on sale of real estate	37,674	16,866
NET INCOME	52,563	24,153
Net income attributable to non-controlling interest in consolidated entities	(3,323)	(3,037)
Net income attributable to Hudson Pacific Properties, L.P.	49,240	21,116
Net income attributable to preferred units	(159)	(159)
Net income attributable to participating securities	(327)	(240)
Net income available to common unitholders	$48,754	$20,717
Basic and diluted per unit amounts:
Net income attributable to common unitholders—basic	$0.31	$0.14
Net income attributable to common unitholders—diluted	$0.31	$0.14
Weighted average shares of common units outstanding—basic	156,195,100	149,407,796
Weighted average shares of common units outstanding—diluted	157,283,867	150,334,796
Dividends declared per unit	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$52,563	$24,153
Other comprehensive income: change in fair value of derivatives	9,513	2,864
Comprehensive income	62,076	27,017
Comprehensive income attributable to preferred units	(159)	(159)
Comprehensive income attributable to participating securities	(391)	(240)
Comprehensive income attributable to non-controlling interest in consolidated entities	(3,323)	(3,037)
Comprehensive income attributable to Hudson Pacific Properties, L.P. partners’ capital	$58,203	$23,581

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at January 1, 2017	145,942,855	$3,392,264	$5,878	$3,398,142	$304,608	$3,702,750
Contributions	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	18,656,575	647,382	—	647,382	—	647,382
Issuance of unrestricted units	917,086	—	—	—	—	—
Units withheld to satisfy tax withholding	(463,388)	(16,041)	—	(16,041)	—	(16,041)
Declared distributions	—	(158,544)	—	(158,544)	—	(158,544)
Amortization of unit-based compensation	—	15,915	—	15,915	—	15,915
Net income	—	68,965	—	68,965	24,960	93,925
Change in fair value of derivative instruments	—	—	7,398	7,398	—	7,398
Redemption of common units	(8,881,575)	(310,855)	—	(310,855)	—	(310,855)
Balance at December 31, 2017	156,171,553	3,639,086	13,276	3,652,362	258,602	3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	(231)	231	—	—	—
Contributions	—	—	—	—	2,691	2,691
Distributions	—	—	—	—	(1,060)	(1,060)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	(173)	—	(173)	—	(173)
Issuance of unrestricted units	43,900	—	—	—	—	—
Units withheld to satisfy tax withholding	(20,353)	(693)	—	(693)	—	(693)
Declared distributions	—	(39,351)	—	(39,351)	—	(39,351)
Amortization of unit-based compensation	—	4,570	—	4,570	—	4,570
Net income	—	49,081	—	49,081	3,323	52,404
Change in fair value of derivative instruments	—	—	9,513	9,513	—	9,513
Balance at March 31, 2018	156,195,100	$3,652,289	$23,020	$3,675,309	$263,556	$3,938,865

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,563	$24,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,553	70,767
Non-cash portion of interest expense	1,658	1,186
Amortization of unit-based compensation	4,338	3,902
Straight-line rents	(9,942)	2,366
Straight-line rent expenses	136	381
Amortization of above- and below-market leases, net	(3,811)	(5,732)
Amortization of above- and below-market ground lease, net	624	637
Amortization of lease incentive costs	303	379
Other non-cash adjustments(1)	256	539
Gains on sale of real estate	(37,674)	(16,866)
Change in operating assets and liabilities:
Accounts receivable	(1,782)	4,650
Deferred leasing costs and lease intangibles	(6,614)	(6,635)
Prepaid expenses and other assets	3,313	(1,072)
Accounts payable and accrued liabilities	(33)	12,378
Security deposits and prepaid rent	559	(5,313)
Net cash provided by operating activities	64,447	85,720
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(103,512)	(76,225)
Proceeds from sale of real estate	237,004	81,707
Contributions to unconsolidated entity	—	(1,071)
Deposits for property acquisitions	—	(56,323)
Net cash provided by (used in) investing activities	133,492	(51,912)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	130,000	—
Payments of notes payable	(308,529)	(300,642)
Proceeds from issuance of common units, net	(173)	647,675
Payments for redemption of common units	—	(310,855)
Distributions paid to common unitholders	(39,351)	(39,919)
Distributions paid to preferred unitholders	(159)	(159)
Contributions from non-controlling member in consolidated entities	2,691	103
Distributions to non-controlling member in consolidated entities	(1,060)	(310)
Payments to satisfy tax withholding	(693)	(4,203)
Payments of loan costs	(6,965)	—
Net cash used in financing activities	(224,239)	(8,310)
Net (decrease) increase in cash and cash equivalents and restricted cash	(26,300)	25,498
Cash and cash equivalents and restricted cash—beginning of period	101,280	108,192
Cash and cash equivalents and restricted cash—end of period	$74,980	$133,690
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$12,915	$16,172
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for real estate investments	$20,462	$3,501
_____________

(1)	Represents bad debt expense/recovery and unrealized loss/gain on ineffective portion of derivative instruments.

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

1. Organization

Hudson Pacific Properties, Inc. is a Maryland corporation formed on November 9, 2009 as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Through its controlling interest in the operating partnership and its subsidiaries, Hudson Pacific Properties, Inc. owns, manages, leases, acquires and develops real estate, consisting primarily of office and studio properties. Unless otherwise indicated or unless the context requires otherwise, all references in these financial statements to “the Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

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

The Company’s portfolio consists of properties located throughout Northern and Southern California and the Pacific Northwest. The following table summarizes the Company’s portfolio as of March 31, 2018:

Segments	Number of Properties	Square Feet (unaudited)
Office	51	13,398,362
Studio	3	1,204,927
Total(1)	54	14,603,289
_________________

(1)	Includes redevelopment, development and held for sale properties.

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

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the 2017 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and the notes thereto.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Under the consolidation guidance, the Company first evaluates an entity using the variable interest model, then the voting model. The Company ultimately consolidates all entities that the Company controls through either majority ownership or voting rights, including all variable interest entities (“VIEs”) of which the Company is considered the primary beneficiary. The Company accounts for all other unconsolidated joint ventures using the cost or equity method of accounting. In addition, the Company continually evaluates each legal entity that is not wholly owned for reconsideration based on changing circumstances.

VIEs are defined as entities in which equity investors do not have:

•	the characteristics of a controlling financial interest;

•	sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and/or

•	the entity is structured with non-substantive voting rights.

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of March 31, 2018, the Company has determined that four joint ventures and our operating partnership met the definition of a VIE. Three of the joint ventures are consolidated entities and one joint venture is a non-consolidated entity.

Consolidated Entities

As of March 31, 2018, the operating partnership has determined that three of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	Westside Pavilion(1)	75.0%
_________________

(1)	As of March 31, 2018, this joint venture was formed but no significant contributions of cash or property have been made by the partners.

On March 1, 2018, the Company entered into a joint venture agreement with Macerich WSP, LLC (“Macerich”) to form HPP-MAC WSP, LLC (“HPP-MAC JV”) to redevelop Westside Pavilion, a shopping mall in West Los Angeles, into approximately 500,000 square feet of state-of-the-art creative office space, with approximately 100,000 square feet of existing retail and entertainment space. The HPP-MAC JV is held 75% by the Company and 25% by Macerich, with the Company serving as the managing member and developer. As of March 31, 2018, the assets held by the HPP-MAC JV include pre-development costs and the initial contributions from the members. Pursuant to the joint venture agreement, it is anticipated that the Company and Macerich will enter into a contribution agreement within a year to contribute Westside Pavilion to the joint venture. The contribution is valued at approximately $190.0 million before certain credits, prorations, closing costs and debt assumption. Total costs of the HPP-MAC JV will be funded 75% by the Company and 25% by Macerich. If either party defaults on its obligation to contribute to the joint venture, the defaulting party is required to pay a $25.0 million fee to the other member. The joint venture agreement lacks substantive participating or kick-out rights and is therefore a VIE. The Company, through its subsidiaries, has the right to (i) receive benefits and absorb losses and (ii) has the power to direct the activities that most significantly affect the joint venture.

As of March 31, 2018, the Company has determined that its operating partnership met the definition of a VIE and is consolidated. Substantially all of the assets and liabilities of the Company are related to VIEs.

Non-consolidated Entities

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The assets of the joint venture consist of notes receivable. As of March 31, 2018, the Company has determined it is not the primary beneficiary of the joint venture that meets the definition of a VIE. Due to its significant influence over the non-

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

consolidated entity, the Company accounts for it using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. The Company’s net equity investment is reflected within prepaid expenses and other assets on the Consolidated Balance Sheets which represents the Company’s maximum exposure for loss. The Company’s share of net income or loss from the entity is included within other income on the Consolidated Statements of Operations. The Company owns 21% of the non-consolidated entity.

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

Revenue Recognition

The Company has compiled an inventory of its sources of revenues and has identified the following material revenue streams: (i) rental revenues (ii) tenant recoveries (iii) ancillary revenues (iv) guest parking revenues and (v) sale of real estate.

Revenue Stream	Components	Financial Statement Location
Rental revenues	Office rentals, stage rentals and storage rentals	Office and Studio Segments: rental
Tenant recoveries	Reimbursement of real estate taxes, insurance, repairs and maintenance, other operating expenses and monthly parking revenues	Office Segment: tenant recoveries and parking and other Studio Segment: tenant recoveries and other property-related revenue
Ancillary revenues	Revenues derived from tenants’ use of lighting, equipment rental, power, HVAC and telecommunications (i.e., telephone and internet)	Studio Segment: other property-related revenue
Guest parking revenues	Parking revenue that is not associated with lease agreements	Office Segment: parking and other Studio Segment: other property-related revenue
Sale of real estate	Gains on sales derived from cash consideration less cost basis	Gains on sale of real estate

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Currently rental revenues are accounted for under ASC 840, Leases. Rental revenues will be accounted for under ASC 842, Leases (“ASC 842”), which the Company plans to adopt on January 1, 2019.

Currently tenant recoveries are accounted for under ASC 605, Revenue Recognition (“ASC 605”). Tenant recoveries will be accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2019, when the Company adopts ASC 842. Under the current ASC 842 guidance, the Company would be required to classify its tenant recoveries into lease and non-lease components. On March 28, 2018, the FASB agreed to issue an amendment to ASC 842, which if elected, permits the Company to classify tenant recoveries as a single lease component and accounted for with rental revenues in the Consolidated Statement of Operations. Please refer to our Update on ASC 842 implementation section below for details.

Ancillary revenues and guest parking revenues have been accounted for under ASC 606 since the Company adopted this standard on January 1, 2018. This standard requires the Company to recognize revenues based on a five-step model and will result in the consideration being recognized once all performance obligations are satisfied. The timing and pattern of revenue recognition as it relates to ancillary revenues and guest parking revenues have not changed from those under ASC 605.

Sale of real estate has been accounted for under ASC 610, Other Income, since the Company adopted this standard on January 1, 2018. This standard requires the Company to apply certain recognition and measurement principles in ASC 606 when it derecognizes nonfinancial assets and in substance nonfinancial assets, and the counterparty is not a customer. This is the case for the Company's sales of real estate, and therefore, the Company is required to evaluate the sales of real estate based on transfer of control. If a real estate sale contract includes ongoing involvement by the seller with the sold property, the seller must evaluate each promised good or service under the contract to determine whether it represents a performance obligation, constitutes a guarantee or prevents the transfer of control. The timing and pattern of revenue recognition might change as it relates to gains of sale of real estate if the sale includes continued involvement that represents a separate performance obligation.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of Accounting Standards Update (“ASU”). The following ASUs were adopted by the Company in 2018:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update)

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

ASU 2016-01, Financial Instruments— Overall (Subtopic 825-10), Recognition and
Measurement of Financial Assets and Financial Liabilities

The guidance no longer allows the use of cost method of accounting for equity instruments that do not have a readily determinable fair value and Companies are now required to measure equity investments at fair value through net income. Companies are permitted to elect a measurement alternative that allows for measuring equity instruments at cost, less any impairment, plus or minus changes resulting from observable price changes, adjusted as of the date that an observable transaction takes place, rather than report date. For equity investments that do not have a readily determinable fair value, this guidance is adopted prospectively for all investments that exist as of the date of adoption. The guidance allows entities to use a prospective transition approach only for securities they elect to measure using the measurement alternative.

The Company adopted this guidance during Q1 2018 using the prospective approach. The Company has elected to measure our equity instruments using the measurement alternative. Please see Note 12 for details.

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

The Company adopted this guidance during Q1 2018 using the modified retrospective approach. As a result of the adoption, the concept of ineffectiveness from an accounting perspective is eliminated. Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as a cash flow hedge will be recognized as a component in other comprehensive income. Additionally, the Company eliminated any previously recorded ineffectiveness with a cumulative effect adjustment. Please see Note 9 for details.

ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting	The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This guidance must be applied prospectively.	The Company adopted this guidance during Q1 2018 on a prospective basis. The adoption did not have an impact on the Consolidated Financial Statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Standard	Description	Effect on the Financial Statements or Other Significant Matters
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

The Company adopted this guidance during Q1 2018 using the modified retrospective approach. The Company has not had variable consideration in our sale of real estate, or partial sales of nonfinancial assets or contribution of a nonfinancial asset to form a joint venture with retained noncontrolling interest, therefore the guidance does not currently impact the Company.

ASU 2014-09, Revenue from Contracts with Customers amended by ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
Issued on May 28, 2014, ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and specifically notes that lease contracts with customers are a scope exception. Issued on March 17, 2016, ASU 2016-08 clarifies certain aspects of the principal-versus-agent guidance in its new revenue recognition standard related to the determination of whether an entity is a principal-versus-agent and the determination of the nature of each specified good or service. The guidance provides for practical expedients associated with the determination of whether a significant financing component exists and the expedient for recording an immediate expense for certain incremental costs of obtaining a contract with a customer.

The Company adopted this guidance during Q1 2018 using the modified retrospective approach and is using the practical expedients associated with expensing incremental costs of obtaining a contract with a customer with terms of one year or less. The adoption of this ASU did not result in any changes with respect to the timing and pattern of revenue recognition. Please refer to the revenue recognition paragraph above for the additional disclosures.

Update on ASC 842 implementation

On February 25, 2016, the FASB issued ASU 2016-02, Leases, to amend the accounting guidance for leases and set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). This ASU is effective for annual reporting periods (including interim periods) beginning after December 15, 2018. A modified retrospective approach must be applied for leases that exist or are entered into after January 1, 2017, the beginning of the earliest comparative period presented in the 2019 consolidated financial statements, with a cumulative adjustment to the opening balance of retained earnings (accumulated deficit) on January 1, 2017, and restatement of the amounts presented prior to January 1, 2019.

On March 28, 2018, the FASB agreed to issue an amendment to ASU 842 that would provide an entity the optional transition method to initially account for the impact of the adoption with a cumulative adjustment to retained earnings (accumulated deficit) on the effective date of the ASU, January 1, 2019, rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019.

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

Lessor Accounting

The Company recognized rental revenues and tenant recoveries of $161.7 million and $158.3 million for the three months ended March 31, 2018 and March 31, 2017. This ASU requires companies to identify lease and non-lease components

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

of a lease agreement. Lease components relate to the right to use the leased asset and non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset. Total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components will be governed by ASC 842 while revenue related to non-lease components will be subject to ASC 606.

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
In the March 28, 2018 FASB meeting, the FASB agreed to issue an amendment to ASC 842 which would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. Once the amendment is adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the transfer of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease.

The Company has not completed its analysis of this ASU. Once the amendments discussed during the March 28, 2018 FASB meeting are issued, adopted and elected, tenant recoveries that qualify as non-lease components will be combined under a single lease component presentation.

The ASU also requires lessors to capitalize only those costs that are defined as initial direct costs. Under the current accounting standards, the Company capitalizes initial direct and indirect leasing costs. During the three months ended March 31, 2018 and March 31, 2017, the Company capitalized $1.8 million and $1.4 million of indirect leasing costs, respectively. Under this new ASU, these costs will be expensed as incurred.

Lessee Accounting

As of March 31, 2018, the future undiscounted minimum lease payments under the Company’s ground leases totaled $449.3 million. This guidance requires lessees to record a lease liability at lease inception, with a corresponding right-of-use asset, except for short-term leases. The Company continues to evaluate the amount of right-of-use asset and lease liability that will ultimately be recorded with respect to its ground lease agreements, where it is the lessee.

Other recently issued ASUs

The Company considers the applicability and impact of all ASUs. The following table lists the recently issued ASUs that have not been disclosed in the Company’s 2017 Annual Report on Form 10-K and have not been adopted by the Company. The list excludes those ASUs that are not expected to have a material impact on the Company’s consolidated financial statements.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842
The amendments in this update permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease.
		The effective date and transition requirements are the same as that in Update 2016-02 (Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.)	The Company is currently evaluating the impact of this update.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

3. Investment in Real Estate

Real estate held for investment

The following table summarizes the Company’s investment in real estate, at cost as of:

	March 31, 2018	December 31, 2017
Land	$1,302,907	$1,302,907
Building and improvements	4,476,124	4,480,993
Tenant improvements	425,624	411,706
Furniture and fixtures	8,371	8,608
Property under development	286,367	219,227
Investment in real estate, at cost(1)	$6,499,393	$6,423,441
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The Company had no acquisitions during the three months ended March 31, 2018.

Dispositions

The following table summarizes the properties sold during the three months ended March 31, 2018. These properties were non-strategic assets to the Company’s portfolio and were classified as held for sale as of December 31, 2017:

Property	Month of Disposition	Square Feet	Sales Price(1) (in millions)
2600 Campus Drive (building 6 of Peninsula Office Park)	January 2018	63,050	$22.5
Embarcadero Place	January 2018	197,402	136.0
2180 Sand Hill	March 2018	45,613	82.5
Total dispositions		306,065	$241.0
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

These dispositions met the criteria in ASC 610 for recognizing gains of $37.7 million for the three months ended March 31, 2018, which is included in the gains on sale of real estate line item in the Consolidated Statements of Operations.

Held for Sale

In December 2017, the Company entered into an agreement to sell its 9300 Wilshire property for $13.8 million (before certain credits, prorations and closing costs). As of December 31, 2017 and March 31, 2018, the Company determined that this property met the criteria to be classified as held for sale. 9300 Wilshire was subsequently sold on April 10, 2018, which resulted in a gain.

As of December 31, 2017, the Company had 4 properties that met the criteria to be classified as held for sale.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of:

	March 31, 2018	December 31, 2017
ASSETS
Investment in real estate, net	$8,775	$204,895
Accounts receivable, net	28	85
Straight-line rent receivables, net	420	2,234
Deferred leasing costs and lease intangible assets, net	2,394	4,063
Prepaid expenses and other assets, net	87	58
Assets associated with real estate held for sale	$11,704	$211,335

LIABILITIES
Accounts payable and accrued liabilities	$393	$782
Lease intangible liabilities, net	—	95
Security deposits and prepaid rent	237	1,339
Liabilities associated with real estate held for sale	$630	$2,216

Impairment of Long-Lived Assets

No impairment indicators have been noted and the Company recorded no impairment charges for the three months ended March 31, 2018.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	March 31, 2018	December 31, 2017
Above-market leases	$11,526	$19,222
Accumulated amortization	(8,507)	(15,731)
Above-market leases, net	3,019	3,491
Deferred leasing costs and in-place lease intangibles	298,042	311,599
Accumulated amortization	(120,436)	(132,426)
Deferred leasing costs and in-place lease intangibles, net	177,606	179,173
Below-market ground leases	68,388	68,388
Accumulated amortization	(7,101)	(6,498)
Below-market ground leases, net	61,287	61,890
Deferred leasing costs and lease intangible assets, net(1)	$241,912	$244,554

Below-market leases	$100,259	$105,233
Accumulated amortization	(55,560)	(56,265)
Below-market leases, net	44,699	48,968
Above-market ground leases	1,095	1,095
Accumulated amortization	(143)	(133)
Above-market ground leases, net	952	962
Lease intangible liabilities, net(1)	$45,651	$49,930
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended March 31,
	2018	2017
Above-market leases(1)	$(474)	$(1,356)
Deferred leasing costs and in-place lease intangibles(2)	(11,696)	(19,793)
Below-market ground leases(3)	(635)	(648)
Below-market leases(1)	4,285	7,088
Above-market ground leases(3)	11	11
__________________

(1)	Amortization is recorded in revenues in the Consolidated Statements of Operations.

(2)	Amortization is recorded in depreciation and amortization expenses and office rental revenues in the Consolidated Statements of Operations.

(3)	Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

5. Accounts Receivable, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the Company’s 2017 Annual Report on Form 10-K. The following table summarizes the Company’s accounts receivable, net of allowance for doubtful accounts as of:

	March 31, 2018	December 31, 2017
Accounts receivable	$8,442	$6,835
Allowance for doubtful accounts	(2,497)	(2,472)
Accounts receivable, net(1)	$5,945	$4,363
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

6. Straight-line Rent Receivables, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the Company’s 2017 Annual Report on Form 10-K. The following table represents the Company’s straight-line rent receivables, net of allowance for doubtful accounts as of:

	March 31, 2018	December 31, 2017
Straight-line rent receivables	$119,436	$109,457
Allowance for doubtful accounts	—	—
Straight-line rent receivables, net(1)	$119,436	$109,457
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

7. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	March 31, 2018	December 31, 2017
Derivative assets	$21,922	$12,586
Investment in unconsolidated entities	14,052	14,240
Goodwill	8,754	8,754
Other	25,007	25,558
Prepaid expenses and other assets, net(1)	$69,735	$61,138
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

No goodwill impairment indicators have been noted during the three months ended March 31, 2018.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

8. Notes Payable, net

The following table sets forth information with respect to our outstanding indebtedness:

	March 31, 2018	December 31, 2017	Interest Rate(1)	Contractual Maturity Date
UNSECURED NOTES PAYABLE
Unsecured Revolving Credit Facility(2)(3)	$20,000	$100,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term Loan A(2)(5)	300,000	300,000	LIBOR + 1.20% to 1.70%	4/1/2020	(6)
Term Loan C(2)	75,000	75,000	LIBOR + 1.30% to 2.20%	11/17/2020
Term Loan B(2)(7)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term Loan D(2)(8)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A Notes	110,000	110,000	4.34%	1/2/2023
Series E Notes	50,000	50,000	3.66%	9/15/2023
Series B Notes	259,000	259,000	4.69%	12/16/2025
Series D Notes	150,000	150,000	3.98%	7/6/2026
Registered Senior Notes(9)	400,000	400,000	3.95%	11/1/2027
Series C Notes	56,000	56,000	4.79%	12/16/2027
TOTAL UNSECURED NOTES PAYABLE	1,895,000	1,975,000

SECURED NOTES PAYABLE
Sunset Gower Studios/Sunset Bronson Studios(10)	5,001	5,001	LIBOR + 2.25%	3/4/2019	(4)
Met Park North(11)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(12)	27,281	27,418	5.32%	3/11/2022
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Rincon Center	—	98,392	5.13%	N/A
TOTAL SECURED NOTES PAYABLE	365,782	464,311
TOTAL NOTES PAYABLE	2,260,782	2,439,311
Unamortized deferred financing costs and loan discounts(14)	(20,094)	(17,931)
TOTAL NOTES PAYABLE, NET	$2,240,688	$2,421,380
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2018, which may be different than the interest rates as of December 31, 2017 for corresponding indebtedness.

(2)
The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of March 31, 2018, no such election had been made.

(3)	The Company has a total capacity of $600.0 million under its unsecured revolving credit facility.

(4)	The maturity date may be extended once for an additional one-year term.

(5)	The outstanding balance of the term loan was effectively fixed at 2.56% to 3.06% per annum through the use of two interest rate swaps. See Note 9 for details.

(6)	The maturity date may be extended twice, each time for an additional one-year term.

(7)	The outstanding balance of the term loan was effectively fixed at 2.96% to 3.46% per annum through the use of two interest rate swaps. See Note 9 for details.

(8)	The outstanding balance of the term loan was effectively fixed at 2.63% to 3.13% per annum through the use of an interest rate swap. See Note 9 for details.

(9)	On October 2, 2017, the Company completed an underwritten public offering of $400.0 million of senior notes, which were issued at 99.815% of par.

(10)	The Company has the ability to draw up to $257.0 million under its construction loan, subject to lender required submissions.

(11)	This loan bears interest only. Interest on the full loan amount has been effectively fixed at 3.71% per annum through the use of an interest rate swap. See Note 9 for details.

(12)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(13)
The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.

(14)	Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Current year activity

On February 1, 2018, the Company paid in full the debt secured by its Rincon Center property, which was due to mature in May 2018.

On March 13, 2018, the operating partnership entered into the Amended and Restated Credit Agreement (as defined below) with various financial institutions. The Amended and Restated Credit Agreement modifies the operating partnership’s unsecured revolving credit facility and its term loans as discussed under the Term Loan and Credit Facility section below.

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

The following table summarizes the minimum future principal payments due (before the impact of extension options, if applicable) on the operating partnership’s secured and unsecured notes payable as of March 31, 2018:

Year	Annual Principal Payments
Remaining 2018	$400
2019	5,569
2020	440,095
2021	632
2022	520,086
Thereafter	1,294,000
Total	$2,260,782

Term Loan and Credit Facility

On March 13, 2018, the operating partnership entered into a Third Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with various financial institutions. The Amended and Restated Credit Agreement amends and restates and replaces (i) the operating partnership’s existing Second Amended and Restated Credit Agreement, entered into on March 31, 2015 (the “Prior Credit Agreement”), which governed its $400.0 million unsecured revolving credit facility, $300.0 million unsecured 5-year term loan facility and $350.0 million unsecured 7-year term loan facility, and (ii) the operating partnership’s Term Loan Credit Agreement, entered into on November 17, 2015 (together with the Prior Credit Agreement, the “Existing Credit Agreements”), which governed its $75.0 million unsecured 5-year term loan facility and $125.0 million unsecured 7-year term loan facility.

The Amended and Restated Credit Agreement provides for (i) the increase of the operating partnership’s unsecured revolving credit facility to $600.0 million and the extension of the term to March 13, 2022 and (ii) term loans in amount and tenor equal to the term loans outstanding under the Existing Credit Agreements ($300.0 million term loan A maturing April 1, 2020, $350.0 million term loan B maturing April 1, 2022, $75.0 million term loan C maturing November 17, 2020 and $125.0 million term loan D maturing November 17, 2022).

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
The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	March 31, 2018	December 31, 2017
Outstanding borrowings	$20,000	$100,000
Remaining borrowing capacity	580,000	300,000
Total borrowing capacity	$600,000	$400,000
Interest rate(1)(2)	LIBOR + 1.05% to 1.50%	LIBOR + 1.15% to 1.85%
Facility fee-annual rate(1)	0.15% or 0.30%	0.20% or 0.35%
Contractual maturity date(3)	3/13/2022	4/1/2019
_________________

(1)
The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of March 31, 2018, no such election had been made.

(2)
The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s specified base rate plus an applicable margin. As of March 31, 2018, no such election had been made.

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

The following table summarizes existing covenants and their covenant levels related to our unsecured revolving credit facility, term loans, and series A, B, D, and E notes, when considering the most restrictive terms:

Covenant Ratio	Covenant Level
Total Liabilities to Total Asset Value	≤ 60%
Unsecured Indebtedness to Unencumbered Asset Value	≤ 60%
Adjusted EBITDA to Fixed Charges	≥ 1.5x
Secured Indebtedness to Total Asset Value	≤ 45%
Unencumbered NOI to Unsecured Interest Expense	≥ 2.0x

The following table summarizes existing covenants and their covenant levels related to our registered senior notes:

Covenant Ratio	Covenant Level
Debt to Total Assets	≤ 60%
Total Unencumbered Assets to Unsecured Debt	≥ 150%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	≥ 1.5x
Secured Debt to Total Assets	≤ 45%

The operating partnership was in compliance with its financial covenants as of March 31, 2018.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Repayment Guarantees

Registered Senior Notes

The Company has fully and unconditionally guaranteed the operating partnership’s $400.0 million registered senior notes due November 1, 2027.

Sunset Gower Studios and Sunset Bronson Studios Loan

In connection with the loan secured by the Sunset Gower Studios and Sunset Bronson Studios properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. As of March 31, 2018, the outstanding balance was $5.0 million, which results in a maximum guarantee amount for the principal under this loan of $1.0 million. The Company has the ability to draw up to $257.0 million under its construction loan, subject to lender required submissions. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

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

Interest Expense

The following table represents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2018	2017
Gross interest expense(1)	$22,431	$23,190
Capitalized interest	(3,586)	(2,446)
Amortization of deferred financing costs and loan discount, net	1,658	1,186
Interest expense	$20,503	$21,930
_________________

(1)	Includes interest on the Company’s notes payable and hedging activities.

9. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had six interest rate swaps with aggregate notional amounts of $839.5 million as of March 31, 2018 and December 31, 2017. These derivatives were designated as effective cash flow hedges for accounting purposes. There is no impact on the Company’s Consolidated Statements of Cash Flows.

The Company’s derivatives are classified as Level 2 and their fair values are derived from estimated values obtained from observable market data for similar instruments.

The following table summarizes the Company’s derivative instruments as of March 31, 2018:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

					Strike Rate Range(1)
Underlying Debt Instrument	Number of Hedges	Notional Amount	Effective Date	Maturity Date	Low	High	Fair Value
Met Park North	1	$64,500	Aug 2013	August 2020	2.16%	2.16%	$322
Term Loan A(2)	2	300,000	July 2016	April 2020	2.56%	3.06%	5,313
Term Loan B(3)	2	350,000	July 2016	April 2022	2.96%	3.46%	10,143
Term Loan D(4)	1	125,000	June 2016	November 2022	2.63%	3.13%	6,144
_____________

(1)	The rate is based on the operating partnership’s leverage ratio.

(2)	On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest was effectively fixed at 2.75% to 3.65%.

(3)	On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest was effectively fixed at 3.36% to 4.31%.

(4)	On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest was effectively fixed at 3.03% to 3.98%.

On January 1, 2018, the Company early adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). As a result of the adoption, the Company is no longer recognizing unrealized gains or losses related to ineffective portions of its derivative instruments. The Company recognized a $231 thousand cumulative-effect adjustment to other comprehensive income, with a corresponding adjustment to the opening balance of retained earnings (accumulated deficit). For the three months ended March 31, 2017, the Company recognized an unrealized gain of $6 thousand, reflected in the unrealized gain on ineffective portion of derivative instruments line item on the Consolidated Statements of Operations.

The fair market value of derivative instruments is presented on a gross basis in prepaid and other expenses, net and derivative liabilities line items on the Consolidated Balance Sheets. The derivative assets as of March 31, 2018 and December 31, 2017 were $21.9 million and $12.6 million, respectively. The derivative liabilities as of March 31, 2018 and December 31, 2017 were $0.0 million and $0.3 million, respectively.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of March 31, 2018, the Company expects $4.6 million of unrealized gain included in accumulated other comprehensive income will be reclassified to interest expense in the next 12 months.

10. Income Taxes

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2018, the Company has not established a liability for uncertain tax positions.

The Company and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRS are no longer subject to tax examinations by tax authorities for years prior to 2013. The Company has assessed its tax positions for all open years, which include 2013 to 2017, and concluded that there are no material uncertainties to be recognized.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

11. Future Minimum Lease Payments

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rent expense for ground leases as follows:

	Three Months Ended March 31,
	2018	2017
Contingent rental expense	$3,095	$2,184
Minimum rental expense	3,337	3,196

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of March 31, 2018:

Year	Ground Leases (1)(2)
Remaining 2018	$10,601
2019	14,161
2020	14,161
2021	14,161
2022	14,161
Thereafter	382,070
Total	$449,315
_________________

(1)
In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of March 31, 2018.

(2)	Balance includes future minimum ground lease obligation for 9300 Wilshire, which was sold on April 10, 2018.

12. Fair Value of Financial Instruments

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

In September 2016, the Company entered into an agreement to receive shares of a nonpublic company in lieu of rental and tenant recovery revenues that were valued at $1.8 million. The shares were accounted for under the cost method of accounting as there was no readily determinable fair value. The investment in the shares has been accounted for under ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, since the Company adopted ASU 2016-01 on January 1, 2018, at which point the Company elected the measurement alternative. This standard requires the Company to mark the investment in shares to fair value, which are based on recent transactions. There have been no other transactions since the Company obtained its shares in 2016 and therefore there have been no adjustments to the carrying value.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets(1)	$—	$21,922	$—	$21,922	$—	$12,586	$—	$12,586
Derivative liabilities	—	—	—	—	—	265	—	265
_________________

(1)	Included in the prepaid expenses and other assets line item on the Consolidated Balance Sheets.

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

The table below represents the carrying value and fair value of the Company’s notes payable as of:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured notes payable(1)(2)	$1,894,296	$1,856,896	1,974,278	$1,960,560
Secured notes payable	365,782	356,935	464,311	458,441
_________________

(1)	Amounts represent notes payable excluding net deferred financing costs.

(2)
The $400.0 million registered senior notes were issued at a discount. The discount, net of amortization, was $704 thousand and $722 thousand at March 31, 2018 and December 31, 2017, respectively, and is included within unsecured notes payable.

13. Stock-Based Compensation

The Company has various stock compensation arrangements, which are more fully described in the 2017 Annual Report on Form 10-K. Under the 2010 Incentive Plan, as amended (“the 2010 Plan”), the Company’s board of directors (“the Board”) has the ability to grant, among other things, restricted stock, restricted stock units and performance-based awards.

The Board awards restricted shares to non-employee Board members on an annual basis as part of such Board members’ annual compensation and to newly elected non-employee Board members in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter, in conjunction with the director’s election to the Board, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

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

In December 2015, the compensation committee of the Board (“Compensation Committee”) awarded a one-time special retention award to certain executives. The grants consist of time-based awards and performance-based awards. The time-based awards vest in equal 25% installments over a four-year period, subject to the participant’s continued employment. The performance-based awards vest over a four-year period, subject to the achievement of applicable performance goals and the participant’s continued employment.

The Compensation Committee annually adopts a Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under the 2010 Plan. An award under the OPP Plan is ultimately earned to the extent the Company outperforms a predetermined total shareholder return (“TSR”) goal and/or achieves goals with respect to the outperformance of its peers in a particular REIT index. The ultimate aggregate award cannot exceed the predetermined maximum bonus pool. OPP Plan awards granted are settled in common stock and in the case of certain executives, in performance units in our operating partnership.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

With respect to OPP Plan awards granted prior to 2017, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 25% of the earned award will vest in equal annual installments over the two years thereafter, subject to the participant’s continued employment. Commencing with the 2017 OPP Plan, the two-year post-performance vesting period was replaced with a two-year mandatory holding period upon vesting. In February 2018, the Compensation Committee adopted the 2018 OPP Plan. The 2018 OPP Plan is substantially similar to the 2017 OPP Plans except for (i) the performance period beginning on January 1, 2018 and ending on December 31, 2020, (ii) the maximum bonus pool is $25.0 million, (iii) the relative comparison index is the SNL US Office REIT index, (iv) the absolute TSR hurdle will be 21% (or 7% per annum) and (v) adjusted the sliding scale low return factor so that relative TSR pool can only be reduced by 75% under this feature.

The per unit fair value of the 2018 OPP award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumption
Expected price volatility for the Company	20.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	2.37%
Dividend yield	2.90%

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended March 31,
	2018	2017
Expensed stock compensation(1)	$4,338	$3,902
Capitalized stock compensation(2)	232	199
Total stock compensation(3)	$4,570	$4,101
_________________

(1)	Amounts are recorded in general and administrative expenses in the Consolidated Statements of Operations.

(2)	Amounts are recorded in deferred leasing costs and lease intangible assets, net and investment in real estate, at cost in the Consolidated Balance Sheets.

(3)	Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership in the Consolidated Balance Sheets.

14. Earnings Per Share

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The following table reconciles the numerator and denominator in computing Hudson Pacific Properties, Inc.’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended March 31,
	2018	2017
Numerator:
Basic net income available to common stockholders	$48,577	$20,515
Effect of dilutive instruments	—	149
Diluted net income available to common stockholders	$48,577	$20,664
Denominator:
Basic weighted average common shares outstanding	155,626,055	147,950,594
Effect of dilutive instruments(1)	1,088,767	1,999,752
Diluted weighted average common shares outstanding	156,714,822	149,950,346
Basic earnings per common share	$0.31	$0.14
Diluted earnings per common share	$0.31	$0.14
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

The following table reconciles the numerator and denominator in computing Hudson Pacific Properties, L.P.’s basic and diluted earnings per unit for net income available to common unitholders:

	Three Months Ended March 31,
	2018	2017
Numerator:
Basic and diluted net income available to Hudson Pacific Properties, L.P. common unitholders	$48,754	$20,717
Denominator:
Basic weighted average common units outstanding	156,195,100	149,407,796
Effect of dilutive instruments(1)	1,088,767	927,000
Diluted weighted average common units outstanding	157,283,867	150,334,796
Basic earnings per common unit	$0.31	$0.14
Diluted earnings per common unit	$0.31	$0.14
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

15. Equity

The table below presents the effect of the Company’s derivative instruments on accumulated other comprehensive income (“OCI”):

	Hudson Pacific Properties, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2018	$13,227	$49	$13,276
Unrealized gain recognized in OCI due to change in fair value	9,507	34	9,541
Income reclassified from OCI into income (as interest expense)	(28)	—	(28)
Net change in OCI	9,479	34	9,513
Cumulative adjustment related to adoption of ASU 2017-12	230	1	231
Balance at March 31, 2018	$22,936	$84	$23,020

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

The following table summarizes the ownership of common units, excluding unvested restricted units as of:

	March 31, 2018	December 31, 2017
Company-owned common units in the operating partnership	155,626,055	155,602,508
Company’s ownership interest percentage	99.6%	99.6%
Non-controlling common units in the operating partnership(1)	569,045	569,045
Non-controlling ownership interest percentage(1)	0.4%	0.4%
_________________

(1)	Represents common units held by certain of the Company’s executive officers and directors, certain of their affiliates and other outside investors.

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

Common Stock Activity

The Company has not completed any common stock offerings in 2018.

The Company’s at-the-market, or ATM, program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three months ended March 31, 2018. A cumulative total of $20.1 million has been sold as of March 31, 2018.

Share repurchase program

On January 20, 2016, the Board authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc., which the Board has increased up to a total of $250.0 million on March 8, 2018. No share repurchases have been made as of March 31, 2018.

Dividends

During the first quarter of 2018, the Company declared dividends on its common stock and non-controlling interest in common units in the operating partnership of $0.25 per share and unit. The Company also declared dividends on its Series A preferred units of $0.3906 per unit. The first quarter dividends were paid on March 29, 2018 to stockholders and unitholders of record on March 19, 2018.

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

16. Related Party Transactions

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

17. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2018, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of March 31, 2018, the Company has outstanding letters of credit totaling approximately $2.5 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

18. Cash Flow Reconciliation

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. Pursuant to the adoption of ASU 2016-18, the Company included restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows, which resulted in a decrease of $7.2 million in the net cash provided by operating activities line item in the Consolidated Statements of Cash Flows for the three months ended March 31, 2017. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	Three Months Ended March 31,
	2018	2017
Beginning of period:
Cash and cash equivalents	$78,922	$83,015
Restricted cash	22,358	25,177
Total	$101,280	$108,192

End of period:
Cash and cash equivalents	$64,080	$115,690
Restricted cash	10,900	18,000
Total	$74,980	$133,690

19. Subsequent Events

On April 10, 2018, the Company sold its 9300 Wilshire property for $13.8 million (before credits, prorations and closings costs), which resulted in a gain on sale.

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

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. represents an update to the more detailed and comprehensive disclosures included in the 2017 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. Accordingly, you should read the following discussion in conjunction with the information included in our 2017 Annual Report on Form 10-K, as well as the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act or Section 21E of the Exchange Act, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the quarter and beyond. See “Forward-Looking Statements.”

Overview

The following table identifies the properties in our portfolio as of March 31, 2018:

Properties	Acquisition Date	Acquisition/Estimated Rentable Square Feet	Consideration Paid (in thousands)
Acquired properties:
875 Howard	2/15/2007	286,270	$—
Sunset Gower Studios	8/17/2007	545,673	—
6040 Sunset(1)	8/17/2007	114,958	—
Sunset Bronson Studios	1/30/2008	308,026	—
Del Amo	8/13/2010	113,000	27,327
9300 Wilshire(2)	8/24/2010	61,224	14,684
1455 Market(3)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan	8/19/2011	54,673	12,370
625 Second	9/1/2011	138,080	57,119
6922 Hollywood	11/22/2011	205,523	92,802
6050 Sunset & 1445 N. Beachwood	12/16/2011	20,032	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market	6/1/2012	206,199	90,871
Element LA (includes 1861 Bundy)	9/5/2012 & 9/23/2013	284,037	99,936
1455 Gordon	9/21/2012	5,921	2,385
3401 Exposition	5/22/2013	63,376	25,722
Seattle Portfolio (83 King, 505 First, Met Park North and Northview Center)	7/31/2013	844,980	368,389
Merrill Place	2/12/2014	193,153	57,034
EOP Northern California Portfolio (see table on next page for property list)	4/1/2015	6,814,621	3,282,971
Fourth & Traction(4)	5/22/2015	120,937	49,250
MaxWell(5)	8/17/2015	83,285	40,000
11601 Wilshire(6)	7/1/2016 & 6/15/2017	500,475	361,000
Hill7(7)	10/7/2016	285,680	179,800
Page Mill Hill	12/12/2016	182,676	150,000
Sunset Las Palmas Studios (includes 6666 Santa Monica)	5/1/2017 & 6/29/2017	373,150	203,200
Development properties(8):
ICON(9)	N/A	325,757	N/A
450 Alaskan(10)	N/A	170,974	N/A
CUE(11)	N/A	91,953	N/A
95 Jackson(12)	N/A	31,659	N/A
EPIC(13)	N/A	300,000	N/A
Harlow(14)	N/A	106,125	N/A
Total		14,652,303	$5,468,685
_________________

(1)	This development was completed in June 2008.

(2)	This property was classified as held for sale as of December 31, 2017 and March 31, 2018 and subsequently sold on April 10, 2018.

(3)	We have a 55% ownership interest in the consolidated joint venture that owns the 1455 Market property.

(4)	This development was completed in the second quarter of 2017.

(5)
We estimate this development will be completed in the fourth quarter of 2018 and stabilized in the second quarter of 2019. As a result of this development, the estimated rentable square footage increased to 99,090.

(6)	We acquired the building and partial interest in the land on July 1, 2016 and acquired the remaining interest in the land on June 15, 2017.

(7)	We have a 55% ownership interest in the consolidated joint venture that owns the Hill7 property.

(8)	Includes properties that were related to acquisitions that were subsequently developed by us.

(9)	The land related to this development was included in our acquisition of Sunset Bronson Studios. We completed this development in the fourth quarter of 2016.

(10)	The land related to this development was included in our acquisition of Merrill Place. We completed this development in the third quarter of 2017.

(11)	The land related to this development was included in our acquisition of Sunset Bronson Studios. We completed this development in the third quarter of 2017.

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

(14)
The land related to this development was included in our acquisition of Sunset Las Palmas Studios. We estimate this development will be completed in the first quarter of 2020 and stabilized in the fourth quarter of 2020.

The following table identifies the properties we own as of March 31, 2018 that were acquired as part of the EOP Acquisition:

Properties	Acquisition Square Feet
1740 Technology	206,876
333 Twin Dolphin	182,789
3176 Porter	42,899
3400 Hillview	207,857
555 Twin Dolphin	198,936
Campus Center	471,580
Clocktower Square	100,344
Concourse	944,386
Foothill Research Center	195,376
Gateway	609,093
Metro Center	730,215
Metro Plaza	456,921
Page Mill Center	176,245
Palo Alto Square	328,251
Peninsula Office Park	447,739
Shorebreeze	230,932
Skyport Plaza	418,086
Skyway Landing	247,173
Techmart	284,440
Towers at Shore Center	334,483
Total	6,814,621

The following table identifies the properties that were disposed through March 31, 2018:

Properties	Disposition Date	Square Feet	Sales Price(1) (in millions)
City Plaza	7/12/2013	333,922	$56.0
Tierrasanta	7/16/2014	112,300	19.5
First Financial	3/6/2015	223,679	89.0
Bay Park Plaza	9/29/2015	260,183	90.0
Bayhill Office Center	1/14/2016	554,328	215.0
Patrick Henry Drive	4/7/2016	70,520	19.0
One Bay Plaza	6/1/2016	195,739	53.4
12655 Jefferson	11/4/2016	100,756	80.0
222 Kearny	2/14/2017	148,797	51.8
3402 Pico	3/21/2017	50,687	35.0
Pinnacle I and Pinnacle II(2)	11/16/2017	623,777	350.0
Embarcadero Place	1/25/2018	197,402	136.0
2600 Campus Drive (building 6 of Peninsula Office Park)	1/31/2018	63,050	22.5
2180 Sand Hill	3/1/2018	45,613	82.5
Total(3)(4)(5)		2,980,753	$1,299.7
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	We sold our 65% ownership interest in the consolidate joint venture.

(3)	Excludes the disposition of 45% interest in 1455 Market office property on January 7, 2015.

(4)	Excludes our sale of an option to acquire land at 9300 Culver on December 6, 2016.

(5)	Excludes our sale of 9300 Wilshire that was sold on April 10, 2018.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in Part I, Item 1 of this Quarterly Report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•
Same-Store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2017 and still owned and included in the stabilized portfolio as of March 31, 2018;

•
Non-Same-Store properties, which includes held for sale properties, development projects, redevelopment properties and lease-up properties as of March 31, 2018 and other properties not owned or not in operation from January 1, 2017 through March 31, 2018.

The following table reconciles net income to NOI:

	Three Months Ended March 31,
	2018	2017	Dollar Change	Percent Change
Net income	$52,563	$24,153	$28,410	117.6%
Adjustments:
Interest expense	20,503	21,930	(1,427)	(6.5)
Interest income	(9)	(30)	21	(70.0)
Unrealized gain on ineffective portion of derivatives	—	(6)	6	(100.0)
Transaction-related expenses	118	—	118	100.0
Other income	(404)	(678)	274	(40.4)
Gains on sale of real estate	(37,674)	(16,866)	(20,808)	123.4
Income from operations	35,097	28,503	6,594	23.1
Adjustments:
General and administrative	15,564	13,810	1,754	12.7
Depreciation and amortization	60,553	70,767	(10,214)	(14.4)
NOI	$111,214	$113,080	$(1,866)	(1.7)%

Same-Store NOI	$73,020	$70,619	$2,401	3.4%
Non-Same-Store NOI	38,194	42,461	(4,267)	(10.0)
NOI	$111,214	$113,080	$(1,866)	(1.7)%

The following table summarizes certain statistics of our Same-Store Office and Studio properties:

	Three Months Ended March 31,
	2018	2017
Same-Store Office statistics:
Number of properties	29	29
Rentable square feet	7,308,513	7,308,513
Ending % leased	94.2%	95.6%
Ending % occupied	93.1%	95.2%
Average % occupied for the period	92.6%	95.1%
Average annual rental rate per square foot	$45.10	$41.40

Same-Store Studio statistics:
Number of properties	2	2
Rentable square feet	873,002	873,002
Average % occupied for the period	90.2%	90.3%

The following table gives further detail on our NOI:

	Three Months Ended March 31,
	2018			2017
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$79,525	$50,557	$130,082	$76,917	$56,599	$133,516
Tenant recoveries	15,565	5,339	20,904	11,193	6,208	17,401
Parking and other	3,327	2,219	5,546	3,041	2,858	5,899
Total Office revenues	98,417	58,115	156,532	91,151	65,665	156,816

Studio
Rental	7,531	2,852	10,383	6,685	—	6,685
Tenant recoveries	247	107	354	665	—	665
Other property-related revenue	4,071	2,364	6,435	4,042	—	4,042
Other	414	—	414	77	—	77
Total Studio revenues	12,263	5,323	17,586	11,469	—	11,469

Total revenues	110,680	63,438	174,118	102,620	65,665	168,285

Operating Expenses
Office operating expenses	31,270	21,970	53,240	24,750	23,204	47,954
Studio operating expenses	6,390	3,274	9,664	7,251	—	7,251
Total operating expenses	37,660	25,244	62,904	32,001	23,204	55,205

Office NOI	67,147	36,145	103,292	66,401	42,461	108,862
Studio NOI	5,873	2,049	7,922	4,218	—	4,218
NOI	$73,020	$38,194	$111,214	$70,619	$42,461	$113,080

The following table gives further detail on our change in NOI:

	Three Months Ended March 31, 2018 as compared to Three Months Ended March 31, 2017
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$2,608	3.4%	$(6,042)	(10.7)%	$(3,434)	(2.6)%
Tenant recoveries	4,372	39.1	(869)	(14.0)	3,503	20.1
Parking and other	286	9.4	(639)	(22.4)	(353)	(6.0)
Total Office revenues	7,266	8.0	(7,550)	(11.5)	(284)	(0.2)

Studio
Rental	846	12.7	2,852	100.0	3,698	55.3
Tenant recoveries	(418)	(62.9)	107	100.0	(311)	(46.8)
Other property-related revenue	29	0.7	2,364	100.0	2,393	59.2
Other	337	437.7	—	100.0	337	437.7
Total Studio revenues	794	6.9	5,323	100.0	6,117	53.3

Total revenues	8,060	7.9	(2,227)	(3.4)	5,833	3.5

Operating expenses
Office operating expenses	6,520	26.3	(1,234)	(5.3)	5,286	11.0
Studio operating expenses	(861)	(11.9)	3,274	100.0	2,413	33.3
Total operating expenses	5,659	17.7	2,040	8.8	7,699	13.9

Office NOI	746	1.1	(6,316)	(14.9)	(5,570)	(5.1)
Studio NOI	1,655	39.2	2,049	100.0	3,704	87.8
NOI	$2,401	3.4%	$(4,267)	(10.0)%	$(1,866)	(1.7)%

NOI decreased $1.9 million, or 1.7%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily resulting from:

•
$746 thousand, or 1.1%, increase in NOI from our Same-Store Office properties resulting primarily from increased rental revenues relating to leases signed at our Rincon Center (Google LLC) and 875 Howard (Glu Mobile, Inc. and Snap, Inc.) properties at a higher rate than expiring leases, offset by lease expirations at our Foothill Research Center (Robert Bosch) and Clocktower Square (K&L Gates) properties. Tenant recoveries and Office operating expenses increased primarily due to property tax adjustments recorded in 2017 for our Rincon Center property. In addition, office operating expenses increased due to ground rent expense at our 3400 Hillview property.

•
$6.3 million, or 14.9%, decrease in NOI from our Non-Same-Store Office properties resulting primarily from our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018) and 2180 Sand Hill (March 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s leases at our ICON and CUE properties and lease-up at our 604 Arizona (ZipRecruiter) redevelopment property, our 450 Alaskan (Saltchuk Resources) development property and Hill7 (WeWork) property.

•
$1.7 million, or 39.2%, increase in NOI from our Same-Store Studio properties resulting primarily from higher rental revenues, partially offset by lower operating expenses. The increase was primarily a result of higher rental rates at our Sunset Gower Studios and Sunset Bronson Studios, partially offset by lower operating expenses due to decreased utility expenses, administrative expenses and bad debt expenses.

•	$2.0 million, or 100.0%, increase in NOI from our Non-Same-Store Studio property resulting from our acquisition of Sunset Las Palmas Studios in May 2017.

Office NOI

Same-Store

Same-Store Office rental revenues increased $2.6 million, or 3.4%, to $79.5 million for the three months ended March 31, 2018 compared to $76.9 million for the three months ended March 31, 2017. The increase was primarily due to leases signed at our Rincon Center (Google LLC) and 875 Howard (Glu Mobile, Inc. and Snap, Inc.) properties at a higher rate than expiring leases, partially offset by lease expirations at our Foothill Research Center (Robert Bosch) and Clocktower Square (K&L Gates) properties.

Same-Store Office tenant recoveries increased $4.4 million, or 39.1%, to $15.6 million for three months ended March 31, 2018 compared to $11.2 million for the three months ended March 31, 2017. The increase was primarily due to property tax recovery adjustments recorded in 2017 for our Rincon Center property.

Same-Store Office parking and other revenues of $3.3 million for the three months ended March 31, 2018 remained relatively flat as compared to $3.0 million for the three months ended March 31, 2017.

Same-Store Office operating expenses increased $6.5 million, or 26.3%, to $31.3 million for the three months ended March 31, 2018 compared to $24.8 million for the three months ended March 31, 2017. The change was primarily due to property tax adjustments recorded in 2017 for our Rincon Center property and increased ground rent expense at our 3400 Hillview property.

Non-Same-Store

Non-Same-Store Office rental revenues decreased by $6.0 million, or 10.7%, to $50.6 million for the three months ended March 31, 2018 compared to $56.6 million for the three months ended March 31, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018) and 2180 Sand Hill (March 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s leases at our ICON and CUE properties and lease-up at our 604 Arizona (ZipRecruiter) redevelopment property and our 450 Alaskan (Saltchuk Resources) development property.

Non-Same-Store Office tenant recoveries decreased $0.9 million, or 14.0%, to $5.3 million for the three months ended March 31, 2018 compared to $6.2 million for the three months ended March 31, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018) and 2180 Sand Hill (March 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s lease at our ICON property and lease-up at our 450 Alaskan (Saltchuk Resources) development property and Hill7 (WeWork) property.

Non-Same-Store Office parking and other revenues of $2.2 million for the three months ended March 31, 2018 remained relatively flat as compared to $2.9 million for the three months ended March 31, 2017.

Non-Same-Store Office operating expenses decreased by $1.2 million, or 5.3%, to $22.0 million for the three months ended March 31, 2018 compared to $23.2 million for the three months ended March 31, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018) and 2180 Sand Hill (March 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s lease at our ICON property and lease-up at our 450 Alaskan (Saltchuk Resources) development property.
Studio NOI

Same-Store

Same-Store Studio rental revenues, tenant recoveries and other property-related revenues increased by $0.8 million or 6.9% to $12.3 million for the three months ended March 31, 2018. The increase was primarily attributable to an increase in rental revenues by $0.8 million, or 12.7%, to $7.5 million for the three months ended March 31, 2018 compared to $6.7 million for the three months ended March 31, 2017. Tenant recoveries of $0.2 million for the three months ended March 31, 2018 remained relatively flat as compared to $0.7 million for the three months ended March 31, 2017. Other property-related revenues of $4.1 million for the three months ended March 31, 2018 remained relatively flat as compared to $4.0 million for the three months ended March 31, 2017. The increase was primarily due to higher rental rates at our Sunset Gower Studios and Sunset Bronson Studios.

Same-Store Studio operating expenses decreased $0.9 million, or 11.9%, to $6.4 million for the three months ended March 31, 2018 compared to $7.3 million for the three months ended March 31, 2017. The decrease is primarily due to decreased utility expenses, administrative expenses and bad debt expenses.

Non-Same-Store

Non-Same-Store Studio revenues were $5.3 million for the three months ended March 31, 2018. Non-Same-Store Studio operating expenses were $3.3 million for the three months ended March 31, 2018. We acquired Sunset Las Palmas Studios in May 2017, which caused the increase in revenues and expenses.

Other Expenses (Income)

Interest expense decreased $1.4 million, or 6.5%, to $20.5 million for the three months ended March 31, 2018 compared to $21.9 million for the three months ended March 31, 2017. We had notes payable of $2.26 billion at March 31, 2018 compared to $2.43 billion at March 31, 2017. The decrease was primarily attributable to lower debt outstanding due to debt relief associated with the sale of our Pinnacle I and Pinnacle II properties (November 2017) and repayment of debt relating to our Rincon Center property (February 2018). Additionally, we entered into an amended and restated credit agreement in March 2018, which resulted in reduced interest rates. Furthermore, capitalized interest increased primarily due to the Campus Center redevelopment.

Gains on sale of real estate increased $20.8 million, 123.4%, to $37.7 million during the three months ended March 31, 2018 as compared to $16.9 million for the three months ended March 31, 2017. The increase resulted from the sale of Embarcadero Place (January 2018), 2600 Campus Drive (January 2018) and 2180 Sandhill (March 2018) properties in comparison to the prior year in which we sold our 222 Kearny (February 2017) and 3402 Pico (March 2017) properties.

Other income of $404 thousand for the three months ended March 31, 2018 remained relatively flat as compared to $678 thousand for the three months ended March 31, 2017.

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $1.8 million, or 12.7%, to $15.6 million for the three months ended March 31, 2018 compared to $13.8 million for the three months ended March 31, 2017. The change was primarily attributable to the adoption of the 2018 OPP Plan, increased staffing to meet operational needs and increased investor relations costs.

Depreciation and amortization expense decreased $10.2 million, or 14.4%, to $60.6 million for the three months ended March 31, 2018 compared to $70.8 million for the three months ended March 31, 2017. The decrease was primarily related to the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018) and 2180 Sandhill (March 2018) properties. The remaining decrease is associated with in-place lease intangibles that were fully amortized in 2017 and reduced depreciation related to our Campus Center property, which was taken off-line for redevelopment. The decrease was partially offset by increases in depreciation associated with the acquisition of Sunset Las Palmas Studios in May 2017 and recently completed development properties.

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

Liquidity Sources

We had $64.1 million of cash and cash equivalents at March 31, 2018. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through March 31, 2018. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of March 31, 2018, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, $20.0 million of which had been drawn. As of March 31, 2018, we had total borrowing capacity, subject to lender required submissions, of $257.0 million under our construction loan secured by our Sunset Gower Studios and Sunset Bronson Studios properties, $5.0 million of which had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

Our ratio of debt to total market capitalization was approximately 30.6% (counting Series A preferred units as debt) as of March 31, 2018.

March 31, 2018
Notes payable(1)	$2,260,782
Series A preferred units	10,177
Common equity capitalization(2)	5,150,698
Total market capitalization	$7,421,657
Series A preferred units & debt/total market capitalization	30.6%
_____________

(1)	Notes payable excludes unamortized deferred financing costs and loan discount.

(2)
Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding and dilutive shares multiplied by $32.53, which is the closing price of our stock, as reported by the NYSE, as of March 31, 2018.

The following table sets forth information with respect to our outstanding indebtedness:

	March 31, 2018	December 31, 2017	Interest Rate(1)	Contractual Maturity Date
UNSECURED NOTES PAYABLE
Unsecured Revolving Credit Facility(2)(3)	$20,000	$100,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term Loan A(2)(5)	300,000	300,000	LIBOR + 1.20% to 1.70%	4/1/2020	(6)
Term Loan C(2)	75,000	75,000	LIBOR + 1.30% to 2.20%	11/17/2020
Term Loan B(2)(7)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term Loan D(2)(8)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A Notes	110,000	110,000	4.34%	1/2/2023
Series E Notes	50,000	50,000	3.66%	9/15/2023
Series B Notes	259,000	259,000	4.69%	12/16/2025
Series D Notes	150,000	150,000	3.98%	7/6/2026
Registered Senior Notes(9)	400,000	400,000	3.95%	11/1/2027
Series C Notes	56,000	56,000	4.79%	12/16/2027
TOTAL UNSECURED NOTES PAYABLE	1,895,000	1,975,000

SECURED NOTES PAYABLE
Sunset Gower Studios/Sunset Bronson Studios(10)	5,001	5,001	LIBOR + 2.25%	3/4/2019	(4)
Met Park North(11)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(12)	27,281	27,418	5.32%	3/11/2022
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Rincon Center	—	98,392	5.13%	N/A
TOTAL SECURED NOTES PAYABLE	365,782	464,311
TOTAL NOTES PAYABLE	2,260,782	2,439,311
Unamortized deferred financing costs and loan discounts(14)	(20,094)	(17,931)
TOTAL NOTES PAYABLE, NET	$2,240,688	$2,421,380
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2018, which may be different than the interest rates as of December 31, 2017 for corresponding indebtedness.

(2)
We have an option to make an irrevocable election to change the interest rate depending on our credit rating or a specified base rate plus an applicable margin. As of March 31, 2018, no such election had been made.

(3)	We have a total capacity of $600.0 million under our unsecured revolving credit facility.

(4)	The maturity date may be extended once for an additional one-year term.

(5)
The outstanding balance of the term loan was effectively fixed at 2.56% to 3.06% per annum through the use of two interest rate swaps. See Part I, Item 1 “Note 9 to our Consolidated Financial Statements—Derivatives” for details.

(6)	The maturity date may be extended twice, each time for an additional one-year term.

(7)
The outstanding balance of the term loan was effectively fixed at 2.96% to 3.46% per annum through the use of two interest rate swaps. See Part I, Item 1 “Note 9 to our Consolidated Financial Statements—Derivatives” for details.

(8)
The outstanding balance of the term loan was effectively fixed at 2.63% to 3.13% per annum through the use of an interest rate swap. See Part I, Item 1 “Note 9 to our Consolidated Financial Statements—Derivatives” for details.

(9)	On October 2, 2017, we completed an underwritten public offering of $400.0 million of senior notes, which were issued at 99.815% of par.

(10)	We have the ability to draw up to $257.0 million under our construction loan, subject to lender required submissions.

(11)
This loan bears interest only. Interest on the full loan amount was effectively fixed at 3.71% per annum through the use of an interest rate swap. See Part I, Item 1 “Note 9 to our Consolidated Financial Statements—Derivatives” for details.

(12)	Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

(13)
We own 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.

(14)	Excludes deferred financing costs related to establishing our unsecured revolving credit facility.

The operating partnership was in compliance with its financial covenants as of March 31, 2018.

Liquidity Uses

Contractual Obligations

During the three months ended March 31, 2018, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2017 Annual Report on Form 10-K. See Part I, Item 1 “Note 8 to our Consolidated Financial Statements—Notes Payable, net” for information regarding our minimum future principal payments due on our note payables. See Part I, Item 1 “Note 11 to our Consolidated Financial Statements—Future Minimum Lease Payments” for information regarding our future minimum ground lease payments.

Cash Flows

A comparison of our cash flow activity is as follows:

	Three Months Ended March 31,
	2018	2017	Dollar Change	Percent Change
Net cash provided by operating activities	$64,447	$85,720	$(21,273)	(24.8)%
Net cash provided by (used in) investing activities	133,492	(51,912)	185,404	357.2
Net cash used in financing activities	(224,239)	(8,310)	(215,929)	2,598.4

Cash and cash equivalents and restricted cash were $75.0 million and $101.3 million at March 31, 2018 and December 31, 2017, respectively.

Operating Activities

Net cash provided by operating activities decreased by $21.3 million, or 24.8%, to $64.4 million for the three months ended March 31, 2018 compared to $85.7 million for the three months ended March 31, 2017. The change resulted primarily from a decrease in cash NOI, as defined, from our Office and Studio properties, driven by lower cash rents due to the sale of our Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2600 Campus Drive (January 2018) and 2180 Sand Hill (March 2018) properties and redevelopment at our Campus Center property. The decrease was partially offset by higher cash NOI related to the commencement of Netflix, Inc.’s lease at our ICON, our 450 Alaskan (Saltchuk Resources) development project, and Sunset Las Palmas Studios.

Investing Activities

Net cash provided by investing activities increased by $185.4 million, or 357.2%, to $133.5 million for the three months ended March 31, 2018 compared to net cash used in investing activities of $51.9 million for the three months ended March 31, 2017. The increase resulted primarily from an increase in proceeds from sales of real estate properties and decrease in cash used for deposit for acquisitions, partially offset by an increase in cash used for additions to investment in real estate.

Financing Activities

Net cash used in financing activities increased by $215.9 million, or 2,598.4%, to $224.2 million for the three months ended March 31, 2018 compared to $8.3 million for the three months ended March 31, 2017. The change resulted primarily from a reduction in proceeds from sale of stock, partially offset by repurchases of common units in our operating partnership and increase in proceeds from notes payable.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the assignment of the purchase price of an acquired property among land, buildings, improvements, equipment and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties. These determinations, even though inherently subjective and prone to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2017 Annual Report on Form 10-K. We have not made any material changes to these policies during the periods covered by this Report.

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

The following table presents a reconciliation of net income to FFO:

	Three Months Ended March 31,
	2018	2017
Net income	$52,563	$24,153
Adjustments:
Depreciation and amortization of real estate assets	60,069	70,294
Gains on sale of real estate	(37,674)	(16,866)
FFO attributable to non-controlling interests	(5,331)	(5,507)
Net income attributable to preferred units	(159)	(159)
FFO to common stockholders and unitholders	$69,468	$71,915

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2017 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2018 to the information provided in Part II, Item 7A, of our 2017 Annual Report on Form 10-K.

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

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our 2017 Annual Report on Form 10-K. Please review the Risk Factors set forth in our 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent Sales of Unregistered Securities:

During the first quarter of 2018, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the first quarter of 2018, the Company issued an aggregate of 43,900 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 20,353 shares of common stock were forfeited to the Company in connection with tax withholding obligations for a net issuance of 23,547 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the first quarter of 2018, our operating partnership issued an aggregate of 43,900 common units to the Company.

All other issuances of unregistered equity securities of our operating partnership during the first quarter of 2018 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with over $6.45 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

During the three months ended March 31, 2018, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Plan.

The following table summarizes all of the repurchases of the Company equity securities during the first quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1 - January 31, 2018	20,353	$34.25	N/A	N/A
February 1 - February 28, 2018	—	—	N/A	N/A
March 1 - March 31, 2018	—	—	N/A	N/A
Total	20,353	$34.25	N/A	N/A
_____________

(1)	The price paid per share is based on the closing price of our common stock, as reported by the NYSE, as of the date of the determination of the statutory federal tax income.

The following table summarizes all of the repurchases of operating partnership equity securities during the first quarter of 2018:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)	Total Number Of Units Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Units That May Yet Be Purchased Under The Plans Or Programs
January 1 - January 31, 2018	20,353	$34.25	N/A	N/A
February 1 - February 28, 2018	—	—	N/A	N/A
March 1 - March 31, 2018	—	—	N/A	N/A
Total	20,353	$34.25	N/A	N/A
_____________

(1)	The price paid per unit is based on the closing price of our common stock, as reported by the NYSE, as of the date of the determination of the statutory federal tax income.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	10-K	001-34789	10.1	February 26, 2016
3.4	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
10.1	Third Amended and Restated Credit Agreement, dated as of March 13, 2018, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-34789	10.1	March 19, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

____________

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 4, 2018	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 4, 2018	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 4, 2018	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 4, 2018	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)