Form 10-Q
period 2018-06-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2018-08-02
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at August 1, 2018 was 156,705,128.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of June 30, 2018, Hudson Pacific Properties, Inc. owned approximately 99.6% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. The remaining approximately 0.4% of outstanding common units at June 30, 2018 were owned by certain of our executive officers and directors, certain of their affiliates and other outside investors. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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
To help investors understand the significant differences between our Company and our operating partnership, this report presents the consolidated financial statements and Note 14, earnings per share, separately for our Company and our operating partnership. All other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented together for our Company and our operating partnership.
In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that our Company and our operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act and 18 U.S.C. §1350, this report also includes separate Part I, Item 4 “Controls and

Procedures” sections and separate Exhibit 31 and 32 certifications for each of Hudson Pacific Properties, Inc. and our operating partnership.

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Investment in real estate, at cost	$6,418,882	$6,219,361
Accumulated depreciation and amortization	(601,535)	(521,370)
Investment in real estate, net	5,817,347	5,697,991
Cash and cash equivalents	57,515	78,922
Restricted cash	8,472	22,358
Accounts receivable, net	6,615	4,234
Straight-line rent receivables, net	124,083	106,466
Deferred leasing costs and lease intangible assets, net	236,582	239,029
Prepaid expenses and other assets, net	107,549	61,139
Assets associated with real estate held for sale	201,011	411,931
TOTAL ASSETS	$6,559,174	$6,622,070

LIABILITIES AND EQUITY
Notes payable, net	$2,361,749	$2,421,380
Accounts payable and accrued liabilities	151,697	162,081
Lease intangible liabilities, net	41,729	49,540
Security deposits and prepaid rent	64,582	62,760
Derivative liabilities	—	265
Liabilities associated with real estate held for sale	3,554	4,903
TOTAL LIABILITIES	2,623,311	2,700,929
Redeemable non-controlling interest	9,815	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 155,647,733 shares and 155,602,508 shares outstanding at June 30, 2018 and December 31, 2017, respectively	1,556	1,556
Additional paid-in capital	3,615,833	3,622,988
Accumulated other comprehensive income	26,407	13,227
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,643,796	3,637,771
Non-controlling interest—members in consolidated entities	265,695	258,602
Non-controlling interest—units in the operating partnership	16,557	14,591
TOTAL EQUITY	3,926,048	3,910,964
TOTAL LIABILITIES AND EQUITY	$6,559,174	$6,622,070

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Office
Rental	$129,732	$133,602	$259,814	$267,118
Tenant recoveries	21,960	25,038	42,864	42,439
Parking and other	6,858	8,212	12,404	14,111
Total Office revenues	158,550	166,852	315,082	323,668
Studio
Rental	10,708	9,105	21,091	15,790
Tenant recoveries	500	129	854	794
Other property-related revenue	5,301	4,361	11,736	8,403
Other	110	53	524	130
Total Studio revenues	16,619	13,648	34,205	25,117
TOTAL REVENUES	175,169	180,500	349,287	348,785
OPERATING EXPENSES
Office operating expenses	53,940	55,468	107,180	103,422
Studio operating expenses	8,539	7,003	18,203	14,254
General and administrative	16,203	14,506	31,767	28,316
Depreciation and amortization	60,706	75,415	121,259	146,182
TOTAL OPERATING EXPENSES	139,388	152,392	278,409	292,174
INCOME FROM OPERATIONS	35,781	28,108	70,878	56,611
OTHER EXPENSE (INCOME)
Interest expense	19,331	21,695	39,834	43,625
Interest income	(66)	(16)	(75)	(46)
Unrealized loss on ineffective portion of derivatives	—	51	—	45
Unrealized gain on non-real estate investment	(928)	—	(928)	—
Transaction-related expenses	—	—	118	—
Other income	(319)	(576)	(723)	(1,254)
TOTAL OTHER EXPENSES	18,018	21,154	38,226	42,370
INCOME BEFORE GAINS ON SALE OF REAL ESTATE	17,763	6,954	32,652	14,241
Gains on sale of real estate	1,928	—	39,602	16,866
NET INCOME	19,691	6,954	72,254	31,107
Net income attributable to preferred units	(153)	(159)	(312)	(318)
Net income attributable to participating securities	(110)	(255)	(437)	(495)
Net income attributable to non-controlling interest in consolidated entities	(3,167)	(2,974)	(6,490)	(6,011)
Net income attributable to non-controlling interest in the operating partnership	(59)	(13)	(236)	(215)
Net income attributable to Hudson Pacific Properties, Inc. common stockholders	$16,202	$3,553	$64,779	$24,068
Basic and diluted per share amounts:
Net income attributable to common stockholders—basic	$0.10	$0.02	$0.42	$0.16
Net income attributable to common stockholders—diluted	$0.10	$0.02	$0.41	$0.16
Weighted average shares of common stock outstanding—basic	155,636,636	155,290,559	155,631,375	151,640,853
Weighted average shares of common stock outstanding—diluted	156,590,227	156,095,603	156,563,966	152,431,897
Dividends declared per share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$19,691	$6,954	$72,254	$31,107
Other comprehensive income (loss): change in fair value of derivatives	3,484	(2,760)	12,997	104
Comprehensive income	23,175	4,194	85,251	31,211
Comprehensive income attributable to preferred units	(153)	(159)	(312)	(318)
Comprehensive income attributable to participating securities	(133)	(255)	(524)	(495)
Comprehensive income attributable to non-controlling interest in consolidated entities	(3,167)	(2,974)	(6,490)	(6,011)
Comprehensive income attributable to non-controlling interest in the operating partnership	(72)	(3)	(283)	(233)
Comprehensive income attributable to Hudson Pacific Properties, Inc. common stockholders	$19,650	$803	$77,642	$24,154

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interest—Units in the Operating Partnership	Non-controlling Interest—Members in Consolidated Entities	Total Equity
Balance at January 1, 2017	136,492,235	$1,364	$3,109,394	$(16,971)	$9,496	$294,859	$304,608	$3,702,750
Contributions	—	—	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	18,656,575	187	647,195	—	—	—	—	647,382
Issuance of unrestricted stock	917,086	9	(9)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(463,388)	(4)	(16,037)	—	—	—	—	(16,041)
Declared dividend	—	—	(106,269)	(51,619)	—	(656)	—	(158,544)
Amortization of stock-based compensation	—	—	13,249	—	—	2,666	—	15,915
Net income	—	—	—	68,590	—	375	24,960	93,925
Change in fair value of derivatives	—	—	—	—	7,353	45	—	7,398
Redemption of common units in the operating partnership	—	—	(24,535)	—	(3,622)	(282,698)	—	(310,855)
Balance at December 31, 2017	155,602,508	1,556	3,622,988	—	13,227	14,591	258,602	3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	—	—	(231)	230	1	—	—
Contributions	—	—	—	—	—	—	2,691	2,691
Distributions	—	—	—	—	—	—	(2,088)	(2,088)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	—	—	(207)	—	—	—	—	(207)
Issuance of unrestricted stock	65,578	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding	(20,353)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	(13,364)	(64,985)	—	(356)	—	(78,705)
Amortization of stock-based compensation	—	—	7,109	—	—	2,038	—	9,147
Net income	—	—	—	65,216	—	236	6,490	71,942
Change in fair value of derivatives	—	—	—	—	12,950	47	—	12,997
Balance at June 30, 2018	155,647,733	$1,556	$3,615,833	$—	$26,407	$16,557	$265,695	$3,926,048

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,254	$31,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,259	146,182
Non-cash portion of interest expense	3,093	2,373
Amortization of stock-based compensation	8,627	7,788
Straight-line rents	(17,879)	(5,781)
Straight-line rent expenses	262	160
Amortization of above- and below-market leases, net	(7,042)	(10,405)
Amortization of above- and below-market ground lease, net	1,216	1,470
Amortization of lease incentive costs	687	758
Other non-cash adjustments(1)	(114)	(30)
Gains on sale of real estate	(39,602)	(16,866)
Change in operating assets and liabilities:
Accounts receivable	(3,057)	3,177
Deferred leasing costs and lease intangibles	(21,835)	(15,216)
Prepaid expenses and other assets	(3,250)	(5,873)
Accounts payable and accrued liabilities	(12,666)	6,304
Security deposits and prepaid rent	566	(4,112)
Net cash provided by operating activities	102,519	141,036
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(185,031)	(147,476)
Property acquisitions	(30,166)	(257,734)
Proceeds from sale of real estate	250,199	81,707
Distributions from unconsolidated entity	—	14,893
Contributions to unconsolidated entity	—	(1,071)
Deposits for property acquisitions	(27,500)	—
Net cash provided by (used in) investing activities	7,502	(309,681)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	250,000	230,000
Payments of notes payable	(308,660)	(321,270)
Proceeds from issuance of common stock, net	(207)	647,509
Payment for redemption of common units in the operating partnership	—	(310,855)
Redemption of series A preferred units	(362)	—
Distributions paid to common stock and unitholders	(78,705)	(79,163)
Distributions paid to preferred unitholders	(312)	(318)
Contributions from non-controlling member in consolidated entities	2,691	3,870
Distributions to non-controlling member in consolidated entities	(2,088)	(14,591)
Payments to satisfy tax withholding	(693)	(4,203)
Payments of loan costs	(6,978)	—
Net cash (used in) provided by financing activities	(145,314)	150,979
Net decrease in cash and cash equivalents and restricted cash	(35,293)	(17,666)
Cash and cash equivalents and restricted cash—beginning of period	101,280	108,192
Cash and cash equivalents and restricted cash—end of period	$65,987	$90,526
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$39,042	$42,462
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for real estate investments	$(2,460)	$(3,427)
Reclassification of investment in unconsolidated entities for real estate investments	$—	$7,835
_____________

(1)	Represents bad debt expense/recovery, unrealized loss/gain on ineffective portion of derivatives and unrealized loss/gain on non-real estate investment.

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Investment in real estate, at cost	$6,418,882	$6,219,361
Accumulated depreciation and amortization	(601,535)	(521,370)
Investment in real estate, net	5,817,347	5,697,991
Cash and cash equivalents	57,515	78,922
Restricted cash	8,472	22,358
Accounts receivable, net	6,615	4,234
Straight-line rent receivables, net	124,083	106,466
Deferred leasing costs and lease intangible assets, net	236,582	239,029
Prepaid expenses and other assets, net	107,549	61,139
Assets associated with real estate held for sale	201,011	411,931
TOTAL ASSETS	$6,559,174	$6,622,070

LIABILITIES
Notes payable, net	$2,361,749	$2,421,380
Accounts payable and accrued liabilities	151,697	162,081
Lease intangible liabilities, net	41,729	49,540
Security deposits and prepaid rent	64,582	62,760
Derivative liabilities	—	265
Liabilities associated with real estate held for sale	3,554	4,903
TOTAL LIABILITIES	2,623,311	2,700,929
Redeemable non-controlling interest	9,815	10,177
CAPITAL
Hudson Pacific Properties, L.P. partners’ capital:
Common units, 156,216,778 and 156,171,553 issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	3,633,849	3,639,086
Accumulated other comprehensive income	26,504	13,276
Total Hudson Pacific Properties, L.P. partners’ capital	3,660,353	3,652,362
Non-controlling interest—members in consolidated entities	265,695	258,602
TOTAL CAPITAL	3,926,048	3,910,964
TOTAL LIABILITIES AND CAPITAL	$6,559,174	$6,622,070

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Office
Rental	$129,732	$133,602	$259,814	$267,118
Tenant recoveries	21,960	25,038	42,864	42,439
Parking and other	6,858	8,212	12,404	14,111
Total Office revenues	158,550	166,852	315,082	323,668
Studio
Rental	10,708	9,105	21,091	15,790
Tenant recoveries	500	129	854	794
Other property-related revenue	5,301	4,361	11,736	8,403
Other	110	53	524	130
Total Studio revenues	16,619	13,648	34,205	25,117
TOTAL REVENUES	175,169	180,500	349,287	348,785
OPERATING EXPENSES
Office operating expenses	53,940	55,468	107,180	103,422
Studio operating expenses	8,539	7,003	18,203	14,254
General and administrative	16,203	14,506	31,767	28,316
Depreciation and amortization	60,706	75,415	121,259	146,182
TOTAL OPERATING EXPENSES	139,388	152,392	278,409	292,174
INCOME FROM OPERATIONS	35,781	28,108	70,878	56,611
OTHER EXPENSE (INCOME)
Interest expense	19,331	21,695	39,834	43,625
Interest income	(66)	(16)	(75)	(46)
Unrealized loss on ineffective portion of derivatives	—	51	—	45
Unrealized gain on non-real estate investment	(928)	—	(928)	—
Transaction-related expenses	—	—	118	—
Other income	(319)	(576)	(723)	(1,254)
TOTAL OTHER EXPENSES	18,018	21,154	38,226	42,370
INCOME BEFORE GAINS ON SALE OF REAL ESTATE	17,763	6,954	32,652	14,241
Gains on sale of real estate	1,928	—	39,602	16,866
NET INCOME	19,691	6,954	72,254	31,107
Net income attributable to non-controlling interest in consolidated entities	(3,167)	(2,974)	(6,490)	(6,011)
Net income attributable to Hudson Pacific Properties, L.P.	16,524	3,980	65,764	25,096
Net income attributable to preferred units	(153)	(159)	(312)	(318)
Net income attributable to participating securities	(110)	(255)	(437)	(495)
Net income available to common unitholders	$16,261	$3,566	$65,015	$24,283
Basic and diluted per unit amounts:
Net income attributable to common unitholders—basic	$0.10	$0.02	$0.42	$0.16
Net income attributable to common unitholders—diluted	$0.10	$0.02	$0.41	$0.16
Weighted average shares of common units outstanding—basic	156,205,681	155,859,604	156,198,825	152,647,055
Weighted average shares of common units outstanding—diluted	157,159,272	156,664,648	157,131,416	153,438,100
Dividends declared per unit	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$19,691	$6,954	$72,254	$31,107
Other comprehensive income (loss): change in fair value of derivatives	3,484	(2,760)	12,997	104
Comprehensive income	23,175	4,194	85,251	31,211
Comprehensive income attributable to preferred units	(153)	(159)	(312)	(318)
Comprehensive income attributable to participating securities	(133)	(255)	(524)	(495)
Comprehensive income attributable to non-controlling interest in consolidated entities	(3,167)	(2,974)	(6,490)	(6,011)
Comprehensive income attributable to Hudson Pacific Properties, L.P. partners’ capital	$19,722	$806	$77,925	$24,387

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Income	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at January 1, 2017	145,942,855	$3,392,264	$5,878	$3,398,142	$304,608	$3,702,750
Contributions	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	18,656,575	647,382	—	647,382	—	647,382
Issuance of unrestricted units	917,086	—	—	—	—	—
Units withheld to satisfy tax withholding	(463,388)	(16,041)	—	(16,041)	—	(16,041)
Declared distributions	—	(158,544)	—	(158,544)	—	(158,544)
Amortization of unit-based compensation	—	15,915	—	15,915	—	15,915
Net income	—	68,965	—	68,965	24,960	93,925
Change in fair value of derivatives	—	—	7,398	7,398	—	7,398
Redemption of common units	(8,881,575)	(310,855)	—	(310,855)	—	(310,855)
Balance at December 31, 2017	156,171,553	3,639,086	13,276	3,652,362	258,602	3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	(231)	231	—	—	—
Contributions	—	—	—	—	2,691	2,691
Distributions	—	—	—	—	(2,088)	(2,088)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	(207)	—	(207)	—	(207)
Issuance of unrestricted units	65,578	—	—	—	—	—
Units withheld to satisfy tax withholding	(20,353)	(693)	—	(693)	—	(693)
Declared distributions	—	(78,705)	—	(78,705)	—	(78,705)
Amortization of unit-based compensation	—	9,147	—	9,147	—	9,147
Net income	—	65,452	—	65,452	6,490	71,942
Change in fair value of derivatives	—	—	12,997	12,997	—	12,997
Balance at June 30, 2018	156,216,778	$3,633,849	$26,504	$3,660,353	$265,695	$3,926,048

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,254	$31,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,259	146,182
Non-cash portion of interest expense	3,093	2,373
Amortization of unit-based compensation	8,627	7,788
Straight-line rents	(17,879)	(5,781)
Straight-line rent expenses	262	160
Amortization of above- and below-market leases, net	(7,042)	(10,405)
Amortization of above- and below-market ground lease, net	1,216	1,470
Amortization of lease incentive costs	687	758
Other non-cash adjustments(1)	(114)	(30)
Gains on sale of real estate	(39,602)	(16,866)
Change in operating assets and liabilities:
Accounts receivable	(3,057)	3,177
Deferred leasing costs and lease intangibles	(21,835)	(15,216)
Prepaid expenses and other assets	(3,250)	(5,873)
Accounts payable and accrued liabilities	(12,666)	6,304
Security deposits and prepaid rent	566	(4,112)
Net cash provided by operating activities	102,519	141,036
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(185,031)	(147,476)
Property acquisitions	(30,166)	(257,734)
Proceeds from sale of real estate	250,199	81,707
Distributions from unconsolidated entity	—	14,893
Contributions to unconsolidated entity	—	(1,071)
Deposits for property acquisitions	(27,500)	—
Net cash provided by (used in) investing activities	7,502	(309,681)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	250,000	230,000
Payments of notes payable	(308,660)	(321,270)
Proceeds from issuance of common units, net	(207)	647,509
Payments for redemption of common units	—	(310,855)
Redemption of series A preferred units	(362)	—
Distributions paid to common unitholders	(78,705)	(79,163)
Distributions paid to preferred unitholders	(312)	(318)
Contributions from non-controlling member in consolidated entities	2,691	3,870
Distributions to non-controlling member in consolidated entities	(2,088)	(14,591)
Payments to satisfy tax withholding	(693)	(4,203)
Payments of loan costs	(6,978)	—
Net cash (used in) provided by financing activities	(145,314)	150,979
Net decrease in cash and cash equivalents and restricted cash	(35,293)	(17,666)
Cash and cash equivalents and restricted cash—beginning of period	101,280	108,192
Cash and cash equivalents and restricted cash—end of period	$65,987	$90,526
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$39,042	$42,462
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for real estate investments	$(2,460)	$(3,427)
Reclassification of investment in unconsolidated entities for real estate investments	$—	$7,835
_____________

(1)	Represents bad debt expense/recovery, unrealized loss/gain on ineffective portion of derivatives and unrealized loss/gain on non-real estate investment.

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

The Company’s portfolio consists of properties located throughout Northern and Southern California and the Pacific Northwest. The following table summarizes the Company’s portfolio as of June 30, 2018:

Segments	Number of Properties	Square Feet (unaudited)
Office	50	13,336,940
Studio	3	1,246,423
Total(1)	53	14,583,363
_________________

(1)	Includes redevelopment, development and held for sale properties.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company and the operating partnership are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. References to number of properties and square-feet are not covered by the auditor’s review procedures.

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

Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform to the current period presentation. Included in the reclassified amounts are properties held for sale. These amounts relate to our Peninsula Office Park property, which was sold on July 27, 2018.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of June 30, 2018, the Company has determined that four joint ventures and our operating partnership met the definition of a VIE. Three of the joint ventures are consolidated entities and one joint venture is a non-consolidated entity.

Consolidated Entities

As of June 30, 2018, the operating partnership has determined that three of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	Westside Pavilion(1)	75.0%
_________________

(1)	As of June 30, 2018, this joint venture was formed but no significant contributions of cash or property have been made by the partners.

On March 1, 2018, the Company entered into a joint venture agreement with Macerich WSP, LLC (“Macerich”) to form HPP-MAC WSP, LLC (“HPP-MAC JV”) to redevelop Westside Pavilion, a shopping mall in West Los Angeles, into approximately 500,000 square feet of state-of-the-art creative office space, with approximately 100,000 square feet of existing retail and entertainment space. The HPP-MAC JV is held 75% by the Company and 25% by Macerich, with the Company serving as the managing member and developer. As of June 30, 2018, the assets held by the HPP-MAC JV include pre-development costs and the initial contributions from the members. Pursuant to the joint venture agreement, it is anticipated that the Company and Macerich will enter into a contribution agreement within a year to contribute Westside Pavilion to the joint venture. The contribution is valued at approximately $190.0 million before certain credits, prorations, closing costs and debt assumption. Total costs of the HPP-MAC JV will be funded 75% by the Company and 25% by Macerich. If either party defaults on its obligation to contribute to the joint venture, the defaulting party is required to pay a $25.0 million fee to the other member. The joint venture agreement lacks substantive participating or kick-out rights and is therefore a VIE. The Company, through its subsidiaries, has the right to (i) receive benefits and absorb losses and (ii) has the power to direct the activities that most significantly affect the joint venture and, as a result, is the primary beneficiary and consolidates the joint venture.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

As of June 30, 2018, the Company has determined that its operating partnership met the definition of a VIE and is consolidated. Substantially all of the assets and liabilities of the Company are related to VIEs.

Non-consolidated Entities

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The assets of the joint venture consist of notes receivable. The joint venture was repaid the notes receivable balance, and on July 10, 2018 the Company received a distribution from the joint venture for its share of the repayment. As of June 30, 2018, the Company has determined it is not the primary beneficiary of the joint venture that meets the definition of a VIE. Due to its significant influence over the non-consolidated entity, the Company accounts for it using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. The Company’s net equity investment is reflected within prepaid expenses and other assets on the Consolidated Balance Sheets, which represents the Company’s maximum exposure for loss. The Company’s share of net income or loss from the entity is included within other income on the Consolidated Statements of Operations. The Company owns 21% of the non-consolidated entity.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Currently, rental revenues are accounted for under ASC 840, Leases. Rental revenues will be accounted for under ASC 842, Leases (“ASC 842”), which the Company plans to adopt on January 1, 2019.

Currently tenant recoveries are accounted for under ASC 605, Revenue Recognition (“ASC 605”). Tenant recoveries will be accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”), beginning on January 1, 2019, when the Company adopts ASC 842. Under the current ASC 842 guidance, the Company would be required to classify its tenant recoveries into lease and non-lease components. On March 28, 2018, the FASB agreed to issue an amendment to ASC 842, which, if elected, permits the Company to classify tenant recoveries as a single lease component and account for tenant recoveries with rental revenues in the Consolidated Statement of Operations. Please refer to our Update on ASC 842 implementation section below for details.

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

Sale of real estate has been accounted for under ASC 610, Other Income, since the Company adopted this standard on January 1, 2018. This standard requires the Company to apply certain recognition and measurement principles in accordance with ASC 606 when it de-recognizes nonfinancial assets and in substance nonfinancial assets, and the counterparty is not a customer. This is the case for the Company’s sales of real estate, and as a result the Company is required to evaluate the sales of real estate based on transfer of control. If a real estate sale contract includes ongoing involvement by the seller with the sold property, the seller must evaluate each promised good or service under the contract to determine whether it represents a performance obligation, constitutes a guarantee or prevents the transfer of control. The timing and pattern of revenue recognition might change as it relates to gains of sale of real estate if the sale includes continued involvement that represents a separate performance obligation.

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of Accounting Standards Update (“ASU”). The following ASUs were adopted by the Company in 2018:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2018-09, Codification Improvements
The amendment, among other things, clarifies when excess tax benefits should be recognized for share-based compensation awards, removes inconsistent guidance in income tax accounting for business combinations, clarifies the circumstances when derivatives may be offset, and the measurement of liability or equity-classified financial instruments when an identical asset is held as an asset, and allows portfolios of financial instruments and nonfinancial instruments accounted for as derivatives to use the portfolio exception to valuation.
The Company adopted this guidance during Q2 2018 using the prospective approach. The adoption did not have an impact on the Consolidated Financial Statements.
ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
This amendment expands the scope of ASC 718 to include all share-based payment arrangements. It simplifies the accounting for share-based payments granted to nonemployees for goods and services by aligning the accounting with the requirements for share-based payments granted to employees.
The Company adopted this guidance during Q2 2018 using the prospective approach. The adoption did not have an impact on the Consolidated Financial Statements.

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

The guidance no longer allows the use of cost method of accounting for equity instruments that do not have a readily determinable fair value, and companies are now required to measure equity investments at fair value through net income. Companies are permitted to elect a measurement alternative that allows for measuring equity instruments at cost, less any impairment, plus or minus changes resulting from observable price changes, adjusted as of the date that an observable transaction takes place, rather than the report date. For equity investments that do not have a readily determinable fair value, this guidance is adopted prospectively for all investments that exist as of the date of adoption. The guidance allows entities to use a prospective transition approach only for securities they elect to measure using the measurement alternative.

The Company adopted this guidance during Q1 2018 using the prospective approach. The Company has elected to measure our equity instruments using the measurement alternative. Please see Note 12 for details.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Therefore, a cumulative effect adjustment related to elimination of ineffectiveness measurement is required to be recorded to the opening balance of retained earnings as of the beginning of the fiscal year of adoption for a cash flow hedge. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This guidance must be applied using a modified retrospective approach.

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
ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

The guidance updates the definition of an in substance nonfinancial asset and clarifies the scope of ASC 610-20 on the sale or transfer of nonfinancial assets to noncustomers, including partial sales. It also clarifies the de-recognition guidance for nonfinancial assets to conform with the new revenue recognition standard. Either a full or modified retrospective approach can be applied.

The Company adopted this guidance during Q1 2018 using the modified retrospective approach. The Company has not had variable consideration in our sale of real estate, or partial sales of nonfinancial assets or contribution of a nonfinancial asset to form a joint venture with retained noncontrolling interest. The adoption did not have an impact on the Consolidated Financial Statements.

ASU 2014-09, Revenue from Contracts with Customers amended by ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
Issued on May 28, 2014, ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and specifically notes that lease contracts with customers are a scope exception. Issued on March 17, 2016, ASU 2016-08 clarifies certain aspects of the principal-versus-agent guidance in its new revenue recognition standard related to the determination of whether an entity is a principal or agent and the determination of the nature of each specified good or service. The guidance provides for practical expedients associated with the determination of whether a significant financing component exists and the expedient for recording an immediate expense for certain incremental costs of obtaining a contract with a customer.

The Company adopted this guidance during Q1 2018 using the modified retrospective approach and is using the practical expedients associated with expensing incremental costs of obtaining a contract with a customer with terms of one year or less. The adoption of this ASU did not result in any changes with respect to the timing and pattern of revenue recognition. Please refer to the revenue recognition policy note above for the additional disclosures.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Update on ASC 842 implementation

On February 25, 2016, the FASB issued ASU 2016-02, Leases, to amend the accounting guidance for leases and set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). This ASU is effective for annual reporting periods (including interim periods) beginning after December 15, 2018. Issuers have two options for adoption:

•
a modified retrospective approach that must be applied for leases that exist or are entered into after January 1, 2017, the beginning of the earliest comparative period presented in the 2019 consolidated financial statements, with a cumulative adjustment to the opening balance of retained earnings (accumulated deficit) on January 1, 2017, and restatement of the amounts presented prior to January 1, 2019.

•
a modified retrospective transition method that, if the transition method is elected, must be applied for leases that existed or are entered into after January 1, 2019, the effective date of the ASU, with a cumulative adjustment to the opening balance of retained earnings (accumulated deficit) on January 1, 2019. Additional disclosures for the periods prior to adoption would follow ASC 840 disclosure requirements.

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

The Company plans to adopt the standard on January 1, 2019 and expects to elect the use of practical expedients. The Company plans to elect the transition method for adoption as described above.

Lessor Accounting

For the three months ended June 30, 2018 and June 30, 2017, the Company recognized rental revenues and tenant recoveries of $162.9 million and $167.9 million, respectively. For the six months ended June 30, 2018 and June 30, 2017, the Company recognized $324.6 million and $326.1 million, respectively.

Under current accounting standards, the Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred. The reimbursements are recognized and presented gross, as the Company, which is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

ASC 842 requires companies to identify lease and non-lease components of a lease agreement. Lease components relate to the right to use the leased asset whereas non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset. Total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components will be governed by ASC 842, while revenue related to non-lease components will be subject to ASC 606. For lessors, the guidance provides for a practical expedient to elect a combined single lease component presentation if (i) the timing and pattern of the transfer of the combined single lease component is the same, and (ii) the related lease component, if accounted for separately, would be classified as an operating lease. The Company plans to elect the practical expedient for non-lease components, that qualify, to be combined under a single lease component presentation.

The Company has not completed its analysis of ASC 842.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The ASU also requires lessors to capitalize only those costs that are defined as initial direct costs. Under the current accounting standards, the Company capitalizes initial direct and indirect leasing costs. During the three months ended June 30, 2018 and June 30, 2017, the Company capitalized $2.0 million and $1.7 million of indirect leasing costs, respectively. During the six months ended June 30, 2018 and June 30, 2017, the Company capitalized $3.8 million and $3.2 million of indirect leasing costs, respectively. Under this new ASU, and based on our current policies and processes, these costs will be expensed as incurred.

Lessee Accounting

As of June 30, 2018, the future undiscounted minimum lease payments under the Company’s ground leases totaled $508.0 million. This guidance requires lessees to record a lease liability at lease inception, with a corresponding right-of-use asset, except for short-term leases. The Company continues to evaluate the amount of right-of-use asset and lease liability that will ultimately be recorded with respect to its ground lease agreements, where it is the lessee.

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
ASU 2018-11, Leases (Topic 842): Targeted Improvements
The amendment provides (i) a transition option to adopt ASC 842 using the modified retrospective transition provision and (ii) a practical expedient for lessors to elect a combined single lease component presentation.
		The effective date and transition requirements are the same as that in Update 2016-02 (Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.)	The Company is currently evaluating the impact of this update in conjunction with ASC 842.
ASU 2018-10, Codification Improvements to Topic 842, Leases
The amendments make 16 technical corrections to the lease standard, which include clarification of the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments.
		The effective date and transition requirements are the same as that in Update 2016-02 (Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.)	The Company is currently evaluating the impact of this update in conjunction with ASC 842.
ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842
The amendments in this update permit an entity to elect an optional transition practical expedient to not evaluate under ASC 842 land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under ASC 840. Once an entity adopts ASC 842, it should apply it prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease.
		The effective date and transition requirements are the same as that in Update 2016-02 (Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.)	The Company is currently evaluating the impact of this update in conjunction with ASC 842.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

3. Investment in Real Estate

Real estate held for investment

The following table summarizes the Company’s investment in real estate, at cost as of:

	June 30, 2018	December 31, 2017
Land	$1,220,267	$1,204,700
Building and improvements	4,443,050	4,389,846
Tenant improvements	443,548	397,012
Furniture and fixtures	8,756	8,576
Property under development	303,261	219,227
Investment in real estate, at cost(1)	$6,418,882	$6,219,361
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

On June 7, 2018, the Company purchased real estate located at 6605 Eleanor Avenue and 1034 Seward Street in Hollywood for $30.0 million, before credits, prorations and closing costs. The acquisitions consist of 41,496 square-feet of sound stages, production office and support space. These properties are adjacent to, and now forms part of, the Sunset Las Palmas Studios property, which is part of our studio segment.

The Company’s Eleanor and Seward Street acquisitions did not meet the definition of a business and were therefore accounted for as asset acquisitions. In accordance with asset acquisitions, the purchase price includes capitalized acquisition costs. The Company’s final aggregate purchase price accounting, as of the acquisition date, was $30.2 million and was allocated to investment in real estate.

Dispositions

The following table summarizes the properties sold during the six months ended June 30, 2018. These properties were non-strategic assets to the Company’s portfolio and were classified as held for sale as of December 31, 2017:

Property	Date of Disposal	Approximate Square Feet	Sales Price(1) (in millions)
Embarcadero Place	1/25/2018	197,402	$136.0
2600 Campus Drive (building 6 of Peninsula Office Park)	1/31/2018	63,050	22.5
2180 Sand Hill	3/1/2018	45,613	82.5
9300 Wilshire	4/10/2018	61,422	13.8
Total dispositions		367,487	$254.8
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

These dispositions met the criteria in ASC 610 for recognizing gains of $1.9 million and $39.6 million for the three and six months ended June 30, 2018, which is included in the gains on sale of real estate line item in the Consolidated Statements of Operations.

Held for Sale

The Company had five properties classified as held for sale as of December 31, 2017 and one property classified as held for sale as of June 30, 2018. Four properties have been sold as of the six months ended June 2018. The Company entered into an agreement in May 2018 to sell its Peninsula Office Park property for $210.0 million (before certain credits, prorations and closing costs). The sale of Peninsula Office Park closed on July 27, 2018.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of:

	June 30, 2018	December 31, 2017
ASSETS
Investment in real estate, net	$192,630	$396,846
Accounts receivable, net	75	213
Straight-line rent receivables, net	3,292	5,225
Deferred leasing costs and lease intangible assets, net	4,998	9,589
Prepaid expenses and other assets, net	16	58
Assets associated with real estate held for sale	$201,011	$411,931

LIABILITIES
Accounts payable and accrued liabilities	$1,929	$1,808
Lease intangible liabilities, net	271	485
Security deposits and prepaid rent	1,354	2,610
Liabilities associated with real estate held for sale	$3,554	$4,903

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Impairment of Long-Lived Assets

No impairment indicators have been noted and the Company recorded no impairment charges for the six months ended June 30, 2018.

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	June 30, 2018	December 31, 2017
Above-market leases	$9,236	$18,028
Accumulated amortization	(7,122)	(15,131)
Above-market leases, net	2,114	2,897
Deferred leasing costs and in-place lease intangibles	288,353	301,945
Accumulated amortization	(114,569)	(127,703)
Deferred leasing costs and in-place lease intangibles, net	173,784	174,242
Below-market ground leases	68,388	68,388
Accumulated amortization	(7,704)	(6,498)
Below-market ground leases, net	60,684	61,890
Deferred leasing costs and lease intangible assets, net(1)	$236,582	$239,029

Below-market leases	$91,686	$103,597
Accumulated amortization	(50,898)	(55,019)
Below-market leases, net	40,788	48,578
Above-market ground leases	1,095	1,095
Accumulated amortization	(154)	(133)
Above-market ground leases, net	941	962
Lease intangible liabilities, net(1)	$41,729	$49,540
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Above-market leases(1)	$(409)	$(1,911)	$(883)	$(3,267)
Deferred leasing costs and in-place lease intangibles(2)	(11,423)	(20,644)	(23,119)	(40,437)
Below-market ground leases(3)	(603)	(844)	(1,238)	(1,492)
Below-market leases(1)	3,640	6,584	7,925	13,672
Above-market ground leases(3)	11	11	22	22
__________________

(1)	Amortization is recorded in revenues in the Consolidated Statements of Operations.

(2)	Amortization is recorded in depreciation and amortization expenses and office rental revenues in the Consolidated Statements of Operations.

(3)	Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

5. Accounts Receivable, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the Company’s 2017 Annual Report on Form 10-K. The following table summarizes the Company’s accounts receivable, net of allowance for doubtful accounts as of:

	June 30, 2018	December 31, 2017
Accounts receivable	$8,833	$6,706
Allowance for doubtful accounts	(2,218)	(2,472)
Accounts receivable, net(1)	$6,615	$4,234
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

6. Straight-line Rent Receivables, net

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the Company’s 2017 Annual Report on Form 10-K. The following table represents the Company’s straight-line rent receivables, net of allowance for doubtful accounts as of:

	June 30, 2018	December 31, 2017
Straight-line rent receivables	$124,083	$106,466
Allowance for doubtful accounts	—	—
Straight-line rent receivables, net(1)	$124,083	$106,466
_____________

(1)	Excludes balances related to properties that have been classified as held for sale.

7. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	June 30, 2018	December 31, 2017
Derivative assets	$25,485	$12,586
Investment in unconsolidated entities	14,435	14,240
Goodwill	8,754	8,754
Non-real estate investment(1)	2,713	1,785
Other	56,162	23,774
Prepaid expenses and other assets, net(2)	$107,549	$61,139
_____________

(1)	Related to our investment in shares in a non-public company. See Note 12 for details.

(2)	Excludes balances related to properties that have been classified as held for sale.

No goodwill impairment indicators have been noted during the six months ended June 30, 2018.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

8. Notes Payable, net

The following table sets forth information with respect to our outstanding indebtedness:

	June 30, 2018	December 31, 2017	Interest Rate(1)	Contractual Maturity Date
UNSECURED NOTES PAYABLE
Unsecured Revolving Credit Facility(2)(3)	$140,000	$100,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term Loan A(2)(5)	300,000	300,000	LIBOR + 1.20% to 1.70%	4/1/2020	(6)
Term Loan C(2)	75,000	75,000	LIBOR + 1.30% to 2.20%	11/17/2020
Term Loan B(2)(7)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term Loan D(2)(8)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A Notes	110,000	110,000	4.34%	1/2/2023
Series E Notes	50,000	50,000	3.66%	9/15/2023
Series B Notes	259,000	259,000	4.69%	12/16/2025
Series D Notes	150,000	150,000	3.98%	7/6/2026
Registered Senior Notes(9)	400,000	400,000	3.95%	11/1/2027
Series C Notes	56,000	56,000	4.79%	12/16/2027
TOTAL UNSECURED NOTES PAYABLE	2,015,000	1,975,000

SECURED NOTES PAYABLE
Sunset Gower Studios/Sunset Bronson Studios(10)	5,001	5,001	LIBOR + 2.25%	3/4/2019	(4)
Met Park North(11)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(12)	27,151	27,418	5.32%	3/11/2022
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Rincon Center	—	98,392	5.13%	N/A
TOTAL SECURED NOTES PAYABLE	365,652	464,311
TOTAL NOTES PAYABLE	2,380,652	2,439,311
Unamortized deferred financing costs and loan discounts(14)	(18,903)	(17,931)
TOTAL NOTES PAYABLE, NET	$2,361,749	$2,421,380
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2018, which may be different than the interest rates as of December 31, 2017 for corresponding indebtedness.

(2)
The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of June 30, 2018, no such election had been made.

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

The following table summarizes the minimum future principal payments due (before the impact of extension options, if applicable) on the operating partnership’s secured and unsecured notes payable as of June 30, 2018:

Year	Annual Principal Payments
Remaining 2018	$270
2019	5,569
2020	440,095
2021	632
2022	640,086
Thereafter	1,294,000
Total	$2,380,652

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
The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	June 30, 2018	December 31, 2017
Outstanding borrowings	$140,000	$100,000
Remaining borrowing capacity	460,000	300,000
Total borrowing capacity	$600,000	$400,000
Interest rate(1)(2)	LIBOR + 1.05% to 1.50%	LIBOR + 1.15% to 1.85%
Facility fee-annual rate(1)	0.15% or 0.30%	0.20% or 0.35%
Contractual maturity date(3)	3/13/2022	4/1/2019
_________________

(1)
The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of June 30, 2018, no such election had been made.

(2)
The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s specified base rate plus an applicable margin. As of June 30, 2018, no such election had been made.

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

The following table summarizes existing covenants and their covenant levels related to our unsecured revolving credit facility, term loans, and series A, B, D and E notes, when considering the most restrictive terms:

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

The operating partnership was in compliance with its financial covenants as of June 30, 2018.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Sunset Gower Studios and Sunset Bronson Studios Loan

In connection with the loan secured by the Sunset Gower Studios and Sunset Bronson Studios properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. As of June 30, 2018, the outstanding balance was $5.0 million, which results in a maximum guarantee amount for the principal under this loan of $1.0 million. The Company has the ability to draw up to $257.0 million under its construction loan, subject to lender required submissions. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Other Loans

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross interest expense(1)	$21,514	$23,047	$43,945	$46,238
Capitalized interest	(3,618)	(2,539)	(7,204)	(4,986)
Amortization of deferred financing costs and loan discount, net	1,435	1,187	3,093	2,373
Interest expense	$19,331	$21,695	$39,834	$43,625
_________________

(1)	Includes interest on the Company’s notes payable and hedging activities.

9. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had six interest rate swaps with aggregate notional amounts of $839.5 million as of June 30, 2018 and December 31, 2017. These derivatives were designated as effective cash flow hedges for accounting purposes. There is no impact on the Company’s Consolidated Statements of Cash Flows.

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

The Company’s derivatives are classified as Level 2 and their fair values are derived from estimated values obtained from observable market data for similar instruments.

The following table summarizes the Company’s derivative instruments as of June 30, 2018:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

					Strike Rate Range(1)
Underlying Debt Instrument	Number of Hedges	Notional Amount	Effective Date	Maturity Date	Low	High	Fair Value
Met Park North	1	$64,500	Aug 2013	August 2020	2.16%	2.16%	$586
Term Loan A(2)	2	300,000	July 2016	April 2020	2.56%	3.06%	5,818
Term Loan B(3)	2	350,000	July 2016	April 2022	2.96%	3.46%	12,211
Term Loan D(4)	1	125,000	June 2016	November 2022	2.63%	3.13%	6,870
_____________

(1)	The rate is based on the operating partnership’s leverage ratio.

(2)	On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest was effectively fixed at 2.75% to 3.65%.

(3)	On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest was effectively fixed at 3.36% to 4.31%.

(4)	On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest was effectively fixed at 3.03% to 3.98%.

On January 1, 2018, the Company early adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). As a result of the adoption, the Company is no longer recognizing unrealized gains or losses related to ineffective portions of its derivatives. The Company recognized a $231 thousand cumulative-effect adjustment to other comprehensive income, with a corresponding adjustment to the opening balance of retained earnings (accumulated deficit). For the three and six months ended June 30, 2017, the Company recognized an unrealized loss of $51 thousand and $45 thousand, respectively, reflected in the unrealized loss on ineffective portion of derivatives line item on the Consolidated Statements of Operations.

The fair market value of derivatives is presented on a gross basis in prepaid and other expenses, net and derivative liabilities line items on the Consolidated Balance Sheets. The derivative assets as of June 30, 2018 and December 31, 2017 were $25.5 million and $12.6 million, respectively. The derivative liabilities as of June 30, 2018 and December 31, 2017 were $0.0 million and $0.3 million, respectively.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of June 30, 2018, the Company expects $6.7 million of unrealized gain included in accumulated other comprehensive income will be reclassified to interest expense in the next 12 months.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2018, the Company has not established a liability for uncertain tax positions.

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
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

11. Future Minimum Lease Payments

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rent expense for ground leases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contingent rental expense	$2,453	$1,650	$5,548	$3,834
Minimum rental expense	4,136	3,055	7,473	6,251

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of June 30, 2018:

Year	Ground Leases(1)
Remaining 2018	$7,908
2019	15,815
2020	15,815
2021	15,815
2022	15,815
Thereafter	436,791
Total	$507,959
_________________

(1)
In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of June 30, 2018.

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

In September 2016, the Company entered into an agreement to receive shares of a nonpublic company in lieu of rental revenues and tenant recoveries. The shares were accounted for under the cost method of accounting as there was no readily determinable fair value. The investment in the shares has been accounted for under ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, since the Company adopted ASU 2016-01 on January 1, 2018, at which point the Company elected the measurement alternative. This standard requires the Company to mark the investment in shares to fair value based on Level 2 inputs, whenever fair value is readily available or observable. Changes in fair value are included in the unrealized gain on non-real estate investment line item on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets(1)	$—	$25,485	$—	$25,485	$—	$12,586	$—	$12,586
Derivative liabilities	—	—	—	—	—	265	—	265
Non-real estate investment(1)(2)	—	2,713	—	2,713	—	—	—	—
_____________

(1)	Included in the prepaid expenses and other assets line item on the Consolidated Balance Sheets.

(2)
Related to our investment in shares in a non-public company. Pursuant to our adoption of ASU 2016-01 during 2018, the Company marked the investment to fair value during the second quarter of 2018. The investment was not fair valued in 2017 and was accounted for under the cost method.

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

The table below represents the carrying value and fair value of the Company’s notes payable as of:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured notes payable(1)(2)	$2,014,315	$1,968,163	1,974,278	$1,960,560
Secured notes payable	365,652	357,092	464,311	458,441
_________________

(1)	Amounts represent notes payable excluding net deferred financing costs.

(2)
The $400.0 million registered senior notes were issued at a discount. The discount, net of amortization, was $685 thousand and $722 thousand at June 30, 2018 and December 31, 2017, respectively, and is included within unsecured notes payable.

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

The per unit fair value of the 2018 OPP award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumption
Expected price volatility for the Company	20.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	2.37%
Dividend yield	2.90%

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expensed stock compensation(1)	$4,289	$3,886	$8,627	$7,788
Capitalized stock compensation(2)	288	219	520	418
Total stock compensation(3)	$4,577	$4,105	$9,147	$8,206
_________________

(1)	Amounts are recorded in general and administrative expenses in the Consolidated Statements of Operations.

(2)	Amounts are recorded in deferred leasing costs and lease intangible assets, net and investment in real estate, at cost in the Consolidated Balance Sheets.

(3)	Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership in the Consolidated Balance Sheets.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

The following table reconciles the numerator and denominator in computing Hudson Pacific Properties, Inc.’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Basic and diluted net income available to common stockholders	$16,202	$3,553	$64,779	$24,068
Denominator:
Basic weighted average common shares outstanding	155,636,636	155,290,559	155,631,375	151,640,853
Effect of dilutive instruments(1)	953,591	805,044	932,591	791,044
Diluted weighted average common shares outstanding	156,590,227	156,095,603	156,563,966	152,431,897
Basic earnings per common share	$0.10	$0.02	$0.42	$0.16
Diluted earnings per common share	$0.10	$0.02	$0.41	$0.16
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

The following table reconciles the numerator and denominator in computing Hudson Pacific Properties, L.P.’s basic and diluted earnings per unit for net income available to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Basic and diluted net income available to common unitholders	$16,261	$3,566	$65,015	$24,283
Denominator:
Basic weighted average common units outstanding	156,205,681	155,859,604	156,198,825	152,647,055
Effect of dilutive instruments(1)	953,591	805,044	932,591	791,045
Diluted weighted average common units outstanding	157,159,272	156,664,648	157,131,416	153,438,100
Basic earnings per common unit	$0.10	$0.02	$0.42	$0.16
Diluted earnings per common unit	$0.10	$0.02	$0.41	$0.16
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

15. Equity

The table below presents the effect of the Company’s derivatives on accumulated other comprehensive income (“OCI”):

	Hudson Pacific Properties, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2018	$13,227	$49	$13,276
Unrealized gain recognized in OCI due to change in fair value	13,676	50	13,726
Income reclassified from OCI into income (as interest expense)	(726)	(3)	(729)
Net change in OCI	12,950	47	12,997
Cumulative adjustment related to adoption of ASU 2017-12	230	1	231
Balance at June 30, 2018	$26,407	$97	$26,504

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

The following table summarizes the ownership of common units, excluding unvested restricted units as of:

	June 30, 2018	December 31, 2017
Company-owned common units in the operating partnership	155,647,733	155,602,508
Company’s ownership interest percentage	99.6%	99.6%
Non-controlling common units in the operating partnership(1)	569,045	569,045
Non-controlling ownership interest percentage(1)	0.4%	0.4%
_________________

(1)	Represents common units held by certain of the Company’s executive officers and directors, certain of their affiliates and other outside investors.

Performance units in the operating partnership

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

Redeemable non-controlling interest

Redeemable preferred units of the operating partnership

As of December 31, 2017, there were 407,066 series A preferred units of partnership interest in the operating partnership, or series A preferred units, which are not owned by the Company. On April 16, 2018, 14,468 series A preferred units of partnership interest were redeemed for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the date of redemption.

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

Redeemable non-controlling interest in consolidated real estate entity

The Company has a redeemable non-controlling interest related to a joint venture relationship with Macerich in the Westside Pavilion property. We acquired a 75% interest in the joint venture, as described in Note 2. The Company has a call right, after a specified time, to sell its interest at fair market value. Macerich has a put right, after a specified time, to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. The put right is not currently redeemable and is not probable of being redeemable in the future. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. Once the redemption is probable, the carrying amount will be marked to market with the change in value reflected in additional paid in capital.

Common Stock Activity

The Company has not completed any common stock offerings in 2018.

The Company’s at-the-market, or ATM, program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the six months ended June 30, 2018. A cumulative total of $20.1 million has been sold as of June 30, 2018.

Share repurchase program

On January 20, 2016, the Board authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc., which the Board has increased up to a total of $250.0 million on March 8, 2018. No share repurchases have been made as of June 30, 2018.

Dividends

During the second quarter of 2018, the Company declared dividends on its common stock and non-controlling interest in common units in the operating partnership of $0.25 per share and unit. The Company also declared dividends on its series A preferred units of $0.3906 per unit. The second quarter dividends were paid on June 29, 2018 to stockholders and unitholders of record on June 19, 2018.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share/unit data)

17. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2018, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of June 30, 2018, the Company has outstanding letters of credit totaling approximately $2.6 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

18. Cash Flow Reconciliation

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. Pursuant to the adoption of ASU 2016-18, the Company included restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	Six Months Ended June 30,
	2018	2017
Beginning of period:
Cash and cash equivalents	$78,922	$83,015
Restricted cash	22,358	25,177
Total	$101,280	$108,192

End of period:
Cash and cash equivalents	$57,515	$73,242
Restricted cash	8,472	17,284
Total	$65,987	$90,526

19. Subsequent Events

On July 27, 2018, the Company sold its Peninsula Office Park property for $210.0 million (before credits, prorations and closings costs), which resulted in a gain on sale. Proceeds were used to fully pay down the unsecured revolving credit facility.

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

Overview

The following table identifies the properties in our portfolio as of June 30, 2018:

Properties	Acquisition Date	Acquisition/Estimated Rentable Square Feet	Consideration Paid (in thousands)
Acquired properties:
875 Howard	2/15/2007	286,270	$—
Sunset Gower Studios	8/17/2007	545,673	—
6040 Sunset(1)	8/17/2007	114,958	—
Sunset Bronson Studios	1/30/2008	308,026	—
Del Amo	8/13/2010	113,000	27,327
1455 Market(2)	12/16/2010	1,025,833	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	159,024	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan	8/19/2011	54,673	12,370
625 Second	9/1/2011	138,080	57,119
6922 Hollywood	11/22/2011	205,523	92,802
6050 Sunset & 1445 N. Beachwood	12/16/2011	20,032	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market	6/1/2012	206,199	90,871
Element LA (includes 1861 Bundy)	9/5/2012 & 9/23/2013	284,037	99,936
1455 Gordon	9/21/2012	5,921	2,385
3401 Exposition	5/22/2013	63,376	25,722
Seattle Portfolio (83 King, 505 First, Met Park North and Northview Center)	7/31/2013	844,980	368,389
Merrill Place	2/12/2014	193,153	57,034
EOP Northern California Portfolio (see table on next page for property list)	4/1/2015	6,814,621	3,282,971
Fourth & Traction(3)	5/22/2015	120,937	49,250
MaxWell(4)	8/17/2015	83,285	40,000
11601 Wilshire(5)	7/1/2016 & 6/15/2017	500,475	361,000
Hill7(6)	10/7/2016	285,680	179,800
Page Mill Hill	12/12/2016	182,676	150,000
Sunset Las Palmas Studios (includes 6666 Santa Monica, 6605 Eleanor and 1034 Seward)	5/1/2017 & 6/29/2017 & 6/7/2018	414,646	233,150
Development properties(7):
ICON(8)	N/A	325,757	N/A
450 Alaskan(9)	N/A	170,974	N/A
CUE(10)	N/A	91,953	N/A
95 Jackson(11)	N/A	31,659	N/A
EPIC(12)	N/A	300,000	N/A
Harlow(13)	N/A	106,125	N/A
Total		14,632,575	$5,483,951
_________________

(1)	This development was completed in June 2008.

(2)	We have a 55% ownership interest in the consolidated joint venture that owns the 1455 Market property.

(3)	This development was completed in the second quarter of 2017.

(4)
We estimate this development will be completed in the fourth quarter of 2018 and stabilized in the third quarter of 2019. As a result of this development, the estimated rentable square footage increased to 99,090.

(5)	We acquired the building and partial interest in the land on July 1, 2016 and acquired the remaining interest in the land on June 15, 2017.

(6)	We have a 55% ownership interest in the consolidated joint venture that owns the Hill7 property.

(7)	Includes properties that were related to acquisitions that were subsequently developed by us.

(8)	The land related to this development was included in our acquisition of Sunset Bronson Studios. We completed this development in the fourth quarter of 2016.

(9)	The land related to this development was included in our acquisition of Merrill Place. We completed this development in the third quarter of 2017.

(10)	The land related to this development was included in our acquisition of Sunset Bronson Studios. We completed this development in the third quarter of 2017.

(11)	The land related to this development was included in our acquisition of Merrill Place. We completed this development in the second quarter of 2018.

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

The following table identifies the properties we own as of June 30, 2018 that were acquired as part of the EOP Acquisition:

Properties	Acquisition Square Feet
1740 Technology	206,876
333 Twin Dolphin	182,789
3176 Porter	42,899
3400 Hillview	207,857
555 Twin Dolphin	198,936
Campus Center	471,580
Clocktower Square	100,344
Concourse	944,386
Foothill Research Center	195,376
Gateway	609,093
Metro Center	730,215
Metro Plaza	456,921
Page Mill Center	176,245
Palo Alto Square	328,251
Peninsula Office Park(1)	447,739
Shorebreeze	230,932
Skyport Plaza	418,086
Skyway Landing	247,173
Techmart	284,440
Towers at Shore Center	334,483
Total	6,814,621
_________________

(1)	Our Peninsula Office Park property was classified as held for sale as of June 30, 2018 and subsequently sold on July 27, 2018.

The following table identifies the properties that were disposed through June 30, 2018:

Properties	Disposition Date	Approximate Square Feet	Sales Price(1) (in millions)
City Plaza	7/12/2013	333,922	$56.0
Tierrasanta	7/16/2014	112,300	19.5
First Financial	3/6/2015	223,679	89.0
Bay Park Plaza	9/29/2015	260,183	90.0
Bayhill Office Center	1/14/2016	554,328	215.0
Patrick Henry Drive	4/7/2016	70,520	19.0
One Bay Plaza	6/1/2016	195,739	53.4
12655 Jefferson	11/4/2016	100,756	80.0
222 Kearny	2/14/2017	148,797	51.8
3402 Pico	3/21/2017	50,687	35.0
Pinnacle I and Pinnacle II(2)	11/16/2017	623,777	350.0
Embarcadero Place	1/25/2018	197,402	136.0
2600 Campus Drive (building 6 of Peninsula Office Park)	1/31/2018	63,050	22.5
2180 Sand Hill	3/1/2018	45,613	82.5
9300 Wilshire	4/10/2018	61,422	13.8
Total(3)(4)(5)		3,042,175	$1,313.5
_________________

(1)	Represents gross sales price before certain credits, prorations and closing costs.

(2)	We sold our 65% ownership interest in the consolidate joint venture.

(3)	Excludes the disposition of 45% interest in 1455 Market office property on January 7, 2015.

(4)	Excludes our sale of an option to acquire land at 9300 Culver on December 6, 2016.

(5)	Excludes the sale of our Peninsula Office Park property that was sold on July 27, 2018.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in Part I, Item 1 of this Quarterly Report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•
Same-Store properties, which includes all of the properties owned and included in our stabilized portfolio as of April 1, 2017 and still owned and included in the stabilized portfolio as of June 30, 2018;

•
Non-Same-Store properties, which includes held for sale properties, development projects, redevelopment properties and lease-up properties as of June 30, 2018 and other properties not owned or not in operation from April 1, 2017 through June 30, 2018.

The following table reconciles net income to NOI:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
Net income	$19,691	$6,954	$12,737	183.2%
Adjustments:
Interest expense	19,331	21,695	(2,364)	(10.9)
Interest income	(66)	(16)	(50)	312.5
Unrealized loss on ineffective portion of derivatives	—	51	(51)	(100.0)
Unrealized gain on non-real estate investment	(928)	—	(928)	(100.0)
Other income	(319)	(576)	257	(44.6)
Gains on sale of real estate	(1,928)	—	(1,928)	(100.0)
Income from operations	35,781	28,108	7,673	27.3
Adjustments:
General and administrative	16,203	14,506	1,697	11.7
Depreciation and amortization	60,706	75,415	(14,709)	(19.5)
NOI	$112,690	$118,029	$(5,339)	(4.5)%

Same-Store NOI	$75,348	$73,550	$1,798	2.4%
Non-Same-Store NOI	37,342	44,479	(7,137)	(16.0)
NOI	$112,690	$118,029	$(5,339)	(4.5)%

The following table summarizes certain statistics of our Same-Store Office and Studio properties:

	Three Months Ended June 30,
	2018	2017
Same-Store Office
Number of properties	30	30
Rentable square feet	7,507,449	7,507,449
Ending % leased	93.2%	94.5%
Ending % occupied	92.4%	93.9%
Average % occupied for the period	92.4%	93.7%
Average annual rental rate per square foot	$45.83	$42.41

Same-Store Studio
Number of properties	2	2
Rentable square feet	873,002	873,002
Average % occupied for the period	89.6%	89.9%

The following table gives further detail on our NOI:

	Three Months Ended June 30,
	2018			2017
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$82,185	$47,547	$129,732	$78,045	$55,557	$133,602
Tenant recoveries	16,312	5,648	21,960	18,338	6,700	25,038
Parking and other	4,206	2,652	6,858	3,513	4,699	8,212
Total Office revenues	102,703	55,847	158,550	99,896	66,956	166,852

Studio
Rental	7,498	3,210	10,708	7,109	1,996	9,105
Tenant recoveries	476	24	500	64	65	129
Other property-related revenue	3,125	2,176	5,301	3,054	1,307	4,361
Other	110	—	110	47	6	53
Total Studio revenues	11,209	5,410	16,619	10,274	3,374	13,648

Total revenues	113,912	61,257	175,169	110,170	70,330	180,500

Operating Expenses
Office operating expenses	33,365	20,575	53,940	31,685	23,783	55,468
Studio operating expenses	5,199	3,340	8,539	4,935	2,068	7,003
Total operating expenses	38,564	23,915	62,479	36,620	25,851	62,471

Office NOI	69,338	35,272	104,610	68,211	43,173	111,384
Studio NOI	6,010	2,070	8,080	5,339	1,306	6,645
NOI	$75,348	$37,342	$112,690	$73,550	$44,479	$118,029

The following table gives further detail on our change in NOI:

	Three Months Ended June 30, 2018 as compared to Three Months Ended June 30, 2017
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$4,140	5.3%	$(8,010)	(14.4)%	$(3,870)	(2.9)%
Tenant recoveries	(2,026)	(11.0)	(1,052)	(15.7)	(3,078)	(12.3)
Parking and other	693	19.7	(2,047)	(43.6)	(1,354)	(16.5)
Total Office revenues	2,807	2.8	(11,109)	(16.6)	(8,302)	(5.0)

Studio
Rental	389	5.5	1,214	60.8	1,603	17.6
Tenant recoveries	412	643.8	(41)	(63.1)	371	287.6
Other property-related revenue	71	2.3	869	66.5	940	21.6
Other	63	134.0	(6)	(100.0)	57	107.5
Total Studio revenues	935	9.1	2,036	60.3	2,971	21.8

Total revenues	3,742	3.4	(9,073)	(12.9)	(5,331)	(3.0)

Operating expenses
Office operating expenses	1,680	5.3	(3,208)	(13.5)	(1,528)	(2.8)
Studio operating expenses	264	5.3	1,272	61.5	1,536	21.9
Total operating expenses	1,944	5.3	(1,936)	(7.5)	8	—

Office NOI	1,127	1.7	(7,901)	(18.3)	(6,774)	(6.1)
Studio NOI	671	12.6	764	58.5	1,435	21.6
NOI	$1,798	2.4%	$(7,137)	(16.0)%	$(5,339)	(4.5)%

NOI decreased $5.3 million, or 4.5%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily resulting from:

•
$1.1 million, or 1.7%, increase in NOI from our Same-Store Office properties resulting primarily from increased rental revenues relating to leases signed at our 875 Howard (Glu Mobile Inc. and Snap Inc.), Rincon Center (Google LLC) and 901 Market (DoorDash) properties at a higher rate than expiring leases, partially offset by lease expirations at our Foothill Research Center (Robert Bosch GmbH) property. Tenant recoveries decreased primarily due to lower recoveries at our 1455 Market property. The increase in NOI was partially offset by increased office operating expenses primarily due to ground rent expense at our 3400 Hillview property.

•
$7.9 million, or 18.3%, decrease in NOI from our Non-Same-Store Office properties resulting primarily from our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire (April 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s leases at our ICON and CUE properties and lease-up at our 450 Alaskan (Saltchuk) and Hill7 (WeWork Companies Inc.) properties and increased rental revenues relating to leases signed at our Palo Alto Square (Covington & Burling) property at a higher rate than expiring leases.

•
$0.7 million, or 12.6%, increase in NOI from our Same-Store Studio properties resulting primarily from higher rental revenues and tenant recoveries, partially offset by higher operating expenses. The increase was primarily a result of higher production activity at our Sunset Bronson Studios property.

•	$0.8 million, or 58.5%, increase in NOI from our Non-Same-Store Studio property resulting from our acquisition of Sunset Las Palmas Studios in May 2017.

Office NOI

Same-Store

Same-Store Office rental revenues increased $4.1 million, or 5.3%, to $82.2 million for the three months ended June 30, 2018 compared to $78.0 million for the three months ended June 30, 2017. The increase was primarily due to leases signed at our 875 Howard (Glu Mobile Inc. and Snap Inc.), Rincon Center (Google LLC) and 901 Market (DoorDash) properties at a higher rate than expiring leases, partially offset by lease expirations at our Foothill Research Center (Robert Bosch GmbH) property.

Same-Store Office tenant recoveries decreased $2.0 million, or 11.0%, to $16.3 million for three months ended June 30, 2018 compared to $18.3 million for the three months ended June 30, 2017. The decrease was primarily due to lower recoveries at our 1455 Market property.

Same-Store Office parking and other revenues of $4.2 million for the three months ended June 30, 2018 remained relatively flat as compared to $3.5 million for the three months ended June 30, 2017.

Same-Store Office operating expenses increased $1.7 million, or 5.3%, to $33.4 million for the three months ended June 30, 2018 compared to $31.7 million for the three months ended June 30, 2017. The increase was primarily due to ground rent expense at our 3400 Hillview property.

Non-Same-Store

Non-Same-Store Office rental revenues decreased by $8.0 million, or 14.4%, to $47.5 million for the three months ended June 30, 2018 compared to $55.6 million for the three months ended June 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire (April 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s leases at our ICON and CUE properties and lease-up at our 450 Alaskan (Saltchuk) and Hill7 (WeWork Companies Inc.) properties and increased rental revenues relating to leases signed at our Palo Alto Square (Covington & Burling) property at a higher rate than expiring leases.

Non-Same-Store Office tenant recoveries decreased $1.1 million, or 15.7%, to $5.6 million for the three months ended June 30, 2018 compared to $6.7 million for the three months ended June 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire (April 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s leases at our ICON property and lease-up at our 450 Alaskan (Saltchuk) and Hill7 (WeWork Companies Inc.) properties.

Non-Same-Store Office parking and other revenues decreased $2.0 million, or 43.6%, to $2.7 million for the three months ended June 30, 2018 compared to $4.7 million for the three months ended June 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our Pinnacle I and Pinnacle II (November 2017) and 9300 Wilshire (April 2018) properties.

Non-Same-Store Office operating expenses decreased by $3.2 million, or 13.5%, to $20.6 million for the three months ended June 30, 2018 compared to $23.8 million for the three months ended June 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire (April 2018) properties. The decrease was partially offset by recently completed developments.

Studio NOI

Same-Store

Same-Store Studio rental revenues, tenant recoveries and other property-related revenues increased by $0.9 million, or 9.1%, to $11.2 million for the three months ended June 30, 2018 as compared to $10.3 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase in rental revenues by $0.4 million, or 5.5%, to $7.5 million for the three months ended June 30, 2018 compared to $7.1 million for the three months ended June 30, 2017 as a result of higher production activity at our Sunset Bronson Studios property. Tenant recoveries of $0.5 million for the three months ended June 30, 2018 remained relatively flat as compared to $0.1 million for the three months ended June 30, 2017. Other property-related revenues of $3.1 million for the three months ended June 30, 2018 remained relatively flat as compared to $3.1 million for the three months ended June 30, 2017.

Same-Store Studio operating expenses increased $0.3 million, or 5.3%, to $5.2 million for the three months ended June 30, 2018 compared to $4.9 million for the three months ended June 30, 2017. The increase is primarily due to increased production activity at our Sunset Bronson Studios property.

Non-Same-Store

Non-Same-Store Studio revenues were $5.4 million for the three months ended June 30, 2018. Non-Same-Store Studio operating expenses were $3.3 million for the three months ended June 30, 2018. We acquired Sunset Las Palmas Studios in May 2017, which caused the increase in revenues and expenses.

Other Expenses (Income)

Interest expense decreased $2.4 million, or 10.9%, to $19.3 million for the three months ended June 30, 2018 compared to $21.7 million for the three months ended June 30, 2017. We had notes payable of $2.38 billion at June 30, 2018 compared to $2.62 billion at June 30, 2017. The decrease was primarily attributable to lower debt outstanding due to debt relief associated with the sale of our Pinnacle I and Pinnacle II properties (November 2017) and repayment of debt relating to our Rincon Center property (February 2018). Additionally, we entered into an amended and restated credit agreement in March 2018, which resulted in reduced interest rates. Furthermore, capitalized interest increased primarily due to the Campus Center and EPIC development.

We generated no gains on sale of real estate for three months ended June 30, 2017 compared to a $1.9 million during the three months ended June 30, 2018 which resulted from the sale of our 9300 Wilshire property in April 2018.

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $1.7 million, or 11.7%, to $16.2 million for the three months ended June 30, 2018 compared to $14.5 million for the three months ended June 30, 2017. The change was primarily attributable to increased travel and entertainment expenses and shareholder relations costs driven by our 2018 investor day event.

Depreciation and amortization expense decreased $14.7 million, or 19.5%, to $60.7 million for the three months ended June 30, 2018 compared to $75.4 million for the three months ended June 30, 2017. The decrease was primarily related to the sale of our Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2600 Campus Drive (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire (April 2018) properties. The remaining decrease is associated with our Campus Center property, which was taken off-line for redevelopment. The decrease was partially offset by increases in depreciation associated with the acquisition of Sunset Las Palmas Studios in May 2017 and recently completed development properties.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

NOI

Management evaluates NOI by evaluating the performance of the following property groups as evidenced by the comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017 results of operations:

•
Same-Store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2017 and still owned and included in the stabilized portfolio as of June 30, 2018;

•
Non-Same-Store properties, held for sale properties, development projects, redevelopment properties and lease-up properties as of June 30, 2018 and other properties not owned or not in operation from January 1, 2017 through June 30, 2018.

The following table reconciles net income to NOI:

	Six Months Ended June 30,
	2018	2017	Dollar Change	Percent Change
Net income	$72,254	$31,107	$41,147	132.3%
Adjustments:
Interest expense	39,834	43,625	(3,791)	(8.7)
Interest income	(75)	(46)	(29)	63.0
Unrealized loss on ineffective portion of derivatives	—	45	(45)	(100.0)
Unrealized gain on non-real estate investment	(928)	—	(928)	(100.0)
Transaction-related expenses	118	—	118	100.0
Other income	(723)	(1,254)	531	(42.3)
Gains on sale of real estate	(39,602)	(16,866)	(22,736)	134.8
Income from operations	70,878	56,611	14,267	25.2
Adjustments:
General and administrative	31,767	28,316	3,451	12.2
Depreciation and amortization	121,259	146,182	(24,923)	(17.0)
NOI	$223,904	$231,109	$(7,205)	(3.1)%

Same-Store NOI	$146,433	$142,272	$4,161	2.9%
Non-Same-Store NOI	77,471	88,837	(11,366)	(12.8)
NOI	$223,904	$231,109	$(7,205)	(3.1)%

The following table summarizes certain statistics of our Same-Store Office and Studio properties:

	Six Months Ended June 30,
	2018	2017
Same-Store Office
Number of properties	29	29
Rentable square feet	7,308,513	7,308,513
Ending % leased	93.3%	94.4%
Ending % occupied	92.4%	93.8%
Average % occupied for the period	92.5%	94.4%
Average annual rental rate per square foot	$45.61	$42.19

Same-Store Studio
Number of properties	2	2
Rentable square feet	873,002	873,002
Average % occupied for the period	89.6%	89.9%

The following table gives further detail on our NOI:

	Six Months Ended June 30,
	2018			2017
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$159,206	$100,608	$259,814	$152,476	$114,642	$267,118
Tenant recoveries	31,748	11,116	42,864	29,353	13,086	42,439
Parking and other	7,531	4,873	12,404	6,551	7,560	14,111
Total Office revenues	198,485	116,597	315,082	188,380	135,288	323,668

Studio
Rental	15,028	6,063	21,091	13,793	1,997	15,790
Tenant recoveries	723	131	854	730	64	794
Other property-related revenue	7,196	4,540	11,736	7,096	1,307	8,403
Other	524	—	524	124	6	130
Total Studio revenues	23,471	10,734	34,205	21,743	3,374	25,117

Total revenues	221,956	127,331	349,287	210,123	138,662	348,785

Operating Expenses
Office operating expenses	63,937	43,243	107,180	55,664	47,758	103,422
Studio operating expenses	11,586	6,617	18,203	12,187	2,067	14,254
Total operating expenses	75,523	49,860	125,383	67,851	49,825	117,676

Office NOI	134,548	73,354	207,902	132,716	87,530	220,246
Studio NOI	11,885	4,117	16,002	9,556	1,307	10,863
NOI	$146,433	$77,471	$223,904	$142,272	$88,837	$231,109

The following table gives further detail on our change to NOI:

	Six Months Ended June 30, 2018 as compared to Six Months Ended June 30, 2017
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$6,730	4.4%	$(14,034)	(12.2)%	$(7,304)	(2.7)%
Tenant recoveries	2,395	8.2	(1,970)	(15.1)	425	1.0
Parking and other	980	15.0	(2,687)	(35.5)	(1,707)	(12.1)
Total Office revenues	10,105	5.4	(18,691)	(13.8)	(8,586)	(2.7)

Studio
Rental	1,235	9.0	4,066	203.6	5,301	33.6
Tenant recoveries	(7)	(1.0)	67	104.7	60	7.6
Other property-related revenue	100	1.4	3,233	247.4	3,333	39.7
Other	400	322.6	(6)	(100.0)	394	303.1
Total Studio revenues	1,728	7.9	7,360	218.1	9,088	36.2

Total revenues	11,833	5.6	(11,331)	(8.2)	502	0.1

Operating expenses
Office operating expenses	8,273	14.9	(4,515)	(9.5)	3,758	3.6
Studio operating expenses	(601)	(4.9)	4,550	220.1	3,949	27.7
Total operating expenses	7,672	11.3	35	0.1	7,707	6.5

Office NOI	1,832	1.4	(14,176)	(16.2)	(12,344)	(5.6)
Studio NOI	2,329	24.4	2,810	215.0	5,139	47.3
NOI	$4,161	2.9%	$(11,366)	(12.8)%	$(7,205)	(3.1)%

NOI decreased $7.2 million, or 3.1%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily resulting from:

•
A $1.8 million, or 1.4%, increase in NOI from our Same-Store Office properties resulting primarily from increased rental revenues relating to leases signed at our Rincon Center (Google LLC), 875 Howard Street (Glu Mobile Inc. and Snap Inc.) and 901 Market (DoorDash) properties at a higher rate than expiring leases, partially offset by lease expirations at our Foothill Research Center (Robert Bosch GmbH) property. Tenant recoveries and office operating expenses increased primarily due to property tax adjustments recorded in 2017 for our Rincon Center property. Parking and other increased primarily due to lease termination fees related to our Concourse property.

•
A $14.2 million, or 16.2%, decrease in NOI from our Non-Same-Store Office properties resulting primarily from our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire (April 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s leases at our ICON and CUE properties and lease-up at our 450 Alaskan (Saltchuk), Hill7 (WeWork Companies Inc.) and 604 Arizona (ZipRecruiter, Inc.) properties and increased rental revenues relating to leases signed at our Palo Alto Square (Covington & Burling) property at a higher rate than expiring leases.

•
A $2.3 million, or 24.4%, increase in NOI from our Same-Store Studio properties resulted primarily from higher rental revenues and lower operating expenses. The increase was primarily a result of higher rental rates and production activity at our Sunset Gower Studios and Sunset Bronson Studios and lower operating expenses due to decreased repairs and maintenance expenses, administrative expenses and legal fees.

•	A $2.8 million, or 215.0%, increase in NOI from our Non-Same-Store Studio properties resulting from the acquisition of Sunset Las Palmas Studios in May 2017.

Office NOI

Same-Store

Same-Store Office rental revenues increased $6.7 million, or 4.4%, to $159.2 million for the six months ended June 30, 2018 compared to $152.5 million for the six months ended June 30, 2017. The increase was primarily due to leases signed at our Rincon Center (Google LLC), 875 Howard Street (Glu Mobile Inc. and Snap Inc.) and 901 Market (DoorDash) properties at a higher rate than expiring leases, partially offset by lease expirations at our Foothill Research Center (Robert Bosch GmbH) property.

Same-Store Office tenant recoveries increased $2.4 million, or 8.2%, to $31.7 million for six months ended June 30, 2018 compared to $29.4 million for the six months ended June 30, 2017. The increase was primarily due to property tax adjustments recorded in 2017 for our Rincon Center property.

Same-Store Office parking and other revenues increased $1.0 million, or 15.0%, to $7.5 million for the six months ended June 30, 2018 compared to $6.6 million for the six months ended June 30, 2017. The increase was primarily due to lease termination fees related to our Concourse property.

Same-Store Office operating expenses increased $8.3 million, or 14.9%, to $63.9 million for the six months ended June 30, 2018 compared to $55.7 million for the six months ended June 30, 2017. The increase was primarily due to property tax adjustments recorded in 2017 for our Rincon Center property.

Non-Same-Store

Non-Same-Store Office rental revenues decreased by $14.0 million, or 12.2%, to $100.6 million for the six months ended June 30, 2018 compared to $114.6 million for the six months ended June 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire (April 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s leases at our ICON and CUE properties and lease-up at our 450 Alaskan (Saltchuk), Hill7 (WeWork Companies Inc.) and 604 Arizona (ZipRecruiter, Inc.) properties and increased rental revenues relating to leases signed at our Palo Alto Square (Covington & Burling) property at a higher rate than expiring leases.

Non-Same-Store Office tenant recoveries decreased $2.0 million, or 15.1%, to $11.1 million for six months ended June 30, 2018 compared to $13.1 million for the six months ended June 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire (April 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s lease at our ICON property and lease-up at our 450 Alaskan (Saltchuk) and Hill7 (WeWork Companies Inc.) properties.

Non-Same-Store Office parking and other revenues decreased $2.7 million, or 35.5%, to $4.9 million for the six months ended June 30, 2018 compared to $7.6 million for the six months ended June 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017) and 9300 Wilshire (April 2018) properties.

Non-Same-Store Office operating expenses decreased by $4.5 million, or 9.5%, to $43.2 million for the six months ended June 30, 2018 compared to $47.8 million for the six months ended June 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire (April 2018) properties, partially offset by recently completed developments.

Studio NOI

Same-Store

Same-Store Studio revenues increased by $1.7 million, or 7.9%, to $23.5 million for the six months ended June 30, 2018 as compared to $21.7 million for the six months ended June 30, 2017. The activity was primarily related to a $1.2 million increase in rental revenue to $15.0 million for the six months ended June 30, 2018 as compared to $13.8 million for the six months ended June 30, 2017 as a result of higher rental rates and production activity at our Sunset Bronson Studios property. Tenant recoveries of $0.7 million for the six months ended June 30, 2017 remained relatively flat as compared to $0.7 million for the six months ended June 30, 2017. Other property-related revenues of $7.2 million for the six months ended June 30, 2018 remained relatively flat as compared to $7.1 million for the six months ended June 30, 2017.

Same-Store Studio operating expenses decreased by $0.6 million, 4.9%, to $11.6 million for the six months ended June 30, 2018 compared to $12.2 million for the six months ended June 30, 2017. The decrease was due to decreased repairs and maintenance expenses, administrative expenses and legal fees.

Non-Same-Store

Non-Same-Store Studio revenues were $10.7 million for the six months ended June 30, 2018. Non-Same-Store Studio operating expenses were $6.6 million for the six months ended June 30, 2018. We acquired Sunset Las Palmas Studios in May 2017, which caused the increase in revenues and expenses.

Other Expenses (Income)

Interest expense decreased $3.8 million, or 8.7%, to $39.8 million for the six months ended June 30, 2018 compared to $43.6 million for the six months ended June 30, 2017. We had notes payable of $2.38 billion at June 30, 2018 compared to $2.62 billion at June 30, 2017. The decrease was primarily attributable to lower debt outstanding due to debt relief associated with the sale of our Pinnacle I and Pinnacle II properties (November 2017) and repayment of debt relating to our Rincon Center property (February 2018). Additionally, we entered into an amended and restated credit agreement in March 2018, which resulted in reduced interest rates. Furthermore, capitalized interest increased primarily due to the Campus Center and EPIC developments.

We recognized $39.6 million gains on sale of real estate for the six months ended June 30, 2018 compared to $16.9 million for the six months ended June 30, 2017. We completed the sale of Embarcadero Place (January 2018), 2600 Campus Drive (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire (April 2018) properties in 2018 and completed the sale of our 222 Kearny (February 2017) and 3402 Pico (March 2017) properties in 2017.

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $3.5 million, or 12.2%, to $31.8 million for the six months ended June 30, 2018 compared to $28.3 million for the six months ended June 30, 2017. The change was primarily attributable to the adoption of the 2018 OPP Plan, increased staffing to meet operational needs and increased shareholder relations costs driven by our 2018 investor day event.

Depreciation and amortization expense decreased $24.9 million, or 17.0%, to $121.3 million for the six months ended June 30, 2018 compared to $146.2 million for the six months ended June 30, 2017. The decrease was primarily related to the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2600 Campus Drive (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire (April 2018) properties. The remaining decrease is associated with our Campus Center property, which was taken off-line for redevelopment. The decrease was partially offset by increases in depreciation associated with the acquisition of Sunset Las Palmas Studios in May 2017 and recently completed development properties.

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

Liquidity Sources

We had $57.5 million of cash and cash equivalents at June 30, 2018. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through June 30, 2018. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of June 30, 2018, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, $140.0 million of which had been drawn. As of June 30, 2018, we had total borrowing capacity, subject to lender required submissions, of $257.0 million under our construction loan secured by our Sunset Gower Studios and Sunset Bronson Studios properties, $5.0 million of which had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

Our ratio of debt to total market capitalization was approximately 29.9% (counting series A preferred units as debt) as of June 30, 2018.

June 30, 2018
Notes payable(1)	$2,380,652
Series A preferred units(2)	9,815
Common equity capitalization(3)	5,605,960
Total market capitalization	$7,996,427
Series A preferred units & debt/total market capitalization	29.9%
_____________

(1)	Notes payable excludes unamortized deferred financing costs and loan discount.

(2)	Included in the redeemable non-controlling interest line item our Consolidated Balance Sheets.

(3)
Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding and dilutive shares multiplied by $35.43, which is the closing price of our stock, as reported by the NYSE, as of June 30, 2018.

The following table sets forth information with respect to our outstanding indebtedness:

	June 30, 2018	December 31, 2017	Interest Rate(1)	Contractual Maturity Date
UNSECURED NOTES PAYABLE
Unsecured Revolving Credit Facility(2)(3)	$140,000	$100,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term Loan A(2)(5)	300,000	300,000	LIBOR + 1.20% to 1.70%	4/1/2020	(6)
Term Loan C(2)	75,000	75,000	LIBOR + 1.30% to 2.20%	11/17/2020
Term Loan B(2)(7)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term Loan D(2)(8)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A Notes	110,000	110,000	4.34%	1/2/2023
Series E Notes	50,000	50,000	3.66%	9/15/2023
Series B Notes	259,000	259,000	4.69%	12/16/2025
Series D Notes	150,000	150,000	3.98%	7/6/2026
Registered Senior Notes(9)	400,000	400,000	3.95%	11/1/2027
Series C Notes	56,000	56,000	4.79%	12/16/2027
TOTAL UNSECURED NOTES PAYABLE	2,015,000	1,975,000

SECURED NOTES PAYABLE
Sunset Gower Studios/Sunset Bronson Studios(10)	5,001	5,001	LIBOR + 2.25%	3/4/2019	(4)
Met Park North(11)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(12)	27,151	27,418	5.32%	3/11/2022
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Rincon Center	—	98,392	5.13%	N/A
TOTAL SECURED NOTES PAYABLE	365,652	464,311
TOTAL NOTES PAYABLE	2,380,652	2,439,311
Unamortized deferred financing costs and loan discounts(14)	(18,903)	(17,931)
TOTAL NOTES PAYABLE, NET	$2,361,749	$2,421,380
_________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2018, which may be different than the interest rates as of December 31, 2017 for corresponding indebtedness.

(2)
We have an option to make an irrevocable election to change the interest rate depending on our credit rating or a specified base rate plus an applicable margin. As of June 30, 2018, no such election had been made.

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

The operating partnership was in compliance with its financial covenants as of June 30, 2018.

Liquidity Uses

Contractual Obligations

During the six months ended June 30, 2018, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2017 Annual Report on Form 10-K. See Part I, Item 1 “Note 8 to our Consolidated Financial Statements—Notes Payable, net” for information regarding our minimum future principal payments due on our note payables. See Part I, Item 1 “Note 11 to our Consolidated Financial Statements—Future Minimum Lease Payments” for information regarding our future minimum ground lease payments.

Cash Flows

A comparison of our cash flow activity is as follows:

	Six Months Ended June 30,
	2018	2017	Dollar Change	Percent Change
Net cash provided by operating activities	$102,519	$141,036	$(38,517)	(27.3)%
Net cash provided by (used in) investing activities	7,502	(309,681)	317,183	(102.4)
Net cash (used in) provided by financing activities	(145,314)	150,979	(296,293)	(196.2)

Cash and cash equivalents and restricted cash were $66.0 million and $101.3 million at June 30, 2018 and December 31, 2017, respectively.

Operating Activities

Net cash provided by operating activities decreased by $38.5 million, or 27.3%, to $102.5 million for the six months ended June 30, 2018 compared to $141.0 million for the six months ended June 30, 2017. The change resulted primarily from a decrease in cash NOI, as defined, from our Office and Studio properties, driven by lower cash rents due to the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018) and 9300 Wilshire properties (April 2018) and redevelopment at our Campus Center property. The decrease was partially offset by higher cash NOI related to the commencement of Netflix, Inc.’s lease at our ICON, our 450 Alaskan (Saltchuk) development project and Sunset Las Palmas Studios.

Investing Activities

Net cash provided by investing activities increased by $317.2 million, or 102.4%, to $7.5 million for the six months ended June 30, 2018 compared to net cash used in investing activities of $309.7 million for the six months ended June 30, 2017. The increase resulted primarily from a reduction in cash used to acquire real estate and an increase in proceeds from sales of real estate properties, partially offset by an increase in cash used for additions to investment in real estate, an increase in cash used for deposits for future real estate acquisitions and reduction in distributions from unconsolidated entities.

Financing Activities

Net cash used in financing activities increased by $296.3 million, or 196.2%, to $145.3 million for the six months ended June 30, 2018 compared to net cash provided by financing activities of $151.0 million for the six months ended June 30, 2017. The change resulted primarily from a reduction in proceeds from sale of common stock, partially offset by repurchases of common units in our operating partnership that occurred in 2017.

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

The following table presents a reconciliation of net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$19,691	$6,954	$72,254	$31,107
Adjustments:
Depreciation and amortization of real estate assets	60,217	74,939	120,286	145,233
Gains on sale of real estate	(1,928)	—	(39,602)	(16,866)
FFO attributable to non-controlling interests	(5,316)	(6,445)	(10,647)	(11,952)
Net income attributable to preferred units	(153)	(159)	(312)	(318)
FFO to common stockholders and unitholders	$72,511	$75,289	$141,979	$147,204

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2017 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2018 to the information provided in Part II, Item 7A, of our 2017 Annual Report on Form 10-K.

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

(a)Recent Sales of Unregistered Securities:

During the second quarter of 2018, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the second quarter of 2018, the Company issued an aggregate of 21,678 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to the Company in connection with tax withholding obligations for a net issuance of 21,678 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the second quarter of 2018, our operating partnership issued an aggregate of 21,678 common units to the Company.

All other issuances of unregistered equity securities of our operating partnership during the second quarter of 2018 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with over $6.56 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	10-K	001-34789	10.1	February 26, 2016
3.4	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
10.1	Form of Amendment to Outperformance Award Agreement*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements**

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 1, 2018	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 1, 2018	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 1, 2018	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 1, 2018	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)