Form 10-Q
period 2018-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2018-11-02
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at October 30, 2018 was 156,702,662.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of September 30, 2018, Hudson Pacific Properties, Inc. owned approximately 99.6% of the outstanding common units of partnership interest (including unvested restricted units) in our operating partnership, or common units. The remaining approximately 0.4% of outstanding common units at September 30, 2018 were owned by certain of our executive officers and directors, certain of their affiliates and other outside investors. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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
To help investors understand the significant differences between our Company and our operating partnership, this report presents the consolidated financial statements and Note 13—Earnings Per Share separately for our Company and our operating partnership. All other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are presented together for our Company and our operating partnership.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Investment in real estate, at cost	$6,690,374	$6,219,361
Accumulated depreciation and amortization	(649,624)	(521,370)
Investment in real estate, net	6,040,750	5,697,991
Cash and cash equivalents	52,456	78,922
Restricted cash	10,782	22,358
Accounts receivable, net	12,125	4,234
Straight-line rent receivables, net	131,713	106,466
Deferred leasing costs and lease intangible assets, net	256,100	239,029
U.S. Government securities (Note 11)	148,315	—
Prepaid expenses and other assets, net	92,609	61,139
Assets associated with real estate held for sale	—	411,931
TOTAL ASSETS	$6,744,850	$6,622,070

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$2,332,795	$2,421,380
In-substance defeased debt	139,003	—
Accounts payable, accrued liabilities and other	193,941	162,346
Lease intangible liabilities, net	43,289	49,540
Security deposits and prepaid rent	64,169	62,760
Liabilities associated with real estate held for sale	—	4,903
Total liabilities	2,773,197	2,700,929

Redeemable preferred units of the operating partnership	9,815	10,177
Redeemable non-controlling interest in consolidated real estate entity	50,092	—

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 authorized, 155,649,125 shares and 155,602,508 shares outstanding at September 30, 2018 and December 31, 2017, respectively	1,556	1,556
Additional paid-in capital	3,597,904	3,622,988
Accumulated other comprehensive income	27,834	13,227
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,627,294	3,637,771
Non-controlling interest—members in consolidated entities	266,986	258,602
Non-controlling interest—units in the operating partnership	17,466	14,591
Total equity	3,911,746	3,910,964
TOTAL LIABILITIES AND EQUITY	$6,744,850	$6,622,070

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Office
Rental	$129,963	$139,157	$389,777	$406,275
Tenant recoveries	24,615	24,982	67,479	67,421
Parking and other	6,868	8,035	19,272	22,146
Total office revenues	161,446	172,174	476,528	495,842
Studio
Rental	11,731	11,012	32,822	26,802
Tenant recoveries	299	133	1,153	927
Other property-related revenue	6,988	6,561	18,724	14,964
Other	234	141	758	271
Total studio revenues	19,252	17,847	53,457	42,964
Total revenues	180,698	190,021	529,985	538,806
OPERATING EXPENSES
Office operating expenses	57,295	59,102	164,475	162,524
Studio operating expenses	10,511	10,588	28,714	24,842
General and administrative	14,280	13,013	46,047	41,329
Depreciation and amortization	62,224	71,158	183,483	217,340
Total operating expenses	144,310	153,861	422,719	446,035
Operating income	36,388	36,160	107,266	92,771
OTHER EXPENSE (INCOME)
Interest expense	20,131	22,461	59,965	66,086
Interest income	(418)	(44)	(493)	(90)
Unrealized gain on non-real estate investment	—	—	(928)	—
Unrealized loss on ineffective portion of derivative instrument	—	37	—	82
Transaction-related expenses	165	598	283	598
Other income	(25)	(1,402)	(748)	(2,656)
Total other expenses	19,853	21,650	58,079	64,020
Income before gains on sale of real estate	16,535	14,510	49,187	28,751
Gains on sale of real estate	3,735	—	43,337	16,866
Net income	20,270	14,510	92,524	45,617
Net income attributable to preferred units	(153)	(159)	(465)	(477)
Net income attributable to participating securities	(118)	(255)	(555)	(750)
Net income attributable to non-controlling interest in consolidated entities	(2,569)	(2,991)	(9,059)	(9,002)
Net income attributable to non-controlling interest in the operating partnership	(63)	(41)	(299)	(256)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,367	$11,064	$82,146	$35,132

BASIC AND DILUTED PER SHARE AMOUNTS
Net income attributable to common stockholders—basic	$0.11	$0.07	$0.53	$0.23
Net income attributable to common stockholders—diluted	$0.11	$0.07	$0.52	$0.23
Weighted average shares of common stock outstanding—basic	155,649,110	155,302,800	155,637,351	152,874,952
Weighted average shares of common stock outstanding—diluted	156,669,247	156,093,736	156,628,488	153,648,888

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$20,270	$14,510	$92,524	$45,617
Other comprehensive income: change in fair value of derivatives	1,432	507	14,429	611
Comprehensive income	21,702	15,017	106,953	46,228
Comprehensive income attributable to preferred units	(153)	(159)	(465)	(477)
Comprehensive income attributable to participating securities	(128)	(255)	(652)	(750)
Comprehensive income attributable to non-controlling interest in consolidated entities	(2,569)	(2,991)	(9,059)	(9,002)
Comprehensive income attributable to non-controlling interest in the operating partnership	(68)	(43)	(351)	(276)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$18,784	$11,569	$96,426	$35,723

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling Interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Units in the Operating Partnership	Members in Consolidated Entities	Total Equity
Balance at January 1, 2017	136,492,235	$1,364	$3,109,394	$(16,971)	$9,496	$294,859	$304,608	$3,702,750
Contributions	—	—	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	18,656,575	187	647,195	—	—	—	—	647,382
Issuance of unrestricted stock	917,086	9	(9)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(463,388)	(4)	(16,037)	—	—	—	—	(16,041)
Declared dividend	—	—	(106,269)	(51,619)	—	(656)	—	(158,544)
Amortization of stock-based compensation	—	—	13,249	—	—	2,666	—	15,915
Net income	—	—	—	68,590	—	375	24,960	93,925
Change in fair value of derivatives	—	—	—	—	7,353	45	—	7,398
Redemption of common units in the operating partnership	—	—	(24,535)	—	(3,622)	(282,698)	—	(310,855)
Balance at December 31, 2017	155,602,508	1,556	3,622,988	—	13,227	14,591	258,602	3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	—	—	(231)	230	1	—	—
Contributions	—	—	—	—	—	—	2,486	2,486
Distributions	—	—	—	—	—	—	(3,112)	(3,112)
Issuance of unrestricted stock	66,970	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding	(20,353)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	(35,055)	(82,470)	—	(534)	—	(118,059)
Amortization of stock-based compensation	—	—	10,664	—	—	3,057	—	13,721
Net income	—	—	—	82,701	—	299	9,010	92,010
Change in fair value of derivatives	—	—	—	—	14,377	52	—	14,429
Balance at September 30, 2018	155,649,125	$1,556	$3,597,904	$—	$27,834	$17,466	$266,986	$3,911,746

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,524	$45,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,483	217,340
Non-cash portion of interest expense	4,527	3,558
Amortization of stock-based compensation	12,919	11,237
Straight-line rents	(25,546)	(15,174)
Straight-line rent expenses	368	296
Amortization of above- and below-market leases, net	(10,271)	(14,326)
Amortization of above- and below-market ground lease, net	1,807	2,088
Amortization of lease incentive costs	1,035	1,140
Other non-cash adjustments(1)	49	598
Gains on sale of real estate	(43,337)	(16,866)
Change in operating assets and liabilities:
Accounts receivable	(8,655)	1,649
Deferred leasing costs and lease intangibles	(32,640)	(23,270)
Prepaid expenses and other assets	(630)	(3,000)
Accounts payable and accrued liabilities	23,448	34,660
Security deposits and prepaid rent	(1,201)	(5,943)
Net cash provided by operating activities	197,880	239,604
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(278,004)	(224,797)
Property acquisitions	(71,152)	(257,734)
Payments for U.S. Government securities	(149,176)	—
Proceeds from sale of real estate	454,542	81,707
Distributions from unconsolidated entity	14,036	17,416
Contributions to unconsolidated entity	—	(1,071)
Deposits for property acquisitions	(27,500)	—
Net cash used in investing activities	(57,254)	(384,479)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	360,000	270,000
Payments of debt	(448,792)	(321,892)
Proceeds from issuance of common stock, net	—	647,524
Payment for redemption of common units in the operating partnership	—	(310,855)
Redemption of series A preferred units	(362)	—
Distributions paid to common stock and unitholders	(118,059)	(118,408)
Distributions paid to preferred unitholders	(465)	(477)
Contributions from redeemable non-controlling member in consolidated entity	37,294	—
Contribution from non-controlling member in consolidated real estate entities	2,486	3,870
Distributions to non-controlling member in consolidated entities	(3,112)	(15,369)
Payments to satisfy tax withholding	(693)	(4,203)
Payments of loan costs	(6,965)	—
Net cash (used in) provided by financing activities	(178,668)	150,190
Net (decrease) increase in cash and cash equivalents and restricted cash	(38,042)	5,315
Cash and cash equivalents and restricted cash—beginning of period	101,280	108,192
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$63,238	$113,507

_____________
1. Represents bad debt expense/recovery, unrealized loss/gain on ineffective portion of derivatives and unrealized loss/gain on non-real estate investment.

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Investment in real estate, at cost	$6,690,374	$6,219,361
Accumulated depreciation and amortization	(649,624)	(521,370)
Investment in real estate, net	6,040,750	5,697,991
Cash and cash equivalents	52,456	78,922
Restricted cash	10,782	22,358
Accounts receivable, net	12,125	4,234
Straight-line rent receivables, net	131,713	106,466
Deferred leasing costs and lease intangible assets, net	256,100	239,029
U.S. Government securities (Note 11)	148,315	—
Prepaid expenses and other assets, net	92,609	61,139
Assets associated with real estate held for sale	—	411,931
TOTAL ASSETS	$6,744,850	$6,622,070

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$2,332,795	$2,421,380
In-substance defeased debt	139,003	—
Accounts payable, accrued liabilities and other	193,941	162,346
Lease intangible liabilities, net	43,289	49,540
Security deposits and prepaid rent	64,169	62,760
Liabilities associated with real estate held for sale	—	4,903
Total liabilities	2,773,197	2,700,929

Redeemable preferred units of the operating partnership	9,815	10,177
Redeemable non-controlling interest in consolidated real estate entity	50,092	—

Capital
Hudson Pacific Properties, L.P. partners’ capital
Common units, 156,218,170 and 156,171,553 issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	3,616,824	3,639,086
Accumulated other comprehensive income	27,936	13,276
Total Hudson Pacific Properties, L.P. partners’ capital	3,644,760	3,652,362
Non-controlling interest—members in consolidated entities	266,986	258,602
Total capital	3,911,746	3,910,964
TOTAL LIABILITIES AND CAPITAL	$6,744,850	$6,622,070

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Office
Rental	$129,963	$139,157	$389,777	$406,275
Tenant recoveries	24,615	24,982	67,479	67,421
Parking and other	6,868	8,035	19,272	22,146
Total office revenues	161,446	172,174	476,528	495,842
Studio
Rental	11,731	11,012	32,822	26,802
Tenant recoveries	299	133	1,153	927
Other property-related revenue	6,988	6,561	18,724	14,964
Other	234	141	758	271
Total studio revenues	19,252	17,847	53,457	42,964
Total revenues	180,698	190,021	529,985	538,806
OPERATING EXPENSES
Office operating expenses	57,295	59,102	164,475	162,524
Studio operating expenses	10,511	10,588	28,714	24,842
General and administrative	14,280	13,013	46,047	41,329
Depreciation and amortization	62,224	71,158	183,483	217,340
Total operating expenses	144,310	153,861	422,719	446,035
Operating income	36,388	36,160	107,266	92,771
OTHER EXPENSE (INCOME)
Interest expense	20,131	22,461	59,965	66,086
Interest income	(418)	(44)	(493)	(90)
Unrealized gain on non-real estate investment	—	—	(928)	—
Unrealized loss on ineffective portion of derivative instrument	—	37	—	82
Transaction-related expenses	165	598	283	598
Other income	(25)	(1,402)	(748)	(2,656)
Total other expenses	19,853	21,650	58,079	64,020
Income before gains on sale of real estate	16,535	14,510	49,187	28,751
Gains on sale of real estate	3,735	—	43,337	16,866
Net income	20,270	14,510	92,524	45,617
Net income attributable to non-controlling interest in consolidated entities	(2,569)	(2,991)	(9,059)	(9,002)
Net income attributable to Hudson Pacific Properties, L.P.	17,701	11,519	83,465	36,615
Net income attributable to preferred units	(153)	(159)	(465)	(477)
Net income attributable to participating securities	(118)	(255)	(555)	(750)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$17,430	$11,105	$82,445	$35,388

BASIC AND DILUTED PER UNIT AMOUNTS
Net income attributable to common unitholders—basic	$0.11	$0.07	$0.53	$0.23
Net income attributable to common unitholders—diluted	$0.11	$0.07	$0.52	$0.23
Weighted average shares of common units outstanding—basic	156,218,155	155,871,845	156,206,396	153,736,796
Weighted average shares of common units outstanding—diluted	157,238,292	156,662,781	157,197,533	154,510,732

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$20,270	$14,510	$92,524	$45,617
Other comprehensive income: change in fair value of derivatives	1,432	507	14,429	611
Comprehensive income	21,702	15,017	106,953	46,228
Comprehensive income attributable to preferred units	(153)	(159)	(465)	(477)
Comprehensive income attributable to participating securities	(128)	(255)	(652)	(750)
Comprehensive income attributable to non-controlling interest in consolidated entities	(2,569)	(2,991)	(9,059)	(9,002)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$18,852	$11,612	$96,777	$35,999

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Income	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at January 1, 2017	145,942,855	$3,392,264	$5,878	$3,398,142	$304,608	$3,702,750
Contributions	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	18,656,575	647,382	—	647,382	—	647,382
Issuance of unrestricted units	917,086	—	—	—	—	—
Units withheld to satisfy tax withholding	(463,388)	(16,041)	—	(16,041)	—	(16,041)
Declared distributions	—	(158,544)	—	(158,544)	—	(158,544)
Amortization of unit-based compensation	—	15,915	—	15,915	—	15,915
Net income	—	68,965	—	68,965	24,960	93,925
Change in fair value of derivatives	—	—	7,398	7,398	—	7,398
Redemption of common units	(8,881,575)	(310,855)	—	(310,855)	—	(310,855)
Balance at December 31, 2017	156,171,553	3,639,086	13,276	3,652,362	258,602	3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	(231)	231	—	—	—
Contributions	—	—	—	—	2,486	2,486
Distributions	—	—	—	—	(3,112)	(3,112)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	—	—	—	—	—
Issuance of unrestricted units	66,970	—	—	—	—	—
Units withheld to satisfy tax withholding	(20,353)	(693)	—	(693)	—	(693)
Declared distributions	—	(118,059)	—	(118,059)	—	(118,059)
Amortization of unit-based compensation	—	13,721	—	13,721	—	13,721
Net income	—	83,000	—	83,000	9,010	92,010
Change in fair value of derivatives	—	—	14,429	14,429	—	14,429
Balance at September 30, 2018	156,218,170	$3,616,824	$27,936	$3,644,760	$266,986	$3,911,746

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,524	$45,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,483	217,340
Non-cash portion of interest expense	4,527	3,558
Amortization of unit-based compensation	12,919	11,237
Straight-line rents	(25,546)	(15,174)
Straight-line rent expenses	368	296
Amortization of above- and below-market leases, net	(10,271)	(14,326)
Amortization of above- and below-market ground lease, net	1,807	2,088
Amortization of lease incentive costs	1,035	1,140
Other non-cash adjustments(1)	49	598
Gains on sale of real estate	(43,337)	(16,866)
Change in operating assets and liabilities:
Accounts receivable	(8,655)	1,649
Deferred leasing costs and lease intangibles	(32,640)	(23,270)
Prepaid expenses and other assets	(630)	(3,000)
Accounts payable and accrued liabilities	23,448	34,660
Security deposits and prepaid rent	(1,201)	(5,943)
Net cash provided by operating activities	197,880	239,604
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(278,004)	(224,797)
Property acquisitions	(71,152)	(257,734)
Purchase of U.S. Government securities	(149,176)	—
Proceeds from sale of real estate	454,542	81,707
Distributions from unconsolidated entity	14,036	17,416
Contributions to unconsolidated entity	—	(1,071)
Deposits for property acquisitions	(27,500)	—
Net cash used in investing activities	(57,254)	(384,479)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	360,000	270,000
Payments of debt	(448,792)	(321,892)
Proceeds from issuance of common units, net	—	647,524
Payments for redemption of common units	—	(310,855)
Redemption of series A preferred units	(362)	—
Distributions paid to common unitholders	(118,059)	(118,408)
Distributions paid to preferred unitholders	(465)	(477)
Contributions from redeemable non-controlling member in consolidated entity	37,294	—
Contributions from non-controlling member in consolidated entities	2,486	3,870
Distributions to non-controlling member in consolidated entities	(3,112)	(15,369)
Payments to satisfy tax withholding	(693)	(4,203)
Payments of loan costs	(6,965)	—
Net cash (used in) provided by financing activities	(178,668)	150,190
Net (decrease) increase in cash and cash equivalents and restricted cash	(38,042)	5,315
Cash and cash equivalents and restricted cash—beginning of period	101,280	108,192
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$63,238	$113,507

_______________
1. Represents bad debt expense/recovery, unrealized loss/gain on ineffective portion of derivatives and unrealized loss/gain on non-real estate investment.

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

The Company’s portfolio consists of properties located throughout Northern and Southern California and the Pacific Northwest. The following table summarizes the Company’s portfolio as of September 30, 2018:

Segments	Number of Properties	Square Feet (unaudited)
Office	51	13,498,837
Studio	3	1,246,423
TOTAL(1)	54	14,745,260
_________________
1. Includes redevelopment and development properties.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of September 30, 2018, the Company has determined that four joint ventures and our operating partnership met the definition of a VIE. Three of the joint ventures are consolidated entities and one joint venture is a non-consolidated entity.

Consolidated Entities

As of September 30, 2018, the operating partnership has determined that three of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	One Westside and 10850 Pico	75.0%

On March 1, 2018, the Company entered into a joint venture agreement with Macerich WSP, LLC (“Macerich”) to form HPP-MAC WSP, LLC (“HPP-MAC JV”). On August 31, 2018, Macerich contributed Westside Pavilion to the HPP-MAC JV. The Company intends to redevelop Westside Pavilion into approximately 500,000 square feet of state-of-the-art creative office space called One Westside, while maintaining approximately 95,987 square feet of retail and entertainment space at 10850 Pico. The HPP-MAC JV is held 75% by the Company and 25% by Macerich, with the Company serving as the managing member and developer. The joint venture agreement lacks substantive participating or kick-out rights and is therefore a VIE. The Company, through its subsidiaries, has the right to (i) receive benefits and absorb losses and (ii) has the power to direct the activities that most significantly affect the joint venture and, as a result, is the primary beneficiary and consolidates the joint venture.

As of September 30, 2018, the Company has determined that its operating partnership met the definition of a VIE and is consolidated. Substantially all of the assets and liabilities of the Company are related to VIEs.

On October 9, 2018, the Company entered into a joint venture with Allianz U.S. Private REIT LP (“Allianz”) to purchase the Ferry Building property located in San Francisco, California. The Company owns 55% of the joint venture. See Note 19 for details.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Non-consolidated Entities

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The assets of the joint venture consist of notes receivable. As of September 30, 2018, the Company has determined it is not the primary beneficiary of the joint venture that meets the definition of a VIE. Due to its significant influence over the non-consolidated entity, the Company accounts for it using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. On July 10, 2018, the Company received a return of capital related to its share of the repayment of the notes receivable. The Company’s net equity investment is reflected within prepaid expenses and other assets on the Consolidated Balance Sheets, which represents the Company’s maximum exposure for loss. As of September 30, 2018, the net equity investment was $92 thousand. The Company’s share of net income or loss from the entity is included within other income on the Consolidated Statements of Operations. The Company owns 21% of the non-consolidated entity.

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

Sale of real estate has been accounted for under ASC 610, Other Income, since the Company adopted this standard on January 1, 2018. This standard requires the Company to apply certain recognition and measurement principles in accordance with ASC 606 when it de-recognizes nonfinancial assets and in-substance nonfinancial assets, and the counterparty is not a customer. This is the case for the Company’s sales of real estate, and as a result the Company is required to evaluate the sales of real estate based on transfer of control. If a real estate sale contract includes ongoing involvement by the seller with the sold property, the seller must evaluate each promised good or service under the contract to determine whether it represents a performance obligation, constitutes a guarantee or prevents the transfer of control. The timing and pattern of revenue recognition might change as it relates to gains of sale of real estate if the sale includes continued involvement that represents a separate performance obligation.

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of Accounting Standards Update (“ASU”). The following ASUs were adopted by the Company in 2018:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2018-09, Codification Improvements	The amendment, among other things, clarifies when excess tax benefits should be recognized for share-based compensation awards, removes inconsistent guidance in income tax accounting for business combinations, clarifies the circumstances when derivatives may be offset, and the measurement of liability or equity-classified financial instruments when an identical asset is held as an asset, and allows portfolios of financial instruments and nonfinancial instruments accounted for as derivatives to use the portfolio exception to valuation.	The Company adopted this guidance during Q2 2018 using the prospective approach. The adoption did not have an impact on the Consolidated Financial Statements.
ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting	This amendment expands the scope of ASC 718 to include all share-based payment arrangements. It simplifies the accounting for share-based payments granted to non-employees for goods and services by aligning the accounting with the requirements for share-based payments granted to employees.	The Company adopted this guidance during Q2 2018 using the prospective approach. The adoption did not have an impact on the Consolidated Financial Statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update)

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

ASU 2016-01, Financial Instruments— Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities	The guidance no longer allows the use of cost method of accounting for equity instruments that do not have a readily determinable fair value, and companies are now required to measure equity investments at fair value through net income. Companies are permitted to elect a measurement alternative that allows for measuring equity instruments at cost, less any impairment, plus or minus changes resulting from observable price changes, adjusted as of the date that an observable transaction takes place, rather than the report date. For equity investments that do not have a readily determinable fair value, this guidance is adopted prospectively for all investments that exist as of the date of adoption. The guidance allows entities to use a prospective transition approach only for securities they elect to measure using the measurement alternative.	The Company adopted this guidance during Q1 2018 using the prospective approach. The Company has elected to measure our equity instruments using the measurement alternative. Please see Note 6 for details.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Therefore, a cumulative effect adjustment related to elimination of ineffectiveness measurement is required to be recorded to the opening balance of retained earnings as of the beginning of the fiscal year of adoption for a cash flow hedge. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This guidance must be applied using a modified retrospective approach.	The Company adopted this guidance during Q1 2018 using the modified retrospective approach. As a result of the adoption, the concept of ineffectiveness from an accounting perspective is eliminated. Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as a cash flow hedge will be recognized as a component in other comprehensive income. Additionally, the Company eliminated any previously recorded ineffectiveness with a cumulative effect adjustment. Please see Note 8 for details.
ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting	The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This guidance must be applied prospectively.	The Company adopted this guidance during Q1 2018 on a prospective basis. The adoption did not have an impact on the Consolidated Financial Statements.
ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets	The guidance updates the definition of an in-substance nonfinancial asset and clarifies the scope of ASC 610-20 on the sale or transfer of nonfinancial assets to non-customers, including partial sales. It also clarifies the de-recognition guidance for nonfinancial assets to conform with the new revenue recognition standard. Either a full or modified retrospective approach can be applied.	The Company adopted this guidance during Q1 2018 using the modified retrospective approach. The Company has not had variable consideration in our sale of real estate, or partial sales of nonfinancial assets or contribution of a nonfinancial asset to form a joint venture with retained non-controlling interest. The adoption did not have an impact on the Consolidated Financial Statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers amended by ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

Update 2016-20—Technical Corrections and Improvements to (Topic 606), Revenue from Contracts with Customers

Update 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

Update 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

Update 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)	Issued on May 28, 2014, ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and specifically notes that lease contracts with customers are a scope exception. Issued on March 17, 2016, ASU 2016-08 clarifies certain aspects of the principal-versus-agent guidance in its new revenue recognition standard related to the determination of whether an entity is a principal or agent and the determination of the nature of each specified good or service. The guidance provides for practical expedients associated with the determination of whether a significant financing component exists and the expedient for recording an immediate expense for certain incremental costs of obtaining a contract with a customer.	The Company adopted this guidance during Q1 2018 using the modified retrospective approach and is using the practical expedients associated with expensing incremental costs of obtaining a contract with a customer with terms of one year or less. The adoption of this ASU did not result in any changes with respect to the timing and pattern of revenue recognition. Please refer to the revenue recognition policy note above for the additional disclosures.

In August 2018, the SEC adopted a Disclosure Update and Simplification release, which outlines Regulation S-X amendments to eliminate outdated or duplicative disclosure requirements. The final rule also amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity and capital in the notes or as a separate statements. These amendments are effective for all filings made 30 days after the amendments are published in the Federal Register, which was on October 4, 2018. The SEC announced that it would not object if the first presentation of the changes in stockholders’ equity and capital for a December 31st filer were made in the Company’s March 31, 2019 Form 10-Q. The Company plans to use the new presentation beginning in 2019.

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

Lessor Accounting

For the three months ended September 30, 2018 and September 30, 2017, the Company recognized rental revenues and tenant recoveries of $166.6 million and $175.3 million, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the Company recognized $491.2 million and $501.4 million, respectively.

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

ASC 842 requires companies to identify lease and non-lease components of a lease agreement. Lease components relate to the right to use the leased asset whereas non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset. Total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components will be governed by ASC 842, while revenue related to non-lease components will be subject to ASC 606. For lessors, the guidance provides for a practical expedient to elect a combined single lease component presentation if (i) the timing and pattern of the transfer of the combined single lease component is the same, and (ii) the related lease component, if accounted for separately, would be classified as an operating lease. The Company plans to elect the practical expedient for non-lease components that qualify to be combined under a single lease component presentation.

ASC 842 also requires lessors to capitalize only those costs that are defined as initial direct costs. Under the current accounting standards, the Company capitalizes initial direct and indirect leasing costs. During the three months ended September 30, 2018 and September 30, 2017, the Company capitalized $1.7 million and $1.8 million of indirect leasing costs, respectively. During the nine months ended September 30, 2018 and September 30, 2017, the Company capitalized $5.5 million and $5.0 million of indirect leasing costs, respectively. Under ASC 842, and based on our current policies and processes, these costs will be expensed as incurred.

Lessee Accounting

As of September 30, 2018, the future undiscounted minimum lease payments under the Company’s ground leases totaled $505.1 million. This guidance requires lessees to record a lease liability at lease inception, with a corresponding right-of-use asset, except for short-term leases. The Company continues to evaluate the amount of right-of-use asset and lease liability that will ultimately be recorded with respect to its ground lease agreements.

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
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
	The amendment permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815.	Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.	The Company is currently evaluating the impact of this update.
ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)	The amendment allows for capitalizing implementation costs incurred in a hosting arrangement that is a service contract.	Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted including adoption in any interim period.	The Company is currently evaluating the impact of this update.
ASU 2018-11, Leases (Topic 842): Targeted Improvements	The amendment provides (i) a transition option to adopt ASC 842 using the modified retrospective transition provision and (ii) a practical expedient for lessors to elect a combined single lease component presentation.	The effective date and transition requirements are the same as that in Update 2016-02 (Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.)	The Company expects to elect to use the transition method and practical expedient as described above in the Update on ASC 842 Implementation section.
ASU 2018-10, Codification Improvements to Topic 842, Leases	The amendments make 16 technical corrections to the lease standard, which include clarification of the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments.	The effective date and transition requirements are the same as that in Update 2016-02 (Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.)	The Company does not expect this update to have an impact on the Consolidated Financial Statements.
ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842	The amendments in this update permit an entity to elect an optional transition practical expedient to not evaluate under ASC 842 land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under ASC 840. Once an entity adopts ASC 842, it should apply it prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease.	The effective date and transition requirements are the same as that in Update 2016-02 (Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.)	The Company expects to elect the transition practical expedient for land easements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
3. Investment in Real Estate

Real estate held for investment

The following table summarizes the Company’s investment in real estate, at cost as of:

	September 30, 2018	December 31, 2017
Land	$1,365,387	$1,204,700
Building and improvements	4,593,702	4,389,846
Tenant improvements	469,556	397,012
Furniture and fixtures	8,965	8,576
Property under development	252,764	219,227
INVESTMENT IN REAL ESTATE, AT COST(1)	$6,690,374	$6,219,361
_____________
1. Excludes balances related to properties that have been classified as held for sale.

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

The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. The fair value of acquired “above- and below-” market leases are based on the estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended below-market term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs. The fair value of any favorable/unfavorable mark-to-market adjustment of debt assumed is based on the estimated cash flow projections utilizing interest rates available for the issuance of debt with similar terms and remaining maturities. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the assumed debt terms (ii) management’s estimate of fair market, measured over a period equal to the remaining term of the debt.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the information on the acquisitions completed during the nine months ended September 30, 2018:

Property	Submarket	Segment	Date of Acquisition	Square Feet (unaudited)	Purchase Price(1) (in millions)
6605 Eleanor Avenue(2)	Hollywood	Studio	6/7/2018	22,823	$18.0
1034 Seward Street(2)	Hollywood	Studio	6/7/2018	18,673	12.0
One Westside and 10850 Pico(3)	West Los Angeles	Office	8/31/2018	595,987	190.0
TOTAL ACQUISITIONS				637,483	$220.0
_____________
1. Represents purchase price before certain credits, prorations and closing costs.
2. The properties are adjacent to, and now form part of, the Sunset Las Palmas Studios property and consist of sound stages, production office and support space.
3. The Company purchased the property through a joint venture with Macerich. The Company owns 75% of the ownership interest in the consolidated joint venture.

The Company’s acquisitions did not meet the definition of a business and were therefore accounted for as asset acquisitions. In accordance with asset acquisitions, the purchase price includes capitalized acquisition costs. The following table represents the Company’s final aggregate purchase price accounting, as of the respective acquisition dates, for each of the Company’s acquisitions completed in the nine months ended September 30, 2018:

	6605 Eleanor Avenue	1034 Seward Street	One Westside and 10850 Pico	Total
Total consideration
Cash consideration for real estate investments	$18,071	$12,095	$40,986	$71,152
Cash consideration for U.S. Government securities	—	—	149,176	149,176
Debt assumed	—	—	139,003	139,003
Redeemable non-controlling interest in consolidated real estate entity	—	—	12,749	12,749
TOTAL CONSIDERATION	$18,071	$12,095	$341,914	$372,080

Allocation of consideration
Investment in real estate	$18,071	$12,095	$196,444	$226,610
U.S. Government securities	—	—	149,176	149,176
Deferred leasing costs and in-place lease intangibles(1)	—	—	826	826
Above-market leases(2)	—	—	605	605
Below-market leases(3)	—	—	(5,137)	(5,137)
TOTAL	$18,071	$12,095	$341,914	$372,080
_____________
1. Represents weighted-average amortization period of 4.22 years.
2. Represents weighted-average amortization period of 5.42 years.
3. Represents weighted-average amortization period of 17.19 years.

On October 9, 2018, the Company purchased, through a joint venture with Allianz, the Ferry Building property located in San Francisco, California. On October 23, 2018, the Company purchased the 6660 Santa Monica property located in Hollywood, California. See Note 19 for details.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Dispositions

The following table summarizes the properties sold during the nine months ended September 30, 2018. These properties were non-strategic assets to the Company’s portfolio:

Property	Date of Disposal	Approximate Square Feet	Sales Price(1) (in millions)
Embarcadero Place	1/25/2018	197,402	$136.0
2600 Campus Drive (building 6 of Peninsula Office Park)	1/31/2018	63,050	22.5
2180 Sand Hill	3/1/2018	45,613	82.5
9300 Wilshire	4/10/2018	61,422	13.8
Peninsula Office Park	7/27/2018	447,739	210.0
TOTAL DISPOSITIONS		815,226	$464.8
_________________
1. Represents gross sales price before certain credits, prorations and closing costs.

These dispositions met the criteria in ASC 610 for recognizing gains of $3.7 million and $43.3 million for the three and nine months ended September 30, 2018, which is included in the gains on sale of real estate line item in the Consolidated Statements of Operations.

Held for Sale

The Company had five properties classified as held for sale as of December 31, 2017. All five properties have been disposed of during 2018. The Company had no properties classified as held for sale as of September 30, 2018.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of:

	September 30, 2018	December 31, 2017
ASSETS
Investment in real estate, net	$—	$396,846
Accounts receivable, net	—	213
Straight-line rent receivables, net	—	5,225
Deferred leasing costs and lease intangible assets, net	—	9,589
Prepaid expenses and other assets, net	—	58
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$—	$411,931

LIABILITIES
Accounts payable, accrued liabilities and other	$—	$1,808
Lease intangible liabilities, net	—	485
Security deposits and prepaid rent	—	2,610
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$—	$4,903

Impairment of Long-Lived Assets

No impairment indicators have been noted and the Company recorded no impairment charges for the nine months ended September 30, 2018.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	September 30, 2018	December 31, 2017
Above-market leases	$9,600	$18,028
Accumulated amortization	(7,222)	(15,131)
Above-market leases, net	2,378	2,897
Deferred leasing costs and in-place lease intangibles	315,232	301,945
Accumulated amortization	(121,592)	(127,703)
Deferred leasing costs and in-place lease intangibles, net	193,640	174,242
Below-market ground leases	68,388	68,388
Accumulated amortization	(8,306)	(6,498)
Below-market ground leases, net	60,082	61,890
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET(1)	$256,100	$239,029

Below-market leases	$95,533	$103,597
Accumulated amortization	(53,173)	(55,019)
Below-market leases, net	42,360	48,578
Above-market ground leases	1,095	1,095
Accumulated amortization	(166)	(133)
Above-market ground leases, net	929	962
LEASE INTANGIBLE LIABILITIES, NET(1)	$43,289	$49,540
__________________
1. Excludes balances related to properties that have been classified as held for sale.

On October 9, 2018, the Company entered into a joint venture with Allianz to purchase the Ferry Building property located in San Francisco, California. The deferred leasing costs and lease intangibles related to this acquisition are excluded from the table above. See Note 19 for details.

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Above-market leases(1)	$(355)	$(1,855)	$(1,238)	$(5,122)
Deferred leasing costs and in-place lease intangibles(2)	$(11,038)	$(17,376)	$(34,157)	$(57,813)
Below-market ground leases(3)	$(602)	$(629)	$(1,840)	$(2,121)
Below-market leases(1)	$3,584	$5,776	$11,509	$19,448
Above-market ground leases(3)	$11	$11	$33	$33
__________________
1. Amortization is recorded in revenues in the Consolidated Statements of Operations.
2. Amortization is recorded in depreciation and amortization expenses and office rental revenues in the Consolidated Statements of Operations.
3. Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.

5. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts is discussed in the Company’s 2017 Annual Report on Form 10-K.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Accounts receivable

The following table summarizes the Company’s accounts receivable, net of allowance for doubtful accounts as of:

	September 30, 2018	December 31, 2017
Accounts receivable	$14,383	$6,706
Allowance for doubtful accounts	(2,258)	(2,472)
ACCOUNTS RECEIVABLE, NET(1)	$12,125	$4,234
_____________
1. Excludes balances related to properties that have been classified as held for sale.

Straight-line rent receivable

The following table represents the Company’s straight-line rent receivables, net of allowance for doubtful accounts as of:

	September 30, 2018	December 31, 2017
Straight-line rent receivables	$131,713	$106,466
Allowance for doubtful accounts	—	—
STRAIGHT-LINE RENT RECEIVABLES, NET(1)	$131,713	$106,466
_____________
1. Excludes balances related to properties that have been classified as held for sale.

6. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	September 30, 2018	December 31, 2017
Derivative assets	$26,988	$12,586
Goodwill	8,754	8,754
Non-real estate investment	2,713	1,785
Investment in unconsolidated entities	92	14,240
Other	54,062	23,774
PREPAID EXPENSES AND OTHER ASSETS, NET(1)	$92,609	$61,139
_____________
1. Excludes balances related to properties that have been classified as held for sale.

Goodwill

No goodwill impairment indicators have been noted during the nine months ended September 30, 2018.

Non-real estate investment

In September 2016, the Company entered into an agreement to receive shares of a non-public company in lieu of rental revenues and tenant recoveries. The shares were accounted for under the cost method of accounting as there was no readily determinable fair value. The investment in the shares has been accounted for under ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, since the Company adopted ASU 2016-01 on January 1, 2018, at which point the Company elected the measurement alternative. This standard requires the Company to mark the investment in shares to fair value based on Level 2 inputs, whenever fair value is readily available or observable. Changes in fair value are included in the unrealized gain on non-real estate investment line item on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
7. Debt

The following table sets forth information with respect to our outstanding indebtedness:

	September 30, 2018	December 31, 2017	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$110,000	$100,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term loan A(2)(5)	300,000	300,000	LIBOR + 1.20% to 1.70%	4/1/2020	(6)
Term loan C(2)	75,000	75,000	LIBOR + 1.30% to 2.20%	11/17/2020
Term loan B(2)(7)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term loan D(2)(8)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A notes	110,000	110,000	4.34%	1/2/2023
Series E notes	50,000	50,000	3.66%	9/15/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series D notes	150,000	150,000	3.98%	7/6/2026
Registered senior notes	400,000	400,000	3.95%	11/1/2027
Series C notes	56,000	56,000	4.79%	12/16/2027
Total unsecured debt	1,985,000	1,975,000

Secured debt
Sunset Gower Studios/Sunset Bronson Studios(9)	5,001	5,001	LIBOR + 2.25%	3/4/2019	(4)
Met Park North(10)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(11)	27,018	27,418	5.32%	3/11/2022
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(12)	101,000	101,000	3.38%	11/6/2028
Rincon Center	—	98,392	5.13%	N/A
Total secured debt	365,519	464,311
Total unsecured and secured debt	2,350,519	2,439,311
Unamortized deferred financing costs and loan discounts(13)	(17,724)	(17,931)
TOTAL UNSECURED AND SECURED DEBT, NET	$2,332,795	$2,421,380

IN-SUBSTANCE DEFEASED DEBT(14)	$139,003	$—	4.47%	10/1/2022
_________________
1. Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2018, which may be different than the interest rates as of December 31, 2017 for corresponding indebtedness.
2. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of September 30, 2018, no such election had been made.
3. The Company has a total capacity of $600.0 million under its unsecured revolving credit facility.
4. The maturity date may be extended once for an additional one-year term.
5. The interest rate on the outstanding balance of the term loan was effectively fixed at 2.56% to 3.06% per annum through the use of two interest rate swaps. See Note 8 for details.
6. The maturity date may be extended twice, each time for an additional one-year term.
7. The interest rate on the outstanding balance of the term loan was effectively fixed at 2.96% to 3.46% per annum through the use of two interest rate swaps. See Note 8 for details.
8. The interest rate on the outstanding balance of the term loan was effectively fixed at 2.63% to 3.13% per annum through the use of an interest rate swap. See Note 8 for details.
9. The Company has the ability to draw up to $257.0 million under its construction loan, subject to lender required submissions. This loan is also secured by the Company’s ICON and CUE properties.
10. This loan bears interest only. The interest rate on the full loan amount has been effectively fixed at 3.71% per annum through the use of an interest rate swap. See Note 8 for details.
11. Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
12. The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
13. Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility.
14. On August 31, 2018, the Company assumed the debt held by a trust subsidiary of the consolidated joint venture that owns the One Westside and 10850 Pico properties. While the Company owns 75% of the ownership interest in the joint venture, the full amount of the loan is shown. The joint venture has, in-substance, defeased the debt by purchasing U.S. Government securities, which are intended to generate cash flows to fund loan obligations through the early prepayment date of the debt. Monthly debt service includes annual debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.

Current year activity

During the nine months ended September 30, 2018, the outstanding borrowings on the unsecured revolving credit facility increased by $10.0 million, net of paydowns. The Company uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

On February 1, 2018, the Company paid in full the debt secured by its Rincon Center property, which was due to mature in May 2018.

On March 13, 2018, the operating partnership entered into the amended and restated credit agreement with various financial institutions. The amended and restated credit agreement modifies the operating partnership’s unsecured revolving credit facility and its term loans as discussed under the Term Loan and Credit Facility section below.

On August 31, 2018, a trust subsidiary of the consolidated joint venture that owns One Westside and 10850 Pico purchased $149.2 million of government-backed securities and assumed $139.0 million of debt. The securities are intended to generate cash flows to fund loan obligations through the early prepayment date of the loan. This transaction does not qualify as an extinguishment of debt, since the Company will be responsible if there is a shortfall in the assets deposited into the trust. The securities are investments held to maturity and are carried at amortized cost on our Consolidated Balance Sheets.

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

Loan agreements include events of default that the Company believes are usual for loans and transactions of this type. As of the date of this filing, there have been no events of default associated with the Company’s loans.

The following table summarizes the minimum future principal payments due (before the impact of extension options, if applicable) on the Company's debt as of September 30, 2018:

Year	In-substance Defeased Debt	Unsecured and Secured Debt
Remaining 2018	$780	$138
2019	3,193	5,569
2020	3,323	440,095
2021	3,494	632
2022	128,213	610,085
Thereafter	—	1,294,000
TOTAL	$139,003	$2,350,519

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

The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	September 30, 2018	December 31, 2017
Outstanding borrowings	$110,000	$100,000
Remaining borrowing capacity	490,000	300,000
TOTAL BORROWING CAPACITY	$600,000	$400,000
Interest rate(1)(2)	LIBOR + 1.05% to 1.50%	LIBOR + 1.15% to 1.85%
Annual facility fee rate(1)	0.15% or 0.30%	0.20% or 0.35%
Contractual maturity date(3)	3/13/2022	4/1/2019
_________________
1. The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of September 30, 2018, no such election had been made.
2. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s specified base rate plus an applicable margin. As of September 30, 2018, no such election had been made.
3. The maturity date may be extended once for an additional one-year term.

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

The following table summarizes existing covenants and their covenant levels related to our unsecured revolving credit facility, term loans, and series A, B, C, D and E notes, when considering the most restrictive terms:

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

The operating partnership was in compliance with its financial covenants as of September 30, 2018.

Repayment Guarantees

Registered Senior Notes

The Company has fully and unconditionally guaranteed the operating partnership’s $400.0 million registered senior notes due November 1, 2027.

Sunset Gower Studios and Sunset Bronson Studios Loan

In connection with the loan secured by the Sunset Gower Studios and Sunset Bronson Studios properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. As of September 30, 2018, the outstanding balance of the construction loan was $5.0 million, which results in a maximum guarantee amount for the principal under this loan of $1.0 million. The Company has the ability to draw up to $257.0 million under the construction loan, subject to lender required submissions. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

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

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross interest expense(1)	$22,136	$24,107	$66,081	$70,345
Capitalized interest	(3,439)	(2,831)	(10,643)	(7,817)
Amortization of deferred financing costs and loan discount	1,434	1,185	4,527	3,558
INTEREST EXPENSE	$20,131	$22,461	$59,965	$66,086
_________________
1. Includes interest on the Company’s debt and hedging activities.

8. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had six interest rate swaps with aggregate notional amounts of $839.5 million as of September 30, 2018 and December 31, 2017. These derivatives were

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
designated as effective cash flow hedges for accounting purposes. There is no impact on the Company’s Consolidated Statements of Cash Flows.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of September 30, 2018:

					Strike Rate Range(1)
Underlying Debt Instrument	Number of Hedges	Notional Amount	Effective Date	Maturity Date	Low	High	Fair Value
Met Park North	1	$64,500	August 2013	August 2020	2.16%	2.16%	$731
Term loan A(2)	2	300,000	July 2016	April 2020	2.56%	3.06%	5,748
Term loan B(3)	2	350,000	July 2016	April 2022	2.96%	3.46%	13,267
Term loan D(4)	1	125,000	June 2016	November 2022	2.63%	3.13%	7,242
TOTAL	6	$839,500					$26,988
_____________
1. The rate is based on the operating partnership’s leverage ratio.
2. On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest rate was effectively fixed at 2.75% to 3.65%.
3. On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest rate was effectively fixed at 3.36% to 4.31%.
4. On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest rate was effectively fixed at 3.03% to 3.98%.

On January 1, 2018, the Company early adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). As a result of the adoption, the Company is no longer recognizing unrealized gains or losses related to ineffective portions of its derivatives. The Company recognized a $231 thousand cumulative-effect adjustment to other comprehensive income, with a corresponding adjustment to the opening balance of retained earnings (accumulated deficit). For the three and nine months ended September 30, 2017, the Company recognized an unrealized loss of $37 thousand and $82 thousand, respectively, reflected in the unrealized loss on ineffective portion of derivatives line item on the Consolidated Statements of Operations.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of September 30, 2018, the Company expects $8.6 million of unrealized gain included in accumulated other comprehensive income will be reclassified to interest expense in the next 12 months.

9. Income Taxes

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2018, the Company has not established a liability for uncertain tax positions.

The Company and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRS are no longer subject to tax examinations by tax authorities for years prior to 2013. The Company has assessed its tax positions for all open years, which include 2013 to 2017, and concluded that there are no material uncertainties to be recognized.

10. Future Minimum Lease Payments

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rent expense for ground leases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contingent rental expense	$2,149	$2,191	$7,697	$6,025
Minimum rental expense	$4,344	$2,952	$11,817	$9,203

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of September 30, 2018:

Year	Ground Leases(1)
Remaining 2018	$3,967
2019	15,866
2020	15,866
2021	15,866
2022	15,866
Thereafter	437,646
TOTAL	$505,077
_________________
1. In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of September 30, 2018.

On October 9, 2018, the Company entered into a joint venture with Allianz to purchase the Ferry Building property located in San Francisco, California. The land on which the Ferry Building is located is subject to long-term non-cancellable ground lease agreements. The future minimum lease payments are excluded from the table above. See Note 19 for details.

11. Fair Value of Financial Instruments

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets(1)	$—	$26,988	$—	$26,988	$—	$12,586	$—	$12,586
Derivative liabilities(2)	$—	$—	$—	$—	$—	$265	$—	$265
Non-real estate investment(1)(3)	$—	$2,713	$—	$2,713	$—	$—	$—	$—
_____________
1. Included in the prepaid expenses and other assets line item on the Consolidated Balance Sheets.
2. Included in the accounts payable, accrued liabilities and other line item on the Consolidated Balance Sheets.
3. Related to our investment in shares in a non-public company. Pursuant to our adoption of ASU 2016-01 during 2018, the Company marked the investment to fair value during the second quarter of 2018. The investment was not fair valued in 2017 and was accounted for under the cost method.

Other Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value, using Level 1 inputs, because of the short-term nature of these instruments. Fair value for investment in securities are estimates based on Level 1 inputs. Fair values for debt are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs.

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Government securities	$148,315	$148,328	$—	$—
Unsecured debt(1)(2)	$1,984,333	$1,928,411	$1,974,278	$1,960,560
Secured debt(1)	$365,519	$353,810	$464,311	$458,441
In-substance defeased debt	$139,003	$136,515	$—	$—
_________________
1. Amounts represent debt excluding net deferred financing costs.
2. The $400.0 million registered senior notes were issued at a discount. The discount, net of amortization, was $667 thousand and $722 thousand at September 30, 2018 and December 31, 2017, respectively, and is included within unsecured debt.

The One Westside and 10850 Pico acquisition included the assumption of debt which was, in-substance, defeased through the purchase of government-backed securities. As of September 30, 2018, the Company had $42 thousand of gross unrealized gains and $28 thousand of gross unrealized losses. The following table summarizes the carrying value and fair value of our securities by the contractual maturity date:

	Carrying Value	Fair Value
Due in 1 year	$6,107	$6,120
Due in 1 year through 5 years	142,208	142,208
Total	$148,315	$148,328

12. Stock-Based Compensation

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

In December 2015, the compensation committee of the Board (the “Compensation Committee”) awarded a one-time special retention award to certain executives. The grants consist of time-based awards and performance-based awards. The time-based awards vest in equal 25% installments over a four-year period, subject to the participant’s continued employment. The performance-based awards vest over a four-year period, subject to the achievement of applicable performance goals and the participant’s continued employment.

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

The per unit fair value of the grants from the 2018 OPP Plan was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumption
Expected price volatility for the Company	20.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	2.37%
Dividend yield	2.90%

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expensed stock compensation(1)	$4,292	$3,449	$12,919	$11,237
Capitalized stock compensation(2)	282	217	802	635
TOTAL STOCK COMPENSATION(3)	$4,574	$3,666	$13,721	$11,872
_________________
1. Amounts are recorded in general and administrative expenses in the Consolidated Statements of Operations.
2. Amounts are recorded in deferred leasing costs and lease intangible assets, net and investment in real estate, at cost in the Consolidated Balance Sheets.
3. Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership in the Consolidated Balance Sheets.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
13. Earnings Per Share

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

The following table reconciles the numerator and denominator in computing Hudson Pacific Properties, Inc.’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Basic and diluted net income available to common stockholders	$17,367	$11,064	$82,146	$35,132
Denominator:
Basic weighted average common shares outstanding	155,649,110	155,302,800	155,637,351	152,874,952
Effect of dilutive instruments(1)	1,020,137	790,936	991,137	773,936
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	156,669,247	156,093,736	156,628,488	153,648,888
Basic earnings per common share	$0.11	$0.07	$0.53	$0.23
Diluted earnings per common share	$0.11	$0.07	$0.52	$0.23
________________
1. The Company includes unvested awards and convertible common units as contingently issuable shares in the computation of diluted earnings per share once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the numerator and denominator in computing Hudson Pacific Properties, L.P.’s basic and diluted earnings per unit for net income available to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Basic and diluted net income available to common unitholders	$17,430	$11,105	$82,445	$35,388
Denominator:
Basic weighted average common units outstanding	156,218,155	155,871,845	156,206,396	153,736,796
Effect of dilutive instruments(1)	1,020,137	790,936	991,137	773,936
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	157,238,292	156,662,781	157,197,533	154,510,732
Basic earnings per common unit	$0.11	$0.07	$0.53	$0.23
Diluted earnings per common unit	$0.11	$0.07	$0.52	$0.23
________________
1. The operating partnership includes unvested awards as contingently issuable units in the computation of diluted earnings per unit once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per unit calculation.

14. Redeemable Non-Controlling Interest

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

Redeemable non-controlling interest in consolidated real estate entity

The Company has a 75% interest in the joint venture that owns the One Westside and 10850 Pico properties. The Company has a put right, after a specified time, to sell its interest at fair market value. Macerich has a put right, after a specified time, to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. The put right is not currently redeemable. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. Once the redemption is probable, the carrying amount will be marked to market with the change in value reflected in additional paid-in capital.

15. Equity

The table below presents the effect of the Company’s derivatives on accumulated other comprehensive income (“OCI”):

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2018	$13,227	$49	$13,276
Unrealized gain recognized in OCI due to change in fair value	16,159	58	16,217
Income reclassified from OCI into income (as interest expense)	(1,782)	(6)	(1,788)
Net change in OCI	14,377	52	14,429
Cumulative adjustment related to adoption of ASU 2017-12	230	1	231
BALANCE AT SEPTEMBER 30, 2018	$27,834	$102	$27,936

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

The following table summarizes the ownership of common units, excluding unvested restricted units as of:

	September 30, 2018	December 31, 2017
Company-owned common units in the operating partnership	155,649,125	155,602,508
Company’s ownership interest percentage	99.6%	99.6%
Non-controlling common units in the operating partnership(1)	569,045	569,045
Non-controlling ownership interest percentage(1)	0.4%	0.4%
_________________
1. Represents common units held by certain of the Company’s executive officers and directors, certain of their affiliates and other outside investors.

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

The Company’s at-the-market, or ATM, program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the nine months ended September 30, 2018. A cumulative total of $20.1 million has been sold as of September 30, 2018.

Share repurchase program

On January 20, 2016, the Board authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc., which the Board increased to a total of $250.0 million on March 8, 2018. The Company may determine to commence repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors. No share repurchases have been made as of September 30, 2018.

Dividends

The Board declared dividends on a quarterly basis and the Company paid the dividends during the quarters in which the dividends were declared. The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock(1)	$0.25	$0.25	$0.75	$0.75
Common units (1)	$0.25	$0.25	$0.75	$0.75
Series A preferred units (1)	$0.3906	$0.3906	$1.1718	$1.1718
_________________
1. The third quarter dividends were paid on September 28, 2018 to shareholders and unitholders of record on September 18, 2018.

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

Ferry Building Acquisition from an Affiliate of Blackstone

On October 9, 2018, the Company entered into a joint venture with Allianz to purchase the Ferry Building from certain affiliates of Blackstone for $291.0 million before prorations, credits and closing costs. Michael Nash, a director on the Board, is a senior managing director of an affiliate of Blackstone.

Disposal of Pinnacle I and Pinnacle II to certain affiliates of Blackstone

On November 16, 2017, the consolidated joint venture that owned Pinnacle I and Pinnacle II sold the properties to certain affiliates of Blackstone for $350.0 million, before credits, prorations and closing costs, including the assumption of $216.0 million of secured debt. Michael Nash, a director on the Board, is a senior managing director of an affiliate of Blackstone.

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

17. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
position or cash flows. As of September 30, 2018, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of September 30, 2018, the Company has outstanding letters of credit totaling approximately $2.6 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

18. Supplemental Cash Flow Information

Supplemental cash flow information is included as follows:

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest, net of capitalized interest	$50,692	$47,852
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$12,624	$(6,740)
Reclassification of investment in unconsolidated entities for real estate investments	$—	$7,835
Assumption of debt in connection with property acquisitions	$139,003	$—
Redeemable non-controlling interest in consolidated real estate entity	$12,749	$—

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

	Nine Months Ended September 30,
	2018	2017
Beginning of period:
Cash and cash equivalents	$78,922	$83,015
Restricted cash	22,358	25,177
TOTAL	$101,280	$108,192

End of period:
Cash and cash equivalents	$52,456	$87,723
Restricted cash	10,782	25,784
TOTAL	$63,238	$113,507

19. Subsequent Events

On October 5, 2018, the Company entered into an agreement to invest in a real estate technology venture capital fund. The Company is committed to funding up to $20.0 million.

On October 9, 2018, the Company purchased, through a joint venture with Allianz, the Ferry Building property for $291.0 million (before credits, prorations and closing costs). The Company has a 55% interest in the joint venture. The Ferry Building property, which includes 192,532 square feet of Class A office and 75,486 square feet of retail, is located in San Francisco, California. The land on which the Ferry Building is located is subject to long-term non-cancellable ground lease agreements. The Company is currently in the process of determining the purchase price accounting.

On October 23, 2018, the Company purchased the 6660 Santa Monica property located in Hollywood, California for $10.0 million (before credits, prorations and closings costs). The 11,200-square-foot property is adjacent to, and now forms part of, the Sunset Las Palmas Studios property. The Company is currently in the process of determining the purchase price accounting.

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

Overview

The following table identifies the properties in our portfolio as of September 30, 2018:

Properties	Acquisition Date	Acquisition/Estimated Rentable Square Feet	Consideration Paid (in thousands)
Acquired properties:
875 Howard	2/15/2007	286,270	$—
Sunset Gower Studios	8/17/2007	543,709	—
6040 Sunset(1)	8/17/2007	114,958	—
Sunset Bronson Studios	1/30/2008	313,723	—
Del Amo	8/13/2010	113,000	27,327
1455 Market(2)	12/16/2010	1,012,012	92,365
Rincon Center	12/16/2010	580,850	184,571
10950 Washington	12/22/2010	158,873	46,409
604 Arizona	7/26/2011	44,260	21,373
275 Brannan	8/19/2011	51,710	12,370
625 Second	9/1/2011	136,906	57,119
6922 Hollywood	11/22/2011	205,523	92,802
6050 Sunset & 1445 Beachwood	12/16/2011	20,761	6,502
10900 Washington	4/5/2012	9,919	2,605
901 Market	6/1/2012	212,319	90,871
Element LA (includes 1861 Bundy)	9/5/2012 & 9/23/2013	277,919	99,936
1455 Gordon	9/21/2012	6,000	2,385
3401 Exposition	5/22/2013	63,376	25,722
Seattle Portfolio (83 King, 505 First, Met Park North and Northview Center)	7/31/2013	845,200	368,389
411 First (formerly known as Merrill Place)	2/12/2014	193,153	57,034
EOP Northern California Portfolio (see table on next page for property list)	4/1/2015	6,366,882	3,048,601
Fourth & Traction(3)	5/22/2015	120,937	49,250
Maxwell(4)	8/17/2015	83,285	40,000
11601 Wilshire(5)	7/1/2016 & 6/15/2017	500,475	357,953
Hill7(6)	10/7/2016	285,680	180,167
Page Mill Hill	12/12/2016	182,676	149,895
Sunset Las Palmas Studios (includes 6666 Santa Monica, 6605 Eleanor Avenue and 1034 Seward Street)	5/1/2017 & 6/29/2017 & 6/7/2018	414,646	237,866
One Westside and 10850 Pico (collectively, formerly known as Westside Pavilion)(7)	8/31/2018	571,939	341,914
Development properties(8):
ICON(9)	N/A	325,757	N/A
450 Alaskan(10)	N/A	170,974	N/A
CUE(11)	N/A	91,953	N/A
95 Jackson(12)	N/A	31,659	N/A
EPIC(13)	N/A	302,102	N/A
Harlow(14)	N/A	106,125	N/A
TOTAL(15)		14,745,531	$5,593,426
_________________
1. This development was completed in June 2008.
2. We have a 55% ownership interest in the consolidated joint venture that owns the 1455 Market property.
3. This development was completed in the second quarter of 2017.
4. We estimate this redevelopment will be completed in the fourth quarter of 2018 and stabilized in the third quarter of 2019. As a result of this redevelopment, the estimated rentable square footage increased to 99,090.
5. We acquired the building and partial interest in the land on July 1, 2016 and acquired the remaining interest in the land on June 15, 2017.

6. We have a 55% ownership interest in the consolidated joint venture that owns the Hill7 property.
7. We have a 75% ownership interest in the consolidated joint venture that owns the One Westside and 10850 Pico properties. We plan to redevelop our One Westside property which is anticipated to increase the rentable square footage to approximately 595,987.
8. Includes properties that were related to acquisitions that were subsequently developed by us.
9. The land related to this development was included in our acquisition of Sunset Bronson Studios. We completed this development in the fourth quarter of 2016.
10. The land related to this development was included in our acquisition of 411 First. We completed this development in the third quarter of 2017.
11. The land related to this development was included in our acquisition of Sunset Bronson Studios. We completed this development in the third quarter of 2017.
12. The land related to this development was included in our acquisition of 411 First. We completed this development in the second quarter of 2018.
13. The land related to this development was included in our acquisition of Sunset Bronson Studios. We estimate this development will be completed in the first quarter of 2020 and stabilized in the third quarter of 2021.
14. The land related to this development was included in our acquisition of Sunset Las Palmas Studios. We estimate this development will be completed in the first quarter of 2020 and stabilized in the fourth quarter of 2020.
15. Excludes the Ferry Building property which was acquired on October 9, 2018. We have a 55% ownership interest in the joint venture that owns the Ferry Building property. See Part I, Item 1 “Note 19 to our Consolidated Financial Statements—Subsequent events” for details.

The following table identifies the properties we own as of September 30, 2018 that were acquired as part of the EOP Acquisition:

Properties	Acquisition Square Feet
1740 Technology	206,876
333 Twin Dolphin	182,789
3176 Porter	42,899
3400 Hillview	207,857
555 Twin Dolphin	198,936
Campus Center	471,580
Clocktower Square	100,344
Concourse	944,386
Foothill Research Center	195,376
Gateway	609,093
Metro Center	730,215
Metro Plaza	456,921
Page Mill Center	176,245
Palo Alto Square	328,251
Shorebreeze	230,932
Skyport Plaza	418,086
Skyway Landing	247,173
Techmart	284,440
Towers at Shore Center	334,483
TOTAL	6,366,882

The following table identifies the properties that were disposed through September 30, 2018:

Properties	Disposition Date	Approximate Square Feet	Sales Price(1) (in millions)
City Plaza	7/12/2013	333,922	$56.0
Tierrasanta	7/16/2014	112,300	19.5
First Financial	3/6/2015	223,679	89.0
Bay Park Plaza	9/29/2015	260,183	90.0
Bayhill Office Center	1/14/2016	554,328	215.0
Patrick Henry Drive	4/7/2016	70,520	19.0
One Bay Plaza	6/1/2016	195,739	53.4
12655 Jefferson	11/4/2016	100,756	80.0
222 Kearny	2/14/2017	148,797	51.8
3402 Pico	3/21/2017	50,687	35.0
Pinnacle I and Pinnacle II(2)	11/16/2017	623,777	350.0
Embarcadero Place	1/25/2018	197,402	136.0
2600 Campus Drive (building 6 of Peninsula Office Park)	1/31/2018	63,050	22.5
2180 Sand Hill	3/1/2018	45,613	82.5
9300 Wilshire	4/10/2018	61,422	13.8
Peninsula Office Park	7/27/2018	447,739	210.0
TOTAL(3)(4)		3,489,914	$1,523.5
_________________
1. Represents gross sales price before certain credits, prorations and closing costs.
2. We sold our 65% ownership interest in the consolidate joint venture.
3. Excludes the disposition of 45% interest in 1455 Market office property on January 7, 2015.
4. Excludes our sale of an option to acquire land at 9300 Culver on December 6, 2016.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in Part I, Item 1 of this Quarterly Report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”) from continuing operations. NOI is not a measure of operating results or cash flows from operating activities or cash flows as measured by GAAP and should not be considered an alternative operating income, as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions. All companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management because when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing a perspective not immediately apparent from operating income. We calculate NOI as net income (loss) excluding corporate general and administrative expenses, depreciation and amortization, impairments, gains/losses on sales of real estate, interest expense, transaction-related expenses and other non-operating items. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI on a cash basis is NOI adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and other non-cash adjustments to revenue and expenses.

Management further analyzes NOI by evaluating the performance from the following property groups:

• Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of July 1, 2017 and still owned and included in the stabilized portfolio as of September 30, 2018;

• Non-same-store properties, which includes held for sale properties, development projects, redevelopment properties and lease-up properties as of September 30, 2018 and other properties not owned or not in operation from July 1, 2017 through September 30, 2018.

The following table reconciles net income to NOI:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
Net income	$20,270	$14,510	$5,760	39.7%
Adjustments:
Interest expense	20,131	22,461	(2,330)	(10.4)
Interest income	(418)	(44)	(374)	850.0
Unrealized loss on ineffective portion of derivatives	—	37	(37)	(100.0)
Transaction-related expenses	165	598	(433)	(72.4)
Other income	(25)	(1,402)	1,377	(98.2)
Gains on sale of real estate	(3,735)	—	(3,735)	(100.0)
Operating income	36,388	36,160	228	0.6
Adjustments:
General and administrative	14,280	13,013	1,267	9.7
Depreciation and amortization	62,224	71,158	(8,934)	(12.6)
NOI	$112,892	$120,331	$(7,439)	(6.2)%

Same-store NOI	$82,457	$79,211	$3,246	4.1%
Non-same-store NOI	30,435	41,120	(10,685)	(26.0)
NOI	$112,892	$120,331	$(7,439)	(6.2)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Three Months Ended September 30,
	2018	2017
Same-store office
Number of properties	31	31
Rentable square feet	7,833,206	7,833,206
Ending % leased	94.4%	96.2%
Ending % occupied	93.1%	93.0%
Average % occupied for the period	92.8%	93.6%
Average annual rental rate per square foot	$46.74	$43.51

Same-store studio
Number of properties	3	3
Rentable square feet	1,204,927	1,204,927
Average % occupied for the period(1)	88.9%	N/A
_____________
1. Percent occupied for same-store studio is the average percent occupied for the 12 months ended September 30, 2018. Trailing twelve-month occupancy for September 30, 2017 is not applicable as the Sunset Las Palmas property was acquired in May 2017.

The following table gives further detail on our NOI:

	Three Months Ended September 30,
	2018			2017
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
REVENUES
Office
Rental	$87,148	$42,815	$129,963	$85,319	$53,838	$139,157
Tenant recoveries	18,220	6,395	24,615	17,364	7,618	24,982
Parking and other	4,997	1,871	6,868	3,959	4,076	8,035
Total office revenues	110,365	51,081	161,446	106,642	65,532	172,174

Studio
Rental	11,161	570	11,731	11,012	—	11,012
Tenant recoveries	166	133	299	133	—	133
Other property-related revenue	6,988	—	6,988	6,561	—	6,561
Other	234	—	234	141	—	141
Total studio revenues	18,549	703	19,252	17,847	—	17,847

Total revenues	128,914	51,784	180,698	124,489	65,532	190,021

OPERATING EXPENSES
Office operating expenses	36,080	21,215	57,295	34,690	24,412	59,102
Studio operating expenses	10,377	134	10,511	10,588	—	10,588
Total operating expenses	46,457	21,349	67,806	45,278	24,412	69,690

Office NOI	74,285	29,866	104,151	71,952	41,120	113,072
Studio NOI	8,172	569	8,741	7,259	—	7,259
NOI	$82,457	$30,435	$112,892	$79,211	$41,120	$120,331

The following table gives further detail on our change in NOI:

	Three Months Ended September 30, 2018 as compared to Three Months Ended September 30, 2017
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
REVENUES
Office
Rental	$1,829	2.1%	$(11,023)	(20.5)%	$(9,194)	(6.6)%
Tenant recoveries	856	4.9	(1,223)	(16.1)	(367)	(1.5)
Parking and other	1,038	26.2	(2,205)	(54.1)	(1,167)	(14.5)
Total office revenues	3,723	3.5	(14,451)	(22.1)	(10,728)	(6.2)

Studio
Rental	149	1.4	570	100.0	719	6.5
Tenant recoveries	33	24.8	133	100.0	166	124.8
Other property-related revenue	427	6.5	—	100.0	427	6.5
Other	93	66.0	—	100.0	93	66.0
Total studio revenues	702	3.9	703	100.0	1,405	7.9

Total revenues	4,425	3.6	(13,748)	(21.0)	(9,323)	(4.9)

OPERATING EXPENSES
Office operating expenses	1,390	4.0	(3,197)	(13.1)	(1,807)	(3.1)
Studio operating expenses	(211)	(2.0)	134	100.0	(77)	(0.7)
Total operating expenses	1,179	2.6	(3,063)	(12.5)	(1,884)	(2.7)

Office NOI	2,333	3.2	(11,254)	(27.4)	(8,921)	(7.9)
Studio NOI	913	12.6	569	100.0	1,482	20.4
NOI	$3,246	4.1%	$(10,685)	(26.0)%	$(7,439)	(6.2)%

NOI decreased $7.4 million, or 6.2%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily resulting from a:

• $2.3 million, or 3.2%, increase in NOI from our same-store office properties resulting primarily from an increase in rental revenues relating to leases signed at our Rincon Center (Google LLC) property at a higher rate than expiring leases, partially offset by lease expirations at our Foothill Research Center (Robert Bosch GmbH) property. In addition, the increase in NOI was partially offset by an increase in office operating expenses primarily due to ground rent expense at our 3400 Hillview property. Parking and other revenues increased primarily due to our ICON property.

• $11.3 million, or 27.4%, decrease in NOI from our non-same-store office properties resulting primarily from our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The decrease was partially offset by the commencement of leases at our CUE (Netflix, Inc.), Hill7 (WeWork Companies Inc.), 450 Alaskan (Saltchuk) and Metro Center (Qualys, Inc.) properties.

• $0.9 million, or 12.6%, increase in NOI from our same-store studio properties resulting primarily from an increase in rental revenues, increase in other property-related revenues and decrease in operating expenses. The increase was primarily a result of overall increase in rental rates and production activity.

• $0.6 million, or 100.0%, increase in NOI from our non-same-store studio properties resulting from our acquisition of 6605 Eleanor Avenue and 1034 Seward Street in June 2018.

Office NOI

Same-store

Same-store office rental revenues increased $1.8 million, or 2.1%, to $87.1 million for the three months ended September 30, 2018 compared to $85.3 million for the three months ended September 30, 2017. The increase was primarily due to leases signed at our Rincon Center (Google LLC) property at a higher rate than expiring leases, partially offset by lease expirations at our Foothill Research Center (Robert Bosch GmbH) property.

Same-store office tenant recoveries of $18.2 million for three months ended September 30, 2018 remained relatively flat as compared to $17.4 million for the three months ended September 30, 2017.

Same-store office parking and other revenues increased $1.0 million, or 26.2%, to $5.0 million for the three months ended September 30, 2018 compared to $4.0 million for the three months ended September 30, 2017. The increase was primarily due to an increase in parking revenues at our ICON property.

Same-store office operating expenses increased $1.4 million, or 4.0%, to $36.1 million for the three months ended September 30, 2018 compared to $34.7 million for the three months ended September 30, 2017. The increase was primarily due to ground rent expense at our 3400 Hillview property.

Non-same-store

Non-same-store office rental revenues decreased by $11.0 million, or 20.5%, to $42.8 million for the three months ended September 30, 2018 compared to $53.8 million for the three months ended September 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The decrease was partially offset by the commencement of leases at our CUE (Netflix, Inc.) and 450 Alaskan (Saltchuk) properties.

Non-same-store office tenant recoveries decreased $1.2 million, or 16.1%, to $6.4 million for the three months ended September 30, 2018 compared to $7.6 million for the three months ended September 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The decrease was partially offset by the commencement of leases at our Hill7 (WeWork Companies Inc.), 450 Alaskan (Saltchuk) and Metro Center (Qualys, Inc.) properties.

Non-same-store office parking and other revenues decreased $2.2 million, or 54.1%, to $1.9 million for the three months ended September 30, 2018 compared to $4.1 million for the three months ended September 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our Pinnacle I and Pinnacle II (November 2017) property.

Non-same-store office operating expenses decreased by $3.2 million, or 13.1%, to $21.2 million for the three months ended September 30, 2018 compared to $24.4 million for the three months ended September 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The decrease was partially offset by recently completed developments.

Studio NOI

Same-store

Same-store studio revenues of $18.5 million for the three months ended September 30, 2018 remained relatively flat as compared to $17.8 million for the three months ended September 30, 2017. The increase was primarily attributable to an increase in rental revenues, increase in other property-related revenues and decrease in operating expenses. The increase was primarily a result of overall increase in rental rates and production activity.

Same-store studio operating expenses of $10.4 million for the three months ended September 30, 2018 remained relatively flat as compared to $10.6 million for the three months ended September 30, 2017.

Non-same-store

Non-same-store studio revenues were $0.7 million for the three months ended September 30, 2018. Non-same-store studio operating expenses were $0.1 million for the three months ended September 30, 2018. We acquired 6605 Eleanor Avenue and 1034 Seward Street in June 2018, which caused the increase in revenues and expenses.

Other Expenses (Income)

Interest expense decreased $2.3 million, or 10.4%, to $20.1 million for the three months ended September 30, 2018 compared to $22.5 million for the three months ended September 30, 2017. We had total debt of $2.49 billion at September 30, 2018 compared to total debt of $2.66 billion at September 30, 2017. The decrease was primarily attributable to lower debt outstanding due to debt relief associated with the sale of our Pinnacle I and Pinnacle II properties (November 2017) and repayment of debt relating to our Rincon Center property (February 2018), a public offering of $400.0 million registered senior notes at higher interest rates than debt paid down with the net proceeds from the offering (October 2017) and an amended and restated credit agreement (March 2018) which resulted in reduced interest rates. Additionally, capitalized interest increased primarily due to the Campus Center and Maxwell redevelopment properties and EPIC development property, partially offset by recently completed development properties. The increases were partially offset by assumed in-substance defeased debt (August 2018).
Other income decreased $1.4 million, or 98.2%, to $25 thousand for the three months ended September 30, 2018 compared to $1.4 million for the three months ended September 30, 2017. The decrease is primarily due to the repayment of notes receivable in July 2018 relating to a joint venture to co-originate a loan secured by land in Santa Clara, California.

We generated no gains on sale of real estate for three months ended September 30, 2017 compared to $3.7 million during the three months ended September 30, 2018 which resulted from the sale of our Peninsula Office Park property in July 2018.

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $1.3 million, or 9.7%, to $14.3 million for the three months ended September 30, 2018 compared to $13.0 million for the three months ended September 30, 2017. The change was primarily attributable to an increase in office expenses, adoption of the 2018 Hudson Pacific Properties, Inc. Outperformance Program and an increase in staffing to meet operational needs.

Depreciation and amortization expense decreased $8.9 million, or 12.6%, to $62.2 million for the three months ended September 30, 2018 compared to $71.2 million for the three months ended September 30, 2017. The decrease was primarily related to the sale of our Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2600 Campus Drive (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The remaining decrease is associated with our Campus Center property, which was taken off-line for redevelopment. The decrease was partially offset by recently completed development properties.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

NOI

Management evaluates NOI by evaluating the performance of the following property groups as evidenced by the comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017 results of operations:

• Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2017 and still owned and included in the stabilized portfolio as of September 30, 2018;

• Non-same-store properties, held for sale properties, development projects, redevelopment properties and lease-up properties as of September 30, 2018 and other properties not owned or not in operation from January 1, 2017 through September 30, 2018.

The following table reconciles net income to NOI:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
Net income	$92,524	$45,617	$46,907	102.8%
Adjustments:
Interest expense	59,965	66,086	(6,121)	(9.3)
Interest income	(493)	(90)	(403)	447.8
Unrealized gain on non-real estate investment	(928)	—	(928)	(100.0)
Unrealized loss on ineffective portion of derivatives	—	82	(82)	(100.0)
Transaction-related expenses	283	598	(315)	(52.7)
Other income	(748)	(2,656)	1,908	(71.8)
Gains on sale of real estate	(43,337)	(16,866)	(26,471)	156.9
Operating income	107,266	92,771	14,495	15.6
Adjustments:
General and administrative	46,047	41,329	4,718	11.4
Depreciation and amortization	183,483	217,340	(33,857)	(15.6)
NOI	$336,796	$351,440	$(14,644)	(4.2)%

Same-store NOI	$219,775	$213,921	$5,854	2.7%
Non-same-store NOI	117,021	137,519	(20,498)	(14.9)
NOI	$336,796	$351,440	$(14,644)	(4.2)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Nine Months Ended September 30,
	2018	2017
Same-store office
Number of properties	29	29
Rentable square feet	7,308,513	7,308,513
Ending % leased	94.3%	96.0%
Ending % occupied	92.8%	92.6%
Average % occupied for the period	92.5%	94.1%
Average annual rental rate per square foot	$46.10	$42.78

Same-store studio
Number of properties	2	2
Rentable square feet	873,002	873,002
Average % occupied for the period(1)	90.9%	90.6%

_____________
1. Percent occupied for same-store studio is the average percent occupied for the 12 months ended September 30, 2018.

The following table gives further detail on our NOI:

	Nine Months Ended September 30,
	2018			2017
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
REVENUES
Office
Rental	$239,152	$150,625	$389,777	$230,602	$175,673	$406,275
Tenant recoveries	48,871	18,608	67,479	45,985	21,436	67,421
Parking and other	11,247	8,025	19,272	9,837	12,309	22,146
Total office revenues	299,270	177,258	476,528	286,424	209,418	495,842

Studio
Rental	23,287	9,535	32,822	22,014	4,788	26,802
Tenant recoveries	869	284	1,153	795	132	927
Other property-related revenue	11,771	6,953	18,724	12,143	2,821	14,964
Other	757	1	758	261	10	271
Total studio revenues	36,684	16,773	53,457	35,213	7,751	42,964

Total revenues	335,954	194,031	529,985	321,637	217,169	538,806

OPERATING EXPENSES
Office operating expenses	97,630	66,845	164,475	88,196	74,328	162,524
Studio operating expenses	18,549	10,165	28,714	19,520	5,322	24,842
Total operating expenses	116,179	77,010	193,189	107,716	79,650	187,366

Office NOI	201,640	110,413	312,053	198,228	135,090	333,318
Studio NOI	18,135	6,608	24,743	15,693	2,429	18,122
NOI	$219,775	$117,021	$336,796	$213,921	$137,519	$351,440

The following table gives further detail on our change to NOI:

	Nine Months Ended September 30, 2018 as compared to Nine Months Ended September 30, 2017
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
REVENUES
Office
Rental	$8,550	3.7%	$(25,048)	(14.3)%	$(16,498)	(4.1)%
Tenant recoveries	2,886	6.3	(2,828)	(13.2)	58	0.1
Parking and other	1,410	14.3	(4,284)	(34.8)	(2,874)	(13.0)
Total office revenues	12,846	4.5	(32,160)	(15.4)	(19,314)	(3.9)

Studio
Rental	1,273	5.8	4,747	99.1	6,020	22.5
Tenant recoveries	74	9.3	152	115.2	226	24.4
Other property-related revenue	(372)	(3.1)	4,132	146.5	3,760	25.1
Other	496	190.0	(9)	(90.0)	487	179.7
Total studio revenues	1,471	4.2	9,022	116.4	10,493	24.4

Total revenues	14,317	4.5	(23,138)	(10.7)	(8,821)	(1.6)

OPERATING EXPENSES
Office operating expenses	9,434	10.7	(7,483)	(10.1)	1,951	1.2
Studio operating expenses	(971)	(5.0)	4,843	91.0	3,872	15.6
Total operating expenses	8,463	7.9	(2,640)	(3.3)	5,823	3.1

Office NOI	3,412	1.7	(24,677)	(18.3)	(21,265)	(6.4)
Studio NOI	2,442	15.6	4,179	172.0	6,621	36.5
NOI	$5,854	2.7%	$(20,498)	(14.9)%	$(14,644)	(4.2)%

NOI decreased $14.6 million, or 4.2%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily resulting from a:

• $3.4 million, or 1.7%, increase in NOI from our same-store office properties resulting primarily from an increase in rental revenues relating to leases signed at our Rincon Center (Google LLC), 875 Howard Street (Glu Mobile Inc. and Snap Inc.) and 901 Market (DoorDash) properties at a higher rate than expiring leases, partially offset by lease expirations at our Foothill Research Center (Robert Bosch GmbH) property. Tenant recoveries and office operating expenses increased primarily due to property tax adjustments recorded in 2017 for our Rincon Center property. Office operating expenses increased due to ground rent expense at our 3400 Hillview property. Parking and other revenues increased primarily due to lease termination fees related to our Concourse property.

• $24.7 million, or 18.3%, decrease in NOI from our non-same-store office properties resulting primarily from our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The decrease was partially offset by the commencement of leases at our ICON (Netflix, Inc.), CUE (Netflix, Inc.), 450 Alaskan (Saltchuk), 604 Arizona (ZipRecruiter, Inc.) and Hill7 (WeWork Companies Inc.) properties and an increase in rental revenues relating to leases signed at our Palo Alto Square (Covington & Burling) property at a higher rate than expiring leases.

• $2.4 million, or 15.6%, increase in NOI from our same-store studio properties resulting primarily from an increase in rental revenues and a decrease in operating expenses. The increase was primarily a result of an increase in rental rates at our Sunset Gower Studios property and the decrease in operating expenses was due to a decrease in repairs and maintenance expense.

• $4.2 million, or 172.0%, increase in NOI from our non-same-store studio properties resulting from the acquisition of Sunset Las Palmas Studios in May 2017 and 6605 Eleanor Avenue and 1034 Seward Street in June 2018.

Office NOI

Same-store

Same-store office rental revenues increased $8.6 million, or 3.7%, to $239.2 million for the nine months ended September 30, 2018 compared to $230.6 million for the nine months ended September 30, 2017. The increase was primarily due to leases signed at our Rincon Center (Google LLC), 875 Howard Street (Glu Mobile Inc. and Snap Inc.) and 901 Market (DoorDash) properties at a higher rate than expiring leases, partially offset by lease expirations at our Foothill Research Center (Robert Bosch GmbH) property.

Same-store office tenant recoveries increased $2.9 million, or 6.3%, to $48.9 million for nine months ended September 30, 2018 compared to $46.0 million for the nine months ended September 30, 2017. The increase was primarily due to property tax adjustments recorded in 2017 for our Rincon Center property.

Same-store office parking and other revenues increased $1.4 million, or 14.3%, to $11.2 million for the nine months ended September 30, 2018 compared to $9.8 million for the nine months ended September 30, 2017. The increase was primarily due to lease termination fees related to our Concourse property.

Same-store office operating expenses increased $9.4 million, or 10.7%, to $97.6 million for the nine months ended September 30, 2018 compared to $88.2 million for the nine months ended September 30, 2017. The increase was primarily due to property tax adjustments recorded in 2017 for our Rincon Center property and increase in ground rent expense at our 3400 Hillview property.

Non-same-store

Non-same-store office rental revenues decreased by $25.0 million, or 14.3%, to $150.6 million for the nine months ended September 30, 2018 compared to $175.7 million for the nine months ended September 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The decrease was partially offset by the commencement of leases at our ICON (Netflix, Inc.), CUE (Netflix, Inc.), 450 Alaskan (Saltchuk), Hill7 (WeWork Companies Inc.) and 604 Arizona (ZipRecruiter, Inc.) properties and an increase in rental revenues relating to leases signed at our Palo Alto Square (Covington & Burling) property at a higher rate than expiring leases.

Non-same-store office tenant recoveries decreased $2.8 million, or 13.2%, to $18.6 million for nine months ended September 30, 2018 compared to $21.4 million for the nine months ended September 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The decrease was partially offset by the commencement of leases at our ICON (Netflix, Inc.), 450 Alaskan (Saltchuk) and Hill7 (WeWork Companies Inc.) properties.

Non-same-store office parking and other revenues decreased $4.3 million, or 34.8%, to $8.0 million for the nine months ended September 30, 2018 compared to $12.3 million for the nine months ended September 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems Inc.), and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017) and 9300 Wilshire (April 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s leases at our ICON and CUE properties.

Non-same-store office operating expenses decreased by $7.5 million, or 10.1%, to $66.8 million for the nine months ended September 30, 2018 compared to $74.3 million for the nine months ended September 30, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties, partially offset by recently completed developments.

Studio NOI

Same-store

Same-store studio revenues increased by $1.5 million, or 4.2%, to $36.7 million for the nine months ended September 30, 2018 as compared to $35.2 million for the nine months ended September 30, 2017. The activity was primarily related to a $1.3 million increase in rental revenue to $23.3 million for the nine months ended September 30, 2018 as compared to $22.0 million for the nine months ended September 30, 2017 as a result of higher rental rates at our Sunset Gower Studios property. Tenant recoveries of $0.9 million for the nine months ended September 30, 2017 remained relatively flat as compared to $0.8 million for the nine months ended September 30, 2017. Other property-related revenues of $11.8 million for the nine months ended September 30, 2018 remained relatively flat as compared to $12.1 million for the nine months ended September 30, 2017.

Same-store studio operating expenses decreased by $1.0 million, 5.0%, to $18.5 million for the nine months ended September 30, 2018 compared to $19.5 million for the nine months ended September 30, 2017. The decrease was primarily due to a decrease in repairs and maintenance expense.

Non-same-store

Non-same-store studio revenues were $16.8 million for the nine months ended September 30, 2018. Non-same-store studio operating expenses were $10.2 million for the nine months ended September 30, 2018. We acquired Sunset Las Palmas Studios in May 2017 and 6605 Eleanor Avenue and 1034 Seward Street in June 2018, which caused the increase in revenues and expenses.

Other Expenses (Income)

Interest expense decreased $6.1 million, or 9.3%, to $60.0 million for the nine months ended September 30, 2018 compared to $66.1 million for the nine months ended September 30, 2017. We had total debt of $2.49 billion at September 30, 2018 compared to total debt of $2.66 billion at September 30, 2017. The decrease was primarily attributable to lower debt outstanding due to debt relief associated with the sale of our Pinnacle I and Pinnacle II properties (November 2017) and repayment of debt relating to our Rincon Center property (February 2018), a public offering of $400.0 million registered senior notes at higher interest rates than debt paid down with the net proceeds from the offering (October 2017) and an amended and restated credit agreement (March 2018) which resulted in reduced interest rates. Additionally, capitalized interest increased primarily due to the Campus Center and Maxwell redevelopment properties and EPIC development property, partially offset by recently completed development properties. The increases were partially offset by assumed in-substance defeased debt (August 2018).

Other income decreased $1.9 million, or 71.8%, to $748 thousand for the nine months ended September 30, 2018 compared to $2.7 million for the nine months ended September 30, 2017. The decrease is primarily due to the repayment of notes receivable in July 2018 relating to a joint venture to co-originate a loan secured by land in Santa Clara, California.

We recognized $43.3 million gains on sale of real estate for the nine months ended September 30, 2018 compared to $16.9 million for the nine months ended September 30, 2017. We completed the sale of Embarcadero Place (January 2018), 2600 Campus Drive (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties in 2018 and completed the sale of our 222 Kearny (February 2017) and 3402 Pico (March 2017) properties in 2017.

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $4.7 million, or 11.4%, to $46.0 million for the nine months ended September 30, 2018 compared to $41.3 million for the nine months ended September 30,

2017. The change was primarily attributable to the adoption of the 2018 Hudson Pacific Properties, Inc. Outperformance Program, an increase in staffing to meet operational needs and an increase in travel and entertainment and shareholder relations costs driven by our 2018 investor day event.

Depreciation and amortization expense decreased $33.9 million, or 15.6%, to $183.5 million for the nine months ended September 30, 2018 compared to $217.3 million for the nine months ended September 30, 2017. The decrease was primarily related to the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2600 Campus Drive (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The remaining decrease is associated with our Campus Center property, which was taken off-line for redevelopment. The decrease was partially offset by increases in depreciation associated with the acquisition of Sunset Las Palmas Studios in May 2017 and recently completed development properties.

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

• Our ATM program;

• Borrowings under the operating partnership’s unsecured revolving credit facility; and

• Proceeds from additional secured, unsecured debt financings, construction loans or offerings.

Liquidity Sources

We had $52.5 million of cash and cash equivalents at September 30, 2018. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through September 30, 2018. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of September 30, 2018, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, $110.0 million of which had been drawn. As of September 30, 2018, we had total borrowing capacity, subject to lender required submissions, of $257.0 million under our construction loan secured by our Sunset Gower Studios and Sunset Bronson Studios properties, $5.0 million of which had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of September 30, 2018.

September 30, 2018
Unsecured and secured debt(1)	$2,350,519
Series A preferred units	9,815
Common equity capitalization(2)	5,036,846
TOTAL MARKET CAPITALIZATION	$7,397,180
Series A preferred units and Debt/total market capitalization	31.9%
_____________
1. Debt excludes unamortized deferred financing costs and loan discount.
2. Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding and dilutive shares multiplied by $31.82, which is the closing price of our stock, as reported by the NYSE, as of September 30, 2018.

The following table sets forth information with respect to our outstanding indebtedness:

	September 30, 2018	December 31, 2017	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$110,000	$100,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term loan A(2)(5)	300,000	300,000	LIBOR + 1.20% to 1.70%	4/1/2020	(6)
Term loan C(2)	75,000	75,000	LIBOR + 1.30% to 2.20%	11/17/2020
Term loan B(2)(7)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term loan D(2)(8)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A notes	110,000	110,000	4.34%	1/2/2023
Series E notes	50,000	50,000	3.66%	9/15/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series D notes	150,000	150,000	3.98%	7/6/2026
Registered senior notes	400,000	400,000	3.95%	11/1/2027
Series C notes	56,000	56,000	4.79%	12/16/2027
Total unsecured debt	1,985,000	1,975,000

Secured debt
Sunset Gower Studios/Sunset Bronson Studios(9)	5,001	5,001	LIBOR + 2.25%	3/4/2019	(4)
Met Park North(10)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(11)	27,018	27,418	5.32%	3/11/2022
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(12)	101,000	101,000	3.38%	11/6/2028
Rincon Center	—	98,392	5.13%	N/A
Total secured debt	365,519	464,311
Total unsecured and secured debt	2,350,519	2,439,311
Unamortized deferred financing costs and loan discounts(13)	(17,724)	(17,931)
TOTAL UNSECURED AND SECURED DEBT, NET	$2,332,795	$2,421,380

IN-SUBSTANCE DEFEASED DEBT(14)	$139,003	$—	4.47%	10/1/2022
_________________
1. Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2018, which may be different than the interest rates as of December 31, 2017 for corresponding indebtedness.

2. We have an option to make an irrevocable election to change the interest rate depending on our credit rating or a specified base rate plus an applicable margin. As of September 30, 2018, no such election had been made.
3. We have a total capacity of $600.0 million under our unsecured revolving credit facility.
4. The maturity date may be extended once for an additional one-year term.
5. The interest rate on the outstanding balance of the term loan was effectively fixed at 2.56% to 3.06% per annum through the use of two interest rate swaps. See Part I, Item 1 “Note 8 to our Consolidated Financial Statements—Derivatives” for details.
6. The maturity date may be extended twice, each time for an additional one-year term.
7. The interest rate on the outstanding balance of the term loan was effectively fixed at 2.96% to 3.46% per annum through the use of two interest rate swaps. See Part I, Item 1 “Note 8 to our Consolidated Financial Statements—Derivatives” for details.
8. The interest rate on the outstanding balance of the term loan was effectively fixed at 2.63% to 3.13% per annum through the use of an interest rate swap. See Part I, Item 1 “Note 8 to our Consolidated Financial Statements—Derivatives” for details.
9. On October 2, 2017, we completed an underwritten public offering of $400.0 million of senior notes, which were issued at 99.815% of par.
10. We have the ability to draw up to $257.0 million under our construction loan, subject to lender required submissions. This loan is also secured by our ICON and CUE properties.
11. This loan bears interest only. The interest rate on the full loan amount was effectively fixed at 3.71% per annum through the use of an interest rate swap. See Part I, Item 1 “Note 8 to our Consolidated Financial Statements—Derivatives” for details.
12. Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.
13. We own 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
14. On August 31, 2018, we assumed the debt held by a trust subsidiary of our consolidated joint venture that owns the One Westside and 10850 Pico properties. While we own 75% of the ownership interest in the joint venture, the full amount of the loan is shown. The joint venture has, in-substance, defeased the debt by purchasing U.S. Government securities, which are intended to generate cash flows to fund loan obligations through the early prepayment date of the debt. Monthly debt service includes annual debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.
15. Excludes deferred financing costs related to establishing our unsecured revolving credit facility.

The operating partnership was in compliance with its financial covenants as of September 30, 2018.

Liquidity Uses

Contractual Obligations

During the nine months ended September 30, 2018, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2017 Annual Report on Form 10-K. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Debt,” for information regarding our minimum future principal payments due on our outstanding debt. See Part I, Item 1 “Note 10 to our Consolidated Financial Statements—Future Minimum Lease Payments” for information regarding our future minimum ground lease payments.

Cash Flows

A comparison of our cash flow activity is as follows:

	Nine Months Ended September 30,
	2018	2017	Dollar Change	Percent Change
Net cash provided by operating activities	$197,880	$239,604	$(41,724)	(17.4)%
Net cash used in investing activities	$(57,254)	$(384,479)	$327,225	85.1%
Net cash (used in) provided by financing activities	$(178,668)	$150,190	$(328,858)	(219.0)%

Cash and cash equivalents and restricted cash were $63.2 million and $101.3 million at September 30, 2018 and December 31, 2017, respectively.

Operating Activities

Net cash provided by operating activities decreased by $41.7 million, or 17.4%, to $197.9 million for the nine months ended September 30, 2018 compared to $239.6 million for the nine months ended September 30, 2017. The change resulted primarily from a decrease in cash NOI, as defined, from our office and studio properties, driven by lower cash rents due to the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties and redevelopment at our

Campus Center property. The decrease was partially offset by higher cash NOI related to the commencement of Netflix, Inc.’s lease at our ICON and CUE properties, our 450 Alaskan (Saltchuk) development project and Sunset Las Palmas Studios.

Investing Activities

Net cash used in investing activities decreased by $327.2 million, or 85.1%, to $57.3 million for the nine months ended September 30, 2018 compared to net cash used in investing activities of $384.5 million for the nine months ended September 30, 2017. The decrease resulted primarily from an increase in proceeds from sales of real estate properties and reduction in cash used to acquire real estate, partially offset by payments for U.S. Government securities, an increase in cash used for additions to investment in real estate and an increase in cash used for deposits for future real estate acquisitions.

Financing Activities

Net cash used in financing activities increased by $328.9 million, or 219.0%, to $178.7 million for the nine months ended September 30, 2018 compared to net cash provided by financing activities of $150.2 million for the nine months ended September 30, 2017. The change resulted primarily from a reduction in proceeds from sale of common stock and increase in paydowns of debt, partially offset by repurchases of common units in our operating partnership that occurred in 2017 and increase in proceeds from debt.

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

The following table presents a reconciliation of net income to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$20,270	$14,510	$92,524	$45,617
Adjustments:
Depreciation and amortization of real estate assets	61,727	70,555	182,013	215,788
Gains on sale of real estate	(3,735)	—	(43,337)	(16,866)
FFO attributable to non-controlling interests	(5,019)	(6,609)	(15,666)	(18,561)
Net income attributable to preferred units	(153)	(159)	(465)	(477)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$73,090	$78,297	$215,069	$225,501

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2017 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2018 to the information provided in Part II, Item 7A, of our 2017 Annual Report on Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities:

During the third quarter of 2018, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the third quarter of 2018, the Company issued an aggregate of 1,392 shares of its common stock to certain of its non-employee directors as compensation in lieu of cash, out of which no shares of common stock were forfeited to the Company in connection with tax withholding obligations for a net issuance of 1,392 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the third quarter of 2018, our operating partnership issued an aggregate of 1,392 common units to the Company.

All other issuances of unregistered equity securities of our operating partnership during the third quarter of 2018 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with over $6.74 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds from Registered Securities: None

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	10-K	001-34789	10.1	February 26, 2016
3.4	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
101	The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements**
____________

*	Denotes a management contract or compensatory plan or arrangement.
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 2, 2018	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 2, 2018	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 2, 2018	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 2, 2018	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)