Form 10-K
period 2018-12-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2019-02-19
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____
Commission file number 001-34789 (Hudson Pacific Properties, Inc.)
Commission file number 333-202799-01 (Hudson Pacific Properties, L.P.)

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
(Address of principal executive offices) (Zip Code)
 Registrant's telephone number, including area code (310) 445-5700

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
Hudson Pacific Properties, Inc.	Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Hudson Pacific Properties, L.P.	Common Units Representing Limited Partnership Interests

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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒ Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

   As of June 30, 2018, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) was $5.42 billion based upon the last sales price on June 30, 2018 for the registrant’s Common Stock.

  There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P.  As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

   The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at February 8, 2019 was 154,317,623.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the registrant’s 2019 Annual Meeting of Stockholders to be held May 23, 2019 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the United States Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2018 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of December 31, 2018, Hudson Pacific Properties, Inc. owned approximately 99.4% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 0.6% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.

We believe combining the annual reports on Form 10-K of Hudson Pacific Properties, Inc. and the operating partnership into this single report results in the following benefits:

•enhancing investors’ understanding of our Company and our operating partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•eliminating duplicative disclosure and providing a more streamlined and readable presentation because a substantial portion of the disclosures apply to both our Company and our operating partnership; and

•creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. Business

Company Overview

We are a vertically integrated real estate company focused on acquiring, repositioning, developing and operating high-quality office and state-of-the-art studio properties in high-growth, high-barrier-to-entry submarkets throughout Northern and Southern California and the Pacific Northwest. We invest across the risk-return spectrum, favoring opportunities where we can employ leasing, capital investment and management expertise to create additional value. As of December 31, 2018, our portfolio included office properties, comprising an aggregate of approximately 13.9 million square feet, and studio properties, comprising approximately 1.2 million square feet of sound-stage, office and supporting production facilities. We also own undeveloped density rights for approximately 2.6 million square feet of future office and residential space.

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

Business and Growth Strategies

We invest in Class-A office and studio properties located in high barrier-to-entry, innovation-centric submarkets with significant growth potential. Our positioning within these submarkets allows us to attract and retain quality, growth companies as tenants, many in the technology and media and entertainment sectors. The purchase of properties with a value-add component, typically through off-market transactions, also facilitates our growth. These types of assets afford us the opportunity to capture embedded rent growth and occupancy upside, and to strategically invest capital to reposition and redevelop assets to generate additional cash flow. We take a more measured approach to ground-up development, with most under-construction, planned or potential projects located on ancillary sites part of existing operating assets. Management expertise across disciplines supports execution at all levels of our operations. In particular, aggressive leasing and proactive asset management, combined with a focus on conservatively managing our balance sheet, are central to our strategy.

Major Tenants

As of December 31, 2018, our 15 largest tenants in our office portfolio represented approximately 37.2% of the total annualized base rent generated by our office properties. As of December 31, 2018, our two largest tenants were Google, Inc. and Netflix, Inc., which together accounted for 10.7% of the annualized base rent generated by our office properties.

For further detail regarding major tenants, see Item 2 “Properties—Tenant Diversification.”

Our Competitive Position

We believe the following competitive strengths distinguish us from other real estate owners and operators and will enable us to capitalize on opportunities in the market to successfully expand and operate our portfolio.

•Experienced Management Team with a Proven Track Record of Acquiring and Operating Assets and Managing a Public Office REIT. Our senior management team has an average of over 25 years of experience in the commercial real estate industry, with a focus on acquiring, repositioning, developing and operating office properties in Northern and Southern California and the Pacific Northwest.

•Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no competing real estate business interests outside of our Company. Additionally, as of December 31, 2018, our senior management team owned approximately 2.9 million shares of our common stock on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

•Northern and Southern California and the Pacific Northwest Focus with Local and Regional Expertise. We are primarily focused on acquiring and managing office properties in Northern and Southern California and the Pacific Northwest, where our senior management has significant expertise and relationships. Our markets are supply-constrained as a result of the scarcity of available land, high construction costs and restrictive entitlement processes. We believe our experience, in-depth market knowledge and meaningful industry relationships with brokers, tenants, landlords, lenders and other market participants enhance our ability to identify and capitalize on attractive acquisition opportunities, particularly those that arise in Northern and Southern California and the Pacific Northwest.

•Long-Standing Relationships that Provide Access to an Extensive Pipeline of Investment and Leasing Opportunities. We have an extensive network of long-standing relationships with real estate developers, individual and institutional real estate owners, national and regional lenders, brokers, tenants and other participants in the Northern and Southern California and Pacific Northwest real estate markets. These relationships have historically provided us with access to attractive acquisition opportunities, including opportunities with limited or no prior marketing by sellers. We believe they will continue to provide us access to an ongoing pipeline of attractive acquisition opportunities and additional growth capital, both of which may not be available to our competitors. Additionally, we focus on establishing strong relationships with our tenants in order to understand their long-term business needs, which we believe enhances our ability to retain quality tenants, facilitates our leasing efforts and maximizes cash flows from our properties.

•Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our IPO, including through 14 offerings (including two public offerings of 8.375% series B Cumulative Preferred Stock, ten public offerings of our common stock, one private placement of our common stock and one public offering of senior notes) and continuous offerings under our at-the-market (“ATM”) program for aggregate total proceeds of approximately $3.81 billion (before underwriters’ discounts and transaction costs) as of December 31, 2018. Available cash on hand and our unsecured credit facility provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy, while maintaining a flexible and conservative capital structure. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities. As of December 31, 2018, we had total borrowing capacity of approximately $600.0 million under our unsecured revolving credit facility, $400.0 million of which had been drawn. Additionally, we have the ability to draw up to $257.0 million under our construction loan, $5.0 million of which has been drawn. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities. Based on the closing price of our common stock of $29.06 on December 31, 2018, we had a debt-to-market capitalization ratio (counting series A preferred units in our operating partnership, or series A preferred units, as debt) of approximately 36.8%.

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

Segment and Geographic Financial Information

We report our results of operations through two segments: (i) office properties and (ii) studio properties. For information about our segments, refer to Part IV, Item 15(a) “Financial Statement and Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.”

All of our business is conducted in Northern and Southern California and the Pacific Northwest. For further detail regarding our geographic financial information, refer to Item 2 “Properties.”

Employees

At December 31, 2018, we had 311 employees. At December 31, 2018, four of our employees were subject to collective bargaining agreements. Each of these employees are on-site at the Sunset Bronson Studios property. We believe that relations with our employees are good.

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

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We have developed and undertaken continuous capital improvement programs at certain properties in the past. These capital improvement programs will continue to progress and certain ADA upgrades will continue to be integrated into the planned improvements, specifically at the studio properties where we are able to utilize in-house construction crews to minimize costs for required ADA-related improvements. However, some of our properties may currently be in noncompliance with the ADA. Such noncompliance could result in the incurrence of additional costs to attain compliance, the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Corporate Responsibility

Our mission is to drive real estate performance and reduce risk through environmentally and socially responsible business practices grounded in sound corporate governance.

Environmental

We are committed to high-performance sustainable operations. In keeping with our continuous process improvement approach, we conducted a Sustainability Assessment in 2017, and, based on the results, implemented a Sustainability Strategic Plan in 2018. The primary focus of our plan is to ensure the appropriate evolution of sustainability execution, with a focus on driving positive financial and environmental outcomes for shareholders, tenants, employees and the communities in which we invest.

We aim to develop, redevelop and operate energy, waste and water-efficient properties. This includes the adoption of effective recycling, green-cleaning best practices, as well as the proactive implementation of sustainable property management strategies and efficiency retrofits. We increase the visibility and transparency of these efforts through third party validation. All our office properties are benchmarked in the U.S. Environmental Protection Agency’s ENERGY STAR Portfolio Manager, with 50% of the portfolio achieving an ENERGY STAR certification. Additionally, all developments are, or are on track to become, Leadership in Energy & Environmental Design (“LEED”) certified.

We have established other long-term targets to more effectively measure, validate and improve key aspects of our environmental performance, which include: reducing energy and water consumption and greenhouse gas emissions by at least 10% cumulatively by 2025 (compared to a 2016 baseline); and improving waste diversion rates and average ENERGY STAR score for the portfolio by at least 10% cumulatively by 2025 (compared to a 2016 baseline).

Social

We are committed to corporate social responsibility as part of our culture and value proposition to stakeholders. We have a robust community-giving program, and we exercise a multi-pronged approach to ensure the highest standards for the health, safety and prosperity of our employees, tenants, service providers and partners.

We seek to hire, retain and empower the best talent to realize their full potential and deliver outstanding results. Passionate about innovation and collaboration at all levels, we create workplaces that foster personal and professional growth. Our employees enjoy excellent subsidized health and wellness benefits, professional training and development workshops, on-site meals, ergonomic office equipment, and generous policies to encourage work/life balance.

Our philanthropy and volunteerism program, Hudson Helps, leverages our resources, people and expertise to provide meaningful, and often transformational, support to the communities in which we operate. At the corporate level, we partner with leading non-profit organizations, primarily in the areas of housing and shelter, education, employment and the environment. On an individual level, Hudson Helps includes initiatives that support the philanthropic and volunteer organizations that are meaningful to our employees. These include Company-matched donations and paid time off for volunteering.

Governance

We view sound corporate governance in accordance with all applicable, laws, rules, regulations and policies as essential to creating and preserving shareholder value. We have an effective, independent-minded, highly skilled and diverse board of directors. Three standing committees of our board of directors provide high-level guidance on matters affecting our business. The directors of our board and executives conduct themselves in accordance with the highest moral and ethical standards, informed by a robust Code of Conduct that reflects our values, and promotes honesty, transparency, integrity and accountability.

Our corporate governance structure closely aligns with and protects shareholder interests. 90% of our directors are independent and all are elected for a one-year term, maximizing their accountability to our shareholders. Additionally, our bylaws ensure that directors in uncontested elections must receive a majority of votes to be elected. We also prohibit directors or executives from pledging or hedging securities, and we have strict stock ownership guidelines, inclusive of share ownership thresholds, for both directors of our board and named executive officers.

For more information on our Corporate Responsibility initiatives, please visit www.HudsonPacificProperties.com/Responsibility.

Available Information

On the Investor Relations page on our Company’s Website at investors.hudsonpacificproperties.com we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available to be viewed on our Investor Relations page on our Website free of charge. Also available on our Investor Relations page on our Website, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our Code of Business Conduct and Ethics (which applies to all directors and employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer). We intend to use our Website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our Website in the ‘Investor Resources’ sections. Accordingly, investors should monitor such portions of our Website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information contained on or hyperlinked from our Website is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Hudson Pacific Properties, Inc., 11601 Wilshire Blvd., Ninth Floor, Los Angeles, California 90025.

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•adverse economic or real estate developments in our target markets;

•general economic conditions;

•defaults on, early terminations of or non-renewal of leases by tenants;

•fluctuations in interest rates and increased operating costs;

•our failure to obtain necessary outside financing or maintain an investment grade rating;

•our failure to generate sufficient cash flows to service our outstanding indebtedness and maintain dividend payments;

•lack or insufficient amounts of insurance;

•decreased rental rates or increased vacancy rates;

•difficulties in identifying properties to acquire and completing acquisitions;

•our failure to successfully operate acquired properties and operations;

•our failure to maintain our status as a REIT;

•environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•financial market fluctuations;

•risks related to acquisitions generally, including the diversion of management’s attention from ongoing business operations and the impact on customers, tenants, lenders, operating results and business;

•the inability to successfully integrate acquired properties, realize the anticipated benefits of acquisitions or capitalize on value creation opportunities;

•the impact of changes in the tax laws as a result of recent federal tax reform legislation and uncertainty as to how some of those changes may be applied;

•changes in real estate and zoning laws and increases in real property tax rates; and

•other factors affecting the real estate industry generally.

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

Our business strategy includes the acquisition of underperforming office properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We continue to evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. However, we may be unable to acquire any of the properties that we may identify as potential acquisition opportunities in the future. Our ability to acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

•potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including publicly traded REITs, private equity investors and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices;

•we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

•even if we enter into agreements for the acquisition of properties, these agreements are typically subject to customary conditions to closing, including the satisfactory completion of our due diligence investigations; and

•we may be unable to finance the acquisition on favorable terms or at all.

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

Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:

•even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•our cash flow may be insufficient to meet our required principal and interest payments;

•we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

•general market conditions;

•the market’s perception of our growth potential;

•our current debt levels;

•our current and expected future earnings;

•our cash flow and cash distributions; and

•the market price per share of our common stock.

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

Changes in accounting standards may adversely impact us.

The FASB and SEC continually change and update the financial accounting standards we must follow. The changes could have a material effect on our financial condition or results of operations, which in turn could also significantly impact the market price of our common stock.

New accounting standards could make leasing/re-leasing of our space less attractive to our potential and current tenants, which could reduce overall occupancy of our properties. The new lease standard, effective for public companies on January 1, 2019, will require that lessees record on their balance sheets a right-of-use asset and lease liability pertaining to operating leases with a term of over 12 months. Changes in lease accounting standards could potentially impact the structure and terms of future leases since our tenants may seek to limit lease terms to avoid recognizing lease obligations in their financial statements. The new rules may also make lease renewal options less attractive because, under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term. Shorter lease terms and a reduction in rental square feet leased may lead to reduction in occupancy rates and decline in rental revenue, which would have an adverse effect on our results of operations.

We cannot assure you that implementation of these new financial accounting standards, including the ability to modify our accounting systems and to update our policies, procedures, information systems, and internal controls over financial reporting, could result in materially inaccurate financial statements, which in turn could adversely effect on our financial condition, results of operations, cash flow and the per share trading price of our securities. Additionally, the adoption of new accounting standards could also impact the calculation of our debt covenants. It cannot be assured that we will be able to work with our lenders to successfully amend our debt covenants in response to changes in accounting standards and could adversely impact our compliance with financial debt covenants in the future.

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARCC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.

As of December 31, 2018, we have $1.32 billion variable rate debt, of which $839.5 million is subject to derivatives. If LIBOR changes or is replaced, the interest rates on our debt which is indexed to USD-LIBOR will be determined using a different successor rate, which may adversely affect interest expense and may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if USD-LIBOR was available in its current form. These changes could adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities.

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

Our unsecured revolving credit facility, registered senior notes, term loan facility and note purchase agreements restrict our ability to engage in some business activities.

Our unsecured revolving credit facility, registered senior notes, term loan facility and note purchase agreements contain customary negative covenants and other financial and operating covenants that, among other things:

•restrict our ability to incur additional indebtedness;

•restrict our ability to make certain investments;

•restrict our ability to merge with another company;

•restrict our ability to make distributions to stockholders; and

•require us to maintain financial coverage ratios.

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

Volatility in the United States and international capital markets and concern over a return to recessionary conditions in global economies, and the California economy in particular, may adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities as a result of the following potential consequences, among others:

•significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•one or more lenders under our unsecured revolving credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

We have a limited operating history with respect to some of our properties and may not be able to operate them successfully.

Our One Westside, 10850 Pico and Ferry Building properties have only been under our management since they were acquired in 2018. These properties may have characteristics or deficiencies unknown to us which could affect their valuation or revenue potential. In addition, there can be no assurance that the operating performance of these properties will not decline under our management. We cannot assure you that we will be able to operate these properties successfully.

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

We depend on significant tenants.

As of December 31, 2018, the 15 largest tenants in our office portfolio represented approximately 37.2% of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2018, our two largest tenants were Google, Inc. and Netflix, Inc., which together accounted for 10.7% of the annualized base rent generated by our office properties. If Google, Inc. and Netflix, Inc. were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event described above could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2018, approximately 15.3% of the square footage of the office properties (including our development and redevelopment properties) in our portfolio was available, taking into account uncommenced leases signed as of December 31, 2018. An additional approximately 9.6% of the square footage of the office properties in our portfolio is scheduled to expire in 2019 (includes leases scheduled to expire on December 31, 2018). We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

Twelve of our properties are subject to ground leases (including properties with a portion of the land subject to a ground lease). See Part IV, Item 15(a) “Financial Statement and Schedules—Note 7 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments Future Minimum Rents” for more information regarding our ground lease agreements. If any of these ground leases are terminated following a default or expire without being extended, we may lose our interest in the related property and may no longer have the right to receive any of the rental income from such property, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

Terrorist attacks and engagement in war by the United States also may adversely affect the markets in which our securities trade and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause decline in the demand for our office and studio leased space, delay the time in which our new or renovated properties reach stabilized occupancy, increase our operating expenses, such as those attributable to increased physical security for our properties, and limit our access to capital or increase our cost of raising capital.

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

As of December 31, 2018, we have five joint ventures. See Part IV, Item 15 “Financial Statement and Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” for details on our joint ventures. We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

A security breach or other significant disruption involving our IT networks and related systems could:

•disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•result in misstated financial reports, violations of loan covenants, and/or missed reporting deadlines;

•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•require significant management attention and resources to remedy any resulting damages;

•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•damage our reputation among our tenants and investors generally.

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

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, pay scheduled principal payments on debt and pay capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Properties and Our Business,” as well as the following:

•local oversupply or reduction in demand for office or studio-related space;

•adverse changes in financial conditions of buyers, sellers and tenants of properties;

•vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-let space;

•increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;

•civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured or underinsured losses;

•decreases in the underlying value of our real estate; and

•changing submarket demographics.

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

We are exposed to risks associated with property development and redevelopment.

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

In exchange for the contribution of properties to our portfolio in connection with our IPO, some contributors received series A preferred units in our operating partnership. As of December 31, 2018, these units have an aggregate liquidation preference of approximately $9.8 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our Company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

Our charter contains certain ownership limits. Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorize our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock, and more than 9.8% in value of the aggregate outstanding shares of all classes and series of our stock. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:

•discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or

•result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

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

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that our stockholders otherwise believe to be in their best interest. Certain provisions of the Maryland General Corporation Law (“the MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interest of our stockholders, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and

•“control share” provisions that provide that “control shares” of our Company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us. Provisions in the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•redemption rights of qualifying parties;

•transfer restrictions on units;

•our ability, as general partner, in some cases, to amend the partnership agreement and to cause the operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners;

•the right of the limited partners to consent to transfers of the general partnership interest and mergers or other transactions involving us under specified circumstances; and

•restrictions on debt levels and equity requirements pursuant to the terms of our series A preferred units, as well as required distributions to holders of series A preferred units of our operating partnership, following certain changes of control of us.

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

Our charter eliminates the liability of our directors and officers to us and our stockholders for monetary damages, except for liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or

•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal corporate income tax on our taxable income;

•we also could be subject to the federal alternative minimum tax for taxable years prior to 2018 and possibly increased state and local taxes; and

•unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

The 2017 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect us and our stockholders include:

•temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (determined without regard to the dividends paid deduction);

•generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•eliminating the corporate alternative minimum tax.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2018, our portfolio consisted of 55 properties (50 wholly-owned properties and five properties owned by joint ventures), located in 11 California submarkets and in three Seattle submarkets, totaling approximately 17.7 million square feet.

Office Portfolio

Our office portfolio consists of 52 office properties comprising an aggregate of approximately 13.9 million square feet. All of our office properties are located in Northern and Southern California and the Pacific Northwest. As of December 31, 2018, the weighted average remaining lease term for our stabilized office portfolio was 5.1 years.

In-Service Portfolio

Our in-service office properties include stabilized office properties and lease-up office properties. Stabilized office properties consist of same-store properties and non-same-store properties. Same-store properties include all of the properties owned and included in our stabilized portfolio as of January 1, 2017 and still owned and included in the stabilized portfolio as of December 31, 2018. Lease-up properties are defined as those properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development.

The following table summarizes information relating to each of the in-service office properties owned as of December 31, 2018:

			Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)
Location	Submarket	Square Feet(1)
Same-store:
Greater Seattle, Washington
Northview Center	Lynnwood	182,009	93.1%	93.4%	$3,454,120	$20.38
Met Park North	South Lake Union	190,748	95.8	95.8	5,441,200	29.78
411 First (formerly known as Merrill Place)	Pioneer Square	163,768	97.0	97.0	4,917,629	30.95
505 First	Pioneer Square	288,140	97.4	97.4	6,688,393	23.83
83 King	Pioneer Square	185,319	100.0	100.0	6,008,716	32.42
Subtotal		1,009,984	96.7	96.8	26,510,058	27.13
San Francisco Bay Area, California
1455 Market(6)	San Francisco	1,025,833	93.4	93.4	45,055,903	47.03
275 Brannan	San Francisco	54,673	100.0	100.0	3,359,193	61.44
625 Second	San Francisco	138,080	92.3	92.3	7,996,216	62.76
875 Howard	San Francisco	286,270	99.9	99.9	12,535,824	43.83
901 Market	San Francisco	206,697	99.4	99.4	11,555,919	56.22
Rincon Center	San Francisco	580,850	91.2	91.2	30,040,177	56.72
Towers at Shore Center	Redwood Shores	334,483	68.9	87.3	15,537,650	67.43
Skyway Landing	Redwood Shores	247,173	78.6	78.6	9,517,448	49.01
3176 Porter	Palo Alto	42,899	100.0	100.0	3,102,067	72.31
3400 Hillview	Palo Alto	207,857	100.0	100.0	14,146,831	68.06
Clocktower Square	Palo Alto	100,344	79.0	79.0	6,713,585	84.70
Foothill Research Center	Palo Alto	195,376	62.9	62.9	8,370,549	68.08
Page Mill Center	Palo Alto	176,245	99.9	99.9	12,453,528	70.70
Page Mill Hill	Palo Alto	182,676	98.4	98.4	12,627,854	70.24
1740 Technology	North San Jose	206,876	99.6	99.6	8,042,913	39.03
Concourse	North San Jose	944,386	97.3	98.4	32,179,322	35.00
Skyport Plaza	North San Jose	418,086	96.2	96.2	14,522,015	36.10
Subtotal		5,348,804	92.0	93.4	247,756,994	50.33
Los Angeles, California
6922 Hollywood	Hollywood	205,523	96.1	96.5	9,898,389	50.12
6040 Sunset	Hollywood	114,958	100.0	100.0	5,403,210	47.00
3401 Exposition	West Los Angeles	63,376	100.0	100.0	2,867,476	45.25
10900 Washington	West Los Angeles	9,919	100.0	100.0	435,642	43.92
10950 Washington	West Los Angeles	159,025	100.0	100.0	6,925,613	43.55
Element LA	West Los Angeles	284,037	100.0	100.0	16,348,093	57.56
Del Amo	Torrance	113,000	100.0	100.0	3,327,208	29.44

			Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)
Location	Submarket	Square Feet(1)
Subtotal		949,838	99.2	99.3	45,205,631	48.00
Total same-store		7,308,626	93.6	94.6	319,472,683	46.70

Non-same-store stabilized:
Greater Seattle, Washington
Hill7(6)	South Lake Union	285,310	100.0	100.0	10,617,734	37.21
450 Alaskan	Pioneer Square	170,974	95.4	95.4	6,419,780	39.36
Subtotal		456,284	98.3	98.3	17,037,514	38.00
San Francisco Bay Area, California
555 Twin Dolphin	Redwood Shores	198,936	88.1	88.1	9,583,864	54.66
Ferry Building(6)	San Francisco	268,018	98.0	98.0	22,175,856	84.43
Palo Alto Square	Palo Alto	333,254	94.8	94.8	24,008,843	75.99
Gateway	North San Jose	609,093	94.7	97.5	21,988,595	38.12
Techmart	Santa Clara	284,440	98.6	98.6	12,944,194	46.14
Subtotal		1,693,741	95.1	96.1	90,701,352	56.29
Los Angeles, California
604 Arizona	West Los Angeles	44,260	100.0	100.0	2,921,160	66.00
11601 Wilshire	West Los Angeles	500,475	94.2	98.3	20,739,052	43.98
CUE	Hollywood	94,386	100.0	100.0	5,369,483	56.89
ICON	Hollywood	325,757	100.0	100.0	18,354,003	56.34
Subtotal		964,878	97.0	99.1	47,383,698	50.63
Total non-same-store stabilized		3,114,903	96.2	97.4	155,122,564	51.78
Total stabilized		10,423,529	94.4	95.4	474,595,247	48.25

Lease-up:
Greater Seattle, Washington
95 Jackson	Pioneer Square	31,659	79.2	79.2	984,626	39.25
Subtotal		31,659	79.2	79.2	984,626	39.25
San Francisco Bay Area, California
Metro Center	Foster City	736,986	74.9	75.9	29,602,704	53.66
333 Twin Dolphin	Redwood Shores	182,789	42.1	46.9	4,620,313	60.00
Shorebreeze	Redwood Shores	230,932	77.2	77.2	10,372,874	58.19
Metro Plaza	North San Jose	456,921	90.3	93.5	15,871,481	38.46
Subtotal		1,607,628	75.9	77.8	60,467,372	49.58
Los Angeles, California
10850 Pico (formerly part of Westside Pavilion)(7)	West Los Angeles	95,987	84.9	84.9	3,053,677	37.48
Fourth & Traction	Downtown Los Angeles	131,701	—	100.0	—	—
Subtotal		227,688	35.8	93.6	3,053,677	37.48
Total lease-up		1,866,975	71.0	79.7	64,505,675	48.64
TOTAL IN-SERVICE		12,290,504	90.8%	93.0%	$539,100,922	$48.29
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of December 31, 2018, divided by (ii) total square feet, expressed as a percentage.
3.Calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2018, divided by (ii) total square feet, expressed as a percentage.
4.Presented on an annualized basis and is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2018, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
5.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2018. Annualized base rent does not reflect tenant reimbursements.
6.We have a 55% ownership interest in the consolidated joint ventures that owns these properties.

7.We have a 75% ownership interest in the consolidated joint venture that own this property.

Redevelopment and Development Portfolio

Properties are selected for redevelopment or development when we believe the result will render a higher economic return. A redevelopment can consist of a range of improvements to a property, and may constitute a complete structural renovation of a building or remodeling select areas to make the property more attractive to tenants. Redevelopment and development properties are excluded from our in-service portfolio to maintain consistency in evaluating our performance from period to period. The redevelopment and development process is generally capital-intensive and occurs over the course of several months or years. Commonly associated with newly-acquired properties, redevelopment efforts may also occur at properties we currently own.

The following table summarizes information relating to each of the redevelopment and development properties owned as of December 31, 2018:

Location	Submarket	Square Feet(1)
Redevelopment:
Campus Center	Milpitas	471,580
One Westside(2)	West Los Angeles	584,000
Maxwell(3)	Downtown Los Angeles	99,090
Total redevelopment		1,154,670

Development:
EPIC(4)	Hollywood	302,102
Harlow	Hollywood	106,125
Total development		408,227
TOTAL REDEVELOPMENT AND DEVELOPMENT		1,562,897
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.We have a 75% ownership interest in the consolidated joint venture that owns this property. Subsequent to December 31, 2018, this property was fully leased to Google, Inc. for approximately 14 years anticipated to commence upon completion of construction and build-out of tenant improvements in 2022.
3.Subsequent to December 31, 2018, WeWork Companies Inc. signed a 55,864-square-foot lease at Maxwell commencing during first quarter 2019 with rent abatements through third quarter 2019.
4.As of December 31, 2018, this property was fully leased to Netflix, Inc. and anticipated to commence during the fourth quarter of 2019.

Tenant Diversification

The following table summarizes information regarding the 15 largest tenants in our office portfolio based on annualized base rent as of December 31, 2018:

	Property	Number of		Lease Expiration	Total Leased Square Feet	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
Tenant		Leases	Properties
Google, Inc.(2)	Various	4	3	Various	479,793	3.5%	$33,789,240	6.3%
Netflix, Inc.(3)	Various	2	2	Mid-2031	420,143	3.0	23,723,486	4.4
Square, Inc.(4)	1455 Market	1	1	9/27/2023	417,053	3.0	18,352,204	3.4
Riot Games, Inc.(5)	Element LA	1	1	3/31/2030	284,037	2.1	16,348,093	3.0
Uber Technologies, Inc.	1455 Market	1	1	2/28/2025	325,020	2.3	16,036,451	3.0
Nutanix, Inc.(6)	Various	3	3	5/31/2024	364,342	2.6	14,256,307	2.6
Qualcomm	Skyport Plaza	2	1	7/31/2022	376,817	2.7	13,669,413	2.5
Salesforce.com(7)	Rincon Center	2	1	Various	265,394	1.9	13,552,395	2.5
Stanford(8)	Various	4	3	Various	151,249	1.1	10,933,981	2.0
Dell EMC Corporation(9)	Various	3	2	Various	294,756	2.1	8,325,032	1.5
NFL Enterprises(10)	Various	2	2	12/31/2023	167,606	1.2	7,361,256	1.4
GSA(11)	Various	5	5	Various	165,661	1.2	7,181,084	1.3
Regus(12)	Various	5	6	Various	148,506	1.1	6,334,295	1.2
Baker McKenzie(13)	Clocktower Square	2	2	Various	70,030	0.5	5,886,126	1.1
GitHub, Inc.(14)	Various	2	2	4/30/2020	90,003	0.6	5,608,088	1.0
TOTAL		39	35		4,020,410	28.9%	$201,357,451	37.2%
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2018, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
2.Google, Inc. expirations by square footage and property: (i) 207,857 square feet at 3400 Hillview expiring on November 30, 2021, (ii) 7,604 square feet at Rincon Center expiring October 31, 2023, (iii) 97,872 square feet at Foothill Research Center expiring on February 28, 2025, and (iv) 166,460 square feet at Rincon Center expiring on February 29, 2028. Google, Inc. may elect to exercise its early termination right at Rincon Center for 166,460 square feet effective April 15, 2025 by delivering written notice on or before January 15, 2024. Subsequent to December 31, 2018, Google, Inc. signed a new 584,000-square-foot lease at One Westside with anticipated commencement during the third quarter of 2022.
3.Netflix, Inc. expirations by square footage and property: 325,757 square feet at ICON and 94,386 square feet at CUE. Netflix, Inc. is expected to take possession of an additional 302,102 square feet at EPIC during the fourth quarter of 2019.
4.Square, Inc. is expected to take possession of an additional 52,003 square feet during the first quarter of 2019.
5.Riot Games, Inc. may elect to exercise its early termination right for the entire premises effective March 31, 2025 by delivering written notice on or before March 31, 2024.
6.Nutanix, Inc. expirations by square footage and property: (i) 189,084 square feet at 1740 Technology, (ii) 66,648 square feet at Concourse, and (iii) 108,610 square feet at Metro Plaza. At 1740 Technology, Nutanix, Inc. is expected to take possession of an additional: (i) 7,163 square feet during first quarter 2020, (ii) 3,198 square feet during fourth quarter 2020, and (iii) 6,413 square feet during the second quarter of 2022. At Concourse, Nutanix, Inc. is expected to take possession of an additional: (i) 29,357 square feet during second quarter 2019, (ii) 28,930 square feet during fourth quarter 2019, and (iii) 6,416 square feet during the first quarter of 2020.
7.Salesforce.com expirations by square footage: (i) 83,016 square feet expiring on July 31, 2025, (ii) 83,372 square feet expiring on April 30, 2027, (iii) 93,028 square feet expiring October 31, 2028, and (iv) 5,978 square feet of month-to-month storage space. Salesforce.com may elect to exercise its early termination right with respect to 74,966 square feet by delivering written notice between August 1, 2021 and September 30, 2021.
8.Stanford expirations by square footage and property: (i) Stanford Healthcare 63,201 square feet at Page Mill Center expiring June 30, 2019, (ii) Board of Trustees Stanford 18,753 square feet at Page Mill Hill expiring August 31, 2019, (iii) Stanford University 26,080 square feet at Palo Alto Square expiring on December 31, 2019, and (iv) Board of Trustees Stanford 43,215 square feet at Page Mill Center expiring December 31, 2022.
9.Dell EMC Corporation expirations by square footage and property: (i) 185,292 square feet at 505 First expiring on October 18, 2021, (ii) 42,954 square feet at 505 First expiring on December 31, 2023, and (iii) 66,510 square feet at 875 Howard expiring on June 30, 2026. Dell EMC Corporation is expected to take possession of an additional 17,039 square feet at 875 Howard during the third quarter of 2020.
10.NFL Enterprises by square footage and property: (i) 157,687 square feet at 10950 Washington and (ii) 9,919 square feet at 10900 Washington. NFL Enterprises may elect to exercise its early termination right with respect to 167,606 square feet effective December 31, 2022 by delivering written notice on or before September 30, 2021.
11.GSA expirations by square footage and property: (i) 49,338 square feet at 1455 Market expiring on February 19, 2019, (ii) 28,993 square feet at Northview Center expiring on April 4, 2020, (iii) 28,316 square feet at Rincon Center expiring May 31, 2020, (iv) 40,626 square feet at 901 Market expiring on July 31, 2021, and (v) 18,388 square feet at Concourse expiring on May 7, 2024. This tenant may elect to exercise its early termination right at 901 Market with respect to 40,626 square feet any time after November 1, 2017 with 120 days prior written notice.

12.Regus expirations by property and square footage: (i) 27,369 square feet at Techmart expiring April 30, 2020, (ii) 44,957 square feet at Gateway expiring March 31, 2022, (iii) 20,059 square feet at 11601 Wilshire expiring February 29, 2024, (iv) 9,739 square feet at Palo Alto Square expiring April 30, 2026, (v) 25,086 square feet at 95 Jackson expiring October 31, 2030, and (vi) 21,296 square feet at 450 Alaskan expiring October 31, 2030. Regus may elect to exercise its early termination right at 11601 Wilshire for 20,059 square feet effective February 28, 2021 by delivering written notice on or before February 28, 2020.
13.Baker McKenzie expirations by square footage: (i) 34,414 square feet expiring on June 25, 2019 and (ii) 35,616 square feet expiring on April 30, 2029.
14.GitHub, Inc. expirations by square footage and property: (i) 54,673 square feet at 275 Brannan and (ii) 35,330 square feet at 625 Second.

Industry Diversification

Our office portfolio is currently leased to a variety of companies. The following table summarizes information relating to the industry diversification in our office portfolio as of December 31, 2018:

Industry	Square Feet(1)	Annualized Base Rent as Percent of Total
Technology	4,547,279	39.4%
Media and Entertainment	1,479,550	14.4
Legal	706,861	8.9
Business Services	968,747	8.8
Financial Services	826,678	7.7
Retail	688,288	4.9
Other	477,849	4.7
Government	311,369	2.3
Real Estate	245,609	2.1
Educational	196,938	2.0
Insurance	239,775	1.9
Healthcare	152,752	1.6
Advertising	173,901	1.3
TOTAL	11,015,596	100.0%
_____________
1.Excludes signed leases not commenced and 147,522 square feet occupied by us.

Lease Distribution

The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2018:

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Leased Square Feet	Percentage of Office Portfolio Leased Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
2,500 or Less	273	31.0%	383,573	3.2%	$19,775,861	3.5%
2,501-10,000	356	40.4	1,820,365	15.5	87,834,779	15.3
10,001-20,000	83	9.4	1,171,925	10.0	60,289,902	10.5
20,001-40,000	58	6.6	1,622,928	13.8	82,721,902	14.4
40,001-100,000	43	4.9	2,449,886	20.9	127,932,632	22.3
Greater than 100,000	19	2.2	3,566,919	30.4	160,545,845	28.0
Building Management Use	22	2.5	147,522	1.3	—	—
Signed Leases Not Commenced	26	3.0	574,841	4.9	34,221,473	6.0
OFFICE PORTFOLIO TOTAL	880	100.0%	11,737,959	100.0%	$573,322,394	100.0%
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including uncommenced leases, as of December 31, 2018 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of December 31, 2018 plus available space, for each of the nine full calendar years beginning January 1, 2019 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Expiring Leases	Square Footage of Expiring Leases	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)
Vacant	N/A	2,115,442	15.3%	N/A	N/A	N/A
2018	15	88,284	0.6	$3,333,285	0.6%	$37.76
2019	154	1,243,597	9.0	58,868,756	10.2	47.34
2020	144	964,164	7.0	48,442,388	8.5	50.24
2021	131	1,256,838	9.1	57,142,961	10.0	45.47
2022	105	1,134,270	8.2	52,539,731	9.2	46.32
2023	80	1,468,771	10.6	63,293,830	11.1	43.09
2024	77	1,245,499	9.0	61,074,117	10.7	49.04
2025	28	1,044,229	7.6	51,707,438	9.0	49.52
2026	15	320,608	2.3	17,302,251	3.0	53.97
2027	15	405,078	2.9	21,404,184	3.7	52.84
Thereafter	41	1,816,370	13.1	102,933,067	18.0	56.67
Building management use	22	147,522	1.1	—	—	—
Signed leases not commenced(3)	26	574,841	4.2	34,221,473	6.0	59.53
TOTAL/WEIGHTED AVERAGE(4)	853	13,825,513	100.0%	$572,263,481	100.0%	$48.87
_____________
1.Rent data for our office properties is presented on an annualized basis without regard to cancellation options. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) as of December 31, 2018, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
2.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases, divided by (ii) square footage under commenced leases as of December 31, 2018.
3.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for space not occupied as of December 31, 2018 and is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under uncommenced leases for vacant space as of December 31, 2018, divided by (ii) square footage under uncommenced leases as of December 31, 2018.
4.Total expiring square footage does not include 27,888 square feet of month-to-month leases.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Year Ended December 31,
	2018	2017	2016
Renewals(1)
Number of leases	101	110	124
Square feet	1,560,700	865,937	1,588,437
Tenant improvement costs per square foot(2)(3)	$30.39	$5.46	$9.19
Leasing commission costs per square foot(2)	15.05	5.63	7.59
Total tenant improvement and leasing commission costs(2)	$45.44	$11.09	$16.78

New leases(4)
Number of leases	153	135	140
Square feet	1,806,170	1,263,707	1,321,824
Tenant improvement costs per square foot(2)(3)	$57.57	$50.32	$52.56
Leasing commission costs per square foot(2)	18.61	15.81	16.28
Total tenant improvement and leasing commission costs(2)	$76.18	$66.13	$68.84

TOTAL
Number of leases	254	245	264
Square feet	3,366,870	2,129,644	2,910,261
Tenant improvement costs per square foot(2)(3)	$44.97	$32.08	$28.89
Leasing commission costs per square foot(2)	16.96	11.67	11.53
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$61.93	$43.75	$40.42
_____________
1.Excludes retained tenants that have relocated or expanded into new space within our portfolio.
2.Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.
3.Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted at the time the lease commenced.
4.Includes retained tenants that have relocated or expanded into new space within our portfolio.

Studio Portfolio

Our studio portfolio consists of three properties, comprising an aggregate of 1.2 million square feet located in the heart of Hollywood in Southern California. We define our studio properties as those properties in our portfolio that are primarily used for the physical production of media content, such as television programs, feature films, commercials, music videos and photographs. These properties feature a fully-integrated environment within which our studio-focused tenants can access production, post-production, traditional office component and support facilities that enables them to conduct their business in a collaborative and efficient setting. In addition, we require tenants at our studio properties to use our facilities for items such as lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). Accordingly, our other property-related revenues typically track overall occupancy of our studio properties.

The following table summarizes information relating to each of the studio properties owned as of December 31, 2018:

Property	Square Feet		Percent Leased(1)	Annual Base Rent		Annual Base Rent Per Leased Square Foot(2)
Same-store studio:
Sunset Gower Studios	531,756	(3)	90.8%	$17,351,126		$35.92
Sunset Bronson Studios	308,026		97.1%	$11,928,798		$39.90
Total same-store studio	839,782		93.1%	$29,279,924	(4)	$37.44

Non-same-store studio:
Sunset Las Palmas Studios(5)	384,621		89.2%	$13,329,653		$41.80
Total non-same-store studio	384,621		89.2%	$13,329,653		$41.80
TOTAL STUDIO	1,224,403
_____________
1.Percent leased is the average percent leased for the 12 months ended December 31, 2018.
2.Annual base rent per leased square foot is calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2018.
3.Square footage for Sunset Gower Studios excludes 33,320 square feet related to Building 70 taken off-line during the fourth quarter of 2018.
4.Annual base rent for our properties reflects actual base rent for the 12 months ended December 31, 2018, excluding tenant reimbursements.
5.Included as part of Sunset Las Palmas Studios is 6666 Santa Monica, which was acquired on June 2017, 6605 Eleanor Avenue and 1034 Seward Street, which were acquired on June 6, 2018, and 6660 Santa Monica, which was acquired on October 23, 2018.

Land Portfolio

The following table summarizes information relating to each of the land properties owned as of December 31, 2018:

Location	Submarket	Square Feet(1)	Percent of Total
San Francisco Bay Area, California
Cloud10	North San Jose	350,000	13.3%
Campus Center—Development	Milpitas	946,350	35.9
Subtotal		1,296,350	49.2
Los Angeles, California
Sunset Bronson Studios Lot D—Development(2)	Hollywood	19,816	0.8
Sunset Gower Studios—Development	Hollywood	423,396	16.0
Sunset Las Palmas Studios—Development	Hollywood	400,000	15.2
Element LA—Development	West Los Angeles	500,000	18.8
Subtotal		1,343,212	50.8
TOTAL LAND		2,639,562	100.0%
_____________
1.Square footage for land assets represents management’s estimate of developable square feet, the majority of which remains subject to entitlement approvals that have not yet been obtained.
2.Square footage for Sunset Bronson Studios Lot D—Development represents management’s estimate of developable square feet for 33 residential units.

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

PART II

ITEM 5. Market for Hudson Pacific Properties, Inc. Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 8, 2019, Hudson Pacific Properties, Inc. had 76 stockholders of record of our common stock and approximately 154,317,623 shares of common stock outstanding, including unvested restricted stock grants. Hudson Pacific Properties, Inc. common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010.

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

Issuer Purchases of Equity Securities

During the three months ended December 31, 2018, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of Hudson Pacific Properties, Inc. equity securities during the fourth quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Dollar Value) That May Yet Be Purchased Under The Plans or Programs(2)
October 1 - October 31, 2018	—		$—	N/A	N/A
November 1 - November 30, 2018	1,639,260		30.48	1,639,260	$200,000,000
December 1 - December 31, 2018	142,838	(3)	28.41	N/A	N/A
TOTAL	1,782,098		$30.32	1,639,260	$200,000,000
_____________
1.The price paid per share is based on the closing price of our common stock, as reported by the NYSE, as of the date of the determination of the statutory federal tax income.
2.On January 20, 2016, our board of directors authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc., which our board of directors increased to a total of $250.0 million on March 8, 2018. The program does not have a termination date, and repurchases may be discontinued at any time.
3.Includes shares of common stock remitted to Hudson Pacific Properties, Inc. to satisfy tax withholding obligations in connection with the distribution of, or the vesting and distribution of, restricted stock in shares of common stock.

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

Market for Hudson Pacific Properties, L.P. Common Capital, Related Unitholder Matters and Issuer Purchases of Units

There is no established public trading market for our operating partnership’s common units. As of February 8, 2019, there were 15 holders of record of common units (including through our general partnership interest) and 869,518 common units outstanding, including unvested restricted operating partnership performance units, that were not owned by us.

Recent Sales of Unregistered Securities

During the fourth quarter of December 31, 2018, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the fourth quarter of December 31, 2018, the Company issued an aggregate of 504,511 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 142,838 shares of common stock were forfeited to the Company in connection with restricted stock awards for a net issuance of 361,673 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the fourth quarter of December 31, 2018, our operating partnership issued an aggregate of 504,511 common units to the Company.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2018 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with over $7.07 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all of the repurchases of operating partnership equity securities during the fourth quarter of 2018:

Period	Total Number of Units Purchased		Average Price Paid Per Unit(1)	Total Number of Units Purchased As Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Dollar Value) That May Yet Be Purchased Under The Plans or Programs(2)
October 1 - October 31, 2018	—		$—	N/A	N/A
November 1 - November 30, 2018	1,639,260		30.48	1,639,260	$200,000,000
December 1 - December 31, 2018	142,838	(3)	28.41	N/A	N/A
TOTAL	1,782,098		$30.32	1,639,260	$200,000,000
_____________
1.The price paid per unit is based on the closing price of our common stock, as reported by the NYSE, as of the date of the determination of the statutory federal tax income.
2.On January 20, 2016, our board of directors authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc., which our board of directors increased to a total of $250.0 million on March 8, 2018. The program does not have a termination date, and repurchases may be discontinued at any time. For each share of common stock repurchased pursuant to the program, the operating partnership redeems one common unit from Hudson Pacific Properties, Inc.
3.Includes shares of common stock remitted to Hudson Pacific Properties, Inc. to satisfy tax withholding obligations in connection with the distribution of, or the vesting and distribution of, restricted stock in shares of common stock.

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

The following graph shows our cumulative total stockholder return for the five-year period ending on December 31, 2018. The graph assumes a $100 investment in each of the indices on December 31, 2013 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”), and industry peer groups. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
Index Value
180
170
160
150
140
130
120
110
100
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Period Ending
Hudson Pacific Properties, Inc.
MSCI US REIT
SNL U.S. REIT Office
S&P 500
SNL U.S. REIT Equity
NAREIT All Equity REITs

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Hudson Pacific Properties, Inc.	100.00	140.16	133.78	169.71	172.09	150.57
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
MSCI US REIT	100.00	130.38	133.67	145.16	152.52	145.55
SNL U.S. REIT Equity	100.00	127.49	131.01	142.65	154.59	146.94
SNL U.S. REIT Office	100.00	126.06	127.17	141.91	145.74	119.86
NAREIT All Equity REITs	100.00	128.03	131.64	143.00	155.41	149.12

ITEM 6. Selected Financial Data

The following tables summarize consolidated financial and operating data. The financial information has been derived from our historical Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows and is adjusted for the impact of subsequent accounting changes that require retrospective applications, if any. We also periodically adopt new accounting standards that may impact the comparability of the information reflected below. The following data should be read in conjunction with our financial statements and the related notes, see Part IV, Item 15(a) and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this report.

HUDSON PACIFIC PROPERTIES, INC. and HUDSON PACIFIC PROPERTIES, L.P.
(in thousands)

	Year Ended December 31,
	2018	2017	2016	2015(1)	2014
STATEMENTS OF OPERATIONS DATA
Total office revenues	$652,517	$667,110	$593,236	$481,718	$213,786
Total studio revenues	$75,901	$61,029	$46,403	$39,132	$39,629
Office operating expenses	$226,820	$218,873	$202,935	$166,132	$78,372
Studio operating expenses	$40,890	$34,634	$25,810	$23,726	$25,897
Net income (loss)	$111,781	$94,561	$43,758	$(16,082)	$23,522

HUDSON PACIFIC PROPERTIES, INC.
	Year Ended December 31,
	2018	2017	2016	2015(1)	2014
BASIC AND DILUTED PER SHARE AMOUNTS
Net income (loss) attributable to common stockholders—basic	$0.63	$0.44	$0.26	$(0.19)	$0.15
Net income (loss) attributable to common stockholders—diluted	$0.63	$0.44	$0.25	$(0.19)	$0.15
Weighted average shares of common stock outstanding—basic	155,445,247	153,488,730	106,188,902	85,927,216	65,792,447
Weighted average shares of common stock outstanding—diluted	155,696,486	153,882,814	110,369,055	85,927,216	66,509,447
Dividends declared per common share	$1.000	$1.000	$0.800	$0.575	$0.500

HUDSON PACIFIC PROPERTIES, INC. and HUDSON PACIFIC PROPERTIES, L.P. (in thousands)
	As of December 31,
	2018	2017	2016	2015(1)	2014
BALANCE SHEET DATA(2)
Investment in real estate, net	$6,363,906	$5,889,943	$6,050,933	$5,500,462	$2,036,638
Total assets	$7,070,879	$6,622,070	$6,678,998	$6,254,035	$2,335,509
Unsecured and secured debt, net(3)	$2,623,835	$2,421,380	$2,688,010	$2,260,716	$912,683
Total liabilities	$3,117,793	$2,700,929	$2,966,071	$2,514,821	$1,050,317
Redeemable preferred units of the operating partnership	$9,815	$10,177	$10,177	$10,177	$10,177
Redeemable non-controlling interest in consolidated real estate entities	$113,141	$—	$—	$—	$—
Non-controlling interest—units in the operating partnership	$18,338	$14,591	$294,859	$1,800,578	$52,851
Non-controlling interest—members in consolidated real estate entities	$268,246	$258,602	$304,608	$262,625	$42,990

OTHER DATA
Cash flows provided by (used in)
Operating activities	$214,626	$292,959	$226,774	$175,783	$63,483
Investing activities	$(392,333)	$(333,038)	$(524,897)	$(1,797,699)	$(246,361)
Financing activities	$144,618	$33,167	$334,754	$1,658,641	$170,590
Stabilized office properties leased rate as of end of period(4)	95.4%	96.7%	96.4%	95.3%	94.6%
In-Service office properties leased rate as of end of period(5)	93.0%	92.1%	91.2%	90.1%	N/A
Same-store studio leased rate as of end of period(6)	93.1%	90.7%	89.1%	78.5%	71.6%
_____________
1.In 2015, we completed our acquisition of the EOP Northern California Portfolio, which consisted of 26 office assets and two development parcels. The total consideration paid for the acquisition before certain credits, prorations and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of our common stock and common units in our operating partnership.
2.These balances are presented as stated in their respective Form 10-Ks, with the exception of subsequent accounting changes that require retrospective applications.
3.Excludes $138.2 million of in-substance defeased debt and $66.1 million of joint venture partner debt.
4.Stabilized office properties include same-store and stabilized non-same-store properties.
5.In-service office properties include stabilized and lease-up office properties.
6.Percent leased for studio properties is the average percent leased for the 12 months ended December 31, 2018.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2018, our consolidated office portfolio consisted of approximately 13.9 million square feet of in-service, redevelopment and development properties. Additionally, as of December 31, 2018, our studio portfolio consisted of 1.2 million square feet of in-service and development properties.

As of December 31, 2018, our consolidated in-service office portfolio was 93.0% leased (including leases not yet commenced). Our same-store studio properties were 93.1% leased for the average percent leased for the 12 months ended December 31, 2018.

Current Year Highlights

Acquisitions

During 2018, we continued to focus on strategic acquisitions by investing across the risk-return spectrum, favoring opportunities where we can employ leasing, capital investments and management expertise to create additional value. The following table summarizes the properties acquired in 2018:

Property	Submarket	Segment	Date of Acquisition	Square Feet	Purchase Price(1) (in millions)
6605 Eleanor Avenue(2)	Hollywood	Studio	6/7/2018	22,823	$18.0
1034 Seward Street(2)	Hollywood	Studio	6/7/2018	18,673	12.0
One Westside and 10850 Pico(3)	West Los Angeles	Office	8/31/2018	595,987	190.0
Ferry Building(4)	San Francisco	Office	10/9/2018	268,018	291.0
6660 Santa Monica(2)	Hollywood	Studio	10/23/2018	11,200	10.0
TOTAL ACQUISITIONS				916,701	$521.0
_____________
1.Represents purchase price before certain credits, prorations and closing costs.
2.The properties are adjacent to, and now form part of, the Sunset Las Palmas Studios property and consist of sound stages, production offices and support space.
3.We own 75% of the ownership interest in the consolidated joint venture that owns these properties.
4.We own 55% of the ownership interest in the consolidated joint venture that owns this property.

Dispositions

We disposed of five office properties during 2018 that were non-strategic assets in our portfolio. These dispositions resulted in $43.3 million of gains. The following table summarizes the properties sold in 2018:

Property	Date of Disposition	Square Feet	Sales Price(1) (in millions)
Embarcadero Place	1/25/2018	197,402	$136.0
2600 Campus Drive (building 6 of Peninsula Office Park)	1/31/2018	63,050	22.5
2180 Sand Hill	3/1/2018	45,613	82.5
9300 Wilshire	4/10/2018	61,422	13.8
Peninsula Office Park	7/27/2018	447,739	210.0
TOTAL DISPOSITIONS		815,226	$464.8
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.

Held for Sale

As of December 31, 2018, we had no properties that met the criteria to be classified as held for sale.

Redevelopment/Development

We completed construction of our 95 Jackson property in 2018. In 2017, we completed construction of our Fourth & Traction, 604 Arizona, 450 Alaskan and CUE properties all of which were occupied in 2018. As of December 31, 2018, 95 Jackson and Fourth & Traction were classified as lease-up properties and 604 Arizona, 450 Alaskan and CUE were classified as non-same-store stabilized properties.

The following table summarizes the properties currently under redevelopment and development as of December 31, 2018:

		Estimated Square Feet(1)	Estimated Completion Date
Location	Submarket
Redevelopment:
Maxwell	Downtown Los Angeles	99,090	Q1-2019
Total redevelopment		99,090

Development:
EPIC	Hollywood	302,102	Q4-2019
Harlow	Hollywood	106,125	Q1-2020
Total development		408,227
TOTAL REDEVELOPMENT AND DEVELOPMENT		507,317
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.

Financings

In 2018, the outstanding borrowings on our unsecured revolving credit facility increased by $300.0 million, net of paydowns. We use the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes. See Part IV, Item 15 “Financial Statement and Schedules—Note 5 to the Consolidated Financial Statements—Debt” for details on our debt.

On February 1, 2018, we paid in full the debt secured by our Rincon Center property, which was due to mature in May 2018.

On March 13, 2018, the operating partnership entered into the amended and restated credit agreement with various financial institutions. The amended and restated credit agreement modifies the operating partnership’s unsecured revolving credit facility and its term loans.

On August 31, 2018, a trust subsidiary of the consolidated joint venture that owns our One Westside and 10850 Pico properties purchased $149.2 million of U.S. Government securities and assumed $139.0 million of debt. The securities are intended to generate cash flows to fund loan obligations through the early prepayment date of the loan. This transaction does not qualify as an extinguishment of debt, since we will be responsible if there is a shortfall in the assets deposited into the trust.

On October 9, 2018, we acquired the Ferry Building property through a consolidated joint venture. Our joint venture partner loaned $66.1 million to the joint venture to purchase the asset.

Factors That May Influence Our Operating Results

Business and Strategy

We invest in Class-A office and studio properties located in high barrier-to-entry, innovation-centric submarkets with significant growth potential. Our positioning within these submarkets allows us to attract and retain quality growth companies as tenants, many of which are in the technology and studio sectors. The purchase of properties with a value-add component, typically through off-market transactions, also facilitates our growth. These types of assets afford us the opportunity to capture embedded rent growth and occupancy upside, and to strategically invest capital to reposition and redevelop assets to generate additional cash flow. We take a more measured approach to ground-up development, with most under-construction, planned or potential projects located on ancillary sites part of existing operating assets. Management expertise across disciplines supports execution at all levels of our operations. In particular, aggressive leasing and proactive asset management, combined with a focus on conservatively managing our balance sheet, are central to our strategy.

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2018, the percent leased for our in-service office properties was approximately 93.0% (or 90.8%, excluding leases signed but not commenced as of that date). As of December 31, 2018, the percent leased, based on a 12-month trailing average, was approximately 93.1% and 89.2% for same-store studio and non-same-store studio properties, respectively. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our studio properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets

The properties in our portfolio are all located in Northern and Southern California and the Pacific Northwest. Positive or negative changes in economic or other conditions in Northern and Southern California or the Pacific Northwest, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

Operating Expenses

Our operating expenses generally consist of utilities, cleaning, engineering, administrative, property, ad valorem taxes and site maintenance costs. Increases in these expenses over tenants’ base years are generally passed on to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net lease properties. Certain of our properties have been reassessed for property tax purposes as a result of subsequent acquisition, development, redevelopment and other reassessments that remain pending. In the case of completed reassessments, the amount of property taxes we pay reflects the valuations established with the county assessors for the relevant locations of each property as of IPO or their subsequent acquisition. With respect to pending reassessments, we similarly expect the amount of property taxes we pay to reflect the valuations established with such county assessors.

Taxable REIT Subsidiary

Hudson Pacific Services, Inc., or our services company, is a Maryland corporation that is wholly owned by our operating partnership. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes, and we may form additional taxable REIT subsidiaries in the future. Our services company generally may provide both customary and non-customary services to our tenants and engage in other activities that we may not engage in directly without adversely affecting our qualification as a REIT. Our services company and its wholly owned subsidiaries provide a number of services to certain tenants at our studio properties and, from time to time, one or more taxable REIT subsidiaries may provide services to our tenants at these and other properties. In addition, our operating partnership has contributed some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. We currently lease space to wholly owned subsidiaries of our services company at our studio properties and may, from time to time, enter into additional leases with one or more taxable REIT subsidiaries. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable), as a regular C corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

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

Acquisitions of real estate will generally not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings and improvements and related intangible assets or liabilities) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

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

The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. The fair value of acquired “above- and below-” market leases are based on the estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended below-market term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, we include estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related costs. The fair value debt assumed is based on the estimated cash flow projections utilizing interest rates available for the issuance of debt with similar terms and remaining maturities.

Cost Capitalization

We capitalize costs associated with development and redevelopment activities, capital improvements, tenant improvements and leasing activity, which includes internal direct compensation costs. Costs associated with development and redevelopment that are capitalized include interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. We consider a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

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

Revenue Recognition

We recognize rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•whether the tenant improvements are expected to have any residual value at the end of the lease.

Other property-related revenue is revenue that is derived from the tenants’ use of lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). Other property-related revenue is recognized based on a five-step model and revenue is recognized once all performance obligations are satisfied.

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

We evaluate the sales of real estate based on transfer of control. If a real estate sale contract includes ongoing involvement by the seller with the sold property, we evaluate each promised good or service under the contract to determine whether it represents a performance obligation, constitutes a guarantee or prevents the transfer of control.

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

The stock-based compensation is amortized through the final vesting period on a straight-line basis and graded vesting basis for time-based awards and performance-based awards, respectively. We account for forfeitures of awards as they occur. Share-based payments granted to non-employees are accounted for in the same manner as share-based payments granted to employees.

Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

Income Taxes

Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7 and Ferry Building properties, REITs) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

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

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2018, we have not established a liability for uncertain tax positions.

We and our TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. We and our TRS are no longer subject to tax examinations by tax authorities for years prior to 2014. Generally, we have assessed our tax positions for all open years, which include 2014 to 2017, and concluded that there are no material uncertainties to be recognized.

Results of Operations

As of December 31, 2018 our portfolio consists of 55 properties comprising an aggregate of approximately 17.7 million square feet located in Northern and Southern California and the Pacific Northwest.

The following table summarizes our portfolio as of December 31, 2018:

In-Service Portfolio	Number of Buildings	Rentable Square Feet	Percent Occupied	Percent Leased	Annualized Base Rent per Square Foot
OFFICE
Same-store(1)	29	7,308,626	93.6%	94.6%	$46.70
Stabilized non-same store(2)	11	3,114,903	96.2%	97.4%	$51.78
Total stabilized	40	10,423,529	94.4%	95.4%	$48.25
Lease-up(2)(3)	7	1,866,975	71.0%	79.7%	$48.64
Total in-service	47	12,290,504
Redevelopment(2)	3	1,154,670
Development(2)	2	408,227
Total office	52	13,853,401
STUDIO
Same-store(4)	2	839,782		93.1%	$37.44
Non-same-store(2)	1	384,621		89.2%	$41.80
Total studio	3	1,224,403
Land	—	2,639,562
TOTAL	55	17,717,366
____________
1.Includes office properties owned and included in our stabilized portfolio as of January 1, 2017 and still owned and included in the stabilized portfolio as of December 31, 2018.
2.Included in our non-same-store property group.
3.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of December 31, 2018.
4.Includes studio properties owned and included in our portfolio as of January 1, 2017 and still owned and included in our portfolio as of December 31, 2018.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”). NOI is not a measure of operating results or cash flows from operating activities or cash flows as measured by GAAP and should not be considered an alternative to net income, as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions. All companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management because when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing a perspective not immediately apparent from net income. We calculate NOI as net income (loss) excluding corporate general and administrative expenses, depreciation and amortization, impairments, gains/losses on sales of real estate, interest expense, transaction-related expenses and other non-operating items. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI on a cash basis is NOI adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and other non-cash adjustments to revenue and expenses.

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2017 and still owned and included in the stabilized portfolio as of December 31, 2018; and

•Non-same-store properties include:
◦Stabilized non-same store properties
◦Lease-up properties
◦Development properties
◦Redevelopment properties

The following table reconciles net income to NOI:

	Year Ended December 31,
	2018	2017	Dollar Change	Percentage Change
NET INCOME	$111,781	$94,561	$17,220	18.2%
Adjustments:
Interest expense	83,167	90,037	(6,870)	(7.6)
Interest income	(1,718)	(97)	(1,621)	1,671.1
Unrealized gain on non-real estate investment	(928)	—	(928)	(100.0)
Unrealized loss on ineffective portion of derivatives	—	70	(70)	(100.0)
Transaction-related expenses	535	598	(63)	(10.5)
Other income	(822)	(2,992)	2,170	(72.5)
Gains on sale of real estate	(43,337)	(45,574)	2,237	(4.9)
General and administrative	61,027	54,459	6,568	12.1
Depreciation and amortization	251,003	283,570	(32,567)	(11.5)
NOI	$460,708	$474,632	$(13,924)	(2.9)%

Same-store NOI	$294,441	$289,087	$5,354	1.9%
Non-same-store NOI	166,267	185,545	(19,278)	(10.4)
NOI	$460,708	$474,632	$(13,924)	(2.9)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Year Ended December 31,
	2018	2017
Same-store office
Number of properties	29	29
Rentable square feet	7,308,626	7,308,626
Ending % leased	94.6%	96.5%
Ending % occupied	93.6%	94.7%
Average % occupied for the period	92.7%	94.1%
Average annual rental rate per square foot	$46.70	$44.11

Same-store studio
Number of properties	2	2
Rentable square feet	839,782	839,782
Average % occupied over period	93.1%	91.6%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended December 31, 2018.

The following table gives further detail on our NOI:

	Year Ended December 31,
	2018			2017
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental	$320,940	$212,244	$533,184	$311,758	$233,695	$545,453
Tenant recoveries	65,825	26,935	92,760	63,142	29,102	92,244
Parking and other	14,905	11,668	26,573	12,829	16,584	29,413
Total office revenues	401,670	250,847	652,517	387,729	279,381	667,110

Studio
Rental	31,204	13,530	44,734	28,674	7,855	36,529
Tenant recoveries	1,558	455	2,013	1,105	231	1,336
Other property-related revenue	17,358	10,833	28,191	18,254	4,551	22,805
Other	956	7	963	348	11	359
Total studio revenues	51,076	24,825	75,901	48,381	12,648	61,029

Total revenues	452,746	275,672	728,418	436,110	292,029	728,139

OPERATING EXPENSES
Office operating expenses	131,640	95,180	226,820	120,754	98,119	218,873
Studio operating expenses	26,665	14,225	40,890	26,269	8,365	34,634
Total operating expenses	158,305	109,405	267,710	147,023	106,484	253,507

Office NOI	270,030	155,667	425,697	266,975	181,262	448,237
Studio NOI	24,411	10,600	35,011	22,112	4,283	26,395
NOI	$294,441	$166,267	$460,708	$289,087	$185,545	$474,632

The following table gives further detail on our change in NOI:

	Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017
	Same-store		Non-same-store		Total
	Dollar change	Percent change	Dollar change	Percent change	Dollar change	Percent change
REVENUES
Office
Rental	$9,182	2.9%	$(21,451)	(9.2)%	$(12,269)	(2.2)%
Tenant recoveries	2,683	4.2	(2,167)	(7.4)	516	0.6
Parking and other	2,076	16.2	(4,916)	(29.6)	(2,840)	(9.7)
Total office revenues	13,941	3.6	(28,534)	(10.2)	(14,593)	(2.2)

Studio
Rental	2,530	8.8	5,675	72.2	8,205	22.5
Tenant recoveries	453	41.0	224	97.0	677	50.7
Other property-related revenue	(896)	(4.9)	6,282	138.0	5,386	23.6
Other	608	174.7	(4)	(36.4)	604	168.2
Total studio revenues	2,695	5.6	12,177	96.3	14,872	24.4

Total revenues	16,636	3.8	(16,357)	(5.6)	279	0.0

OPERATING EXPENSES
Office operating expenses	10,886	9.0	(2,939)	(3.0)	7,947	3.6
Studio operating expenses	396	1.5	5,860	70.1	6,256	18.1
Total operating expenses	11,282	7.7	2,921	2.7	14,203	5.6

Office NOI	3,055	1.1	(25,595)	(14.1)	(22,540)	(5.0)
Studio NOI	2,299	10.4	6,317	147.5	8,616	32.6
NOI	$5,354	1.9%	$(19,278)	(10.4)%	$(13,924)	(2.9)%

NOI decreased $13.9 million, or 2.9%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily resulting from:

•$3.1 million, or 1.1%, increase in NOI from our same-store office properties resulting primarily from an increase in rental revenues relating to leases signed at our Rincon Center (Google Inc.), 875 Howard Street (Glu Mobile Inc. and Snap Inc.) and 901 Market (DoorDash) properties at a higher rate than expiring leases, partially offset by lease expirations at our Foothill Research Center (Robert Bosch GmbH) property. Tenant recoveries and office operating expenses increased primarily due to property tax reassessments recorded in 2017 for our Rincon Center property. Furthermore, office operating expenses increased due to ground rent expense at our 3400 Hillview property. Parking and other revenues increased primarily due to lease termination fees related to our Concourse property and increased parking revenues at our 505 First and 83 King properties.

•$25.6 million, or 14.1%, decrease in NOI from our non-same-store office properties resulting primarily from our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems, Inc.), and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The decrease was partially offset by the commencement of leases at our ICON (Netflix, Inc.), CUE (Netflix, Inc.), 450 Alaskan (Saltchuk Resources, Inc.), 604 Arizona (ZipRecruiter, Inc.) and Hill7 (WeWork Companies Inc.) properties and an increase in rental revenues relating to leases signed at our Palo Alto Square (Orbital Insight, Inc. and Covington & Burling), Gateway (Lumenis, Inc. and Santa Clara Valley Transportation Authority) and Metro Center (Interactive Data Corp) properties at a higher rate than expiring leases. Additionally, the decrease was partially offset by our acquisition of our 10850 Pico (August 2018) and Ferry Building (October 2018) properties.

•$2.3 million, or 10.4%, increase in NOI from our same-store studio properties resulting primarily from an increase in rental revenues, partially offset by a decrease in other property-related revenues. The increase was primarily a result of an increase in rental rates and production activity at our Sunset Gower Studios, partially offset by the decrease in other property-related revenues due to a decrease in production activity at our Sunset Bronson Studios.

•$6.3 million, or 147.5%, increase in NOI from our non-same-store studio property resulting from our acquisition of Sunset Las Palmas Studios (May 2017), 6666 Santa Monica (June 2017), 6605 Eleanor Avenue (June 2018), 1034 Seward Street (June 2018) and 6660 Santa Monica (October 2018) properties.

Office NOI

Same-store

Same-store office rental revenues increased $9.2 million, or 2.9%, to $320.9 million for the year ended December 31, 2018 compared to $311.8 million for the year ended December 31, 2017. The increase was primarily due to leases signed at our Rincon Center (Google Inc.), 875 Howard Street (Glu Mobile Inc. and Snap Inc.) and 901 Market (DoorDash) properties at a higher rate than expiring leases, partially offset by lease expirations at our Foothill Research Center (Robert Bosch GmbH) property.

Same-store office tenant recoveries increased by $2.7 million, or 4.2%, to $65.8 million for the year ended December 31, 2018 compared to $63.1 million for the year ended December 31, 2017. The increase was primarily due to property tax reassessments recorded in 2017 for our Rincon Center property.

Same-store office parking and other revenues increased by $2.1 million, or 16.2%, to $14.9 million for the year ended December 31, 2018 compared to $12.8 million for the year ended December 31, 2017. The increase was primarily due to lease termination fees related to our Concourse property and increased parking revenues at our 505 First and 83 King properties.

Same-store office operating expenses increased $10.9 million, or 9.0%, to $131.6 million for the year ended December 31, 2018 compared to $120.8 million for the year ended December 31, 2017. The increase was primarily due to property tax reassessments recorded in 2017 for our Rincon Center property and increase in ground rent expense at our 3400 Hillview property.

Non-same-store

Non-same-store office rental revenues decreased $21.5 million, or 9.2%, to $212.2 million for the year ended December 31, 2018 compared to $233.7 million for the year ended December 31, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems, Inc.), and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The decrease was partially offset by the commencement of leases at our ICON (Netflix, Inc.), CUE (Netflix, Inc.), 450 Alaskan (Saltchuk Resources, Inc.), 604 Arizona (ZipRecruiter, Inc.) and Hill7 (WeWork Companies Inc.) properties and an increase in rental revenues relating to leases signed at our Palo Alto Square (Orbital Insight, Inc. and Covington & Burling), Gateway (Lumenis, Inc. and Santa Clara Valley Transportation Authority) and Metro Center (Interactive Data Corp) properties at a higher rate than expiring leases. Additionally, the decrease was partially offset by our acquisition of our 10850 Pico (August 2018) and Ferry Building (October 2018) properties.

Non-same-store office tenant recoveries decreased $2.2 million, or 7.4%, to $26.9 million for the year ended December 31, 2018 compared to $29.1 million for the year ended December 31, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The decrease was partially offset by the commencement of leases at our ICON (Netflix, Inc.), 450 Alaskan (Saltchuk Resources, Inc.) and Hill7 (WeWork Companies Inc.) properties.

Non-same-store office parking and other revenues decreased $4.9 million, or 29.6%, to $11.7 million for the year ended December 31, 2018 compared to $16.6 million for the year ended December 31, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project after an early termination (Cisco Systems, Inc.), and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017) and 9300 Wilshire (April 2018) properties. The decrease was partially offset by the commencement of Netflix, Inc.’s leases at our ICON and CUE properties.

Non-same-store office operating expenses decreased by $2.9 million, or 3.0%, to $95.2 million for the year ended December 31, 2018 compared to $98.1 million for the year ended December 31, 2017. The decrease was primarily due to our Campus Center property, which was taken off-line for a redevelopment project, and the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire

(April 2018) and Peninsula Office Park (July 2018) properties, partially offset by the commencement of Netflix, Inc.’s leases at our ICON and CUE properties, our acquisition of Ferry Building (October 2018) and recently completed redevelopment (95 Jackson, Fourth & Traction and 604 Arizona) and development (450 Alaskan and CUE) properties.

Studio NOI

Same-store

Same-store studio revenues increased by $2.7 million, or 5.6%, to $51.1 million for the year ended December 31, 2018 compared to $48.4 million for the year ended December 31, 2017. The increase was primarily a result of an increase in rental rates and production activity at our Sunset Gower Studios, partially offset by the decrease in other property-related revenues due to a decrease in production activity at our Sunset Bronson Studios.

Same-store studio operating expenses of $26.7 million for the year ended December 31, 2018 remained relatively flat as compared to $26.3 million for the year ended December 31, 2017.

Non-same-store

Non-same-store studio revenues increased by $12.2 million, or 96.3%, to $24.8 million for the year ended December 31, 2018 compared to $12.6 million for the year ended December 31, 2017. Non-same-store studio operating expenses increased by $5.9 million, or 70.1%, to $14.2 million for the year ended December 31, 2018 compared to $8.4 million for the year ended December 31, 2017. The increases were due to our acquisition of Sunset Las Palmas Studios (May 2017), 6666 Santa Monica (June 2017), 6605 Eleanor Avenue (June 2018), 1034 Seward Street (June 2018) and 6660 Santa Monica (October 2018) properties.

Other Expense (Income)

Interest expense

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017 is as follows:

	Year Ended December 31,
	2018	2017	Dollar Change	Percentage Change
Gross interest expense	$92,017	$94,660	$(2,643)	(2.8)%
Capitalized interest	(14,815)	(10,655)	(4,160)	39.0
Amortization of deferred financing costs/loan discount	5,965	6,032	(67)	(1.1)
TOTAL	$83,167	$90,037	$(6,870)	(7.6)%

Gross interest expense decreased by $2.6 million, or 2.8% to $92.0 million for the year ended December 31, 2018 compared to $94.7 million for the year ended December 31, 2017. The decrease is primarily driven by decreased weighted average debt outstanding related to debt relief associated with the sale of our Pinnacle I and Pinnacle II (November 2017) and repayment of debt related to our Rincon Center property (February 2018), partially offset by assumed debt associated with One Westside and 10850 Pico (August 2018) and Ferry Building (October 2019). The decrease is partially offset by an increase in weighted average interest rate due to the increase in LIBOR and our registered senior notes at higher interest rate than debt paid with the proceeds (October 2017), partially offset by lower interest rates resulting from our amended and restated credit agreement (March 2018).

Capitalized interest increased $4.2 million, or 39.0% to $14.8 million for the year ended December 31, 2018 compared to $10.7 million for the year ended December 31, 2017. The increase was primarily driven by our Campus Center and Maxwell redevelopment properties and our EPIC and Harlow development properties, partially offset by recently completed redevelopment and development properties.

Interest income

Interest income increased $1.6 million, or 1,671.1%, to $1.7 million for the year ended December 31, 2018 compared to $0.1 million for the year ended December 31, 2017. The increase was primarily attributable to interest income related to U.S. Government securities.

Other income

Other income decreased $2.2 million, or 72.5%, to $0.8 million for the year ended December 31, 2018 compared to $3.0 million for the year ended December 31, 2017. The change is primarily due to decreased income related to a joint venture we entered into to co-originate a loan secured by land in Santa Clara, California. The loan was repaid in July 2018.

Gains on sale of real estate

We recognized $43.3 million gains on sale of real estate for the year ended December 31, 2018 compared to $45.6 million for the year ended December 31, 2017. We completed the sale of our Embarcadero Place (January 2018), 2600 Campus Drive (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties in 2018 and completed the sale of our 222 Kearny (February 2017), 3402 Pico (March 2017) and Pinnacle I and Pinnacle II (November 2017) properties in 2017.

General and administrative expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $6.6 million, or 12.1%, to $61.0 million for the year ended December 31, 2018 compared to $54.5 million for the year ended December 31, 2017. The change was primarily attributable to the adoption of the 2018 Hudson Pacific Properties, Inc. Outperformance Program, an increase in staffing to meet operational needs, travel and entertainment and shareholder relations costs driven by our 2018 investor day event.

Depreciation and amortization expense

Depreciation and amortization expense decreased $32.6 million, or 11.5%, to $251.0 million for the year ended December 31, 2018 compared to $283.6 million for the year ended December 31, 2017. The decrease was primarily related to the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2600 Campus Drive (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties. The remaining decrease is associated with our Campus Center property, which was taken off-line for redevelopment. The decrease was partially offset by increases in depreciation associated with the acquisition of Sunset Las Palmas Studios (May 2017), One Westside and 10850 Pico (August 2018), Ferry Building (October 2018) and recently completed redevelopment and development properties.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

Management further evaluates NOI by evaluating the performance from the following property groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2016 and still owned and included in the stabilized portfolio as of December 31, 2017; and

•Non-same-store properties, held for sale properties, development projects, redevelopment properties, and lease-up properties as of December 31, 2017 and other properties not owned or not in operation from January 1, 2016 through December 31, 2017.

The following table reconciles net income to NOI:

	Year Ended December 31,
	2017	2016	Dollar Change	Percentage Change
NET INCOME	$94,561	$43,758	$50,803	116.1%
Adjustments:
Interest expense	90,037	76,044	13,993	18.4
Interest income	(97)	(260)	163	(62.7)
Unrealized loss on ineffective portion of derivatives	70	1,436	(1,366)	(95.1)
Transaction-related expenses	598	376	222	59.0
Other income	(2,992)	(1,558)	(1,434)	92.0
Gains on sale of real estate	(45,574)	(30,389)	(15,185)	50.0
General and administrative	54,459	52,400	2,059	3.9
Depreciation and amortization	283,570	269,087	14,483	5.4
NOI	$474,632	$410,894	$63,738	15.5%

Same-store NOI	$287,498	$262,077	$25,421	9.7%
Non-same-store NOI	187,134	148,817	38,317	25.7
NOI	$474,632	$410,894	$63,738	15.5%

The following table summarizes certain statistics of our same-store office and studio properties:

	Year Ended December 31,
	2017	2016
Same-store office
Number of properties	28	28
Rentable square feet	7,421,172	7,421,172
Ending % leased	96.8%	95.5%
Ending % occupied	95.1%	95.1%
Average % occupied for the period	94.7%	94.6%
Average annual rental rate per square foot	$42.32	$38.92

Same-store studio
Number of properties	2	2
Rentable square feet	873,002	873,002
Average % occupied for the period	90.7%	89.2%

The following table gives further detail on our NOI:

	Year Ended December 31,
	2017			2016
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental	$300,584	$244,869	$545,453	$282,058	$204,898	$486,956
Tenant recoveries	60,312	31,932	92,244	56,988	27,398	84,386
Parking and other	17,678	11,735	29,413	12,621	9,273	21,894
Total office revenues	378,574	288,536	667,110	351,667	241,569	593,236

Studio
Rental	28,674	7,855	36,529	26,837	—	26,837
Tenant recoveries	1,105	231	1,336	1,884	—	1,884
Other property-related revenue	18,254	4,551	22,805	17,380	—	17,380
Other	348	11	359	302	—	302
Total studio revenues	48,381	12,648	61,029	46,403	—	46,403

Total revenues	426,955	301,184	728,139	398,070	241,569	639,639

OPERATING EXPENSES
Office operating expenses	113,188	105,685	218,873	110,183	92,752	202,935
Studio operating expenses	26,269	8,365	34,634	25,810	—	25,810
Total operating expenses	139,457	114,050	253,507	135,993	92,752	228,745

Office NOI	265,386	182,851	448,237	241,484	148,817	390,301
Studio NOI	22,112	4,283	26,395	20,593	—	20,593
NOI	$287,498	$187,134	$474,632	$262,077	$148,817	$410,894

The following tables gives further detail on our change in NOI:

	Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016
	Same-store		Non-same-store		Total
	Dollar change	Percent change	Dollar change	Percent change	Dollar change	Percent change
REVENUES
Office
Rental	$18,526	6.6%	$39,971	19.5%	$58,497	12.0%
Tenant recoveries	3,324	5.8	4,534	16.5	7,858	9.3
Parking and other	5,057	40.1	2,462	26.6	7,519	34.3
Total office revenues	26,907	7.7	46,967	19.4	73,874	12.5

Studio
Rental	1,837	6.8	7,855	100.0	9,692	36.1
Tenant recoveries	(779)	(41.3)	231	100.0	(548)	(29.1)
Other property-related revenue	874	5.0	4,551	100.0	5,425	31.2
Other	46	15.2	11	100.0	57	18.9
Total studio revenues	1,978	4.3	12,648	100.0	14,626	31.5

Total revenues	28,885	7.3	59,615	24.7	88,500	13.8

OPERATING EXPENSES
Office operating expenses	3,005	2.7	12,933	13.9	15,938	7.9
Studio operating expenses	459	1.8	8,365	100.0	8,824	34.2
Total operating expenses	3,464	2.5	21,298	23.0	24,762	10.8

Office NOI	23,902	9.9	34,034	22.9	57,936	14.8
Studio NOI	1,519	7.4	4,283	100.0	5,802	28.2
NOI	$25,421	9.7%	$38,317	25.7%	$63,738	15.5%

NOI increased $63.7 million, or 15.5%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily resulting from:

•$23.9 million, or 9.9%, increase in NOI from our same-store office properties resulting primarily from increased rental revenues relating to leases signed at our 1455 Market (Uber Technologies, Inc. and Bank of America), 875 Howard (Glu Mobile, Inc. and Snap, Inc.), 625 Second (Github, Inc. and Ziff Davis, LLC) and Rincon Center (Google, Inc.) properties at a higher rate than expiring leases. The increase was also due to a reduction in above-market lease amortization at our Towers at Shore Center property. Parking and other revenues increased primarily due to lease termination fees related to our Campus Center property. Tenant recoveries increased primarily due to higher recoveries for our 1455 Market property, partially offset by prior year property tax reassessments for our Rincon Center property. Office operating expenses increased due to higher repairs and maintenance costs and higher property tax expenses at our 1455 Market property, partially offset by property tax reassessments related to the prior year for our Rincon Center property.

•$34.0 million, or 22.9%, increase in NOI from our non-same-store office store properties resulting primarily from the commencement of Netflix, Inc.’s lease at our ICON property in the first quarter of 2017 and acquisitions in 2016, which include 11601 Wilshire (acquired in July 2016), Hill7 (acquired in October 2016) and Page Mill Hill (acquired in December 2016), collectively referred to as the “2016 Acquisitions.” The increase was partially offset by the sale of our One Bay Plaza (sold in June 2016), 12655 Jefferson (sold in November 2016), 222 Kearny (sold in February 2017), Pinnacle I and Pinnacle II (sold in November 2017) properties. Rental revenues increased primarily due to leases signed at our Metro Center (Qualys, Inc., BrightEdge Technologies, Inc. and Scale Management, LLC) property at a higher rate than expiring leases, partially offset by lower revenues from our 604 Arizona property, which was taken off-line for a redevelopment project. Office operating expenses increased due to the commencement of Netflix, Inc.’s lease at our ICON property, the 2016 Acquisitions and higher operating expense at our Metro Center property, partially offset by the sale of our One Bay Plaza property.

•$1.5 million, or 7.4%, increase in NOI from our same-store studio properties resulting primarily from higher rental revenues and other property-related revenues, partially offset by lower tenant recoveries. The increase was primarily a result of an increase in occupancy and production at Sunset Bronson Studios, partially offset by lower recoveries primarily due to a reimbursement in connection with the reconciliation of prior year operating expense recoveries under the lease with KTLA at Sunset Bronson Studios.

•$4.3 million, or 100.0%, increase in NOI from our non-same-store studio property resulting from our acquisition of Sunset Las Palmas Studios in May 2017.

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

Studio NOI

Same-store studio

Same-store studio revenues increased by $2.0 million, or 4.3%, to $48.4 million for the year ended December 31, 2017 compared to $46.4 million for the year ended December 31, 2016. The increase was primarily attributable to a $1.8 million increase in rental revenues to $28.7 million and a $0.9 million increase in other property-related revenues to $18.3 million. The increase in rental revenues and other property-related revenues were primarily due to higher occupancy and production at Sunset Bronson Studios. This was partially offset by lower recoveries primarily due to a reimbursement in connection with the reconciliation of prior year operating expense recoveries under the lease with KTLA at Sunset Bronson Studios.

Same-store studio operating expenses increased by $0.5 million, or 1.8%, to $26.3 million for the year ended December 31, 2017 compared to $25.8 million for the year ended December 31, 2016. The increase was due to an overall increase in occupancy and production.

Non-same-store studio

Non-same-store studio revenues were $12.6 million for the year ended December 31, 2017. Non-same-store studio operating expenses were $8.4 million for the year ended December 31, 2017. We acquired Sunset Las Palmas Studios in May 2017, which caused the increase in revenues and expenses.

Other Expense (Income)

Interest expense

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016 is as follows:

	Year Ended December 31,
	2017	2016	Dollar Change	Percentage Change
Gross interest expense	$94,660	$82,887	$11,773	14.2%
Capitalized interest	(10,655)	(11,307)	652	(5.8)
Amortization of deferred financing costs/loan discount	6,032	4,464	1,568	35.1
TOTAL	$90,037	$76,044	$13,993	18.4%

Gross interest expense increased by $11.8 million, or 14.2%, to $94.7 million for the year ended December 31, 2017 compared to $82.9 million for the year ended December 31, 2016. The increase is primarily driven by higher weighted average debt outstanding in 2017 as compared to 2016, primarily due to $200.0 million of note purchase agreement borrowings in the third quarter of 2016 and $101.0 million of borrowings related to our Hill7 property in the fourth quarter of 2016.

Capitalized interest decreased $0.7 million, or 5.8%, to $10.7 million for the year ended December 31, 2017 compared to $11.3 million for the year ended December 31, 2016. The decrease was primarily driven by our recently completed redevelopment and development properties, partially offset by our 450 Alaskan, EPIC and CUE development properties.

Amortization of deferred financing costs/loan discount increased $1.6 million, or 35.1%, to $6.0 million for the year ended December 31, 2017 compared to $4.5 million for the year ended December 31, 2016. The increase is primarily due to amortized loan costs related to our $200.0 million of note purchase agreement borrowings and $101.0 million of borrowings related to our Hill7 property.

Unrealized loss on ineffective portion of derivatives

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

Gains on sale of real estate

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

Liquidity and Capital Resources

We have remained capitalized since our initial public offering through public offerings, private placements and continuous offerings under our at-the-market (“ATM”) program. We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, strategic acquisitions, capital expenditures, tenant improvements, leasing costs, dividends and distributions, share repurchases and repayments of outstanding debt financing will include:

•Cash on hand, cash reserves and net cash provided by operations;

•Proceeds from additional equity securities;

•Our ATM program;

•Borrowings under the operating partnership’s unsecured revolving credit facility; and

•Proceeds from additional secured, unsecured debt financings, construction loan or offerings.

Liquidity Sources

We had approximately $53.7 million of cash and cash equivalents at December 31, 2018. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through December 31, 2018. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of December 31, 2018, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, $400.0 million of which had been drawn. As of December 31, 2018, we had total borrowing capacity, subject to lender required submissions, of $257.0 million under our construction loan secured by our Sunset Gower Studios and Sunset Bronson Studios properties, $5.0 million of which had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of December 31, 2018:

Market capitalization	December 31, 2018
Debt(1)	$2,640,381
Series A preferred units	9,815
Common equity capitalization(2)	4,552,427
TOTAL MARKET CAPITALIZATION	$7,202,623
Series A preferred units & debt/total market capitalization	36.8%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discount.
2.Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of our stock, reported by the NYSE, as of December 31, 2018.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2018 and December 31, 2017 with respect to our outstanding indebtedness (excluding unamortized deferred financing costs and loan discounts):

	December 31, 2018	December 31, 2017
Unsecured debt	$2,275,000	$1,975,000
Secured debt	$365,381	$464,311
In-substance defeased debt	$138,223	$—
Joint venture partner debt	$66,136	$—

The operating partnership was in compliance with its financial covenants as of December 31, 2018.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2018, including any guaranteed or minimum commitments under contractual obligations.

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on unsecured and secured debt	$2,640,381	$5,569	$440,727	$1,060,085	$1,134,000
Principal payments on in-substance defeased debt	138,223	3,193	6,817	128,213	—
Principal payments on joint venture partner debt	66,136	—	—	—	66,136
Interest payments—fixed rate(1)	463,782	64,942	129,362	114,440	155,038
Interest payments—variable rate(2)	110,249	40,858	61,206	8,185	—
Capital improvements(3)	259,368	259,368	—	—	—
Ground leases(4)	571,370	17,137	34,274	34,352	485,607
TOTAL	$4,249,509	$391,067	$672,386	$1,345,275	$1,840,781

_____________
1.Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for fixed rate debts, which includes $23.0 million of projected interest related to our in-substance defeased debt and $29.1 million of projected interest related to our joint venture partner debt.
2.Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for variable rate debts, including those that are effectively fixed as a result of derivatives and in instances where interest is paid based on a LIBOR margin, we used the average December LIBOR and current margin based on the leverage ratio as of December 31, 2018.
3.Amount represents capital improvement commitments related to development and redevelopment projects and contractual obligations related to tenant improvements as of December 31, 2018. Includes tenant overages that will ultimately be reimbursed by our tenants.
4.Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. Refer to Part IV, Item 15(a) “Financial Statement and Schedules—Note 7 to the Consolidated Financial Statements—Future Minimum Rent and Lease Payments” for details of our ground lease agreements.

On October 5, 2018, we entered into an agreement to invest in a real estate technology venture capital fund. We committed to funding up to $20.0 million. We have not yet contributed to the fund.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements.

Cash Flows

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017 is as follows:

	Year Ended December 31,
	2018	2017	Dollar Change	Percentage Change
Net cash provided by operating activities	$214,626	$292,959	$(78,333)	(26.7)%
Net cash used in investing activities	$(392,333)	$(333,038)	$(59,295)	17.8
Net cash provided by financing activities	$144,618	$33,167	$111,451	336.0

Cash and cash equivalents and restricted cash were $68.2 million and $101.3 million at December 31, 2018 and 2017, respectively.

Operating Activities

Net cash provided by operating activities decreased by $78.3 million, or 26.7%, to $214.6 million for the year ended December 31, 2018 as compared to $293.0 million for the year ended December 31, 2017. The change resulted primarily from a decrease in cash NOI, as defined, from our office and studio properties, driven by lower cash rents due to the sale of our 222 Kearny (February 2017), Pinnacle I and Pinnacle II (November 2017), Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties and redevelopment at our Campus Center property. The decrease was partially offset by higher cash NOI related to the commencement of Netflix, Inc.’s lease at our ICON and CUE properties, our 450 Alaskan (Saltchuk Resources Inc.) development project and property acquisitions in 2018.

Investing Activities

Net cash used in investing activities increased by $59.3 million, or 17.8%, to $392.3 million for the year ended December 31, 2018 as compared to $333.0 million for year ended December 31, 2017. The change resulted primarily from an increase in cash used to purchase U.S. Government securities, an increase in cash used to acquire real estate and an increase in cash used for additions to investment in real estate, partially offset by an increase in proceeds from sales of real estate properties.

Financing Activities

Net cash provided by financing activities increased by $111.5 million, or 336.0%, to $144.6 million for the year ended December 31, 2018 as compared to $33.2 million for the year ended December 31, 2017. The change resulted primarily from a reduction in paydowns of unsecured and secured debt, repurchases of common units in our operating partnership and increased contributions received related to our One Westside and 10850 Pico and Ferry building joint ventures in 2018, partially offset by a reduction in proceeds from sale of common stock, reduction in proceeds from unsecured and secured debt and an increase in share/unit repurchases.

Non-GAAP Supplemental Financial Measure: Funds From Operations

We calculate FFO in accordance with the White Paper issued in December 2018 on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding gains and losses from sales of depreciable real estate, gains and losses from sale of certain real estate assets and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. The calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. In the December 2018 White Paper, NAREIT, provided an option to include value changes in mark-to-market equity securities in the calculation of FFO. We elected this option, retroactively during fourth quarter 2018. We believe that FFO is a useful supplemental measure of our operating performance. The exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Also, because FFO is generally recognized as the industry standard for reporting the operations of REITs, it facilitates comparisons of operating performance to other REITs. However, other REITs may use different methodologies to calculate FFO, and accordingly, our FFO may not be comparable to all other REITs.

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

The following table presents a reconciliation of net income to FFO:

	Year Ended December 31,
	2018	2017
Net income	$111,781	$94,561
Adjustments:
Depreciation and amortization of real estate assets	249,003	281,773
Gains on sale of real estate	(43,337)	(45,574)
Unrealized gains on non-real estate investment	(928)	—
FFO attributable to non-controlling interests	(22,978)	(24,068)
Net income attributable to preferred units	(618)	(636)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$292,923	$306,056

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

The following table summarizes our derivative instruments used to hedge interest rate risk, as of December 31, 2018:

					Interest Rate Range
Underlying Debt Instrument	Number of Hedges	Notional Amount	Effective Date	Maturity Date	Low	High
Met Park North	1	64,500	August 2013	August 2020	3.71%	3.71%
Term loan A	2	300,000	July 2016	April 2020	2.65%	3.06%
Term loan B	2	350,000	April 2015	April 2022	2.96%	3.46%
Term loan D	1	125,000	June 2016	November 2022	2.63%	3.13%
		839,500
The following table summarizes our fixed and variable rate debt as of December 31, 2018:

	Unsecured and Secured Debt		In-Substance Defeased Debt		Joint Venture Partner Debt
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate(1)	$1,319,501	$1,319,501	$—	$—	$—	$—
Fixed rate(2)	1,320,232	1,261,873	138,223	135,894	66,136	66,136
TOTAL(3)	$2,639,733	$2,581,374	$138,223	$135,894	$66,136	$66,136
_____________
1.Includes $839.5 million of debt that is effectively fixed as a result of derivatives instruments.
2.Includes $400.0 million registered senior notes that were issued at a discount. The discount, net of amortization, was $648 thousand at December 31, 2018.
3.Excludes unamortized deferred financing costs.

For sensitivity purposes, if one-month LIBOR as of December 31, 2018 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would decrease our future earnings and cash flows by $4.8 million. If one-month LIBOR as of December 31, 2018 was to decrease by 100 basis points, or 1.0%, the resulting decrease in annual interest expense would increase our future earnings and cash flows by $4.8 million.

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

Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2018. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2018, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.

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

Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2018. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2018, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)

The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2018.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2019. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2019.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2019.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2019.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2019.

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

(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Form of Articles Supplementary of Hudson Pacific Properties, Inc.	S-11/A	333-170751	3.3	December 6, 2010
3.3	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.4	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. dated as of December 17, 2015.	10-K	001-34789	10.1	February 26, 2016
3.5	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.	S-11/A	333-164916	4.1	June 14, 2010
4.2	Indenture, dated October 2, 2017, among Hudson Pacific Properties, L.P., and U.S. Bank National Association	8-K	001-34789	4.1	October 2, 2017
4.3	Supplemental Indenture No. 1, dated October 2, 2017, among Hudson Pacific Properties, L.P., Hudson Pacific Properties, Inc. and U.S. Bank National Association	8-K	001-34789	4.2	October 2, 2017
10.1	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.	S-11	333-170751	10.2	November 22, 2010
10.2	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.	S-11	333-170751	10.3	November 22, 2010
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.	S-11	333-170751	10.5	November 22, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.	S-11	333-170751	10.6	November 22, 2010
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.	S-11	333-170751	10.7	November 22, 2010
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.	S-11	333-170751	10.8	November 22, 2010
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.	S-11	333-170751	10.10	November 22, 2010
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.	S-11	333-170751	10.11	November 22, 2010
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.	S-11	333-170751	10.12	November 22, 2010
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.	S-11	333-170751	10.13	November 22, 2010
10.11	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.	S-11	333-170751	10.14	November 22, 2010
10.12	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*	S-11/A	333-164916	10.5	June 14, 2010
10.13	Hudson Pacific Properties, Inc. Director Stock Plan.*	S-11/A	333-170751	10.17	December 6, 2010
10.14	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.11	April 9, 2010
10.15	Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.12	April 9, 2010
10.16	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.13	April 9, 2010
10.17	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.	S-11/A	333-164916	10.14	April 9, 2010
10.18	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.	S-11/A	333-164916	10.16	April 9, 2010
10.19	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.	S-11/A	333-164916	10.17	April 9, 2010
10.20	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.	8-K	001-34789	10.3	July 1, 2010
10.21	Agreement of Purchase and Sale and Joint Escrow Instructions between Del Amo Fashion Center Operating Company and Hudson Capital, LLC dated as of May 18, 2010.	S-11/A	333-164916	10.20	June 11, 2010
10.22	Conditional Consent Agreement between GLB Encino, LLC, as Borrower, and SunAmerica Life Insurance Company, as Lender, dated as of June 10, 2010.	S-11/A	333-164916	10.24	June 22, 2010
10.23	Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.	S-11/A	333-164916	10.25	June 22, 2010
10.24	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.	S-11/A	333-164916	10.26	June 22, 2010
10.25	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.	S-11/A	333-164916	10.27	June 22, 2010
10.26	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.28	June 22, 2010
10.27	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.29	June 22, 2010
10.28	Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.	8-K	001-34789	10.5	July 1, 2010
10.29	First Amendment to Purchase and Sale Agreement, dated October 1, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.	S-11/A	333-170751	10.45	December 6, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.30	Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.	8-K	001-34789	10.1	December 21, 2010
10.31	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.	S-11	333-173487	10.48	April 14, 2011
10.32	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.	S-11	333-173487	10.49	April 14, 2011
10.33	First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011.	8-K	001-34789	4.1	May 4, 2011
10.34	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.	8-K	001-34789	10.1	May 4, 2011
10.35	Form of 2012 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 6, 2012
10.36	Form of 2013 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 7, 2013
10.37	Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.	8-K	001-34789	10.1	July 1, 2013
10.38	First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.	10-Q	001-34789	10.66	November 7, 2013
10.39	Supplemental Federal Income Tax Considerations.	8-K	001-34789	99.1	November 22, 2013
10.40	Form of 2014 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 3, 2014
10.41	Addendum to Outperformance Agreement.*	10-K	001-34789	10.70	March 3, 2014
10.42	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Barclays Capital Inc.	10-Q	001-34789	10.76	August 7, 2014
10.43	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	10-Q	001-34789	10.77	August 7, 2014
10.44	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and KeyBanc Capital Markets Inc.	10-Q	001-34789	10.78	August 7, 2014
10.45	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Wells Fargo Securities, LLC.	10-Q	001-34789	10.79	August 7, 2014
10.46	Bridge Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.	8-K	001-34789	10.1	December 11, 2014
10.47	Backstop Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	8-K	001-34789	10.2	December 11, 2014
10.48	Form of 2015 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 2, 2015
10.49	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P.	8-K	001-34789	10.1	January 12, 2015
10.50	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.	10-K	001-34789	10.84	March 2, 2015
10.51	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (2012 Outperformance program) Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.1	March 12, 2015
10.52	Form of Addendum to 2014 Outperformance Award Agreement.*	8-K	001-34789	10.2	March 12, 2015
10.53	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.	10-Q	001-34789	10.91	August 10, 2015
10.54	Loan Agreement dated as of October 9, 2015 between Hudson Element LA, LLC, as Borrower and Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, collectively, as Lender.	10-Q	001-34789	10.93	November 6, 2015
10.55	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	8-K	001-34789	10.2	November 20, 2015
10.56	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2016.*	8-K	001-34789	10.2	December 21, 2015
10.57	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2016.*	8-K	001-34789	10.3	December 21, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.58	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher Barton, dated January 1, 2016.*	8-K	001-34789	10.4	December 21, 2015
10.59	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alex Vouvalides, dated January 1, 2016.*	8-K	001-34789	10.5	December 21, 2015
10.60	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.6	December 21, 2015
10.61	Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield*	10-K	001-34789	10.95	February 26, 2016
10.62	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (2013 Outperformance Program)*	10-K	001-34789	10.96	February 26, 2016
10.63	Form of 2016 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	March 21, 2016
10.64	Form of 2016 Outperformance Program OPP Unit Agreement (LTIP Units)*	8-K	001-34789	10.2	March 21, 2016
10.65	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein	10-Q	001-34789	10.8	August 4, 2016
10.66	Form of 2017 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	February 10, 2017
10.67	Form of 2017 Outperformance Award Agreement (LTIP Units)*	8-K	001-34789	10.2	February 10, 2017
10.68	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan*	8-K	001-34789	10.1	May 25, 2017
10.69	Indemnification Agreement, dated August 16, 2017, by and between Hudson Pacific Properties, Inc. and Andrea Wong	10-Q	001-34789	10.2	November 6, 2017
10.70	Form of 2018 Outperformance Award Agreement (REIT Shares)*	10-K	001-34789	10.72	February 16, 2018
10.71	Form of 2018 Outperformance Award Agreement (LTIP Units)*	10-K	001-34789	10.73	February 16, 2018
10.72	Third Amended and Restated Credit Agreement, dated as of March 13, 2018, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-34789	10.1	March 19, 2018
10.73	Form of Amendment to Outperformance Award Agreement*	10-Q	001-34789	10.1	August 2, 2018
10.74	Form of Time-Based LTIP Unit Agreement*	8-K	001-34789	10.1	December 14, 2018
10.75	Form of 2019 Outperformance Award Agreement (REIT Shares)*
10.76	Form of 2019 Outperformance Award Agreement (LTIP Units)*
21.1	Subsidiaries of Hudson Pacific Properties, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
99.1	Certificate of Correction	8-K	001-34789	99.1	January 23, 2012
101	The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows and (vii) Notes to Consolidated Financial Statements**
*	Denotes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16.    Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

February 15, 2019	/s/ VICTOR J. COLEMAN
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

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 15, 2019
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 15, 2019
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2019
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 15, 2019
Theodore R. Antenucci
/S/ RICHARD B. FRIED	Director	February 15, 2019
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 15, 2019
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 15, 2019
Robert L. Harris II
/S/ MARK D. LINEHAN	Director	February 15, 2019
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 15, 2019
Robert M. Moran, Jr.
/S/ MICHAEL NASH	Director	February 15, 2019
Michael Nash
/S/ BARRY A. PORTER	Director	February 15, 2019
Barry A. Porter
/S/ ANDREA L. WONG	Director	February 15, 2019
Andrea L. Wong

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

February 15, 2019	/s/ VICTOR J. COLEMAN
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

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 15, 2019
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 15, 2019
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2019
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 15, 2019
Theodore R. Antenucci
/S/ RICHARD B. FRIED	Director	February 15, 2019
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 15, 2019
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 15, 2019
Robert L. Harris II
/S/ MARK D. LINEHAN	Director	February 15, 2019
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 15, 2019
Robert M. Moran, Jr.
/S/ MICHAEL NASH	Director	February 15, 2019
Michael Nash
/S/ BARRY A. PORTER	Director	February 15, 2019
Barry A. Porter
/S/ ANDREA L. WONG	Director	February 15, 2019
Andrea L. Wong

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Hudson Pacific Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hudson Pacific Properties, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 15, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2017-01

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

Los Angeles, California
February 15, 2019

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Investment in real estate, at cost	$7,059,537	$6,219,361
Accumulated depreciation and amortization	(695,631)	(521,370)
Investment in real estate, net	6,363,906	5,697,991
Cash and cash equivalents	53,740	78,922
Restricted cash	14,451	22,358
Accounts receivable, net	14,004	4,234
Straight-line rent receivables, net	142,369	106,466
Deferred leasing costs and lease intangible assets, net	279,896	239,029
U.S. Government securities (Note 2)	146,880	—
Prepaid expenses and other assets, net	55,633	61,139
Assets associated with real estate held for sale	—	411,931
TOTAL ASSETS	$7,070,879	$6,622,070

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$2,623,835	$2,421,380
In-substance defeased debt	138,223	—
Joint venture partner debt	66,136	—
Accounts payable, accrued liabilities and other	175,300	162,346
Lease intangible liabilities, net	45,612	49,540
Security deposits and prepaid rent	68,687	62,760
Liabilities associated with real estate held for sale	—	4,903
Total liabilities	3,117,793	2,700,929

Redeemable preferred units of the operating partnership	9,815	10,177
Redeemable non-controlling interest in consolidated real estate entities	113,141	—

Equity
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 154,371,538 shares and 155,602,508 shares outstanding at December 31, 2018 and 2017, respectively	1,543	1,556
Additional paid-in capital	3,524,502	3,622,988
Accumulated other comprehensive income	17,501	13,227
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,543,546	3,637,771
Non-controlling interest—members in consolidated real estate entities	268,246	258,602
Non-controlling interest—units in the operating partnership	18,338	14,591
Total equity	3,830,130	3,910,964
TOTAL LIABILITIES AND EQUITY	$7,070,879	$6,622,070

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
REVENUES
Office
Rental	$533,184	$545,453	$486,956
Tenant recoveries	92,760	92,244	84,386
Parking and other	26,573	29,413	21,894
Total office revenues	652,517	667,110	593,236
Studio
Rental	44,734	36,529	26,837
Tenant recoveries	2,013	1,336	1,884
Other property-related revenue	28,191	22,805	17,380
Other	963	359	302
Total studio revenues	75,901	61,029	46,403
Total revenues	728,418	728,139	639,639
OPERATING EXPENSES
Office operating expenses	226,820	218,873	202,935
Studio operating expenses	40,890	34,634	25,810
General and administrative	61,027	54,459	52,400
Depreciation and amortization	251,003	283,570	269,087
Total operating expenses	579,740	591,536	550,232
OTHER EXPENSE (INCOME)
Interest expense	83,167	90,037	76,044
Interest income	(1,718)	(97)	(260)
Unrealized gain on non-real estate investment	(928)	—	—
Unrealized loss on ineffective portion of derivative instrument	—	70	1,436
Transaction-related expenses	535	598	376
Other income	(822)	(2,992)	(1,558)
Gains on sale of real estate	(43,337)	(45,574)	(30,389)
Total other expense	36,897	42,042	45,649
Net income	111,781	94,561	43,758
Net income attributable to preferred units	(618)	(636)	(636)
Net income attributable to participating securities	(663)	(1,003)	(766)
Net income attributable to non-controlling interest in consolidated real estate entities	(11,883)	(24,960)	(9,290)
Net income attributable to redeemable non-controlling interest in consolidated real estate entities	(169)	—	—
Net income attributable to non-controlling interest in the operating partnership	(358)	(375)	(5,848)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$98,090	$67,587	27,218

BASIC AND DILUTED PER SHARE AMOUNTS
Net income attributable to common stockholders—basic	$0.63	$0.44	$0.26
Net income attributable to common stockholders—diluted	$0.63	$0.44	$0.25
Weighted average shares of common stock outstanding—basic	155,445,247	153,488,730	106,188,902
Weighted average shares of common stock outstanding—diluted	155,696,486	153,882,814	110,369,055

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$111,781	$94,561	$43,758
Other comprehensive income: change in fair value of derivatives	4,058	7,398	5,942
Comprehensive income	115,839	101,959	49,700
Comprehensive income attributable to preferred units	(618)	(636)	(636)
Comprehensive income attributable to participating securities	(660)	(1,003)	(766)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(11,883)	(24,960)	(9,290)
Comprehensive income attributable to redeemable non-controlling interest in consolidated real estate entities	(169)	—	—
Comprehensive income attributable to non-controlling interest in the operating partnership	(372)	(420)	(1,213)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$102,137	$74,940	$37,795

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the operating partnership	Members in Consolidated Entities	Total Equity
Balance, December 31, 2015	$89,153,780	$891	$1,710,979	$(44,955)	$(1,081)	$1,800,578	$262,625	$3,729,037
Contributions	—	—	—	—	—	—	33,996	33,996
Distributions	—	—	—	—	—	—	(1,303)	(1,303)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	47,010,695	470	1,449,111	—	—	—	—	1,449,581
Issuance of unrestricted stock	590,520	6	—	—	—	—	—	6
Shares withheld to satisfy tax withholding	(262,760)	(3)	(8,424)	—	—	—	—	(8,427)
Declared dividend	—	—	(90,005)	—	—	(27,814)	—	(117,819)
Amortization of stock-based compensation	—	—	13,609	—	—	1,045	—	14,654
Net income	—	—	—	27,984	—	5,848	9,290	43,122
Change in fair value of derivatives	—	—	—	—	10,577	(4,635)	—	5,942
Redemption of common units in the operating partnership	—	—	34,124	—	—	(1,480,163)	—	(1,446,039)
Balance, December 31, 2016	136,492,235	1,364	3,109,394	(16,971)	9,496	294,859	304,608	3,702,750
Contributions	—	—	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	18,656,575	187	647,195	—	—	—	—	647,382
Issuance of unrestricted stock	917,086	9	(9)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(463,388)	(4)	(16,037)	—	—	—	—	(16,041)
Declared dividend	—	—	(106,269)	(51,619)	—	(656)	—	(158,544)
Amortization of stock-based compensation	—	—	13,249	—	—	2,666	—	15,915
Net income	—	—	—	68,590	—	375	24,960	93,925
Change in fair value of derivatives	—	—	—	—	7,353	45	—	7,398
Redemption of common units in the operating partnership	—	—	(24,535)	—	(3,622)	(282,698)	—	(310,855)
Balance, December 31, 2017	155,602,508	1,556	3,622,988	—	13,227	14,591	258,602	3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	—	—	(231)	230	1	—	—
Contributions	—	—	—	—	—	—	2,486	2,486
Distributions	—	—	—	—	—	—	(4,725)	(4,725)
Issuance of unrestricted stock	571,481	5	(5)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(163,191)	(2)	(4,751)	—	—	—	—	(4,753)
Repurchase of common stock	(1,639,260)	(16)	(50,000)	—	—	—	—	(50,016)
Declared dividend	—	—	(57,769)	(98,522)	—	(712)	—	(157,003)
Amortization of stock-based compensation	—	—	14,039	—	—	4,086	—	18,125
Net income	—	—	—	98,753	—	358	11,883	110,994
Change in fair value of derivatives	—	—	—	—	4,044	14	—	4,058
Balance, December 31, 2018	154,371,538	$1,543	$3,524,502	$—	$17,501	$18,338	$268,246	$3,830,130

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,781	$94,561	$43,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,003	283,570	269,087
Non-cash portion of interest expense	5,965	6,032	4,464
Amortization of stock-based compensation	17,028	15,079	14,144
Straight-line rents	(36,202)	(29,638)	(29,079)
Straight-line rent expenses	711	433	1,023
Amortization of above- and below-market leases, net	(17,593)	(18,062)	(19,734)
Amortization of above- and below-market ground lease, net	2,422	2,505	2,160
Amortization of lease incentive costs	1,464	1,546	1,388
Other non-cash adjustments	369	883	707
Gains on sale of real estate	(43,337)	(45,574)	(30,389)
Change in operating assets and liabilities:
Accounts receivable	(10,854)	1,929	15,088
Deferred leasing costs and lease intangibles	(55,286)	(32,244)	(43,476)
Prepaid expenses and other assets	(2,978)	233	(7,312)
Accounts payable and accrued liabilities	(13,184)	19,447	(4,426)
Security deposits and prepaid rent	3,317	(7,741)	9,371
Net cash provided by operating activities	214,626	292,959	226,774
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(351,277)	(302,447)	(258,718)
Property acquisitions	(362,687)	(257,734)	(630,145)
Purchase of U.S. Government securities	(149,176)	—	—
Maturities of U.S. Government securities	2,229	—	—
Proceeds from sales of real estate	454,542	212,250	372,302
Distributions from unconsolidated entity	14,036	15,964	—
Contributions to unconsolidated entity	—	(1,071)	(37,228)
Proceeds from repayment of notes receivable	—	—	28,892
Net cash used in investing activities	(392,333)	(333,038)	(524,897)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	650,000	766,660	1,318,000
Payments of unsecured and secured debt	(449,711)	(822,526)	(888,607)
Proceeds from joint venture partner debt	66,136	—	—
Proceeds from issuance of common stock, net	—	647,382	1,449,581
Repurchase of common units in the operating partnership	—	(310,855)	(1,446,039)
Redemption of series A preferred units	(362)	—	—
Dividends paid to common stock and unit-holders	(157,003)	(158,544)	(117,819)
Dividends paid to preferred unit-holders	(618)	(636)	(636)
Contribution of redeemable non-controlling member in consolidated real estate entities	100,223	—	—
Contribution of non-controlling member in consolidated real estate entities	2,486	3,870	33,996
Distribution to non-controlling member in consolidated real estate entities	(4,725)	(74,836)	(1,303)
Payments to satisfy tax withholding	(4,769)	(16,041)	(8,427)
Repurchase of common stock	(50,000)	—	—
Payment of loan costs	(7,039)	(1,307)	(3,992)
Net cash provided by financing activities	144,618	33,167	334,754
Net (decrease) increase in cash and cash equivalents and restricted cash	(33,089)	(6,912)	36,631
Cash and cash equivalents and restricted cash—beginning of period	101,280	108,192	71,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— END OF THE PERIOD	$68,191	$101,280	$108,192
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Partners of Hudson Pacific Properties, L.P.

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. (the “Operating Partnership”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Operating Partnership at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2017-01

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

Los Angeles, California
February 15, 2019

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Investment in real estate, at cost	$7,059,537	$6,219,361
Accumulated depreciation and amortization	(695,631)	(521,370)
Investment in real estate, net	6,363,906	5,697,991
Cash and cash equivalents	53,740	78,922
Restricted cash	14,451	22,358
Accounts receivable, net	14,004	4,234
Straight-line rent receivables, net	142,369	106,466
Deferred leasing costs and lease intangible assets, net	279,896	239,029
U.S. Government securities (Note 2)	146,880	—
Prepaid expenses and other assets, net	55,633	61,139
Assets associated with real estate held for sale	—	411,931
TOTAL ASSETS	$7,070,879	$6,622,070

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$2,623,835	$2,421,380
In-substance defeased debt	138,223	—
Joint venture partner debt	66,136	—
Accounts payable, accrued liabilities and other	175,300	162,346
Lease intangible liabilities, net	45,612	49,540
Security deposits and prepaid rent	68,687	62,760
Liabilities associated with real estate held for sale	—	4,903
Total Liabilities	3,117,793	2,700,929

Redeemable preferred units of the operating partnership	9,815	10,177
Redeemable non-controlling interest in consolidated real estate entities	113,141	—

Capital
Hudson Pacific Properties, L.P. partners’ capital:
Common units, 154,940,583 and 156,171,553 issued and outstanding at December 31, 2018 and 2017, respectively.	3,544,319	3,639,086
Accumulated other comprehensive income	17,565	13,276
Total Hudson Pacific Properties, L.P. partners’ capital	3,561,884	3,652,362
Non-controlling interest—members in consolidated real estate entities	268,246	258,602
Total capital	3,830,130	3,910,964
TOTAL LIABILITIES AND CAPITAL	$7,070,879	$6,622,070

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
REVENUES
Office
Rental	$533,184	$545,453	$486,956
Tenant recoveries	92,760	92,244	84,386
Parking and other	26,573	29,413	21,894
Total office revenues	652,517	667,110	593,236
Studio
Rental	44,734	36,529	26,837
Tenant recoveries	2,013	1,336	1,884
Other property-related revenue	28,191	22,805	17,380
Other	963	359	302
Total studio revenues	75,901	61,029	46,403
Total revenues	728,418	728,139	639,639
OPERATING EXPENSES
Office operating expenses	226,820	218,873	202,935
Studio operating expenses	40,890	34,634	25,810
General and administrative	61,027	54,459	52,400
Depreciation and amortization	251,003	283,570	269,087
Total operating expenses	579,740	591,536	550,232
OTHER EXPENSE (INCOME)
Interest expense	83,167	90,037	76,044
Interest income	(1,718)	(97)	(260)
Unrealized gain on non-real estate investment	(928)	—	—
Unrealized loss on ineffective portion of derivative instrument	—	70	1,436
Transaction-related expenses	535	598	376
Other income	(822)	(2,992)	(1,558)
Gains on sale of real estate	(43,337)	(45,574)	(30,389)
Total other expense	36,897	42,042	45,649
Net income	111,781	94,561	43,758
Net income attributable to non-controlling interest in consolidated real estate entities	(11,883)	(24,960)	(9,290)
Net income attributable to redeemable non-controlling interest in consolidated real estate entities	(169)	—	—
Net income attributable to Hudson Pacific Properties, L.P.	99,729	69,601	34,468
Net income attributable to preferred units	(618)	(636)	(636)
Net income attributable to participating securities	(663)	(1,003)	(766)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$98,448	$67,962	$33,066

BASIC AND DILUTED PER UNIT AMOUNTS
Net income attributable to common unitholders—basic	$0.63	$0.44	$0.23
Net income attributable to common unitholders—diluted	$0.63	$0.44	$0.23
Weighted average shares of common units outstanding—basic	156,014,292	154,276,773	145,595,246
Weighted average shares of common units outstanding—diluted	156,265,531	154,670,857	146,739,246

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$111,781	$94,561	$43,758
Other comprehensive income: change in fair value of derivatives	4,058	7,398	5,942
Comprehensive income	115,839	101,959	49,700
Comprehensive income attributable to preferred units	(618)	(636)	(636)
Comprehensive income attributable to participating securities	(660)	(1,003)	(766)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(11,883)	(24,960)	(9,290)
Comprehensive income attributable to redeemable non-controlling interest in consolidated real estate entities	(169)	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$102,509	$75,360	$39,008

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except share data)

	Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital	Non-controlling Interest— Members in Consolidated Entities	Total Capital
Balance, December 31, 2015	145,450,095	$3,466,476	$(64)	$3,466,412	$262,625	$3,729,037
Contributions	—	—	—	—	33,996	33,996
Distributions	—	—	—	—	(1,303)	(1,303)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	47,010,695	1,449,581	—	1,449,581	—	1,449,581
Issuance of unrestricted units	590,520	6	—	6	—	6
Units withheld to satisfy tax withholding	(262,760)	(8,427)	—	(8,427)	—	(8,427)
Declared distributions	—	(117,819)	—	(117,819)	—	(117,819)
Amortization of unit-based compensation	—	14,654	—	14,654	—	14,654
Net income	—	33,832	—	33,832	9,290	43,122
Change in fair value of derivatives	—	—	5,942	5,942	—	5,942
Repurchase of common units	(46,845,695)	(1,446,039)	—	(1,446,039)	—	(1,446,039)
Balance, December 31, 2016	145,942,855	3,392,264	5,878	3,398,142	304,608	3,702,750
Contributions	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	18,656,575	647,382	—	647,382	—	647,382
Issuance of unrestricted units	917,086	—	—	—	—	—
Units withheld to satisfy tax withholding	(463,388)	(16,041)	—	(16,041)	—	(16,041)
Declared distributions	—	(158,544)	—	(158,544)	—	(158,544)
Amortization of unit-based compensation	—	15,915	—	15,915	—	15,915
Net income	—	68,965	—	68,965	24,960	93,925
Change in fair value of derivatives	—	—	7,398	7,398	—	7,398
Repurchase of common units	(8,881,575)	(310,855)	—	(310,855)	—	(310,855)
Balance, December 31, 2017	156,171,553	3,639,086	13,276	3,652,362	258,602	3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	(231)	231	—	—	—
Contributions	—	—	—	—	2,486	2,486
Distributions	—	—	—	—	(4,725)	(4,725)
Issuance of unrestricted units	571,481	—	—	—	—	—
Units withheld to satisfy tax withholding	(163,191)	(4,769)	—	(4,769)	—	(4,769)
Repurchase of common units	(1,639,260)	(50,000)	—	(50,000)	—	(50,000)
Declared distributions	—	(157,003)	—	(157,003)	—	(157,003)
Amortization of unit-based compensation	—	18,125	—	18,125	—	18,125
Net income	—	99,111	—	99,111	11,883	110,994
Change in fair value of derivatives	—	—	4,058	4,058	—	4,058
Balance, December 31, 2018	154,940,583	$3,544,319	$17,565	$3,561,884	$268,246	$3,830,130

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,781	$94,561	$43,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,003	283,570	269,087
Non-cash portion of interest expense	5,965	6,032	4,464
Amortization of unit-based compensation	17,028	15,079	14,144
Straight-line rents	(36,202)	(29,638)	(29,079)
Straight-line rent expenses	711	433	1,023
Amortization of above- and below-market leases, net	(17,593)	(18,062)	(19,734)
Amortization of above- and below-market ground lease, net	2,422	2,505	2,160
Amortization of lease incentive costs	1,464	1,546	1,388
Other non-cash adjustments	369	883	707
Gains on sale of real estate	(43,337)	(45,574)	(30,389)
Change in operating assets and liabilities:
Accounts receivable	(10,854)	1,929	15,088
Deferred leasing costs and lease intangibles	(55,286)	(32,244)	(43,476)
Prepaid expenses and other assets	(2,978)	233	(7,312)
Accounts payable and accrued liabilities	(13,184)	19,447	(4,426)
Security deposits and prepaid rent	3,317	(7,741)	9,371
Net cash provided by operating activities	214,626	292,959	226,774
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(351,277)	(302,447)	(258,718)
Property acquisitions	(362,687)	(257,734)	(630,145)
Purchase of U.S. Government securities	(149,176)	—	—
Maturities of U.S. Government securities	2,229	—	—
Proceeds from sales of real estate	454,542	212,250	372,302
Distributions from unconsolidated entity	14,036	15,964	—
Contributions to unconsolidated entity	—	(1,071)	(37,228)
Proceeds from repayment of notes receivable	—	—	28,892
Net cash used in investing activities	(392,333)	(333,038)	(524,897)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	650,000	766,660	1,318,000
Payments of unsecured and secured debt	(449,711)	(822,526)	(888,607)
Proceeds from joint venture partner debt	66,136	—	—
Proceeds from issuance of common stock, net	—	647,382	1,449,581
Repurchase of common units in the operating partnership	—	(310,855)	(1,446,039)
Redemption of series A preferred units	(362)	—	—
Dividends paid to common stock and unitholders	(157,003)	(158,544)	(117,819)
Dividends paid to preferred unitholders	(618)	(636)	(636)
Contribution of redeemable non-controlling member in consolidated real estate entity	100,223	—	—
Contribution of non-controlling member in consolidated real estate entity	2,486	3,870	33,996
Distribution to non-controlling member in consolidated real estate entity	(4,725)	(74,836)	(1,303)
Payments to satisfy tax withholding	(4,769)	(16,041)	(8,427)
Repurchase of common units	(50,000)	—	—
Payment of loan costs	(7,039)	(1,307)	(3,992)
Net cash provided by financing activities	144,618	33,167	334,754
Net (decrease) increase in cash and cash equivalents and restricted cash	(33,089)	(6,912)	36,631
Cash and cash equivalents and restricted cash—beginning of period	101,280	108,192	71,561
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— END OF PERIOD	$68,191	$101,280	$108,192

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

The Company’s portfolio consists of properties located throughout Northern and Southern California and the Pacific Northwest. The following table summarizes the Company’s portfolio as of December 31, 2018:

Segments	Number of Properties	Square Feet (unaudited)
Office	52	13,853,401
Studio	3	1,224,403
TOTAL(1)	55	15,077,804
_________________
1.Includes redevelopment and development properties.

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

Certain amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the current year presentation. Included in the reclassified amounts are balances related to Peninsula Office Park property which was classified as held for sale during the second quarter of 2018 and was sold on July 27, 2018.

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

Under the consolidation guidance, the Company first evaluates an entity using the variable interest model, then the voting model. The Company ultimately consolidates all entities that the Company controls through either majority ownership or voting rights, including all variable interest entities (“VIEs”) of which the Company is considered the primary beneficiary. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. In addition, we continually evaluate each legal entity that is not wholly owned for reconsideration based on changing circumstances.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
VIEs are defined as entities in which equity investors do not have:

•the characteristics of a controlling financial interest;

•sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and/or

•the entity is structured with non-substantive voting rights.

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of December 31, 2018, the Company has determined that five joint ventures and our operating partnership met the definition of a VIE. Four of the joint ventures are consolidated entities and one joint venture is a non-consolidated entity.

Consolidated Entities

As of December 31, 2018, the operating partnership has determined that four of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	One Westside and 10850 Pico (collectively, formerly known as Westside Pavilion)	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%

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

On October 9, 2018, the Company entered into a joint venture with Allianz U.S. Private REIT LP (“Allianz”) to purchase the Ferry Building property. The Company owns 55% of the joint venture. The joint venture agreement lacks substantive participating or kick-out rights and is therefore a VIE. The Company, through its subsidiaries, has the right to (i) receive benefits and absorb losses and (ii) has the power to direct the activities that most significantly affect the joint venture and, as a result, is the primary beneficiary and consolidates the joint venture.

As of December 31, 2018 and 2017, the Company has determined that our operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to these VIEs.

Non-consolidated Entity

As of December 31, 2018, the Company has determined it is not the primary beneficiary of one joint venture that met the definition of a VIE. Due to its significant influence over the non-consolidated entity, the Company accounts for it using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. The Company’s share of net income or loss from the entity is included within other income on the Consolidated Statements of Operations. The Company’s net equity investment of the non-consolidated entities of $86 thousand and $14.2 million for the years ended December 31, 2018 and 2017, respectively, is reflected within prepaid expenses and other assets on the Consolidated Balance Sheets, which represents the Company’s maximum exposure for loss.
On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The Company owns 21% of the non-consolidated entity. The assets of the joint venture consist of notes receivable. On July 10, 2018, the Company received a return of capital related to its share of the repayment of the notes receivable.

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

Acquisitions of real estate will generally not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings and improvements and related intangible assets or liabilities) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. The fair value of acquired “above- and below-” market leases are based on the estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended below-market term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers commissions, legal and other leasing related costs. The fair value debt assumed is based on the estimated cash flow projections utilizing interest rates available for the issuance of debt with similar terms and remaining maturities.

Cost Capitalization

The Company capitalizes costs associated with development and redevelopment activities, capital improvements, tenant improvements and leasing activity, which includes internal direct compensation costs. Costs associated with development and redevelopment that are capitalized include interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized that related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

The Company recognized the following capitalized costs:

	Year Ended December 31,
	2018	2017	2016
Capitalized personnel costs	$12,233	$10,853	$9,347
Capitalized interest	14,815	10,655	11,307

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Held for sale

The Company classifies properties as held for sale when certain criteria set forth in Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, are met. These criteria include (i) whether the Company is committed to a plan to sell, (ii) whether the asset or disposal group is available for immediate sale, (iii) whether an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) whether the sale of the asset or disposal group is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, (v) whether the long-lived asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, (vi) whether actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. At the time a property is classified as held for sale, the Company reclassifies its assets and liabilities to held for sale in the Consolidated Balance Sheets for all periods presented and ceases recognizing depreciation expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell.

According to ASC 205, Presentation of Financial Statements, the Company does not present the operating results in net loss from discontinued operations for disposals if they do not represent a strategic shift in the Company’s business. There were no discontinued operations for the years ended December 31, 2018, 2017, and 2016.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. No impairment indicators have been noted and the Company recorded no impairment charges during the years ended December 31, 2018, 2017 and 2016.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business acquisitions. The Company does not amortize this asset but instead analyzes it on a quarterly basis for impairment. No impairment indicators have been noted during the years ended December 31, 2018, 2017 and 2016. Goodwill is included in the prepaid expenses and other assets, net line item on the Consolidated Balance Sheets.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	December 31,
	2018	2017	2016
BEGINNING OF THE PERIOD
Cash and cash equivalents	$78,922	$83,015	$53,551
Restricted cash	22,358	25,177	18,010
TOTAL	$101,280	$108,192	$71,561

END OF THE PERIOD
Cash and cash equivalents	$53,740	$78,922	$83,015
Restricted cash	14,451	22,358	25,177
TOTAL	$68,191	$101,280	$108,192

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

The following table represents the Company’s accounts receivable, net as of:

	December 31, 2018	December 31, 2017
Accounts receivable	$16,494	$6,706
Allowance for doubtful accounts	(2,490)	(2,472)
ACCOUNTS RECEIVABLE, NET(1)	$14,004	$4,234
_____________
1.Excludes balances related to properties that have been classified as held for sale.

Straight-line Rent Receivables, net

For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company evaluates the collectability of straight-line rent receivables based on the length of time the related rental receivables are past due, the current business environment and the Company’s historical experience.

The following table represents the Company’s straight-line rent receivables, net as of:

	December 31, 2018	December 31, 2017
Straight-line rent receivables	$142,369	$106,466
Allowance for doubtful accounts	—	—
STRAIGHT-LINE RENT RECEIVABLES, NET(1)	$142,369	$106,466
_____________
1.Excludes balances related to properties that have been classified as held for sale.

U.S. Government Securities

The Company holds U.S. Government securities related to assumed debt held by a trust subsidiary. These securities are considered held to maturity investments and are carried at amortized cost on the Consolidated Balance Sheets. The Company does not intend to sell the investments and it is not more likely than not that the company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. As of December 31, 2018, the Company had $806 thousand of gross unrealized gains and no unrealized losses related to these U.S. Government securities.

Prepaid Expenses and Other Assets, net

The following table represents the Company’s prepaid expenses and other assets, net as of:

	December 31, 2018	December 31, 2017
Derivative assets	$16,687	$12,586
Goodwill	8,754	8,754
Non-real estate investment	2,713	1,785
Investment in unconsolidated entities	86	14,240
Other	27,393	23,774
PREPAID EXPENSES AND OTHER ASSETS, NET(1)	$55,633	$61,139
_____________
1.Excludes balances related to properties that have been classified as held for sale.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Revenue Recognition

The Company has compiled an inventory of its sources of revenues and has identified the following material revenue streams: (i) rental revenues (ii) tenant recoveries and other tenant-related revenues (iii) ancillary revenues (iv) guest parking revenues and (v) sale of real estate.

Revenue Stream	Components	Financial Statement Location
Rental revenues	Office rentals, stage rentals and storage rentals	Office and studio segments: rental
Tenant recoveries and other tenant-related revenues	Reimbursement of real estate taxes, insurance, repairs and maintenance, other operating expenses and must take parking revenues	Office segment: tenant recoveries and parking and other Studio segment: tenant recoveries and other property-related revenue
Ancillary revenues	Revenues derived from tenants’ use of lighting, equipment rental, power, HVAC and telecommunications (i.e., telephone and internet)	Studio segment: other property-related revenue
Guest parking revenues	Parking revenue that is not associated with lease agreements	Office segment: parking and other Studio segment: other property-related revenue
Sale of real estate	Gains on sales derived from cash consideration less cost basis	Gains on sale of real estate

Currently, rental revenues are accounted for under ASC 840, Leases (“ASC 840”). The Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•whether the tenant improvements are expected to have any residual value at the end of the lease.

Currently, tenant recoveries are accounted for under ASC 840. Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

Rental revenues and tenant recoveries and other tenant-related revenues will be accounted for under ASC 842, Leases (“ASC 842”), which the Company will adopt on January 1, 2019. The Company elected the practical expedient to classify tenant recoveries as a single lease component and account for tenant recoveries with rental revenues in the Consolidated Statement of Operations. Please refer to our Update on ASC 842 implementation section below for details.

Ancillary revenues and guest parking revenues have been accounted for under ASC 606 since the Company adopted this standard on January 1, 2018. This standard requires the Company to recognize revenues based on a five-step model and results in the consideration being recognized once all performance obligations are satisfied. The entity satisfies its performance obligations all at once upon completion of services. The timing and pattern of revenue recognition as it relates to ancillary revenues and guest parking revenues have not changed from those under ASC 605, Revenue Recognition. As of December 31, 2018, the Company recognized ancillary revenues and guest parking revenues of $23.9 million and $24.6 million, respectively. As of December 31, 2018, the Company had $3.8 million and $1.0 million of receivables related to ancillary revenues and guest parking revenues, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Sale of real estate has been accounted for under ASC 610, Other Income, since the Company adopted this standard on January 1, 2018. As a result of the adoption, there was no change in respect to the timing and pattern of revenue recognition. This standard requires the Company to apply certain recognition and measurement principles in accordance with ASC 606 when it de-recognizes nonfinancial assets and in-substance nonfinancial assets, and the counterparty is not a customer. This is the case for the Company’s sales of real estate, and as a result the Company is required to evaluate the sales of real estate based on transfer of control. If a real estate sale contract includes ongoing involvement by the seller with the sold property, the seller must evaluate each promised good or service under the contract to determine whether it represents a performance obligation, constitutes a guarantee or prevents the transfer of control. The timing and pattern of revenue recognition might change as it relates to gains of sale of real estate if the sale includes continued involvement that represents a separate performance obligation.

Deferred Financing Costs and Debt Discount/Premium

Deferred financing costs are amortized over the contractual loan term into interest expense on the Consolidated Statements of Operations. Deferred financing costs, and related amortization, related to the unsecured revolving credit facility and undrawn term loans are presented within prepaid expenses and other assets, net in the Consolidated Balance Sheets. All other deferred financing costs, and related amortization, are included within the respective debt line item in the Consolidated Balance Sheets.

Debt discounts and premiums are amortized and accreted on a straight-line basis over the contractual loan term, which approximates the effective interest method, into interest expense on the Consolidated Statements of Operations. Discounts are recorded as additional interest expense and premiums are recorded as a reduction to interest expense.

Derivative Instruments

The Company manages interest rate risk associated with borrowings by entering into derivative instruments. The Company recognizes all derivative instruments on the Consolidated Balance Sheets on a gross basis at fair value. Derivative instruments that are not effective hedges are adjusted to fair value and the changes in fair value are reflected as income or expense. If the derivative instrument is an effective hedge, depending on the nature of the hedge, changes in the fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss), which is a component of equity. In 2018, the Company early adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. As a result of the adoption, the Company no longer recognizes unrealized gains or losses related to ineffective portions of derivatives in earnings.

Stock-Based Compensation

Compensation cost of restricted stock, restricted stock units and performance units under the Company’s equity incentive award plans are accounted for under ASC 718, Compensation-Stock Compensation (“ASC 718”). The Company accounts for forfeitures of awards as they occur. With the adoption of ASU 2018-07, Compensation, in 2018, share-based payments granted to non-employees are accounted for in the same manner as share-based payments granted to employees.

Income Taxes

The Company’s property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7 and Ferry Building properties, REITs) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

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

The Company has elected, together with one of the Company’s subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company’s TRS did not have significant tax provisions or deferred income tax items for 2018, 2017 or 2016.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2018, the Company has not established a liability for uncertain tax positions.

The Company and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRS are no longer subject to tax examinations by tax authorities for years prior to 2014. Generally, the Company has assessed its tax positions for all open years, which include 2014 to 2017, and concluded that there are no material uncertainties to be recognized.

Fair Value of Assets and Liabilities

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

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

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs. The following ASUs were adopted by the Company in 2018:

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

ASU 2016-01, Financial Instruments— Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities	The guidance no longer allows the use of cost method of accounting for equity instruments that do not have a readily determinable fair value, and companies are now required to measure equity investments at fair value through net income. Companies are permitted to elect a measurement alternative that allows for measuring equity instruments at cost, less any impairment, plus or minus changes resulting from observable price changes, adjusted as of the date that an observable transaction takes place, rather than the report date. For equity investments that do not have a readily determinable fair value, this guidance is adopted prospectively for all investments that exist as of the date of adoption. The guidance allows entities to use a prospective transition approach only for securities they elect to measure using the measurement alternative.	The Company adopted this guidance during Q1 2018 using the prospective approach. The Company has elected to measure our equity instruments using the measurement alternative. Please see Note 6 for details.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	The guidance eliminates the requirement to separately measure and report partial hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Therefore, a cumulative effect adjustment related to elimination of ineffectiveness measurement is required to be recorded to the opening balance of retained earnings as of the beginning of the fiscal year of adoption for a cash flow hedge. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This guidance must be applied using a modified retrospective approach.	The Company adopted this guidance during Q1 2018 using the modified retrospective approach. As a result of the adoption, the concept of ineffectiveness from an accounting perspective is eliminated. Subsequent changes in fair value for a hedging instrument that has been designated and qualifies as a cash flow hedge will be recognized as a component in other comprehensive income. Additionally, the Company eliminated any previously recorded ineffectiveness with a cumulative effect adjustment. Please see Note 8 for details.
ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting	The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This guidance must be applied prospectively.	The Company adopted this guidance during Q1 2018 on a prospective basis. The adoption did not have an impact on the Consolidated Financial Statements.
ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets	The guidance updates the definition of an in-substance nonfinancial asset and clarifies the scope of ASC 610-20 on the sale or transfer of nonfinancial assets to non-customers, including partial sales. It also clarifies the de-recognition guidance for nonfinancial assets to conform with the new revenue recognition standard. Either a full or modified retrospective approach can be applied.	The Company adopted this guidance during Q1 2018 using the modified retrospective approach. The Company has not had variable consideration in our sale of real estate, or partial sales of nonfinancial assets or contribution of a nonfinancial asset to form a joint venture with retained non-controlling interest. The adoption did not have an impact on the Consolidated Financial Statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Standard	Description	Effect on the Financial Statements or Other Significant Matters
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

In August 2018, the SEC adopted a Disclosure Update and Simplification release, which outlines Regulation S-X amendments to eliminate outdated or duplicative disclosure requirements. The final rule also amends the financial statement requirements to require a reconciliation of changes in stockholders’ equity and capital in the notes or as a separate statements. These amendments are effective for all filings made 30 days after the amendments are published in the Federal Register, which was on October 4, 2018. The Company has adopted these amendments for the fourth quarter of 2018 and as of December 31, 2018. The Company plans to use the new presentation for stockholders’ equity and capital in the first quarter of 2019.

Update on ASC 842, Leases, implementation

The FASB issued ASU 2016-02, Leases, to amend the accounting guidance for leases and set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). This ASU is effective for annual reporting periods (including interim periods) beginning after December 15, 2018. The Company adopted this standard on January 1, 2019 and elected to use the modified retrospective transition method that must be applied for leases that exist or are entered into after January 1, 2019, with a cumulative adjustment to accumulated deficit on the effective date of the ASU.

This guidance requires all lessees to record a lease liability at lease inception, with a corresponding right of use asset, except for short-term leases.

ASC 842 provides transition practical expedients that must be elected together that allow entities to not (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases that are in effect as of the date of adoption. Additionally, the guidance allows an entity to elect for a practical expedient to not assess whether an existing or expired land easement that was not previously accounted for as a lease under ASC 840 is considered in a lease under ASC 842. For lessors, the guidance provides for a practical expedient, by class of underlying asset, to elect a combined single lease component presentation if (i) the timing and pattern of the transfer of the combined single lease component is the same, and (ii) the related lease component, if accounted for separately, would be classified as an operating lease.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The Company elected the practical expedients above. The lessor practical expedient to combine lease and non-lease components was elected only for the Company’s leases related to the office properties. The Company is currently in the process of finalizing its computation of the right-of-use assets and lease liabilities.

Lessor Accounting

ASC 842 requires companies to identify lease and non-lease components of a lease agreement. Lease components relate to the right to use the leased asset whereas non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset.

For the Company’s rentals at the studio properties, total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components will be governed by ASC 842, while revenue related to non-lease components will be subject to ASC 606. There will be no impact to the timing of recognition of revenues.

For the Company’s rentals at the office properties, non-lease components qualified to be combined under a single lease component presentation. For the years ended December 31, 2018, 2017 and 2016, the Company anticipates $627.4 million, $643.1 million and $572.0 million, respectively, would be combined in our Consolidated Statement of Operations under a single lease component presentation.

There will be no impact to the timing of recognition of revenues.

ASC 842 also requires lessors to capitalize only those costs that are defined as initial direct costs. Under the current accounting standards, the Company capitalizes initial direct and indirect leasing costs. During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $7.0 million, $8.9 million and $6.3 million, respectively. Under ASC 842, and based on our current policies and processes, these costs will be expensed as incurred. The Company is currently in the process of finalizing its computation of the write-off of previously capitalized direct and indirect leasing costs related to uncommenced leases.

Lessee Accounting

As of December 31, 2018, the future undiscounted minimum lease payments under the Company’s ground leases totaled $571.4 million. This guidance requires lessees to record a lease liability at lease inception, with a corresponding right-of-use asset, except for short-term leases.

Other recently issued ASUs

The Company considers the applicability and impact of all ASUs. The following table lists the recently issued ASUs that have not been adopted by the Company. The list excludes those ASUs that are not expected to have a material impact on the Company’s consolidated financial statements and the ASUs related to ASC 842 which are discussed above.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses
The amendments clarify that receivables arising from operating leases are not within the scope of ASC 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.
		Effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.	The Company is currently evaluating the impact of this update.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
Indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.
		Effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.	The Company is currently evaluating the impact of this update.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

The Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop requiring banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the SOFR is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The amendment permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815.
		Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.	The Company has material hedging contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.
ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)	The amendment allows for capitalizing implementation costs incurred in a hosting arrangement that is a service contract.	Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted including adoption in any interim period.	The Company is currently evaluating the impact of this update.
ASU 2018-11, Leases (Topic 842): Targeted Improvements	The amendment provides (i) a transition option to adopt ASC 842 using the modified retrospective transition provision and (ii) a practical expedient for lessors to elect a combined single lease component presentation.	The effective date and transition requirements are the same as that in Update 2016-02 (Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.)	The Company elected to use the transition method and practical expedient as described above in the Update on ASC 842 Implementation section.
ASU 2018-10, Codification Improvements to Topic 842, Leases	The amendments make 16 technical corrections to the lease standard, which include clarification of the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments.	The effective date and transition requirements are the same as that in Update 2016-02 (Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.)	The Company does not expect this update to have an impact on the Consolidated Financial Statements.
ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842	The amendments in this update permit an entity to elect an optional transition practical expedient to not evaluate under ASC 842 land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under ASC 840. Once an entity adopts ASC 842, it should apply it prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease.	The effective date and transition requirements are the same as that in Update 2016-02 (Effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.)	The Company elected the transition practical expedient for land easements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	December 31, 2018	December 31, 2017
Land	$1,372,872	$1,204,700
Building and improvements	4,991,770	4,389,846
Tenant improvements	510,217	397,012
Furniture and fixtures	9,320	8,576
Property under development	175,358	219,227
INVESTMENT IN REAL ESTATE, AT COST(1)	$7,059,537	$6,219,361
_____________
1.Excludes balances related to properties that have been classified as held for sale.

Acquisitions

The following table summarizes the information on the acquisitions completed in 2018:

Property	Submarket	Segment	Date of Acquisition	Square Feet	Purchase Price(1) (in millions)
6605 Eleanor Avenue(2)	Hollywood	Studio	6/7/2018	22,823	$18.0
1034 Seward Street(2)	Hollywood	Studio	6/7/2018	18,673	12.0
One Westside and 10850 Pico(3)	West Los Angeles	Office	8/31/2018	595,987	190.0
Ferry Building(4)	San Francisco	Office	10/9/2018	268,018	291.0
6660 Santa Monica(2)	Hollywood	Studio	10/23/2018	11,200	10.0
TOTAL ACQUISITIONS IN 2018				916,701	$521.0
_____________
1.Represents purchase price before certain credits, prorations and closing costs.
2.The properties are adjacent to, and now form part of, the Sunset Las Palmas Studios property and consist of sound stages, production office and support space.
3.The Company owns 75% of the ownership interest in the consolidated joint venture that owns these properties. The acquisition was primarily funded by a draw under the unsecured revolving credit facility.
4.The Company owns 55% of the ownership interest in the consolidated joint venture that owns this property. The acquisition was primarily funded by a draw under the unsecured revolving credit facility.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The Company’s acquisitions in 2018 did not meet the definition of a business and were therefore accounted for as asset acquisitions. In accordance with asset acquisitions, the purchase price includes capitalized acquisition costs. The following table represents the Company’s final purchase price accounting, as of the respective acquisition dates, for each of the Company’s acquisitions completed in 2018:

	6605 Eleanor Avenue	1034 Seward Street	One Westside and 10850 Pico	Ferry Building	6660 Santa Monica	Total
Total consideration
Cash consideration for real estate investments	$18,071	$12,095	$40,986	$281,180	$10,355	$362,687
Cash consideration for U.S. Government securities	—	—	149,176	—	—	149,176
Debt assumed	—	—	139,003	—	—	139,003
Redeemable non-controlling interest in consolidated real estate entities	—	—	12,749	—	—	12,749
TOTAL CONSIDERATION	$18,071	$12,095	$341,914	$281,180	$10,355	$663,615

Allocation of consideration
Investment in real estate	$18,071	$12,095	$196,444	$268,292	$10,355	$505,257
U.S. Government securities	—	—	149,176	—	—	149,176
Deferred leasing costs and in-place lease intangibles(1)	—	—	826	17,586	—	18,412
Above-market leases(2)	—	—	605	742	—	1,347
Below-market ground lease(3)	—	—	—	4,528	—	4,528
Below-market leases(4)	—	—	(5,137)	(9,968)	—	(15,105)
TOTAL	$18,071	$12,095	$341,914	$281,180	$10,355	$663,615
_____________
1.Represents weighted-average amortization period of 6.9 years (before any renewal or extension options).
2.Represents weighted-average amortization period of 5.1 years (before any renewal or extension options).
3.Represents weighted-average amortization period of 48.6 years.
4.Represents weighted-average amortization period of 11.1 years.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Dispositions

The following table summarizes the properties sold in 2018, 2017 and 2016. These properties were considered non-strategic to the Company’s portfolio:

Property	Date of Disposition	Square Feet	Sales Price(1) (in millions)
Embarcadero Place	1/25/2018	197,402	$136.0
2600 Campus Drive (building 6 of Peninsula Office Park)	1/31/2018	63,050	22.5
2180 Sand Hill	3/1/2018	45,613	82.5
9300 Wilshire	4/10/2018	61,422	13.8
Peninsula Office Park	7/27/2018	447,739	210.0
TOTAL DISPOSITIONS IN 2018		815,226	$464.8

222 Kearny	2/14/2017	148,797	$51.8
3402 Pico	3/21/2017	50,687	35.0
Pinnacle I and Pinnacle II	11/16/2017	623,777	350.0
TOTAL DISPOSITIONS IN 2017		823,261	$436.8

Bayhill Office Center	1/14/2016	554,328	$215.0
Patrick Henry	4/7/2016	70,520	19.0
One Bay Plaza	6/1/2016	195,739	53.4
12655 Jefferson	11/4/2016	100,756	80.0
TOTAL DISPOSITIONS IN 2016		921,343	$367.4
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.

The disposition of these properties resulted in gains of $43.3 million, $45.6 million and $30.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Included in gains on sale of real estate line item on the Consolidated Statements of Operations in 2016 is a gain of $7.5 million related to a sale of an option to purchase land at 9300 Culver.

Held for sale

As of December 31, 2018, the Company had no properties that met the criteria to be classified as held for sale compared to five properties that met the criteria to be classified as held for sale as of December 31, 2017, which includes the properties sold during 2018.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the components of assets and liabilities associated with real estate held for sale as of:

	December 31, 2018	December 31, 2017
ASSETS
Investment in real estate, net	$—	$396,846
Accounts receivable, net	—	213
Straight-line rent receivables, net	—	5,225
Deferred leasing costs and lease intangible assets, net	—	9,589
Prepaid expenses and other assets, net	—	58
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$—	$411,931

LIABILITIES
Accounts payable, accrued liabilities and other	—	1,808
Lease intangible liabilities, net	—	485
Security deposits and prepaid rent	—	2,610
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$—	$4,903

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	December 31, 2018	December 31, 2017
Deferred leasing costs and in-place lease intangibles	336,535	301,945
Accumulated amortization	(123,432)	(127,703)
Deferred leasing costs and in-place lease intangibles, net	213,103	174,242
Below-market ground leases	72,916	68,388
Accumulated amortization	(8,932)	(6,498)
Below-market ground leases, net	63,984	61,890
Above-market leases	8,425	18,028
Accumulated amortization	(5,616)	(15,131)
Above-market leases, net	2,809	2,897
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET(1)	$279,896	$239,029

Below-market leases	101,736	103,597
Accumulated amortization	(57,043)	(55,019)
Below-market leases, net	44,693	48,578
Above-market ground leases	1,095	1,095
Accumulated amortization	(176)	(133)
Above-market ground leases, net	919	962
LEASE INTANGIBLE LIABILITIES, NET (1)	$45,612	$49,540
_____________
1.Excludes balances related to properties that have been classified as held for sale.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	For the Year Ended December 31,
	2018	2017	2016
Deferred leasing costs and in-place lease intangibles(1)	$(46,690)	$(72,883)	$(84,492)
Below-market ground leases(2)	$(2,465)	$(2,548)	$(2,203)
Above-market leases(3)	$(1,550)	$(6,953)	$(11,259)
Below-market leases(3)	$19,143	$25,015	$30,993
Above-market ground leases(2)	$43	$43	$43
_____________
1.Amortization is recorded in depreciation and amortization expenses and office rental revenues in the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.
3.Amortization is recorded in revenues in the Consolidated Statements of Operations.

The following table provides information regarding the Company’s estimated amortization of deferred leasing costs and lease intangibles as of December 31, 2018:

For the Year Ended December 31,	Deferred lease cost and in-place lease intangibles	Below-market ground lease	Above-market lease	Below-market lease	Above-market ground lease
2019	$(40,100)	$(2,504)	$(1,190)	$13,296	$43
2020	(30,387)	(2,504)	(610)	10,027	43
2021	(24,099)	(2,504)	(428)	7,500	43
2022	(18,535)	(2,504)	(250)	4,877	43
2023	(15,063)	(2,504)	(222)	3,965	43
Thereafter	(84,919)	(51,464)	(109)	5,028	704
TOTAL(1)	$(213,103)	$(63,984)	$(2,809)	$44,693	$919
_____________
1.Excludes balances related to properties that have been classified as held for sale.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
5. Debt

The following table sets forth information with respect to our outstanding indebtedness:

	December 31, 2018	December 31, 2017	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$400,000	$100,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term loan A(2)(5)	300,000	300,000	LIBOR + 1.20% to 1.70%	4/1/2020	(6)
Term loan C(2)	75,000	75,000	LIBOR + 1.30% to 2.20%	11/17/2020
Term loan B(2)(7)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term loan D(2)(8)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A notes	110,000	110,000	4.34%	1/2/2023
Series E notes	50,000	50,000	3.66%	9/15/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series D notes	150,000	150,000	3.98%	7/6/2026
Registered senior notes	400,000	400,000	3.95%	11/1/2027
Series C notes	56,000	56,000	4.79%	12/16/2027
Total unsecured debt	2,275,000	1,975,000

Secured debt
Sunset Gower Studios/Sunset Bronson Studios(9)	5,001	5,001	LIBOR + 2.25%	3/4/2019	(4)
Met Park North(10)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(11)	26,880	27,418	5.32%	3/11/2022
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(12)	101,000	101,000	3.38%	11/6/2028
Rincon Center	—	98,392	5.13%	N/A
Total secured debt	365,381	464,311
Total unsecured and secured debt	2,640,381	2,439,311
Unamortized deferred financing costs/loan discounts(13)	(16,546)	(17,931)
TOTAL UNSECURED AND SECURED DEBT, NET	$2,623,835	$2,421,380

IN-SUBSTANCE DEFEASED DEBT(14)	$138,223	$—	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT (15)	$66,136	$—	4.50%	10/9/2028
_____________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2018, which may be different than the interest rates as of December 31, 2017 for corresponding indebtedness.
2.The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of December 31, 2018, no such election had been made.
3.The Company has a total capacity of $600.0 million under its unsecured revolving credit facility.
4.The maturity date may be extended once for an additional one-year term.
5.The interest rate on the outstanding balance of the term loan was effectively fixed at 2.65% to 3.06% per annum through the use of two interest rate swaps. See Note 6 for details.
6.The maturity date may be extended twice, each time for an additional one-year term.
7.The interest rate on the outstanding balance of the term loan was effectively fixed at 2.96%% to 3.46% per annum through the use of two interest rate swaps. See Note 6 for details.
8.The interest rate on the outstanding balance of the term loan was effectively fixed at 2.63% to 3.13% per annum through the use of an interest rate swap. See Note 6 for details.
9.The Company has the ability to draw up to $257.0 million under its construction loan, subject to lender required submissions. This loan is also secured by the Company’s ICON and CUE properties.
10.Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 6 for details.
11.Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.
12.The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
13.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility, which are reflected in prepaid and other assets, net line item in the Consolidated Balance Sheets. See Note 2 for details.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
14.The Company owns 75% of the ownership interest in the joint venture that owns the One Westside and 10850 Pico properties. The full amount of the loan is shown. Monthly debt service includes annual debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.
15.This amount relates to debt due to Allianz, the Company’s partner in the joint venture that owns the Ferry Building property. The maturity date may be extended twice for an additional two-year term each.

Current Year Activity

In 2018, the outstanding borrowings on the unsecured revolving credit facility increased by $300.0 million, net of paydowns. The Company uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

On August 31, 2018, a trust subsidiary of the consolidated joint venture that owns the One Westside and 10850 Pico properties purchased $149.2 million of U.S. Government securities and assumed $139.0 million of debt. The securities are intended to generate cash flows to fund loan obligations through the early prepayment date of the loan. This transaction does not qualify as an extinguishment of debt, since the Company will be responsible if there is a shortfall in the assets deposited into the trust.

On October 9, 2018, the Company acquired the Ferry Building property through a consolidated joint venture. The Company's joint venture partner loaned $66.1 million to the joint venture to purchase the asset.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of December 31, 2018:

For the Year Ended December 31,	Unsecured and Secured Debt	In-Substance Defeased Debt	Joint Venture Partner Debt
2019	$5,569	$3,193	$—
2020	440,095	3,323	—
2021	632	3,494	—
2022	900,085	128,213	—
2023	160,000	—	—
Thereafter	1,134,000	—	66,136
TOTAL	$2,640,381	$138,223	$66,136

Unsecured debt

Registered Senior Notes

On October 2, 2017, our operating partnership completed an underwritten public offering of $400.0 million in senior notes due November 1, 2027. The notes were issued at 99.815% of par, with a coupon of 3.95% and an effective interest rate of 3.97%. The notes are fully and unconditionally guaranteed by the Company.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Term Loan Agreement and Credit Facility

On March 13, 2018, the operating partnership entered into a third amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with various financial institutions. The Amended and Restated Credit Agreement amends, restates and replaces (i) the operating partnership’s existing second amended and restated credit agreement, entered into on March 31, 2015, which governed its $400.0 million unsecured revolving credit facility, $300.0 million unsecured 5-year term loan facility and $350.0 million unsecured 7-year term loan facility, and (ii) the operating partnership’s term loan credit agreement, entered into on November 17, 2015, which governed its $75.0 million unsecured 5-year term loan facility and $125.0 million unsecured 7-year term loan facility.

The Amended and Restated Credit Agreement provides for (i) the increase of the operating partnership’s unsecured revolving credit facility to $600.0 million and the extension of the term to March 13, 2022 and (ii) term loans in amount and tenor equal to the term loans outstanding under the previous agreements ($300.0 million term loan A maturing April 1, 2020, $350.0 million term loan B maturing April 1, 2022, $75.0 million term loan C maturing November 17, 2020 and $125.0 million term loan D maturing November 17, 2022).

The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	December 31, 2018	December 31, 2017
Outstanding borrowings	$400,000	$100,000
Remaining borrowing capacity	200,000	300,000
TOTAL BORROWING CAPACITY	$600,000	$400,000
Interest rate(1)(2)	LIBOR + 1.05% to 1.50%	LIBOR + 1.15% to 1.85%
Annual facility fee rate(1)	0.15% or 0.30%	0.20% or 0.35%
Contractual maturity date(3)	3/13/2022	4/1/2019
_________________
1.The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of December 31, 2018, no such election had been made.
2.The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s specified base rate plus an applicable margin. As of December 31, 2018, no such election had been made.
3.The maturity date may be extended once for an additional one-year term.

Subject to the satisfaction of certain conditions and lender commitments, the operating partnership may increase the commitments held under the Amended and Restated Credit Agreement so long as the aggregate commitments do not exceed $2.0 billion.

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

Note Purchase Agreements

On November 16, 2015, the operating partnership entered into a note purchase agreement with various purchasers, which provides for $425.0 million of guaranteed senior notes by the operating partnership, of which (i) $110.0 million are designated as 4.34% series A guaranteed senior notes due January 2, 2023 (the “Series A Notes”), (ii) $259.0 million are designated as 4.69% series B guaranteed senior notes due December 16, 2025 (the “Series B Notes”) and (iii) $56.0 million are designated as 4.79% series C guaranteed senior notes due December 16, 2027 (the “Series C Notes”).

On July 6, 2016, the Company entered into a note purchase agreement of debt for $150.0 million of 3.98% guaranteed senior notes due July 6, 2026 (the “Series D Notes”). Upon issuance, the notes pay interest semi-annually on the 6th day of January and July in each year until maturity. The Company also secured an additional $50.0 million of funds from a note purchase agreement of 3.66% guaranteed senior notes due September 15, 2023 (the “Series E Notes”), which were drawn on September 15, 2016.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The operating partnership may prepay at any time all or, from time to time, any part of the note purchase agreements in an amount not less than 5% of the aggregate principal amount of any series of note purchase agreements then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a make-whole premium.

The operating partnership’s obligations under note purchase agreements will be fully and unconditionally guaranteed by the Company. Subsidiaries of the Company will also issue unconditional guarantees upon the occurrence of certain conditions, including such subsidiaries providing guarantees under the Amended and Restated Credit Facility Agreement, by and among the operating partnership, the financial institutions party thereto, and Wells Fargo Bank, National Association as administrative agent.

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

The following table summarizes existing covenants and their covenant levels related to our unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

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

The operating partnership was in compliance with its financial covenants as of December 31, 2018.

Repayment Guarantees

Registered Senior Notes

The Company has fully and unconditionally guaranteed the operating partnership’s registered senior notes of $400.0 million due November 1, 2027.

Sunset Gower Studios and Sunset Bronson Studios Loan

In connection with the loan secured by the Sunset Gower Studios and Sunset Bronson Studios properties, the Company has guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of the operating partnership, does not do so. At December 31, 2018, the outstanding balance was $5.0 million, which results in a maximum guarantee amount for the principal under this loan of $1.0 million. Furthermore, the Company agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

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

Interest Expense

The following table represents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Year Ended December 31,
	2018	2017	2016
Gross interest expense(1)	$92,017	$94,660	$82,887
Capitalized interest	(14,815)	(10,655)	(11,307)
Amortization of deferred financing costs and loan discount, net	5,965	6,032	4,464
INTEREST EXPENSE	$83,167	$90,037	$76,044
_________________
1.Includes interest on the Company’s debt and hedging activities and loan extinguishment costs of $421 thousand and $1.1 million during the years ended December 31, 2018 and 2017, respectively.

6.  Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had six interest rate swaps with aggregate notional amounts of $839.5 million as of December 31, 2018 and 2017. These derivatives were designated as effective cash flow hedges for accounting purposes. There is no impact on the Company’s Consolidated Statements of Cash Flows.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of December 31, 2018 and December 31, 2017:

Underlying Debt Instrument	# Hedges	Notional Amount	Effective Date	Maturity Date	Interest Rate Range(1)		Fair Value Asset/(Liabilities)
					Low	High	2018	2017
Met Park North	1	64,500	August 2013	August 2020	3.71%	3.71%	$350	$(265)
Term loan A(2)	2	300,000	July 2016	April 2020	2.65%	3.06%	4,038	3,520
Term loan B(3)	2	350,000	April 2015	April 2022	2.96%	3.46%	7,543	4,960
Term loan D(4)	1	125,000	June 2016	November 2022	2.63%	3.13%	4,756	4,106
TOTAL	6	$839,500					$16,687	$12,321
_____________
1.The rate is based on the fixed rate from the swap and the spread based on the operating partnership’s leverage ratio as of December 31, 2018.
2.On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest rate was effectively fixed at 2.75% to 3.65%.
3.On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest rate was effectively fixed at 3.36% to 4.31%.
4.On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest rate was effectively fixed at 3.03% to 3.98%.

On January 1, 2018, the Company early adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). As a result of the adoption, the Company is no longer recognizing unrealized gains or losses related to ineffective portions of its derivatives. The Company recognized a $231 thousand cumulative-effect adjustment to other comprehensive income, with a corresponding adjustment to the opening balance of retained earnings (accumulated deficit). The Company recognized an unrealized loss of $70 thousand and $1.4 million during the years

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
ended December 31, 2017 and 2016, respectively, reflected in the unrealized loss on ineffective portion of derivatives line item on the Consolidated Statements of Operations.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of December 31, 2018, the Company expects $7.9 million of unrealized gain included in accumulated other comprehensive income will be reclassified as a reduction to interest expense in the next 12 months.

7. Future Minimum Base Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2019 to 2034.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of December 31, 2018:

Year ended	Non-cancellable	Subject to early termination options	Total(1)
2019	$524,376	$5,610	$529,986
2020	503,957	14,744	518,701
2021	481,430	25,058	506,488
2022	425,034	39,451	464,485
2023	373,786	41,363	415,149
Thereafter	1,360,511	71,212	1,431,723
TOTAL	$3,669,094	$197,438	$3,866,532
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Future Minimum Lease Payments

The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of December 31, 2018:

Property	Expiration Date	Notes
3400 Hillview	10/31/2040	The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent until October 31, 2017 is the lesser of 10% of Fair Market Value (“FMV”) of the land or $1.0 million grown at 75% of the cumulative increases in consumer price index (“CPI”) from October 1989. Thereafter, minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the minimum annual rent as calculated as of November 1, 2017 plus 75% of subsequent cumulative CPI changes. The minimum annual rent cannot be less than a set amount. Percentage annual rent is gross income multiplied by 24.125%.
Clocktower Square	9/26/2056	The ground rent is minimum annual rent (adjusted every 10 years) plus 25% of adjusted gross income (“AGI”). Minimum rent adjustments adds 60% of the average annual participation rent payable over five years. Annual participation is the excess of 25% of AGI over the minimum annual rent for a given lease year.
Del Amo	6/30/2049	Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease.
Ferry Building	Various	The land on which the building is situated is subject to a ground lease agreement which expires on April 1, 2067. The minimum annual rent (adjusted every 5 years) is the prior year’s minimum annual rent plus cumulative increase in CPI with a floor of 10% and a cap of 20%.

Additionally, the parking lot is subject to a separate ground lease agreement that expires on April 1, 2023. The minimum annual rent adjusts each year for changes in CPI with a floor of 2% and a cap of 4%. The parking lot is subject to automatic renewals for 10-year periods at market.
Foothill Research Center	6/30/2039	The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of CPI increase. The minimum annual rent cannot be less than a set amount. Percentage annual rent is gross income multiplied by 24.125%.
3176 Porter	7/31/2040	The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of CPI increase. Percentage annual rent is Lockheed’s base rent multiplied by 24.125%. The minimum annual rent cannot be less than a set amount.
Metro Center	4/29/2054	Every 10 years rent adjusts to 7.233% of FMV of the land (since 2008) and adjusts to reflect the change in CPI from the preceding FMV adjustment date (since 2013). The CPI adjustment has a floor of the previous minimum rent. The Company has an option to extend the ground lease for four additional periods of 11 years each.
Page Mill Center	11/30/2041	The ground rent is minimum annual rent (adjusted on January 1, 2019 and January 1, 2029) plus 25% of AGI, less minimum annual rent. Minimum rent adjustments adds 60% of the average annual participation rent payable over five years. Annual participation is the excess of 25% of AGI over the minimum annual rent for a given lease year.
Page Mill Hill	11/17/2049	The ground rent is minimum annual rent (adjusted every 10 years) plus 60% of the average of the percentage annual rent for the previous 7 lease years. Minimum rent adjustments add 60% of the average annual percentage rent for the previous 7 years.
Palo Alto Square	11/30/2045	The ground rent is minimum annual rent (adjusted every 10 years starting January 1, 2022) plus 25% of AGI less minimum annual rent. The minimum annual rent adjustments add 50% of the average annual percentage rent from the previous 5 years.
Sunset Gower Studios	3/31/2060	Every 7 years rent adjusts to 7.5% of FMV of the land.
Techmart	5/31/2053	Rent subject to a 10% increase every 5 years. The Company has an option to extend the ground lease for two additional periods of 10 years each.

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rental expense for ground leases and a corporate office lease:

	For the Year Ended December 31,
	2018	2017	2016
Contingent rental expense	$10,740	$8,775	$8,651
Minimum rental expense	$15,906	$12,412	$12,085

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of December 31, 2018:

For the Year Ended December 31,	Ground Leases(1)
2019	$17,137
2020	17,137
2021	17,137
2022	17,137
2023	17,215
Thereafter	485,607
TOTAL	$571,370
_____________
1.In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of December 31, 2018.

8.  Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets (1)	$—	$16,687	$—	$16,687	$—	$12,586	$—	$12,586
Derivative liabilities(2)	$—	$—	$—	$—	$—	$265	$—	$265
Non-real estate investment(1)(3)	$—	$2,713	$—	$2,713	$—	$—	$—	$—
_____________
1.Included in the prepaid expenses and other assets, net line item in the Consolidated Balance Sheets.
2.Included in the accounts payable, accrued liabilities and other line item on the Consolidated Balance Sheets.
3.Related to our investment in shares in a non-public company. Pursuant to our adoption of ASU 2016-01 during 2018, the Company marked the investment to fair value during the second quarter of 2018. The investment was not fair valued in 2017 and was accounted for under the cost method.

Other Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value, using Level 1 inputs, because of the short-term nature of these instruments. Fair value for investment in U.S. Government securities are estimates based on Level 1 inputs. Fair values for debt are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs.

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
U.S. Government securities	$146,880	$147,686	$—	$—
Liabilities
Unsecured debt(1)(2)	$2,274,352	$2,227,265	$1,974,278	$1,960,560
Secured debt(1)	$365,381	$354,109	$464,311	$458,441
In-substance defeased debt	$138,223	$135,894	$—	$—
Joint venture partner debt	$66,136	$66,136	$—	$—
_____________
1.Amounts represent debt excluding net deferred financing costs.
2.The $400.0 million registered senior notes were issued at a discount. The discount, net of amortization was $648 thousand and $722 thousand at December 31, 2018 and December 31, 2017, respectively, and is included within unsecured debt.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the carrying value and fair value of our U.S. Government securities by the contractual maturity date:

	Carrying Value	Fair Value
Due in 1 year	$6,175	$6,187
Due in 1 year through 5 years	140,705	141,499
TOTAL	$146,880	$147,686

9.  Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of December 31, 2018, 2.5 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units, unvested RSUs, awards under our one-time retention performance-based awards, and awards under our outstanding outperformance programs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $29.06.

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

The Board awards time-based restricted shares or time-based operating partnership performance units to certain employees on an annual basis as part of the employees’ annual compensation. These time-based awards are generally issued in the fourth quarter, and vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain awards are subject to a mandatory holding period upon vesting if the grantee is a named executive officer.

The compensation committee of our Board (the “Compensation Committee”) annually adopts a Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under our 2010 Plan. With respect to OPP Plan awards granted through 2016, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 50% of the earned award will vest in equal annual installments over the two years thereafter, subject to the participant’s continued employment. OPP Plan awards are settled in common stock and in the case of certain executives, awards are settled in performance units in our operating partnership. Commencing with our 2017 OPP Plan, the two-year post performance vesting period was replaced with a two-year mandatory holding period upon vesting. In February 2018, the Compensation Committee adopted the 2018 OPP Plan. The 2018 OPP Plan is substantially similar to the previous OPP Plans except for (i) the performance period is January 1, 2018 to December 31, 2020, (ii) the maximum bonus pool is $25.0 million, (iii) the relative comparison index is the SNL US Office REIT index, (iv) the absolute TSR hurdle will be 21% (or 7% per annum) and (v) adjusted the sliding scale low return factor so that relative TSR pool can only be reduced by 75% under this feature.

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

Performance-Based Awards

OPP Plan

An award under the OPP Plan is ultimately earned to the extent the Company outperforms a predetermined total shareholder return (“TSR”) goal and/or achieves goals with respect to the outperformance of its peers in a particular REIT index. The ultimate aggregate award cannot exceed the predetermined maximum bonus pool. The following table outlines key components of the 2018 and 2017 OPP Plans:

	2018 OPP Plan	2017 OPP Plan
Maximum bonus pool, in millions	$25.0	$20.0
Performance period	1/1/2018 to 12/31/2020	1/1/2017 to 12/31/2019

The stock-based compensation costs of the OPP Plans were valued in accordance with ASC 718, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur.

The per unit fair value of OPP award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

	2018	2017	2016
Expected price volatility for the Company	20.00%	24.00%	24.00%
Expected price volatility for the particular REIT index	18.00%	17.00%	17.00%
Risk-free rate	2.37%	1.47%	1.09%
Dividend yield	2.90%	2.30%	2.40%

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

The per unit fair value of one-time retention award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumptions
Expected price volatility for the Company	23.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	1.63%
Dividend yield	3.20%

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Summary of Unvested Share Activity

The following table summarizes the activity and status of all unvested stock awards:

	2018		2017		2016
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1	1,087,186	$33.64	887,179	$31.09	827,950	$28.92
Granted	190,557	29.53	918,884	34.37	489,826	30.95
Vested	(571,481)	32.74	(705,508)	31.42	(430,597)	26.75
Canceled	(2,466)	33.38	(13,369)	32.14	—	—
Unvested at December 31	703,796	$32.93	1,087,186	$33.64	887,179	$31.09

Year Ended December 31,	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2018	190,557	$29.53	(571,481)	$16,735
2017	918,884	34.37	(705,508)	24,155
2016	489,826	30.95	(430,597)	14,736

During 2018, the Company granted 318,549 time-based restricted operating partnership performance units with a weighted-average grant-date fair value of $28.41. There have been no other operating partnership performance units granted, vested or canceled.

Share-based Compensation Recorded

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	For the Year Ended December 31,
	2018	2017	2016
Expensed stock compensation(1)	$17,028	$15,079	$14,144
Capitalized stock compensation(2)	1,097	836	510
Total stock compensation(3)	$18,125	$15,915	$14,654
_________________
1.Amounts are recorded in general and administrative expenses in the Consolidated Statements of Operations.
2.Amounts are recorded in deferred leasing costs and lease intangible assets, net and investment in real estate, at cost in the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership in the Consolidated Balance Sheets.

As of December 31, 2018, total unrecognized compensation cost related to unvested share-based payments was $32.2 million, and is expected to be recognized over a weighted-average period of three years.

10. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The Company calculates diluted earnings per share by dividing the diluted net income (loss) available to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based restricted stock awards and unvested OPP RSUs that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income available to common stockholders:

	For the Year Ended December 31,
	2018	2017	2016
Numerator:
Basic net income available to common stockholders	$98,090	$67,587	$27,218
Effect of dilutive instruments	—	—	451
Diluted net income available to common stockholders	$98,090	$67,587	$27,669
Denominator:
Basic weighted average common shares outstanding	155,445,247	153,488,730	106,188,902
Effect of dilutive instruments(1)	251,239	394,084	4,180,153
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	155,696,486	153,882,814	110,369,055
Basic earnings per common share	$0.63	$0.44	$0.26
Diluted earnings per common share	$0.63	$0.44	$0.25
_____________
1.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

  Hudson Pacific Properties, L.P.

The Company calculates basic earnings per share by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. The Company calculates diluted earnings per share by dividing the diluted net income available to common unitholders for the period by the weighted average number of common units and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested OPP RSUs that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per unit for net income available to common unitholders:

	For the Year Ended December 31,
	2018	2017	2016
Numerator:
Basic and diluted net income available to common unitholders	$98,448	$67,962	$33,066
Effective of dilutive instruments	—	—	451
Diluted net income available to common unitholders	$98,448	$67,962	$33,517
Denominator:
Basic weighted average common units outstanding	156,014,292	154,276,773	145,595,246
Effect of dilutive instruments(1)	251,239	394,084	1,144,000
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	156,265,531	154,670,857	146,739,246
Basic earnings per common unit	$0.63	$0.44	$0.23
Diluted earnings per common unit	$0.63	$0.44	$0.23
_____________
1.The operating partnership includes unvested awards as contingently issuable units in the computation of diluted earnings per unit once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per unit calculation.

11. Redeemable Non-Controlling Interest

Redeemable preferred units of the operating partnership

As of December 31, 2018, there were 407,066 series A preferred units of partnership interest in the operating partnership, or series A preferred units, which are not owned by the Company. On April 16, 2018, 14,468 series A preferred units of partnership

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
interest were redeemed for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the date of redemption.

These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at the Company’s election, exchangeable for registered shares of common stock after June 29, 2013.

Redeemable non-controlling interest in consolidated real estate entities

The Company has a 75% interest in the joint venture that owns the One Westside and 10850 Pico properties. The Company has a put right, after a specified time, to sell its interest at fair market value. Macerich has a put right to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. The put right is not currently redeemable. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. Once the redemption is probable, the carrying amount will be marked to market with the change in value reflected in additional paid-in capital.

The Company has a 55% interest in the joint venture that owns the Ferry Building property. The Company has a put right, if certain events occur, to sell its interest at fair market value. Allianz has a put right, if certain events occur, to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. The put right is not currently redeemable. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. Once the redemption is probable, the carrying amount will be marked to market with the change in value reflected in additional paid-in capital.

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Series A Redeemable Preferred Units	Consolidated Entities
Balance at December 31, 2017	$10,177	$—
Contributions	—	112,972
Declared dividend	(618)	—
Net income	618	169
Redemption of preferred units	(362)	—
BALANCE AT DECEMBER 31, 2018	$9,815	$113,141

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
12. Equity

The table below presents the effect of the Company’s derivatives on accumulated other comprehensive income (“OCI”):

	Hudson Pacific Properties, Inc. Stockholder’s Equity	Non-controlling interests	Total Equity
Balance at January 1, 2016	$(1,081)	$1,017	$(64)
Unrealized loss (gain) recognized in OCI	4,122	(6,989)	(2,867)
Loss reclassified from OCI into income(1)	6,455	2,354	8,809
Net change in OCI	10,577	(4,635)	5,942
Balance at December 31, 2016	9,496	(3,618)	5,878
Unrealized loss recognized in OCI	3,011	18	3,029
Loss reclassified from OCI into income(1)	4,342	27	4,369
Net change in OCI	7,353	45	7,398
Reclassification related to redemption of common units in the operating partnership	(3,622)	3,622	—
Balance at December 31, 2017	13,227	49	13,276
Unrealized gain recognized in OCI	7,331	27	7,358
Gain reclassified from OCI into income(1)	(3,287)	(13)	(3,300)
Net change in OCI	4,044	14	4,058
Cumulative adjustment related to adoption of ASU 2017-12	230	1	231
BALANCE AT DECEMBER 31, 2018	$17,501	$64	$17,565
_____________
1.The gains and losses on the Company’s derivatives are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $83.2 million, $90.0 million and $76.0 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

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

The following table summarizes the ownership of common units, excluding unvested restricted units as of:

	December 31, 2018	December 31, 2017	December 31, 2016
Company-owned common units in the operating partnership	154,371,538	155,602,508	136,492,235
Company’s ownership interest percentage	99.6%	99.6%	93.5%
Non-controlling common units in the operating partnership(1)	569,045	569,045	9,450,620
Non-controlling ownership interest percentage(1)	0.4%	0.4%	6.5%
_____________
1.Represents common units held by certain of the Company’s executive officers and directors, certain of their affiliates and other outside investors.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the common unit redemptions in 2016 and 2017:

Redemption Date	Common Units
May 16, 2016	10,117,223
July 21, 2016	19,195,373
November 28, 2016	17,533,099
January 10, 2017	8,881,575

For each of the redemptions above, the common unitholders requested the operating partnership repurchase common units and the Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the redemption. The Company funded the redemptions using the proceeds from registered underwritten public offering of common stock.

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

Common Stock Activity

The Company has not completed any common stock offerings in 2018. The following table summarizes the common stock offerings in 2016 and 2017:

Offering Date	Common Shares
May 16, 2016(1)	10,117,223
July 21, 2016(1)	19,195,373
November 28, 2016(1)	17,533,099
January 10, 2017(1)	8,881,575
March 3, 2017(2)	9,775,000
_________________
1.Proceeds from the offering were used to repurchase common units in the operating partnership.
2.Represents a common stock offering of 9,775,000 shares of common stock. Proceeds from the offering were used to fully repay a $255.0 million balance outstanding under its unsecured revolving credit facility.

The Company’s ATM program permits sales of up to $125.0 million of common stock. A cumulative total of $20.1 million has been sold as of December 31, 2018.

The following table summarizes the ATM activity:

	2018	2017	2016
Shares of common stock sold during the period	—	—	165,000
Common stock price ranges	N/A	N/A	$33.54 to $33.95

Share repurchase program

On March 8, 2018, the Board increased the authorized share repurchase program to a total of $250.0 million. In November 2018, the Company repurchased 1.6 million shares for a weighted average price of $30.48 per share for $50.0 million. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Dividends

The Board declared dividends on a quarterly basis and the Company paid the dividends during the quarters in which the dividends were declared. The following table summarizes dividends declared and paid for the periods presented:

	For the Year Ended December 31,
	2018	2017	2016
Common stock(1)	$1.00	$1.00	$0.80
Common units (1)	$1.00	$1.00	$0.80
Series A preferred units (1)	$1.5625	$1.5625	$1.5625
_________________
1.The fourth quarter 2018 dividends were paid on December 27, 2018 to shareholders and unitholders of record on December 17, 2018.

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

The Company’s dividends related to its common stock will be classified for U.S. federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions Per Share	Total	Non-qualified(1)	Qualified	Capital Gain Distributions(2)	Return of Capital
3/19/2018	3/29/2018	$0.25000	$0.15113	$0.15113	$—	$0.07595	$0.02292
6/19/2018	6/29/2018	0.25000	0.15113	0.15113	—	0.07595	0.02292
9/18/2018	9/28/2017	0.25000	0.15113	0.15113	—	0.07595	0.02292
12/17/2018	12/27/2018	0.25000	0.15113	0.15113	—	0.07595	0.02292
	TOTALS	$1.00000	$0.60452	$0.60452	$—	$0.30380	$0.09168
		100.00%	60.45%			30.38%	9.17%
_____________
1.On December 22, 2017, the Tax Cuts and Jobs Act enacted Section 199A that generally allows a deduction for non-corporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). Ordinary dividends eligible for the Section 199A benefit are a subset of, and included in, the taxable ordinary dividend amount. All of the non-qualified dividends listed above are eligible for the Section 199A benefit.
2.$0.02240 of the $0.07595 capital gain distributions should be characterized as unrecaptured Section 1250 gain.

13. Segment Reporting

The Company’s reporting segments are based on the Company’s method of internal reporting, which classifies its operations into two reporting segments: (i) office properties and (ii) studio properties. The Company evaluates performance based upon net operating income of the combined properties in each segment. General and administrative expenses and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level. Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources, therefore, depreciation and amortization expense is not allocated among segments.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below presents the operating activity of our reportable segments:

	Year Ended December 31,
	2018	2017	2016
Office segment
Total office revenues	$652,517	$667,110	$593,236
Office expenses	(226,820)	(218,873)	(202,935)
Office segment profit	425,697	448,237	390,301
Studio segment
Total studio revenues	75,901	61,029	46,403
Studio expenses	(40,890)	(34,634)	(25,810)
Studio segment profit	35,011	26,395	20,593
TOTAL SEGMENT PROFIT	$460,708	$474,632	$410,894

Total revenues	$728,418	$728,139	$639,639
Total segment expenses	(267,710)	(253,507)	(228,745)
TOTAL SEGMENT PROFIT	$460,708	$474,632	$410,894

The table below is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Year Ended December 31,
	2018	2017	2016
Total profit from all segments	$460,708	$474,632	$410,894
General and administrative	(61,027)	(54,459)	(52,400)
Depreciation and amortization	(251,003)	(283,570)	(269,087)
Interest expense	(83,167)	(90,037)	(76,044)
Interest income	1,718	97	260
Unrealized gain on non-real estate investment	928	—	—
Unrealized gain on ineffective portion of derivative instrument	—	(70)	(1,436)
Transaction-related expenses	(535)	(598)	(376)
Other income	822	2,992	1,558
Gains on sale of real estate	43,337	45,574	30,389
Net income	111,781	94,561	43,758

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
14. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2016, that provide for various severance and change in control benefits and other terms and conditions of employment.

Lease and Subsequent Purchase of Corporate Headquarters from Blackstone

On July 26, 2006, the Company’s predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone) for the Company’s corporate headquarters at 11601 Wilshire. The Company amended the lease to increase its occupancy to 40,120 square feet commencing on September 1, 2015. On December 16, 2015, the Company entered into an amendment of that lease to expand the space to approximately 42,370 square feet and to extend the term by an additional 3 years, to a total of ten years, through August 31, 2025. On July 1, 2016, the Company purchased the 11601 Wilshire property from affiliates of Blackstone for $311.0 million (before credits, prorations and closing costs). Michael Nash, a director on the Board, is a senior managing director of an affiliate of Blackstone.

Ferry Building Acquisition from Certain Affiliates of Blackstone

On October 9, 2018, the Company entered into a joint venture with Allianz to purchase the Ferry Building from certain affiliates of Blackstone for $291.0 million before credits, prorations and closing costs. Michael Nash, a director on the Board, is a senior managing director of an affiliate of Blackstone.

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

Disposal of 222 Kearny to certain affiliates of Farallon Funds

On February 14, 2017, the Company sold its 222 Kearny property to a joint venture, a partner of which is an affiliate of the Farallon Funds for $51.8 million, before credits, prorations and closing costs. Richard B. Fried, a director on the Board, is a managing member of the Farallon Funds.

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

During 2017, JMG Capital Management LLC assigned the lease to a third party and as a result is no longer a lessee at our 11601 Wilshire property.

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

15.  Commitments and Contingencies

On October 5, 2018, the Company entered into an agreement to invest in a real estate technology venture capital fund. The Company is committed to funding up to $20.0 million. The Company has not yet contributed to the fund.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2018, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of December 31, 2018, the Company’s office properties were located in Northern and Southern California and the Pacific Northwest. The Company’s studio properties were located in Hollywood in Southern California. 90.1% of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the media and entertainment and technology industries. As of December 31, 2018, approximately 19.6% and 30.2% of rentable square feet were related to the tenants in the media and entertainment and technology industries, respectively.

As of December 31, 2018, the Company’s 15 largest tenants represented approximately 29.1% of its rentable square feet and no single tenant accounted for more than 10%.

As of December 31, 2018, no single tenant in the Company’s office and studio segments had rental revenues representing more than 10% of the segment’s total revenue.

Letters of Credit

As of December 31, 2018, the Company has outstanding letters of credit totaling approximately $2.6 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
16. Supplemental Cash Flow Information

Supplemental cash flow information is included as follows:

	Year Ended December 31,
	2018	2017	2016
Cash paid for interest, net of capitalized interest	78,495	77,234	82,491
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	(13,431)	(19,587)	(37,364)
Reclassification of investment in unconsolidated entities for real estate investments	—	7,835	—
Assumption of debt in connection with property acquisitions	139,003	—	—
Redeemable non-controlling interest in consolidated real estate entities	12,749	—	—
Relief of debt in conjunction with sale of real estate	—	(216,000)	—
Proceeds from sale of real estate	—	216,000	—

17. Quarterly Financial Information (unaudited)

The tables below present selected quarterly information for 2018 and 2017 for the Company:

	For the Three Months Ended(1)
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenues	$198,433	$180,698	$175,169	$174,118
Total operating expenses	$(157,021)	$(144,310)	$(139,388)	$(139,021)
Net income	$19,257	$20,270	$19,691	$52,563
Net income attributable to the Company’s stockholders	$15,944	$17,367	$16,202	$48,577
Net income attributable to common stockholders’ per share—basic	$0.10	$0.11	$0.10	$0.31
Net income attributable to common stockholders’ per share— diluted	$0.10	$0.11	$0.10	$0.31

	For the Three Months Ended(1)
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenues	$189,333	$190,021	$180,500	$168,285
Total operating expenses	$(145,501)	$(153,861)	$(152,392)	$(139,782)
Net income	$48,944	$14,510	$6,954	$24,153
Net income attributable to the Company’s stockholders	$32,455	$11,064	$3,553	$20,515
Net income attributable to common stockholders’ per share—basic	$0.21	$0.07	$0.02	$0.14
Net income attributable to common stockholders’ per share— diluted	$0.21	$0.07	$0.02	$0.14
_____________
1.The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding.

18. Subsequent Event

Hudson Pacific Properties, Inc. 2019 Outperformance Program

On February 12, 2019, the Compensation Committee adopted the 2019 Outperformance Program (“2019 OPP”) under the 2010 Plan. The 2019 OPP authorizes grants of incentive awards linked to the absolute and relative TSR over the performance period beginning on January 1, 2019 and ending on the earlier to occur of December 31, 2021 or the date on which the Company experience a change in control. Each 2019 OPP award confers a percentage participation right in a dollar-denominated bonus pool that is settled in either Company common stock or performance units of the operating partnership, as well as certain dividend equivalent or distribution rights.

Upon adoption of the 2019 OPP, the Compensation Committee granted Victor J. Coleman, Mark T. Lammas, Alex Vouvalides, Christopher Barton and Josh Hatfield, each of whom is a named executive officer, OPP awards of 24%, 13.75%, 9.15%, 6.4% and 6.4% respectively. The awards for each were granted in the form of performance units.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Under the 2019 OPP, a bonus pool of up to (but not exceeding) $28.0 million will be determined at the end of the performance period as the sum of: (i) 3% of the amount by which the TSR during the performance period exceeds 7% simple annual TSR (the absolute TSR component), plus (ii) 3% of the amount by which the TSR performance exceeds that of the SNL US Office REIT Index (on a percentage basis) over the performance period (the relative TSR component), except that the relative TSR component will be reduced on a linear basis from 100% to 25% for absolute TSR performance ranging from 7% to 0% simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 3% of the amount by which the Company underperform the SNL US Office REIT Index by more than 3% per year during the performance period (if any). The target bonus pool is equal to $3.971 million, which would be attained if the Company achieves during the performance period (i) a TSR is equal to that of the SNL US Office REIT Index and (ii) a 8% simple annual TSR.

At the end of the three-year performance period, named executive officers who remain employed with the Company will vest in a number of performance units based on their percentage interest in the bonus pool (and determined based on the value of the common stock at the end of the performance period), and such vested performance units and will continue to be subject to an additional two-year holding (i.e., no-transfer) period. However, if the performance period is terminated prior to December 31, 2021 in connection with a change in control, 2019 OPP awards will be paid entirely in fully vested performance units immediately prior to the change in control.

In addition to these performance units, each 2019 OPP award entitles its holder to a cash payment equal to the aggregate distributions or dividends that would have been paid during the performance period on the total number of performance units that performance-vest had such performance units been outstanding throughout the performance period. The cash payment will be reduced by the aggregate amount of the distributions received during the performance period on the total number of performance units granted.

If a participant’s employment is terminated without “cause,” for “good reason” or due to the participant’s death or disability during the performance period (referred to as qualifying terminations), the participant will be paid his or her 2019 OPP award at the end of the performance period entirely in fully vested performance units (except for the performance period distribution/dividend equivalent, which will be paid in cash at the end of the performance period). Any such payment will be pro-rated in the case of a termination without “cause” or for “good reason” by reference to the participant’s period of employment during the performance period.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands)

		Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount
Property name	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation(1)	Year Built / Renovated	Year Acquired
Office
875 Howard, San Francisco Bay Area, CA	$—	$18,058	$41,046	$20,353	$1,936	$18,058	$63,335	$81,393	$(17,001)	Various	2007
6040 Sunset, Los Angeles, CA	—	6,599	27,187	25,032	3,088	6,599	55,307	61,906	(21,694)	2008	2008
ICON, Los Angeles, CA	—	—	—	145,136	5,497	—	150,633	150,633	(10,677)	2017	2008
CUE, Los Angeles, CA	—	—	—	43,708	1,716	—	45,424	45,424	(1,477)	Ongoing	2008
EPIC, Los Angeles, CA	—	—	—	84,887	3,156	—	88,043	88,043	—	Ongoing	2008
Del Amo, Los Angeles, CA	—	—	18,000	2,513	—	—	20,513	20,513	(5,521)	1986	2010
1455 Market, San Francisco Bay Area, CA	—	41,226	34,990	87,437	298	41,226	122,725	163,951	(32,494)	1976	2010
Rincon Center, San Francisco Bay Area, CA(2)(3)	—	58,251	110,656	35,151	—	58,251	145,807	204,058	(29,856)	1940/1989	2010
10950 Washington, Los Angeles, CA(3)	26,880	17,979	25,110	1,408	—	17,979	26,518	44,497	(5,879)	1957/1974	2010
604 Arizona, Los Angeles, CA	—	5,620	14,745	3,895	484	5,620	19,124	24,744	(3,263)	1950/2005	2011
275 Brannan, San Francisco Bay Area, CA	—	4,187	8,063	14,029	1,115	4,187	23,207	27,394	(7,732)	1905	2011
625 Second, San Francisco Bay Area, CA	—	10,744	42,650	2,790	—	10,744	45,440	56,184	(9,244)	1906/1999	2011
6922 Hollywood, Los Angeles, CA	—	16,608	72,392	15,784	—	16,608	88,176	104,784	(15,347)	1967	2011
10900 Washington, Los Angeles, CA	—	1,400	1,200	736	—	1,400	1,936	3,336	(812)	1973	2012
901 Market, San Francisco Bay Area, CA	—	17,882	79,305	15,929	—	17,882	95,234	113,116	(18,353)	1912/1985	2012
Element LA, Los Angeles, CA(3)	168,000	79,769	19,755	85,432	10,391	79,769	115,578	195,347	(13,949)	1949	2012, 2013
3401 Exposition, Los Angeles, CA	—	14,120	11,319	11,044	1,028	14,120	23,391	37,511	(3,789)	1961	2013
505 First, Greater Seattle, WA	—	22,917	133,034	4,383	—	22,917	137,417	160,334	(22,173)	Various	2013
83 King, Greater Seattle, WA	—	12,982	51,403	7,634	—	12,982	59,037	72,019	(9,972)	Various	2013
Met Park North, Greater Seattle, WA(3)	64,500	28,996	71,768	730	—	28,996	72,498	101,494	(12,357)	2000	2013
Northview Center, Greater Seattle, WA	—	4,803	41,191	1,945	—	4,803	43,136	47,939	(7,379)	1991	2013
411 First, Greater Seattle, WA	—	27,684	29,824	15,462	—	27,684	45,286	72,970	(7,552)	Various	2014
450 Alaskan, Greater Seattle, WA	—	—	—	81,250	3,391	—	84,641	84,641	(2,522)	Various	2014
95 Jackson, Greater Seattle, WA	—	—	—	16,738	1,102	—	17,840	17,840	(799)	Various	2014
Palo Alto Square, San Francisco Bay Area, CA	—	—	326,033	31,399	—	—	357,432	357,432	(45,678)	1971	2015
3400 Hillview, San Francisco Bay Area, CA	—	—	159,641	2,514	—	—	162,155	162,155	(27,367)	1991	2015

		Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount
Property name	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation(1)	Year Built / Renovated	Year Acquired
Foothill Research Center, San Francisco Bay Area, CA	—	—	133,994	2,349	—	—	136,343	136,343	(22,236)	1991	2015
Page Mill Center, San Francisco Bay Area, CA	—	—	147,625	6,927	—	—	154,552	154,552	(26,855)	1970/2016	2015
Clocktower Square, San Francisco Bay Area, CA	—	—	93,949	3,369	—	—	97,318	97,318	(9,295)	1983	2015
3176 Porter, San Francisco Bay Area, CA	—	—	34,561	676	—	—	35,237	35,237	(5,195)	1991	2015
Towers at Shore Center, San Francisco Bay Area, CA	—	72,673	144,188	12,825	—	72,673	157,013	229,686	(18,271)	2001	2015
Skyway Landing, San Francisco Bay Area, CA	—	37,959	63,559	3,818	—	37,959	67,377	105,336	(8,662)	2001	2015
Shorebreeze, San Francisco Bay Area, CA	—	69,448	59,806	12,145	—	69,448	71,951	141,399	(8,870)	1985/1989	2015
555 Twin Dolphin, San Francisco Bay Area, CA	—	40,614	73,457	5,960	—	40,614	79,417	120,031	(9,064)	1989	2015
333 Twin Dolphin, San Francisco Bay Area, CA	—	36,441	64,892	11,500	—	36,441	76,392	112,833	(9,089)	1985	2015
Metro Center, San Francisco Bay Area, CA	—	—	313,683	50,740	—	—	364,423	364,423	(43,568)	Various	2015
Concourse, San Francisco Bay Area, CA	—	45,085	224,271	22,919	—	45,085	247,190	292,275	(31,641)	Various	2015
Gateway, San Francisco Bay Area, CA	—	33,117	121,217	39,312	—	33,117	160,529	193,646	(20,863)	Various	2015
Metro Plaza, San Francisco Bay Area, CA	—	16,038	106,156	18,254	—	16,038	124,410	140,448	(13,789)	1986	2015
1740 Technology, San Francisco Bay Area, CA	—	8,052	49,486	2,391	—	8,052	51,877	59,929	(5,549)	1985	2015
Skyport Plaza, San Francisco Bay Area, CA	—	16,521	153,844	(3,226)	—	16,521	150,618	167,139	(14,540)	2000/2001	2015
Cloud10, San Francisco Bay Area, CA		12,512	—	77	177	12,512	254	12,766	—	N/A	2015
Techmart, San Francisco Bay Area, CA	—	—	66,660	16,143	—	—	82,803	82,803	(11,525)	1986	2015
Campus Center, San Francisco Bay Area, CA	—	29,636	79,604	12,118	4,158	29,636	95,880	125,516	(5,916)	N/A	2015
Campus Center—Development, San Francisco Bay Area, CA		29,824	—	513	—	29,824	513	30,337	—	N/A	2015
Fourth & Traction, Los Angeles, CA	—	12,140	37,110	42,248	7,881	12,140	87,239	99,379	(1,642)	Various	2015
Maxwell, Los Angeles, CA	—	13,040	26,960	35,259	6,365	13,040	68,584	81,624	—	Various	2015
11601 Wilshire, Los Angeles, CA	—	28,978	321,273	33,293	—	28,978	354,566	383,544	(26,049)	1983	2016, 2017
Hill7, Greater Seattle, WA(3)	101,000	36,888	137,079	16,540	—	36,888	153,619	190,507	(10,756)	2015	2016
Page Mill Hill, San Francisco Bay Area, CA	—	—	131,402	5,996	—	—	137,398	137,398	(9,904)	1975	2016
Harlow, Los Angeles, CA	—	—	—	23,794	741	—	24,535	24,535	—	N/A	2017

		Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount
Property name	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation(1)	Year Built / Renovated	Year Acquired
One Westside, Los Angeles, CA(4)	—	110,438	35,011	8,224	1,019	110,438	44,254	154,692	(680)	1985	2018
10850 Pico, Los Angeles, CA(4)	—	34,682	16,313	(2,604)	—	34,682	13,709	48,391	(243)	1985	2018
Ferry Building, San Francisco Bay Area, CA(5)	—	—	268,292	2,066	—	—	270,358	270,358	(2,230)	1898/2003	2018
Studio
Sunset Gower Studios, Los Angeles, CA(6)	5,001	79,320	64,697	35,709	342	79,320	100,748	180,068	(26,646)	Various	2007, 2011, 2012
Sunset Bronson Studios, Los Angeles, CA(6)	—	77,698	32,374	28,831	422	77,698	61,627	139,325	(14,275)	Various	2008
Sunset Las Palmas Studios, Los Angeles, CA	—	141,943	104,392	1,706	—	141,943	106,098	248,041	(5,391)	Various	2017, 2018
TOTAL	$365,381	$1,372,872	$4,425,167	$1,207,191	$54,307	$1,372,872	$5,686,665	$7,059,537	$(695,631)

_____________
1.The Company computes depreciation using the straight-line method over the estimated useful lives over the shorter of the ground lease term or 39 years for building and improvements, 15 years for land improvements and over the shorter of asset life or life of the lease for tenant improvements.
2.The loan was paid in full on February 1, 2018.
3.These properties are encumbered under our unsecured revolving credit facility, which, as of December 31, 2018, had an outstanding balance of $400.0 million.
4.These properties have $138.2 million debt secured by U.S. Government securities. See description of the in-substance defeased debt in Part IV, Item 15(a) “Financial Statement and Schedules—Note 5 to the Consolidated Financial Statements-Debt.”
5.This property has $66.1 million due to our joint venture partner. See description of joint venture partner debt in Part IV, Item 15(a) “Financial Statement and Schedules—Note 5 to the Consolidated Financial Statements-Debt.”
6.The encumbrance amount relates to both Sunset Gower Studios and Sunset Bronson Studios. See description of secured and unsecured debt in Part IV, Item 15(a) “Financial Statement and Schedules—Note 5 to the Consolidated Financial Statements-Debt.”

The aggregate gross cost of property included above for federal income tax purposes approximated $6.5 billion, unaudited as of December 31, 2018.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2016 to December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
Total investment in real estate, beginning of year	$6,644,249	$6,507,484	$5,976,526
Additions during period:
Acquisitions	505,257	255,848	597,751
Improvements, capitalized costs	364,721	330,809	296,399
Total additions during period	869,978	586,657	894,150
Deductions during period
Disposal (fully depreciated assets and early terminations)	(27,821)	(41,337)	(27,451)
Cost of property sold	(426,869)	(408,555)	(335,741)
Total deductions during period	(454,690)	(449,892)	(363,192)

Ending balance, before reclassification to assets associated with real estate held for sale	7,059,537	6,644,249	6,507,484
Reclassification to assets associated with real estate held for sale	—	(424,888)	(629,004)
Total investment in real estate, end of year	$7,059,537	$6,219,361	$5,878,480

Total accumulated depreciation, beginning of year	$(549,411)	$(423,950)	$(272,724)
Additions during period:
Depreciation of real estate	(203,347)	(206,838)	(182,219)
Total additions during period	(203,347)	(206,838)	(182,219)
Deductions during period:
Deletions	27,410	37,925	25,622
Write-offs due to sale	29,717	43,452	5,371
Total deductions during period	57,127	81,377	30,993

Ending balance, before reclassification to assets associated with real estate held for sale	(695,631)	(549,411)	(423,950)
Reclassification to assets associated with real estate held for sale	—	28,041	48,743
Total accumulated depreciation, end of year	$(695,631)	$(521,370)	$(375,207)