Form 10-Q
period 2019-03-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2019-05-07
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Hudson Pacific Properties, Inc. ☐	Hudson Pacific Properties, L.P. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hudson Pacific Properties, Inc. Yes ☐ No ☒	Hudson Pacific Properties, L.P. Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Hudson Pacific Properties, Inc.	Common Stock, $0.01 par value	HPP	New York Stock Exchange

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at May 1, 2019 was 154,375,000.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2019, Hudson Pacific Properties, Inc. owned approximately 99.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 0.8% interest was owned by certain of our executive officers, directors and outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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
To help investors understand the significant differences between our Company and our operating partnership, this report presents the consolidated financial statements and Note 14—Earnings Per Share separately for our Company and our operating partnership. All other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” are presented together for our Company and our operating partnership.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Investment in real estate, at cost	$6,990,420	$7,059,537
Accumulated depreciation and amortization	(739,334)	(695,631)
Investment in real estate, net	6,251,086	6,363,906
Cash and cash equivalents	52,445	53,740
Restricted cash	13,626	14,451
Accounts receivable, net	17,969	14,004
Straight-line rent receivables, net	159,004	142,369
Deferred leasing costs and lease intangible assets, net	280,193	279,896
U.S. Government securities	144,992	146,880
Operating lease right-of-use asset	272,051	—
Prepaid expenses and other assets, net	82,441	55,633
Assets associated with real estate held for sale	99,821	—
TOTAL ASSETS	$7,373,628	$7,070,879

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$2,711,632	$2,623,835
In-substance defeased debt	137,417	138,223
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	208,047	175,300
Operating lease liability	274,626	—
Lease intangible liabilities, net	41,112	45,612
Security deposits and prepaid rent	69,251	68,687
Liabilities associated with real estate held for sale	732	—
Total liabilities	3,508,953	3,117,793

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	114,616	113,141

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 authorized, 154,373,581 shares and 154,371,538 shares outstanding at March 31, 2019 and December 31, 2018, respectively	1,543	1,543
Additional paid-in capital	3,485,307	3,524,502
Accumulated other comprehensive income	9,674	17,501
Accumulated deficit	(41,189)	—
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,455,335	3,543,546
Non-controlling interest—members in consolidated entities	267,039	268,246
Non-controlling interest—units in the operating partnership	17,870	18,338
Total equity	3,740,244	3,830,130
TOTAL LIABILITIES AND EQUITY	$7,373,628	$7,070,879

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
REVENUES
Office
Rental (Note 2)	$170,197	$130,082
Tenant recoveries (Note 2)	—	20,904
Service revenues (Note 2)	5,661	5,546
Total office revenues	175,858	156,532
Studio
Rental (Note 2)	12,394	10,383
Tenant recoveries (Note 2)	—	354
Service revenues and other (Note 2)	9,137	6,849
Total studio revenues	21,531	17,586
Total revenues	197,389	174,118
OPERATING EXPENSES
Office operating expenses	60,815	53,240
Studio operating expenses	11,109	9,664
General and administrative	18,094	15,564
Depreciation and amortization	68,505	60,553
Total operating expenses	158,523	139,021
OTHER EXPENSE (INCOME)
Interest expense	24,350	20,503
Interest income	(1,024)	(9)
Transaction-related expenses	128	118
Other expense (income)	106	(404)
Gains on sale of real estate	—	(37,674)
Impairment loss	52,201	—
Total other expense (income)	75,761	(17,466)
Net (loss) income	(36,895)	52,563
Net income attributable to preferred units	(153)	(159)
Net income attributable to participating securities	(308)	(327)
Net income attributable to non-controlling interest in consolidated real estate entities	(2,821)	(3,323)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	600	—
Net loss (income) attributable to non-controlling interest in the operating partnership	185	(177)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(39,392)	$48,577

BASIC AND DILUTED PER SHARE AMOUNTS
Net (loss) income attributable to common stockholders—basic	$(0.26)	$0.31
Net (loss) income attributable to common stockholders—diluted	$(0.26)	$0.31
Weighted average shares of common stock outstanding—basic	154,396,159	155,626,055
Weighted average shares of common stock outstanding—diluted	154,396,159	156,714,822

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(36,895)	$52,563
Other comprehensive (loss) income: change in fair value of derivatives	(7,864)	9,513
Comprehensive (loss) income	(44,759)	62,076
Comprehensive income attributable to preferred units	(153)	(159)
Comprehensive income attributable to participating securities	(308)	(391)
Comprehensive income attributable to non-controlling interest in consolidated entities	(2,821)	(3,323)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	600	—
Comprehensive loss (income) attributable to non-controlling interest in the operating partnership	222	(211)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(47,219)	$57,992

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Units in the operating partnership	Members in Consolidated Entities	Total Equity
Balance, December 31, 2017	155,602,508	$1,556	$3,622,988	$—	$13,227	$14,591	$258,602	$3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	—	—	(231)	230	1	—	—
Contributions	—	—	—	—	—	—	2,691	2,691
Distributions	—	—	—	—	—	—	(1,060)	(1,060)
Proceeds from sale of common stock, net of underwriters discount and transaction costs	—	—	(173)	—	—	—	—	(173)
Issuance of unrestricted stock	43,900	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding	(20,353)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	—	(39,173)	—	(178)	—	(39,351)
Amortization of stock-based compensation	—	—	3,551		—	1,019	—	4,570
Net income	—	—	—	48,904	—	177	3,323	52,404
Change in fair value of derivatives	—	—	—	—	9,479	34	—	9,513
Balance, March 31, 2018	155,626,055	$1,556	$3,625,673	$9,500	$22,936	$15,644	$263,556	$3,938,865

Balance at December 31, 2018	154,371,538	$1,543	$3,524,502	$—	$17,501	$18,338	$268,246	$3,830,130
Cumulative adjustment related to adoption of ASC 842	—	—	—	(2,105)	—	—	—	(2,105)
Distributions	—	—	—	—	—	—	(4,028)	(4,028)
Issuance of unrestricted stock	128,923	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(126,880)	(1)	(3,667)	—	—	—	—	(3,668)
Declared dividend	—	—	(39,241)	—	—	(1,186)	—	(40,427)
Amortization of stock-based compensation	—	—	3,714	—	—	1,465	—	5,179
Net (loss) income	—	—	—	(39,084)	—	(185)	2,821	(36,448)
Change in fair value of derivatives	—	—	—	—	(7,827)	(37)	—	(7,864)
Redemption of common units in the operating partnership	—	—	—	—	—	(525)	—	(525)
Balance at March 31, 2019	154,373,581	$1,543	$3,485,307	$(41,189)	$9,674	$17,870	$267,039	$3,740,244

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(36,895)	$52,563
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	68,505	60,553
Non-cash portion of interest expense	1,591	1,658
Amortization of stock-based compensation	5,150	4,338
Straight-line rents	(16,635)	(9,942)
Straight-line rent expenses	366	136
Amortization of above- and below-market leases, net	(4,179)	(3,811)
Amortization of above- and below-market ground lease, net	615	624
Amortization of lease incentive costs	326	303
Other non-cash adjustments	—	256
Impairment loss	52,201	—
Gains on sale of real estate	—	(37,674)
Change in operating assets and liabilities:
Accounts receivable	(4,263)	(1,782)
Deferred leasing costs and lease intangibles	(13,675)	(6,614)
Prepaid expenses and other assets	2,771	3,313
Accounts payable, accrued liabilities and other	33,004	(33)
Security deposits and prepaid rent	564	559
Net cash provided by operating activities	89,446	64,447
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(94,615)	(103,512)
Maturities of U.S. Government securities	1,932	—
Proceeds from sale of real estate	—	237,004
Deposits for property acquisitions	(35,584)	—
Net cash (used in) provided by investing activities	(128,267)	133,492
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	430,001	130,000
Payments of unsecured and secured debt	(335,145)	(308,529)
Payments of in-substance defeased debt	(806)	—
Proceeds from issuance of common stock, net	—	(173)
Repurchase of common units in the operating partnership	(525)	—
Dividends paid to common stock and unit-holders	(40,427)	(39,351)
Dividends paid to preferred unit-holders	(153)	(159)
Contribution of redeemable non-controlling member in consolidated real estate entities	2,075	—
Contribution of non-controlling member in consolidated real estate entities	—	2,691
Distribution to non-controlling member in consolidated real estate entities	(4,028)	(1,060)
Payments to satisfy tax withholding	(3,668)	(693)
Payment of loan costs	(10,623)	(6,965)
Net cash provided by (used in) financing activities	36,701	(224,239)
Net decrease in cash and cash equivalents and restricted cash	(2,120)	(26,300)
Cash and cash equivalents and restricted cash—beginning of period	68,191	101,280
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$66,071	$74,980

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Investment in real estate, at cost	$6,990,420	$7,059,537
Accumulated depreciation and amortization	(739,334)	(695,631)
Investment in real estate, net	6,251,086	6,363,906
Cash and cash equivalents	52,445	53,740
Restricted cash	13,626	14,451
Accounts receivable, net	17,969	14,004
Straight-line rent receivables, net	159,004	142,369
Deferred leasing costs and lease intangible assets, net	280,193	279,896
U.S. Government securities	144,992	146,880
Operating lease right-of-use asset	272,051	—
Prepaid expenses and other assets, net	82,441	55,633
Assets associated with real estate held for sale	99,821	—
TOTAL ASSETS	$7,373,628	$7,070,879

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$2,711,632	$2,623,835
In-substance defeased debt	137,417	138,223
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	208,047	175,300
Operating lease liability	274,626	—
Lease intangible liabilities, net	41,112	45,612
Security deposits and prepaid rent	69,251	68,687
Liabilities associated with real estate held for sale	732	—
Total liabilities	3,508,953	3,117,793

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	114,616	113,141

Capital
Hudson Pacific Properties, L.P. partners’ capital
Common units, 155,094,354 and 154,940,583 issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	3,463,504	3,544,319
Accumulated other comprehensive income	9,701	17,565
Total Hudson Pacific Properties, L.P. partners’ capital	3,473,205	3,561,884
Non-controlling interest—members in consolidated entities	267,039	268,246
Total capital	3,740,244	3,830,130
TOTAL LIABILITIES AND CAPITAL	$7,373,628	$7,070,879

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended March 31,
	2019	2018
REVENUES
Office
Rental (Note 2)	$170,197	$130,082
Tenant recoveries (Note 2)	—	20,904
Service revenues (Note 2)	5,661	5,546
Total office revenues	175,858	156,532
Studio
Rental (Note 2)	12,394	10,383
Tenant recoveries (Note 2)	—	354
Service revenues and other (Note 2)	9,137	6,849
Total studio revenues	21,531	17,586
Total revenues	197,389	174,118
OPERATING EXPENSES
Office operating expenses	60,815	53,240
Studio operating expenses	11,109	9,664
General and administrative	18,094	15,564
Depreciation and amortization	68,505	60,553
Total operating expenses	158,523	139,021
OTHER EXPENSE (INCOME)
Interest expense	24,350	20,503
Interest income	(1,024)	(9)
Transaction-related expenses	128	118
Other expense (income)	106	(404)
Gains on sale of real estate	—	(37,674)
Impairment loss	52,201	—
Total other expense (income)	75,761	(17,466)
Net (loss) income	(36,895)	52,563
Net income attributable to non-controlling interest in consolidated real estate entities	(2,821)	(3,323)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	600	—
Net (loss) income attributable to Hudson Pacific Properties, L.P.	(39,116)	49,240
Net income attributable to preferred units	(153)	(159)
Net income attributable to participating securities	(308)	(327)
NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(39,577)	$48,754

BASIC AND DILUTED PER UNIT AMOUNTS
Net (loss) income attributable to common unitholders—basic	$(0.26)	$0.31
Net (loss) income attributable to common unitholders—diluted	$(0.26)	$0.31
Weighted average shares of common units outstanding—basic	155,120,144	156,195,100
Weighted average shares of common units outstanding—diluted	155,120,144	157,283,867

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(36,895)	$52,563
Other comprehensive (loss) income: change in fair value of derivatives	(7,864)	9,513
Comprehensive (loss) income	(44,759)	62,076
Comprehensive income attributable to preferred units	(153)	(159)
Comprehensive income attributable to participating securities	(308)	(391)
Comprehensive income attributable to non-controlling interest in consolidated entities	(2,821)	(3,323)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	600	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(47,441)	$58,203

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Income	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at December 31, 2017	156,171,553	$3,639,086	$13,276	$3,652,362	$258,602	$3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	(231)	231	—	—	—
Contributions	—	—	—	—	2,691	2,691
Distributions	—	—	—	—	(1,060)	(1,060)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	(173)	—	(173)	—	(173)
Issuance of unrestricted units	43,900	—	—	—	—	—
Units withheld to satisfy tax withholding	(20,353)	(693)	—	(693)	—	(693)
Declared distributions	—	(39,351)	—	(39,351)	—	(39,351)
Amortization of unit-based compensation	—	4,570	—	4,570	—	4,570
Net income	—	49,081	—	49,081	3,323	52,404
Change in fair value of derivatives	—	—	9,513	9,513	—	9,513
Balance at March 31, 2018	156,195,100	$3,652,289	$23,020	$3,675,309	$263,556	$3,938,865

Balance at December 31, 2018	154,940,583	3,544,319	17,565	3,561,884	268,246	3,830,130
Cumulative adjustment related to adoption of ASC 842	—	(2,105)	—	(2,105)	—	(2,105)
Distributions	—	—	—	—	(4,028)	(4,028)
Issuance of unrestricted units	298,727	—	—	—	—	—
Units withheld to satisfy tax withholding	(126,880)	(3,668)	—	(3,668)	—	(3,668)
Declared distributions	—	(40,427)	—	(40,427)	—	(40,427)
Amortization of unit-based compensation	—	5,179	—	5,179	—	5,179
Net (loss) income	—	(39,269)	—	(39,269)	2,821	(36,448)
Change in fair value of derivatives	—	—	(7,864)	(7,864)	—	(7,864)
Redemption of common units	(18,076)	(525)	—	(525)	—	(525)
Balance at March 31, 2019	155,094,354	$3,463,504	$9,701	$3,473,205	$267,039	$3,740,244

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(36,895)	$52,563
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	68,505	60,553
Non-cash portion of interest expense	1,591	1,658
Amortization of unit-based compensation	5,150	4,338
Straight-line rents	(16,635)	(9,942)
Straight-line rent expenses	366	136
Amortization of above- and below-market leases, net	(4,179)	(3,811)
Amortization of above- and below-market ground lease, net	615	624
Amortization of lease incentive costs	326	303
Other non-cash adjustments	—	256
Impairment loss	52,201	—
Gains on sale of real estate	—	(37,674)
Change in operating assets and liabilities:
Accounts receivable	(4,263)	(1,782)
Deferred leasing costs and lease intangibles	(13,675)	(6,614)
Prepaid expenses and other assets	2,771	3,313
Accounts payable and accrued liabilities and other	33,004	(33)
Security deposits and prepaid rent	564	559
Net cash provided by operating activities	89,446	64,447
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(94,615)	(103,512)
Maturities of U.S. Government securities	1,932	—
Proceeds from sale of real estate	—	237,004
Deposits for property acquisitions	(35,584)	—
Net cash (used in) provided by investing activities	(128,267)	133,492
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	430,001	130,000
Payments of unsecured and secured debt	(335,145)	(308,529)
Payments of in-substance defeased debt	(806)	—
Proceeds from issuance of common units, net	—	(173)
Repurchase of common units in the operating partnership	(525)	—
Dividends paid to common stock and unit-holders	(40,427)	(39,351)
Dividends paid to preferred unit-holders	(153)	(159)
Contribution of redeemable non-controlling member in consolidated real estate entities	2,075	—
Contribution of non-controlling member in consolidated real estate entities	—	2,691
Distribution to non-controlling member in consolidated real estate entities	(4,028)	(1,060)
Payments to satisfy tax withholding	(3,668)	(693)
Payment of loan costs	(10,623)	(6,965)
Net cash provided by (used in) financing activities	36,701	(224,239)
Net decrease in cash and cash equivalents and restricted cash	(2,120)	(26,300)
Cash and cash equivalents and restricted cash—beginning of period	68,191	101,280
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$66,071	$74,980

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

The Company’s portfolio consists of properties located throughout Northern and Southern California and the Pacific Northwest. The following table summarizes the Company’s portfolio as of March 31, 2019:

Segments	Number of Properties	Square Feet (unaudited)
Office	52	13,866,793
Studio	3	1,224,403
TOTAL(1)	55	15,091,196
_________________
1.Includes redevelopment, development and held for sale properties.

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

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the 2018 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and the notes thereto.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of March 31, 2019, the Company has determined its operating partnership and five joint ventures met the definition of a VIE. Four of the joint ventures are consolidated entities and one joint venture is an unconsolidated entity.

Consolidated Entities

As of March 31, 2019, the operating partnership has determined that four of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	One Westside and 10850 Pico	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%

As of March 31, 2019 and December 31, 2018, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to these VIEs.

Unconsolidated Entity

As of March 31, 2019, the Company has determined it is not the primary beneficiary of one joint venture. Due to its significant influence over the unconsolidated entity, the Company accounts for it using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. The Company’s share of net income or loss from the entity is included within other income on the Consolidated Statements of Operations. The Company’s net equity investment of the unconsolidated entity of $86 thousand and $86 thousand as of March 31, 2019 and December 31, 2018, respectively, is reflected within prepaid expenses and other assets on the Consolidated Balance Sheets, which represents the Company’s maximum exposure for loss.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, determining the incremental borrowing rate used in the present value calculations of its new or modified operating lessee agreements, its accrued liabilities and its performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Lease Accounting

In February 2016, the FASB issued guidance codified in ASC 842, Leases (“ASC 842”), which amends the guidance in former ASC 840, Leases (“ASC 840”). The standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The new standard increases transparency and

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition approach that must be applied for leases that exist or are entered into after January 1, 2019.

ASC 842 requires companies to identify lease and non-lease components of a lease agreement. Lease components relate to the right to use the leased asset whereas non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset.

ASC 842 provides transition practical expedients that must be elected together that allow entities to not (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases that are in effect as of the date of adoption. Additionally, the guidance allows an entity to elect a practical expedient to not assess whether an existing or expired land easement that was not previously accounted for as a lease under ASC 840 is considered in a lease under ASC 842. For lessors, the guidance provides for a practical expedient, by class of underlying asset, to elect a combined single lease component presentation if (i) the timing and pattern of the transfer of the combined single lease component is the same, and (ii) the related lease component, if accounted for separately, would be classified as an operating lease.

The Company elected the practical expedients above. The lessor practical expedient to combine lease and non-lease components was elected only for the Company’s leases related to the office properties. For the Company’s studio properties, the timing and pattern of the transfer of the lease components and non-lease components for studio properties are not the same and therefore the Company could not elect this practical expedient for the Company’s studio properties. The standalone selling price related to the studio non-lease components is readily available and does not require estimates.

Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements relate to ground lease assets and are reflected in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.7%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which we do not include in its minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term, as of March 31, 2019, was 33 years.

Lessor Accounting

As a lessor, the Company’s recognition of revenue remained consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. With the election of the lessor practical expedient, the presentation of revenues on the Consolidated Statement of Operations has changed to reflect a single lease component which combines rental, tenant recoveries, and other tenant-related revenues for the office portfolio. For the Company’s rentals at the studio properties, total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components is governed by ASC 842, while revenue related to non-lease components is be subject to ASC 606.

The new standard defines initial direct costs as only the incremental costs of signing a lease. Internal direct compensation costs and external legal fees related to the execution of successful lease agreements that no longer meet the definition of initial direct costs under ASC 842 will be accounted for as office operating expense or studio operating expense in the Company’s Consolidated Statements of Operations. Additionally, the Company may elect the practical expedients only for leases that have commenced before the effective date of the adoption of ASC 842. As a result of the adoption, the Company recognized $1.8

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
million as a cumulative adjustment to accumulated deficit for costs associated with leases that have not commenced as of January 1, 2019, that were previously capitalized and no longer meet the definition of initial direct costs in accordance with ASC 842. The Company recognized $0.3 million as cumulative adjustments to accumulated deficit related to other transition adjustments.

Revenue Recognition

The Company has compiled an inventory of its sources of revenues and has identified the following material revenue streams: (i) rental revenues (ii) tenant recoveries and other tenant-related revenues (iii) ancillary revenues (iv) guest parking revenues and (v) sale of real estate.

Revenue Stream	Components	Financial Statement Location(1)
Rental revenues	Office rentals, stage rentals and storage rentals	Office and studio segments: rental
Tenant recoveries and other tenant-related revenues	Reimbursement of real estate taxes, insurance, repairs and maintenance, other operating expenses and must take parking revenues	Office segment: rental Studio segment: rental and service revenue and other
Ancillary revenues	Revenues derived from tenants’ use of lighting, equipment rental, power, HVAC and telecommunications (i.e., telephone and internet)	Studio segment: service revenue and other
Guest parking revenues	Parking revenue that is not associated with lease agreements	Office segment: service revenue Studio segment: service revenue and other
Sale of real estate	Gains on sales derived from cash consideration less cost basis	Gains on sale of real estate
_________________
1.The financial statement locations stated above are as of March 31, 2019 after the adoption of ASC 842 and do not reflect the locations as of December 31, 2018.

The Company’s 2018 rental revenues are accounted for under ASC 840. The Company continues to recognize rental revenue from tenants on a straight-line basis over the lease term when collectability is probable and the tenant has taken possession of or controls the physical use of the leased asset.

The Company recognizes tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

Other tenant-related revenues includes parking stipulated in lease agreements as must-take parking rentals. These revenues are recognized over the term of the lease.

Ancillary revenues and guest parking revenues have been accounted for under ASC 606 since the Company adopted this standard on January 1, 2018. These revenues have single performance obligations and are recognized at the point in time when services are rendered.

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606:

	March 31, 2019	March 31, 2018
Ancillary revenues	$8,086	$5,320
Guest parking revenues	$6,447	$5,413
Studio related tenant recoveries(1)	$275	N/A
_________________
1.Studio related tenant recoveries are accounted for under ASC 606 effective January 1, 2019.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s receivables that are accounted for under ASC 606:

	March 31, 2019	December 31, 2018
Ancillary revenues	$5,836	$3,752
Guest parking revenues	$1,393	$959
Studio related tenant recoveries	$—	N/A
_________________
1.Studio related tenant recoveries are accounted for under ASC 606 effective January 1, 2019.

Sale of real estate has been accounted for under ASC 610, Other Income, since the Company adopted this standard on January 1, 2018. As a result of the adoption, there was no change in respect to the timing and pattern of revenue recognition. This standard requires the Company to apply certain recognition and measurement principles in accordance with ASC 606 when it recognizes nonfinancial assets and in-substance nonfinancial assets, and the counterparty is not a customer. This is the case for the Company’s sales of real estate, and as a result the Company is required to evaluate the sales of real estate based on transfer of control. If a real estate sale contract includes ongoing involvement by the seller with the sold property, the seller must evaluate each promised good or service under the contract to determine whether it represents a performance obligation, constitutes a guarantee or prevents the transfer of control. The timing and pattern of revenue recognition might change as it relates to gains of sale of real estate if the sale includes continued involvement that represents a separate performance obligation.

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of Accounting Standards Update (“ASU”). The following ASUs were adopted by the Company in 2019:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842)

ASU 2019-01, Leases (Topic 842): Codification Improvements

ASU 2018-11, Leases (Topic 842): Targeted Improvements

ASU 2018-10, Codification Improvements to Topic 842, Leases

ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842

Issued on February 5, 2016, ASU 2016-02 amends the accounting guidance for leases and sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).
The Company adopted ASC 842 during the first quarter of 2019 using the modified retrospective transition method with a cumulative adjustment to accumulated deficit. Refer to Lease Accounting section above for details.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate.	The Company adopted this guidance during the first quarter of 2019 using the prospective approach. The adoption did not have an impact on the Consolidated Financial Statements since LIBOR is still in use, however, this is expected to have an impact in later periods once SOFR is adopted.
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects.	The Company adopted this guidance during the first quarter of 2019 on a prospective basis. The adoption did not have an impact on the Consolidated Financial Statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Other Recently Issued ASUs

The Company considers the applicability and impact of all ASUs. The following table lists the recently issued ASUs that have not been disclosed in the Company’s 2018 Annual Report on Form 10-K and have not been adopted by the Company. The list excludes those ASUs that are not expected to have a material impact on the Company’s consolidated financial statements.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	The FASB amended its standards on credit losses, hedging, and recognizing and measuring financial instruments to clarify them and address implementation issues.	Effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.	The Company is currently evaluating the impact of this update.

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	March 31, 2019	December 31, 2018
Land	$1,313,411	$1,372,872
Building and improvements	4,941,701	4,991,770
Tenant improvements	547,427	510,217
Furniture and fixtures	9,451	9,320
Property under development	178,430	175,358
INVESTMENT IN REAL ESTATE, AT COST(1)	$6,990,420	$7,059,537
_____________
1.Excludes balances related to properties that have been classified as held for sale.

Acquisitions

The Company had no acquisitions during the three months ended March 31, 2019. On March 26, 2019, the Company entered into an agreement to purchase, through a joint venture with Blackstone Property Partners (“Blackstone”), the 1.45 million-square-foot Bentall Centre property located in Vancouver, Canada. The acquisition is expected to close during the second quarter of 2019.

Dispositions

The Company had no dispositions during the three months ended March 31, 2019.

Held for Sale

The Company had one property, Campus Center, classified as held for sale as of March 31, 2019. The Campus Center property, which includes the office property and developable land, is being sold to two separate, unrelated buyers for a combined amount of approximately $150 million (before certain credits, prorations and closing costs). Both sales are expected to close during the second quarter of 2019. The Company did not have any properties classified as held for sale as of December 31, 2018.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

March 31, 2019
ASSETS
Investment in real estate, net	$99,703
Deferred leasing costs and lease intangible assets, net	14
Prepaid expenses and other assets, net	104
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$99,821

LIABILITIES
Accounts payable, accrued liabilities and other	$732
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$732

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value, based on Level 1 or Level 2 inputs, less estimated costs to sell. The Company recorded $52.2 million of impairment charges related to the Campus Center office property that was held for sale as March 31, 2019. The Company’s estimated fair value was based on the sale price. The Company did not recognize impairment losses during the three months ended March 31, 2018.

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	March 31, 2019	December 31, 2018
Deferred leasing costs and in-place lease intangibles	$340,634	$336,535
Accumulated amortization	(126,298)	(123,432)
Deferred leasing costs and in-place lease intangibles, net	214,336	213,103
Below-market ground leases	72,916	72,916
Accumulated amortization	(9,558)	(8,932)
Below-market ground leases, net	63,358	63,984
Above-market leases	8,370	8,425
Accumulated amortization	(5,871)	(5,616)
Above-market leases, net	2,499	2,809
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET(1)	$280,193	$279,896

Below-market leases	$92,623	$101,736
Accumulated amortization	(52,419)	(57,043)
Below-market leases, net	40,204	44,693
Above-market ground leases	1,095	1,095
Accumulated amortization	(187)	(176)
Above-market ground leases, net	908	919
LEASE INTANGIBLE LIABILITIES, NET(1)	$41,112	$45,612
_____________
1.Excludes balances related to properties that have been classified as held for sale.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended March 31,
	2019	2018
Deferred leasing costs and in-place lease intangibles(1)	$(11,882)	$(11,696)
Below-market ground leases(2)	$(626)	$(635)
Above-market leases(3)	$(310)	$(474)
Below-market leases(3)	$4,489	$4,285
Above-market ground leases(2)	$11	$11
__________________
1.Amortization is recorded in depreciation and amortization expenses and office rental revenues in the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.
3.Amortization is recorded in rental revenues in the Consolidated Statements of Operations.

5. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to service revenues are discussed in the Company’s 2018 Annual Report on Form 10-K.

The Company's accounting policy and methodology used to assess collectibility related to rental revenues changed on January 1, 2019 when the Company adopted ASC 842. The guidance requires the Company to assess, at lease commencement and subsequently, collectibility from its tenants of future lease payments. If the Company determines collectibility is not probable, it recognizes an adjustment to lower income from rentals, whereas previously the Company recognized bad debt expense.

Accounts Receivable

As of March 31, 2019, accounts receivable was $18.3 million and there was an allowance for doubtful accounts of $362 thousand. As of December 31, 2018, accounts receivable was $16.5 million and there was an allowance for doubtful accounts of $2.5 million.

Straight-Line Rent Receivable

As of March 31, 2019, straight-line rent receivable was $159.0 million and there was no allowance for doubtful accounts. As of December 31, 2018, straight-line rent receivables was $142.4 million and there was no allowance for doubtful accounts.

6. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	March 31, 2019	December 31, 2018
Derivative assets	$10,463	$16,687
Goodwill	8,754	8,754
Non-real estate investments	3,138	2,713
Investment in unconsolidated joint venture	86	86
Other(1)	60,000	27,393
PREPAID EXPENSES AND OTHER ASSETS, NET(2)	$82,441	$55,633
_____________
1.Includes deposits of $35.6 million for future acquisitions as of March 31, 2019 and no deposits for future acquisitions at December 31, 2018.
2.Excludes balances related to properties that have been classified as held for sale.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Goodwill

No goodwill impairment indicators have been identified during the three months ended March 31, 2019.

Non-Real Estate Investments

The Company holds investments in privately traded companies. The investments require accounting under the equity method unless the interest in the entity is deemed to be so insubstantial such that the Company has virtually no influence over the entity’s operating and financial policies.

The Company holds investments in entities that do not report NAV. The Company marks the these investments to fair value based on Level 2 inputs, whenever fair value is readily available or observable. Changes in fair value are included in the unrealized gain on non-real estate investment line item on the Consolidated Statements of Operations. In the first quarter of 2019 and 2018, there was no gain or loss recognized due to observable changes in fair value. For one of the investments, the Company is committed to funding up to $20.0 million in a real estate technology venture capital fund. During the first quarter of 2019, the Company has contributed $425 thousand to this fund with $19.6 million remaining to be contributed.

Investment in Unconsolidated Joint Venture

As of March 31, 2019, the Company has determined it is not the primary beneficiary of one joint venture. Due to its significant influence over the unconsolidated entity, the Company accounts for it using the equity method of accounting.

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The Company owns 21% of the unconsolidated entity. On July 10, 2018, the Company received a return of capital related to its share of the repayment of the notes receivable.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
7. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	March 31, 2019	December 31, 2018	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$220,000	$400,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term loan A(2)(5)	300,000	300,000	LIBOR + 1.20% to 1.70%	4/1/2020	(6)
Term loan B(2)(7)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term loan D(2)(8)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A notes	110,000	110,000	4.34%	1/2/2023
Series E notes	50,000	50,000	3.66%	9/15/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series D notes	150,000	150,000	3.98%	7/6/2026
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
Series C notes	56,000	56,000	4.79%	12/16/2027
4.65% Registered senior notes(9)	350,000	—	4.65%	4/1/2029
Term loan C	—	75,000	LIBOR + 1.30% to 2.20%	N/A
Total unsecured debt	2,370,000	2,275,000

Secured debt
Met Park North(10)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(11)	26,736	26,880	5.32%	3/11/2022
Sunset Bronson Studios/ICON/CUE(12)	5,001	—	LIBOR + 1.35%	3/1/2024
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Sunset Gower Studios/Sunset Bronson Studios	—	5,001	LIBOR + 2.25%	N/A
Total secured debt	365,237	365,381
Total unsecured and secured debt	2,735,237	2,640,381
Unamortized deferred financing costs and loan discounts(14)	(23,605)	(16,546)
TOTAL UNSECURED AND SECURED DEBT, NET	$2,711,632	$2,623,835

IN-SUBSTANCE DEFEASED DEBT(15)	$137,417	$138,223	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(16)	$66,136	$66,136	4.50%	10/9/2028

_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2019, which may be different than the interest rates as of December 31, 2018 for corresponding indebtedness.
2.The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of March 31, 2019, no such election had been made.
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
9.On February 27, 2019, the Company completed an underwritten public offering of $350.0 million of senior notes, which were issued at 98.663% of par.
10.Interest on the full loan amount has been effectively fixed at 3.71% per annum through the use of an interest rate swap. See Note 8 for details.
11.Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.
12.The Company has a total capacity of $235.0 million under the Sunset Bronson Studios/ICON/CUE revolving credit facility. This loan is secured by the Company’s Sunset Bronson Studios, ICON and CUE properties.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
13.The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
14.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility and Sunset Bronson Studios/ICON/CUE revolving credit facility, which are reflected in prepaid and other assets, net line item in the Consolidated Balance Sheets. See Note 6 for details.
15.The Company owns 75% of the ownership interest in the joint venture that owns the One Westside and 10850 Pico properties. The full amount of the loan is shown. Monthly debt service includes annual debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.
16.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property. The maturity date may be extended twice for an additional two-year term each.

Current Year Activity

During the three months ended March 31, 2019, the outstanding borrowings on the unsecured revolving credit facility decreased by $180.0 million, net of draws. The Company uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

On February 27, 2019, the operating partnership completed an underwritten public offering of $350.0 million in senior notes due April 1, 2029. The notes are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount, were approximately $343.0 million and were used to repay outstanding borrowings under its unsecured revolving credit facility and $75.0 million of its five-year term loan due November 17, 2020.

On March 1, 2019, the Company entered into a loan agreement to borrow up to $235.0 million on a revolving basis, maturing on March 1, 2024. The Company drew $5.0 million to pay down the Sunset Gower Studios/Sunset Bronson Studios construction loan that matured on March 4, 2019. The unused fee rate related to Sunset Bronson Studios/ICON/CUE is 0.20%.

Indebtedness

The Company presents its financial statements on a consolidated basis. Notwithstanding such presentation, except to the extent expressly indicated, the Company’s separate property-owning subsidiaries are not obligors of or under the debt of their respective affiliates and each property-owning subsidiary’s separate liabilities do not constitute obligations of its respective affiliates.

Loan agreements include events of default that the Company believes are usual for loans and transactions of this type. As of the date of this filing, there have been no events of default associated with the Company’s loans.

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of March 31, 2019:

Year	Unsecured and Secured Debt	In-substance Defeased Debt	Joint Venture Partner Debt
Remaining 2019	$424	$2,387	$—
2020	365,095	3,323	—
2021	632	3,494	—
2022	720,085	128,213	—
2023	160,000	—	—
Thereafter	1,489,001	—	66,136
TOTAL	$2,735,237	$137,417	$66,136

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Unsecured Debt

Registered Senior Notes

On February 27, 2019, the operating partnership completed an underwritten public offering of $350.0 million in senior notes due April 1, 2029. The notes were issued at 98.663% of par, with a coupon of 4.65% and an effective interest rate of 4.82%. The notes are fully and unconditionally guaranteed by the Company.

On October 2, 2017, the operating partnership completed an underwritten public offering of $400.0 million in senior notes due November 1, 2027. The notes were issued at 99.815% of par, with a coupon of 3.95% and an effective interest rate of 3.97%. The notes are fully and unconditionally guaranteed by the Company.

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

The Amended and Restated Credit Agreement provides for (i) the increase of the operating partnership’s unsecured revolving credit facility to $600.0 million and the extension of the term to March 13, 2022 and (ii) term loans in amount and tenor equal to the term loans outstanding under the previous agreements ($300.0 million term loan A maturing April 1, 2020, $350.0 million term loan B maturing April 1, 2022, $75.0 million term loan C maturing November 17, 2020 and $125.0 million term loan D maturing November 17, 2022). The $75.0 million term loan was repaid with proceeds from the Company’s 4.65% registered senior notes.

The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	March 31, 2019	December 31, 2018
Outstanding borrowings	$220,000	$400,000
Remaining borrowing capacity	380,000	200,000
TOTAL BORROWING CAPACITY	$600,000	$600,000
Interest rate(1)(2)	LIBOR + 1.05% to 1.50%
Annual facility fee rate(1)	0.15% or 0.30%
Contractual maturity date(3)	3/13/2022
_________________
1.The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of March 31, 2019, no such election had been made.
2.The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s specified base rate plus an applicable margin. As of March 31, 2019, no such election had been made.
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

The following table summarizes existing covenants and their covenant levels related to the unsecured revolving credit facility, term loans, and note purchase agreements, when considering the most restrictive terms:

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

The following table summarizes existing covenants and their covenant levels related to the registered senior notes:

Covenant Ratio	Covenant Level
Debt to total assets	≤ 60%
Total unencumbered assets to unsecured debt	≥ 150%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x
Secured debt to total assets	≤ 45%

The operating partnership was in compliance with its financial covenants as of March 31, 2019.

Repayment Guarantees

Registered Senior Notes

The Company has fully and unconditionally guaranteed the operating partnership’s 3.95% registered senior notes and 4.65% registered senior notes.

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

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018
Gross interest expense(1)	$27,465	$22,431
Capitalized interest	(4,706)	(3,586)
Amortization of deferred financing costs and loan discounts	1,591	1,658
INTEREST EXPENSE	$24,350	$20,503
_________________
1.Includes interest on the Company’s debt and hedging activities and extinguishment costs related to paydowns in the term loans.

8. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had six interest rate swaps with aggregate notional amounts of $839.5 million as of March 31, 2019 and December 31, 2018. These derivatives were designated as effective cash flow hedges for accounting purposes.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of March 31, 2019 and December 31, 2018:

					Interest Rate Range(1)		Fair Value Asset
Underlying Debt Instrument	Number of Hedges	Notional Amount	Effective Date	Maturity Date	Low	High	March 31, 2019	December 31, 2018
Met Park North	1	$64,500	August 2013	August 2020	3.71%	3.71%	$141	$350
Term loan A(2)	2	300,000	July 2016	April 2020	2.65%	3.06%	2,813	4,038
Term loan B(2)	2	350,000	April 2015	April 2022	2.96%	3.46%	4,264	7,543
Term loan D(2)	1	125,000	June 2016	November 2022	2.63%	3.13%	3,245	4,756
TOTAL	6	$839,500					$10,463	$16,687

_____________
1.The rate is based on the fixed rate from the swap and the spread based on the operating partnership’s leverage ratio.
2.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2019, which may be different than the interest rates in prior periods for corresponding indebtedness.

In January 2019, the Company entered into a forward interest rate swap designated hedge. In February 2019, it was terminated, which resulted in a cash payment of approximately $1.6 million that was recorded in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets and will be recognized over the life of the 4.65% registered senior notes entered into in February 2019 as an adjustment to interest expense. The cash payment is included in the payment of loan costs paid line item of the Consolidated Statements of Cash Flows.

On January 1, 2018, the Company early adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). As a result of the adoption, the Company is no longer recognizing unrealized gains or losses related to ineffective portions of its derivatives. In 2018, the Company recognized a $231 thousand cumulative-effect adjustment to other comprehensive income, with a corresponding adjustment to the opening balance of retained earnings (accumulated deficit).

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of March 31, 2019, the Company expects $6.5 million of unrealized gain included in accumulated other comprehensive income will be reclassified as a reduction to interest expense in the next 12 months.

9. U.S. Government Securities

The Company has U.S. Government securities of $145.0 million and $146.9 million as of March 31, 2019 and December 31, 2018. The One Westside and 10850 Pico properties acquisition in 2018 included the assumption of debt which was, in-substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. As of March 31, 2019, the Company had $2.9 million of gross unrealized gains and no gross unrealized losses.

The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date March 31, 2019:

	Carrying Value	Fair Value
Due in 1 year	$4,274	$4,281
Due in 1 year through 5 years	140,718	143,632
TOTAL	$144,992	$147,913

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2019, the Company has not established a liability for uncertain tax positions.

The Company and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRS are no longer subject to tax examinations by tax authorities for years prior to 2014. The Company has assessed its tax positions for all open years, which include 2014 to 2017, and concluded that there are no material uncertainties to be recognized.

11. Future Minimum Rents and Lease Payments

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of March 31, 2019:

Year Ended	Non-Cancellable	Subject to Early Termination Options	Total (1)
Remaining 2019	$410,310	$2,728	$413,038
2020	530,493	14,245	544,738
2021	496,431	34,147	530,578
2022	453,315	39,098	492,413
2023	421,940	37,598	459,538
Thereafter	2,052,986	86,069	2,139,055
TOTAL	$4,365,475	$213,885	$4,579,360
_____________
3.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of March 31, 2019:

Property	Expiration Date	Notes
3400 Hillview	10/31/2040	The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent until October 31, 2017 is the lesser of 10% of Fair Market Value (“FMV”) of the land or $1.0 million grown at 75% of the cumulative increases in consumer price index (“CPI”) from October 1989. Thereafter, minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the minimum annual rent as calculated as of November 1, 2017 plus 75% of subsequent cumulative CPI changes. The minimum annual rent cannot be less than a set amount. Percentage annual rent is gross income multiplied by 24.125%.
Clocktower Square	9/26/2056	The ground rent is minimum annual rent (adjusted every 10 years) plus 25% of adjusted gross income (“AGI”). Minimum rent adjustments adds 60% of the average annual participation rent payable over five years. Annual participation is the excess of 25% of AGI over the minimum annual rent for a given lease year.
Del Amo	6/30/2049	Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease.
Ferry Building	Various	The land on which the building is situated is subject to a ground lease agreement that expires on April 1, 2067. The minimum annual rent (adjusted every 5 years) is the prior year’s minimum annual rent plus cumulative increase in CPI with a floor of 10% and a cap of 20%.

Additionally, the parking lot is subject to a separate ground lease agreement that expires on April 1, 2023. The minimum annual rent adjusts each year for changes in CPI with a floor of 2% and a cap of 4%. The parking lot is subject to automatic renewals for 10-year periods at market.
Foothill Research Center	6/30/2039	The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of CPI increase. The minimum annual rent cannot be less than a set amount. Percentage annual rent is gross income multiplied by 24.125%.
3176 Porter	7/31/2040	The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of CPI increase. Percentage annual rent is Lockheed’s base rent multiplied by 24.125%. The minimum annual rent cannot be less than a set amount.
Metro Center	4/29/2054	Every 10 years rent adjusts to 7.233% of FMV of the land (since 2008) and adjusts to reflect the change in CPI from the preceding FMV adjustment date (since 2013). The CPI adjustment has a floor of the previous minimum rent. The Company has an option to extend the ground lease for four additional periods of 11 years each.
Page Mill Center	11/30/2041	The ground rent is minimum annual rent (adjusted on January 1, 2019 and January 1, 2029) plus 25% of AGI, less minimum annual rent. Minimum rent adjustments adds 60% of the average annual participation rent payable over five years. Annual participation is the excess of 25% of AGI over the minimum annual rent for a given lease year.
Page Mill Hill	11/17/2049	The ground rent is minimum annual rent (adjusted every 10 years) plus 60% of the average of the percentage annual rent for the previous 7 lease years. Minimum rent adjustments add 60% of the average annual percentage rent for the previous 7 years.
Palo Alto Square	11/30/2045	The ground rent is minimum annual rent (adjusted every 10 years starting January 1, 2022) plus 25% of AGI less minimum annual rent. The minimum annual rent adjustments add 50% of the average annual percentage rent from the previous 5 years.
Sunset Gower Studios	3/31/2060	Every 7 years rent adjusts to 7.5% of FMV of the land.
Techmart	5/31/2053	Rent subject to a 10% increase every 5 years. The Company has an option to extend the ground lease for two additional periods of 10 years each. This extension option was not included in the calculation of the right of use asset and lease liability.

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rental expense for ground leases as follows:

	Three Months Ended March 31,
	2019	2018
Contingent rental expense	$2,514	$3,095
Minimum rental expense	$4,603	$3,337

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of March 31, 2019:

Year	Lease Payments(1)
Remaining 2019	$13,808
2020	18,411
2021	18,411
2022	18,411
2023	18,489
Thereafter	501,924
TOTAL	$589,454
_________________
1.In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of March 31, 2019.

On March 26, 2019, the Company entered into a joint venture with Blackstone to purchase the Bentall Centre property located in Vancouver, Canada. The land on which the Bentall Centre is located is subject to long-term non-cancellable ground lease agreements. The future minimum lease payments are excluded from the table above. See Note 3 for details.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets(1)	$—	$10,463	$—	$10,463	$—	$16,687	$—	$16,687
Non-real estate investments(1)	$—	$3,138	$—	$3,138	$—	$2,713	$—	$2,713
___________
1.Included in the prepaid expenses and other assets, net line item on the Consolidated Balance Sheets.

Other Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value, using Level 1 inputs, because of the short-term nature of these instruments. Fair value for investment in U.S. Government securities are estimates based on Level 1 inputs. Fair values for debt are estimated based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs.

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
U.S. Government securities	$144,992	$147,913	$146,880	$147,686
Liabilities
Unsecured debt(1)(2)	$2,364,728	$2,354,445	$2,274,352	$2,227,265
Secured debt(1)	$365,237	$357,572	$365,381	$354,109
In-substance defeased debt	$137,417	$136,287	$138,223	$135,894
Joint venture partner debt	$66,136	$68,259	$66,136	$66,136
_________________
1.Amounts represent debt excluding net deferred financing costs.
2.The 3.95% registered senior notes and the 4.65% registered senior notes were issued at a discount. The discount, net of amortization, was $5.3 million and $0.6 million at March 31, 2019 and December 31, 2018, respectively, and is included within unsecured debt.

13. Stock-Based Compensation

The Company has various stock compensation arrangements, which are more fully described in the 2018 Annual Report on Form 10-K. Under the 2010 Incentive Plan, as amended (the “2010 Plan”), the Company’s board of directors (the “Board”) has the ability to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards.

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

The Board awards time-based restricted shares or time-based operating partnership performance units to certain employees on an annual basis as part of the employees’ annual compensation. These time-based awards are generally issued in the fourth quarter and vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain awards are subject to a mandatory holding period upon vesting if the grantee is a named executive officer.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Compensation Committee annually adopts a Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under the 2010 Plan. With respect to OPP Plan awards granted through 2016, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 50% of the earned award will vest in equal annual installments over the two years thereafter, subject to the participant’s continued employment. OPP Plan awards are settled in common stock and, in the case of certain executives, in operating partnership performance units. Commencing with the 2017 OPP Plan, the two-year post-performance vesting period was replaced with a two-year mandatory holding period upon vesting. In February 2019, the Compensation Committee adopted the 2019 OPP Plan. The 2019 OPP Plan is substantially similar to the 2018 OPP Plan except for (i) the performance period beginning on January 1, 2019 and ending on December 31, 2021 and (ii) the maximum bonus pool is $28.0 million.

The per unit fair value of the grants from the 2019 OPP Plan was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumption
Expected price volatility for the Company	22.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	2.57%
Dividend yield	3.00%

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended March 31,
	2019	2018
Expensed stock compensation(1)	$5,150	$4,338
Capitalized stock compensation(2)	29	232
TOTAL STOCK COMPENSATION(3)	$5,179	$4,570
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

14. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The Company calculates diluted earnings per share by dividing the diluted net income (loss) available to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net (loss) income available to common stockholders:

	Three Months Ended March 31,
	2019	2018
Numerator:
Basic and diluted net (loss) income available to common stockholders	$(39,392)	$48,577
Denominator:
Basic weighted average common shares outstanding	154,396,159	155,626,055
Effect of dilutive instruments(1)	—	1,088,767
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	154,396,159	156,714,822
Basic (loss) earnings per common share	$(0.26)	$0.31
Diluted (loss) earnings per common share	$(0.26)	$0.31
________________
1.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

Hudson Pacific Properties, L.P.

The Company calculates basic earnings per share by dividing the net income (loss) available to common unitholders for the period by the weighted average number of common units outstanding during the period. The Company calculates diluted earnings per share by dividing the diluted net income (loss) available to common unitholders for the period by the weighted average number of common units and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per unit for net (loss) income available to common unitholders:

	Three Months Ended March 31,
	2019	2018
Numerator:
Basic and diluted net (loss) income available to common unitholders	$(39,577)	$48,754
Denominator:
Basic weighted average common units outstanding	155,120,144	156,195,100
Effect of dilutive instruments(1)	—	1,088,767
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	155,120,144	157,283,867
Basic (loss) earnings per common unit	$(0.26)	$0.31
Diluted (loss) earnings per common unit	$(0.26)	$0.31
________________
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
15. Redeemable Non-Controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of March 31, 2019 and December 31, 2018, there were 392,598 series A preferred units of partnership interest in the operating partnership, or series A preferred units, issued and outstanding, which are not owned by the Company. On April 16, 2018, 14,468 series A preferred units of partnership interest were redeemed for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the date of redemption.

These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at the Company’s election, exchangeable for registered shares of common stock.

Redeemable Non-Controlling Interest in Consolidated Real Estate Entities

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

On October 9, 2018, the Company entered into a joint venture with Allianz to purchase the Ferry Building property. The Company has a 55% interest in the joint venture that owns the Ferry Building property. The Company has a put right, if certain events occur, to sell its interest at fair market value. Allianz has a put right, if certain events occur, to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. The put right is not currently redeemable. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. Once the redemption is probable, the carrying amount will be marked to market with the change in value reflected in additional paid-in capital.

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Series A Redeemable Preferred Units	Consolidated Entities
Balance at December 31, 2018	$9,815	$113,141
Contributions	—	2,075
Declared dividend	(153)	—
Net income (loss)	153	(600)
BALANCE AT MARCH 31, 2019	$9,815	$114,616

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
16. Equity

The table below presents the effect of the Company’s derivatives on accumulated other comprehensive income (“OCI”):

	Hudson Pacific Properties, Inc. Stockholders’ Equity	Non-controlling interests	Total Equity
Balance at December 31, 2018	$17,501	$64	$17,565
Unrealized loss recognized in OCI due to change in fair value	(5,926)	(28)	(5,954)
Gain reclassified from OCI into income (as interest expense)(1)	(1,901)	(9)	(1,910)
Net change in OCI	(7,827)	(37)	(7,864)
BALANCE AT MARCH 31, 2019	$9,674	$27	$9,701
_____________
1.The gains and losses on the Company’s derivatives are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $24.4 million for the three months ended March 31, 2019.

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

Current Year Activity

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units as of:

	March 31, 2019	December 31, 2018
Company-owned common units in the operating partnership	154,373,581	154,371,538
Company’s ownership interest percentage	99.5%	99.6%
Non-controlling units in the operating partnership(1)	720,773	569,045
Non-controlling ownership interest percentage(1)	0.5%	0.4%
_________________
1.Represents units held by certain of the Company’s executive officers, directors and outside investors. As of March 31, 2019, this amount represents both common units and performance units of 550,969 and 169,804, respectively.

On January 17, 2019, a common unitholder requested the operating partnership repurchase 18,076 common units and the Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the redemption. On March 11, 2019, 169,804 performance units were granted and vested related to the completion of the 2016 OPP performance period.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Common Stock Activity

The Company has not completed any common stock offerings in 2019.

The Company’s at-the-market, or ATM, program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three months ended March 31, 2019. A cumulative total of $20.1 million has been sold as of March 31, 2019.

Share Repurchase Program

There have been no repurchases in 2019. On March 8, 2018, the Board increased the amount authorized under its share repurchase program to a total of $250.0 million. A cumulative total of $50.0 million has been repurchased as of March 31, 2019. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Dividends

The Board declared dividends on a quarterly basis and the Company paid the dividends during the quarters in which the dividends were declared. The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended March 31,
	2019	2018
Common stock(1)	$0.25	$0.25
Common units(1)	$0.25	$0.25
Series A preferred units(1)	$0.3906	$0.3906
Performance units	$0.25	$0.25
_________________
1.The first quarter of 2019 dividends were paid on March 28, 2019 to shareholders and unitholders of record on March 18, 2019.

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

17. Segment Reporting

The Company’s reporting segments are based on the Company’s method of internal reporting, which classifies its operations into two reporting segments: (i) office properties and (ii) studio properties. The Company evaluates performance based upon net operating income of the combined properties in each segment. General and administrative expenses and interest expense are not included in segment profit as its internal reporting addresses these items on a corporate level. Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources, therefore, depreciation and amortization expense is not allocated among segments.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended March 31,
	2019	2018
Office segment
Office revenues	$175,858	$156,532
Office expenses	(60,815)	(53,240)
Office segment profit	115,043	103,292
Studio segment
Studio revenues	21,531	17,586
Studio expenses	(11,109)	(9,664)
Studio segment profit	10,422	7,922
TOTAL SEGMENT PROFIT	$125,465	$111,214

Segment revenues	$197,389	$174,118
Segment expenses	(71,924)	(62,904)
TOTAL SEGMENT PROFIT	$125,465	$111,214

The table below is a reconciliation of the total profit from all segments to net (loss) income:

	Three Months Ended March 31,
	2019	2018
Total profit from all segments	$125,465	$111,214
General and administrative	(18,094)	(15,564)
Depreciation and amortization	(68,505)	(60,553)
Interest expense	(24,350)	(20,503)
Interest income	1,024	9
Transaction-related expenses	(128)	(118)
Other (loss) income	(106)	404
Gains on sale of real estate	—	37,674
Impairment loss	(52,201)	—
NET (LOSS) INCOME	$(36,895)	$52,563

18. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2016, that provide for various severance and change in control benefits and other terms and conditions of employment.

Ferry Building Acquisition from an Affiliate of Blackstone

On October 9, 2018, the Company entered into a joint venture with Allianz to purchase the Ferry Building from certain affiliates of Blackstone for $291.0 million before prorations, credits and closing costs. At the time of the transaction, Michael Nash, a senior managing director of an affiliate of Blackstone, was a director of the Board. Mr. Nash resigned from the Board on March 14, 2019.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
19. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2019, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of March 31, 2019, the Company has outstanding letters of credit totaling approximately $2.6 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

20. Supplemental Cash Flow Information

Supplemental cash flow information is included as follows:

	Three Months Ended March 31,
	2019	2018
Cash paid for interest, net of capitalized interest	$13,543	$12,915
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	(813)	20,462

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	Three Months Ended March 31,
	2019	2018
Beginning of period:
Cash and cash equivalents	$53,740	$78,922
Restricted cash	14,451	22,358
TOTAL	$68,191	$101,280

End of period:
Cash and cash equivalents	$52,445	$64,080
Restricted cash	13,626	10,900
TOTAL	$66,071	$74,980

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, see Part I, Item 1 “Financial Statements of Hudson Pacific Properties, Inc.”, “Financial Statements of Hudson Pacific Properties, L.P.” and “Notes to Unaudited Consolidated Financial Statements.” Statements in this Item 2 contain forward-looking statements. For a discussion of forward-looking statements, important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events refer to the forward-looking statements section in this Item 2.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at March 31, 2019, our consolidated office portfolio consisted of approximately 13.9 million square feet of in-service, redevelopment, development and held for sale properties. Additionally, as of March 31, 2019, our studio and land portfolio consisted of 1.2 million and 2.6 million, respectively, square feet of in-service. Our portfolio consists of 55 properties located in Northern and Southern California and the Pacific Northwest.

As of March 31, 2019, our consolidated in-service office portfolio was 92.9% leased (including leases not yet commenced). Our same-store studio properties were 92.4% leased for the average percent leased for the 12 months ended March 31, 2019.

The following table summarizes our portfolio as of March 31, 2019:

In-Service Portfolio	Number of Buildings	Rentable Square Feet(1)		Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent per Square Foot(4)
Office
Same-store(5)	31	7,842,466		94.1%	94.9%	$48.61
Stabilized non-same store(6)	9	2,590,210		95.4%	96.2%	$51.94
Total stabilized	40	10,432,676		94.4%	95.2%	$49.45
Lease-up(6)(7)	7	1,871,220		69.9%	80.4%	$49.78
Total in-service	47	12,303,896		90.7%	92.9%	$49.49
Redevelopment(6)	2	683,090
Development(6)	2	408,227
Held for sale(6)	1	471,580
Total office	52	13,866,793
Studio
Same-store(8)	3	1,171,707			92.4%	$38.89
Non-same-store(6)	—	52,696	(9)		100.0%	$40.70
Total studio	3	1,224,403
Land	—	2,639,562	(10)
TOTAL	55	17,730,758
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of March 31, 2019, divided by (ii) total square feet, expressed as a percentage.
3.Calculated as (i) square footage under commenced and uncommenced leases as of March 31, 2019, divided by (ii) total square feet, expressed as a percentage.
4.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of March 31, 2019. Annualized base rent does not reflect tenant reimbursements.
5.Includes office properties owned and included in our stabilized portfolio as of January 1, 2018 and still owned and included in the stabilized portfolio as of March 31, 2019.
6.Included in our non-same-store property group.
7.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of March 31, 2019.
8.Includes studio properties owned and included in our portfolio as of January 1, 2018 and still owned and included in our portfolio as of March 31, 2019.
9.This includes 41,496 square feet located at our 6605 Eleanor Avenue and 1034 Seward Street properties and 11,200 square feet located at our 6660 Santa Monica Boulevard property, included as part of Sunset Las Palmas Studios, that have not met the same-store studio threshold.
10.This includes 946,350 square feet of developable land adjacent to our Campus Center office property that was classified as held for sale as of March 31, 2019. The sale is expected to close during the second quarter of 2019.

Current Quarter Highlights

Acquisitions

We had no acquisitions during the three months ended March 31, 2019. On March 26, 2019, we entered into an agreement to purchase, through a joint venture with Blackstone Property Partners, the 1.45 million-square-foot Bentall Centre property located in Vancouver, Canada. The acquisition is expected to close during the second quarter of 2019.

Dispositions

We had no dispositions during the three months ended March 31, 2019.

Redevelopment/Development

The following table summarizes the properties currently under redevelopment and development as well as future developments as of March 31, 2019:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Redevelopment:
Maxwell	Downtown Los Angeles	99,090	Q1-2019	Q4-2019
One Westside	West Los Angeles	584,000	TBD	TBD
Total redevelopment		683,090

Development:
EPIC	Hollywood	302,102	Q4-2019	Q3-2021
Harlow	Hollywood	106,125	Q1-2020	Q3-2021
Total development		408,227
TOTAL REDEVELOPMENT AND DEVELOPMENT		1,091,317

Future Development:
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Bronson Studios Lot D—Development	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development	Hollywood	423,396	TBD	TBD
Sunset Las Palmas Studios—Development	Hollywood	400,000	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
TOTAL FUTURE DEVELOPMENT		1,693,212
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.

Held for Sale

As of March 31, 2019, we had one property that met the criteria to be classified as held for sale. The property was identified as a non-strategic asset to our portfolio. We entered into an agreement on March 28, 2019 to sell our Campus Center property, which includes the office property and developable land, to two separate, unrelated buyers for a combined amount of approximately $150 million (before certain credits, prorations and closing costs). We recorded $52.2 million of impairment charges related to the Campus Center office property that was held for sale as of March 31, 2019. Both sales are expected to close during the second quarter of 2019.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of March 31, 2019 plus available space, for each of the nine full calendar years beginning January 1, 2019 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Expiring Leases	Square Footage of Expiring Leases	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)
Vacant	N/A	1,446,701	10.5%	N/A	N/A	N/A
2019(3)	128	894,971	6.5	$43,808,363	7.1%	$48.95
2020	145	938,298	6.8	47,353,172	7.6	50.47
2021	130	1,244,058	9.0	56,442,039	9.0	45.37
2022	117	1,183,158	8.6	55,768,863	8.9	47.14
2023	82	1,526,551	11.0	67,981,672	10.9	44.53
2024	88	1,455,604	10.5	72,366,297	11.6	49.72
2025	30	1,081,971	7.8	56,296,162	9.0	52.03
2026	17	326,691	2.4	17,688,631	2.8	54.14
2027	15	405,078	2.9	21,596,067	3.5	53.31
2028	17	555,792	4.0	34,527,781	5.5	62.12
Thereafter	26	1,408,629	10.2	78,675,514	12.6	55.85
Building management use	21	146,361	1.1	—	—	—
Signed leases not commenced(4)	23	1,205,757	8.7	71,611,797	11.5	59.39
TOTAL/WEIGHTED AVERAGE(5)	839	13,819,620	100.0%	$624,116,358	100.0%	$50.44
_____________
1.Rent data for our office properties is presented on an annualized basis without regard to cancellation options. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) as of March 31, 2019, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
2.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases, divided by (ii) square footage under commenced leases as of March 31, 2019.
3.Excludes 22,553-square-foot management office occupied by Hudson Pacific Properties, Inc. The management office is being reflected under building management use in the table above.
4.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for space not occupied as of March 31, 2019 and is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under uncommenced leases for vacant space as of March 31, 2019, divided by (ii) square footage under uncommenced leases as of March 31, 2019.
5.Total expiring square footage does not include 47,173 square feet of month-to-month leases.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended March 31,
	2019	2018
Renewals(1)
Number of leases	16	19
Square feet	97,123	302,401
Tenant improvement costs per square foot(2)(3)	$8.26	$44.31
Leasing commission costs per square foot(2)	7.92	14.12
Total tenant improvement and leasing commission costs(2)	$16.18	$58.43

New leases(4)
Number of leases	29	36
Square feet	947,013	253,855
Tenant improvement costs per square foot(2)(3)	$92.57	$46.95
Leasing commission costs per square foot(2)	33.58	14.53
Total tenant improvement and leasing commission costs(2)	$126.15	$61.48

TOTAL
Number of leases	45	55
Square feet	1,044,136	556,256
Tenant improvement costs per square foot(2)(3)	$84.73	$45.52
Leasing commission costs per square foot(2)	31.19	14.30
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$115.92	$59.82
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

Financings

During the three months ended March 31, 2019, the outstanding borrowings on the unsecured revolving credit facility decreased by $180.0 million, net of draws. We use the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

On February 27, 2019, our operating partnership completed an underwritten public offering of $350.0 million in senior notes due April 1, 2029 that are fully and unconditionally guaranteed by Hudson Pacific Properties, Inc. The net proceeds from the offering, after deducting the underwriting discount, were approximately $343.0 million and were used to repay outstanding borrowings under our unsecured revolving credit facility and $75.0 million of its five-year term loan due November 17, 2020.

On March 1, 2019, we entered into a loan agreement to borrow up to $235.0 million on a revolving basis, maturing on March 1, 2024. We drew $5.0 million to pay down the Sunset Gower Studios/Sunset Bronson Studios construction loan that matured on March 4, 2019. The unused fee rate related to Sunset Bronson Studios/ICON/CUE is 0.20%.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. represents an update to the more detailed and comprehensive disclosures included in the 2018 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. Accordingly, you should read the following discussion in conjunction with the information included in our 2018 Annual Report on Form 10-K, as well as the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2018 and still owned and included in the stabilized portfolio as of March 31, 2019; and

•Non-same-store properties include:
•Stabilized non-same-store properties
•Lease-up properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net (loss) income to NOI:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
Net (loss) income	$(36,895)	$52,563	$(89,458)	(170.2)%
Adjustments:
Interest expense	24,350	20,503	3,847	18.8
Interest income	(1,024)	(9)	(1,015)	11,277.8
Transaction-related expenses	128	118	10	8.5
Other expense (income)	106	(404)	510	(126.2)
Gains on sale of real estate	—	(37,674)	37,674	(100.0)
Impairment loss	52,201	—	52,201	100.0
General and administrative	18,094	15,564	2,530	16.3
Depreciation and amortization	68,505	60,553	7,952	13.1
NOI	$125,465	$111,214	$14,251	12.8%

Same-store NOI	$89,061	$81,707	$7,354	9.0%
Non-same-store NOI	36,404	29,507	6,897	23.4
NOI	$125,465	$111,214	$14,251	12.8%

Rental Components

We adopted ASC 842 using the modified retrospective approach as of January 1, 2019 and elected to apply the transition method of the standard at the beginning of the period of adoption. As such, the prior period amounts presented under ASC 840 were not restated to conform with the 2019 presentation. As we elected the practical expedient in ASC 842, which allows us to avoid separating lease and non-lease rental income, all office rental income earned pursuant to tenant leases in 2019 is reflected as one line, “Rental,” in the 2019 Consolidated Statement of Operations and as a result we do not disclose tenant recoveries as a separate GAAP revenue measure. However, we believe that tenant recoveries are useful to investors as a supplemental measure of our ability to recover operating expenses, property taxes, insurance and other expenses. For our studio leases, we did not elect the lessor practical expedient to combine lease and non-lease components. Therefore, studio rentals includes property tax and insurance recoveries and all other recoveries are included in service revenues and other. The following table presents our revenues in accordance with GAAP:

	Three Months Ended March 31,
	2019	2018
Revenues
Office
Rental	$170,197	$130,082
Tenant recoveries	—	20,904
Service revenues	5,661	5,546
Total office revenues	175,858	156,532
Studio
Rental	12,394	10,383
Tenant recoveries	—	354
Service revenues and other	9,137	6,849
Total studio revenues	21,531	17,586
TOTAL REVENUES	$197,389	$174,118

We evaluate rental and tenant recoveries separately. Tenant recoveries are not a measure of revenues as allowed by GAAP and should not be considered an alternative to our GAAP measures included in our Consolidated Statement of Operations. The following table reports the breakdown of the 2019 rental income based on the 2018 presentation:

	Three Months Ended March 31,
	2019	2018
Revenues
Office
Rental	$145,460	$130,082
Tenant recoveries	24,737	20,904
Service revenues	5,661	5,546
Total office revenues	175,858	156,532

Studio
Rental	11,930	10,383
Tenant recoveries	464	354
Service revenues and other	9,137	6,849
Total studio revenues	21,531	17,586

TOTAL REVENUES	$197,389	$174,118

The following table summarizes certain statistics of our same-store office and studio properties:

	Three Months Ended March 31,
	2019	2018
Same-store office
Number of properties	31	31
Rentable square feet	7,842,466	7,842,466
Ending % leased	94.9%	94.3%
Ending % occupied	94.1%	93.2%
Average % occupied for the period	93.0%	92.8%
Average annual rental rate per square foot	$48.61	$45.77

Same-store studio
Number of properties	3	3
Rentable square feet	1,171,707	1,171,707
Average % occupied for the period(1)	92.4%	N/A
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12-months ended March 31, 2019. Trailing 12-month occupancy for March 31, 2018 is not applicable as the Sunset Las Palmas Studio property was acquired in May 2017.

The following table gives further detail on our NOI:

	Three Months Ended March 31,
	2019			2018
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$93,020	$52,440	$145,460	$86,675	$43,407	$130,082
Tenant recoveries	17,344	7,393	24,737	16,445	4,459	20,904
Service revenues	4,166	1,495	5,661	4,104	1,442	5,546
Total office revenues	114,530	61,328	175,858	107,224	49,308	156,532

Studio
Rental	11,417	513	11,930	10,383	—	10,383
Tenant recoveries	146	318	464	354	—	354
Service revenues and other	9,348	(211)	9,137	6,849	—	6,849
Total studio revenues	20,911	620	21,531	17,586	—	17,586

Total revenues	135,441	61,948	197,389	124,810	49,308	174,118

Operating expenses
Office operating expenses	35,397	25,418	60,815	33,439	19,801	53,240
Studio operating expenses	10,983	126	11,109	9,664	—	9,664
Total operating expenses	46,380	25,544	71,924	43,103	19,801	62,904

Office NOI	79,133	35,910	115,043	73,785	29,507	103,292
Studio NOI	9,928	494	10,422	7,922	—	7,922
NOI	$89,061	$36,404	$125,465	$81,707	$29,507	$111,214

The following table gives further detail on our change in NOI:

	Three Months Ended March 31, 2019 as compared to Three Months Ended March 31, 2018
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$6,345	7.3%	$9,033	20.8%	$15,378	11.8%
Tenant recoveries	899	5.5	2,934	65.8	3,833	18.3
Service revenues	62	1.5	53	3.7	115	2.1
Total office revenues	7,306	6.8	12,020	24.4	19,326	12.3

Studio
Rental	1,034	10.0	513	100.0	1,547	14.9
Tenant recoveries	(208)	(58.8)	318	100.0	110	31.1
Service revenues and other	2,499	36.5	(211)	(100.0)	2,288	33.4
Total studio revenues	3,325	18.9	620	100.0	3,945	22.4

Total revenues	10,631	8.5	12,640	25.6	23,271	13.4

Operating expenses
Office operating expenses	1,958	5.9	5,617	28.4	7,575	14.2
Studio operating expenses	1,319	13.6	126	100.0	1,445	15.0
Total operating expenses	3,277	7.6	5,743	29.0	9,020	14.3

Office NOI	5,348	7.2	6,403	21.7	11,751	11.4
Studio NOI	2,006	25.3	494	100.0	2,500	31.6
NOI	$7,354	9.0%	$6,897	23.4%	$14,251	12.8%

NOI increased $14.3 million, or 12.8%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily resulting from:

•$7.4 million increase in NOI from our same-store properties driven by:
•An increase in office NOI of $5.3 million primarily due to:
•$6.3 million increase in rental revenues primarily relating to Salesforce.com subleasing to Twilio Inc. at our Rincon Center property and leases signed at our 1455 Market (Square, Inc. and WeWork Companies Inc.), Clocktower (Baker McKenzie) and Concourse (Nutanix, Inc. and Vital Connect, Inc.) properties at a higher rate than expiring leases;
•$0.9 million increase in tenant recoveries primarily relating to the commercial rents tax in San Francisco effective in 2019;
•$0.1 million increase in service revenues primarily relating to parking at our ICON property; partially offset by
•$2.0 million increase in operating expenses primarily relating to the commercial rents tax in San Francisco effective in 2019 and overall increased occupancy.
•An increase in studio NOI of $2.0 million primarily due to:
•$2.5 million increase in service revenues and other primarily relating to lighting and grip revenues; partially offset by
•$1.3 million increase in operating expenses relating to increase in production activity at our Studios.
•Rental revenues and tenant recoveries of $11.4 million and $0.1 million, respectively, for the three months ended March 31, 2019 remained relatively flat as compared to $10.4 million and $0.4 million, respectively, for the three months ended March 31, 2018.
•$6.9 million increase in NOI from our non-same-store properties driven by:
•Overall increase in office NOI of $6.4 million primarily due to:

•Our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties; in addition to
•$9.0 million increase in rental revenues primarily relating to our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, leases signed at our Gateway (Lumenis, Inc. and Santa Clara Valley Transportation Authority), Palo Alto Square (Orbital Insight, Inc) and Metro Plaza (Nutanix, Inc.) properties at a higher rate than expiring leases, higher occupancy due to lease-up of our 450 Alaskan (Nestle USA, Inc. and Regus) property and CUE (Netflix, Inc.);
•$2.9 million increase in tenant recoveries primarily relating to our acquisition of Ferry Building (October 2018); and
•Service revenues of $1.5 million for the three months ended March 31, 2019 remained relatively flat as compared to $1.4 million for the three months ended March 31, 2018; partially offset by
•$5.6 million increase in operating expenses primarily relating to our acquisition of Ferry Building (October 2018); and
•the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties.
•An increase in studio NOI of $0.5 million resulting from our acquisition of 6605 Eleanor Avenue (June 2018), 1034 Seward Street (June 2018) and 6660 Santa Monica (October 2018) properties.

Other Expenses (Income)

Interest Expense

The following table represents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018	Dollar Change	Percent Change
Gross interest expense	$27,465	$22,431	$5,034	22.4%
Capitalized interest	(4,706)	(3,586)	(1,120)	31.2
Amortization of deferred financing costs/loan discounts	1,591	1,658	(67)	(4.0)
TOTAL	$24,350	$20,503	$3,847	18.8%

Gross interest expense increased by $5.0 million, or 22.4%, to $27.5 million for the quarter ended March 31, 2019 compared to $22.4 million for the quarter ended March 31, 2018. The increase is primarily driven by assumed debt associated with One Westside and 10850 Pico (August 2018) properties and joint venture partner debt related to our Ferry Building (October 2018) property and our 4.65% registered senior notes (February 2019) at higher interest rate than debt repaid with the proceeds.

Capitalized interest increased $1.1 million, or 31.2%, to $4.7 million for the quarter ended March 31, 2019 compared to $3.6 million for the quarter ended March 31, 2018. The increase was primarily driven by our One Westside redevelopment property and our EPIC and Harlow development properties, partially offset by recently completed redevelopment and development properties.

Gains on Sale of Real Estate

We generated no gains on sale of real estate for three months ended March 31, 2019 compared to $37.7 million during the three months ended March 31, 2018, which resulted from the sale of our Embarcadero Place (January 2018), 2600 Campus Drive (January 2018) and 2180 Sand Hill (March 2018) properties.

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $2.5 million, or 16.3%, to $18.1 million for the three months ended March 31, 2019 compared to $15.6 million for the three months ended March 31, 2018. The change was primarily attributable to adoption of the 2019 Hudson Pacific Properties, Inc. Outperformance Program and an increase in staffing to meet operational needs. Additionally, we adopted ASC 842 on January 1, 2019, which resulted in more payroll being expensed rather than capitalized to deferred leasing costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $8.0 million, or 13.1%, to $68.5 million for the three months ended March 31, 2019 compared to $60.6 million for the three months ended March 31, 2018. The increase was primarily related to our acquisition of the Ferry Building (October 2018) and recently completed redevelopment properties. The increase was partially offset by the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties.

Impairment Loss

We recorded $52.2 million of impairment charges related to our Campus Center office property that was held for sale as March 31, 2019. Our estimated fair value was based on the sale price. We did not recognize impairment losses during the three months ended March 31, 2018.

Liquidity and Capital Resources

We have remained capitalized since our initial public offering through public offerings, private placements and continuous offerings under our ATM program. We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, strategic acquisitions, capital expenditures, tenant improvements, leasing costs, dividends and distributions, share repurchases and repayments of outstanding debt financing will include:

•Cash on hand, cash reserves and net cash provided by operations;

•Proceeds from additional equity securities;

•Our ATM program;

•Borrowings under the operating partnership’s unsecured revolving credit facility and Sunset Bronson Studios/ICON/CUE revolving credit facility; and

•Proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had $52.4 million of cash and cash equivalents at March 31, 2019. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through March 31, 2019. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of March 31, 2019, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, $220.0 million of which had been drawn. As of March 31, 2019, we had total borrowing capacity of $235.0 million secured by our Sunset Bronson Studios/ICON/CUE properties, $5.0 million of which had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of March 31, 2019.

March 31, 2019
Debt(1)	$2,735,237
Series A preferred units	9,815
Common equity capitalization(2)	5,406,531
TOTAL MARKET CAPITALIZATION	8,151,583
Series A preferred units & debt/total market capitalization	33.7%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discounts.
2.Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of our stock, as reported by the NYSE, as of March 31, 2019.

Outstanding Indebtedness

The following table sets forth information as of March 31, 2019 and December 31, 2018 with respect to our outstanding indebtedness (excluding unamortized deferred financing costs and loan discounts):

	March 31, 2019	December 31, 2018
Unsecured debt	$2,370,000	$2,275,000
Secured debt	$365,237	$365,381
In-substance defeased debt	$137,417	$138,223
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of March 31, 2019.

Liquidity Uses

Contractual Obligations

During the three months ended March 31, 2019, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2018 Annual Report on Form 10-K. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Debt,” for information regarding our minimum future principal payments due on our outstanding debt. See Part I, Item 1 “Note 11 to our Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum ground lease payments.

Cash Flows

A comparison of our cash flow activity is as follows:

	Three Months Ended March 31,
	2019	2018	Dollar Change	Percent Change
Net cash provided by operating activities	$89,446	$64,447	$24,999	38.8%
Net cash (used in) provided by investing activities	$(128,267)	$133,492	$(261,759)	(196.1)%
Net cash provided by (used in) financing activities	$36,701	$(224,239)	$260,940	(116.4)%

Cash and cash equivalents and restricted cash were $66.1 million and $68.2 million at March 31, 2019 and December 31, 2018, respectively.

Operating Activities

Net cash provided by operating activities increased by $25.0 million, or 38.8%, to $89.4 million for the three months ended March 31, 2019 compared to $64.4 million for the three months ended March 31, 2018. The change resulted primarily from an increase in cash rents from our office and studio properties related to our 10850 Pico and Ferry Building acquisitions in 2019 and lease-up related to our CUE (Netflix, Inc.) and 450 Alaskan (Nestle USA, Inc. and Regus) properties, partially offset by higher general and administrative expenses, interest expense and lower cash rents due to the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties.

Investing Activities

Net cash used in investing activities increased by $261.8 million, or 196.1%, to $128.3 million for the three months ended March 31, 2019 compared to net cash provided by investing activities of $133.5 million for the three months ended March 31, 2018. The increase resulted primarily from no sales of real estate properties in 2019 compared to $237.0 million of proceeds from sales in 2018. In addition, cash used for deposits for future real estate acquisitions increased in 2019. The increase was offset by lower cash used for additions to investment in real estate.

Financing Activities

Net cash provided by financing activities increased by $260.9 million, or 116.4%, to $36.7 million for the three months ended March 31, 2019 compared to net cash used in financing activities of $224.2 million for the three months ended March 31, 2018. The change resulted primarily from an increase in proceeds from debt, partially offset by increase in paydowns of debt.

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

Effective January 1, 2019, we adopted ASC 842 which resulted in changes to our critical accounting policy relating to lease accounting. Refer to Part I, Item 1 “Note 2 to our Consolidated Financial Statements—Summary of Significant Accounting Policies,” for information regarding our updated policies as a result of the adoption of ASC 842.

Non-GAAP Supplemental Financial Measure: Funds From Operations

We calculate FFO in accordance with the White Paper issued in December 2018 on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding gains and losses from sales of depreciable real estate, gains and losses from sale of certain real estate assets and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. The calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. In the December 2018 White Paper, NAREIT, provided an option to include value changes in mark-to-market equity securities in the calculation of FFO. We elected this option, retroactively during the fourth quarter of 2018. We believe that FFO is a useful supplemental measure of our operating performance. The exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Also, because FFO is generally recognized as the industry standard for reporting the operations of REITs, it facilitates comparisons of operating performance to other REITs. However, other REITs may use different methodologies to calculate FFO, and accordingly, our FFO may not be comparable to all other REITs.

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

The following table presents a reconciliation of net (loss) income to FFO:

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(36,895)	$52,563
Adjustments:
Depreciation and amortization	68,505	60,553
Corporate-related depreciation and amortization	(523)	(484)
Gains on sale of real estate	—	(37,674)
Impairment loss	52,201	—
FFO attributable to non-controlling interests	(6,738)	(5,331)
FFO attributable to preferred units	(153)	(159)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$76,397	$69,468

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2018 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2019 to the information provided in Part II, Item 7A, of our 2018 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our 2018 Annual Report on Form 10-K. Please review the Risk Factors set forth in our 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities:

During the first quarter of 2019, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the first quarter of 2019, the Company issued an aggregate of 128,923 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 126,880 shares of common stock were forfeited to the Company in connection with restricted stock awards for a net issuance of 2,043 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the first quarter of 2019, our operating partnership issued an aggregate of 128,923 common units to the Company. Additionally, during the first quarter of 2019 our operating partnership issued 169,804 operating partnership performance units pursuant to the 2016 OPP Plan.

All other issuances of unregistered equity securities of our operating partnership during the first quarter of 2019 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with over $7.37 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds from Registered Securities: None

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

During the three months ended March 31, 2019, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of the Company equity securities during the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) That May Yet Be Purchased Under The Plans or Programs(2)
January 1 - January 31, 2019	98,620	$27.95	N/A	N/A
February 1 - February 28, 2019	—	—	N/A	N/A
March 1 - March 31, 2019	28,260	28.33	N/A	N/A
TOTAL	126,880	$28.04	—	$200,000,000
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

The following table summarizes all of the repurchases of operating partnership equity securities during the first quarter of 2019:

Period	Total Number of Units Purchased	Average Price Paid Per Unit(1)	Total Number of Units Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) That May Yet Be Purchased Under The Plans or Programs(2)
January 1 - January 31, 2019	98,620	$27.95	N/A	N/A
February 1 - February 28, 2019	—	—	N/A	N/A
March 1 - March 31, 2019	28,260	28.33	N/A	N/A
TOTAL	126,880	$28.04	—	$200,000,000
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.		Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916		3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789		3.1	January 12, 2015
3.3	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	10-K	001-34789		10.1	February 26, 2016
3.4	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789		3.4	November 4, 2016
10.1	Supplemental Indenture No. 2, dated as of February 27, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.650% Senior Notes due 2029 and the guarantee.	8-K	001-34789	4	4.2	February 27, 2019
10.2	Indemnification Agreement, dated March 14, 2019, by and between Hudson Pacific Properties, Inc. and Christy Haubegger*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
101	The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements**
____________

*	Denotes a management contract or compensatory plan or arrangement.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 6, 2019	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 6, 2019	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 6, 2019	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 6, 2019	/S/ MARK T. LAMMAS
Mark T. Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)