Form 10-Q
period 2019-06-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2019-08-02
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at July 31, 2019 was 154,398,219.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of June 30, 2019, Hudson Pacific Properties, Inc. owned approximately 99.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 0.8% interest was owned by certain of our executive officers, directors and outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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
To help investors understand the significant differences between our Company and our operating partnership, this report presents the consolidated financial statements and Note 15—Earnings Per Share separately for our Company and our operating partnership. All other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” are presented together for our Company and our operating partnership.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Investment in real estate, at cost	$7,088,508	$7,059,537
Accumulated depreciation and amortization	(792,485)	(695,631)
Investment in real estate, net	6,296,023	6,363,906
Cash and cash equivalents	48,172	53,740
Restricted cash	13,375	14,451
Accounts receivable, net	13,805	14,004
Straight-line rent receivables, net	170,928	142,369
Deferred leasing costs and lease intangible assets, net	299,250	279,896
U.S. Government securities	142,761	146,880
Operating lease right-of-use asset	270,943	—
Prepaid expenses and other assets, net	66,074	55,633
Investment in unconsolidated real estate entity	65,495	—
Assets associated with real estate held for sale	99,840	—
TOTAL ASSETS	$7,486,666	$7,070,879

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$2,834,785	$2,623,835
In-substance defeased debt	136,636	138,223
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	241,990	175,300
Operating lease liability	273,883	—
Lease intangible liabilities, net	37,833	45,612
Security deposits and prepaid rent	61,788	68,687
Liabilities associated with real estate held for sale	104	—
Total liabilities	3,653,155	3,117,793

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	114,917	113,141

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 authorized, 154,396,755 shares and 154,371,538 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1,543	1,543
Additional paid-in capital	3,450,155	3,524,502
Accumulated other comprehensive income	1,279	17,501
Accumulated deficit	(31,355)	—
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,421,622	3,543,546
Non-controlling interest—members in consolidated entities	268,158	268,246
Non-controlling interest—units in the operating partnership	18,999	18,338
Total equity	3,708,779	3,830,130
TOTAL LIABILITIES AND EQUITY	$7,486,666	$7,070,879

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Office
Rental (Note 2)	$172,256	$129,732	$342,453	$259,814
Tenant recoveries (Note 2)	—	21,960	—	42,864
Service revenues (Note 2)	6,791	6,858	12,452	12,404
Total office revenues	179,047	158,550	354,905	315,082
Studio
Rental (Note 2)	14,521	10,708	26,915	21,091
Tenant recoveries (Note 2)	—	500	—	854
Service revenues and other (Note 2)	3,088	5,411	12,225	12,260
Total studio revenues	17,609	16,619	39,140	34,205
Total revenues	196,656	175,169	394,045	349,287
OPERATING EXPENSES
Office operating expenses	60,896	53,940	121,711	107,180
Studio operating expenses	9,539	8,539	20,648	18,203
General and administrative	18,344	16,203	36,438	31,767
Depreciation and amortization	69,606	60,706	138,111	121,259
Total operating expenses	158,385	139,388	316,908	278,409
OTHER (EXPENSE) INCOME
Loss from unconsolidated real estate investments	(85)	—	(85)	—
Interest expense	(26,552)	(19,331)	(50,902)	(39,834)
Interest income	1,008	66	2,032	75
Transaction-related expenses	—	—	(128)	(118)
Other income	181	319	75	723
Unrealized gain on non-real estate investment	—	928	—	928
Gains on sale of real estate	—	1,928	—	39,602
Impairment loss	—	—	(52,201)	—
Total other (expense) income	(25,448)	(16,090)	(101,209)	1,376
Net income (loss)	12,823	19,691	(24,072)	72,254
Net income attributable to preferred units	(153)	(153)	(306)	(312)
Net income attributable to participating securities	(48)	(110)	(356)	(437)
Net income attributable to non-controlling interest in consolidated real estate entities	(3,317)	(3,167)	(6,138)	(6,490)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	558	—	1,158	—
Net (income) loss attributable to non-controlling interest in the operating partnership	(77)	(59)	108	(236)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,786	$16,202	$(29,606)	$64,779

BASIC AND DILUTED PER SHARE AMOUNTS
Net income (loss) attributable to common stockholders—basic	$0.06	$0.10	$(0.19)	$0.42
Net income (loss) attributable to common stockholders—diluted	$0.06	$0.10	$(0.19)	$0.41
Weighted average shares of common stock outstanding—basic	154,384,586	155,636,636	154,390,340	155,631,375
Weighted average shares of common stock outstanding—diluted	154,687,261	156,590,227	154,390,340	156,563,966

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$12,823	$19,691	$(24,072)	$72,254
Currency translation adjustments	1,315	—	1,315	—
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(7,937)	4,185	(13,891)	13,726
Reclassification adjustment for realized gains	(1,838)	(701)	(3,748)	(729)
	(9,775)	3,484	(17,639)	12,997

Total other comprehensive (loss) income	(8,460)	3,484	(16,324)	12,997
Comprehensive income (loss)	4,363	23,175	(40,396)	85,251
Comprehensive income attributable to preferred units	(153)	(153)	(306)	(312)
Comprehensive income attributable to participating securities	(48)	(133)	(356)	(524)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(3,317)	(3,167)	(6,138)	(6,490)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	558	—	1,158	—
Comprehensive (income) loss attributable to non-controlling interest in the operating partnership	(12)	(72)	210	(283)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,391	$19,650	$(45,828)	$77,642

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2018
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Units in the Operating Partnership	Members in Consolidated Entities	Total Equity
Balance at March 31, 2018	155,626,055	$1,556	$3,625,673	$9,500	$22,936	$15,644	$263,556	$3,938,865
Distributions	—	—	—	—	—	—	(1,028)	(1,028)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	—	—	(34)	—	—	—	—	(34)
Issuance of unrestricted stock	21,678	—	—	—	—	—	—	—
Declared dividend	—	—	(13,364)	(25,812)	—	(178)	—	(39,354)
Amortization of stock-based compensation	—	—	3,558	—	—	1,019	—	4,577
Net income	—	—	—	16,312	—	59	3,167	19,538
Other comprehensive gain	—	—	—	—	3,471	13	—	3,484
Balance, June 30, 2018	155,647,733	$1,556	$3,615,833	$—	$26,407	$16,557	$265,695	$3,926,048

Balance at December 31, 2017	155,602,508	$1,556	$3,622,988	$—	$13,227	$14,591	$258,602	$3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	—	—	(231)	230	1	—	—
Contributions	—	—	—	—	—	—	2,691	2,691
Distributions	—	—	—	—	—	—	(2,088)	(2,088)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	—	—	(207)	—	—	—	—	(207)
Issuance of unrestricted stock	65,578	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding	(20,353)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	(13,364)	(64,985)	—	(356)	—	(78,705)
Amortization of stock-based compensation	—	—	7,109	—	—	2,038	—	9,147
Net income	—	—	—	65,216	—	236	6,490	71,942
Other comprehensive gain	—	—	—	—	12,950	47	—	12,997
Balance at June 30, 2018	155,647,733	$1,556	$3,615,833	$—	$26,407	$16,557	$265,695	$3,926,048

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2019
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Entities	Total Equity
Balance at March 31, 2019	154,373,581	$1,543	$3,485,307	$(41,189)	$9,674	$17,870	$267,039	$3,740,244
Distributions	—	—	—	—	—	—	(2,198)	(2,198)
Issuance of unrestricted stock	23,174	—	—	—	—	—	—	—
Declared dividend	—	—	(38,789)	—	—	(348)	—	(39,137)
Amortization of stock-based compensation	—	—	3,637	—	—	1,465	—	5,102
Net income	—	—	—	9,834	—	77	3,317	13,228
Other comprehensive loss	—	—	—	—	(8,395)	(65)	—	(8,460)
Balance at June 30, 2019	154,396,755	$1,543	$3,450,155	$(31,355)	$1,279	$18,999	$268,158	$3,708,779

Balance at December 31, 2018	154,371,538	$1,543	$3,524,502	$—	$17,501	$18,338	$268,246	$3,830,130
Cumulative adjustment related to adoption of ASC 842	—	—	—	(2,105)	—	—	—	(2,105)
Distributions	—	—	—	—	—	—	(6,226)	(6,226)
Issuance of unrestricted stock	152,097	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(126,880)	(1)	(3,667)	—	—	—	—	(3,668)
Declared dividend	—	—	(78,030)	—	—	(1,534)	—	(79,564)
Amortization of stock-based compensation	—	—	7,351	—	—	2,930	—	10,281
Net (loss) income	—	—	—	(29,250)	—	(108)	6,138	(23,220)
Other comprehensive loss	—	—	—	—	(16,222)	(102)	—	(16,324)
Redemption of common units in the operating partnership	—	—	—	—	—	(525)	—	(525)
Balance at June 30, 2019	154,396,755	$1,543	$3,450,155	$(31,355)	$1,279	$18,999	$268,158	$3,708,779

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(24,072)	$72,254
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	138,111	121,259
Non-cash portion of interest expense	3,034	3,093
Amortization of stock-based compensation	10,217	8,627
Loss from unconsolidated real estate investment	85	—
Straight-line rents	(28,469)	(17,879)
Straight-line rent expenses	731	262
Amortization of above- and below-market leases, net	(7,109)	(7,042)
Amortization of above- and below-market ground leases, net	1,230	1,216
Amortization of lease incentive costs	769	687
Other non-cash adjustments	(89)	(114)
Impairment loss	52,201	—
Gains on sale of real estate	—	(39,602)
Change in operating assets and liabilities:
Accounts receivable	(99)	(3,057)
Deferred leasing costs and lease intangibles	(16,777)	(21,835)
Prepaid expenses and other assets	(5,081)	(3,250)
Accounts payable, accrued liabilities and other	27,933	(12,666)
Security deposits and prepaid rent	(6,899)	566
Net cash provided by operating activities	145,716	102,519
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(189,273)	(185,031)
Property acquisitions	—	(30,166)
Maturities of U.S. Government securities	4,185	—
Proceeds from sale of real estate	—	250,199
Contributions to unconsolidated entities	(64,448)	—
Deposits for property acquisitions	(20,500)	(27,500)
Net cash (used in) provided by investing activities	(270,036)	7,502
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	695,001	250,000
Payments of unsecured and secured debt	(485,283)	(308,660)
Payments of in-substance defeased debt	(1,587)	—
Proceeds from issuance of common stock, net	—	(207)
Repurchase of common units in the operating partnership	(525)	—
Redemption of series A preferred units	—	(362)
Dividends paid to common stock and unitholders	(79,564)	(78,705)
Dividends paid to preferred unitholders	(306)	(312)
Contribution of redeemable non-controlling member in consolidated real estate entities	2,941	—
Distribution of redeemable non-controlling member in consolidated real estate entities	(7)	—
Contribution of non-controlling member in consolidated real estate entities	—	2,691
Distribution to non-controlling member in consolidated real estate entities	(6,226)	(2,088)
Payments to satisfy tax withholding	(3,668)	(693)
Payment of loan costs, net loan premium paid	(3,100)	(6,978)
Net cash provided by (used in) financing activities	117,676	(145,314)
Net decrease in cash and cash equivalents and restricted cash	(6,644)	(35,293)
Cash and cash equivalents and restricted cash—beginning of period	68,191	101,280
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$61,547	$65,987

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Investment in real estate, at cost	$7,088,508	$7,059,537
Accumulated depreciation and amortization	(792,485)	(695,631)
Investment in real estate, net	6,296,023	6,363,906
Cash and cash equivalents	48,172	53,740
Restricted cash	13,375	14,451
Accounts receivable, net	13,805	14,004
Straight-line rent receivables, net	170,928	142,369
Deferred leasing costs and lease intangible assets, net	299,250	279,896
U.S. Government securities	142,761	146,880
Operating lease right-of-use asset	270,943	—
Prepaid expenses and other assets, net	66,074	55,633
Investment in unconsolidated real estate entity	65,495	—
Assets associated with real estate held for sale	99,840	—
TOTAL ASSETS	$7,486,666	$7,070,879

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$2,834,785	$2,623,835
In-substance defeased debt	136,636	138,223
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	241,990	175,300
Operating lease liability	273,883	—
Lease intangible liabilities, net	37,833	45,612
Security deposits and prepaid rent	61,788	68,687
Liabilities associated with real estate held for sale	104	—
Total liabilities	3,653,155	3,117,793

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	114,917	113,141

Capital
Hudson Pacific Properties, L.P. partners’ capital
Common units, 155,117,528 and 154,940,583 issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	3,439,380	3,544,319
Accumulated other comprehensive income	1,241	17,565
Total Hudson Pacific Properties, L.P. partners’ capital	3,440,621	3,561,884
Non-controlling interest—members in consolidated entities	268,158	268,246
Total capital	3,708,779	3,830,130
TOTAL LIABILITIES AND CAPITAL	$7,486,666	$7,070,879

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Office
Rental (Note 2)	$172,256	$129,732	$342,453	$259,814
Tenant recoveries (Note 2)	—	21,960	—	42,864
Service revenues (Note 2)	6,791	6,858	12,452	12,404
Total office revenues	179,047	158,550	354,905	315,082
Studio
Rental (Note 2)	14,521	10,708	26,915	21,091
Tenant recoveries (Note 2)	—	500	—	854
Service revenues and other (Note 2)	3,088	5,411	12,225	12,260
Total studio revenues	17,609	16,619	39,140	34,205
Total revenues	196,656	175,169	394,045	349,287
OPERATING EXPENSES
Office operating expenses	60,896	53,940	121,711	107,180
Studio operating expenses	9,539	8,539	20,648	18,203
General and administrative	18,344	16,203	36,438	31,767
Depreciation and amortization	69,606	60,706	138,111	121,259
Total operating expenses	158,385	139,388	316,908	278,409
OTHER (EXPENSE) INCOME
Loss from unconsolidated real estate investments	(85)	—	(85)	—
Interest expense	(26,552)	(19,331)	(50,902)	(39,834)
Interest income	1,008	66	2,032	75
Transaction-related expenses	—	—	(128)	(118)
Other income	181	319	75	723
Unrealized gain on non-real estate investment	—	928	—	928
Gains on sale of real estate	—	1,928	—	39,602
Impairment loss	—	—	(52,201)	—
Total other (expense) income	(25,448)	(16,090)	(101,209)	1,376
Net income (loss)	12,823	19,691	(24,072)	72,254
Net income attributable to non-controlling interest in consolidated real estate entities	(3,317)	(3,167)	(6,138)	(6,490)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	558	—	1,158	—
Net income (loss) attributable to Hudson Pacific Properties, L.P.	10,064	16,524	(29,052)	65,764
Net income attributable to preferred units	(153)	(153)	(306)	(312)
Net income attributable to participating securities	(48)	(110)	(356)	(437)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$9,863	$16,261	$(29,714)	$65,015

BASIC AND DILUTED PER UNIT AMOUNTS
Net income (loss) attributable to common unitholders—basic	$0.06	$0.10	$(0.19)	$0.42
Net income (loss) attributable to common unitholders—diluted	$0.06	$0.10	$(0.19)	$0.41
Weighted average shares of common units outstanding—basic	155,105,359	156,205,681	155,047,979	156,198,825
Weighted average shares of common units outstanding—diluted	156,175,004	157,159,272	155,047,979	157,131,416
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$12,823	$19,691	$(24,072)	$72,254
Currency translation adjustment	1,315	—	1,315	—
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(7,937)	4,185	(13,891)	13,726
Reclassification adjustment for realized gains	(1,838)	(701)	(3,748)	(729)
	(9,775)	3,484	(17,639)	12,997

Total other comprehensive (loss) income	(8,460)	3,484	(16,324)	12,997
Comprehensive income (loss)	4,363	23,175	(40,396)	85,251
Comprehensive income attributable to preferred units	(153)	(153)	(306)	(312)
Comprehensive income attributable to participating securities	(48)	(133)	(356)	(524)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(3,317)	(3,167)	(6,138)	(6,490)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	558	—	1,158	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARTNERS’ CAPITAL	$1,403	$19,722	$(46,038)	$77,925

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2018
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Income	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at March 31, 2018	156,195,100	$3,652,289	$23,020	$3,675,309	$263,556	$3,938,865
Distributions	—	—	—	—	(1,028)	(1,028)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	(34)	—	(34)	—	(34)
Issuance of unrestricted units	21,678	—	—	—	—	—
Declared distributions	—	(39,354)	—	(39,354)	—	(39,354)
Amortization of unit-based compensation	—	4,577	—	4,577	—	4,577
Net income	—	16,371	—	16,371	3,167	19,538
Other comprehensive gain	—	—	3,484	3,484	—	3,484
Balance at June 30, 2018	156,216,778	$3,633,849	$26,504	$3,660,353	$265,695	$3,926,048

Balance at December 31, 2017	156,171,553	$3,639,086	$13,276	$3,652,362	$258,602	$3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	(231)	231	—	—	—
Contributions	—	—	—	—	2,691	2,691
Distributions	—	—	—	—	(2,088)	(2,088)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	(207)	—	(207)	—	(207)
Issuance of unrestricted units	65,578	—	—	—	—	—
Units withheld to satisfy tax withholding	(20,353)	(693)	—	(693)	—	(693)
Declared distributions	—	(78,705)	—	(78,705)	—	(78,705)
Amortization of unit-based compensation	—	9,147	—	9,147	—	9,147
Net income	—	65,452	—	65,452	6,490	71,942
Other comprehensive gain	—	—	12,997	12,997	—	12,997
Balance at June 30, 2018	156,216,778	$3,633,849	$26,504	$3,660,353	$265,695	$3,926,048

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit data)
For the three and six months ended June 30, 2019

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at March 31, 2019	155,094,354	$3,463,504	$9,701	$3,473,205	$267,039	$3,740,244
Distributions	—	—	—	—	(2,198)	(2,198)
Issuance of unrestricted units	23,174	—	—	—	—	—
Declared distributions	—	(39,137)	—	(39,137)	—	(39,137)
Amortization of unit-based compensation	—	5,102	—	5,102	—	5,102
Net income	—	9,911	—	9,911	3,317	13,228
Other comprehensive loss	—	—	(8,460)	(8,460)	—	(8,460)
Balance at June 30, 2019	155,117,528	$3,439,380	$1,241	$3,440,621	$268,158	$3,708,779

Balance at December 31, 2018	154,940,583	$3,544,319	$17,565	$3,561,884	$268,246	$3,830,130
Cumulative adjustment related to adoption of ASC 842	—	(2,105)	—	(2,105)	—	(2,105)
Distributions	—	—	—	—	(6,226)	(6,226)
Issuance of unrestricted units	321,901	—	—	—	—	—
Units withheld to satisfy tax withholding	(126,880)	(3,668)	—	(3,668)	—	(3,668)
Declared distributions	—	(79,564)	—	(79,564)	—	(79,564)
Amortization of unit-based compensation	—	10,281	—	10,281	—	10,281
Net (loss) income	—	(29,358)	—	(29,358)	6,138	(23,220)
Other comprehensive loss	—	—	(16,324)	(16,324)	—	(16,324)
Redemption of common units	(18,076)	(525)	—	(525)	—	(525)
Balance at June 30, 2019	155,117,528	$3,439,380	$1,241	$3,440,621	$268,158	$3,708,779

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(24,072)	$72,254
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	138,111	121,259
Non-cash portion of interest expense	3,034	3,093
Amortization of unit-based compensation	10,217	8,627
Loss from unconsolidated real estate investment	85	—
Straight-line rents	(28,469)	(17,879)
Straight-line rent expenses	731	262
Amortization of above- and below-market leases, net	(7,109)	(7,042)
Amortization of above- and below-market ground leases, net	1,230	1,216
Amortization of lease incentive costs	769	687
Other non-cash adjustments	(89)	(114)
Impairment loss	52,201	—
Gains on sale of real estate	—	(39,602)
Change in operating assets and liabilities:
Accounts receivable	(99)	(3,057)
Deferred leasing costs and lease intangibles	(16,777)	(21,835)
Prepaid expenses and other assets	(5,081)	(3,250)
Accounts payable and accrued liabilities and other	27,933	(12,666)
Security deposits and prepaid rent	(6,899)	566
Net cash provided by operating activities	145,716	102,519
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(189,273)	(185,031)
Property acquisitions	—	(30,166)
Maturities of U.S. Government securities	4,185	—
Proceeds from sale of real estate	—	250,199
Contributions to unconsolidated entities	(64,448)	—
Deposits for property acquisitions	(20,500)	(27,500)
Net cash (used in) provided by investing activities	(270,036)	7,502
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	695,001	250,000
Payments of unsecured and secured debt	(485,283)	(308,660)
Payments of in-substance defeased debt	(1,587)	—
Proceeds from issuance of common units, net	—	(207)
Repurchase of common units in the operating partnership	(525)	—
Redemption of series A preferred units	—	(362)
Distributions paid to common stock and unitholders	(79,564)	(78,705)
Distributions paid to preferred unitholders	(306)	(312)
Contribution of redeemable non-controlling member in consolidated real estate entities	2,941	—
Distribution of redeemable non-controlling member in consolidated real estate entities	(7)	—
Contribution of non-controlling member in consolidated real estate entities	—	2,691
Distribution to non-controlling member in consolidated real estate entities	(6,226)	(2,088)
Payments to satisfy tax withholding	(3,668)	(693)
Payment of loan costs, net loan premium paid	(3,100)	(6,978)
Net cash provided by (used in) financing activities	117,676	(145,314)
Net decrease in cash and cash equivalents and restricted cash	(6,644)	(35,293)
Cash and cash equivalents and restricted cash—beginning of period	68,191	101,280
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$61,547	$65,987

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
The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest and Western Canada. The following table summarizes the Company’s portfolio as of June 30, 2019:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	52	13,866,807
Studios	3	1,224,403
Total consolidated portfolio	55	15,091,210
Unconsolidated office(1)	1	1,455,007
TOTAL(2)	56	16,546,217
_________________
1.The Company purchased, through a co-ownership agreement with an affiliate of Blackstone Property Partners Lower Fund 1 LP (“Blackstone”), the Bentall Centre property located in Vancouver, Canada. The Company owns 20% of this joint venture. The square footage shown above represents 100% of the property. For further detail regarding the Bentall Centre property, see Note 4.
2.Includes redevelopment, development and held for sale properties.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company and the operating partnership are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. References to number of properties and square feet are not covered by the auditor’s review procedures.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of June 30, 2019, the Company has determined its operating partnership and six joint ventures met the definition of a VIE. Four of the joint ventures are consolidated and two of the joint ventures are unconsolidated.

Consolidated Joint Ventures

As of June 30, 2019, the operating partnership has determined that four of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	One Westside and 10850 Pico	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%

As of June 30, 2019 and December 31, 2018, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE.

Unconsolidated Joint Ventures

As of June 30, 2019, the Company has determined it is not the primary beneficiary of two joint ventures. Due to its significant influence over the unconsolidated entities, the Company accounts for the entities using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

On June 5, 2019, the Company purchased, through a co-ownership agreement with Blackstone, the Bentall Centre property located in Vancouver, Canada. The joint venture property-owning entity is structured as a tenancy in common under applicable tax laws. The Company owns 20% of this joint venture and serves as the operating partner. The Company’s net equity investment of this unconsolidated entity is reflected within investment in unconsolidated real estate entity on the Consolidated Balance Sheets. The Company’s share of net income or loss from the entity is included within loss from unconsolidated real estate investments on the Consolidated Statements of Operations. Refer to note 4 for details.

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The Company owns 21% of the unconsolidated non-real estate entity. The Company’s net equity investment in the unconsolidated joint venture was $86 thousand as of June 30, 2019 and December 31, 2018, which is reflected within prepaid expenses and other assets, net on the Consolidated Balance Sheets.

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

Lease Accounting

In February 2016, the FASB issued guidance codified in ASC 842, Leases (“ASC 842”), which amends the guidance in former ASC 840, Leases (“ASC 840”). The standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition approach that must be applied for leases that exist or are entered into after January 1, 2019.

ASC 842 requires companies to identify lease and non-lease components of a lease agreement. Lease components relate to the right to use the leased asset whereas non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset.

ASC 842 provides transition practical expedients that must be elected together that allows relief from the requirement to (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases that are in effect as of the date of adoption. The guidance also permits an entity to elect a practical expedient that provides relief from the requirement to assess whether an existing or expired land easement that was not previously accounted for as a lease under ASC 840 is considered in a lease under ASC 842. For lessors, the guidance provides for a practical expedient, by class of underlying asset, to elect a combined single lease component presentation if (i) the timing and pattern of the transfer of the combined single lease component is the same, and (ii) the related lease component, if accounted for separately, would be classified as an operating lease.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.7%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which we do not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term, as of June 30, 2019, was 32 years.

Lessor Accounting

As a lessor, the Company’s recognition of revenue remained consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. With the election of the lessor practical expedient, the presentation of revenues on the Consolidated Statement of Operations has changed to reflect a single lease component that combines rental, tenant recoveries, and other tenant-related revenues for the office portfolio. For the Company’s rentals at the studio properties, total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components is governed by ASC 842, while revenue related to non-lease components is be subject to ASC 606, Revenue from Contracts with Customers (“ASC 606”).

The new standard defines initial direct costs as only the incremental costs of signing a lease. Internal direct compensation costs and external legal fees related to the execution of successful lease agreements that no longer meet the definition of initial direct costs under ASC 842 are accounted for as office operating expense or studio operating expense in the Company’s Consolidated Statements of Operations. Additionally, the Company may elect the practical expedients only for leases that have commenced before the effective date of the adoption of ASC 842. As a result of the adoption, the Company recognized $1.8 million as a cumulative adjustment to accumulated deficit for costs associated with leases that have not commenced as of January 1, 2019, that were previously capitalized and no longer meet the definition of initial direct costs in accordance with ASC 842. The Company recognized $0.3 million as cumulative adjustments to accumulated deficit related to other transition adjustments.

Revenue Recognition

The Company has compiled an inventory of its sources of revenues and has identified the following material revenue streams: (i) rental revenues (ii) tenant recoveries and other tenant-related revenues (iii) ancillary revenues (iv) guest parking revenues and (v) sale of real estate.

Revenue Stream	Components	Financial Statement Location(1)
Rental revenues	Office rentals, stage rentals and storage rentals	Office and studio segments: rental
Tenant recoveries and other tenant-related revenues	Reimbursement of real estate taxes, insurance, repairs and maintenance, other operating expenses and must-take parking revenues	Office segment: rental Studio segment: rental and service revenue and other
Ancillary revenues	Revenues derived from tenants’ use of lighting, equipment rental, power, HVAC and telecommunications (i.e., telephone and internet)	Studio segment: service revenue and other
Guest parking revenues	Parking revenue that is not associated with lease agreements	Office segment: service revenue Studio segment: service revenue and other
Sale of real estate	Gains on sales derived from cash consideration less cost basis	Gains on sale of real estate
_________________
1.The financial statement locations stated above are for the six months ended June 30, 2019, after the adoption of ASC 842, and do not reflect the locations for the six months ended June 30, 2018.

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

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606:

	Three Months Ended June 30,		Six Month Ended June 30,
	2019	2018	2019	2018
Ancillary revenues	$3,882	$4,086	$11,968	$9,406
Guest parking revenues	$5,267	$5,861	$11,714	$11,274
Studio related tenant recoveries(1)	$720	N/A	$995	N/A
_________________
1.Studio related tenant recoveries are accounted for under ASC 606 effective January 1, 2019.

The following table summarizes the Company’s receivables that are accounted for under ASC 606:

	June 30, 2019	December 31, 2018
Ancillary revenues	$967	$3,752
Guest parking revenues	$1,292	$959
Studio related tenant recoveries(1)	$14	N/A
_________________
1.Studio related tenant recoveries are accounted for under ASC 606 effective January 1, 2019.

In regards to sale of real estate, the Company applies certain recognition and measurement principles in accordance with ASC 606. The Company is required to evaluate the sales of real estate based on transfer of control. If a real estate sale contract includes ongoing involvement by the seller with the sold property, the seller must evaluate each promised good or service under the contract to determine whether it represents a performance obligation, constitutes a guarantee or prevents the transfer of control. The timing and pattern of revenue recognition might change as it relates to gains on sale of real estate if the sale includes continued involvement that represents a separate performance obligation.

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Update (“ASU”). The following ASUs were adopted by the Company in 2019:

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
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	The amendments in this update permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate.	The Company adopted this guidance during the first quarter of 2019 using the prospective approach. The adoption did not have an impact on the Consolidated Financial Statements since LIBOR is still in use, however, this is expected to have an impact in later periods once SOFR is adopted.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects.	The Company adopted this guidance during the first quarter of 2019 on a prospective basis. The adoption did not have an impact on the Consolidated Financial Statements.

Other Recently Issued ASUs

The Company considers the applicability and impact of all ASUs. The following table lists the recently issued ASUs that have not been disclosed in the Company’s 2018 Annual Report on Form 10-K and have not been adopted by the Company. The list excludes those ASUs that are not expected to have a material impact on the Company’s consolidated financial statements.

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief	The amendments in this update provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information.	For entities that have not yet adopted the amendments in Update 2016-13, the effective date and transition methodology for the amendments in this Update are the same as in Update 2016-13. Therefore, effective for fiscal years beginning after December 15 2019, including interim periods within those years.	The Company is currently evaluating the impact of this update.
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	The FASB amended its standards on credit losses, hedging, and recognizing and measuring financial instruments to clarify them and address implementation issues.	Effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.	The Company is currently evaluating the impact of this update.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The accounting standard will apply to our investments, U.S. Government securities and the Company’s receivables related to service revenues. This standard applies to net investments in leases resulting from sales-type or direct financing leases recognized by a lessor and does not apply to the receivables arising from operating leases, which are accounted for under ASC 842. The accounting standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The effect on the Company’s consolidated financial statements will largely depend on the composition and credit quality of our financial investments and the economic conditions at the time of adoption.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	June 30, 2019	December 31, 2018
Land	$1,313,411	$1,372,872
Building and improvements	4,968,626	4,991,770
Tenant improvements	569,976	510,217
Furniture and fixtures	9,573	9,320
Property under development	226,922	175,358
INVESTMENT IN REAL ESTATE, AT COST(1)	$7,088,508	$7,059,537
_________________
1.Excludes balances related to properties that have been classified as held for sale.

Acquisitions

On June 5, 2019, the Company purchased, through a joint venture with Blackstone, the Bentall Centre office properties and retail complex in Vancouver, Canada. This joint venture is an unconsolidated entity, please refer to Note 4 for details.

The Company had no acquisitions related to consolidated entities during the six months ended June 30, 2019.

Dispositions

The Company had no dispositions during the six months ended June 30, 2019.

Held for Sale

The Company had one property, Campus Center, classified as held for sale as of June 30, 2019. The property was identified as a non-strategic asset to the Company’s portfolio and is included in the Company’s office segment. The Campus Center property, which includes the office property and developable land, is being sold to two separate, unrelated buyers for a combined amount of $148.4 million (before certain credits, prorations and closing costs). The office property was sold on July 24, 2019 and the developable land was sold on July 30, 2019. Refer to Note 22 for details. The Company did not have any properties classified as held for sale as of December 31, 2018.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of:

June 30, 2019
ASSETS
Investment in real estate, net	$99,726
Prepaid expenses and other assets, net	114
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$99,840

LIABILITIES
Accounts payable, accrued liabilities and other	$104
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$104

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value, based on Level 1 or Level 2 inputs, less estimated costs to sell. The Company recorded $52.2 million of impairment charges during the three months ended March 31, 2019 related to the Campus Center office property. The Company’s estimated fair value was based on the sale price. The Company did not recognize additional impairment charges during the three months ended June 30, 2019. The Company did not recognize impairment charges during the six months ended June 30, 2018.

4. Investment in unconsolidated real estate entity

On June 5, 2019, the Company purchased, through a joint venture with Blackstone, the Bentall Centre office properties and retail complex in Vancouver, Canada. The Company owns 20% of this joint venture and serves as the operating partner.

The unconsolidated real estate entity’s functional currency is the local currency. The Company has exposure to risks related to foreign currency fluctuations. The assets and liabilities are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss).

The maximum exposure related to this unconsolidated joint venture is limited to our investment and $96.2 million of debt which the Company has guaranteed.

5. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	June 30, 2019	December 31, 2018
Deferred leasing costs and in-place lease intangibles	$364,711	$336,535
Accumulated amortization	(130,354)	(123,432)
Deferred leasing costs and in-place lease intangibles, net	234,357	213,103
Below-market ground leases	72,916	72,916
Accumulated amortization	(10,184)	(8,932)
Below-market ground leases, net	62,732	63,984
Above-market leases	8,047	8,425
Accumulated amortization	(5,886)	(5,616)
Above-market leases, net	2,161	2,809
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET	$299,250	$279,896

Below-market leases	$91,546	$101,736
Accumulated amortization	(54,610)	(57,043)
Below-market leases, net	36,936	44,693
Above-market ground leases	1,095	1,095
Accumulated amortization	(198)	(176)
Above-market ground leases, net	897	919
LEASE INTANGIBLE LIABILITIES, NET(1)	$37,833	$45,612
__________________
1.Excludes balances related to properties that have been classified as held for sale.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deferred leasing costs and in-place lease intangibles(1)	$(11,311)	$(11,423)	$(23,193)	$(23,119)
Below-market ground leases(2)	$(626)	$(603)	$(1,252)	$(1,238)
Above-market leases(3)	$(338)	$(409)	$(648)	$(883)
Below-market leases(3)	$3,268	$3,640	$7,757	$7,925
Above-market ground leases(2)	$11	$11	$22	$22
__________________
1.Amortization is recorded in depreciation and amortization expenses and office rental revenues in the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.
3.Amortization is recorded in rental revenues in the Consolidated Statements of Operations.

6. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to service revenues are discussed in the Company’s 2018 Annual Report on Form 10-K.

The Company’s accounting policy and methodology used to assess collectability related to rental revenues changed on January 1, 2019 when the Company adopted ASC 842. The guidance requires the Company to assess, at lease commencement and subsequently, collectability from its tenants of future lease payments. If the Company determines collectability is not probable, it recognizes an adjustment to lower income from rentals, whereas previously the Company recognized bad debt expense.

Accounts Receivable

As of June 30, 2019, accounts receivable was $13.8 million and there was an allowance for doubtful accounts of $26 thousand. As of December 31, 2018, accounts receivable was $16.5 million and there was an allowance for doubtful accounts of $2.5 million.

Straight-Line Rent Receivable

As of June 30, 2019, straight-line rent receivable was $170.9 million and there was no allowance for doubtful accounts. As of December 31, 2018, straight-line rent receivables was $142.4 million and there was no allowance for doubtful accounts.

7. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	June 30, 2019	December 31, 2018
Deposits for future acquisitions(1)	$20,500	$—
Goodwill	8,754	8,754
Non-real estate investments	4,637	2,713
Derivative assets	2,023	16,687
Other	30,160	27,479
PREPAID EXPENSES AND OTHER ASSETS, NET(2)	$66,074	$55,633
_____________
1.In the first quarter of 2019, the Company entered into an agreement to purchase the condominium rights to build a fully entitled office development Washington 1000, adjacent to the Washington State Convention Center addition, for $86.0 million (before credits, prorations and closing costs) and paid a $20.5 million non-refundable deposit. The remaining $65.5 million is a future commitment expected to be settled in 2021.
2.Excludes balances related to properties that have been classified as held for sale.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Goodwill

No goodwill impairment indicators have been identified during the six months ended June 30, 2019.

Non-Real Estate Investments

The Company holds investments in entities that do not report NAV. The Company marks these investments to fair value based on Level 2 inputs, whenever fair value is readily available or observable. Changes in fair value are included in the unrealized gain on non-real estate investment line item on the Consolidated Statements of Operations. No gain or loss has been recognized due to observable changes in fair value for the six months ended June 30, 2019 and June 30, 2018. To date, the Company has recognized an unrealized gain of $928 thousand related to observable changes in fair value, which was recognized in the second quarter of 2018.

For one of the investments, the Company is committed to funding up to $20.0 million in a real estate technology venture capital fund. During the second quarter of 2019, the Company has contributed $1.9 million to this fund with $18.1 million remaining to be contributed.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
8. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	June 30, 2019	December 31, 2018	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$185,000	$400,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term loan A(2)(5)	300,000	300,000	LIBOR + 1.20% to 1.70%	4/1/2020	(6)
Term loan B(2)(7)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term loan D(2)(8)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A notes	110,000	110,000	4.34%	1/2/2023
Series E notes	50,000	50,000	3.66%	9/15/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series D notes	150,000	150,000	3.98%	7/6/2026
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
Series C notes	56,000	56,000	4.79%	12/16/2027
4.65% Registered senior notes(9)	500,000	—	4.65%	4/1/2029
Term loan C	—	75,000	LIBOR + 1.30% to 2.20%	N/A
Total unsecured debt	2,485,000	2,275,000

Secured debt
Met Park North(10)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(11)	26,598	26,880	5.32%	3/11/2022
Sunset Bronson Studios/ICON/CUE(12)	5,001	—	LIBOR + 1.35%	3/1/2024
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Sunset Gower Studios/Sunset Bronson Studios	—	5,001	LIBOR + 2.25%	N/A
Total secured debt	365,099	365,381
Total unsecured and secured debt	2,850,099	2,640,381
Unamortized deferred financing costs and loan discounts/premiums(14)	(15,314)	(16,546)
TOTAL UNSECURED AND SECURED DEBT, NET	$2,834,785	$2,623,835

IN-SUBSTANCE DEFEASED DEBT(15)	$136,636	$138,223	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(16)	$66,136	$66,136	4.50%	10/9/2028

_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2019, which may be different than the interest rates as of December 31, 2018 for corresponding indebtedness.
2.The rate is based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of June 30, 2019, no such election had been made.
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
9.On February 27, 2019, the operating partnership completed an underwritten public offering of $350.0 million of senior notes, which were issued at a discount at 98.663% of par. On June 14, 2019, the operating partnership completed an additional underwritten public offering of $150.0 million of senior notes, which were issued at a premium at 104.544% of par. These notes are treated as a single series of securities with an aggregate principal amount of $500.0 million.
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
14.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility and Sunset Bronson Studios/ICON/CUE revolving credit facility, which are reflected in prepaid and other assets, net line item in the Consolidated Balance Sheets. See Note 7 for details.
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

Current Year Activity

During the six months ended June 30, 2019, the outstanding borrowings on the unsecured revolving credit facility decreased by $215.0 million, net of draws. The Company uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

On March 1, 2019, the Company entered into a loan agreement to borrow up to $235.0 million on a revolving basis, maturing on March 1, 2024. The Company drew $5.0 million to pay down the Sunset Gower Studios/Sunset Bronson Studios construction loan that matured on March 4, 2019. The unused fee rate is 0.20%.

On June 14, 2019, the operating partnership completed an underwritten public offering of $150.0 million in senior notes due April 1, 2029. These notes were issued as additional notes under the indenture pursuant to which the operating partnership previously issued $350.0 million of 4.65% senior notes due 2029. The notes are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount and commissions, were approximately $155.3 million, $150.0 million of which were used by the operating partnership to repay outstanding borrowings under its unsecured revolving credit facility.

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

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of June 30, 2019:

Year	Unsecured and Secured Debt	In-substance Defeased Debt	Joint Venture Partner Debt
Remaining 2019	$286	$1,606	$—
2020	365,095	3,323	—
2021	632	3,494	—
2022	685,085	128,213	—
2023	160,000	—	—
Thereafter	1,639,001	—	66,136
TOTAL	$2,850,099	$136,636	$66,136

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Unsecured Debt

Registered Senior Notes

The following table provides further information on the operating partnership’s Registered senior notes as of June 30, 2019:

	Issuance Date	Maturity Date	Par Value	Issuance at Par	Coupon at Offer	Effective Interest Rate
4.65% Registered senior notes	6/14/2019	4/1/2029	$150,000	104.544%	4.65%	4.12%
4.65% Registered senior notes	2/27/2019	4/1/2029	$350,000	98.663%	4.65%	4.82%
3.95% Registered senior notes	10/2/2017	11/1/2027	$400,000	99.815%	3.95%	3.97%

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

The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	June 30, 2019	December 31, 2018
Outstanding borrowings	$185,000	$400,000
Remaining borrowing capacity	415,000	200,000
TOTAL BORROWING CAPACITY	$600,000	$600,000
Interest rate(1)	LIBOR + 1.05% to 1.50%
Annual facility fee rate(1)	0.15% or 0.30%
Contractual maturity date(2)	3/13/2022
_________________
1.The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of June 30, 2019, no such election had been made.
2.The maturity date may be extended once for an additional one-year term.

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
The following table summarizes existing covenants and their covenant levels related to the unsecured revolving credit facility, term loans, and note purchase agreements, when considering the most restrictive terms:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	37.8%
Unsecured indebtedness to unencumbered asset value	≤ 60%	45.0%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.7x
Secured indebtedness to total asset value	≤ 45%	5.9%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.5x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes:

Covenant Ratio	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	38.2%
Total unencumbered assets to unsecured debt	≥ 150%	243.8%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	3.8x
Secured debt to total assets	≤ 40%	5.9%

The operating partnership was in compliance with its financial covenants as of June 30, 2019.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company guaranteed the operating partnership’s unsecured debt.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross interest expense(1)	$28,980	$21,514	$56,445	$43,945
Capitalized interest	(3,871)	(3,618)	(8,577)	(7,204)
Amortization of deferred financing costs and loan discounts/premiums	1,443	1,435	3,034	3,093
INTEREST EXPENSE	$26,552	$19,331	$50,902	$39,834
_________________
1.Includes interest on the Company’s debt and hedging activities and extinguishment costs related to paydowns in the term loans.

9. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had six interest rate swaps with aggregate notional amounts of $839.5 million as of June 30, 2019 and December 31, 2018. These derivatives were designated as effective cash flow hedges for accounting purposes.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of June 30, 2019 and December 31, 2018:

					Interest Rate Range(1)		Fair Value Assets/(Liabilities)
Underlying Debt Instrument	Number of Hedges	Notional Amount	Effective Date	Maturity Date	Low	High	June 30, 2019	December 31, 2018
Met Park North	1	$64,500	August 2013	August 2020	3.71%	3.71%	$(239)	$350
Term loan A	2	300,000	July 2016	April 2020	2.65%	3.06%	1,118	4,038
Term loan B	2	350,000	April 2015	April 2022	2.96%	3.46%	(1,055)	7,543
Term loan D	1	125,000	June 2016	November 2022	2.63%	3.13%	905	4,756
TOTAL	6	$839,500					$729	$16,687

_____________
1.The rate is based on the fixed rate from the interest rate swap and the spread based on the operating partnership’s leverage ratio.

In January 2019, the Company entered into a forward interest rate swap designated hedge. In February 2019, it was terminated, which resulted in a cash payment of approximately $1.6 million that was recorded in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets and will be recognized over the life of the 4.65% registered senior notes entered into in February 2019 as an adjustment to interest expense. The cash payment is included in the payment of loan costs paid, net loan premium paid line item of the Consolidated Statements of Cash Flows.

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
The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of June 30, 2019, the Company expects $1.9 million of unrealized gain included in accumulated other comprehensive income will be reclassified as a reduction to interest expense in the next 12 months.

10. U.S. Government Securities

The Company has U.S. Government securities of $142.8 million and $146.9 million as of June 30, 2019 and December 31, 2018. The One Westside and 10850 Pico properties acquisition in 2018 included the assumption of debt which was, in-substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. As of June 30, 2019, the Company had $3.9 million of gross unrealized gains and no gross unrealized losses.

The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date June 30, 2019:

	Carrying Value	Fair Value
Due in 1 year	$4,842	$4,874
Due in 1 to 5 years	137,919	141,790
TOTAL	$142,761	$146,664

11. Income Taxes

Hudson Pacific Properties, Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010. Provided it continues to qualify for taxation as a REIT, Hudson Pacific Properties, Inc. is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders. The Company has elected, together with certain of its subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2019, the Company has not established a liability for uncertain tax positions.

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

12. Future Minimum Rents and Lease Payments

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of June 30, 2019:

Year Ended	Non-Cancellable	Subject to Early Termination Options	Total (1)
Remaining 2019	$279,954	$2,125	$282,079
2020	547,430	15,035	562,465
2021	517,039	34,386	551,425
2022	472,492	39,722	512,214
2023	437,760	38,369	476,129
Thereafter	2,110,308	87,155	2,197,463
TOTAL	$4,364,983	$216,792	$4,581,775
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of June 30, 2019:

Property	Expiration Date	Notes
3400 Hillview	10/31/2040	The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent until October 31, 2017 is the lesser of 10% of Fair Market Value (“FMV”) of the land or $1.0 million grown at 75% of the cumulative increases in consumer price index (“CPI”) from October 1989. Thereafter, minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the minimum annual rent as calculated as of November 1, 2017 plus 75% of subsequent cumulative CPI changes. The minimum annual rent cannot be less than a set amount. Percentage annual rent is gross income multiplied by 24.125%.
Clocktower Square	9/26/2056	The ground rent is minimum annual rent (adjusted every 10 years) plus 25% of adjusted gross income (“AGI”). Minimum rent adjustments add 60% of the average annual participation rent payable over five years. Annual participation is the excess of 25% of AGI over the minimum annual rent for a given lease year.
Del Amo	6/30/2049	Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease.
Ferry Building	Various	The land on which the building is situated is subject to a ground lease agreement that expires on April 1, 2067. The minimum annual rent (adjusted every 5 years) is the prior year’s minimum annual rent plus cumulative increase in CPI with a floor of 10% and a cap of 20%.

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

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rental expense for ground leases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contingent rental expense	$2,977	$2,453	$5,491	$5,548
Minimum rental expense	$4,606	$4,136	$9,209	$7,473

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of June 30, 2019:

Year	Lease Payments(1)
Remaining 2019	$9,211
2020	18,422
2021	18,422
2022	18,422
2023	18,499
Thereafter	501,926
TOTAL	$584,902
_________________
1.In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of June 30, 2019.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets(1)	$—	$2,023	$—	$2,023	$—	$16,687	$—	$16,687
Derivative liabilities(2)	$—	$(1,294)	$—	$(1,294)	$—	$—	$—	$—
Non-real estate investments(1)	$—	$4,637	$—	$4,637	$—	$2,713	$—	$2,713
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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
U.S. Government securities	$142,761	$146,664	$146,880	$147,686
Liabilities
Unsecured debt(1)(2)	$2,487,709	$2,527,147	$2,274,352	$2,227,265
Secured debt(1)	$365,099	$360,795	$365,381	$354,109
In-substance defeased debt	$136,636	$136,532	$138,223	$135,894
Joint venture partner debt	$66,136	$68,654	$66,136	$66,136
_________________
1.Amounts represent debt excluding net deferred financing costs.
2.The registered senior notes were issued at a discount/premium resulting in a net premium, including amortization, of $2.7 million and a discount, including amortization, of $0.6 million at June 30, 2019 and December 31, 2018, respectively.

14. Stock-Based Compensation

The Company has various stock compensation arrangements, which are more fully described in the 2018 Annual Report on Form 10-K. Under the 2010 Incentive Plan, as amended (“2010 Plan”), the Company’s board of directors (“Board”) has the ability to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards.

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

In December 2015, the compensation committee of the Board (the “Compensation Committee”) awarded a one-time special retention award to certain executives. The grants consist of time-based awards and performance-based awards. The time-

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
based awards vest in equal 25% installments over a four-year period, subject to the participant’s continued employment. The performance-based awards vest over a four-year period, subject to the achievement of applicable performance goals and the participant’s continued employment.

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

The per unit fair value of the grants from the 2019 OPP Plan was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumption
Expected price volatility for the Company	22.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	2.57%
Dividend yield	3.00%

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expensed stock compensation(1)	$5,067	$4,289	$10,217	$8,627
Capitalized stock compensation(2)	35	288	64	520
TOTAL STOCK COMPENSATION(3)	$5,102	$4,577	$10,281	$9,147
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income (loss) available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Basic and diluted net income (loss) available to common stockholders	$9,786	$16,202	$(29,606)	$64,779
Denominator:
Basic weighted average common shares outstanding	154,384,586	155,636,636	154,390,340	155,631,375
Effect of dilutive instruments(1)	302,675	953,591	—	932,591
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	154,687,261	156,590,227	154,390,340	156,563,966
Basic earnings (loss) per common share	$0.06	$0.10	$(0.19)	$0.42
Diluted earnings (loss) per common share	$0.06	$0.10	$(0.19)	$0.41
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

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per unit for net income (loss) available to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Basic and diluted net income (loss) available to common unitholders	$9,863	$16,261	$(29,714)	$65,015
Denominator:
Basic weighted average common units outstanding	155,105,359	156,205,681	155,047,979	156,198,825
Effect of dilutive instruments(1)	1,069,645	953,591	—	932,591
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	$156,175,004	$157,159,272	$155,047,979	$157,131,416
Basic earnings (loss) per common unit	$0.06	$0.10	$(0.19)	$0.42
Diluted earnings (loss) per common unit	$0.06	$0.10	$(0.19)	$0.41
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
16. Redeemable Non-Controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of June 30, 2019 and December 31, 2018, there were 392,598 series A preferred units of partnership interest in the operating partnership, or series A preferred units, issued and outstanding, which are not owned by the Company. On April 16, 2018, 14,468 series A preferred units of partnership interest were redeemed for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the date of redemption.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Series A Redeemable Preferred Units	Consolidated Entities
Balance at December 31, 2018	$9,815	$113,141
Contributions	—	2,941
Distributions	—	(7)
Declared dividend	(306)	—
Net income (loss)	306	(1,158)
BALANCE AT JUNE 30, 2019	$9,815	$114,917

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
17. Equity

The table below presents the activity related to Hudson Pacific Properties Inc.’s accumulated other comprehensive income (loss) (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Equity
Balance at December 31, 2018	$17,501	$—	$17,501
Unrealized (losses) gains recognized in OCI	(13,801)	1,304	(12,497)
Reclassification adjustment for realized gains(1)	(3,725)	—	(3,725)
Net change in OCI	(17,526)	1,304	(16,222)
BALANCE AT JUNE 30, 2019	$(25)	$1,304	$1,279
_____________
1.The gains and losses on the Company’s derivatives instruments are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $50.9 million for the six months ended June 30, 2019.

The table below presents the activity related to Hudson Pacific Properties L.P.’s OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Capital
Balance at December 31, 2018	$17,565	$—	$17,565
Unrealized (losses) gains recognized in OCI	(13,891)	1,315	(12,576)
Reclassification adjustment for realized gains(1)	(3,748)	—	(3,748)
Net change in OCI	(17,639)	1,315	(16,324)
BALANCE AT JUNE 30, 2019	$(74)	$1,315	$1,241
_____________
1.The gains and losses on the Company’s derivatives instruments are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $50.9 million for the six months ended June 30, 2019.

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

Performance Units in the Operating Partnership

Performance units are partnership interests in the operating partnership. Each performance unit awarded will be deemed equivalent to an award of one share of common stock under the 2010 Plan, reducing the availability for other equity awards on a one-for-one basis. Under the terms of the performance units, the operating partnership will revalue its assets for tax purposes upon the occurrence of certain specified events and any increase in valuation from the time of grant until such event will be allocated first to the holders of performance units to equalize the capital accounts of such holders with the capital accounts of common unitholders. Once vested and having achieved parity with common unitholders, performance units generally are convertible into common units in the operating partnership on a one-for-one basis.

Current Year Activity

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units as of:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

	June 30, 2019	December 31, 2018
Company-owned common units in the operating partnership	154,396,755	154,371,538
Company’s ownership interest percentage	99.5%	99.6%
Non-controlling units in the operating partnership(1)	720,773	569,045
Non-controlling ownership interest percentage	0.5%	0.4%
_________________
1.Represents units held by certain of the Company’s executive officers, directors and outside investors. As of June 30, 2019, this amount represents both common units and performance units of 550,969 and 169,804, respectively. As of December 31, 2018, this amount represents common units of 569,045.

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

The Company’s at-the-market, or ATM, program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the six months ended June 30, 2019. A cumulative total of $20.1 million has been sold as of June 30, 2019.

Share Repurchase Program

There have been no repurchases in 2019. On March 8, 2018, the Board increased the amount authorized under its share repurchase program to a total of $250.0 million. A cumulative total of $50.0 million has been repurchased as of June 30, 2019. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Dividends

The Board declared dividends on a quarterly basis and the Company paid the dividends during the quarters in which the dividends were declared. The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock	$0.25	$0.25	$0.50	$0.50
Common units	$0.25	$0.25	$0.50	$0.50
Series A preferred units	$0.3906	$0.3906	$0.7812	$0.7812
Performance units	$0.25	$0.25	$0.50	$0.50
Payment date	June 27, 2019	June 29, 2018	N/A	N/A
Record date	June 17, 2019	June 19, 2018	N/A	N/A

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

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Office segment
Office revenues	$179,047	$158,550	$354,905	$315,082
Office expenses	(60,896)	(53,940)	(121,711)	(107,180)
Office segment profit	118,151	104,610	233,194	207,902
Studio segment
Studio revenues	17,609	16,619	39,140	34,205
Studio expenses	(9,539)	(8,539)	(20,648)	(18,203)
Studio segment profit	8,070	8,080	18,492	16,002
TOTAL SEGMENT PROFIT	$126,221	$112,690	$251,686	$223,904

Segment revenues	$196,656	$175,169	$394,045	$349,287
Segment expenses	(70,435)	(62,479)	(142,359)	(125,383)
TOTAL SEGMENT PROFIT	$126,221	$112,690	$251,686	$223,904

The table below is a reconciliation of the total profit from all segments to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total profit from all segments	$126,221	$112,690	$251,686	$223,904
General and administrative	(18,344)	(16,203)	(36,438)	(31,767)
Depreciation and amortization	(69,606)	(60,706)	(138,111)	(121,259)
Loss from unconsolidated real estate investments	(85)	—	(85)	—
Interest expense	(26,552)	(19,331)	(50,902)	(39,834)
Interest income	1,008	66	2,032	75
Transaction-related expenses	—	—	(128)	(118)
Other income	181	319	75	723
Unrealized gain on non-real estate investment	—	928	—	928
Gains on sale of real estate	—	1,928	—	39,602
Impairment loss	—	—	(52,201)	—
NET INCOME (LOSS)	$12,823	$19,691	$(24,072)	$72,254

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

20. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2019, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of June 30, 2019, the Company has outstanding letters of credit totaling approximately $2.6 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

21. Supplemental Cash Flow Information

Supplemental cash flow information is included as follows:

	Six Months Ended June 30,
	2019	2018
Cash paid for interest, net of capitalized interest	$42,643	$39,042
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(9,564)	$(2,460)

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	Six Months Ended June 30,
	2019	2018
Beginning of period:
Cash and cash equivalents	$53,740	$78,922
Restricted cash	14,451	22,358
TOTAL	$68,191	$101,280

End of period:
Cash and cash equivalents	$48,172	$57,515
Restricted cash	13,375	8,472
TOTAL	$61,547	$65,987

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
22. Subsequent Events

On July 24, 2019, the Company sold its Campus Center office property for $70.3 million (before credits, prorations and closings costs). Proceeds from the sale approximated the carrying value after the impairment charge and $70.0 million of net proceeds were used to pay down the Company’s unsecured revolving credit facility.

On July 30, 2019, the Company sold its Campus Center developable land property for $78.1 million (before credits, prorations and closings costs), which resulted in a gain on sale. Net proceeds of $75.0 million were used to pay down the Company’s unsecured revolving credit facility.

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

•financial market and foreign currency fluctuations;

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at June 30, 2019, our consolidated office portfolio consisted of approximately 13.9 million square feet of in-service, redevelopment, development and held for sale properties. Additionally, as of June 30, 2019, our studio and land portfolio consisted of 1.2 million and 3.2 million, respectively, square feet of in-service. Our consolidated portfolio consists of 55 properties located in Northern and Southern California and the Pacific Northwest.

As of June 30, 2019, our consolidated in-service office portfolio was 94.1% leased (including leases not yet commenced). Our same-store studio properties were 92.6% leased for the average percent leased for the 12 months ended June 30, 2019.

The following table summarizes our portfolio as of June 30, 2019:

In-Service Portfolio	Number of Buildings	Rentable Square Feet(1)		Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent per Square Foot(4)
Office
Same-store(5)	32	7,886,740		95.1%	96.0%	$48.94
Stabilized non-same store(6)	9	2,645,040		96.9%	97.8%	$53.12
Total stabilized	41	10,531,780		95.6%	96.4%	$50.00
Lease-up(6)(7)	7	1,871,220		70.5%	80.8%	$50.52
Total in-service	48	12,403,000		91.8%	94.1%	$50.06
Redevelopment(6)	1	584,000			100.0%
Development(6)	2	408,227			74.0%
Held for sale(6)	1	471,580			—%
Total office	52	13,866,807
Studio
Same-store(8)	3	1,171,707			92.6%	$39.21
Non-same-store(9)	—	52,696			100.0%	$40.07
Total studio	3	1,224,403
Land	—	3,177,726	(10)(11)
TOTAL	55	18,268,936
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of June 30, 2019, divided by (ii) total square feet, expressed as a percentage.
3.Office portfolio is calculated as (i) square footage under commenced leases as of June 30, 2019, divided by (ii) total square feet, expressed as a percentage. Studio portfolio is calculated as (i) average square footage under commenced leases for the 12 months ended June 30, 2019, divided by (ii) total square feet, expressed as a percentage.
4.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of June 30, 2019. Annualized base rent does not reflect tenant reimbursements.
5.Includes office properties owned and included in our stabilized portfolio as of April 1, 2018 and still owned and included in the stabilized portfolio as of June 30, 2019.
6.Included in our non-same-store property group. Related to our Campus Center office property that was sold on July 24, 2019.
7.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of June 30, 2019.
8.Includes studio properties owned and included in our portfolio as of January 1, 2018 and still owned and included in our portfolio as of June 30, 2019.
9.Includes 41,496 square feet located at our 6605 Eleanor Avenue and 1034 Seward Street properties and 11,200 square feet located at our 6660 Santa Monica Boulevard property, included as part of Sunset Las Palmas Studios, that have not met the same-store studio threshold.
10.Includes 946,350 square feet of developable land, adjacent to our Campus Center office property, that was sold on July 30, 2019.
11.Includes 538,164 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights in the first quarter of 2019.

Overview

Acquisitions

On June 5, 2019, we purchased, through a joint venture with Blackstone, the Bentall Centre office properties and retail complex in Vancouver, Canada. We own 20% of this joint venture and serve as the operating partner. This joint venture is an unconsolidated entity, please refer to Part I, Item 1 “Note 4 to our Consolidated Financial Statements—Investment in unconsolidated real estate entity” for details.

We had no acquisitions related to consolidated entities during the six months ended June 30, 2019.

Dispositions

We had no dispositions during the six months ended June 30, 2019.

Held for Sale

As of June 30, 2019, we had one property, Campus Center, that met the criteria to be classified as held for sale. The property was identified as a non-strategic asset to our portfolio. We entered into an agreement on March 28, 2019 to sell our Campus Center property, which includes the office property and developable land, to two separate, unrelated buyers for a combined amount of approximately $148 million (before certain credits, prorations and closing costs). We recorded $52.2 million of impairment charges for the three months ended March 31, 2019 related to the Campus Center office property that was sold on July 24, 2019. The Campus Center land property was sold on July 30, 2019.

Redevelopment/Development

The following table summarizes the properties currently under redevelopment and development as well as future redevelopment and developments as of June 30, 2019:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Redevelopment:
One Westside	West Los Angeles	584,000	Q1-2022	Q2-2023
Total redevelopment		584,000

Development:
EPIC	Hollywood	302,102	Q4-2019	Q3-2021
Harlow	Hollywood	106,125	Q1-2020	Q3-2021
Total development		408,227
TOTAL REDEVELOPMENT AND DEVELOPMENT		992,227

Future Redevelopment and development:
Washington 1000	Denny Triangle	538,164	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Bronson Studios Lot D—Development	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development	Hollywood	423,396	TBD	TBD
Sunset Las Palmas Studios—Development	Hollywood	400,000	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
TOTAL FUTURE REDEVELOPMENT AND DEVELOPMENT		2,231,376
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of June 30, 2019 plus available space, for each of the nine full calendar years beginning January 1, 2019 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Expiring Leases	Square Footage of Expiring Leases	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)
Vacant	N/A	1,314,314	9.5%	N/A	N/A	N/A
2019(3)	84	683,597	5.0	$33,058,119	5.6%	$48.36
2020	150	905,452	6.6	44,634,378	7.6	49.30
2021	135	1,278,398	9.2	58,754,494	10.0	45.96
2022	133	1,259,614	9.1	60,395,352	10.2	47.95
2023	86	1,538,138	11.1	58,294,988	9.9	37.90
2024	93	1,487,257	10.8	71,634,235	12.2	48.17
2025	36	1,173,644	8.5	48,817,140	8.3	41.59
2026	18	333,758	2.4	18,109,269	3.1	54.26
2027	16	455,076	3.3	21,877,687	3.7	48.07
2028	17	555,792	4.0	34,495,313	5.9	62.07
Thereafter	30	1,526,827	11.0	79,108,481	13.4	51.81
Building management use	22	149,812	1.1	—	—	—
Signed leases not commenced(4)	22	1,166,450	8.4	60,188,877	10.2	51.60
TOTAL/WEIGHTED AVERAGE	842	13,828,129	100.0%	$589,368,333	100.0%	$47.10
_____________
1.Rent data for our office properties is presented on an annualized basis without regard to cancellation options. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) as of June 30, 2019, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
2.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases, divided by (ii) square footage under commenced leases as of June 30, 2019.
3.Excludes 22,553-square-foot management office occupied by Hudson Pacific Properties, Inc. The management office is reflected under building management use in the table above.
4.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for space not occupied as of June 30, 2019 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements)) under uncommenced leases for vacant space as of June 30, 2019, divided by (ii) square footage under uncommenced leases as of June 30, 2019.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Renewals(1)
Number of leases	37	25	53	44
Square feet	181,221	372,629	278,344	675,030
Tenant improvement costs per square foot(2)(3)	$12.75	$9.98	$11.18	$25.36
Leasing commission costs per square foot(2)	8.87	9.31	8.54	11.46
Total tenant improvement and leasing commission costs(2)	$21.62	$19.29	$19.72	$36.82

New leases(4)
Number of leases	33	44	62	80
Square feet	263,506	430,989	1,210,519	684,844
Tenant improvement costs per square foot(2)(3)	$52.73	$37.60	$83.90	$41.07
Leasing commission costs per square foot(2)	12.53	13.22	29.00	13.70
Total tenant improvement and leasing commission costs(2)	$65.26	$50.82	$112.90	$54.77

TOTAL
Number of leases	70	69	115	124
Square feet	444,727	803,618	1,488,863	1,359,874
Tenant improvement costs per square foot(2)(3)	$36.44	$24.80	$70.31	$33.27
Leasing commission costs per square foot(2)	11.04	11.40	25.17	12.59
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$47.48	$36.20	$95.48	$45.86
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

Financings

During the six months ended June 30, 2019, the outstanding borrowings on the unsecured revolving credit facility decreased by $215.0 million, net of draws. We use the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

On March 1, 2019, we entered into a loan agreement to borrow up to $235.0 million on a revolving basis, maturing on March 1, 2024. We drew $5.0 million to pay down the Sunset Gower Studios/Sunset Bronson Studios construction loan that matured on March 4, 2019. The unused fee rate is 0.20%.

On June 14, 2019, our operating partnership completed an underwritten public offering of $150.0 million in senior notes due April 1, 2029. These notes were issued as additional notes under the indenture pursuant to which our operating partnership previously issued $350.0 million of 4.65% senior notes due 2029. The notes are fully and unconditionally guaranteed by us. The net proceeds from the offering, after deducting the underwriting discount and commissions, were approximately $155.3 million, $150.0 million of which were used by our operating partnership to repay outstanding borrowings under our unsecured revolving credit facility.

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

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of April 1, 2018 and still owned and included in the stabilized portfolio as of June 30, 2019; and

•Non-same-store properties include:
•Stabilized non-same-store properties
•Lease-up properties
•Development properties
•Redevelopment properties

•Held for sale properties

The following table reconciles net income to NOI:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
Net income	$12,823	$19,691	$(6,868)	(34.9)%
Adjustments:
Loss from unconsolidated real estate investments	85	—	85	100.0
Interest expense	26,552	19,331	7,221	37.4
Interest income	(1,008)	(66)	(942)	1,427.3
Other income	(181)	(319)	138	(43.3)
Unrealized gain on non-real estate investment	—	(928)	928	(100.0)
Gains on sale of real estate	—	(1,928)	1,928	(100.0)
General and administrative	18,344	16,203	2,141	13.2
Depreciation and amortization	69,606	60,706	8,900	14.7
NOI	$126,221	$112,690	$13,531	12.0%

Same-store NOI	$91,839	$82,978	$8,861	10.7%
Non-same-store NOI	34,382	29,712	4,670	15.7
NOI	$126,221	$112,690	$13,531	12.0%

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

	Three Months Ended June 30,
	2019	2018
Revenues
Office
Rental	$172,256	$129,732
Tenant recoveries	—	21,960
Service revenues	6,791	6,858
Total office revenues	179,047	158,550
Studio
Rental	14,521	10,708
Tenant recoveries	—	500
Service revenues and other	3,088	5,411
Total studio revenues	17,609	16,619
TOTAL REVENUES	$196,656	$175,169

We evaluate rental and tenant recoveries separately. Tenant recoveries are not a measure of revenues as allowed by GAAP and should not be considered an alternative to our GAAP measures included in our Consolidated Statement of Operations. The following table reports the breakdown of the 2019 rental income based on the 2018 presentation:

	Three Months Ended June 30,
	2019	2018
Revenues
Office
Rental	$146,637	$129,732
Tenant recoveries	25,619	21,960
Service revenues	6,791	6,858
Total office revenues	179,047	158,550

Studio
Rental	13,163	10,708
Tenant recoveries	1,358	500
Service revenues and other	3,088	5,411
Total studio revenues	17,609	16,619

TOTAL REVENUES	$196,656	$175,169

The following table summarizes certain statistics of our same-store office and studio properties:

	Three Months Ended June 30,
	2019	2018
Same-store office
Number of properties	32	32
Rentable square feet	7,886,740	7,886,740
Ending % leased	96.0%	93.4%
Ending % occupied	95.1%	92.6%
Average % occupied for the period	94.1%	92.7%
Average annual rental rate per square foot	$48.94	$46.42

Same-store studio
Number of properties	3	3
Rentable square feet	1,171,707	1,171,707
Average % occupied for the period(1)	92.6%	88.1%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended June 30,
	2019			2018
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$95,132	$51,505	$146,637	$87,601	$42,131	$129,732
Tenant recoveries	18,106	7,513	25,619	16,867	5,093	21,960
Service revenues	5,013	1,778	6,791	5,210	1,648	6,858
Total office revenues	118,251	60,796	179,047	109,678	48,872	158,550

Studio
Rental	12,612	551	13,163	10,708	—	10,708
Tenant recoveries	1,442	(84)	1,358	500	—	500
Service revenues and other	2,911	177	3,088	5,411	—	5,411
Total studio revenues	16,965	644	17,609	16,619	—	16,619

Total revenues	135,216	61,440	196,656	126,297	48,872	175,169

Operating expenses
Office operating expenses	33,833	27,063	60,896	34,780	19,160	53,940
Studio operating expenses	9,544	(5)	9,539	8,539	—	8,539
Total operating expenses	43,377	27,058	70,435	43,319	19,160	62,479

Office NOI	84,418	33,733	118,151	74,898	29,712	104,610
Studio NOI	7,421	649	8,070	8,080	—	8,080
NOI	$91,839	$34,382	$126,221	$82,978	$29,712	$112,690

The following table gives further detail on our change in NOI:

	Three Months Ended June 30, 2019 as compared to Three Months Ended June 30, 2018
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$7,531	8.6%	$9,374	22.2%	$16,905	13.0%
Tenant recoveries	1,239	7.3	2,420	47.5	3,659	16.7
Service revenues	(197)	(3.8)	130	7.9	(67)	(1.0)
Total office revenues	8,573	7.8	11,924	24.4	20,497	12.9

Studio
Rental	1,904	17.8	551	100.0	2,455	22.9
Tenant recoveries	942	188.4	(84)	(100.0)	858	171.6
Service revenues and other	(2,500)	(46.2)	177	100.0	(2,323)	(42.9)
Total studio revenues	346	2.1	644	100.0	990	6.0

Total revenues	8,919	7.1	12,568	25.7	21,487	12.3

Operating expenses
Office operating expenses	(947)	(2.7)	7,903	41.2	6,956	12.9
Studio operating expenses	1,005	11.8	(5)	(100.0)	1,000	11.7
Total operating expenses	58	0.1	7,898	41.2	7,956	12.7

Office NOI	9,520	12.7	4,021	13.5	13,541	12.9
Studio NOI	(659)	(8.2)	649	100.0	(10)	(0.1)
NOI	$8,861	10.7%	$4,670	15.7%	$13,531	12.0%

NOI increased $13.5 million, or 12.0%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily resulting from:

•$8.9 million increase in NOI from our same-store properties driven by:
•an increase in office NOI of $9.5 million primarily due to:
•$7.5 million increase in rental revenues primarily relating to leases signed at our 1455 Market (Square, Inc. and WeWork Companies Inc.), ICON (Netflix, Inc.), Rincon Center (Twilio Inc.), Concourse (Nutanix, Inc. and VitalConnect) and Towers at Shore Center (Poshmark, Inc.) properties at a higher rate than expiring leases;
•$1.2 million increase in tenant recoveries primarily relating to an increase in occupancy at our Concourse and Rincon Center properties and a restoration fee at our Page Mill Center property; and
•$0.9 million decrease in operating expenses primarily relating to prior year property tax reassessments for our Rincon Center property, partially offset by prior year tax adjustment for our 1455 Market property and an overall increase in occupancy.
•a decrease in studio NOI of $0.7 million primarily due to:
•$2.5 million decrease in service revenues and other primarily relating to lower production activity at our studios related to the increase in our tenant mix related to streaming providers (rather than traditional network broadcasters); and
•$1.0 million increase in operating expenses primarily relating to increased staffing for security, janitorial and other services, partially offset by lower production activity;
•partially offset by $1.9 million increase in rental revenues primarily relating to higher rental rates and an overall increase in occupancy; and
•$0.9 million increase in tenant recoveries primarily relating to an increase in operating expenses.
•$4.7 million increase in NOI from our non-same-store properties driven by:
•overall increase in office NOI of $4.0 million primarily due to:
•$9.4 million increase in rental revenues primarily relating to:

•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties; and
•leases signed at our Palo Alto Square (Orbital Insight, Inc), Gateway (Santa Clara Valley Transportation Authority and NEC Laboratories America, Inc.), MaxWell (WeWork Companies, Inc.) and Metro Plaza (Nutanix, Inc.) properties at a higher rate than expiring leases and higher occupancy due to lease-up of our CUE (Netflix, Inc.) property.
•$2.4 million increase in tenant recoveries primarily relating to:
•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties; and
•an increase in occupancy at our Palo Alto Square property.
•partially offset by $7.9 million increase in operating expenses primarily relating to:
•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties; and
•an increase in costs associated with recently completed development properties.
•an increase in studio NOI of $0.6 million resulting from our acquisition of 6605 Eleanor Avenue (June 2018), 1034 Seward Street (June 2018) and 6660 Santa Monica (October 2018) properties.

Other Expenses (Income)

Interest Expense

The following table presents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2019	2018	Dollar Change	Percent Change
Gross interest expense	$28,980	$21,514	$7,466	34.7%
Capitalized interest	(3,871)	(3,618)	(253)	7.0
Amortization of deferred financing costs and loan discounts/premiums	1,443	1,435	8	0.6
TOTAL	$26,552	$19,331	$7,221	37.4%

Gross interest expense increased by $7.5 million, or 34.7%, to $29.0 million for the three months ended June 30, 2019 compared to $21.5 million for the three months ended June 30, 2018. The increase was primarily driven by assumed debt associated with One Westside and 10850 Pico (August 2018) properties and joint venture partner debt related to our Ferry Building (October 2018) property and our 4.65% registered senior notes (February and June 2019) at higher interest rate than debt repaid with the proceeds.

Capitalized interest increased by $0.3 million, or 7.0%, to $3.9 million for the three months ended June 30, 2019 compared to $3.6 million for the three months ended June 30, 2018. The increase was primarily driven by our One Westside redevelopment property, partially offset by recently completed development properties.

Gains on Sale of Real Estate

We generated no gains on sale of real estate for three months ended June 30, 2019 compared to $1.9 million during the three months ended June 30, 2018, which resulted from the sale of our 9300 Wilshire (April 2018) property.

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $2.1 million, or 13.2%, to $18.3 million for the three months ended June 30, 2019 compared to $16.2 million for the three months ended June 30, 2018. The change was primarily attributable to the adoption of the 2019 Hudson Pacific Properties, Inc. Outperformance Program and an increase in staffing to meet operational needs. Additionally, we adopted ASC 842 on January 1, 2019 which resulted in more payroll being expensed rather than capitalized to deferred leasing costs. The increase was partially offset by a decrease in shareholder relations costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $8.9 million, or 14.7%, to $69.6 million for the three months ended June 30, 2019 compared to $60.7 million for the three months ended June 30, 2018. The increase was primarily related to our acquisition of the Ferry Building (October 2018) and recently completed development properties. The increase was partially offset by the sale of our Peninsula Office Park (July 2018) property.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2018 and still owned and included in the stabilized portfolio as of June 30, 2019; and

•Non-same-store properties include:
•Stabilized non-same-store properties
•Lease-up properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net (loss) income to NOI:

	Six Months Ended June 30, 2019		Dollar Change	Percent Change
	2019	2018
Net (loss) income	$(24,072)	$72,254	$(96,326)	(133.3)%
Adjustments:
Loss from unconsolidated real estate investments	85	—	85	100.0
Interest expense	50,902	39,834	11,068	27.8
Interest income	(2,032)	(75)	(1,957)	2,609.3
Transaction-related expenses	128	118	10	8.5
Other income	(75)	(723)	648	(89.6)
Unrealized gain on non-real estate investment	—	(928)	928	100.0
Gains on sale of real estate	—	(39,602)	39,602	100.0
Impairment loss	52,201	—	52,201	100.0
General and administrative	36,438	31,767	4,671	14.7
Depreciation and amortization	138,111	121,259	16,852	13.9
NOI	$251,686	$223,904	$27,782	12.4%

Same-store NOI	$180,133	$164,123	$16,010	9.8%
Non-same-store NOI	71,553	59,781	11,772	19.7
NOI	$251,686	$223,904	$27,782	12.4%

Rental Components

The following table presents our revenues in accordance with GAAP:

	Six Months Ended June 30,
	2019	2018
Revenues
Office
Rental	$342,453	$259,814
Tenant recoveries	—	42,864
Service revenues	12,452	12,404
Total office revenues	354,905	315,082
Studio
Rental	26,915	21,091
Tenant recoveries	—	854
Service revenues and other	12,225	12,260
Total studio revenues	39,140	34,205
TOTAL REVENUES	$394,045	$349,287

We evaluate rental and tenant recoveries separately. Tenant recoveries are not a measure of revenues as allowed by GAAP and should not be considered an alternative to our GAAP measures included in our Consolidated Statement of Operations. The following table reports the breakdown of the 2019 rental income based on the 2018 presentation:

	Six Months Ended June 30,
	2019	2018
Revenues
Office
Rental	$292,097	$259,814
Tenant recoveries	50,356	42,864
Service revenues	12,452	12,404
Total office revenues	354,905	315,082

Studio
Rental	23,977	21,091
Tenant recoveries	2,938	854
Service revenues and other	12,225	12,260
Total studio revenues	39,140	34,205
TOTAL REVENUES	$394,045	$349,287

The following table summarizes certain statistics of our same-store office and studio properties:

	Six Months Ended June 30,
	2019	2018
Same-store office
Number of properties	31	31
Rentable square feet	7,842,480	7,842,480
Ending % leased	95.9%	93.4%
Ending % occupied	95.1%	92.6%
Average % occupied for the period	93.5%	92.8%
Average annual rental rate per square foot	$48.82	$46.30

Same-store studio
Number of properties	3	3
Rentable square feet	1,171,707	1,171,707
Average % occupied for the period(1)	92.6%	88.1%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Six Months Ended June 30,
	2019			2018
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$187,378	$104,719	$292,097	$173,551	$86,263	$259,814
Tenant recoveries	35,247	15,109	50,356	33,305	9,559	42,864
Service revenues	9,204	3,248	12,452	9,314	3,090	12,404
Total office revenues	231,829	123,076	354,905	216,170	98,912	315,082

Studio
Rental	22,948	1,029	23,977	21,091	—	21,091
Tenant recoveries	2,669	269	2,938	854	—	854
Service revenues and other	12,259	(34)	12,225	12,260	—	12,260
Total studio revenues	37,876	1,264	39,140	34,205	—	34,205

Total revenues	269,705	124,340	394,045	250,375	98,912	349,287

Operating expenses
Office operating expenses	69,045	52,666	121,711	68,049	39,131	107,180
Studio operating expenses	20,527	121	20,648	18,203	—	18,203
Total operating expenses	89,572	52,787	142,359	86,252	39,131	125,383

Office NOI	162,784	70,410	233,194	148,121	59,781	207,902
Studio NOI	17,349	1,143	18,492	16,002	—	16,002
NOI	$180,133	$71,553	$251,686	$164,123	$59,781	$223,904

The following table gives further detail on our change in NOI:

	Six Months Ended June 30, 2019 as compared to Six Months Ended June 30, 2018
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$13,827	8.0%	$18,456	21.4%	$32,283	12.4%
Tenant recoveries	1,942	5.8	5,550	58.1	7,492	17.5
Service revenues	(110)	(1.2)	158	5.1	48	0.4
Total office revenues	15,659	7.2	24,164	24.4	39,823	12.6

Studio
Rental	1,857	8.8	1,029	100.0	2,886	13.7
Tenant recoveries	1,815	212.5	269	100.0	2,084	244.0
Service revenues and other	(1)	—	(34)	(100.0)	(35)	(0.3)
Total studio revenues	3,671	10.7	1,264	100.0	4,935	14.4

Total revenues	19,330	7.7	25,428	25.7	44,758	12.8

Operating expenses
Office operating expenses	996	1.5	13,535	34.6	14,531	13.6
Studio operating expenses	2,324	12.8	121	100.0	2,445	13.4
Total operating expenses	3,320	3.8	13,656	34.9	16,976	13.5

Office NOI	14,663	9.9	10,629	17.8	25,292	12.2
Studio NOI	1,347	8.4	1,143	100.0	2,490	15.6
NOI	$16,010	9.8%	$11,772	19.7%	$27,782	12.4%

NOI increased $27.8 million, or 12.4%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily resulting from:

•$16.0 million increase in NOI from our same-store properties driven by:
•an increase in office NOI of $14.7 million primarily due to:
•$13.8 million increase in rental revenues primarily relating to leases signed at our 1455 Market (Square, Inc. and WeWork Companies Inc.), ICON (Netflix, Inc.), Rincon Center (Twilio, Inc.), Concourse (Nutanix, Inc. and VitalConnect) and Towers at Shore Center (Poshmark, Inc.) properties at a higher rate than expiring leases; and
•$1.9 million increase in tenant recoveries primarily relating to an increase in occupancy at our Rincon Center and Concourse properties and a restoration fee at our Page Mill Center property;
•partially offset by $1.0 million increase in operating expenses primarily relating to an overall increase in occupancy and prior year tax adjustment for our 1455 Market property, partially offset by prior year property tax reassessments for our Rincon Center property.
•an increase in studio NOI of $1.3 million primarily due to:
•$1.9 million increase in rental revenues primarily relating to an overall increase in occupancy and higher rental rates at our studios; and
•$1.8 million increase in tenant recoveries primarily relating to an increase in operating expenses;
•partially offset by $2.3 million increase in operating expenses relating to staffing for security, janitorial and other services.
•$11.8 million increase in NOI from our non-same-store properties driven by:
•overall increase in office NOI of $10.6 million primarily due to:
•$18.5 million increase in rental revenues primarily relating to:
•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties; and

•leases signed at our Gateway (Lumenis, Inc., Santa Clara Valley Transportation Authority and NEC Laboratories America, Inc.), Palo Alto Square (Orbital Insight, Inc), Metro Plaza (Nutanix, Inc.) and MaxWell (WeWork Companies, Inc.) properties at a higher rate than expiring leases, higher occupancy due to lease-up of our CUE (Netflix, Inc.) and 450 Alaskan (Nestle USA, Inc. and Regus) properties.
•$5.6 million increase in tenant recoveries primarily relating to:
•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties; and
•an increase in occupancy at our Palo Alto Square and Metro Center properties and an increase in operating expenses.
•partially offset by $13.5 million increase in operating expenses primarily relating to:
•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties; and
•an increase in costs associated with recently completed development properties.
•an increase in studio NOI of $1.1 million resulting from our acquisition of 6605 Eleanor Avenue (June 2018), 1034 Seward Street (June 2018) and 6660 Santa Monica (October 2018) properties.

Other Expenses (Income)

Interest Expense

The following table presents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Six Months Ended June 30,
	2019	2018	Dollar Change	Percent Change
Gross interest expense	$56,445	$43,945	$12,500	28.4%
Capitalized interest	(8,577)	(7,204)	(1,373)	19.1
Amortization of deferred financing costs and loan discounts/premiums	3,034	3,093	(59)	(1.9)
TOTAL	$50,902	$39,834	$11,068	27.8%

Gross interest expense increased by $12.5 million, or 28.4%, to $56.4 million for the six months ended June 30, 2019 compared to $43.9 million for the six months ended June 30, 2018. The increase was primarily driven by assumed debt associated with One Westside and 10850 Pico (August 2018) properties and joint venture partner debt related to our Ferry Building (October 2018) property and our 4.65% registered senior notes (February and June 2019) at higher interest rate than debt repaid with the proceeds.

Capitalized interest increased $1.4 million, or 19.1%, to $8.6 million for the six months ended June 30, 2019 compared to $7.2 million for the six months ended June 30, 2018. The increase was primarily driven by our One Westside redevelopment property and our EPIC and Harlow development properties, partially offset by recently completed development properties.

Gains on Sale of Real Estate

We generated no gains on sale of real estate for six months ended June 30, 2019 compared to $39.6 million during the six months ended June 30, 2018, which resulted from the sale of our Embarcadero Place (January 2018), 2600 Campus Drive (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties.

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $4.7 million, or 14.7%, to $36.4 million for the six months ended June 30, 2019 compared to $31.8 million for the six months ended June 30, 2018. The change was primarily attributable to the adoption of the 2019 Hudson Pacific Properties, Inc. Outperformance Program and an increase in staffing to meet operational needs. Additionally, we adopted ASC 842 on January 1, 2019 which resulted in more payroll being expensed rather than capitalized to deferred leasing costs. The increase was partially offset by a decrease in shareholder relations costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $16.9 million, or 13.9%, to $138.1 million for the six months ended June 30, 2019 compared to $121.3 million for the six months ended June 30, 2018. The increase was primarily related to our acquisition of the Ferry Building (October 2018) and recently completed development properties. The increase was partially offset by the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties.

Impairment Loss

We recorded $52.2 million of impairment charges related to our Campus Center office property that was held for sale as of June 30, 2019. Our estimated fair value was based on the sale price. We did not recognize impairment charges during the six months ended June 30, 2018.

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

Liquidity Sources

We had $48.2 million of cash and cash equivalents at June 30, 2019. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through June 30, 2019. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of June 30, 2019, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, $185.0 million of which had been drawn. As of June 30, 2019, we had total borrowing capacity of $235.0 million secured by our Sunset Bronson Studios/ICON/CUE properties, $5.0 million of which had been drawn.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total consolidated market capitalization (counting series A preferred units as debt) as of June 30, 2019:

June 30, 2019
Unsecured and secured debt(1)	$2,850,099
Series A preferred units	9,815
Total consolidated debt	2,859,914
Common equity capitalization(2)	5,248,057
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$8,107,971
Total consolidated debt/total consolidated market capitalization	35.3%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of our stock, as reported by the NYSE, as of June 30, 2019.

Outstanding Indebtedness

The following table sets forth information as of June 30, 2019 and December 31, 2018 with respect to our outstanding indebtedness (excluding unamortized deferred financing costs and loan discounts/premiums):

	June 30, 2019	December 31, 2018
Unsecured debt	$2,485,000	$2,275,000
Secured debt	$365,099	$365,381
In-substance defeased debt	$136,636	$138,223
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of June 30, 2019.

Liquidity Uses

Contractual Obligations

During the six months ended June 30, 2019, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2018 Annual Report on Form 10-K. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Debt,” for information regarding our minimum future principal payments due on our outstanding debt. See Part I, Item 1 “Note 11 to our Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum ground lease payments. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Prepaid Expenses and Other Assets, net” for additional contingencies.

Cash Flows

A comparison of our cash flow activity is as follows:

	Six Months Ended June 30,
	2019	2018	Dollar Change	Percent Change
Net cash provided by operating activities	$145,716	$102,519	$43,197	42.1%
Net cash (used in) provided by investing activities	$(270,036)	$7,502	$(277,538)	(3,699.5)%
Net cash provided by (used in) financing activities	$117,676	$(145,314)	$262,990	(181.0)%

Cash and cash equivalents and restricted cash were $61.5 million and $68.2 million at June 30, 2019 and December 31, 2018, respectively.

Operating Activities

Net cash provided by operating activities increased by $43.2 million, or 42.1%, to $145.7 million for the six months ended June 30, 2019 compared to $102.5 million for the six months ended June 30, 2018. The change resulted primarily from higher cash NOI related to our recent acquisitions, 10850 Pico (August 2018) and Ferry Building (October 2018) properties, and commencement of leases at Rincon Center (Twilio, Inc.), Palo Alto Square (Orbital Insight, Inc), Gateway (Lumenis, Inc. and Santa Clara Valley Transportation Authority) properties, partially offset by lower cash rents due to the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties.

Investing Activities

Net cash used in investing activities increased by $277.5 million, or 3,699.5%, to $270.0 million for the six months ended June 30, 2019 compared to net cash provided by investing activities of $7.5 million for the six months ended June 30, 2018. The increase resulted primarily from no sales of real estate properties in 2019 compared to $250.2 million of proceeds from sales in 2018 and a $64.4 million contribution made to our unconsolidated entities in 2019. The increase was partially offset by lower cash used to acquire real estate.

Financing Activities

Net cash provided by financing activities increased by $263.0 million, or 181.0%, to $117.7 million for the six months ended June 30, 2019 compared to net cash used in financing activities of $145.3 million for the six months ended June 30, 2018. The change resulted primarily from an increase in proceeds from debt, partially offset by increase in paydowns of debt.

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

Non-GAAP Supplemental Financial Measure: Funds From Operations

We calculate FFO in accordance with the White Paper issued in December 2018 on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), adjusting for consolidated and unconsolidated joint ventures. The calculation of FFO includes amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. In the December 2018 White Paper, NAREIT, provided an option to include value changes in mark to market equity securities in the calculation of FFO. We elected this option, retroactively during the fourth quarter of 2018.

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

The following table presents a reconciliation of net income (loss) to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$12,823	$19,691	$(24,072)	$72,254
Adjustments:
Depreciation and amortization—Consolidated	69,606	60,706	138,111	121,259
Depreciation and amortization—Corporate-related	(530)	(489)	(1,053)	(973)
Depreciation and amortization—Company’s share from unconsolidated real estate investment	563	—	563	—
Gains on sale of real estate	—	(1,928)	—	(39,602)
Impairment loss	—	—	52,201	—
Unrealized gain on non-real estate investment	—	(928)	—	(928)
FFO attributable to non-controlling interests	(6,831)	(5,316)	(13,569)	(10,647)
FFO attributable to preferred units	(153)	(153)	(306)	(312)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$75,478	$71,583	$151,875	$141,051

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2018 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2019 to the information provided in Part II, Item 7A, of our 2018 Annual Report on Form 10-K.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our unconsolidated real estate entity operating in Canada. The unconsolidated real estate entity’s functional currency is the local currency. Any gains or losses resulting from the translation of Canadian dollars to U.S. dollars are classified on our Balance Sheet as a separate component of other comprehensive income (loss) and are excluded from net income (loss).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities:

During the second quarter of 2019, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the second quarter of 2019, we issued an aggregate of 23,174 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with restricted stock awards for a net issuance of 23,174 shares of common stock. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s partnership agreement. During the second quarter of 2019, our operating partnership issued an aggregate of 23,174 common units to us.

All other issuances of unregistered equity securities of our operating partnership during the second quarter of 2019 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $7.49 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds from Registered Securities: None

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	10-K	001-34789	10.1	February 26, 2016
3.4	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.
101	The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 1, 2019	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 1, 2019	/S/ MARK LAMMAS
Mark Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 1, 2019	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 1, 2019	/S/ MARK LAMMAS
Mark Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)