Form 10-Q
period 2019-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2019-11-01
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at October 30, 2019 was 154,959,886.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of September 30, 2019, Hudson Pacific Properties, Inc. owned approximately 99.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 0.8% interest was owned by certain of our executive officers, directors and outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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
To help investors understand the significant differences between our Company and our operating partnership, this report presents the consolidated financial statements and Note 15—Earnings Per Share separately for our Company and our operating partnership. All other sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are presented together for our Company and our operating partnership.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Investment in real estate, at cost	$7,162,474	$7,059,537
Accumulated depreciation and amortization	(841,802)	(695,631)
Investment in real estate, net	6,320,672	6,363,906
Cash and cash equivalents	56,777	53,740
Restricted cash	12,562	14,451
Accounts receivable, net	15,432	14,004
Straight-line rent receivables, net	181,971	142,369
Deferred leasing costs and lease intangible assets, net	294,959	279,896
U.S. Government securities	142,268	146,880
Operating lease right-of-use asset	270,318	—
Prepaid expenses and other assets, net	69,152	55,633
Investment in unconsolidated real estate entity	64,183	—
TOTAL ASSETS	$7,428,294	$7,070,879

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$2,728,387	$2,623,835
In-substance defeased debt	135,846	138,223
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	261,272	175,300
Operating lease liability	273,624	—
Lease intangible liabilities, net	34,717	45,612
Security deposits and prepaid rent	64,474	68,687
Total liabilities	3,564,456	3,117,793

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	122,216	113,141

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 authorized, 154,414,452 shares and 154,371,538 shares outstanding at September 30, 2019 and December 31, 2018, respectively	1,543	1,543
Additional paid-in capital	3,442,136	3,524,502
Accumulated other comprehensive (loss) income	(2,727)	17,501
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,440,952	3,543,546
Non-controlling interest—members in consolidated entities	269,662	268,246
Non-controlling interest—units in the operating partnership	21,193	18,338
Total equity	3,731,807	3,830,130
TOTAL LIABILITIES AND EQUITY	$7,428,294	$7,070,879

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Office
Rental (Note 2)	$179,197	$129,963	$521,650	$389,777
Tenant recoveries (Note 2)	—	24,615	—	67,479
Service revenues and other (Note 2)	6,818	6,868	19,270	19,272
Total office revenues	186,015	161,446	540,920	476,528
Studio
Rental (Note 2)	11,086	11,731	38,001	32,822
Tenant recoveries (Note 2)	—	299	—	1,153
Service revenues and other (Note 2)	11,117	7,222	23,342	19,482
Total studio revenues	22,203	19,252	61,343	53,457
Total revenues	208,218	180,698	602,263	529,985
OPERATING EXPENSES
Office operating expenses	66,969	57,295	188,680	164,475
Studio operating expenses	11,440	10,511	32,088	28,714
General and administrative	17,661	14,280	54,099	46,047
Depreciation and amortization	69,781	62,224	207,892	183,483
Total operating expenses	165,851	144,310	482,759	422,719
OTHER INCOME (EXPENSE)
Loss from unconsolidated joint venture	(260)	—	(345)	—
Interest expense	(26,590)	(20,131)	(77,492)	(59,965)
Interest income	1,002	418	3,034	493
Transaction-related expenses	(331)	(165)	(459)	(283)
Unrealized gain on non-real estate investment	—	—	—	928
Gain on sale of real estate	47,100	3,735	47,100	43,337
Impairment loss	—	—	(52,201)	—
Other (loss) income	(333)	25	(258)	748
Total other income (expense)	20,588	(16,118)	(80,621)	(14,742)
Net income	62,955	20,270	38,883	92,524
Net income attributable to preferred units	(153)	(153)	(459)	(465)
Net income attributable to participating securities	(274)	(118)	(138)	(555)
Net income attributable to non-controlling interest in consolidated real estate entities	(3,660)	(2,520)	(9,798)	(9,010)
Net loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	347	(49)	1,505	(49)
Net income attributable to non-controlling interest in the operating partnership	(460)	(63)	(225)	(299)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$58,755	$17,367	$29,768	$82,146

BASIC AND DILUTED PER SHARE AMOUNTS
Net income attributable to common stockholders—basic	$0.38	$0.11	$0.19	$0.53
Net income attributable to common stockholders—diluted	$0.38	$0.11	$0.19	$0.52
Weighted average shares of common stock outstanding—basic	154,414,452	155,649,110	154,398,466	155,637,351
Weighted average shares of common stock outstanding—diluted	156,498,919	156,669,247	156,400,075	156,628,488

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$62,955	$20,270	$38,883	$92,524
Currency translation adjustments	(720)	—	595	—
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(1,957)	2,492	(15,847)	16,218
Reclassification adjustment for realized gains	(1,360)	(1,060)	(5,109)	(1,789)
Total net unrealized (losses) gains on derivative instruments:	(3,317)	1,432	(20,956)	14,429
Total other comprehensive (loss) income	(4,037)	1,432	(20,361)	14,429
Comprehensive income	58,918	21,702	18,522	106,953
Comprehensive income attributable to preferred units	(153)	(153)	(459)	(465)
Comprehensive income attributable to participating securities	(274)	(128)	(138)	(652)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(3,660)	(2,520)	(9,798)	(9,010)
Comprehensive loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	347	(49)	1,505	(49)
Comprehensive income attributable to non-controlling interest in the operating partnership	(429)	(68)	(92)	(351)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$54,749	$18,784	$9,540	$96,426

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2018
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Units in the Operating Partnership	Members in Consolidated Entities	Total Equity
Balance at June 30, 2018	155,647,733	$1,556	$3,615,833	$—	$26,407	$16,557	$265,695	$3,926,048
Contributions	—	—	—	—	—	—	(205)	(205)
Distributions	—	—	—	—	—	—	(1,024)	(1,024)
Proceeds from sale of common stock, net of underwriters discount	—	—	207	—	—	—	—	207
Issuance of unrestricted stock	1,392	—	—	—	—	—	—	—
Declared Dividend	—	—	(21,691)	(17,485)	—	(178)	—	(39,354)
Amortization of stock-based compensation	—	—	3,555	—	—	1,019	—	4,574
Net income	—	—	—	17,485	—	63	2,520	20,068
Other comprehensive gain	—	—	—	—	1,427	5	—	1,432
Balance at September 30, 2018	155,649,125	$1,556	$3,597,904	$—	$27,834	$17,466	$266,986	$3,911,746

Balance at December 31, 2017	155,602,508	$1,556	$3,622,988	$—	$13,227	$14,591	$258,602	$3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	—	—	(231)	230	1	—	—
Contributions	—	—	—	—	—	—	2,486	2,486
Distributions	—	—	—	—	—	—	(3,112)	(3,112)
Issuance of unrestricted stock	66,970	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding	(20,353)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	(35,055)	(82,470)	—	(534)	—	(118,059)
Amortization of stock-based compensation	—	—	10,664	—	—	3,057	—	13,721
Net income	—	—	—	82,701	—	299	9,010	92,010
Other comprehensive gain	—	—	—	—	14,377	52	—	14,429
Balance at September 30, 2018	155,649,125	$1,556	$3,597,904	$—	$27,834	$17,466	$266,986	$3,911,746

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2019
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Entities	Total Equity
Balance at June 30, 2019	154,396,755	$1,543	$3,450,155	$(31,355)	$1,279	$18,999	$268,158	$3,708,779
Distributions	—	—	—	—	—	—	(2,156)	(2,156)
Issuance of unrestricted stock	17,697	—	—	—	—	—	—	—
Declared dividend	—	—	(11,110)	(27,674)	—	(348)	—	(39,132)
Amortization of stock-based compensation	—	—	3,091	—	—	2,113	—	5,204
Net income	—	—	—	59,029	—	460	3,660	63,149
Other comprehensive loss	—	—	—	—	(4,006)	(31)	—	(4,037)
Balance at September 30, 2019	154,414,452	$1,543	$3,442,136	$—	$(2,727)	$21,193	$269,662	$3,731,807

Balance at December 31, 2018	154,371,538	$1,543	$3,524,502	$—	$17,501	$18,338	$268,246	$3,830,130
Cumulative adjustment related to adoption of ASC 842	—	—	—	(2,105)	—	—	—	(2,105)
Distributions	—	—	—	—	—	—	(8,382)	(8,382)
Issuance of unrestricted stock	169,794	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(126,880)	(1)	(3,667)	—	—	—	—	(3,668)
Declared Dividend	—	—	(89,140)	(27,674)	—	(1,882)	—	(118,696)
Amortization of stock-based compensation	—	—	10,442	—	—	5,043	—	15,485
Net income	—	—	—	29,779	—	352	9,798	39,929
Other comprehensive loss	—	—	—	—	(20,228)	(133)	—	(20,361)
Redemption of common units in the operating partnership	—	—	—	—	—	(525)	—	(525)
Balance at September 30, 2019	154,414,452	$1,543	$3,442,136	$—	$(2,727)	$21,193	$269,662	$3,731,807

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,883	$92,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,892	183,483
Non-cash portion of interest expense	4,422	4,527
Amortization of stock-based compensation	15,393	12,919
Loss from unconsolidated real estate investment	345	—
Straight-line rents	(39,602)	(25,546)
Straight-line rent expenses	1,097	368
Amortization of above- and below-market leases, net	(9,919)	(10,271)
Amortization of above- and below-market ground leases, net	1,845	1,807
Amortization of lease incentive costs	1,267	1,035
Other non-cash adjustments	—	49
Impairment loss	52,201	—
Gains on sale of real estate	(47,100)	(43,337)
Change in operating assets and liabilities:
Accounts receivable	(1,726)	(8,655)
Deferred leasing costs and lease intangibles	(36,069)	(32,640)
Prepaid expenses and other assets	(10,217)	(630)
Accounts payable, accrued liabilities and other	59,101	23,448
Security deposits and prepaid rent	(4,213)	(1,201)
Net cash provided by operating activities	233,600	197,880
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(275,051)	(278,004)
Property acquisitions	—	(71,152)
Purchase of U.S. Government securities	—	(149,176)
Maturities of U.S. Government securities	4,695	—
Proceeds from sale of real estate	147,823	454,542
Distributions from unconsolidated entities	290	14,036
Contributions to unconsolidated entities	(64,503)	—
Deposits for property acquisitions	(20,500)	(27,500)
Net cash used in investing activities	(207,246)	(57,254)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	735,001	360,000
Payments of unsecured and secured debt	(630,424)	(448,792)
Payments of in-substance defeased debt	(2,377)	—
Repurchase of common units in the operating partnership	(525)	—
Redemption of series A preferred units	—	(362)
Dividends paid to common stock and unitholders	(118,696)	(118,059)
Dividends paid to preferred unitholders	(459)	(465)
Contribution of redeemable non-controlling member in consolidated real estate entities	10,587	37,294
Distribution of redeemable non-controlling member in consolidated real estate entities	(7)	—
Contribution of non-controlling member in consolidated real estate entities	—	2,486
Distribution to non-controlling member in consolidated real estate entities	(8,382)	(3,112)
Payments to satisfy tax withholding	(3,668)	(693)
Payment of loan costs, net loan premium paid	(6,256)	(6,965)
Net cash used in financing activities	(25,206)	(178,668)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,148	(38,042)
Cash and cash equivalents and restricted cash—beginning of period	68,191	101,280
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$69,339	$63,238

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Investment in real estate, at cost	$7,162,474	$7,059,537
Accumulated depreciation and amortization	(841,802)	(695,631)
Investment in real estate, net	6,320,672	6,363,906
Cash and cash equivalents	56,777	53,740
Restricted cash	12,562	14,451
Accounts receivable, net	15,432	14,004
Straight-line rent receivables, net	181,971	142,369
Deferred leasing costs and lease intangible assets, net	294,959	279,896
U.S. Government securities	142,268	146,880
Operating lease right-of-use asset	270,318	—
Prepaid expenses and other assets, net	69,152	55,633
Investment in unconsolidated real estate entity	64,183	—
TOTAL ASSETS	$7,428,294	$7,070,879

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$2,728,387	$2,623,835
In-substance defeased debt	135,846	138,223
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	261,272	175,300
Operating lease liability	273,624	—
Lease intangible liabilities, net	34,717	45,612
Security deposits and prepaid rent	64,474	68,687
Total liabilities	3,564,456	3,117,793

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	122,216	113,141

Capital
Hudson Pacific Properties, L.P. partners’ capital
Common units, 155,135,225 and 154,940,583 issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	3,464,941	3,544,319
Accumulated other comprehensive (loss) income	(2,796)	17,565
Total Hudson Pacific Properties, L.P. partners’ capital	3,462,145	3,561,884
Non-controlling interest—members in consolidated entities	269,662	268,246
Total capital	3,731,807	3,830,130
TOTAL LIABILITIES AND CAPITAL	$7,428,294	$7,070,879
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Office
Rental (Note 2)	$179,197	$129,963	$521,650	$389,777
Tenant recoveries (Note 2)	—	24,615	—	67,479
Service revenues and other (Note 2)	6,818	6,868	19,270	19,272
Total office revenues	186,015	161,446	540,920	476,528
Studio
Rental (Note 2)	11,086	11,731	38,001	32,822
Tenant recoveries (Note 2)	—	299	—	1,153
Service revenues and other (Note 2)	11,117	7,222	23,342	19,482
Total studio revenues	22,203	19,252	61,343	53,457
Total revenues	208,218	180,698	602,263	529,985
OPERATING EXPENSES
Office operating expenses	66,969	57,295	188,680	164,475
Studio operating expenses	11,440	10,511	32,088	28,714
General and administrative	17,661	14,280	54,099	46,047
Depreciation and amortization	69,781	62,224	207,892	183,483
Total operating expenses	165,851	144,310	482,759	422,719
OTHER INCOME (EXPENSE)
Loss from unconsolidated joint venture	(260)	—	(345)	—
Interest expense	(26,590)	(20,131)	(77,492)	(59,965)
Interest income	1,002	418	3,034	493
Transaction-related expenses	(331)	(165)	(459)	(283)
Unrealized gain on non-real estate investment	—	—	—	928
Gain on sale of real estate	47,100	3,735	47,100	43,337
Impairment loss	—	—	(52,201)	—
Other (loss) income	(333)	25	(258)	748
Total other income (expense)	20,588	(16,118)	(80,621)	(14,742)
Net income	62,955	20,270	38,883	92,524
Net income attributable to non-controlling interest in consolidated real estate entities	(3,660)	(2,520)	(9,798)	(9,010)
Net loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	347	(49)	1,505	(49)
Net income attributable to Hudson Pacific Properties, L.P.	59,642	17,701	30,590	83,465
Net income attributable to preferred units	(153)	(153)	(459)	(465)
Net income attributable to participating securities	(460)	(118)	(232)	(555)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$59,029	$17,430	$29,899	$82,445

BASIC AND DILUTED PER UNIT AMOUNTS
Net income attributable to common unitholders—basic	$0.38	$0.11	$0.19	$0.53
Net income attributable to common unitholders—diluted	$0.38	$0.11	$0.19	$0.52
Weighted average shares of common units outstanding—basic	155,135,225	156,218,155	155,077,381	156,206,396
Weighted average shares of common units outstanding—diluted	156,010,568	157,238,292	155,911,724	157,197,533

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$62,955	$20,270	$38,883	$92,524
Currency translation adjustment	(720)	—	595	—
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(1,957)	2,492	(15,847)	16,218
Reclassification adjustment for realized gains	(1,360)	(1,060)	(5,109)	(1,789)
Total net unrealized (losses) gains on derivative instruments:	(3,317)	1,432	(20,956)	14,429
Total other comprehensive (loss) income	(4,037)	1,432	(20,361)	14,429
Comprehensive income	58,918	21,702	18,522	106,953
Comprehensive income attributable to preferred units	(153)	(153)	(459)	(465)
Comprehensive income attributable to participating securities	(460)	(128)	(232)	(652)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(3,660)	(2,520)	(9,798)	(9,010)
Comprehensive loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	347	(49)	1,505	(49)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$54,992	$18,852	$9,538	$96,777

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and nine months ended September 30, 2018
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Income	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at June 30, 2018	156,216,778	$3,633,849	$26,504	$3,660,353	$265,695	$3,926,048
Contributions	—	—	—	—	(205)	(205)
Distributions	—	—	—	—	(1,024)	(1,024)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	207	—	207	—	207
Issuance of unrestricted units	1,392	—	—	—	—	—
Declared distributions	—	(39,354)	—	(39,354)	—	(39,354)
Amortization of unit-based compensation	—	4,574	—	4,574	—	4,574
Net income	—	17,548	—	17,548	2,520	20,068
Other comprehensive gain	—	—	1,432	1,432	—	1,432
Balance at September 30, 2018	156,218,170	$3,616,824	$27,936	$3,644,760	$266,986	$3,911,746

Balance at December 31, 2017	156,171,553	$3,639,086	$13,276	$3,652,362	$258,602	$3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	(231)	231	—	—	—
Contributions	—	—	—	—	2,486	2,486
Distributions	—	—	—	—	(3,112)	(3,112)
Issuance of unrestricted units	66,970	—	—	—	—	—
Units withheld to satisfy tax withholding	(20,353)	(693)	—	(693)	—	(693)
Declared distributions	—	(118,059)	—	(118,059)	—	(118,059)
Amortization of unit-based compensation	—	13,721	—	13,721	—	13,721
Net income	—	83,000	—	83,000	9,010	92,010
Other comprehensive gain	—	—	14,429	14,429	—	14,429
Balance at September 30, 2018	156,218,170	$3,616,824	$27,936	$3,644,760	$266,986	$3,911,746

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except unit data)
For the three and nine months ended September 30, 2019

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at June 30, 2019	155,117,528	$3,439,380	$1,241	$3,440,621	$268,158	$3,708,779
Distributions	—	—	—	—	(2,156)	(2,156)
Issuance of unrestricted units	17,697	—	—	—	—	—
Declared distributions	—	(39,132)	—	(39,132)	—	(39,132)
Amortization of unit-based compensation	—	5,204	—	5,204	—	5,204
Net income	—	59,489	—	59,489	3,660	63,149
Other comprehensive loss	—	—	(4,037)	(4,037)	—	(4,037)
Balance at September 30, 2019	155,135,225	$3,464,941	$(2,796)	$3,462,145	$269,662	$3,731,807

Balance at December 31, 2018	154,940,583	$3,544,319	$17,565	$3,561,884	$268,246	$3,830,130
Cumulative adjustment related to adoption of ASC 842	—	(2,105)	—	(2,105)	—	(2,105)
Distributions	—	—	—	—	(8,382)	(8,382)
Issuance of unrestricted units	339,598	—	—	—	—	—
Units withheld to satisfy tax withholding	(126,880)	(3,668)	—	(3,668)	—	(3,668)
Declared distributions	—	(118,696)	—	(118,696)	—	(118,696)
Amortization of unit-based compensation	—	15,485	—	15,485	—	15,485
Net income	—	30,131	—	30,131	9,798	39,929
Other comprehensive loss	—	—	(20,361)	(20,361)	—	(20,361)
Redemption of common units	(18,076)	(525)	—	(525)	—	(525)
Balance at September 30, 2019	155,135,225	$3,464,941	$(2,796)	$3,462,145	$269,662	$3,731,807

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,883	$92,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,892	183,483
Non-cash portion of interest expense	4,422	4,527
Amortization of unit-based compensation	15,393	12,919
Loss from unconsolidated real estate investment	345	—
Straight-line rents	(39,602)	(25,546)
Straight-line rent expenses	1,097	368
Amortization of above- and below-market leases, net	(9,919)	(10,271)
Amortization of above- and below-market ground leases, net	1,845	1,807
Amortization of lease incentive costs	1,267	1,035
Other non-cash adjustments	—	49
Impairment loss	52,201	—
Gains on sale of real estate	(47,100)	(43,337)
Change in operating assets and liabilities:
Accounts receivable	(1,726)	(8,655)
Deferred leasing costs and lease intangibles	(36,069)	(32,640)
Prepaid expenses and other assets	(10,217)	(630)
Accounts payable and accrued liabilities and other	59,101	23,448
Security deposits and prepaid rent	(4,213)	(1,201)
Net cash provided by operating activities	233,600	197,880
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(275,051)	(278,004)
Property acquisitions	—	(71,152)
Purchase of U.S. Government securities	—	(149,176)
Maturities of U.S. Government securities	4,695	—
Proceeds from sale of real estate	147,823	454,542
Distributions from unconsolidated entities	290	14,036
Contributions to unconsolidated entities	(64,503)	—
Deposits for property acquisitions	(20,500)	(27,500)
Net cash used in investing activities	(207,246)	(57,254)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	735,001	360,000
Payments of unsecured and secured debt	(630,424)	(448,792)
Payments of in-substance defeased debt	(2,377)	—
Repurchase of common units in the operating partnership	(525)	—
Redemption of series A preferred units	—	(362)
Distributions paid to common stock and unitholders	(118,696)	(118,059)
Distributions paid to preferred unitholders	(459)	(465)
Contribution of redeemable non-controlling member in consolidated real estate entities	10,587	37,294
Distribution of redeemable non-controlling member in consolidated real estate entities	(7)	—
Contribution of non-controlling member in consolidated real estate entities	—	2,486
Distribution to non-controlling member in consolidated real estate entities	(8,382)	(3,112)
Payments to satisfy tax withholding	(3,668)	(693)
Payment of loan costs, net loan premium paid	(6,256)	(6,965)
Net cash used in financing activities	(25,206)	(178,668)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,148	(38,042)
Cash and cash equivalents and restricted cash—beginning of period	68,191	101,280
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$69,339	$63,238

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
The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest and Western Canada. The following table summarizes the Company’s portfolio as of September 30, 2019:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	51	13,376,394
Studios	3	1,224,403
Total consolidated portfolio	54	14,600,797
Unconsolidated office(1)	1	1,476,084
TOTAL(2)	55	16,076,881
_________________
1.The Company purchased, pursuant to a co-ownership agreement with an affiliate of Blackstone Property Partners Lower Fund 1 LP (“Blackstone”), the Bentall Centre property located in Vancouver, Canada. The Company owns 20% of this joint venture. The square footage shown above represents 100% of the property. For further detail regarding the Bentall Centre property, see Note 4.
2.Includes redevelopment and development properties.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company and the operating partnership are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. References to number of properties, square feet and credit rating are not covered by the auditor’s review procedures.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of September 30, 2019, the Company has determined its operating partnership and five joint ventures met the definition of a VIE. Four of the joint ventures are consolidated and one of the joint ventures is unconsolidated.

Consolidated Joint Ventures

As of September 30, 2019, the operating partnership has determined that four of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	One Westside and 10850 Pico	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%

As of September 30, 2019 and December 31, 2018, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE.

Unconsolidated Joint Ventures

As of September 30, 2019, the Company has determined it is not the primary beneficiary of one joint venture. Due to its significant influence over the unconsolidated entity, the Company accounts for the entity using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

On June 5, 2019, the Company purchased, pursuant to a co-ownership agreement with Blackstone, the Bentall Centre property located in Vancouver, Canada. The joint venture property-owning entity is structured as a tenancy in common under applicable tax laws. The Company owns 20% of this joint venture and serves as the operating partner. The Company’s net equity investment of this unconsolidated entity is reflected within investment in unconsolidated real estate entity on the Consolidated Balance Sheets. The Company’s share of net income or loss from the entity is included within loss from unconsolidated real estate investments on the Consolidated Statements of Operations. Refer to note 4 for details.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The Company owned 21% of the unconsolidated non-real estate entity. In the third quarter of 2019, the joint venture was dissolved. The Company’s net equity investment in the unconsolidated joint venture was $0.0 and $86 thousand as of September 30, 2019 and December 31, 2018, respectively, which is reflected within prepaid expenses and other assets, net line item on the Consolidated Balance Sheets.

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

ASC 842 provides transition practical expedients that must be elected together, which allows relief from the requirement to (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases that are in effect as of the date of adoption. The guidance also permits an entity to elect a practical expedient that provides relief from the requirement to assess whether an existing or expired land easement that was not previously accounted for as a lease under ASC 840 is considered a lease under ASC 842. For lessors, the guidance provides for a practical expedient, by class of underlying asset, to elect a combined single lease component presentation if (i) the timing and pattern of the transfer of the combined single lease component is the same, and (ii) the related lease component, if accounted for separately, would be classified as an operating lease.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities as of September 30, 2019 was 5.7%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which we do not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term, as of September 30, 2019, was 32 years.

Lessor Accounting

As a lessor, the Company’s recognition of revenue remained consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. With the election of the lessor practical expedient, the presentation of revenues on the Consolidated Statement of Operations has changed to reflect a single lease component that combines rental, tenant recoveries, and other tenant-related revenues for the office portfolio. For the Company’s rentals at the studio properties, total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components is governed by ASC 842, while revenue related to non-lease components is subject to ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

Revenue Recognition

The Company has compiled an inventory of its sources of revenues and has identified the following material revenue streams: (i) rental revenues (ii) tenant recoveries and other tenant-related revenues (iii) ancillary revenues (iv) other revenues and (v) sale of real estate.

Revenue Stream	Components	Financial Statement Location(1)
Rental revenues	Office rentals, stage rentals and storage rentals	Office and studio segments: rental
Tenant recoveries and other tenant-related revenues	Reimbursement of real estate taxes, insurance, repairs and maintenance, other operating expenses and must-take parking revenues	Office segment: rental Studio segment: rental and service revenues and other
Ancillary revenues	Revenues derived from tenants’ use of lighting, equipment rental, power, HVAC and telecommunications (i.e., telephone and internet)	Studio segment: service revenues and other
Other revenues	Parking revenue that is not associated with lease agreements, management fees, and other	Office and studio segments: service revenues and other
Sale of real estate	Gains on sales derived from cash consideration less cost basis	Gains on sale of real estate
_________________
1.The financial statement locations stated above are for the nine months ended September 30, 2019, after the adoption of ASC 842, and do not reflect the locations for the nine months ended September 30, 2018.

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

Ancillary revenues and other revenues have been accounted for under ASC 606 since the Company adopted this standard on January 1, 2018. These revenues have single performance obligations and are recognized at the point in time when services are rendered.

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ancillary revenues	$7,505	$6,135	$19,473	$15,541
Other revenues	$9,686	$7,083	$21,400	$18,357
Studio-related tenant recoveries(1)	$744	N/A	$1,739	N/A
_________________
1.Studio-related tenant recoveries are accounted for under ASC 606 effective January 1, 2019.

The following table summarizes the Company’s receivables that are accounted for under ASC 606:

	September 30, 2019	December 31, 2018
Ancillary revenues	$2,835	$3,752
Other revenues	$2,229	$959
Studio-related tenant recoveries(1)	$9	N/A
_________________
1.Studio-related tenant recoveries are accounted for under ASC 606 effective January 1, 2019.

In regards to sale of real estate, the Company applies certain recognition and measurement principles in accordance with ASC 606. The Company is required to evaluate the sales of real estate based on transfer of control. If a real estate sale contract includes ongoing involvement with the sold property by the seller, the seller must evaluate each promised good or service under the contract to determine whether it represents a performance obligation, constitutes a guarantee or prevents the transfer of control. The timing and pattern of revenue recognition might change as it relates to gains on sale of real estate if the sale includes continued involvement that represents a separate performance obligation.

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
ASU 2016-02, Leases (Topic 842)

ASU 2019-01, Leases (Topic 842): Codification Improvements

ASU 2018-11, Leases (Topic 842): Targeted Improvements

ASU 2018-10, Codification Improvements to Topic 842, Leases

ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842	Issued on February 5, 2016, ASU 2016-02 amends the accounting guidance for leases and sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).	The Company adopted ASC 842 during the first quarter of 2019 using the modified retrospective transition method with a cumulative adjustment to accumulated deficit. Refer to Lease Accounting section above for details.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	The amendments in this update permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate.	The Company adopted this guidance during the first quarter of 2019 using the prospective approach. The adoption did not have an impact on the Consolidated Financial Statements since LIBOR is still in use, however, this is expected to have an impact in later periods once SOFR is adopted.
ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)	The amendment allows for capitalization of implementation costs incurred in a hosting arrangement that is a service contract.	The Company early adopted this guidance during the third quarter of 2019 using the prospective approach. The adoption did not have a material impact on the Consolidated Financial Statements.
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects.	The Company adopted this guidance during the first quarter of 2019 on a prospective basis. The adoption did not have an impact on the Consolidated Financial Statements.

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

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief	The amendments in this update provide an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information.	For entities that have not yet adopted the amendments in Update 2016-13, the effective date and transition methodology for the amendments in this Update are the same as in Update 2016-13. Therefore, they are effective for fiscal years beginning after December 15, 2019, including interim periods within those years.	The Company is currently evaluating the impact of this update.
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	The FASB amended its standards on credit losses, hedging, and recognizing and measuring financial instruments to clarify them and address implementation issues.	The adoption dates and methods are as follows per topic:

ASC 326 - the effective dates and transition requirements are the same as the effective dates and transition requirements in ASU 2016-13. Therefore, the amendments are effective for fiscal years beginning after December 15 2019, including interim periods within those years.

ASC 815 - the effective date is as of the beginning of the first annual reporting period beginning after April 25, 2019. Prospective and retrospective adoption methods are allowed.

		ASC 825 - the effective date is for fiscal years and interim periods beginning after December 15, 2019. A modified-retrospective transition basis is required by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date an entity adopted all of the amendments in ASU 2016-01. The amendments in this ASU related to equity securities without readily determinable fair values for which an entity elects the measurement alternative in accordance with paragraph 321-10-35-2 should be applied prospectively.	The Company is currently evaluating the impact of this update.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The accounting standard will apply to our non-real-estate investments and the Company’s receivables related to service revenues. This standard applies to net investments in leases resulting from sales-type or direct financing leases recognized by a lessor and does not apply to the receivables arising from operating leases, which are accounted for under ASC 842. The accounting standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The effect on the Company’s consolidated financial statements will largely depend on the composition and credit quality of our financial investments and the economic conditions at the time of adoption.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	September 30, 2019	December 31, 2018
Land	$1,313,411	$1,372,872
Building and improvements	4,997,814	4,991,770
Tenant improvements	590,065	510,217
Furniture and fixtures	10,596	9,320
Property under development	250,588	175,358
INVESTMENT IN REAL ESTATE, AT COST	$7,162,474	$7,059,537

Acquisitions

On June 5, 2019, the Company purchased, through a joint venture with Blackstone, the Bentall Centre office properties and retail complex in Vancouver, Canada. This joint venture is an unconsolidated entity, please refer to Note 4 for details.

The Company had no acquisitions related to consolidated entities during the nine months ended September 30, 2019.

Dispositions

During the nine months ended September 30, 2019, the Company sold its Campus Center property, which included the office property and developable land, to two separate and unrelated buyers. The office property and developable land were sold on July 24, 2019 and July 30, 2019, respectively, for $70.3 million and $78.1 million (before credits, prorations, and closing costs), respectively. The Company recognized a gain on sale of $47.1 million during the three and nine months ended September 30, 2019 related to the developable land. It is included in the gains on sale of real estate line item in the Consolidated Statements of Operations. The Campus Center property was part of our office segment prior to disposition.

Held for Sale

As of September 30, 2019 and December 31, 2018, we had no properties that met the criteria to be classified as held for sale.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value, based on Level 1 or Level 2 inputs, less estimated costs to sell. The Company recorded $52.2 million of impairment charges during the three months ended March 31, 2019 related to the Campus Center office property. The Company’s estimated fair value was based on the sale price. The Company did not recognize additional impairment charges during the nine months ended September 30, 2019. The Company did not recognize impairment charges during the nine months ended September 30, 2018.

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

The unconsolidated real estate entity’s functional currency is the local currency. The Company has exposure to risks related to foreign currency fluctuations. The assets and liabilities are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income as a separate component of total equity and are excluded from net income.

The maximum exposure related to this unconsolidated joint venture is limited to our investment and $95.2 million of debt which the Company has guaranteed.

5. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	September 30, 2019	December 31, 2018
Deferred leasing costs and in-place lease intangibles	$362,219	$336,535
Accumulated amortization	(131,230)	(123,432)
Deferred leasing costs and in-place lease intangibles, net	230,989	213,103
Below-market ground leases	72,916	72,916
Accumulated amortization	(10,810)	(8,932)
Below-market ground leases, net	62,106	63,984
Above-market leases	8,047	8,425
Accumulated amortization	(6,183)	(5,616)
Above-market leases, net	1,864	2,809
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET	$294,959	$279,896

Below-market leases	$88,777	$101,736
Accumulated amortization	(54,946)	(57,043)
Below-market leases, net	33,831	44,693
Above-market ground leases	1,095	1,095
Accumulated amortization	(209)	(176)
Above-market ground leases, net	886	919
LEASE INTANGIBLE LIABILITIES, NET	$34,717	$45,612

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deferred leasing costs and in-place lease intangibles(1)	$(10,813)	$(11,038)	$(34,006)	$(34,157)
Below-market ground leases(2)	$(626)	$(602)	$(1,878)	$(1,840)
Above-market leases(3)	$(296)	$(355)	$(944)	$(1,238)
Below-market leases(3)	$3,106	$3,584	$10,863	$11,509
Above-market ground leases(2)	$11	$11	$33	$33
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

Accounts Receivable

As of September 30, 2019, accounts receivable was $15.5 million and there was an allowance for doubtful accounts of $0.1 million. As of December 31, 2018, accounts receivable was $16.5 million and there was an allowance for doubtful accounts of $2.5 million.

Straight-Line Rent Receivable

As of September 30, 2019, straight-line rent receivable was $182.0 million and there was no allowance for doubtful accounts. As of December 31, 2018, straight-line rent receivables was $142.4 million and there was no allowance for doubtful accounts.

7. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	September 30, 2019	December 31, 2018
Deposits for future acquisitions(1)	$20,500	$—
Goodwill	8,754	8,754
Non-real estate investments	5,545	2,713
Derivative assets	655	16,687
Other	33,698	27,479
PREPAID EXPENSES AND OTHER ASSETS, NET	$69,152	$55,633
_____________
1.In the first quarter of 2019, the Company entered into an agreement to purchase the condominium rights to build a fully entitled office development, Washington 1000, adjacent to the Washington State Convention Center addition for $86.0 million (before credits, prorations and closing costs) and paid a $20.5 million non-refundable deposit. The remaining $65.5 million is a future commitment expected to be settled in 2021.

Goodwill

No goodwill impairment indicators have been identified during the nine months ended September 30, 2019.

Non-Real Estate Investments

The Company holds investments in an entity that does not report NAV. The Company marks this investment to fair value based on Level 2 inputs, whenever fair value is readily available or observable.

The Company also invests in an entity that reports NAV. The investment, which is in a real estate technology venture capital fund, involves a commitment of funding from the Company of up to $20.0 million. The Company uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value for the investment. As of September 30, 2019, the Company has contributed $2.8 million to this fund with $17.2 million remaining to be contributed. There has been no change in NAV since the initial investment.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Changes in fair value are included in the unrealized gain on non-real estate investment line item on the Consolidated Statements of Operations. No gain or loss has been recognized due to observable changes in fair value for the nine months ended September 30, 2019. To date, the Company has recognized an unrealized gain of $928 thousand related to observable changes in fair value, which was recognized in the second quarter of 2018.

8. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	September 30, 2019	December 31, 2018	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$80,000	$400,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term loan A(2)(5)	300,000	300,000	LIBOR + 1.20% to 1.70%	4/1/2020	(6)
Term loan B(2)(7)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term loan D(2)(8)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A notes	110,000	110,000	4.34%	1/2/2023
Series E notes	50,000	50,000	3.66%	9/15/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series D notes	150,000	150,000	3.98%	7/6/2026
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
Series C notes	56,000	56,000	4.79%	12/16/2027
4.65% Registered senior notes(9)	500,000	—	4.65%	4/1/2029
Term loan C	—	75,000	LIBOR + 1.30% to 2.20%	N/A
Total unsecured debt	2,380,000	2,275,000

Secured debt
Met Park North(10)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(11)	26,459	26,880	5.32%	3/11/2022
Revolving Sunset Bronson Studios/ICON/CUE facility(12)	5,001	—	LIBOR + 1.35%	3/1/2024
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Sunset Gower Studios/Sunset Bronson Studios	—	5,001	LIBOR + 2.25%	N/A
Total secured debt	364,960	365,381
Total unsecured and secured debt	2,744,960	2,640,381
Unamortized deferred financing costs and loan discounts/premiums(14)	(16,573)	(16,546)
TOTAL UNSECURED AND SECURED DEBT, NET(15)	$2,728,387	$2,623,835

IN-SUBSTANCE DEFEASED DEBT(16)	$135,846	$138,223	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(17)	$66,136	$66,136	4.50%	10/9/2028

_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2019, which may be different than the interest rates as of December 31, 2018 for corresponding indebtedness.
2.The rate is based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of September 30, 2019, no such election had been made.
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
13.The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
14.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility and Sunset Bronson Studios/ICON/CUE revolving credit facility, which are reflected in prepaid and other assets, net line item in the Consolidated Balance Sheets. See Note 7 for details.
15.On October 3, 2019, the operating partnership completed an underwritten public offering of $400 million in senior notes due January 15, 2030. The notes were issued at 99.268% of par value, with a coupon of 3.25%. The net proceeds from the offering were used to repay the $300.0 million five-year term loan due April 1, 2020 and to pay down the remaining $80.0 million balance on the unsecured revolving credit facility.
16.The Company owns 75% of the ownership interest in the joint venture that owns the One Westside and 10850 Pico properties. The full amount of the loan is separately presented on the balance sheet. Monthly debt service includes annual debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.
17.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property. The maturity date may be extended twice for an additional two-year term each.

Current Year Activity

During the nine months ended September 30, 2019, the outstanding borrowings on the unsecured revolving credit facility decreased by $320.0 million, net of draws. The Company uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

On June 14, 2019, the operating partnership completed an underwritten public offering of $150.0 million in senior notes due April 1, 2029. These notes were issued as additional notes under the indenture, pursuant to which the operating partnership previously issued $350.0 million of 4.65% senior notes due 2029. The notes are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount and commissions, were approximately $155.3 million, $150.0 million of which were used by the operating partnership to repay outstanding borrowings under its unsecured revolving credit facility.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s minimum future principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of September 30, 2019:

Year	Unsecured and Secured Debt	In-substance Defeased Debt	Joint Venture Partner Debt
Remaining 2019	$146	$816	$—
2020	365,095	3,323	—
2021	632	3,494	—
2022	580,085	128,213	—
2023	160,000	—	—
Thereafter	1,639,002	—	66,136
TOTAL	$2,744,960	$135,846	$66,136

Unsecured Debt

Registered Senior Notes

The following table provides further information on the operating partnership’s Registered senior notes as of September 30, 2019:

	Issuance Date	Maturity Date	Par Value	Issuance at Par	Coupon at Offer	Effective Interest Rate
4.65% Registered senior notes	6/14/2019	4/1/2029	$150,000	104.544%	4.65%	4.12%
4.65% Registered senior notes	2/27/2019	4/1/2029	$350,000	98.663%	4.65%	4.82%
3.95% Registered senior notes	10/2/2017	11/1/2027	$400,000	99.815%	3.95%	3.97%

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

The Amended and Restated Credit Agreement provides for (i) the increase of the operating partnership’s unsecured revolving credit facility to $600.0 million and the extension of the term to March 13, 2022 and (ii) term loans in amount and tenor equal to the term loans outstanding under the previous agreements ($300.0 million term loan A maturing April 1, 2020, $350.0 million term loan B maturing April 1, 2022, $75.0 million term loan C maturing November 17, 2020 and $125.0 million term loan D maturing November 17, 2022). The $75.0 million term loan was repaid with proceeds from the Company’s 4.65% registered senior notes. The $300.0 million term loan was repaid with proceeds from the Company’s 3.25% registered senior notes on October 3, 2019.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	September 30, 2019	December 31, 2018
Outstanding borrowings	$80,000	$400,000
Remaining borrowing capacity	520,000	200,000
TOTAL BORROWING CAPACITY	$600,000	$600,000
Interest rate(1)	LIBOR + 1.05% to 1.50%
Annual facility fee rate(1)	0.15% or 0.30%
Contractual maturity date(2)	3/13/2022
_________________
1.The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of September 30, 2019, no such election had been made.
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

The following table summarizes existing covenants and their covenant levels related to the unsecured revolving credit facility, term loans, and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	35.3%
Unsecured indebtedness to unencumbered asset value	≤ 60%	42.5%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.5x
Secured indebtedness to total asset value	≤ 45%	5.7%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.4x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes:

Covenant Ratio	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	37.4%
Total unencumbered assets to unsecured debt	≥ 150%	252.7%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	3.8x
Secured debt to total assets	≤ 40%	6.0%

The operating partnership was in compliance with its financial covenants as of September 30, 2019.

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
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross interest expense(1)	$29,536	$22,136	$85,981	$66,081
Capitalized interest	(4,334)	(3,439)	(12,911)	(10,643)
Amortization of deferred financing costs and loan discounts/premiums	1,388	1,434	4,422	4,527
INTEREST EXPENSE	$26,590	$20,131	$77,492	$59,965
_________________
1.Includes interest on the Company’s debt and hedging activities and extinguishment costs related to paydowns in the term loans.

9. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had six interest rate swaps with aggregate notional amounts of $839.5 million as of September 30, 2019 and December 31, 2018. These derivatives were designated as effective cash flow hedges for accounting purposes.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of September 30, 2019 and December 31, 2018:

					Interest Rate Range(1)		Fair Value (Liabilities)/Assets
Underlying Debt Instrument	Number of Hedges	Notional Amount	Effective Date	Maturity Date	Low	High	September 30, 2019	December 31, 2018
Met Park North	1	$64,500	August 2013	August 2020	3.71%	3.71%	$(260)	$350
Term loan A	2	300,000	July 2016	April 2020	2.65%	3.06%	554	4,038
Term loan B	2	350,000	April 2015	April 2022	2.96%	3.46%	(2,481)	7,543
Term loan D	1	125,000	June 2016	November 2022	2.63%	3.13%	101	4,756
TOTAL	6	$839,500					$(2,086)	$16,687
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of September 30, 2019, the Company expects $0.3 million of unrealized gain included in accumulated other comprehensive income will be reclassified as a reduction to interest expense in the next 12 months.

10. U.S. Government Securities

The Company has U.S. Government securities of $142.3 million and $146.9 million as of September 30, 2019 and December 31, 2018, respectively. The One Westside and 10850 Pico properties acquisition in 2018 included the assumption of debt that was, in-substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. As of September 30, 2019, the Company had $5.1 million of gross unrealized gains and no gross unrealized losses.

The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date September 30, 2019:

	Carrying Value	Fair Value
Due in 1 year	$4,894	$4,931
Due in 1 to 5 years	137,374	142,424
TOTAL	$142,268	$147,355

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2019, the Company has not established a liability for uncertain tax positions.

The Company and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRS are no longer subject to tax examinations by tax authorities for years prior to 2014. The Company has assessed its tax positions for all open years, which include 2014 to 2018, and concluded that there are no material uncertainties to be recognized.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
12. Future Minimum Rents and Lease Payments

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of September 30, 2019:

Year Ended	Non-Cancellable	Subject to Early Termination Options	Total (1)
Remaining 2019	$142,407	$1,866	$144,273
2020	559,667	14,922	574,589
2021	535,016	34,145	569,161
2022	492,563	39,942	532,505
2023	455,960	38,800	494,760
Thereafter	2,154,635	87,026	2,241,661
TOTAL	$4,340,248	$216,701	$4,556,949
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of September 30, 2019:

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

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rental expense for ground leases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contingent rental expense	$1,523	$2,149	$7,014	$7,697
Minimum rental expense	$5,713	$4,344	$14,922	$11,817

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of September 30, 2019:

Year	Lease Payments(1)
Remaining 2019	$4,615
2020	18,461
2021	18,582
2022	18,622
2023	18,408
Thereafter	552,494
Total ground lease payments	631,182
Less: interest portion	(357,558)
Present value of lease liability	$273,624
_________________
1.In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of September 30, 2019.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets(1)	$—	$655	$—	$655	$—	$16,687	$—	$16,687
Derivative liabilities(2)	$—	$(2,741)	$—	$(2,741)	$—	$—	$—	$—
Non-real estate investments(1)	$—	$5,545	$—	$5,545	$—	$2,713	$—	$2,713
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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
U.S. Government securities	$142,268	$147,355	$146,880	$147,686
Liabilities
Unsecured debt(1)(2)	$2,381,581	$2,456,220	$2,274,352	$2,227,265
Secured debt(1)	$364,960	$363,762	$365,381	$354,109
In-substance defeased debt	$135,846	$136,625	$138,223	$135,894
Joint venture partner debt	$66,136	$70,416	$66,136	$66,136
_________________
1.Amounts represent debt excluding net deferred financing costs.
2.The registered senior notes were issued at a discount/premium resulting in a net premium, including amortization, of $1.6 million and a discount, including amortization, of $0.6 million at September 30, 2019 and December 31, 2018, respectively.

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

The per unit fair value of the grants from the 2019 OPP Plan was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumption
Expected price volatility for the Company	22.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	2.57%
Dividend yield	3.00%

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expensed stock compensation(1)	$5,176	$4,292	$15,393	$12,919
Capitalized stock compensation(2)	28	282	92	802
TOTAL STOCK COMPENSATION(3)	$5,204	$4,574	$15,485	$13,721
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Basic net income available to common stockholders	$58,755	$17,367	$29,768	$82,146
Effect of dilutive instruments	460	—	225	—
Diluted net income available to common stockholders	$59,215	$17,367	$29,993	$82,146
Denominator:
Basic weighted average common shares outstanding	154,414,452	155,649,110	154,398,466	155,637,351
Effect of dilutive instruments(1)	2,084,467	1,020,137	2,001,609	991,137
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	156,498,919	156,669,247	156,400,075	156,628,488
Basic earnings per common share	$0.38	$0.11	$0.19	$0.53
Diluted earnings per common share	$0.38	$0.11	$0.19	$0.52
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

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per unit for net income available to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Basic and diluted net income available to common unitholders	$59,029	$17,430	$29,899	$82,445
Denominator:
Basic weighted average common units outstanding	155,135,225	156,218,155	155,077,381	156,206,396
Effect of dilutive instruments(1)	875,343	1,020,137	834,343	991,137
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	156,010,568	157,238,292	155,911,724	157,197,533
Basic earnings per common unit	$0.38	$0.11	$0.19	$0.53
Diluted earnings per common unit	$0.38	$0.11	$0.19	$0.52
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
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
16. Redeemable Non-Controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of September 30, 2019 and December 31, 2018, there were 392,598 series A preferred units of partnership interest in the operating partnership, or series A preferred units, issued and outstanding, that are not owned by the Company. On April 16, 2018, 14,468 series A preferred units of partnership interest were redeemed for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the date of redemption.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Series A Redeemable Preferred Units	Consolidated Entities	Series A Redeemable Preferred Units	Consolidated Entities
Beginning of Period	$9,815	$114,917	$9,815	$113,141
Contributions	—	7,646	—	10,587
Distributions	—	—	—	(7)
Declared dividend	(153)	—	(459)	—
Net income (loss)	153	(347)	459	(1,505)
End of Period	$9,815	$122,216	$9,815	$122,216

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
17. Equity

The table below presents the activity related to Hudson Pacific Properties Inc.’s accumulated other comprehensive (loss) income (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Equity
Balance at December 31, 2018	$17,501	$—	$17,501
Unrealized (losses) gains recognized in OCI	(15,743)	590	(15,153)
Reclassification adjustment for realized gains(1)	(5,075)	—	(5,075)
Net change in OCI	(20,818)	590	(20,228)
BALANCE AT SEPTEMBER 30, 2019	$(3,317)	$590	$(2,727)
_____________
1.The gains and losses on the Company’s derivative instruments are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $77.5 million for the nine months ended September 30, 2019.

The table below presents the activity related to Hudson Pacific Properties L.P.’s OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Capital
Balance at December 31, 2018	$17,565	$—	$17,565
Unrealized (losses) gains recognized in OCI	(15,847)	595	(15,252)
Reclassification adjustment for realized gains(1)	(5,109)	—	(5,109)
Net change in OCI	(20,956)	595	(20,361)
BALANCE AT SEPTEMBER 30, 2019	$(3,391)	$595	$(2,796)
_____________
1.The gains and losses on the Company’s derivative instruments are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $77.5 million for the nine months ended September 30, 2019.

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
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Current Year Activity

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units as of:

	September 30, 2019	December 31, 2018
Company-owned common units in the operating partnership	154,414,452	154,371,538
Company’s ownership interest percentage	99.5%	99.6%
Non-controlling units in the operating partnership(1)	720,773	569,045
Non-controlling ownership interest percentage	0.5%	0.4%
_________________
1.Represents units held by certain of the Company’s executive officers, directors and outside investors. As of September 30, 2019, this amount represents both common units and performance units of 550,969 and 169,804, respectively. As of December 31, 2018, this amount represents common units of 569,045.

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

The Company’s at-the-market, or ATM, program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the nine months ended September 30, 2019. A cumulative total of $20.1 million has been sold as of September 30, 2019.

Share Repurchase Program

There have been no repurchases in 2019. On March 8, 2018, the Board increased the amount authorized under its share repurchase program to a total of $250.0 million. A cumulative total of $50.0 million has been repurchased as of September 30, 2019. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Dividends

The Board declared dividends on a quarterly basis and the Company paid the dividends during the quarters in which the dividends were declared. The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock	$0.25	$0.25	$0.75	$0.75
Common units	$0.25	$0.25	$0.75	$0.75
Series A preferred units	$0.3906	$0.3906	$1.1718	$1.1718
Performance units	$0.25	$0.25	$0.75	$0.75
Payment date	September 30, 2019	September 28, 2018	N/A	N/A
Record date	September 20, 2019	September 18, 2018	N/A	N/A

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

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Office segment
Office revenues	$186,015	$161,446	$540,920	$476,528
Office expenses	(66,969)	(57,295)	(188,680)	(164,475)
Office segment profit	119,046	104,151	352,240	312,053
Studio segment
Studio revenues	22,203	19,252	61,343	53,457
Studio expenses	(11,440)	(10,511)	(32,088)	(28,714)
Studio segment profit	10,763	8,741	29,255	24,743
TOTAL SEGMENT PROFIT	$129,809	$112,892	$381,495	$336,796

Segment revenues	$208,218	$180,698	$602,263	$529,985
Segment expenses	(78,409)	(67,806)	(220,768)	(193,189)
TOTAL SEGMENT PROFIT	$129,809	$112,892	$381,495	$336,796

The table below is a reconciliation of the total profit from all segments to net income:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	2019	2018	2019	2018
Total profit from all segments	$129,809	$112,892	$381,495	$336,796
General and administrative	(17,661)	(14,280)	(54,099)	(46,047)
Depreciation and amortization	(69,781)	(62,224)	(207,892)	(183,483)
Loss from unconsolidated real estate investments	(260)	—	(345)	—
Interest expense	(26,590)	(20,131)	(77,492)	(59,965)
Interest income	1,002	418	3,034	493
Transaction-related expenses	(331)	(165)	(459)	(283)
Unrealized gain on non-real estate investment	—	—	—	928
Gains on sale of real estate	47,100	3,735	47,100	43,337
Impairment loss	—	—	(52,201)	—
Other (loss) income	(333)	25	(258)	748
NET INCOME	$62,955	$20,270	$38,883	$92,524

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

20. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2019, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of September 30, 2019, the Company has outstanding letters of credit totaling approximately $2.6 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

21. Supplemental Cash Flow Information

Supplemental cash flow information is included as follows:

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest, net of capitalized interest	$51,276	$50,692
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$89,147	$12,624
Assumption of debt in connection with property acquisitions	$—	$139,003
Redeemable non-controlling interest in consolidated real estate entity	$—	$12,749

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	Nine Months Ended September 30,
	2019	2018
Beginning of period:
Cash and cash equivalents	$53,740	$78,922
Restricted cash	14,451	22,358
TOTAL	$68,191	$101,280

End of period:
Cash and cash equivalents	$56,777	$52,456
Restricted cash	12,562	10,782
TOTAL	$69,339	$63,238

22. Subsequent Events

Financing

On October 3, 2019, the operating partnership completed an underwritten public offering of $400.0 million in senior notes due January 15, 2030. The notes were issued at 99.268% of par value, with a coupon of 3.25%. The net proceeds from the offering were used to repay the $300.0 million five-year term loan due April 1, 2020 and to pay down the remaining $80.0 million balance on the unsecured revolving credit facility.

Credit Rating

In October 2019, Moody’s Investors Service upgraded the Company’s long-term corporate credit rating from Baa3 to Baa2, with a stable outlook.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at September 30, 2019, our consolidated office portfolio consisted of approximately 13.4 million square feet of in-service, redevelopment and development. Additionally, as of September 30, 2019, our studio and land portfolio consisted of 1.2 million and 2.2 million, respectively, square feet of in-service. Our consolidated portfolio consists of 54 properties located in Northern and Southern California and the Pacific Northwest.

As of September 30, 2019, our consolidated in-service office portfolio was 94.3% leased (including leases not yet commenced). Our same-store studio properties were 92.8% leased for the average percent leased for the 12 months ended September 30, 2019.

The following table summarizes our portfolio as of September 30, 2019:

In-Service Portfolio	Number of Properties	Rentable Square Feet(1)		Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent per Square Foot(4)
Office
Same-store(5)	35	8,555,255		94.5%	95.9%	$51.05
Non-same store(6)	7	2,068,534		95.7%	97.5%	$48.64
Total stabilized	42	10,623,789		94.7%	96.2%	$50.58
Lease-up(6)(7)	6	1,739,519		79.3%	82.8%	$49.58
Total in-service	48	12,363,308		92.6%	94.3%	$50.46
Redevelopment(6)(8)	1	604,859			96.6%
Development(6)	2	408,227			74.0%
Total office	51	13,376,394
Studio
Same-store(9)(10)	3	1,213,203			92.8%	$40.57
Non-same-store(11)		11,200			93.4%	$21.71
Total studio	3	1,224,403
Total office and studio properties	54	14,600,797
Land	6	2,231,376	(12)
TOTAL	60	16,832,173
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of September 30, 2019, divided by (ii) total square feet, expressed as a percentage.
3.Office portfolio is calculated as (i) square footage under commenced leases as of September 30, 2019, divided by (ii) total square feet, expressed as a percentage. Studio portfolio is calculated as (i) average square footage under commenced leases for the 12 months ended September 30, 2019, divided by (ii) total square feet, expressed as a percentage.
4.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of September 30, 2019. Annualized base rent does not reflect tenant reimbursements.
5.Includes office properties owned and included in our stabilized portfolio as of July 1, 2018 and still owned and included in the stabilized portfolio as of September 30, 2019.
6.Included in our non-same-store property group.
7.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of September 30, 2019.
8.Includes 20,859 square feet at Rincon Center that has been taken off-line for repositioning as of third quarter 2019.
9.Includes studio properties owned and included in our portfolio as of July 1, 2018 and still owned and included in our portfolio as of September 30, 2019.
10.Includes 41,496 square feet located at our 6605 Eleanor Avenue and 1034 Seward Street properties, included as part of Sunset Las Palmas Studios.
11.Includes 11,200 square feet located at our 6660 Santa Monica Boulevard property, included as part of Sunset Las Palmas Studios, which was acquired October 23, 2018.
12.Includes 538,164 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights in the first quarter of 2019.

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

We had no acquisitions related to consolidated entities during the nine months ended September 30, 2019.

Dispositions

We sold our Campus Center office property on July 24, 2019 for $70.3 million (before certain credits, prorations and closing costs) and our Campus Center developable land on July 30, 2019 for $78.1 million (before certain credits, prorations and closing costs). We recorded $52.2 million of impairment charges for the three months ended March 31, 2019 related to the Campus Center office property. We recognized a gain on sale of $47.1 million related to the developable land. The property was identified as a non-strategic asset to our portfolio.

Held for Sale

We had no properties classified as held for sale as of September 30, 2019.

Redevelopment/Development

The following table summarizes the properties currently under redevelopment and development as well as future redevelopment and developments as of September 30, 2019:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Redevelopment:
One Westside	West Los Angeles	584,000	Q1-2022	Q2-2023
Total redevelopment		584,000

Development:
EPIC	Hollywood	302,102	Q4-2019	Q3-2021
Harlow	Hollywood	106,125	Q2-2020	Q3-2021
Total development		408,227
TOTAL REDEVELOPMENT AND DEVELOPMENT		992,227

Future Redevelopment and development:
Washington 1000	Denny Triangle	538,164	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Bronson Studios Lot D—Development	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development	Hollywood	423,396	TBD	TBD
Sunset Las Palmas Studios—Development	Hollywood	400,000	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
TOTAL FUTURE REDEVELOPMENT AND DEVELOPMENT		2,231,376
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of September 30, 2019 plus available space, beginning January 1, 2019 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options.

		Company’s Share
Year of Lease Expiration	Expiring Leases	Square Footage of Expiring Leases	Percentage of Office Portfolio Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)
Vacant	N/A	824,483	6.7%	N/A	N/A	N/A
2019(3)	45	392,045	3.1	$17,479,716	3.0%	$44.59
2020	144	748,935	6.0	36,801,283	6.2	49.14
2021	139	1,291,459	10.4	60,072,840	10.1	46.52
2022	139	1,223,082	9.8	59,390,100	10.0	48.56
2023	89	1,348,298	10.8	61,295,238	10.3	45.46
2024	98	1,528,947	12.3	77,345,408	13.0	50.59
2025	45	1,060,462	8.5	57,250,014	9.6	53.99
2026	20	348,995	2.8	21,124,273	3.6	60.53
2027	18	466,980	3.8	25,371,641	4.3	54.33
2028	17	554,247	4.5	34,589,743	5.8	62.41
Thereafter	32	1,545,598	12.4	84,965,487	14.3	54.97
Building management use	25	164,008	1.3	—	—	—
Signed leases not commenced(4)	28	952,162	7.6	58,276,869	9.8	61.20
Portfolio Total/Weighted Average	839	12,449,701	100.0%	$593,962,612	100.0%	$51.09
_____________
1.Rent data for our office properties is presented on an annualized basis without regard to cancellation options. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) as of September 30, 2019, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
2.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases, divided by (ii) square footage under commenced leases as of September 30, 2019.
3.Excludes 22,553-square-foot management office occupied by Hudson Pacific Properties, Inc. The management office is reflected under building management use in the table above.
4.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for space not occupied as of September 30, 2019 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements)) under uncommenced leases for vacant space as of September 30, 2019, divided by (ii) square footage under uncommenced leases as of September 30, 2019.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Renewals(1)
Number of leases	36	21	90	65
Square feet	328,791	490,354	611,797	1,165,384
Tenant improvement costs per square foot(2)(3)	$13.78	$30.69	$12.49	$27.60
Leasing commission costs per square foot(2)	10.80	20.30	9.68	15.18
Total tenant improvement and leasing commission costs(2)	$24.58	$50.99	$22.17	$42.78

New leases(4)
Number of leases	23	34	88	114
Square feet	171,359	709,224	1,407,704	1,394,068
Tenant improvement costs per square foot(2)(3)	$59.82	$69.53	$81.01	$55.54
Leasing commission costs per square foot(2)	8.14	25.31	26.49	19.61
Total tenant improvement and leasing commission costs(2)	$67.96	$94.84	$107.50	$75.15

TOTAL
Number of leases	59	55	178	179
Square feet	500,150	1,199,578	2,019,501	2,559,452
Tenant improvement costs per square foot(2)(3)	$30.82	$53.65	$61.20	$42.83
Leasing commission costs per square foot(2)	9.82	23.26	21.63	17.59
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$40.64	$76.91	$82.83	$60.42
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

Financings

During the nine months ended September 30, 2019, the outstanding borrowings on the unsecured revolving credit facility decreased by $320.0 million, net of draws. We use the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements, lease commissions and capital expenditures and to provide for working capital and other corporate purposes.

On February 27, 2019, our operating partnership completed an underwritten public offering of $350.0 million in senior notes due April 1, 2029. The notes are fully and unconditionally guaranteed by us. The net proceeds from the offering, after deducting the underwriting discount, were approximately $343.0 million and were used to repay outstanding borrowings under our unsecured revolving credit facility and $75.0 million of the five-year term loan due November 17, 2020.

On March 1, 2019, we entered into a loan agreement to borrow up to $235.0 million on a revolving basis, secured by the Company’s Sunset Bronson Studios, ICON and CUE properties, maturing on March 1, 2024. We drew $5.0 million to pay down the Sunset Gower Studios/Sunset Bronson Studios construction loan that matured on March 4, 2019. The unused fee rate is 0.20%.

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

On October 3, 2019, the operating partnership completed an underwritten public offering of $400.0 million in senior notes due January 15, 2030. The notes were issued at 99.268% of par value, with a coupon of 3.25%. The net proceeds from the offering were used to repay the $300.0 million five-year term loan due April 1, 2020 and to pay down the remaining $80.0 million balance on the unsecured revolving credit facility.

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

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”). NOI is not a measure of operating results or cash flows from operating activities or cash flows as measured by GAAP and should not be considered an alternative to net income, as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions. All companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management because when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing a perspective not immediately apparent from net income. We calculate NOI as net income excluding corporate general and administrative expenses, depreciation and amortization, impairments, gains/losses on sales of real estate, interest expense, interest income, transaction-related expenses and other non-operating items. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI on a cash basis is NOI adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and other non-cash adjustments to revenue and expenses.

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of July 1, 2018 and still owned and included in the stabilized portfolio as of September 30, 2019; and

•Non-same-store properties, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net income to NOI:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2019	2018
Net income	$62,955	$20,270	$42,685	210.6%
Adjustments:
Loss from unconsolidated real estate investments	260	—	260	100.0
Interest expense	26,590	20,131	6,459	32.1
Interest income	(1,002)	(418)	(584)	139.7
Transaction-related expenses	331	165	166	100.6
Gains on sale of real estate	(47,100)	(3,735)	(43,365)	1,161.0
Other loss (income)	333	(25)	358	(1,432.0)
General and administrative	17,661	14,280	3,381	23.7
Depreciation and amortization	69,781	62,224	7,557	12.1
NOI	$129,809	$112,892	$16,917	15.0%

Same-store NOI	$101,176	$92,495	$8,681	9.4%
Non-same-store NOI	28,633	20,397	8,236	40.4
NOI	$129,809	$112,892	$16,917	15.0%

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

The following table presents our revenues in accordance with GAAP:

	Three Months Ended September 30,
	2019	2018
Revenues
Office
Rental	$179,197	$129,963
Tenant recoveries	—	24,615
Service revenues and other	6,818	6,868
Total office revenues	186,015	161,446
Studio
Rental	11,086	11,731
Tenant recoveries	—	299
Service revenues and other	11,117	7,222
Total studio revenues	22,203	19,252
TOTAL REVENUES	$208,218	$180,698

We evaluate rental and tenant recoveries separately. Tenant recoveries are not a measure of revenues as allowed by GAAP and should not be considered an alternative to our GAAP measures included in our Consolidated Statement of Operations. The following table reports the breakdown of the 2019 rental income based on the 2018 presentation:

	Three Months Ended September 30,
	2019	2018
Revenues
Office
Rental	$150,872	$129,963
Tenant recoveries	28,325	24,615
Service revenues and other	6,818	6,868
Total office revenues	186,015	161,446
Studio
Rental	13,285	11,731
Tenant recoveries	764	299
Service revenues and other	8,154	7,222
Total studio revenues	22,203	19,252
TOTAL REVENUES	$208,218	$180,698

The following table summarizes certain statistics of our same-store office and studio properties:

	Three Months Ended September 30,
	2019	2018
Same-store office
Number of properties	35	35
Rentable square feet	8,555,255	8,555,255
Ending % leased	95.9%	95.0%
Ending % occupied	94.5%	93.7%
Average % occupied for the period	94.9%	92.9%
Average annual rental rate per square foot	$51.05	$48.02

Same-store studio
Number of properties	3	3
Rentable square feet	1,213,203	1,213,203
Average % occupied for the period(1)	92.8%	N/A
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended. Trailing 12-month occupancy is not applicable for 6605 Eleanor Avenue and 1034 Seward Street during the three months ended September 30, 2018 as the properties were acquired in the second quarter 2018.

The following table gives further detail on our NOI:

	Three Months Ended September 30,
	2019			2018
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$107,999	$42,873	$150,872	$98,939	$31,024	$129,963
Tenant recoveries	22,072	6,253	28,325	19,794	4,821	24,615
Service revenues and other	4,687	2,131	6,818	5,280	1,588	6,868
Total office revenues	134,758	51,257	186,015	124,013	37,433	161,446

Studio
Rental	13,246	39	13,285	11,731	—	11,731
Tenant recoveries	739	25	764	299	—	299
Service revenues and other	8,154	—	8,154	7,222	—	7,222
Total studio revenues	22,139	64	22,203	19,252	—	19,252

Total revenues	156,897	51,321	208,218	143,265	37,433	180,698

Operating expenses
Office operating expenses	44,325	22,644	66,969	40,259	17,036	57,295
Studio operating expenses	11,396	44	11,440	10,511	—	10,511
Total operating expenses	55,721	22,688	78,409	50,770	17,036	67,806

Office NOI	90,433	28,613	119,046	83,754	20,397	104,151
Studio NOI	10,743	20	10,763	8,741	—	8,741
NOI	$101,176	$28,633	$129,809	$92,495	$20,397	$112,892

The following table gives further detail on our change in NOI:

	Three Months Ended September 30, 2019 as compared to Three Months Ended September 30, 2018
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$9,060	9.2%	$11,849	38.2%	$20,909	16.1%
Tenant recoveries	2,278	11.5	1,432	29.7	3,710	15.1
Service revenues and other	(593)	(11.2)	543	34.2	(50)	(0.7)
Total office revenues	10,745	8.7	13,824	36.9	24,569	15.2

Studio
Rental	1,515	12.9	39	100.0	1,554	13.2
Tenant recoveries	440	147.2	25	100.0	465	155.5
Service revenues and other	932	12.9	—	—	932	12.9
Total studio revenues	2,887	15.0	64	100.0	2,951	15.3

Total revenues	13,632	9.5	13,888	37.1	27,520	15.2

Operating expenses
Office operating expenses	4,066	10.1	5,608	32.9	9,674	16.9
Studio operating expenses	885	8.4	44	100.0	929	8.8
Total operating expenses	4,951	9.8	5,652	33.2	10,603	15.6

Office NOI	6,679	8.0	8,216	40.3	14,895	14.3
Studio NOI	2,002	22.9	20	100.0	2,022	23.1
NOI	$8,681	9.4%	$8,236	40.4%	$16,917	15.0%

NOI increased $16.9 million, or 15.0%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily resulting from:

•$8.7 million increase in NOI from our same-store properties driven by:
•an increase in office NOI of $6.7 million primarily due to:
•$9.1 million increase in rental revenues primarily relating to leases signed at our 1455 Market (Square, Inc. and WeWork Companies Inc.), ICON (Netflix extension), Rincon Center (Twilio Inc.), Concourse (Nutanix, Inc. and VitalConnect), 6040 Sunset (Technicolor extension) and Towers at Shore Center (Poshmark, Inc.) properties at a higher rate than expiring leases; and
•$2.3 million increase in tenant recoveries primarily relating to increased activity at our 1455 Market, Palo Alto Square, Rincon Center and Clocktower Square properties;
•partially offset by $4.1 million increase in operating expenses primarily relating to an increase in property tax expense and ground lease expense across the portfolio.
•an increase in studio NOI of $2.0 million primarily due to:
•$1.5 million increase in rental revenues primarily relating to an overall increase in occupancy and higher rental rates at our studios;
•$0.4 million increase in tenant recoveries primarily relating to an increase in operating expenses;
•$0.9 million increase in service revenues and other primarily resulting from increased production activity at our studios related to the increase in our tenant mix from streaming providers (rather than traditional network broadcasters); and
•partially offset by $0.9 million increase in operating expenses primarily relating to increased staffing for security, operating grounds and engineering;
•$8.2 million increase in NOI from our non-same-store properties driven by:
•overall increase in office NOI of $8.2 million primarily due to:
•$11.8 million increase in rental revenues primarily relating to:

•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our Peninsula Office Park (July 2018) properties; and
•leases signed at our 11601 Wilshire (various leasing), Fourth and Traction (Honey Science Corp), Gateway (EPAM Systems, Inc. and Holder Construction Company), Maxwell (WeWork Companies, Inc.) and Metro Plaza (Nutanix, Inc.) properties at a higher rate than expiring leases.
•$1.4 million increase in tenant recoveries primarily relating to:
•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our Peninsula Office Park (July 2018) properties; and
•an increase in occupancy at our Gateway and Maxwell properties.
•partially offset by $5.6 million increase in operating expenses primarily relating to:
•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our Peninsula Office Park (July 2018) properties; and
•an increase in costs associated with recently completed development properties.

Other Expenses (Income)

Interest Expense

The following table presents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended September 30,
	2019	2018	Dollar Change	Percent Change
Gross interest expense	$29,536	$22,136	$7,400	33.4%
Capitalized interest	(4,334)	(3,439)	(895)	26.0
Amortization of deferred financing costs and loan discounts/premiums	1,388	1,434	(46)	(3.2)
TOTAL	$26,590	$20,131	$6,459	32.1%

Gross interest expense increased by $7.4 million, or 33.4%, to $29.5 million for the three months ended September 30, 2019 compared to $22.1 million for the three months ended September 30, 2018. The increase was primarily driven by assumed debt associated with One Westside and 10850 Pico (August 2018) properties and joint venture partner debt related to our Ferry Building (October 2018) property and our 4.65% registered senior notes (February and June 2019) issued at a higher interest rate than debt repaid with the proceeds.

Capitalized interest increased by $0.9 million, or 26.0%, to $4.3 million for the three months ended September 30, 2019 compared to $3.4 million for the three months ended September 30, 2018. The increase was primarily driven by our One Westside redevelopment property, partially offset by recently completed redevelopment and development properties.

Gains on Sale of Real Estate

We generated $47.1 million gains on sale of real estate for three months ended September 30, 2019 compared to $3.7 million during the three months ended September 30, 2018, which resulted from the sale of our Campus Center (July 2019) and Peninsula Office Park (July 2018) properties, respectively.

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $3.4 million, or 23.7%, to $17.7 million for the three months ended September 30, 2019 compared to $14.3 million for the three months ended September 30, 2018. The change was primarily attributable to the adoption of the 2019 Hudson Pacific Properties, Inc. Outperformance Program, an increase in staffing to meet operational needs and an increase in travel and entertainment expenses. Additionally, we adopted ASC 842 on January 1, 2019, which resulted in more payroll being expensed rather than capitalized to deferred leasing costs. The increase was partially offset by a decrease in shareholder relations costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $7.6 million, or 12.1%, to $69.8 million for the three months ended September 30, 2019 compared to $62.2 million for the three months ended September 30, 2018. The increase was primarily related to our acquisition of the Ferry Building (October 2018) and recently completed redevelopment and development properties. The increase was partially offset by the sale of our Peninsula Office Park (July 2018) property.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2018 and still owned and included in the stabilized portfolio as of September 30, 2019; and

•Non-same-store properties, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net income to NOI:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2019	2018
Net income	$38,883	$92,524	$(53,641)	(58.0)%
Adjustments:
Loss from unconsolidated real estate investments	345	—	345	100.0
Interest expense	77,492	59,965	17,527	29.2
Interest income	(3,034)	(493)	(2,541)	515.4
Transaction-related expenses	459	283	176	62.2
Unrealized gain on non-real estate investment	—	(928)	928	(100.0)
Gains on sale of real estate	(47,100)	(43,337)	(3,763)	8.7
Impairment loss	52,201	—	52,201	100.0
Other loss (income)	258	(748)	1,006	(134.5)
General and administrative	54,099	46,047	8,052	17.5
Depreciation and amortization	207,892	183,483	24,409	13.3
NOI	$381,495	$336,796	$44,699	13.3%

Same-store NOI	$271,289	$246,687	$24,602	10.0%
Non-same-store NOI	110,206	90,109	20,097	22.3
NOI	$381,495	$336,796	$44,699	13.3%

Rental Components

The following table presents our revenues in accordance with GAAP:

	Nine Months Ended September 30,
	2019	2018
Revenues
Office
Rental	$521,650	$389,777
Tenant recoveries	—	67,479
Service revenues and other	19,270	19,272
Total office revenues	540,920	476,528
Studio
Rental	38,001	32,822
Tenant recoveries	—	1,153
Service revenues and other	23,342	19,482
Total studio revenues	61,343	53,457
TOTAL REVENUES	$602,263	$529,985

We evaluate rental and tenant recoveries separately. Tenant recoveries are not a measure of revenues as allowed by GAAP and should not be considered an alternative to our GAAP measures included in our Consolidated Statement of Operations. The following table reports the breakdown of the 2019 rental income based on the 2018 presentation:

	Nine Months Ended September 30,
	2019	2018
Revenues
Office
Rental	$442,969	$389,777
Tenant recoveries	78,681	67,479
Service revenues and other	19,270	19,272
Total office revenues	540,920	476,528

Studio
Rental	37,262	32,822
Tenant recoveries	2,477	1,153
Service revenues and other	21,604	19,482
Total studio revenues	61,343	53,457
TOTAL REVENUES	$602,263	$529,985

The following table summarizes certain statistics of our same-store office and studio properties:

	Nine Months Ended September 30,
	2019	2018
Same-store office
Number of properties	31	31
Rentable square feet	7,798,915	7,798,915
Ending % leased	95.2%	94.8%
Ending % occupied	93.7%	93.5%
Average % occupied for the period	93.9%	92.8%
Average annual rental rate per square foot	$49.37	$46.74

Same-store studio
Number of properties	3	3
Rentable square feet	1,171,707	1,171,707
Average % occupied for the period(1)	92.5%	89.7%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Nine Months Ended September 30,
	2019			2018
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$282,560	$160,409	$442,969	$260,698	$129,079	$389,777
Tenant recoveries	55,214	23,467	78,681	51,525	15,954	67,479
Service revenues and other	13,797	5,473	19,270	14,312	4,960	19,272
Total office revenues	351,571	189,349	540,920	326,535	149,993	476,528

Studio
Rental	35,729	1,533	37,262	32,252	570	32,822
Tenant recoveries	2,116	361	2,477	1,021	132	1,153
Service revenues and other	21,604	—	21,604	19,482	—	19,482
Total studio revenues	59,449	1,894	61,343	52,755	702	53,457

Total revenues	411,020	191,243	602,263	379,290	150,695	529,985

Operating expenses
Office operating expenses	107,911	80,769	188,680	104,023	60,452	164,475
Studio operating expenses	31,820	268	32,088	28,580	134	28,714
Total operating expenses	139,731	81,037	220,768	132,603	60,586	193,189

Office NOI	243,660	108,580	352,240	222,512	89,541	312,053
Studio NOI	27,629	1,626	29,255	24,175	568	24,743
NOI	$271,289	$110,206	$381,495	$246,687	$90,109	$336,796

The following table gives further detail on our change in NOI:

	Nine Months Ended September 30, 2019 as compared to Nine Months Ended September 30, 2018
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$21,862	8.4%	$31,330	24.3%	$53,192	13.6%
Tenant recoveries	3,689	7.2	7,513	47.1	11,202	16.6
Service revenues and other	(515)	(3.6)	513	10.3	(2)	—
Total office revenues	25,036	7.7	39,356	26.2	64,392	13.5

Studio
Rental	3,477	10.8	963	168.9	4,440	13.5
Tenant recoveries	1,095	107.2	229	173.5	1,324	114.8
Service revenues and other	2,122	10.9	—	—	2,122	10.9
Total studio revenues	6,694	12.7	1,192	169.8	7,886	14.8

Total revenues	31,730	8.4	40,548	26.9	72,278	13.6

Operating expenses
Office operating expenses	3,888	3.7	20,317	33.6	24,205	14.7
Studio operating expenses	3,240	11.3	134	100.0	3,374	11.8
Total operating expenses	7,128	5.4	20,451	33.8	27,579	14.3

Office NOI	21,148	9.5	19,039	21.3	40,187	12.9
Studio NOI	3,454	14.3	1,058	186.3	4,512	18.2
NOI	$24,602	10.0%	$20,097	22.3%	$44,699	13.3%
NOI increased $44.7 million, or 13.3%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily resulting from:

•$24.6 million increase in NOI from our same-store properties driven by:
•an increase in office NOI of $21.1 million primarily due to:
•$21.9 million increase in rental revenues primarily relating to leases signed at our 1455 Market (Square, Inc. and WeWork Companies Inc.), ICON (Netflix, Inc.), Rincon Center (Twilio, Inc.), Concourse (Nutanix, Inc. and VitalConnect) and Towers at Shore Center (Poshmark, Inc.) properties at a higher rate than expiring leases; and
•$3.7 million increase in tenant recoveries primarily relating to activity at Rincon Center and 1455 Market properties and a restoration fee at our Page Mill Center property;
•partially offset by $3.9 million increase in operating expenses primarily relating to increased occupancy across our portfolio and prior year tax adjustment at our 1455 Market property. The operating expenses for the current year were reduced by a prior year property tax reassessment at our Rincon Center property.
•an increase in studio NOI of $3.5 million primarily due to:
•$3.5 million increase in rental revenues primarily relating to an overall increase in occupancy and higher rental rates at our studios;
•$1.1 million increase in tenant recoveries primarily relating to an increase in operating expenses; and
•$2.1 million increase in service revenues and other primarily resulting from increased production activity at our studios related to the increase in our tenant mix from streaming providers (rather than traditional network broadcasters)
•partially offset by $3.2 million increase in operating expenses relating to staffing for security, engineering, operating grounds, janitorial and other services.
•$20.1 million increase in NOI from our non-same-store properties driven by:

•overall increase in office NOI of $19.0 million primarily due to:
•$31.3 million increase in rental revenues primarily relating to:
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
•$7.5 million increase in tenant recoveries primarily relating to:
•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties; and
•an increase in occupancy at our Palo Alto Square and Metro Center properties and an increase in operating expenses.
•partially offset by $20.3 million increase in operating expenses primarily relating to:
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

Other Expenses (Income)

Interest Expense

The following table presents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Nine Months Ended September 30,
	2019	2018	Dollar Change	Percent Change
Gross interest expense	$85,981	$66,081	$19,900	30.1%
Capitalized interest	(12,911)	(10,643)	(2,268)	21.3
Amortization of deferred financing costs and loan discounts/premiums	4,422	4,527	(105)	(2.3)
TOTAL	$77,492	$59,965	$17,527	29.2%

Gross interest expense increased by $19.9 million, or 30.1%, to $86.0 million for the nine months ended September 30, 2019 compared to $66.1 million for the nine months ended September 30, 2018. The increase was primarily driven by assumed debt associated with One Westside and 10850 Pico (August 2018) properties and joint venture partner debt related to our Ferry Building (October 2018) property and our 4.65% registered senior notes (February and June 2019) issued at a higher interest rate than debt repaid with the proceeds.

Capitalized interest increased $2.3 million, or 21.3%, to $12.9 million for the nine months ended September 30, 2019 compared to $10.6 million for the nine months ended September 30, 2018. The increase was primarily driven by our One Westside redevelopment property and our EPIC and Harlow development properties, partially offset by recently completed redevelopment and development properties.

Gains on Sale of Real Estate

We generated $47.1 million gains on sale of real estate for nine months ended September 30, 2019 compared to $43.3 million during the nine months ended September 30, 2018, which resulted from the sale of our Campus Center (July 2019), Embarcadero Place (January 2018), 2600 Campus Drive (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties.

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $8.1 million, or 17.5%, to $54.1 million for the nine months ended September 30, 2019 compared to $46.0 million for the nine months ended September 30, 2018. The change was primarily attributable to the adoption of the 2019 Hudson Pacific Properties, Inc. Outperformance Program, an increase in staffing to meet operational needs and an increase in travel and entertainment expenses. Additionally, we adopted ASC 842 on January 1, 2019, which resulted in more payroll being expensed rather than capitalized to deferred leasing costs. The increase was partially offset by a decrease in shareholder relations costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $24.4 million, or 13.3%, to $207.9 million for the nine months ended September 30, 2019 compared to $183.5 million for the nine months ended September 30, 2018. The increase was primarily related to our acquisition of the Ferry Building (October 2018) and recently completed redevelopment and development properties. The increase was partially offset by the sale of our Peninsula Office Park (July 2018) property.

Impairment Loss

We recorded $52.2 million of impairment charges during the three months ended March 31, 2019 related to our Campus Center office property. Our estimated fair value was based on the sale price. We did not recognize additional impairment charges during the nine months ended September 30, 2019. We did not recognize impairment charges during the nine months ended September 30, 2018.

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

Liquidity Sources

We had $56.8 million of cash and cash equivalents at September 30, 2019. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service our debt and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through September 30, 2019. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program. The Company did not utilize the ATM program during the nine months ended September 30, 2019.

As of September 30, 2019, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, $80.0 million of which had been drawn. As of September 30, 2019, we had total borrowing capacity of $235.0 million secured by our Sunset Bronson Studios/ICON/CUE properties, $5.0 million of which had been drawn.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total consolidated market capitalization (counting series A preferred units as debt) as of September 30, 2019:

September 30, 2019
Unsecured and secured debt(1)	$2,744,960
Series A preferred units	9,815
Total consolidated debt	2,754,775
Common equity capitalization(2)	5,270,103
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$8,024,878
Total consolidated debt/total consolidated market capitalization	34.3%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of our stock of $33.46, as reported by the NYSE, as of September 30, 2019.

Outstanding Indebtedness

The following table sets forth information as of September 30, 2019 and December 31, 2018 with respect to our outstanding indebtedness (excluding unamortized deferred financing costs and loan discounts/premiums):

	September 30, 2019	December 31, 2018
Unsecured debt	$2,380,000	$2,275,000
Secured debt	$364,960	$365,381
In-substance defeased debt	$135,846	$138,223
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of September 30, 2019.

Credit Rating

In October 2019, Moody’s Investors Service upgraded the Company’s long-term corporate credit rating from Baa3 to Baa2, with a stable outlook.

Liquidity Uses

Contractual Obligations

During the nine months ended September 30, 2019, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2018 Annual Report on Form 10-K. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Debt” for information regarding our minimum future principal payments due on our outstanding debt. See Part I, Item 1 “Note 11 to our Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum ground lease payments. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Prepaid Expenses and Other Assets, net” for additional contingencies.

Cash Flows

A comparison of our cash flow activity is as follows:

	Nine Months Ended September 30,
	2019	2018	Dollar Change	Percent Change
Net cash provided by operating activities	$233,600	$197,880	$35,720	18.1%
Net cash used in investing activities	$(207,246)	$(57,254)	$(149,992)	262.0%
Net cash used in financing activities	$(25,206)	$(178,668)	$153,462	(85.9)%

Cash and cash equivalents and restricted cash were $69.3 million and $68.2 million at September 30, 2019 and December 31, 2018, respectively.

Operating Activities

Net cash provided by operating activities increased by $35.7 million, or 18.1%, to $233.6 million for the nine months ended September 30, 2019 compared to $197.9 million for the nine months ended September 30, 2018. The change resulted primarily from higher cash NOI related to our recent acquisitions and commencement of leases at Rincon Center (Twilio, Inc.), Palo Alto Square (Orbital Insight, Inc), Gateway (Lumenis, Inc. and Santa Clara Valley Transportation Authority) properties, partially offset by lower cash rents due to the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties.

Investing Activities

Net cash used in investing activities increased by $150.0 million, or 262.0%, to $207.2 million for the nine months ended September 30, 2019 compared to $57.3 million for the nine months ended September 30, 2018. The increase resulted primarily from lower proceeds from sales of real estate properties in 2019 ($147.8 million during the nine months ended September 30, 2019 compared to $454.5 million of proceeds from sales during the nine months ended September 30, 2018) and a contribution made to our unconsolidated entities in 2019, partially offset by $149.2 million spent on purchases of the U.S. Government securities and $71.2 million spent on property acquisitions during the nine months ended September 30, 2018 compared to no such activity in 2019.

Financing Activities

Net cash used in financing activities decreased by $153.5 million, or 85.9%, to $25.2 million for the nine months ended September 30, 2019 compared to $178.7 million for the nine months ended September 30, 2018. The change resulted primarily from an increase in net proceeds from unsecured and secured debt, partially offset by a decrease in contributions to consolidated joint ventures.

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

The following table presents a reconciliation of net income to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$62,955	$20,270	$38,883	$92,524
Adjustments:
Depreciation and amortization—Consolidated	69,781	62,224	207,892	183,483
Depreciation and amortization—Corporate-related	(543)	(497)	(1,596)	(1,470)
Depreciation and amortization—Company’s share from unconsolidated real estate investment	1,751	—	2,314	—
Gains on sale of real estate	(47,100)	(3,735)	(47,100)	(43,337)
Impairment loss	—	—	52,201	—
Unrealized gain on non-real estate investment	—	—	—	(928)
FFO attributable to non-controlling interests	(7,463)	(5,019)	(21,032)	(15,666)
FFO attributable to preferred units	(153)	(153)	(459)	(465)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$79,228	$73,090	$231,103	$214,141

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2018 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2019 to the information provided in Part II, Item 7A, of our 2018 Annual Report on Form 10-K.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our unconsolidated real estate entity operating in Canada. The unconsolidated real estate entity’s functional currency is the local currency. Any gains or losses resulting from the translation of Canadian dollars to U.S. dollars are classified on our Balance Sheet as a separate component of other comprehensive income and are excluded from net income.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities:

During the third quarter of 2019, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the third quarter of 2019, we issued an aggregate of 17,697 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with restricted stock awards for a net issuance of 17,697 shares of common stock. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s partnership agreement. During the third quarter of 2019, our operating partnership issued an aggregate of 17,697 common units to us.

All other issuances of unregistered equity securities of our operating partnership during the third quarter of 2019 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $7.43 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 1, 2019	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 1, 2019	/S/ MARK LAMMAS
Mark Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 1, 2019	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 1, 2019	/S/ MARK LAMMAS
Mark Lammas Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)