Form 10-K
period 2019-12-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2020-02-24
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Registrant’s telephone number, including area code (310) 445-5700

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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒ Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

As of June 30, 2019, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) was $5.02 billion based upon the last sales price on June 30, 2019 for the registrant’s Common Stock.

There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at February 15, 2020 was 154,709,912.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2020 Annual Meeting of Stockholders to be held May 20, 2020 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the United States Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2019 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of December 31, 2019, Hudson Pacific Properties, Inc. owned approximately 99.0% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.0% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.

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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. Business

Company Overview

We are a vertically integrated real estate company focused on acquiring, repositioning, developing and operating high-quality office and state-of-the-art studio properties in high-growth, high-barrier-to-entry submarkets throughout Northern and Southern California, the Pacific Northwest and Western Canada. We invest across the risk-return spectrum, favoring opportunities where we can employ leasing, capital investment and management expertise to create additional value. As of December 31, 2019, our portfolio included office properties, comprising an aggregate of approximately 14.9 million square feet, and studio properties, comprising approximately 1.2 million square feet of sound-stage, office and supporting production facilities. We also own undeveloped density rights for approximately 2.7 million square feet of future office and residential space.

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
This Annual Report on Form 10-K includes financial measures that are not in accordance with generally accepted accounting principles in the United States (“GAAP”), which are accompanied by what the Company considers the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company presents the “Company’s share” of certain of these measures, which are non-GAAP financial measures that are calculated as the consolidated amount calculated in accordance with GAAP, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s percentage ownership interest), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). Management believes that presenting the “Company’s share” of these measures provides useful information to investors regarding the Company’s financial condition and/or results of operations because the Company has several significant joint ventures, and in some cases the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the joint venture even though the Company’s partner(s) owns a significant percentage interest. As a result, management believes that presenting the Company’s share of various financial measures in this manner can help investors better understand the Company’s financial condition and/or results of operations after taking into account its true economic interest in these joint ventures.

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

Major Tenants

As of December 31, 2019, our 15 largest tenants in our office portfolio represented approximately 38.6% of the Company’s share of total annualized base rent generated by our office properties. As of December 31, 2019, our two largest tenants were Netflix, Inc. and Google, Inc., which together accounted for 15.2% of the Company’s share of the annualized base rent generated by our office properties.

For further detail regarding major tenants, see Item 2 “Properties—Tenant Diversification.”

Our Competitive Position

We believe the following competitive strengths distinguish us from other real estate owners and operators and will enable us to capitalize on opportunities in the market to successfully expand and operate our portfolio.

•Experienced Management Team with a Proven Track Record of Acquiring and Operating Assets and Managing a Public Office REIT. Our senior management team has an average of over 25 years of experience in the commercial real estate industry, with a focus on acquiring, repositioning, developing and operating office properties in Northern and Southern California, the Pacific Northwest and Western Canada.

•Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no competing real estate business interests outside of our Company. Additionally, as of December 31, 2019, our senior management team owned approximately 3.3 million shares of our common stock on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

•Northern and Southern California, the Pacific Northwest and Western Canada Focus with Local and Regional Expertise. We are primarily focused on acquiring and managing office properties in Northern and Southern California, the Pacific Northwest and Western Canada, where our senior management has significant expertise and relationships. Our markets are supply-constrained as a result of the scarcity of available land, high construction costs and restrictive entitlement processes. We believe our experience, in-depth market knowledge and meaningful industry relationships with brokers, tenants, landlords, lenders and other market participants enhance our ability to identify and capitalize on attractive acquisition opportunities, particularly those that arise in Northern and Southern California, the Pacific Northwest and Western Canada.

•Long-Standing Relationships that Provide Access to an Extensive Pipeline of Investment and Leasing Opportunities. We have an extensive network of long-standing relationships with real estate developers, individual and institutional real estate owners, national and regional lenders, brokers, tenants and other participants in the Northern and Southern California, the Pacific Northwest and Western Canada real estate markets. These relationships have historically provided us with access to attractive acquisition opportunities, including opportunities with limited or no prior marketing by sellers. We believe they will continue to provide us access to an ongoing pipeline of attractive acquisition opportunities and additional growth capital, both of which may not be available to our competitors. Additionally, we focus on establishing strong relationships with our tenants in order to understand their long-term business needs, which we believe enhances our ability to retain quality tenants, facilitates our leasing efforts and maximizes cash flows from our properties.

•Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our IPO, including through 16 offerings (including two public offerings of 8.375% series B Cumulative Preferred Stock, ten public offerings of our common stock, one private placement of our common stock and three public offerings of senior notes) and continuous offerings under our at-the-market (“ATM”) program for aggregate total proceeds of approximately $4.7 billion (before underwriters’ discounts and transaction costs) as of December 31, 2019. Available cash on hand and our unsecured credit facility provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy while maintaining a flexible and conservative capital structure. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities. As of December 31, 2019, we had total borrowing capacity of approximately $600.0 million under our unsecured revolving credit facility, $75.0 million of which had been drawn, and a total capacity of $235.0 million under our Sunset Bronson Studios/ICON/CUE revolving credit facility secured by our ICON, CUE and Sunset Bronson Studios properties, $5.0 million of which has been drawn. Additionally, we have the ability to draw up to $414.6 million under our construction loan secured by our One Westside and 10850 Pico properties, $5.6 million of which has been drawn. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities. Based on the closing price of our common stock of $37.65 on December 31, 2019, we had a debt-to-market capitalization ratio (counting series A preferred units in our operating partnership, or series A preferred units, as debt) of approximately 32.4%.

We have access to and are actively pursuing a pipeline of potential acquisitions consistent with our investment strategy. We believe our significant expertise in operating in the Northern and Southern California, the Pacific Northwest and Western Canada office sectors and extensive, long-term relationships with real estate owners, developers and lenders, coupled with our conservative capital structure and access to capital, will allow us to capitalize on current market opportunities.

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

Segment and Geographic Financial Information

We report our results of operations through two segments: (i) office properties and (ii) studio properties. For information about our segments, refer to Part IV, Item 15(a) “Financial Statement Schedules—Note 15 to the Consolidated Financial Statements—Segment Reporting.”

All of our business is conducted in Northern and Southern California, the Pacific Northwest and Western Canada. For further detail regarding our geographic financial information, refer to Item 2 “Properties.”

Employees

At December 31, 2019, we had 347 employees. At December 31, 2019, five of our employees were subject to collective bargaining agreements. Each of these employees are on-site at the Sunset Bronson Studios property. We believe that relations with our employees are good.

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

Americans with Disabilities Act

Our properties located in the United States must comply with Title III of the Americans with Disabilities Act (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We have developed and undertaken continuous capital improvement programs at various properties, some of which have included ADA-related modifications. As capital improvement programs progress, certain ADA upgrades will continue to be integrated into the planned improvements, specifically at the studio properties where we are able to utilize in-house construction crews to minimize costs for required ADA-related improvements. However, some of our properties may currently be in noncompliance with the ADA. Such noncompliance could result in the incurrence of additional costs to attain compliance, the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and clean up such contamination and liability for natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

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

Independent environmental consultants have conducted Phase I Environmental Site Assessments at all of our properties located in the United States using the American Society for Testing and Materials (“ASTM”) Practice E 1527-05. A Phase I Environmental Site Assessment is a report prepared for real estate holdings that identifies potential or existing environmental contamination liabilities. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or asbestos or lead surveys. None of the recent site assessments identified any known past or present contamination that we believe would have a material adverse effect on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability.

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

Corporate Responsibility

Environmental, Social and Governance (“ESG”) Commitment

We strive to build sustainable, healthy and equitable communities through a combination of innovative real estate solutions, meaningful cross-sector partnerships and exemplary ESG performance. This commitment informs every aspect of our business, including how we design and build new projects, operate our portfolio, collaborate with stakeholders and report progress. We believe this approach differentiates us in the market and delivers value to our tenants, employees, vendors, investors and communities in which we operate.

Environmental Stewardship

We believe we have a responsibility to minimize the energy, carbon, water and waste impacts of our business and recognize that these impacts occur not just in the daily operations of our portfolio but also through our entire value chain. As a result, we strive to reduce environmental impacts across the full life cycle of our buildings and our corporate operations.

2019 Achievements:
•Five out of five stars on the Global Real Estate Sustainability Benchmark (“GRESB”)
•ENERGY STAR Partner of the Year
•Green Lease Leader
•Achieved 100% carbon-free electricity
•National Association of Real Estate Investment Trusts (“NAREIT”) Leader in the Light Best New Entry

Building operations: We have long-term environmental performance targets for our portfolio that address energy consumption, greenhouse gas (“GHG”) emissions, water consumption and waste diversion rates. To achieve these targets, each of our properties maintains a Sustainability Action Plan that informs how our engineering and property management teams implement environmental best practices. To monitor progress across the portfolio, we include sustainability criteria in our annual operational audit process and use a third-party environmental management system to aggregate property-level environmental data.

Development: We are an industry leader in adaptive reuse, which means we excel at transforming older buildings in premier locations into unique, cutting-edge properties. This approach delivers significant environmental benefits, while also driving cultural/historic preservation and local economic development. In addition, we are committed to obtaining a minimum of LEED Gold certification for all new developments, including both adaptive reuse and ground-up projects.

Engagement: Because we control only a small part of our total environmental footprint, it is critical that we engage both internal and external stakeholders to drive sustainable innovation and system change. Tenant, industry and community engagement is at the core of this mission.

Social Responsibility

A deep commitment to social responsibility is embedded in who we are as a company. We believe people are at the heart of our business and take pride in our outstanding work culture and generous approach to charitable giving. We strive to be an optimal employer to our workforce and landlord to our tenants, as well as a valued partner to our communities.

Caring for our people: We know that the first step in hiring and retaining the best talent is to create safe and inspiring workplaces where people feel valued. We offer competitive compensation and benefits to all regular full-time employees, and create spirited work environments that reward innovation and collaboration. We also aim to foster both personal and professional growth for employees at all levels of the organization.

Health and safety: The health and safety of our employees, tenants and vendors is of the utmost importance to us. We adhere to leading health and safety standards across our portfolio, and each year, we complete a portfolio-wide audit, aimed to ensure our buildings are safe, efficient and properly maintained.

Diversity and inclusion: We embrace and value diversity in all its forms, whether gender, age, ethnicity or cultural background. Equal opportunity is integral to our recruitment process, as we aim to develop a community of diverse talent. Our commitment to diversity and inclusion applies to the highest levels of the organization, including at the board level, where we recognize that diversity strengthens board performance and promotes long-term shareholder value.

Strengthening our communities: We have a long history of providing meaningful support to the communities in which we operate. Our philanthropic program, Hudson Helps, provides grants to leading non-profit organizations, primarily in the areas of housing and shelter, health and wellness, equity and inclusion, and the environment. We also provide extensive charitable support to key industry and professional organizations. Finally, we provide a matching donation program that encourages our employees to support the causes most important to them, host frequent volunteer opportunities throughout our regions, and provide each employee with 32 hours of paid time off for volunteering each year.

Governance

We view good governance as essential to creating and preserving value for our shareholders and other stakeholders. This includes compliance with all applicable laws, rules, regulations and policies as well as unwavering adherence to our values. We have an effective and highly skilled Board of Directors with five committees: Audit, Compensation, Nominating and Corporate Governance, Investment and Sustainability. We promote board independence and embrace board diversity in all its facets, including skills, experience, gender, ethnicity and race.

ESG oversight: Our VP, Sustainability and Social Impact leads our ESG efforts. This individual relies on two cross-functional, cross-regional teams—the Sustainability Council and Social Impact Council—that meet on a quarterly basis and are tasked with incorporating ESG into our day-to-day operations. The VP, Sustainability and Social Impact is a member of the ESG Leadership team, a group of senior executives from our Human Resources, Legal, Engineering/Operations, and Investor Relations teams that meet monthly to guide our ESG strategy and progress. Ultimately, responsibility for our ESG program lies with the board-level Sustainability Committee.

Accountability: We believe in holding ourselves publicly accountable to our ESG commitments. We publish information about our ESG performance on a regular basis via our website, social media channels, investor presentations, and annual Corporate Responsibility Report.

Ethics: Our directors and all employees, including senior management, conduct themselves in accordance with the highest moral and ethical standards, informed by a robust Code of Business Conduct and Ethics. We are committed to ensuring a fair workplace for our employees as well as partners with whom we do business. We have strict policies to protect against unlawful discrimination and harassment, and an Ethics Hotline that provides an alternative and anonymous method of reporting suspected compliance violations, unlawful or unethical behavior, or fraud.

Human rights: Our Human Rights Policy reflects our longstanding dedication to the preservation of basic rights and human dignity in our workplace and beyond. Hudson Pacific Properties holds human rights to be an essential component of our business. We support internationally recognized human rights principles that promote and protect human rights. The policy applies to our operations and affiliates in all assets we own and operate.

For more information on our Corporate Responsibility initiatives, please visit www.hudsonpacificproperties.com/Responsibility to view our full Sustainability Policy, as well as our Corporate Responsibility Report.

Available Information

On the Investor Relations page on our Company’s Website at investors.hudsonpacificproperties.com we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available to be viewed on our Investor Relations page on our Website free of charge. Also available on our Investor Relations page on our Website, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our Code of Business Conduct and Ethics (which applies to all directors and employees, including our Principal Executive Officer and Principal Financial Officer). We intend to use our Website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our Website in the ‘Investor Resources’ sections. Accordingly, investors should monitor such portions of our Website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information contained on or hyperlinked from our Website is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Hudson Pacific Properties, Inc., 11601 Wilshire Blvd., Ninth Floor, Los Angeles, California 90025.

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

Risks Related to Our Properties and Our Business

Our properties are located in Northern and Southern California, the Pacific Northwest and Western Canada, and we are susceptible to adverse economic conditions, local regulations and natural disasters affecting those markets.

Our properties are located in Northern and Southern California, the Pacific Northwest and Western Canada, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio. Further, our properties are concentrated in certain areas, including Los Angeles, San Francisco, Silicon Valley, Seattle and Vancouver, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of Northern and Southern California, the Pacific Northwest and Western Canada (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in our markets (such as earthquakes, wind, landslides, droughts, fires and other events). In addition, the State of California has had historical periods of budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in Northern and Southern California, the Pacific Northwest or Western Canada, or any decrease in demand for office space resulting from the California regulatory or business environment, could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our securities.

We are required to pay property taxes on our properties. These taxes could increase as property tax rates increase or as properties are reassessed by the taxing authorities. For example, under the existing California law commonly referred to as Proposition 13, property tax reassessments generally occur as a result of a “change of ownership” of a property. Because the property tax authorities may take extensive time to determine if there has a been a “change of ownership” or the actual reassessed value of the property, the potential reassessment may not be determined until a period after the transaction has occurred. From time to time, including recently, lawmakers and voters have initiated efforts to repeal or amend Proposition 13, which, if successful, would increase the assessed value or tax rates for our properties in California. Additionally, there is similar legislation being proposed in other state and local jurisdictions in which our properties are located. An increase in the assessed value of our properties, property tax rates, or potential other new taxes could adversely affect our financial condition, cash flows and our ability to pay dividends to our stockholders.

We derive a significant portion of our rental revenue from tenants in the technology and media and entertainment industries, which makes us particularly susceptible to demand for rental space in those industries.

A significant portion of our rental revenue is derived from tenants in the technology and media and entertainment industries. Consequently, we are susceptible to adverse developments affecting the demand by tenants in these industries for office, production and support space in Northern and Southern California, the Pacific Northwest and Western Canada and, more particularly, in Hollywood and the South of Market area of the San Francisco submarket. As we continue our development and potential acquisition activities in markets populated by knowledge-and creative-based tenants in the technology and media and entertainment industries, our tenant mix could become more concentrated, further exposing us to risks in those industries. Any adverse development in the technology and media and entertainment industries could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

The Financial Accounting Standards Board (“FASB”) and SEC continually change and update the financial accounting standards we must follow. The changes could have a material effect on our financial condition or results of operations, which in turn could also significantly impact the market price of our common stock.

Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” is effective for reporting periods beginning after December 15, 2019 and will impact our methodology for estimating the allowance for the Company’s receivables not subject to ASC 842 and certain other financial instruments and assets. See Part IV, Item 15(a) “Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” for details on ASU 2016-13 and the impact to our consolidated financial statements.

We cannot assure you that implementation of this and other new financial accounting standards, including the ability to modify our accounting systems and to update our policies, procedures, information systems, and internal controls over financial reporting, could result in materially inaccurate financial statements, which in turn could adversely effect on our financial condition, results of operations, cash flow and the per share trading price of our securities. Additionally, the adoption of new accounting standards could also impact the calculation of our debt covenants. It cannot be assured that we will be able to work with our lenders to successfully amend our debt covenants in response to changes in accounting standards and could adversely impact our compliance with financial debt covenants in the future.

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities.

If interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities. In addition, while such agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under FASB, Accounting Standards Codification (“ASC”) Topic 815, Derivative and Hedging.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry-wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.

As of December 31, 2019, we have $625.1 million variable rate debt, of which $539.5 million is subject to interest rate swaps. If LIBOR changes or is replaced, the interest rates on our debt which is indexed to USD-LIBOR will be determined using a different successor rate, which may adversely affect interest expense and may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if USD-LIBOR was available in its current form. These changes could adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities.

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

Our Bentall Centre property in Vancouver has only been under our management since it was acquired in 2019. This property may have characteristics or deficiencies unknown to us which could affect its valuation or revenue potential. In addition, there can be no assurance that the operating performance of this property will not decline under our management. We cannot assure you that we will be able to operate this property successfully.

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

We depend on significant tenants.

As of December 31, 2019, the 15 largest tenants in our office portfolio represented approximately 38.6% of the Company’s share of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2019, our two largest tenants were Netflix, Inc. and Google, Inc., which together accounted for 15.2% of the Company’s share of the annualized base rent generated by our office properties. If Netflix, Inc. and Google, Inc. were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

In addition, WeWork Companies Inc. (“WeWork”) is also a significant tenant, accounting for 1.8% of the Company’s share of the annualized base rent generated by our office properties. In 2019, WeWork canceled their IPO and became controlled by their largest outside investor. If WeWork were to experience a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event described above could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2019, approximately 6.3% of the Company’s share of the square footage of the office properties (including our development and redevelopment properties) in our portfolio was available, taking into account uncommenced leases signed as of December 31, 2019. An additional approximately 7.9% of the Company’s share of the square footage of the office properties in our portfolio is scheduled to expire in 2020 (includes leases scheduled to expire on December 31, 2019). We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in Northern or Southern California, the Pacific Northwest or Western Canada real estate markets, a general economic downturn and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

Some of our properties are subject to ground leases, the termination or expiration of which could cause us to lose our interest in, and the right to receive rental income from, such properties.

Twelve of our consolidated properties are subject to ground leases (including properties with a portion of the land subject to a ground lease). See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 9 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments Future Minimum Rents” for more information regarding our ground lease agreements. If any of these ground leases are terminated following a default or expire without being extended, we may lose our interest in the related property and may no longer have the right to receive any of the rental income from such property, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

We carry commercial property (including earthquake), liability and terrorism coverage on all the properties in our portfolio (most are covered under a blanket insurance policy while a few are under individual policies), in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We have selected policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, we do not carry insurance for losses such as those arising from riots or war because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, like those covering losses due to terrorism or earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could affect certain of our properties that are located in areas particularly susceptible to natural disasters. All of the properties we currently own are located in Northern and Southern California, the Pacific Northwest and Western Canada, areas especially susceptible to earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements.

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

As of December 31, 2019, we have five joint ventures. See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” for details on our joint ventures. We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

In exchange for the contribution of properties to our portfolio in connection with our IPO, some contributors received series A preferred units in our operating partnership. As of December 31, 2019, these units have an aggregate liquidation preference of approximately $9.8 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our Company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

•we also could be subject to the federal alternative minimum tax for taxable years prior to 2019 and possibly increased state and local taxes; and

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

We currently own interests in two taxable REIT subsidiaries and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of our total assets may be represented by securities, including securities of taxable REIT subsidiaries, other than those securities includable in the 75% asset test. Further, for taxable years beginning after December 31, 2017, not more than 20% of the value of our total assets may be represented by securities of taxable REIT subsidiaries. We anticipate that the aggregate value of the stock and other securities of any taxable REIT subsidiaries that we own will be less than 20% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable asset test limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with these limitations or avoid application of the 100% excise tax discussed above.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2019, our portfolio consisted of 62 properties (49 wholly-owned properties, six properties owned by joint ventures, and seven land properties) located in ten California, three Seattle and one Western Canada submarkets, totaling approximately 18.8 million square feet.

Office Portfolio

Our office portfolio consists of 52 office properties comprising an aggregate of approximately 14.9 million square feet. All of our office properties are located in Northern and Southern California, the Pacific Northwest, and Western Canada. As of December 31, 2019, the weighted average remaining lease term for our stabilized office portfolio was 4.3 years.

In-Service Portfolio

Our in-service office properties include stabilized office properties and lease-up office properties. Stabilized office properties consist of same-store properties and non-same-store properties. Same-store properties include all of the properties owned and included in our stabilized portfolio as of January 1, 2018 and still owned and included in the stabilized portfolio as of December 31, 2019. Lease-up properties are defined as those properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development.

The following table summarizes information relating to the consolidated and unconsolidated in-service office properties owned as of December 31, 2019:

			Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)
Location	Submarket	Square Feet(1)
Same-store:
Greater Seattle, Washington
Northview Center	Lynnwood	182,009	80.1%	80.1%	$3,229,710	$22.15
Met Park North	Denny Triangle	183,355	100.0	100.0	5,581,789	30.44
411 First	Pioneer Square	163,768	85.0	85.0	4,228,683	30.39
505 First	Pioneer Square	288,009	100.0	100.0	7,024,518	24.39
83 King	Pioneer Square	183,939	96.4	96.4	7,241,685	40.84
Subtotal		1,001,080	93.3	93.3	27,306,385	29.25
San Francisco Bay Area, California
1455 Market(6)	San Francisco	1,034,977	99.2	99.2	51,506,914	50.15
275 Brannan	San Francisco	57,120	100.0	100.0	3,459,968	60.57
625 Second	San Francisco	138,094	100.0	100.0	8,630,715	62.50
875 Howard	San Francisco	286,003	100.0	100.0	14,915,914	52.15
901 Market	San Francisco	205,530	100.0	100.0	12,393,922	60.30
Rincon Center(7)	San Francisco	545,754	96.4	96.4	30,325,912	57.66
Towers at Shore Center	Redwood Shores	334,483	91.9	94.8	21,102,354	68.66
Skyway Landing	Redwood Shores	247,173	97.1	97.1	12,577,564	52.39
555 Twin Dolphin	Redwood Shores	198,936	87.9	87.9	9,950,892	56.87
3176 Porter	Palo Alto	42,899	100.0	100.0	3,195,129	74.48
3400 Hillview	Palo Alto	207,857	100.0	100.0	14,571,358	70.10
Clocktower Square	Palo Alto	100,344	44.7	44.7	3,950,874	88.09
Foothill Research Center	Palo Alto	195,376	100.0	100.0	14,037,570	71.85
Page Mill Center	Palo Alto	176,245	64.1	64.1	8,429,895	74.64
Page Mill Hill	Palo Alto	182,676	88.2	92.5	11,841,560	73.53
1740 Technology	North San Jose	206,879	99.6	99.6	8,284,100	40.20
Concourse	North San Jose	944,386	95.4	96.4	34,010,453	37.75
Skyport Plaza	North San Jose	418,086	96.2	96.2	14,955,161	37.18
Subtotal		5,522,818	94.8	95.3	278,140,255	53.12
Los Angeles, California
6922 Hollywood	Hollywood	202,528	99.9	99.9	10,434,964	51.58
6040 Sunset	Hollywood	114,958	100.0	100.0	5,592,201	48.65
ICON	Hollywood	325,757	100.0	100.0	18,874,176	57.94
3401 Exposition	West Los Angeles	63,376	100.0	100.0	2,953,500	46.60
10900 Washington	West Los Angeles	9,919	100.0	100.0	435,642	43.92
10950 Washington	West Los Angeles	159,198	100.0	100.0	6,925,613	43.50

			Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)
Location	Submarket	Square Feet(1)
Element LA	West Los Angeles	284,037	100.0	100.0	16,838,535	59.28
Del Amo	Torrance	113,000	100.0	100.0	3,327,208	29.44
Subtotal		1,272,773	100.0	100.0	65,381,839	51.38
Total same-store		7,796,671	95.5	95.8	370,828,479	49.82

NON-SAME-STORE
Vancouver, British Columbia
Bentall Centre(8)	Downtown Vancouver	1,477,142	89.5	96.3	34,389,306	26.01
Subtotal		1,477,142	89.5	96.3	34,389,306	26.01
Greater Seattle, Washington
Hill7(6)	Denny Triangle	285,310	100.0	100.0	10,901,893	38.21
450 Alaskan	Pioneer Square	170,974	95.4	95.4	6,526,897	40.02
Subtotal		456,284	98.3	98.3	17,428,790	38.87
San Francisco Bay Area, California
Ferry Building(6)	San Francisco	268,018	98.5	98.7	24,803,695	93.93
Palo Alto Square	Palo Alto	333,254	97.8	98.9	28,984,513	88.89
Techmart	Santa Clara	284,440	97.3	97.3	13,210,533	47.74
Metro Plaza(9)	North San Jose	439,297	92.6	95.4	16,549,963	40.70
Gateway	North San Jose	609,093	95.7	96.9	23,306,752	39.99
Subtotal		1,934,102	96.0	97.2	106,855,456	57.56
Los Angeles, California
EPIC	Hollywood	302,102	100.0	100.0	20,786,585	68.81
CUE	Hollywood	94,386	100.0	100.0	5,530,567	58.60
604 Arizona	West Los Angeles	44,260	100.0	100.0	3,023,401	68.31
11601 Wilshire	West Los Angeles	500,475	94.9	96.4	21,656,496	45.60
Fourth & Traction	Downtown Los Angeles	131,701	93.5	100.0	5,238,665	42.56
Maxwell	Downtown Los Angeles	102,963	94.8	94.8	4,818,976	49.39
Subtotal		1,175,887	96.6	98.0	61,054,690	53.73
Total non-same-store		5,043,415	94.4	97.2	219,728,242	46.13
Total stabilized		12,840,086	95.1	96.4	590,556,721	48.38
Company’s Share of Total Stabilized		10,943,635	95.4	96.2	523,799,650	50.18

LEASE-UP
Greater Seattle, Washington
95 Jackson	Pioneer Square	35,904	74.3	74.3	1,077,904	40.43
Subtotal		35,904	74.3	74.3	1,077,904	40.43
San Francisco Bay Area, California
Metro Center	Foster City	736,986	75.1	82.0	33,029,663	59.70
333 Twin Dolphin	Redwood Shores	182,789	68.9	74.9	7,307,552	57.99
Shorebreeze	Redwood Shores	230,932	88.7	90.0	12,266,027	59.91
Subtotal		1,150,707	76.8	82.4	52,603,242	59.51
Los Angeles, California
10850 Pico(10)	West Los Angeles	95,987	84.9	84.9	2,685,391	32.96
Subtotal		95,987	84.9	84.9	2,685,391	32.96
Total lease-up		1,282,598	77.4	82.4	56,366,537	56.81
TOTAL IN-SERVICE		14,122,684	93.5%	95.1%	$646,923,258	$49.02

			Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)
Location	Submarket	Square Feet(1)
COMPANY’S SHARE OF TOTAL IN-SERVICE		12,202,236	93.5%	94.8%	$579,494,839	$50.79
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of December 31, 2019, divided by (ii) total square feet, expressed as a percentage.
3.Calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2019, divided by (ii) total square feet, expressed as a percentage.
4.Presented on an annualized basis and is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2019, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
5.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2019. Annualized base rent does not reflect tenant reimbursements.
6.We own 55% of the ownership interest in the consolidated joint ventures that own 1455 Market, Hill7, and Ferry Building.
7. 20,047-square-feet at Rincon Center has been taken off-line for repositioning as of third quarter 2019.
8.We own 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre. Annualized base rent and rental rates have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2019.
9. 17,624-square-feet at Metro Plaza has been taken off-line for repositioning as of fourth quarter 2019.
10.We have a 75% ownership interest in the consolidated joint venture that owns 10850 Pico.

Repositioning, Redevelopment and Development Portfolio

Properties are selected for repositioning when a portion of the asset is reclassified for purposes of improving its quality and value through investment of significant capital, resulting in substantial down time in occupancy. Properties are selected for redevelopment or development when we believe the result will render a higher economic return. A redevelopment can consist of a range of improvements to a property, and may constitute a complete structural renovation of a building or remodeling select areas to make the property more attractive to tenants. Repositioning, redevelopment and development properties are excluded from our in-service portfolio to maintain consistency in evaluating our performance from period to period. The repositioning, redevelopment and development processes are generally capital-intensive and occurs over the course of several months or years. Commonly associated with newly-acquired properties, redevelopment efforts may also occur at properties we currently own.

The following table summarizes information relating to each of the repositioning, redevelopment and development properties owned as of December 31, 2019:

Location	Submarket	Square Feet(1)
Repositioning:
Rincon Center	San Francisco	20,047
Metro Plaza	North San Jose	17,624
Total repositioning		37,671

Redevelopment:
One Westside(2)	West Los Angeles	584,000
Total redevelopment		584,000

Development:
Harlow	Hollywood	106,125
Total development		106,125

TOTAL REPOSITIONING, REDEVELOPMENT AND DEVELOPMENT		727,796
COMPANY’S SHARE OF TOTAL REPOSITIONING, REDEVELOPMENT AND DEVELOPMENT		581,796
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.We have a 75% ownership interest in the consolidated joint venture that owns this property. This property is fully leased to Google, Inc. for approximately 14 years anticipated to commence upon completion of construction and build-out of tenant improvements in 2022.

Tenant Diversification

The following table summarizes information regarding the 15 largest tenants in our office portfolio based on annualized base rent as of December 31, 2019:

	Property				Company’s Share
Tenant(1)		Lease Expiration	Total Leased Square Feet		Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Base Rent(2)	Percent of Annualized Base Rent
Netflix, Inc.	Various	9/30/2031	722,245	(3)	722,245	5.7%	$45,191,328	7.8%
Google, Inc.	Various	Various	593,558	(4)	574,949	4.5%	42,717,123	7.4%
Nutanix, Inc.	Various	5/31/2024	429,045	(5)	429,045	3.4%	17,021,086	2.9%
Riot Games, Inc.	Element LA	3/31/2030	284,037	(6)	284,037	2.2%	16,838,535	2.9%
Qualcomm	Skyport Plaza	7/31/2022	376,817		376,817	2.9%	14,080,898	2.4%
Salesforce.com	Rincon Center	Various	265,394	(7)	265,394	2.1%	13,845,682	2.4%
Square, Inc.	1455 Market	9/27/2023	469,056	(8)	257,981	2.0%	12,614,197	2.2%
WeWork Companies Inc.	Various	Various	379,876	(9)	208,411	1.6%	10,608,732	1.8%
Dell EMC Corporation	Various	Various	294,756	(10)	294,756	2.3%	10,578,595	1.8%
Uber Technologies, Inc.	1455 Market	2/28/2025	325,445	(8)	178,995	1.4%	9,090,854	1.6%
NFL Enterprises	Various	12/31/2023	167,606	(11)	167,606	1.3%	7,361,255	1.3%
Regus	Various	Various	150,081	(12)	150,081	1.2%	6,588,011	1.1%
GitHub, Inc.	Various	6/30/2025	92,450	(13)	92,450	0.7%	5,776,331	1.0%
Stanford	Various	Various	69,295	(14)	69,295	0.5%	5,731,253	1.0%
Technicolor Creative Services USA, Inc.	6040 Sunset	5/31/2032	114,958	(15)	114,958	0.9%	5,592,201	1.0%
TOTAL			4,734,619		4,187,020	32.7%	$223,636,081	38.6%
_____________
1.Presented in order of Company’s share of annualized base rent.
2.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2019, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2019.
3.Netflix, Inc. square footage by property: (i) 325,757 square feet at ICON, (ii) 302,102 square feet at EPIC, and (iii) 94,386 square feet at CUE.
4.Google, Inc. expirations by square footage and property: (i) 207,857 square feet at 3400 Hillview expiring on November 30, 2021, (ii) 7,604 square feet at Rincon Center expiring October 31, 2023, (iii) 170,283 square feet at Foothill Research Center expiring on February 28, 2025, (iv) 166,460 square feet at Rincon Center expiring on February 29, 2028, and (v) 41,354 square feet at Ferry Building expiring October 31, 2029. Google, Inc. may elect to exercise its early termination right at Rincon Center for 166,460 square feet effective April 15, 2025 by delivering written notice on or before January 15, 2024. Google, Inc. is expected to take possession of an additional 12,389 square feet at Foothill Research Center during first quarter 2020. At One Westside, Google, Inc. is expected to take possession of an additional 584,000 square feet during first quarter 2022. We own 75% of the ownership interest in the consolidated joint venture that owns One Westside.
5.Nutanix, Inc. square footage by property: (i) 189,084 square feet at 1740 Technology, (ii) 131,351 square feet at Concourse, and (iii) 108,610 square feet at Metro Plaza. At 1740 Technology, Nutanix, Inc. is expected to take possession of an additional: (i) 7,163 square feet during first quarter 2020, (ii) 3,198 square feet during fourth quarter 2020, and (iii) 6,413 square feet during second quarter 2022.
6.Riot Games, Inc. may elect to exercise its early termination right for the entire premises effective March 31, 2025 by delivering written notice on or before March 31, 2024.
7.Salesforce.com expirations by square footage: (i) 83,016 square feet expiring on July 31, 2025, (ii) 83,372 square feet expiring on April 30, 2027, (iii) 93,028 square feet expiring on October 31, 2028, and (iv) 5,978 square feet of month-to-month storage space. Salesforce.com may elect to exercise its early termination right with respect to 74,966 square feet between August 1, 2021 and September 30, 2021 (the “Termination Date”) by delivering written notice no later than 12 months prior to the Termination Date. Salesforce.com subleased 259,416 square feet at Rincon Center to Twilio Inc. during third quarter 2018. Effective January 30, 2019, we entered into an agreement to reimburse Salesforce.com approximately $6.3 million for costs incurred in connection with the sublease. We are entitled to recoup this cost from amounts paid pursuant to the sublease commencing February 1, 2019, with the expectation to be fully reimbursed by March 31, 2020. Thereafter, Salesforce.com will pay us 50% of any amounts received pursuant to the sublease such that we will begin receiving an average of $340,000 per month of sublease cash rents starting June 2020, with annual growth thereafter. The Company’s share of sublease GAAP rents (i.e. straight-lined rents) will increase from approximately $0.3 million per month to approximately $0.4 million per month beginning April 2020.
8.We own 55% of the ownership interest in the consolidated joint venture that owns 1455 Market.
9.WeWork Companies Inc. expirations by square footage and property: (i) 5,334 square feet at Palo Alto Square expiring December 31, 2019, (ii) 12,713 square feet at Foothill Research Center expiring June 30, 2022, (iii) 54,336 square feet at Hill7 expiring January 31, 2030, (iv) 94,826 square feet at Maxwell expiring July 31, 2031, (v) 66,056 square feet at 1455 Market expiring October 31, 2031, and (vi) 146,611 square feet at Bentall Centre expiring October 31, 2033. We own 55% of the ownership interest in the consolidated joint ventures that own Hill7 and 1455 Market, and 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre.

10.Dell EMC Corporation expirations by square footage and property: (i) 185,292 square feet at 505 First expiring on October 18, 2021, (ii) 42,954 square feet at 505 First expiring on December 31, 2023, and (iii) 66,510 square feet at 875 Howard expiring on June 30, 2026. Dell EMC Corporation is expected to take possession of an additional 17,039 square feet at 875 Howard during third quarter of 2020, with an expected expiration on June 30, 2026.
11.NFL Enterprises square footage by property: (i) 157,687 square feet at 10950 Washington and (ii) 9,919 square feet at 10900 Washington. NFL Enterprises may elect to exercise its early termination right for the entire premises effective December 31, 2022 by delivering written notice on or before September 30, 2021.
12.Regus expirations by square footage and property: (i) 44,957 square feet at Gateway expiring on March 31, 2022, (ii) 20,059 square feet at 11601 Wilshire expiring on February 29, 2024, (iii) 27,369 square feet at Techmart expiring on April 30, 2025, (iv) 9,739 square feet at Palo Alto Square expiring on April 30, 2026, (v) 26,661 square feet at 95 Jackson expiring on October 31, 2030, and (vi) 21,296 square feet at 450 Alaskan expiring on October 31, 2030. Regus may elect to exercise its early termination right at 11601 Wilshire for 20,059 square feet effective February 28, 2021 by delivering written notice on or before February 28, 2020.
13.GitHub Inc. square footage by property: (i) 57,120 square feet at 275 Brannan and (ii) 35,330 square feet at 625 Second.
14.Stanford expirations by square footage and property: (i) Stanford University 26,080 square feet at Palo Alto Square expiring on December 31, 2019 and (ii) The Board of Trustees of the Leland Stanford Junior University 43,215 square feet at Page Mill Center expiring on December 31, 2022.
15.Technicolor Creative Services USA, Inc. may elect to exercise its early termination right for the entire premises effective May 31, 2027 by delivering written notice on or before May 31, 2026.

Industry Diversification

Our office portfolio is currently leased to a variety of companies. The following table summarizes information relating to the industry diversification in our office portfolio as of December 31, 2019:

			Company’s Share
Industry(1)	Square Feet(2)(3)	Annualized Base Rent as Percent of Total	Square Feet(2)(4)	Annualized Base Rent as Percent of Total
Technology	4,875,074	37.7%	4,373,555	37.8%
Media and Entertainment	1,830,500	15.7	1,752,533	17.1
Business Services	1,372,628	10.2	1,107,136	9.7
Legal	755,991	7.5	691,973	8.1
Financial Services	1,095,338	8.0	812,151	7.3
Other	758,827	5.4	583,082	5.2
Retail	742,203	4.9	681,671	4.8
Real Estate	458,607	2.8	249,684	2.1
Healthcare	190,612	1.7	179,511	1.8
Insurance	293,415	1.8	238,617	1.8
Educational	177,997	1.6	173,042	1.7
Government	292,218	1.6	228,385	1.4
Advertising	174,978	1.1	170,559	1.2
Total	13,018,388	100.0%	11,241,899	100.0%
_____________
1.Determined by management using Thompson Reuters Business Classification and presented in order of Company’s share of annualized base rent.
2.Excludes signed leases not commenced.
3.Excludes 179,877 square feet occupied by the Company.
4.Excludes 168,706 square feet occupied by the Company.

Lease Distribution

The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2019:

				Company’s Share
Square Feet Under Lease	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)
10,000 or Less	766	2,643,560	$127,297,956	799	2,367,071	$117,524,942
10,001-25,000	127	1,997,010	97,450,238	107	1,694,812	94,068,139
25,001-50,000	63	2,299,215	126,648,928	57	2,030,669	111,606,551
50,001-100,000	27	1,954,689	90,982,167	22	1,608,170	78,235,537
Greater than 100,000	21	4,123,914	204,543,970	19	3,541,177	178,059,671
Building Management Use	28	179,877	—	28	168,706	—
Signed Leases Not Commenced	30	816,210	47,162,947	30	589,580	35,407,702
Total	1,062	14,014,475	$694,086,206	1,062	12,000,185	$614,902,542
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including uncommenced leases, as of December 31, 2019 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of December 31, 2019, including vacancies. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share
Year of Lease Expiration	Number of Leases Expiring(1)	Square Footage of Expiring Leases(2)(3)	Square Footage of Expiring Leases(2)(4)	Percent of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(5)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(6)
Vacant		836,005	783,847	6.3%
2019	27	238,630	231,500	1.8	$9,944,512	1.5%	$42.96	$9,953,317	$42.99
2020(7)	164	860,539	783,670	6.1	39,223,422	6.4	50.05	40,318,449	51.45
2021	168	1,492,725	1,324,616	10.4	62,159,559	10.1	46.93	64,397,109	48.62
2022	184	1,539,408	1,359,613	10.7	66,684,400	10.9	49.05	71,869,473	52.86
2023	116	1,802,327	1,396,043	10.9	62,958,328	10.3	45.10	70,219,402	50.30
2024	125	1,820,251	1,623,804	12.7	81,501,949	13.3	50.19	92,914,558	57.22
2025	62	1,452,634	1,173,716	9.2	64,903,856	10.6	55.30	77,392,885	65.94
2026	28	410,873	369,212	2.9	22,075,552	3.6	59.79	26,616,723	72.09
2027	22	548,457	474,454	3.7	25,793,343	4.2	54.36	32,706,289	68.93
2028	23	644,016	571,892	4.5	35,229,878	5.7	61.60	44,242,176	77.36
Thereafter	38	2,168,404	1,905,308	14.9	107,830,990	17.6	56.60	148,751,992	78.07
Building management use	28	179,877	168,706	1.3	—	—	—	—	—
Signed leases not commenced(8)	30	816,210	589,580	4.6	35,407,702	5.8	60.06	50,986,167	86.48
Portfolio Total/Weighted Average	1,015	14,810,356	12,755,961	100.0%	$613,713,491	100.0%	$51.26	$730,368,540	$61.01
_____________
1.Does not include 47 month-to-month leases.
2.Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
3.Total expiring square footage does not include 40,124 square feet of month-to-month leases.

4.Total expiring square footage does not include 28,071 square feet of month-to-month leases.
5.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) as of December 31, 2019, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
6.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases, divided by (ii) square footage under commenced leases as of December 31, 2019.
7.Excludes 6,571-square-feet of management offices occupied by the Company. The management office is being reflected under building management use.
8.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of December 31, 2019 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements)) under uncommenced leases for vacant space as of December 31, 2019, divided by (ii) square footage under uncommenced leases as of December 31, 2019.

Historical Tenant Improvements and Leasing Commissions

The following table represents 100% share of consolidated and unconsolidated joint ventures, summarizing historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Year Ended December 31,
	2019	2018	2017
Renewals(1)
Number of leases	122	101	110
Square feet	749,483	1,560,700	865,937
Tenant improvement costs per square foot(2)(3)	$10.78	$30.39	$5.46
Leasing commission costs per square foot(2)	8.62	15.05	5.63
Total tenant improvement and leasing commission costs(2)	$19.40	$45.44	$11.09

New leases(4)
Number of leases	137	153	135
Square feet	1,785,606	1,806,170	1,263,707
Tenant improvement costs per square foot(2)(3)	$79.93	$57.57	$50.32
Leasing commission costs per square foot(2)	23.11	18.61	15.81
Total tenant improvement and leasing commission costs(2)	$103.04	$76.18	$66.13

TOTAL
Number of leases	259	254	245
Square feet	2,535,089	3,366,870	2,129,644
Tenant improvement costs per square foot(2)(3)	$60.18	$44.97	$32.08
Leasing commission costs per square foot(2)	18.97	16.96	11.67
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$79.15	$61.93	$43.75
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

The following table summarizes information relating to each of the studio properties owned as of December 31, 2019:

Property	Square Feet		Percent Leased(1)	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)
Same-store studio:
Sunset Gower Studios	531,756	(4)	92.8%	$18,394,200	$37.27
Sunset Bronson Studios	308,026		99.2	12,228,556	40.04
Sunset Las Palmas Studios	331,925		85.1	14,018,070	49.64
Total same-store studio(5)	1,171,707		92.3	44,640,826	41.28

Non-same-store studio:
Sunset Las Palmas Studios(6)	52,696		96.0	2,011,385	39.75
Total non-same-store studio	52,696		96.0	$2,011,385	39.75
TOTAL STUDIO	1,224,403
_____________
1.Percent leased is the average percent leased for the 12 months ended December 31, 2019.
2.Annual base rent reflects actual base rent for the 12 months ended December 31, 2019, excluding tenant reimbursements.
3.Annual base rent per leased square foot is calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2019.
4.Square footage for Sunset Gower Studios excludes 33,320 square feet related to Building 70 taken off-line during the fourth quarter of 2018.
5.Same-store studio defined as all studios owned and included in our portfolio as of January 1, 2018 and still owned and included in our portfolio as of December 31, 2019.
6.Includes 41,496 square feet located at 6605 Eleanor Avenue and 1034 Seward Street, and 11,200 square feet located at 6660 Santa Monica Boulevard, all of which are part of Sunset Las Palmas Studios.

Land Portfolio

The following table summarizes information relating to each of the consolidated and unconsolidated land properties owned as of December 31, 2019:

Location	Submarket	Square Feet(1)	Percent of Total
Vancouver, British Columbia
Bentall Centre—Development(2)	Downtown Vancouver	450,000	16.8%
Subtotal		450,000	16.8%
Seattle, Washington
Washington 1000(3)	Denny Triangle	538,164	20.1%
Subtotal		538,164	20.1%
San Francisco Bay Area, California
Cloud10	North San Jose	350,000	13.1%
Subtotal		350,000	13.1%
Los Angeles, California
Sunset Bronson Studios Lot D—Development(4)	Hollywood	19,816	0.7%
Sunset Gower Studios—Development	Hollywood	423,396	15.8
Sunset Las Palmas Studios—Development	Hollywood	400,000	14.9
Element LA—Development	West Los Angeles	500,000	18.6
Subtotal		1,343,212	50.0%
TOTAL LAND		2,681,376	100.0%
COMPANY’S SHARE OF TOTAL LAND		2,321,376
_____________
1.Square footage for land assets represents management’s estimate of developable square feet, the majority of which remains subject to entitlement approvals that have not yet been obtained.
2.We own 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre. The construction of Bentall Centre—Development may require the demolition of certain retail square footage.
3.The final purchase of Washington 1000 is pending as of December 31, 2019. Square footage represents condominium rights to build a fully entitled 16-story office tower.
4.Square footage for Sunset Bronson Studios Lot D—Development represents management’s estimate of developable square feet for 33 residential units.

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

PART II

ITEM 5. Market for Hudson Pacific Properties, Inc. Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 15, 2020, Hudson Pacific Properties, Inc. had 90 stockholders of record of our common stock. Hudson Pacific Properties, Inc. common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010.

Dividends

We intend to pay dividends each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividends to our stockholders. Currently, we pay dividends to our stockholders quarterly in March, June, September and December. Dividends are made to those stockholders who are stockholders as of the dividend record date. Dividends are paid at the discretion of our board of directors and dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deem relevant.

Issuer Purchases of Equity Securities

During the fourth quarter of 2019, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of Hudson Pacific Properties, Inc. equity securities during the fourth quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)
October 1 - October 31, 2019	—		$—	N/A
November 1 - November 30, 2019	—		—	N/A
December 1 - December 31, 2019	107,843	(3)	37.33	N/A
TOTAL	107,843		$37.33	—
_____________
1.The price paid per share is based on the closing price of our common stock, as reported by the NYSE, as of the date of the determination of the statutory federal tax income.
2.On January 20, 2016, our board of directors authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc., which our board of directors increased to a total of $250.0 million on March 8, 2018. The program does not have a termination date, and repurchases may be discontinued at any time. A cumulative total of $50.0 million has been repurchased under the program as of December 31, 2019.
3.Includes shares of common stock remitted to Hudson Pacific Properties, Inc. to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

Market for Hudson Pacific Properties, L.P. Common Capital, Related Unitholder Matters and Issuer Purchases of Units

Overview

There is no established public trading market for our operating partnership’s common units. As of February 15, 2020, there were 15 holders of record of common units (including through our general partnership interest).

Distributions

We intend to make distributions each taxable year. We intend to pay regular quarterly distributions to our unitholders. Currently, we pay distributions to our unitholders quarterly in March, June, September and December. Dividends are paid to those unitholders who are unitholders as of the distribution record date. Distributions are paid at the discretion of our board of directors and distribution amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deem relevant.

Recent Sales of Unregistered Securities

During the fourth quarter of 2019, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the fourth quarter of 2019, the Company issued an aggregate of 384,685 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 107,843 shares of common stock were forfeited to the Company in connection with restricted stock awards for a net issuance of 276,842 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in our operating partnership’s partnership agreement. During the fourth quarter of 2019, our operating partnership issued an aggregate of 384,685 common units to the Company. The operating partnership also issued 191,085 long-term incentive plan units during the fourth quarter of 2019.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2019 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with approximately $7.47 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

The following graph shows our cumulative total stockholder return for the five-year period ending on December 31, 2019. The graph assumes a $100 investment in each of the indices on December 31, 2014 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”), and industry peer groups. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
$190
$170
$150
$130
$110
$90
Index Value
12/1/2014
12/1/2015
12/1/2016
12/1/2017
12/1/2018
12/1/2019
Period Ending
Hudson Pacific Properties, Inc.
S&P 500
MSCI U.S. REIT
SNL U.S. REIT Equity
SNL U.S. REIT Office
Nareit All Equity REITs

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Hudson Pacific Properties, Inc.	100.00	95.45	121.08	122.78	107.43	143.26
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
MSCI U.S. REIT	100.00	102.52	111.34	116.98	111.64	140.48
SNL U.S. REIT Equity	100.00	102.76	111.89	121.25	115.57	148.49
SNL U.S. REIT Office	100.00	100.88	112.58	115.61	95.36	121.57
NAREIT All Equity REITs	100.00	102.83	111.70	121.39	116.48	149.86

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

HUDSON PACIFIC PROPERTIES, INC.
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
STATEMENTS OF OPERATIONS DATA
Total office revenues	$733,735	$652,517	$667,110	$593,236	$481,718
Total studio revenues	$84,447	$75,901	$61,029	$46,403	$39,132
Office operating expenses	$256,209	$226,820	$218,873	$202,935	$166,131
Studio operating expenses	$45,313	$40,890	$34,634	$25,810	$23,726
Net income (loss)	$55,846	$111,781	$94,561	$43,758	$(16,082)

	Year Ended December 31,
	2019	2018	2017	2016	2015
BASIC AND DILUTED PER SHARE AMOUNTS
Net income (loss) attributable to common stockholders—basic	$0.28	$0.63	$0.44	$0.26	$(0.19)
Net income (loss) attributable to common stockholders—diluted	$0.28	$0.63	$0.44	$0.25	$(0.19)
Weighted average shares of common stock outstanding—basic	154,404,427	155,445,247	153,488,730	106,188,902	85,927,216
Weighted average shares of common stock outstanding—diluted	156,602,408	155,696,486	153,882,814	110,369,055	85,927,216
Dividends declared per common share	$1.000	$1.000	$1.000	$0.800	$0.575

	As of December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA(1)
Investment in real estate, net	$6,370,849	$6,363,906	$5,889,943	$6,050,933	$5,500,462
Total assets	$7,466,568	$7,070,879	$6,622,070	$6,678,998	$6,254,035
Unsecured and secured debt, net	$2,817,910	$2,623,835	$2,421,380	$2,688,010	$2,260,716
In-substance defeased debt	$135,030	$138,223	$—	$—	$—
Joint venture partner debt	$66,136	$66,136	$—	$—	$—
Operating lease liability	$272,701	$—	$—	$—	$—
Total liabilities	$3,622,131	$3,117,793	$2,700,929	$2,966,071	$2,514,821
Redeemable preferred units of the operating partnership	$9,815	$9,815	$10,177	$10,177	$10,177
Redeemable non-controlling interest in consolidated real estate entities	$125,260	$113,141	$—	$—	$—
Non-controlling interest—units in the operating partnership	$23,082	$18,338	$14,591	$294,859	$1,800,578
Non-controlling interest—members in consolidated real estate entities	$269,487	$268,246	$258,602	$304,608	$262,625

OTHER DATA
Cash flows provided by (used in)
Operating activities	$288,011	$214,626	$292,959	$226,774	$175,783
Investing activities	$(316,409)	$(392,333)	$(333,038)	$(524,897)	$(1,797,699)
Financing activities	$18,465	$144,618	$33,167	$334,754	$1,658,641
Stabilized office properties leased rate as of end of period(2)	96.4%	95.4%	96.7%	96.4%	95.3%
In-Service office properties leased rate as of end of period(3)	95.0%	93.0%	92.1%	91.2%	90.1%
Same-store studio leased rate as of end of period	92.3%	93.1%	90.7%	89.1%	78.5%
Non-same-store studio leased rate as of end of period(4)	96.0%	89.2%	76.1%	N/A	N/A
_____________
1.These balances are presented as stated in the respective Form 10-K for each of 2015, 2016, 2017, 2018 and 2019, with the exception of subsequent accounting changes that require retrospective applications.
2.Stabilized office properties include same-store and stabilized non-same-store properties.
3.In-service office properties include stabilized and lease-up office properties.
4.Percent leased for non-same-store studio properties as of December 31, 2017 is the average percent leased for the eight months ended December 31, 2017.

HUDSON PACIFIC PROPERTIES, L.P.
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
STATEMENTS OF OPERATIONS DATA
Total office revenues	$733,735	$652,517	$667,110	$593,236	$481,718
Total studio revenues	$84,447	$75,901	$61,029	$46,403	$39,132
Office operating expenses	$256,209	$226,820	$218,873	$202,935	$166,131
Studio operating expenses	$45,313	$40,890	$34,634	$25,810	$23,726
Net income (loss)	$55,846	$111,781	$94,561	$43,758	$(16,082)

	Year Ended December 31,
	2019	2018	2017	2016	2015
BASIC AND DILUTED PER UNIT AMOUNTS
Net income (loss) attributable to common unitholders—basic	$0.28	$0.63	$0.44	$0.23	$(0.30)
Net income (loss) attributable to common unitholders—diluted	$0.28	$0.63	$0.44	$0.23	$(0.30)
Weighted average shares of common units outstanding—basic	155,094,997	156,014,292	154,276,773	145,595,246	128,948,077
Weighted average shares of common units outstanding—diluted	156,112,602	156,265,531	154,670,857	146,739,246	128,948,077
Distributions declared per common unit	$1.000	$1.000	$1.000	$0.800	$0.575

	As of December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA(1)
Investment in real estate, net	$6,370,849	$6,363,906	$5,889,943	$6,050,933	$5,500,462
Total assets	$7,466,568	$7,070,879	$6,622,070	$6,678,998	$6,254,035
Unsecured and secured debt, net	$2,817,910	$2,623,835	$2,421,380	$2,688,010	$2,260,716
In-substance defeased debt	$135,030	$138,223	$—	$—	$—
Joint venture partner debt	$66,136	$66,136	$—	$—	$—
Operating lease liability	$272,701	$—	$—	$—	$—
Total liabilities	$3,622,131	$3,117,793	$2,700,929	$2,966,071	$2,514,821
Redeemable preferred units of the operating partnership	$9,815	$9,815	$10,177	$10,177	$10,177
Redeemable non-controlling interest in consolidated real estate entities	$125,260	$113,141	$—	$—	$—
Non-controlling interest—members in consolidated real estate entities	$269,487	$268,246	$258,602	$304,608	$262,625

OTHER DATA
Cash flows provided by (used in)
Operating activities	$288,011	$214,626	$292,959	$226,774	$175,783
Investing activities	$(316,409)	$(392,333)	$(333,038)	$(524,897)	$(1,797,699)
Financing activities	$18,465	$144,618	$33,167	$334,754	$1,658,641
Stabilized office properties leased rate as of end of period(2)	96.4%	95.4%	96.7%	96.4%	95.3%
In-Service office properties leased rate as of end of period(3)	95.0%	93.0%	92.1%	91.2%	90.1%
Same-store studio leased rate as of end of period	92.3%	93.1%	90.7%	89.1%	78.5%
Non-same-store studio leased rate as of end of period(4)	96.0%	89.2%	76.1%	N/A	N/A
_____________
1.These balances are presented as stated in the respective Form 10-K for each of 2015, 2016, 2017, 2018 and 2019, with the exception of subsequent accounting changes that require retrospective applications.
2.Stabilized office properties include same-store and stabilized non-same-store properties.
3.In-service office properties include stabilized and lease-up office properties.
4.Percent leased for non-same-store studio properties as of December 31, 2017 is the average percent leased for the eight months ended December 31, 2017.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, see Part IV, Item 15(a) “Exhibits, Financial Statement Schedules.” Statements in this Item 7 contain forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In particular, information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations (“FFO”) market conditions and demographics) are forward-looking statements. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. Accordingly, investors should use caution and not place undue reliance on this information, which speaks only as of the date of this report. We expressly disclaim any responsibility to update any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2019, our office portfolio consisted of approximately 14.9 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of December 31, 2019, our studio portfolio consisted of 1.2 million square feet of in-service and development properties and our land portfolio consisted of 2.7 million developable square feet.

As of December 31, 2019, our in-service office portfolio was 95.1% leased (including leases not yet commenced). Our same-store studio properties were 92.3% leased for the average percent leased for the 12 months ended December 31, 2019.

Current Year Highlights

Acquisitions

During 2019, we continued to focus on strategic acquisitions by investing across the risk-return spectrum, favoring opportunities where we can employ leasing, capital investments and management expertise to create additional value.

On June 5, 2019, we purchased, pursuant to a co-ownership agreement with an affiliate of Blackstone Property Partners Lower Fund 1 LP (“Blackstone”), the Bentall Centre office properties and retail complex in Vancouver, Canada. We own 20% of this joint venture and serve as the operating partner. This joint venture is an unconsolidated entity, please refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 4 to our Consolidated Financial Statements—Investment in unconsolidated real estate entity” for details.

We had no acquisitions related to consolidated entities during the year ended December 31, 2019.

Dispositions

During the year ended December 31, 2019, we sold our Campus Center property, which included the office property and developable land, to two separate and unrelated buyers. The office property and developable land were sold on July 24, 2019 and July 30, 2019, respectively, for $70.3 million and $78.1 million (before credits, prorations, and closing costs), respectively. During the year ended December 31, 2019, we recognized an impairment loss of $52.2 million related to the office property and a gain on sale of $47.1 million related to the developable land. The loss and gain are included in the impairment loss and gains on sale of real estate line items in the Consolidated Statements of Operations, respectively. The Campus Center property was part of our office segment prior to disposition.

Held for Sale

As of December 31, 2019, we had no properties that met the criteria to be classified as held for sale.

Under Construction and Future Development Projects

We completed construction of our Maxwell and EPIC properties in 2019. As of December 31, 2019, Maxwell and EPIC were classified as non-same-store stabilized properties.

The following table summarizes the properties currently under construction and future developments as of December 31, 2019:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
Harlow	Hollywood	106,125	Q2-2020	Q3-2021
One Westside(2)	West Los Angeles	584,000	Q1-2022	Q2-2023
Total Under Construction		690,125

Future Development Pipeline:
Washington 1000	Denny Triangle	538,164	TBD	TBD
Bentall Centre—Development	Downtown Vancouver	450,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Bronson Studios Lot D—Development	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development	Hollywood	423,396	TBD	TBD
Sunset Las Palmas Studios—Development	Hollywood	400,000	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
TOTAL FUTURE DEVELOPMENT		2,681,376
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.We have a 75% ownership interest in the consolidated joint venture that owns this property. This property is fully leased to Google, Inc. for approximately 14 years anticipated to commence upon completion of construction and build-out of tenant improvements in 2022.

Financings

During the 12 months ended December 31, 2019, the outstanding borrowings on our unsecured revolving credit facility decreased by $325.0 million, net of draws. We use the unsecured revolving credit facility to finance the acquisition of properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes. See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements—Debt” for details on our debt.

On February 27, 2019, the operating partnership completed an underwritten public offering of $350.0 million in senior notes due April 1, 2029. The notes were issued at 98.663% of par value, with a coupon of 4.65%. We fully and unconditionally guaranteed the notes. The net proceeds from the offering, after deducting the underwriting discount, were approximately $343.0 million and were used to repay outstanding borrowings under our unsecured revolving credit facility and $75.0 million of our five-year term loan due November 17, 2020.

On March 1, 2019, we entered into a loan agreement to borrow up to $235.0 million on a revolving basis, maturing on March 1, 2024. We drew $5.0 million to pay down our Sunset Gower Studios/Sunset Bronson Studios construction loan that matured on March 4, 2019. The loan bears interest at a rate equal to LIBOR + 1.35%. The unused fee rate is 0.20%.

On June 14, 2019, the operating partnership completed an underwritten public offering of $150.0 million in senior notes due April 1, 2029. The notes were issued at 104.544% of par value, with a coupon of 4.65%. These notes were issued as additional notes under the indenture, pursuant to which the operating partnership previously issued $350.0 million of 4.65% senior notes due 2029. We fully and unconditionally guaranteed the notes. The net proceeds from the offering, after deducting the underwriting discount and commissions, were approximately $155.3 million, $150.0 million of which were used by the operating partnership to repay outstanding borrowings under our unsecured revolving credit facility.

On October 3, 2019, the operating partnership completed an underwritten public offering of $400.0 million of senior notes due January 15, 2030. The notes were issued at 99.268% of par value, with a coupon of 3.25%. We fully and unconditionally guaranteed the notes. The net proceeds from the offering, after deducting the underwriting discount, were approximately $393.7 million and were used to repay our $300.0 million five-year Term loan A due April 1, 2020, and to pay down $80.0 million on our unsecured revolving credit facility.

On December 18, 2019, we closed a four-year construction loan totaling $414.6 million with Wells Fargo Bank, N.A., secured by our One Westside and 10850 Pico properties. The loan bears interest at a rate equal to LIBOR + 1.70%. The proceeds from the loan will be used to fund the construction of our One Westside property and to renovate our 10850 Pico retail and entertainment property. The loan matures on December 18, 2023, with an option to extend the loan one additional year. As of December 31, 2019, we had total borrowing capacity, subject to lender required submissions, of $414.6 million, $5.6 million of which had been drawn.

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

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2019, the percent leased for our in-service office properties was approximately 95.1% (or 93.5%, excluding leases signed but not commenced as of that date). As of December 31, 2019, the percent leased, based on a 12-month trailing average, was approximately 92.3% and 96.0% for same-store studio and non-same-store studio properties, respectively. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our studio properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets

The properties in our portfolio are all located in Northern and Southern California, the Pacific Northwest and Western Canada. Positive or negative changes in economic or other conditions in Northern and Southern California, the Pacific Northwest or Western Canada, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

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

Taxable REIT Subsidiaries

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to acquiring, developing and assessing the carrying values of our real estate properties, our accrued liabilities, and our performance-based equity compensation awards. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates. The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements. See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” for details on our significant accounting policies.

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

Cost Capitalization

We capitalize costs associated with development and redevelopment activities, capital improvements, tenant improvements and leasing activity. Costs associated with development and redevelopment that are capitalized include interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. We consider a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

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

Revenue Recognition

Starting on January 1, 2019, the recognition of revenues related to lease components is governed by ASC 842, while the 2018 and 2017 rental revenues are accounted for under ASC 840. The revenue related to non-lease components is subject to ASC 606, Revenue from Contracts with Customers (“ASC 606”).

Upon adoption of ASC 842 on January 1, 2019, our revenue recognition model remained consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs of signing a lease. Internal direct compensation costs and external legal fees related to the execution of successful lease agreements that no longer meet the definition of initial direct costs under ASC 842 are accounted for as office operating expense or studio operating expense in our Consolidated Statements of Operations.

We elected the lessor’s practical expedient that changed the presentation of revenues on the Consolidated Statement of Operations to reflect a single lease component that combines rental, tenant recoveries, and other tenant-related revenues for the office portfolio. For our rentals at the studio properties, total lease consideration is allocated to lease and non-lease components on a relative standalone basis.

We recognize rental revenue from tenants on a straight-line basis over the lease term when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

We have elected, together with two of our subsidiaries, to treat such subsidiaries as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that we may undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state and local income taxes on its net income.

We are subject to the statutory requirements of the states in which we conduct business.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2019, we have not established a liability for uncertain tax positions.

We and our TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. We and our TRS are no longer subject to tax examinations by tax authorities for years prior to 2015. Generally, we have assessed our tax positions for all open years, which include 2015 to 2018, and concluded that there are no material uncertainties to be recognized.

Results of Operations

As of December 31, 2019 our consolidated portfolio consists of 60 properties (49 wholly-owned properties, five properties owned by joint ventures, and six land properties) totaling approximately 16.8 million square feet located in Northern and Southern California and the Pacific Northwest.

The following table summarizes our consolidated portfolio as of December 31, 2019:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	31	7,796,671	95.5%	95.8%	$49.82
Stabilized non-same store(5)	13	3,566,273	96.5	97.6	53.86
Total stabilized	44	11,362,944	95.8	96.4	50.81
Lease-up(5)(6)	5	1,282,598	77.4	82.4	56.81
Total in-service	49	12,645,542	93.9	95.0	51.58
Repositioning(5)(7)	—	37,671	—	—
Redevelopment(5)	1	584,000	—	100.0
Development(6)	1	106,125	—	—
Total office	51	13,373,338
STUDIO
Same-store(8)	3	1,171,707	92.3	92.3	41.28
Non-same-store(5)(9)	—	52,696	96.0	96.0	39.75
Total studio	3	1,224,403
Total office and studio properties	54	14,597,741
Land	6	2,231,376	(10)
TOTAL	60	16,829,117
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association
(“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing. Represents 100% share of consolidated joint ventures.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of December 31, 2019, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended December 31, 2019, divided by (ii) total square feet, expressed as a percentage.
3.Office portfolio calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2019. Annualized base rent does not reflect tenant reimbursements. Studio portfolio calculated as annual base rent per leased square foot calculated as (i) annual base rent divided by (ii) square footage under leased as of December 31, 2019.
4.Includes office properties owned and included in our stabilized portfolio as of January 1, 2018 and still owned and included in the stabilized portfolio as of December 31, 2019.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of December 31, 2019.
7.Includes 20,047 square feet at Rincon Center as of third quarter 2019 and 17,624 square feet at Metro Plaza as of fourth quarter 2019.
8.Includes studio properties owned and included in our portfolio as of January 1, 2018 and still owned and included in our portfolio as of December 31, 2019.
9.Includes 41,496 square feet located at 6605 Eleanor Avenue and 1034 Seward Street, and 11,200 square feet located at 6660 Santa Monica Boulevard, all of which are part of Sunset Las Palmas Studios.
10.Includes 538,164 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights during first quarter 2019.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2018 and still owned and included in the stabilized portfolio as of December 31, 2019; and

•Non-same-store properties include:
◦Stabilized non-same store properties
◦Lease-up properties
◦Repositioning properties
◦Development properties
◦Redevelopment properties

The following table reconciles net income to NOI:

	Year Ended December 31,
	2019	2018	Dollar Change	Percentage Change
NET INCOME	$55,846	$111,781	$(55,935)	(50.0)%
Adjustments:
Loss from unconsolidated real estate entity	747	—	747	100.0
Fee Income	(1,459)	—	(1,459)	(100.0)
Interest expense	105,845	83,167	22,678	27.3
Interest income	(4,044)	(1,718)	(2,326)	135.4
Transaction-related expenses	667	535	132	24.7
Unrealized gain on non-real estate investments	—	(928)	928	(100.0)
Gain on sale of real estate	(47,100)	(43,337)	(3,763)	8.7
Impairment loss	52,201	—	52,201	100.0
Other income	(78)	(822)	744	(90.5)
General and administrative	71,947	61,027	10,920	17.9
Depreciation and amortization	282,088	251,003	31,085	12.4
NOI	$516,660	$460,708	$55,952	12.1%

Same-store NOI	$362,000	$332,169	$29,831	9.0%
Non-same-store NOI	154,660	128,539	26,121	20.3
NOI	$516,660	$460,708	$55,952	12.1%

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

The following table presents our consolidated revenues in accordance with GAAP:

	Year Ended December 31,
	2019	2018
Revenues
Office
Rental	$708,564	$533,184
Tenant recoveries	—	92,760
Service revenues and other	25,171	26,573
Total office revenues	733,735	652,517
Studio
Rental	51,340	44,734
Tenant recoveries	—	2,013
Service revenues and other	33,107	29,154
Total studio revenues	84,447	75,901
TOTAL REVENUES	$818,182	$728,418
We evaluate rental and tenant recoveries separately. Tenant recoveries are not a measure of revenues as allowed by GAAP and should not be considered an alternative to our GAAP measures included in our Consolidated Statement of Operations. The following table reports the breakdown of the 2019 rental income based on the 2018 presentation:

	Year Ended December 31,
	2019	2018
Revenues
Office
Rental	$601,096	$533,184
Tenant recoveries	107,468	92,760
Service revenues and other	25,171	26,573
Total office revenues	733,735	652,517
Studio
Rental	50,352	44,734
Tenant recoveries	3,250	2,013
Service revenues and other	30,845	29,154
Total studio revenues	84,447	75,901
TOTAL REVENUES	$818,182	$728,418

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Year Ended December 31,
	2019	2018
Same-store office
Number of properties	31	31
Rentable square feet	7,796,671	7,796,671
Ending % leased	95.8%	95.1%
Ending % occupied	95.5%	94.2%
Average % occupied for the period	94.0%	92.9%
Average annual rental rate per square foot	$49.82	$47.32

Same-store studio
Number of properties	3	3
Rentable square feet	1,171,707	1,171,707
Average % occupied over period(1)	92.3%	91.6%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended December 31, 2019.

The following table gives further detail on our consolidated NOI:

	Year Ended December 31,
	2019			2018
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental	$378,000	$223,096	$601,096	$350,078	$183,106	$533,184
Tenant recoveries	75,207	32,261	107,468	69,360	23,400	92,760
Service and other revenues	18,678	6,493	25,171	19,361	7,212	26,573
Total office revenues	471,885	261,850	733,735	438,799	213,718	652,517

Studio
Rental	48,338	2,014	50,352	43,666	1,068	44,734
Tenant recoveries	2,780	470	3,250	1,772	241	2,013
Service and other revenues	30,845	—	30,845	29,154	—	29,154
Total studio revenues	81,963	2,484	84,447	74,592	1,309	75,901

Total revenues	553,848	264,334	818,182	513,391	215,027	728,418

OPERATING EXPENSES
Office operating expenses	146,969	109,240	256,209	140,594	86,226	226,820
Studio operating expenses	44,879	434	45,313	40,628	262	40,890
Total operating expenses	191,848	109,674	301,522	181,222	86,488	267,710

Office NOI	324,916	152,610	477,526	298,205	127,492	425,697
Studio NOI	37,084	2,050	39,134	33,964	1,047	35,011
NOI	$362,000	$154,660	$516,660	$332,169	$128,539	$460,708

The following table gives further detail on our change in consolidated NOI:

	Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018
	Same-store		Non-same-store		Total
	Dollar change	Percent change	Dollar change	Percent change	Dollar change	Percent change
REVENUES
Office
Rental	$27,922	8.0%	$39,990	21.8%	$67,912	12.7%
Tenant recoveries	5,847	8.4	8,861	37.9	14,708	15.9
Service and other revenues	(683)	(3.5)	(719)	(10.0)	(1,402)	(5.3)
Total office revenues	33,086	7.5	48,132	22.5	81,218	12.4

Studio
Rental	4,672	10.7	946	88.6	5,618	12.6
Tenant recoveries	1,008	56.9	229	95.0	1,237	61.5
Service and other revenues	1,691	5.8	—	—	1,691	5.8
Total studio revenues	7,371	9.9	1,175	89.8	8,546	11.3

Total revenues	40,457	7.9	49,307	22.9	89,764	12.3

OPERATING EXPENSES
Office operating expenses	6,375	4.5	23,014	26.7	29,389	13.0
Studio operating expenses	4,251	10.5	172	65.6	4,423	10.8
Total operating expenses	10,626	5.9	23,186	26.8	33,812	12.6

Office NOI	26,711	9.0	25,118	19.7	51,829	12.2
Studio NOI	3,120	9.2	1,003	95.8	4,123	11.8
NOI	$29,831	9.0%	$26,121	20.3%	$55,952	12.1%

NOI increased $56.0 million, or 12.1%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily resulting from:

•$29.8 million increase in NOI from our same-store properties driven by:
•an increase in office NOI of $26.7 million primarily due to:
•$27.9 million increase in rental revenues primarily relating to 1455 Market (Square, Inc. and WeWork Companies Inc.), Rincon Center (Twilio, Inc.), 6040 Sunset (Technicolor Creative Services USA, Inc. renewal), 875 Howard Street (Pivotal Software, Inc. renewal), Towers at Shore Center (Poshmark, Inc. and Adaptive Spectrum and Signal Alignment, Inc.), Clocktower Square (Baker McKenzie), 275 Brannan (Gitub, Inc. renewal), Page Mill Hill (Luminar Technologies), Concourse (various leases including Nutanix, Inc.) and ICON (Netflix, Inc. extension); and
•$5.8 million increase in tenant recoveries primarily relating to increased activity at our 1455 Market (Square, Inc. and WeWork Companies Inc.), Rincon Center (Google, Inc.) and Element LA (property tax recovery) properties;
•partially offset by a decrease in service and other revenues of $683.0 thousand to $18.7 million for the year ended December 31, 2019, which remained relatively flat compared to $19.4 million for the year ended December 31, 2018; and
•$6.4 million increase in operating expenses primarily relating to an increase in property tax, insurance, operating grounds and repair and maintenance expenses across the portfolio.
•an increase in studio NOI of $3.1 million primarily due to:
•$4.7 million increase in rental revenues primarily relating to an overall increase in occupancy, higher rental rates and an increase in production activity;
•$1.0 million increase in tenant recoveries primarily relating to an increase in operating expenses; and
•$1.7 million increase in service revenues and other primarily resulting from increased production activity at our studios related to the increase in our tenant mix from streaming providers (rather than traditional network broadcasters);

•partially offset by a $4.3 million increase in operating expenses primarily relating to staffing for security, engineering, operating grounds, janitorial and other services.
•$26.1 million increase in NOI from our non-same-store properties driven by:
•an increase in office NOI of $25.1 million primarily due to:
•$40.0 million increase in rental revenues primarily relating to:
•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties; and
•commencement of leases at our EPIC (Netflix, Inc.), Gateway (various leases including Santa Clara Valley Transportation Authority and Alkira), Maxwell (WeWork Companies Inc.), Fourth & Traction (Honey Science Corporation), 450 Alaskan (Nestle and Regus), Metro Plaza (Nutanix, Inc.), Palo Alto Square (Orbital Insight), Metro Center (Qualys, Inc.), Shorebreeze (Zum Services, Inc.) and Techmart (Atypon Systems and Touchpal, Inc.) properties.
•$8.9 million increase in tenant recoveries primarily relating to:
•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties; and
•an increase in occupancy at our Palo Alto Square (Orbital Insight and Covington and Burling, LLP), 450 Alaskan (Nestle and Regus), Maxwell (WeWork Companies Inc.) and Metro Center (Qualys, Inc. and Bertram Capital) properties.
•partially offset by a decrease in service and other revenues of $719.0 thousand to $6.5 million for the year ended December 31, 2019, which remained relatively flat compared to $7.2 million for the year ended December 31, 2018; and
•$23.0 million increase in operating expenses primarily relating to:
•our acquisition of 10850 Pico (August 2018) and Ferry Building (October 2018) properties, partially offset by the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties; and
•an increase in costs associated with recently completed development properties.
•an increase in studio NOI of $1.0 million resulting from our acquisition of 6605 Eleanor Avenue (June 2018), 1034 Seward Street (June 2018) and 6660 Santa Monica (October 2018) properties.

Other Expense (Income)

Loss from unconsolidated real estate entity

We recognized a $747.0 thousand loss from our unconsolidated real estate entity, for the year ended December 31, 2019. The loss represents the Company's share of net loss from the unconsolidated real estate entity.

Fee income

We recognized fee income of $1.5 million, for the year ended December 31, 2019. The fee income represents the management fee income earned from the unconsolidated real estate entity.

Interest expense

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018 is as follows:

	Year Ended December 31,
	2019	2018	Dollar Change	Percentage Change
Gross interest expense	$115,845	$92,017	$23,828	25.9%
Capitalized interest	(16,258)	(14,815)	(1,443)	9.7
Amortization of deferred financing costs/loan discount	6,258	5,965	293	4.9
TOTAL	$105,845	$83,167	$22,678	27.3%

Gross interest expense increased by $23.8 million, or 25.9%, to $115.8 million for the year ended December 31, 2019 compared to $92.0 million for the year ended December 31, 2018. The increase was primarily driven by the issuance of our 4.65% registered senior notes (February and June 2019) and 3.25% registered senior notes (October 2019), partially offset by the paydown of Term loan A, Term loan C and $80.0 million on our unsecured revolving credit facility.

Capitalized interest increased $1.4 million, or 9.7%, to $16.3 million for the year ended December 31, 2019 compared to $14.8 million for the year ended December 31, 2018. The increase was primarily driven by our One Westside redevelopment property and our EPIC and Harlow development properties, partially offset by recently completed redevelopment and development properties.

Interest income

Interest income increased $2.3 million, or 135.4%, to $4.0 million for the year ended December 31, 2019 compared to $1.7 million for the year ended December 31, 2018. The increase was primarily attributable to interest income related to U.S. Government securities.

Gains on sale of real estate

We recognized a $47.1 million gain on sale of real estate for the year ended December 31, 2019 compared to $43.3 million for the year ended December 31, 2018, which resulted from the sale of our Campus Center (July 2019), Embarcadero Place (January 2018), 2600 Campus Drive (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties.

Impairment loss

We recorded $52.2 million of impairment charges during the year ended December 31, 2019 related to our Campus Center office property. Our estimated fair value was based on the sale price. We did not recognize any impairment charges for the year ended December 31, 2018.

General and administrative expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $10.9 million, or 17.9%, to $71.9 million for the year ended December 31, 2019 compared to $61.0 million for the year ended December 31, 2018. The increase was primarily attributable to the adoption of the 2019 Hudson Pacific Properties, Inc. Outperformance Program and due to the incremental costs of signing a lease no longer capitalized as a result of our adoption of ASC 842. For additional discussion refer to Part IV, Item 15(a) “Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.”

Depreciation and amortization expense

Depreciation and amortization expense increased $31.1 million, or 12.4%, to $282.1 million for the year ended December 31, 2019 compared to $251.0 million for the year ended December 31, 2018. The increase was primarily related to our acquisition of the Ferry Building (October 2018) and recently completed redevelopment and development properties, partially offset by the sale of our Peninsula Office Park (July 2018) property.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the year ended December 31, 2018 to the year ended December 31, 2017” of the Form 10-K for the fiscal year ended December 31, 2018.

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

Liquidity Sources

We had approximately $46.2 million of cash and cash equivalents at December 31, 2019. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through December 31, 2019. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of December 31, 2019, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, $75.0 million of which had been drawn. As of December 31, 2019, we had total borrowing capacity of $235.0 million secured by our Sunset Bronson Studios/ICON/CUE properties, $5.0 million of which had been drawn. On December 18, 2019, we closed a four-year construction loan totaling $414.6 million secured by our One Westside and 10850 Pico properties. As of December 31, 2019, we had total borrowing capacity of $414.6 million, $5.6 million of which had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of December 31, 2019:

Market capitalization	December 31, 2019
Unsecured and secured debt(1)	$2,845,459
Series A preferred units	9,815
Total consolidated debt	2,855,274
Common equity capitalization(2)	5,948,473
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$8,803,747
Total consolidated debt/total consolidated market capitalization	32.4%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discount.
2.Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $37.65, reported by the NYSE, on December 31, 2019.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2019 and December 31, 2018 with respect to our outstanding indebtedness (excluding unamortized deferred financing costs and loan discounts):

	December 31, 2019	December 31, 2018
Unsecured debt	$2,475,000	$2,275,000
Secured debt	$370,459	$365,381
In-substance defeased debt	$135,030	$138,223
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of December 31, 2019.

Credit Rating

In October 2019, Moody’s Investors Service upgraded the Company’s long-term corporate credit rating from Baa3 to Baa2, with a stable outlook. A corporate credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2019, including any guaranteed or minimum commitments under contractual obligations.

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments on unsecured and secured debt	$2,845,459	$65,095	$575,717	$170,647	$2,034,000
Principal payments on in-substance defeased debt	135,030	3,323	131,707	—	—
Principal payments on joint venture partner debt	66,136	—	—	—	66,136
Interest payments—fixed rate(1)	744,339	101,035	199,507	175,215	268,582
Interest payments—variable rate(2)	40,301	17,471	22,462	368	—
Capital improvements(3)	351,342	351,342	—	—	—
Ground leases(4)	626,925	18,488	37,258	36,826	534,353
TOTAL	$4,809,532	$556,754	$966,651	$383,056	$2,903,071
_____________
1.Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for fixed rate debts, which includes $16.8 million of projected interest related to our in-substance defeased debt and $26.1 million of projected interest related to our joint venture partner debt.
2.Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for variable rate debts, including those that are effectively fixed as a result of derivatives and in instances where interest is paid based on a LIBOR margin, we used the average December LIBOR and current margin based on the leverage ratio as of December 31, 2019.
3.Amount represents capital improvement commitments related to development and redevelopment projects and contractual obligations related to tenant improvements as of December 31, 2019. Includes tenant overages that will ultimately be reimbursed by our tenants.
4.Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 9 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments” for details of our ground lease agreements.

The Company invests in a real estate technology venture capital fund. We committed to funding up to $20.0 million. As of December 31, 2019, the Company contributed $2.8 million to this fund with $17.2 million remaining to be contributed. There has been no change in NAV since the initial investment.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have one investment in an unconsolidated real estate entity, pursuant to a co-ownership agreement with an affiliate of Blackstone, the Bentall Centre property located in Vancouver, Canada. We own 20% of this joint venture and we serve as the operating partner. The unconsolidated real estate entity has mortgage indebtedness. Due to our significant influence over the unconsolidated entity, the Company accounts for the entity using the equity method of accounting. As of December 31, 2019, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by the unconsolidated entity was approximately $485.3 million and our proportionate share is approximately $97.1 million.

Cash Flows

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018 is as follows:

	Year Ended December 31,
	2019	2018	Dollar Change	Percentage Change
Net cash provided by operating activities	$288,011	$214,626	$73,385	34.2%
Net cash used in investing activities	$(316,409)	$(392,333)	$75,924	(19.4)%
Net cash provided by financing activities	$18,465	$144,618	$(126,153)	(87.2)%

Cash and cash equivalents and restricted cash were $58.3 million and $68.2 million at December 31, 2019 and 2018, respectively.

Operating Activities

Net cash provided by operating activities increased by $73.4 million, or 34.2%, to $288.0 million for the year ended December 31, 2019 as compared to $214.6 million for the year ended December 31, 2018. The change resulted primarily from an increase in cash NOI related to our recent acquisitions and commencement of leases at the Rincon Center, Palo Alto Square, Gateway, Metro Plaza and Metro Center properties, as well as a net increase in operating assets and liabilities, partially offset by lower cash rents due to the sale of our Embarcadero Place (January 2018), 2180 Sand Hill (March 2018), 9300 Wilshire (April 2018) and Peninsula Office Park (July 2018) properties.

Investing Activities

Net cash used in investing activities decreased by $75.9 million, or 19.4%, to $316.4 million for the year ended December 31, 2019 as compared to $392.3 million for year ended December 31, 2018. The change resulted primarily from 2018 acquisitions and purchases of U.S. Government securities partially offset by 2019 deposits for property acquisitions and contributions to an unconsolidated joint venture, as well as lower proceeds from sales of real estate and higher spend on investment property in 2019 compared to 2018.

Financing Activities

Net cash provided by financing activities decreased by $126.2 million, or 87.2%, to $18.5 million for the year ended December 31, 2019 as compared to $144.6 million for the year ended December 31, 2018. The change resulted primarily from a decrease in contributions to consolidated joint ventures and a decrease in net proceeds from unsecured and secured debt, partially offset by the 2018 share repurchases.

Non-GAAP Supplemental Financial Measures

We calculate FFO in accordance with the White Paper issued in December 2018 on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding gains and losses from sales of depreciable real estate, gains and losses from sale of certain real estate assets and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. The calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. In the December 2018 White Paper, NAREIT provided an option to include value changes in mark-to-market equity securities in the calculation of FFO. We elected this option retroactively during fourth quarter 2018. We believe that FFO is a useful supplemental measure of our operating performance. The exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Also, because FFO is generally recognized as the industry standard for reporting the operations of REITs, it facilitates comparisons of operating performance to other REITs. However, other REITs may use different methodologies to calculate FFO, and accordingly, our FFO may not be comparable to all other REITs.

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

The following table presents a reconciliation of net income to FFO:

	Year Ended December 31,
	2019	2018
Net income	$55,846	$111,781
Adjustments:
Depreciation and amortization—Consolidated	282,088	251,003
Depreciation and amortization—Corporate-related	(2,153)	(2,000)
Depreciation and amortization—Company’s share from unconsolidated real estate investment	3,964	—
Gain on sale of real estate	(47,100)	(43,337)
Impairment loss	52,201	—
Unrealized gain on non-real estate investment	—	(928)
FFO attributable to non-controlling interests	(28,576)	(22,978)
FFO attributable to preferred units	(612)	(618)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$315,658	$292,923

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

The primary market risk we face is interest rate risk. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As more fully described below, we use derivatives to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors. For a summary of our outstanding indebtedness, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” For a summary of our derivatives, refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 7 to the Consolidated Financial Statements—Derivatives.”

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

The following table summarizes our derivative instruments used to hedge interest rate risk, as of December 31, 2019:

					Interest Rate Range
Underlying Debt Instrument	Number of Hedges	Notional Amount	Effective Date	Maturity Date	Low	High
Met Park North	1	$64,500	August 2013	August 2020	3.71%	3.71%
Term loan B	2	350,000	April 2015	April 2022	2.96%	3.46%
Term loan D	1	125,000	June 2016	November 2022	2.63%	3.13%
		$539,500

The following table summarizes our fixed and variable rate debt as of December 31, 2019:

	Unsecured and Secured Debt		In-Substance Defeased Debt		Joint Venture Partner Debt
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate(1)	$625,147	$625,147	$—	$—	$—	$—
Fixed rate	2,220,312	2,281,935	135,030	134,936	66,136	68,557
TOTAL(2)	$2,845,459	$2,907,082	$135,030	$134,936	$66,136	$68,557
_____________
1.Includes $539.5 million of debt that is effectively fixed as a result of derivatives instruments.
2.Excludes unamortized deferred financing costs.

For sensitivity purposes, if one-month LIBOR as of December 31, 2019 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would decrease our future earnings and cash flows by $6.3 million. If one-month LIBOR as of December 31, 2019 was to decrease by 100 basis points, or 1.0%, the resulting decrease in annual interest expense would increase our future earnings and cash flows by $6.3 million.

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

Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2019. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2019, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.

Management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc., does not expect that Hudson Pacific Properties, Inc.’s disclosure controls and procedures, or Hudson Pacific Properties, Inc.’s internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Annual Report on Internal Control over Financial Reporting (Hudson Pacific Properties, L.P.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2019. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2019, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.

Management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), does not expect that Hudson Pacific Properties, L.P.’s disclosure controls and procedures, or Hudson Pacific Properties, L.P.’s internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)

The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2019.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2020. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2020.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2020.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2020.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2020.

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

(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Form of Articles Supplementary of Hudson Pacific Properties, Inc.	S-11/A	333-170751	3.3	December 6, 2010
3.3	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.4	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. dated as of December 17, 2015.	10-K	001-34789	10.1	February 26, 2016
3.5	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.	S-11/A	333-164916	4.1	June 14, 2010
4.2	Indenture, dated October 2, 2017, among Hudson Pacific Properties, L.P., and U.S. Bank National Association	8-K	001-34789	4.1	October 2, 2017
4.3	Supplemental Indenture No. 1, dated October 2, 2017, among Hudson Pacific Properties, L.P., Hudson Pacific Properties, Inc. and U.S. Bank National Association	8-K	001-34789	4.2	October 2, 2017
4.4	Supplemental Indenture No. 2, dated as of February 27, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.650% Senior Notes due 2029 and the guarantee.	10-Q	001-34789	10.1	May 7, 2019
4.5	Supplemental Indenture No. 3, dated as of October 3, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Senior Notes due 2030 and the guarantee.	8-K	001-34789	4.2	October 3, 2019

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.6	Description of Securities+
10.1	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.	S-11	333-170751	10.2	November 22, 2010
10.2	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.	S-11	333-170751	10.3	November 22, 2010
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.	S-11	333-170751	10.5	November 22, 2010
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.	S-11	333-170751	10.6	November 22, 2010
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.	S-11	333-170751	10.7	November 22, 2010
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.	S-11	333-170751	10.8	November 22, 2010
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.	S-11	333-170751	10.10	November 22, 2010
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.	S-11	333-170751	10.11	November 22, 2010
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.	S-11	333-170751	10.12	November 22, 2010
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.	S-11	333-170751	10.13	November 22, 2010
10.11	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.	S-11	333-170751	10.14	November 22, 2010
10.12	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*	S-11/A	333-164916	10.5	June 14, 2010
10.13	Hudson Pacific Properties, Inc. Director Stock Plan.*	S-11/A	333-170751	10.17	December 6, 2010
10.14	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.11	April 9, 2010
10.15	Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.12	April 9, 2010
10.16	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.13	April 9, 2010
10.17	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.	S-11/A	333-164916	10.14	April 9, 2010
10.18	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.	S-11/A	333-164916	10.16	April 9, 2010
10.19	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.	S-11/A	333-164916	10.17	April 9, 2010
10.20	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.	8-K	001-34789	10.3	July 1, 2010
10.21	Agreement of Purchase and Sale and Joint Escrow Instructions between Del Amo Fashion Center Operating Company and Hudson Capital, LLC dated as of May 18, 2010.	S-11/A	333-164916	10.20	June 11, 2010
10.22	Conditional Consent Agreement between GLB Encino, LLC, as Borrower, and SunAmerica Life Insurance Company, as Lender, dated as of June 10, 2010.	S-11/A	333-164916	10.24	June 22, 2010
10.23	Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.	S-11/A	333-164916	10.25	June 22, 2010
10.24	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.	S-11/A	333-164916	10.26	June 22, 2010
10.25	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.	S-11/A	333-164916	10.27	June 22, 2010
10.26	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.28	June 22, 2010
10.27	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.29	June 22, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.28	Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.	8-K	001-34789	10.5	July 1, 2010
10.29	First Amendment to Purchase and Sale Agreement, dated October 1, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.	S-11/A	333-170751	10.45	December 6, 2010
10.30	Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.	8-K	001-34789	10.1	December 21, 2010
10.31	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.	S-11	333-173487	10.48	April 14, 2011
10.32	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.	S-11	333-173487	10.49	April 14, 2011
10.33	First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011.	8-K	001-34789	4.1	May 4, 2011
10.34	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.	8-K	001-34789	10.1	May 4, 2011
10.35	Form of 2012 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 6, 2012
10.36	Form of 2013 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 7, 2013
10.37	Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.	8-K	001-34789	10.1	July 1, 2013
10.38	First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.	10-Q	001-34789	10.66	November 7, 2013
10.39	Supplemental Federal Income Tax Considerations.	8-K	001-34789	99.1	November 22, 2013
10.40	Form of 2014 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 3, 2014
10.41	Addendum to Outperformance Agreement.*	10-K	001-34789	10.70	March 3, 2014
10.42	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Barclays Capital Inc.	10-Q	001-34789	10.76	August 7, 2014
10.43	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	10-Q	001-34789	10.77	August 7, 2014
10.44	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and KeyBanc Capital Markets Inc.	10-Q	001-34789	10.78	August 7, 2014
10.45	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Wells Fargo Securities, LLC.	10-Q	001-34789	10.79	August 7, 2014
10.46	Bridge Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.	8-K	001-34789	10.1	December 11, 2014
10.47	Backstop Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	8-K	001-34789	10.2	December 11, 2014
10.48	Form of 2015 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 2, 2015
10.49	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P.	8-K	001-34789	10.1	January 12, 2015
10.50	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.	10-K	001-34789	10.84	March 2, 2015
10.51	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (2012 Outperformance program) Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.1	March 12, 2015
10.52	Form of Addendum to 2014 Outperformance Award Agreement.*	8-K	001-34789	10.2	March 12, 2015
10.53	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.	10-Q	001-34789	10.91	August 10, 2015
10.54	Loan Agreement dated as of October 9, 2015 between Hudson Element LA, LLC, as Borrower and Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, collectively, as Lender.	10-Q	001-34789	10.93	November 6, 2015
10.55	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	8-K	001-34789	10.2	November 20, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.56	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2016.*	8-K	001-34789	10.2	December 21, 2015
10.57	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2016.*	8-K	001-34789	10.3	December 21, 2015
10.58	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher Barton, dated January 1, 2016.*	8-K	001-34789	10.4	December 21, 2015
10.59	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alex Vouvalides, dated January 1, 2016.*	8-K	001-34789	10.5	December 21, 2015
10.60	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.6	December 21, 2015
10.61	Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield*	10-K	001-34789	10.95	February 26, 2016
10.62	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (2013 Outperformance Program)*	10-K	001-34789	10.96	February 26, 2016
10.63	Form of 2016 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	March 21, 2016
10.64	Form of 2016 Outperformance Program OPP Unit Agreement (LTIP Units)*	8-K	001-34789	10.2	March 21, 2016
10.65	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein	10-Q	001-34789	10.8	August 4, 2016
10.66	Form of 2017 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	February 10, 2017
10.67	Form of 2017 Outperformance Award Agreement (LTIP Units)*	8-K	001-34789	10.2	February 10, 2017
10.68	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan*	8-K	001-34789	10.1	May 25, 2017
10.69	Indemnification Agreement, dated August 16, 2017, by and between Hudson Pacific Properties, Inc. and Andrea Wong	10-Q	001-34789	10.2	November 6, 2017
10.70	Form of 2018 Outperformance Award Agreement (REIT Shares)*	10-K	001-34789	10.72	February 16, 2018
10.71	Form of 2018 Outperformance Award Agreement (LTIP Units)*	10-K	001-34789	10.73	February 16, 2018
10.72	Third Amended and Restated Credit Agreement, dated as of March 13, 2018, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-34789	10.1	March 19, 2018
10.73	Form of Amendment to Outperformance Award Agreement*	10-Q	001-34789	10.1	August 2, 2018
10.74	Form of Time-Based LTIP Unit Agreement*	8-K	001-34789	10.1	December 14, 2018
10.75	Form of 2019 Outperformance Award Agreement (REIT Shares)*	10-K	001-34789	10.75	February 19, 2019
10.76	Form of 2019 Outperformance Award Agreement (LTIP Units)*	10-K	001-34789	10.76	February 19, 2019
10.77	Indemnification Agreement, dated March 14, 2019, by and between Hudson Pacific Properties, Inc. and Christy Haubegger*	10-Q	001-34789	10.2	May 7, 2019
10.78	Form of Performance-Based LTIP Unit Agreement.*+
10.79	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2020.*+
10.80	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2020.*+
10.81	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alexander Vouvalides, dated January 1, 2020.*+
10.82	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher J. Barton, dated January 1, 2020.*+
10.83	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield, dated January 1, 2020.*+
10.84	Employment Agreement between Hudson Pacific Properties, Inc. and Harout Diramerian, dated January 1, 2020.*+
10.85	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Harout Diramerian.+
10.86
Amendment No.1 to the Third Amended and Restated Credit Agreement, dated as of March 1, 2019, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent+

10.87
Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of November 7, 2019, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent+

10.88
Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.89
Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.

21.1	Subsidiaries of Hudson Pacific Properties, Inc.+
23.1	Consent of Independent Registered Public Accounting Firm+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
99.1	Certificate of Correction	8-K	001-34789	99.1	January 23, 2012
101	The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows and (vii) Notes to Consolidated Financial Statements**
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Denotes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Filed herewith.

ITEM 16.    Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

February 24, 2020	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 24, 2020
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 24, 2020
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 24, 2020
Theodore R. Antenucci
/S/ RICHARD B. FRIED	Director	February 24, 2020
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 24, 2020
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 24, 2020
Robert L. Harris II
/S/ CHRISTY HAUBEGGER	Director	February 24, 2020
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 24, 2020
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 24, 2020
Robert M. Moran, Jr.
/S/ BARRY A. PORTER	Director	February 24, 2020
Barry A. Porter
/S/ ANDREA L. WONG	Director	February 24, 2020
Andrea L. Wong

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

February 24, 2020	/s/ VICTOR J. COLEMAN
VICTOR J. COLEMAN
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Victor J. Coleman and Mark T. Lammas, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Hudson Pacific Properties, Inc. as sole general partner and on behalf of Hudson Pacific Properties, L.P., to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 24, 2020
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 24, 2020
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 24, 2020
Theodore R. Antenucci
/S/ RICHARD B. FRIED	Director	February 24, 2020
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 24, 2020
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 24, 2020
Robert L. Harris II
/S/ CHRISTY HAUBEGGER	Director	February 24, 2020
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 24, 2020
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 24, 2020
Robert M. Moran, Jr.
/S/ BARRY A. PORTER	Director	February 24, 2020
Barry A. Porter
/S/ ANDREA L. WONG	Director	February 24, 2020
Andrea L. Wong

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer and Chairman of the Board of Directors

/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Hudson Pacific Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hudson Pacific Properties, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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
February 24, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”), as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment of investment in real estate
Description of the Matter	The Company’s net investment in real estate totaled $6.4 billion as of December 31, 2019. As discussed in Note 2 to the consolidated financial statements, the Company assesses for impairment on a real estate asset by real estate asset basis whenever events or changes in circumstances indicate that the carrying value of a real estate asset may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value. There were $52.2 million of impairment charges recognized during the year ended December 31, 2019.
Auditing the Company's impairment assessment for real estate assets is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators, either individually or in combination, in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the real estate asset.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate asset impairment assessment process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present at any given real estate asset by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched for any tenants or groups of tenants with significant allowances for doubtful accounts or upcoming lease expirations that occupy a substantial portion of a real estate asset. We also searched for any significant declines in operating results of a real estate asset due to occupancy changes, tenant bankruptcies, environmental issues, physical damage, change in intended use or adverse changes in legal factors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
February 24, 2020

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Investment in real estate, at cost	$7,269,128	$7,059,537
Accumulated depreciation and amortization	(898,279)	(695,631)
Investment in real estate, net	6,370,849	6,363,906
Cash and cash equivalents	46,224	53,740
Restricted cash	12,034	14,451
Accounts receivable, net	13,007	14,004
Straight-line rent receivables, net	195,328	142,369
Deferred leasing costs and lease intangible assets, net	285,448	279,896
U.S. Government securities	140,749	146,880
Operating lease right-of-use asset	269,029	—
Prepaid expenses and other assets, net	68,974	55,633
Investment in unconsolidated real estate entity	64,926	—
TOTAL ASSETS	$7,466,568	$7,070,879

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$2,817,910	$2,623,835
In-substance defeased debt	135,030	138,223
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	212,673	175,300
Operating lease liability	272,701	—
Lease intangible liabilities, net	31,493	45,612
Security deposits and prepaid rent	86,188	68,687
Total liabilities	3,622,131	3,117,793

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	125,260	113,141

Equity
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 154,691,052 and 154,371,538 shares outstanding at December 31, 2019 and 2018, respectively	1,546	1,543
Additional paid-in capital	3,415,808	3,524,502
Accumulated other comprehensive (loss) income	(561)	17,501
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,416,793	3,543,546
Non-controlling interest—members in consolidated real estate entities	269,487	268,246
Non-controlling interest—units in the operating partnership	23,082	18,338
Total equity	3,709,362	3,830,130
TOTAL LIABILITIES AND EQUITY	$7,466,568	$7,070,879

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES
Office
Rental	$708,564	$533,184	$545,453
Tenant recoveries	—	92,760	92,244
Service and other revenues	25,171	26,573	29,413
Total office revenues	733,735	652,517	667,110
Studio
Rental	51,340	44,734	36,529
Tenant recoveries	—	2,013	1,336
Service and other revenues	33,107	29,154	23,164
Total studio revenues	84,447	75,901	61,029
Total revenues	818,182	728,418	728,139
OPERATING EXPENSES
Office operating expenses	256,209	226,820	218,873
Studio operating expenses	45,313	40,890	34,634
General and administrative	71,947	61,027	54,459
Depreciation and amortization	282,088	251,003	283,570
Total operating expenses	655,557	579,740	591,536
OTHER (EXPENSE) INCOME
Loss from unconsolidated real estate entity	(747)	—	—
Fee income	1,459	—	—
Interest expense	(105,845)	(83,167)	(90,037)
Interest income	4,044	1,718	97
Transaction-related expenses	(667)	(535)	(598)
Unrealized gain on non-real estate investments	—	928	—
Unrealized loss on ineffective portion of derivative instruments	—	—	(70)
Gains on sale of real estate	47,100	43,337	45,574
Impairment loss	(52,201)	—	—
Other income	78	822	2,992
Total other expense	(106,779)	(36,897)	(42,042)
Net income	55,846	111,781	94,561
Net income attributable to preferred units	(612)	(618)	(636)
Net income attributable to participating securities	(692)	(663)	(1,003)
Net income attributable to non-controlling interest in consolidated real estate entities	(13,352)	(11,883)	(24,960)
Net loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	1,994	(169)	—
Net income attributable to non-controlling interest in the operating partnership	(459)	(358)	(375)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$42,725	$98,090	67,587

BASIC AND DILUTED PER SHARE AMOUNTS
Net income attributable to common stockholders—basic	$0.28	$0.63	$0.44
Net income attributable to common stockholders—diluted	$0.28	$0.63	$0.44
Weighted average shares of common stock outstanding—basic	154,404,427	155,445,247	153,488,730
Weighted average shares of common stock outstanding—diluted	156,602,408	155,696,486	153,882,814

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$55,846	$111,781	$94,561
Currency translation adjustments	1,845	—	—
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(14,533)	7,357	3,028
Reclassification adjustment for realized (losses) gains	(5,490)	(3,299)	4,370
Total net unrealized (losses) gains on derivative instruments:	(20,023)	4,058	7,398
Total other comprehensive (loss) income	(18,178)	4,058	7,398
Comprehensive income	37,668	115,839	101,959
Comprehensive income attributable to preferred units	(612)	(618)	(636)
Comprehensive income attributable to participating securities	(692)	(660)	(1,003)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(13,352)	(11,883)	(24,960)
Comprehensive loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	1,994	(169)	—
Comprehensive income attributable to non-controlling interest in the operating partnership	(343)	(372)	(420)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$24,663	$102,137	$74,940

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the operating partnership	Members in Consolidated Entities	Total Equity
Balance, December 31, 2016	136,492,235	$1,364	$3,109,394	$(16,971)	$9,496	$294,859	$304,608	$3,702,750
Contributions	—	—	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs	18,656,575	187	647,195	—	—	—	—	647,382
Issuance of unrestricted stock	917,086	9	(9)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(463,388)	(4)	(16,037)	—	—	—	—	(16,041)
Declared dividend	—	—	(106,269)	(51,619)	—	(656)	—	(158,544)
Amortization of stock-based compensation	—	—	13,249	—	—	2,666	—	15,915
Net income	—	—	—	68,590	—	375	24,960	93,925
Other comprehensive income	—	—	—	—	7,353	45	—	7,398
Redemption of common units in the operating partnership	—	—	(24,535)	—	(3,622)	(282,698)	—	(310,855)
Balance, December 31, 2017	155,602,508	1,556	3,622,988	—	13,227	14,591	258,602	3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	—	—	(231)	230	1	—	—
Contributions	—	—	—	—	—	—	2,486	2,486
Distributions	—	—	—	—	—	—	(4,725)	(4,725)
Issuance of unrestricted stock	571,481	5	(5)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(163,191)	(2)	(4,751)	—	—	—	—	(4,753)
Repurchase of common stock	(1,639,260)	(16)	(50,000)	—	—	—	—	(50,016)
Declared dividend	—	—	(57,769)	(98,522)	—	(712)	—	(157,003)
Amortization of stock-based compensation	—	—	14,039	—	—	4,086	—	18,125
Net income	—	—	—	98,753	—	358	11,883	110,994
Other comprehensive income	—	—	—	—	4,044	14	—	4,058
Balance, December 31, 2018	154,371,538	1,543	3,524,502	—	17,501	18,338	268,246	3,830,130
Cumulative adjustment related to adoption of ASC 842	—	—	—	(2,105)	—	—	—	(2,105)
Distributions	—	—	—	—	—	—	(12,111)	(12,111)
Issuance of unrestricted stock	554,237	5	(5)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(234,723)	(2)	(7,682)	—	—	—	—	(7,684)
Declared dividend			(114,283)	(41,312)		(2,230)		(157,825)
Amortization of stock-based compensation	—	—	13,276	—	—	7,156	—	20,432
Net income	—	—	—	43,417	—	459	13,352	57,228
Other comprehensive loss	—	—	—	—	(18,062)	(116)	—	(18,178)
Redemption of common units in the operating partnership	—	—	—	—	—	(525)	—	(525)
Balance, December 31, 2019	154,691,052	$1,546	$3,415,808	$—	$(561)	$23,082	$269,487	$3,709,362

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,846	$111,781	$94,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,088	251,003	283,570
Non-cash portion of interest expense	6,258	5,965	6,032
Amortization of stock-based compensation	19,481	17,028	15,079
Loss from unconsolidated real estate entity	747	—	—
Straight-line rents	(52,959)	(36,202)	(29,638)
Straight-line rent expenses	1,463	711	433
Amortization of above- and below-market leases, net	(12,836)	(17,593)	(18,062)
Amortization of above- and below-market ground lease, net	2,460	2,422	2,505
Amortization of lease incentive costs	1,771	1,464	1,546
Other non-cash adjustments	—	369	883
Impairment loss	52,201	—	—
Gains on sale of real estate	(47,100)	(43,337)	(45,574)
Change in operating assets and liabilities:
Accounts receivable	699	(10,854)	1,929
Deferred leasing costs and lease intangibles	(46,645)	(55,286)	(32,244)
Prepaid expenses and other assets	(11,165)	(2,978)	233
Accounts payable, accrued liabilities and other	18,202	(13,184)	19,447
Security deposits and prepaid rent	17,500	3,317	(7,741)
Net cash provided by operating activities	288,011	214,626	292,959
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(385,751)	(351,277)	(302,447)
Property acquisitions	—	(362,687)	(257,734)
Purchase of U.S. Government securities	—	(149,176)	—
Maturities of U.S. Government securities	6,226	2,229	—
Proceeds from sales of real estate	147,824	454,542	212,250
Distributions from unconsolidated entity	290	14,036	15,964
Contributions to unconsolidated entity	(64,498)	—	(1,071)
Deposits for property acquisitions	(20,500)	—	—
Net cash used in investing activities	(316,409)	(392,333)	(333,038)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,215,647	650,000	766,660
Payments of unsecured and secured debt	(1,010,569)	(449,711)	(822,526)
Payments of in-substance defeased debt	(3,193)	—	—
Proceeds from joint venture partner debt	—	66,136	—
Proceeds from issuance of common stock, net	—	—	647,382
Repurchase of common stock	—	(50,000)	—
Repurchase of operating partnership units	(525)	—	(310,855)
Redemption of series A preferred units	—	(362)	—
Dividends paid to common stock and unitholders	(157,825)	(157,003)	(158,544)
Dividends paid to preferred unitholders	(612)	(618)	(636)
Contribution of redeemable non-controlling member in consolidated real estate entity	14,128	100,223	—
Distribution of redeemable non-controlling member in consolidated real estate entity	(15)	—	—
Contribution of non-controlling member in consolidated real estate entity	—	2,486	3,870
Distribution to non-controlling member in consolidated real estate entity	(12,111)	(4,725)	(74,836)
Payments to satisfy tax withholding	(7,684)	(4,769)	(16,041)
Payment of loan costs	(18,776)	(7,039)	(1,307)
Net cash provided by financing activities	18,465	144,618	33,167
Net decrease in cash and cash equivalents and restricted cash	(9,933)	(33,089)	(6,912)
Cash and cash equivalents and restricted cash—beginning of period	68,191	101,280	108,192
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— END OF THE PERIOD	$58,258	$68,191	$101,280
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Partners of Hudson Pacific Properties, L.P.

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. (the “Operating Partnership”), as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Operating Partnership at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Los Angeles, California
February 24, 2020

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Investment in real estate, at cost	$7,269,128	$7,059,537
Accumulated depreciation and amortization	(898,279)	(695,631)
Investment in real estate, net	6,370,849	6,363,906
Cash and cash equivalents	46,224	53,740
Restricted cash	12,034	14,451
Accounts receivable, net	13,007	14,004
Straight-line rent receivables, net	195,328	142,369
Deferred leasing costs and lease intangible assets, net	285,448	279,896
U.S. Government securities	140,749	146,880
Operating lease right-of-use asset	269,029	—
Prepaid expenses and other assets, net	68,974	55,633
Investment in unconsolidated real estate entity	64,926	—
TOTAL ASSETS	$7,466,568	$7,070,879

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$2,817,910	$2,623,835
In-substance defeased debt	135,030	138,223
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	212,673	175,300
Operating lease liability	272,701	—
Lease intangible liabilities, net	31,493	45,612
Security deposits and prepaid rent	86,188	68,687
Total Liabilities	3,622,131	3,117,793

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	125,260	113,141

Capital
Hudson Pacific Properties, L.P. partners’ capital:
Common units, 155,602,910 and 154,940,583 outstanding at December 31, 2019 and 2018, respectively.	3,440,488	3,544,319
Accumulated other comprehensive (loss) income	(613)	17,565
Total Hudson Pacific Properties, L.P. partners’ capital	3,439,875	3,561,884
Non-controlling interest—members in consolidated real estate entities	269,487	268,246
Total capital	3,709,362	3,830,130
TOTAL LIABILITIES AND CAPITAL	$7,466,568	$7,070,879
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES
Office
Rental	$708,564	$533,184	$545,453
Tenant recoveries	—	92,760	92,244
Service and other revenues	25,171	26,573	29,413
Total office revenues	733,735	652,517	667,110
Studio
Rental	51,340	44,734	36,529
Tenant recoveries	—	2,013	1,336
Service and other revenues	33,107	29,154	23,164
Total studio revenues	84,447	75,901	61,029
Total revenues	818,182	728,418	728,139
OPERATING EXPENSES
Office operating expenses	256,209	226,820	218,873
Studio operating expenses	45,313	40,890	34,634
General and administrative	71,947	61,027	54,459
Depreciation and amortization	282,088	251,003	283,570
Total operating expenses	655,557	579,740	591,536
OTHER (EXPENSE) INCOME
Loss from unconsolidated real estate entity	(747)	—	—
Fee income	1,459	—	—
Interest expense	(105,845)	(83,167)	(90,037)
Interest income	4,044	1,718	97
Transaction-related expenses	(667)	(535)	(598)
Unrealized gain on non-real estate investments	—	928	—
Unrealized loss on ineffective portion of derivative instruments	—	—	(70)
Gains on sale of real estate	47,100	43,337	45,574
Impairment loss	(52,201)	—	—
Other income	78	822	2,992
Total other expense	(106,779)	(36,897)	(42,042)
Net income	55,846	111,781	94,561
Net income attributable to non-controlling interest in consolidated real estate entities	(13,352)	(11,883)	(24,960)
Net loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	1,994	(169)	—
Net income attributable to Hudson Pacific Properties, L.P.	44,488	99,729	69,601
Net income attributable to preferred units	(612)	(618)	(636)
Net income attributable to participating securities	(922)	(663)	(1,003)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$42,954	$98,448	$67,962

BASIC AND DILUTED PER UNIT AMOUNTS
Net income attributable to common unitholders—basic	$0.28	$0.63	$0.44
Net income attributable to common unitholders—diluted	$0.28	$0.63	$0.44
Weighted average shares of common units outstanding—basic	155,094,997	156,014,292	154,276,773
Weighted average shares of common units outstanding—diluted	156,112,602	156,265,531	154,670,857

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$55,846	$111,781	$94,561
Currency translation adjustments	1,845	—	—
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(14,533)	7,357	3,028
Reclassification adjustment for realized (losses) gains	(5,490)	(3,299)	4,370
Total net unrealized (losses) gains on derivative instruments:	(20,023)	4,058	7,398
Total other comprehensive (loss) income	(18,178)	4,058	7,398
Comprehensive income	37,668	115,839	101,959
Comprehensive income attributable to preferred units	(612)	(618)	(636)
Comprehensive income attributable to participating securities	(922)	(660)	(1,003)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(13,352)	(11,883)	(24,960)
Comprehensive loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	1,994	(169)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$24,776	$102,509	$75,360

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except share data)

	Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital	Non-controlling Interest— Members in Consolidated Entities	Total Capital
Balance, December 31, 2016	145,942,855	$3,392,264	$5,878	$3,398,142	$304,608	$3,702,750
Contributions	—	—	—	—	3,870	3,870
Distributions	—	—	—	—	(74,836)	(74,836)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	18,656,575	647,382	—	647,382	—	647,382
Issuance of unrestricted units	917,086	—	—	—	—	—
Units withheld to satisfy tax withholding	(463,388)	(16,041)	—	(16,041)	—	(16,041)
Declared distributions	—	(158,544)	—	(158,544)	—	(158,544)
Amortization of unit-based compensation	—	15,915	—	15,915	—	15,915
Net income (loss)	—	68,965	—	68,965	24,960	93,925
Other comprehensive income	—	—	7,398	7,398	—	7,398
Repurchase of common units	(8,881,575)	(310,855)	—	(310,855)	—	(310,855)
Balance, December 31, 2017	156,171,553	3,639,086	13,276	3,652,362	258,602	3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	(231)	231	—	—	—
Contributions	—	—	—	—	2,486	2,486
Distributions	—	—	—	—	(4,725)	(4,725)
Issuance of unrestricted units	571,481	—	—	—	—	—
Units withheld to satisfy tax withholding	(163,191)	(4,769)	—	(4,769)	—	(4,769)
Repurchase of common units	(1,639,260)	(50,000)	—	(50,000)	—	(50,000)
Declared distributions	—	(157,003)	—	(157,003)	—	(157,003)
Amortization of unit-based compensation	—	18,125	—	18,125	—	18,125
Net income	—	99,111	—	99,111	11,883	110,994
Other comprehensive income	—	—	4,058	4,058	—	4,058
Balance, December 31, 2018	154,940,583	3,544,319	17,565	3,561,884	268,246	3,830,130
Cumulative adjustment related to adoption of ASC 842	—	(2,105)	—	(2,105)	—	(2,105)
Distributions	—	—	—	—	(12,111)	(12,111)
Issuance of unrestricted units	915,126	—	—	—	—	—
Units withheld to satisfy tax withholding	(234,723)	(7,684)	—	(7,684)	—	(7,684)
Declared distributions	—	(157,825)	—	(157,825)	—	(157,825)
Amortization of unit based compensation	—	20,432	—	20,432	—	20,432
Net income	—	43,876	—	43,876	13,352	57,228
Other comprehensive loss	—	—	(18,178)	(18,178)	—	(18,178)
Redemption of common units	(18,076)	(525)	—	(525)	—	(525)
Balance, December 31, 2019	155,602,910	$3,440,488	$(613)	$3,439,875	$269,487	$3,709,362

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,846	$111,781	$94,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,088	251,003	283,570
Non-cash portion of interest expense	6,258	5,965	6,032
Amortization of unit-based compensation	19,481	17,028	15,079
Loss from unconsolidated real estate entity	747	—	—
Straight-line rents	(52,959)	(36,202)	(29,638)
Straight-line rent expenses	1,463	711	433
Amortization of above- and below-market leases, net	(12,836)	(17,593)	(18,062)
Amortization of above- and below-market ground lease, net	2,460	2,422	2,505
Amortization of lease incentive costs	1,771	1,464	1,546
Other non-cash adjustments	—	369	883
Impairment loss	52,201	—	—
Gains on sale of real estate	(47,100)	(43,337)	(45,574)
Change in operating assets and liabilities:
Accounts receivable	699	(10,854)	1,929
Deferred leasing costs and lease intangibles	(46,645)	(55,286)	(32,244)
Prepaid expenses and other assets	(11,165)	(2,978)	233
Accounts payable, accrued liabilities and other	18,202	(13,184)	19,447
Security deposits and prepaid rent	17,500	3,317	(7,741)
Net cash provided by operating activities	288,011	214,626	292,959
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(385,751)	(351,277)	(302,447)
Property acquisitions	—	(362,687)	(257,734)
Purchase of U.S. Government securities	—	(149,176)	—
Maturities of U.S. Government securities	6,226	2,229	—
Proceeds from sales of real estate	147,824	454,542	212,250
Distributions from unconsolidated entity	290	14,036	15,964
Contributions to unconsolidated entity	(64,498)	—	(1,071)
Deposits for property acquisitions	(20,500)	—	—
Net cash used in investing activities	(316,409)	(392,333)	(333,038)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,215,647	650,000	766,660
Payments of unsecured and secured debt	(1,010,569)	(449,711)	(822,526)
Payments of in-substance defeased debt	(3,193)	—	—
Proceeds from joint venture partner debt	—	66,136	—
Proceeds from issuance of common units, net	—	—	647,382
Repurchase of common units	—	(50,000)	—
Repurchase of operating partnership units	(525)	—	(310,855)
Redemption of series A preferred units	—	(362)	—
Distributions paid to common stock and unitholders	(157,825)	(157,003)	(158,544)
Dividends paid to preferred unitholders	(612)	(618)	(636)
Contribution of redeemable non-controlling member in consolidated real estate entity	14,128	100,223	—
Distribution of redeemable non-controlling member in consolidated real estate entity	(15)	—	—
Contribution of non-controlling member in consolidated real estate entity	—	2,486	3,870
Distribution to non-controlling member in consolidated real estate entity	(12,111)	(4,725)	(74,836)
Payments to satisfy tax withholding	(7,684)	(4,769)	(16,041)
Payment of loan costs	(18,776)	(7,039)	(1,307)
Net cash provided by financing activities	18,465	144,618	33,167
Net decrease in cash and cash equivalents and restricted cash	(9,933)	(33,089)	(6,912)
Cash and cash equivalents and restricted cash—beginning of period	68,191	101,280	108,192
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— END OF PERIOD	$58,258	$68,191	$101,280
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

The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest and Western Canada. The following table summarizes the Company’s portfolio as of December 31, 2019:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	51	13,373,338
Studio	3	1,224,403
Land	6	2,231,376
Total consolidated portfolio	60	16,829,117
Unconsolidated portfolio(1)
Office	1	1,477,142
Land	1	450,000
Total unconsolidated portfolio	2	1,927,142
TOTAL(2)	62	18,756,259
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
Concentrations

As of December 31, 2019, the Company’s office properties were located in Northern and Southern California, the Pacific Northwest and Western Canada. The Company’s studio properties were located in Hollywood in Southern California. 81.5% of the Company’s consolidated and unconsolidated properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the technology and media and entertainment industries. As of December 31, 2019, approximately 30.3% and 18.5% of consolidated and unconsolidated rentable square feet were related to the tenants in the technology and media and entertainment industries, respectively.

As of December 31, 2019, the Company’s 15 largest tenants represented approximately 31.8% of consolidated and unconsolidated rentable square feet and no single tenant accounted for more than 10%.

As of December 31, 2019, no single tenant in the Company’s office or studio segment had rental revenues representing more than 10% of the respective segment’s total revenue.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company and the operating partnership are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Any references to the number of properties, acres and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”).

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of December 31, 2019, the Company has determined that its operating partnership and five joint ventures met the definition of a VIE. Four of the joint ventures are consolidated and one of the joint ventures is unconsolidated.

Consolidated Joint Ventures

As of December 31, 2019, the operating partnership has determined that four of its joint ventures met the definition of a VIE and are consolidated:

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
As of December 31, 2019 and 2018, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIEs.

Unconsolidated Joint Ventures

As of December 31, 2019, the Company has determined it is not the primary beneficiary of one joint venture. Due to its significant influence over the unconsolidated entity, the Company accounts for the entity using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

On June 5, 2019, the Company purchased, pursuant to a co-ownership agreement with Blackstone, the Bentall Centre property located in Vancouver, Canada. The joint venture property-owning entity is structured as a tenancy in common under applicable tax laws. The Company owns 20% of this joint venture and serves as the operating partner. The Company’s net equity investment of this unconsolidated entity is reflected within investment in unconsolidated real estate entity on the Consolidated Balance Sheets. The Company’s share of net income or loss from the entity is included within loss from unconsolidated real estate entity on the Consolidated Statements of Operations. Refer to Note 4 for details.

On June 16, 2016, the Company entered into a joint venture to co-originate a loan secured by land in Santa Clara, California. The Company owned 21% of the non-consolidated entity. In the third quarter of 2019, the joint venture was dissolved. The Company’s net equity investment in the unconsolidated joint venture was $0 and $86 thousand as of December 31, 2019 and December 31, 2018, respectively, which is reflected within prepaid expenses and other assets, net line item on the Consolidated Balance Sheets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, determining the incremental borrowing rate used in the present value calculations of its new or modified operating lessee agreements, its accrued liabilities, and its performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
When the Company acquires properties that are considered business combinations, assets acquired and liabilities assumed are fair valued at the acquisition date. Assets acquired and liabilities assumed include, but are not limited to, land, building and improvements, intangible assets related to above- and below-market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. The initial accounting for a business combination is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price assignment are made within the measurement period, which typically does not exceed one year, within the Consolidated Balance Sheets. Acquisition-related expenses associated with business combinations are expensed in the period incurred which is included in the transaction-related expenses line item of the Consolidated Statements of Operations.

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

The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. The fair values of acquired “above- and below-” market leases are based on the estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended below-market term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers commissions, legal and other leasing related costs. The fair value debt assumed is based on the estimated cash flow projections utilizing interest rates available for the issuance of debt with similar terms and remaining maturities.

Cost Capitalization

The Company capitalizes costs associated with development and redevelopment activities, capital improvements, tenant improvements and leasing activity. Costs associated with development and redevelopment that are capitalized include interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized that related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

The Company recognized the following capitalized costs:

	Year Ended December 31,
	2019	2018	2017
Capitalized personnel costs	$9,218	$12,233	$10,853
Capitalized interest	16,258	14,815	10,655

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

The Company amortizes above- and below-market lease intangibles over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. The in-place lease intangibles are amortized over the remaining non-cancellable lease term. When tenants vacate prior to the expiration of lease, the amortization of intangible assets and liabilities is accelerated. The Company amortizes above- and below-market ground lease intangibles over the remaining non-cancellable lease terms.

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

According to ASC 205, Presentation of Financial Statements, the Company does not present the operating results in net loss from discontinued operations for disposals if they do not represent a strategic shift in the Company’s business. There were no discontinued operations for the years ended December 31, 2019, 2018, and 2017.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties based on Level 1 or Level 2 inputs, less estimated costs to sell. During the year ended December 31, 2019, the Company recorded $52.2 million of impairment charges related to the Campus Center office property that was held for sale at March 31, 2019 and was subsequently sold. The Company’s estimated fair value was based on the sale price (Level 2 input). No impairment indicators have been noted and the Company recorded no impairment charges during the years ended December 31, 2018 and 2017.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business acquisitions. The Company does not amortize this asset but instead analyzes it on a quarterly basis for impairment. No impairment indicators have been identified during the years ended December 31, 2019, 2018 and 2017. Goodwill is included in the prepaid expenses and other assets, net line item on the Consolidated Balance Sheets.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	December 31,
	2019	2018	2017
BEGINNING OF THE PERIOD
Cash and cash equivalents	$53,740	$78,922	$83,015
Restricted cash	14,451	22,358	25,177
TOTAL	$68,191	$101,280	$108,192

END OF THE PERIOD
Cash and cash equivalents	$46,224	$53,740	$78,922
Restricted cash	12,034	14,451	22,358
TOTAL	$58,258	$68,191	$101,280

Receivables

The Company’s accounting policy and methodology used to assess collectability related to rental revenues changed on January 1, 2019 when the Company adopted ASC 842. The guidance requires the Company to assess, at lease commencement and subsequently, collectability from its tenants of future lease payments. If the Company determines collectability is not probable, it recognizes an adjustment to lower income from rentals, whereas previously the Company recognized bad debt expense. In addition, for amounts deemed probable of collection, the Company also may record an allowance under other authoritative GAAP based on the evaluation of individual receivables, including specific credit enhancements and other relevant factors.

Accounts Receivable, net

The following table represents the Company’s accounts receivable, net as of:

	December 31, 2019	December 31, 2018
Accounts receivable	$13,007	$16,494
Allowance for doubtful accounts	—	(2,490)
ACCOUNTS RECEIVABLE, NET	$13,007	$14,004

Straight-line Rent Receivables, net
The following table represents the Company’s straight-line rent receivables, net as of:

	December 31, 2019	December 31, 2018
Straight-line rent receivables	$195,328	$142,369
Allowance for doubtful accounts	—	—
STRAIGHT-LINE RENT RECEIVABLES, NET	$195,328	$142,369

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
U.S. Government Securities

The Company holds U.S. Government securities related to assumed debt held by a trust subsidiary. These securities are considered held to maturity investments and are carried at amortized cost on the Consolidated Balance Sheets. The Company has both the intent and ability to hold to maturity. As of December 31, 2019, the Company had $3.8 million of gross unrealized gains and no gross unrealized losses related to these U.S. Government securities.

Prepaid Expenses and Other Assets, net

The following table represents the Company’s prepaid expenses and other assets, net as of:

	December 31, 2019	December 31, 2018
Derivative assets	$479	$16,687
Goodwill	8,754	8,754
Non-real estate investments	5,545	2,713
Deposits for future acquisitions	22,405	1,750
Deferred financing costs	3,246	3,296
Prepaid insurance	3,463	3,014
Prepaid property tax	2,070	1,919
Other	23,012	17,500
PREPAID EXPENSES AND OTHER ASSETS, NET	$68,974	$55,633

Non-Real Estate Investments

The Company holds investments in an entity that does not report NAV. The Company marks this investment to fair value based on Level 2 inputs, whenever fair value is readily available or observable.

The Company also invests in an entity that reports NAV. The investment, which is in a real estate technology venture capital fund, involves a commitment of funding from the Company of up to $20.0 million. The Company uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value for the investment. As of December 31, 2019, the Company has contributed $2.8 million to this fund with $17.2 million remaining to be contributed. There has been no change in NAV since the initial investment.

Changes in fair value are included in the unrealized gain on non-real estate investment line item on the Consolidated Statements of Operations. No gain or loss has been recognized due to observable changes in fair value for the year ended December 31, 2019. To date, the Company has recognized an unrealized gain of $928 thousand related to observable changes in fair value, which was recognized in the second quarter of 2018.

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

The Company elected the practical expedients above. The lessor practical expedient to combine lease and non-lease components was elected only for the Company’s leases related to the office properties. For the Company’s studio properties, the timing and pattern of the transfer of the lease components and non-lease components for studio properties are not the same and therefore the Company did not elect this practical expedient for the Company’s studio properties. The standalone selling price related to the studio non-lease components is readily available and does not require estimates.

Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements relate to ground lease assets and are reflected in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. For leases with a term of 12 months or less the Company made an accounting policy election by class of underlying asset not to recognize ROU assets and lease liabilities. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.7%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term, as of December 31, 2019, was 32 years.

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

Revenue Stream	Components	Financial Statement Location (1)
Rental revenues	Office rentals, stage rentals and storage rentals	Office and studio segments: rental
Tenant recoveries and other tenant-related revenues	Reimbursement of real estate taxes, insurance, repairs and maintenance, other operating expenses and must-take parking revenues	Office segment: rental Studio segment: rental and service revenues and other
Ancillary revenues	Revenues derived from tenants’ use of lighting, equipment rental, power, HVAC and telecommunications (i.e., telephone and internet)	Studio segment: service revenues and other
Other revenues	Parking revenue that is not associated with lease agreements and other	Office and studio segments: service revenues and other
Sale of real estate	Gains on sales derived from cash consideration less cost basis	Gains on sale of real estate

_________________
1.The financial statement locations stated above are for the year ended December 31, 2019, after the adoption of ASC 842, and do not reflect the locations for the year ended December 31, 2018.

The Company’s 2019 revenues are accounted for under ASU 842 while the 2018 and 2017 rental revenues are accounted for under ASC 840. The Company continues to recognize rental revenue from tenants on a straight-line basis over the lease term when collectability is probable and the tenant has taken possession of or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

Ancillary revenues and guest parking revenues have been accounted for under ASC 606 since the Company adopted this standard on January 1, 2018. This standard requires the Company to recognize revenues based on a five-step model and results in the consideration being recognized once the performance obligations are satisfied. These revenues have single performance obligations and are recognized at the point in time when services are rendered. The timing and pattern of revenue recognition as it relates to ancillary revenues and guest parking revenues have not changed from those under ASC 605, Revenue Recognition.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the Company’s revenue streams that are accounted for under ASC 606:

	Year Ended December 31,
	2019	2018	2017
Ancillary revenues	$27,951	$24,138	$18,899
Other revenues	$28,066	$25,298	$23,204
Studio-related tenant recoveries(1)	$2,261	N/A	N/A
_________________
1.Studio-related tenant recoveries are accounted for under ASC 606 effective January 1, 2019.

The following table summarizes the Company’s receivables that are accounted for under ASC 606:

	December 31, 2019	December 31, 2018
Ancillary revenues	$1,652	$3,752
Other revenues	$2,417	$959
Studio-related tenant recoveries(1)	$26	N/A
_________________
1.Studio-related tenant recoveries are accounted for under ASC 606 effective January 1, 2019.

Sales of real estate have been accounted for under ASC 610, Other Income, since the Company adopted this standard on January 1, 2018. As a result of the adoption, there was no change in respect to the timing and pattern of revenue recognition. This standard requires the Company to apply certain recognition and measurement principles in accordance with ASC 606 when it de-recognizes nonfinancial assets and in-substance nonfinancial assets, and the counterparty is not a customer. This is the case for the Company’s sales of real estate, and as a result the Company is required to evaluate the sales of real estate based on transfer of control. If a real estate sale contract includes ongoing involvement by the seller with the sold property, the seller must evaluate each promised good or service under the contract to determine whether it represents a performance obligation, constitutes a guarantee or prevents the transfer of control. The timing and pattern of revenue recognition might change as it relates to gains of sale of real estate if the sale includes continued involvement that represents a separate performance obligation.

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

The Company has elected, together with two of the Company’s subsidiaries, to treat such subsidiaries as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company’s TRS did not have significant tax provisions or deferred income tax items for 2019, 2018 or 2017.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2019, the Company has not established a liability for uncertain tax positions.

The Company and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRS are no longer subject to tax examinations by tax authorities for years prior to 2015. Generally, the Company has assessed its tax positions for all open years, which include 2015 to 2018, and concluded that there are no material uncertainties to be recognized.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Recently Issued Accounting Pronouncements

In May 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. The Company adopted this guidance during the first quarter of 2019 using the prospective approach. The adoption did not have an impact on the Consolidated Financial Statements since LIBOR is still in use, however, this is expected to have an impact in later periods once SOFR is adopted.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The accounting standard will apply to our non-real-estate investments and the Company’s receivables related to service revenues. This standard applies to net investments in leases resulting from sales-type or direct financing leases recognized by a lessor and does not apply to the receivables arising from operating leases, which are accounted for under ASC 842. The accounting standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The effect on the Company’s consolidated financial statements will largely depend on the composition and credit quality of our financial investments and the economic conditions at the time of adoption. The Company will adopt this standard on January 1, 2020. The adoption will not have a material impact on the Consolidated Financial Statements.

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	December 31, 2019	December 31, 2018
Land	$1,313,412	$1,372,872
Building and improvements	5,189,342	4,991,770
Tenant improvements	631,459	510,217
Furniture and fixtures	10,693	9,320
Property under development	124,222	175,358
INVESTMENT IN REAL ESTATE, AT COST	$7,269,128	$7,059,537

Acquisitions

On June 5, 2019, the Company purchased, through a joint venture with Blackstone, the Bentall Centre office property and retail complex in Vancouver, Canada. This joint venture is an unconsolidated entity; please refer to Note 4 for details.

The Company had no acquisitions related to consolidated entities during the year ended December 31, 2019.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Impairment of Long-Lived Assets

During the year ended December 31, 2019, the Company recorded $52.2 million of impairment charges related to the Campus Center office property that was held for sale at March 31, 2019 and was subsequently sold. The Company’s estimated fair value was based on the sale price (Level 2 input). The Company did not recognize impairment charges during the year ended December 31, 2018 and 2017.

Dispositions

The following table summarizes the properties sold in 2019, 2018 and 2017. These properties were considered non-strategic to the Company’s portfolio:

Property	Segment	Date of Disposition	Square Feet	Sales Price(1) (in millions)
Campus Center Office	Office	7/24/2019	471,580	$70.3
Campus Center Land	Office	7/30/2019	946,350	78.1
TOTAL DISPOSITIONS IN 2019			1,417,930	$148.4

Embarcadero Place	Office	1/25/2018	197,402	$136.0
2600 Campus Drive (building 6 of Peninsula Office Park)	Office	1/31/2018	63,050	22.5
2180 Sand Hill	Office	3/1/2018	45,613	82.5
9300 Wilshire	Office	4/10/2018	61,422	13.8
Peninsula Office Park	Office	7/27/2018	447,739	210.0
TOTAL DISPOSITIONS IN 2018			815,226	$464.8

222 Kearny	Office	2/14/2017	148,797	$51.8
3402 Pico	Office	3/21/2017	50,687	35.0
Pinnacle I and Pinnacle II	Office	11/16/2017	623,777	350.0
TOTAL DISPOSITIONS IN 2017			823,261	$436.8
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.

The disposition of these properties resulted in gains of $47.1 million, $43.3 million and $45.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in the gains on sale of real estate line item in the Consolidated Statements of Operations.

Held for sale

As of December 31, 2019 and 2018, the Company had no properties that met the criteria to be classified as held for sale.

4. Investment in Unconsolidated Real Estate Entity

On June 5, 2019, the Company purchased, through a joint venture with Blackstone, the Bentall Centre office property and retail complex in Vancouver, Canada. The Company owns 20% of this joint venture and serves as the operating partner.

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

The maximum exposure related to this unconsolidated joint venture is limited to our investment and $97.1 million of debt which the Company has guaranteed.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The summarized balance sheet of the Company’s unconsolidated real estate entity represents the combined entities for Bentall Centre as of December 31, 2019:

December 31, 2019
ASSETS
Investment in real estate, net	$794,321
Other Assets	51,597
TOTAL ASSETS	845,918

LIABILITIES
Secured debt, net	480,127
Other liabilities	42,672
TOTAL LIABILITIES	522,799

Company’s capital(1)	64,624
Partner's capital	258,495
TOTAL CAPITAL	323,119

TOTAL LIABILITIES AND CAPITAL	$845,918
_____________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in loss form unconsolidated real estate entity on the Consolidated Statements of Operations.

The summarized statement of operation of the Company’s unconsolidated real estate entity represents the combined entities for Bentall Centre for the June 5, 2019 acquisition date through December 31, 2019:

Year Ended December 31,
2019
TOTAL REVENUES	$41,687

TOTAL EXPENSES	(46,434)

NET LOSS	$(4,747)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
5. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	December 31, 2019	December 31, 2018
Deferred leasing costs and in-place lease intangibles	$359,215	$336,535
Accumulated amortization	(136,816)	(123,432)
Deferred leasing costs and in-place lease intangibles, net	222,399	213,103
Below-market ground leases	72,916	72,916
Accumulated amortization	(11,436)	(8,932)
Below-market ground leases, net	61,480	63,984
Above-market leases	8,015	8,425
Accumulated amortization	(6,446)	(5,616)
Above-market leases, net	1,569	2,809
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET	$285,448	$279,896

Below-market leases	$87,064	$101,736
Accumulated amortization	(56,447)	(57,043)
Below-market leases, net	30,617	44,693
Above-market ground leases	1,095	1,095
Accumulated amortization	(219)	(176)
Above-market ground leases, net	876	919
LEASE INTANGIBLE LIABILITIES, NET	$31,493	$45,612

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	For the Year Ended December 31,
	2019	2018	2017
Deferred leasing costs and in-place lease intangibles(1)	$(45,177)	$(46,690)	$(72,883)
Below-market ground leases(2)	$(2,503)	$(2,465)	$(2,548)
Above-market leases(3)	$(1,240)	$(1,550)	$(6,953)
Below-market leases(3)	$14,076	$19,143	$25,015
Above-market ground leases(2)	$43	$43	$43
_____________
1.Amortization is recorded in depreciation and amortization expenses and office rental revenues in the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.
3.Amortization is recorded in revenues in the Consolidated Statements of Operations.

The following table provides information regarding the Company’s estimated amortization of deferred leasing costs and lease intangibles as of December 31, 2019:

For the Year Ended December 31,	Deferred lease cost and in-place lease intangibles	Below-market ground lease	Above-market lease	Below-market lease	Above-market ground lease
2020	$(36,485)	$(2,504)	$(594)	$10,220	$43
2021	(30,115)	(2,504)	(412)	7,298	43
2022	(23,739)	(2,504)	(245)	4,719	43
2023	(19,423)	(2,504)	(217)	3,807	43
2024	(13,981)	(2,504)	(95)	1,804	43
Thereafter	(98,656)	(48,960)	(6)	2,769	661
TOTAL	$(222,399)	$(61,480)	$(1,569)	$30,617	$876

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
6. Debt

The following table sets forth information with respect to our outstanding indebtedness:

	December 31, 2019	December 31, 2018	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$75,000	$400,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term loan A(2)(5)	—	300,000	LIBOR + 1.20% to 1.70%	4/1/2020	(9)
Term loan B(2)(6)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term loan C(2)	—	75,000	LIBOR + 1.30% to 2.20%	11/17/2020
Term loan D(2)(7)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A notes	110,000	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes(8)	500,000	—	4.65%	4/1/2029
3.25% Registered senior notes(9)	400,000	—	3.25%	1/15/2030
Total unsecured debt	2,475,000	2,275,000

Secured debt
Met Park North(10)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(11)	26,312	26,880	5.32%	3/11/2022
One Westside and 10850 Pico(12)	5,646	—	LIBOR + 1.70%	12/18/2023	(4)
Revolving Sunset Bronson Studios/ICON/CUE facility(13)	5,001	—	LIBOR + 1.35%	3/1/2024
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(14)	101,000	101,000	3.38%	11/6/2028
Sunset Gower Studios/Sunset Bronson Studios	—	5,001	LIBOR + 2.25%	3/4/2019
Total secured debt	370,459	365,381
Total unsecured and secured debt	2,845,459	2,640,381
Unamortized deferred financing costs/loan discounts(15)	(27,549)	(16,546)
TOTAL UNSECURED AND SECURED DEBT, NET	$2,817,910	$2,623,835

IN-SUBSTANCE DEFEASED DEBT(16)	$135,030	$138,223	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT (17)	$66,136	$66,136	4.50%	10/9/2028
_____________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2019, which may be different than the interest rates as of December 31, 2018 for corresponding indebtedness.
2.The rate is based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of December 31, 2019, no such election had been made.
3.The Company has a total capacity of $600.0 million under its unsecured revolving credit facility.
4.The maturity date may be extended once for an additional one-year term.
5.The interest rate on the outstanding balance of the term loan was effectively fixed at 2.65% to 3.06% per annum through the use of two interest rate swaps. See Note 7 for details. Term loan A was paid off on October 3, 2019.
6.The interest rate on the outstanding balance of the term loan was effectively fixed at 2.96% to 3.46% per annum through the use of two interest rate swaps. See Note 7 for details.
7.The interest rate on the outstanding balance of the term loan was effectively fixed at 2.63% to 3.13% per annum through the use of an interest rate swap. See Note 7 for details.
8.On February 27, 2019, the operating partnership completed an underwritten public offering of $350.0 million of senior notes, which were issued at a discount at 98.663% of par. On June 14, 2019, the operating partnership completed an additional underwritten public offering of $150.0 million of senior notes, which were issued at a premium at 104.544% of par. These notes are treated as a single series of securities with an aggregate principal amount of $500.0 million.
9.On October 3, 2019, the operating partnership completed an underwritten public offering of $400.0 million in senior notes due January 15, 2030. The notes were issued at 99.268% of par value, with a coupon of 3.25%. The net proceeds from the offering were used to repay the $300.0 million five-year term loan due April 1, 2020 and to pay down $80.0 million on the unsecured revolving credit facility.
10.Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 7 for details.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
11.Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.
12.The Company has the ability to draw up to $414.6 million under the construction loan secured by the One Westside and 10850 Pico properties.
13.The Company has a total capacity of $235.0 million under the Sunset Bronson Studios/ICON/CUE revolving credit facility. This loan is secured by the Company’s Sunset Bronson Studios, ICON and CUE properties.
14.The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
15.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility and Sunset Bronson Studios/ICON/CUE revolving credit facility, which are reflected in prepaid and other assets, net line item in the Consolidated Balance Sheets. See Note 2 for details.
16.The Company owns 75% of the ownership interest in the joint venture that owns the One Westside and 10850 Pico properties. The full amount of the loan is separately presented on the balance sheet. Monthly debt service includes annual debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.
17.This amount relates to debt due to Allianz, the Company’s partner in the joint venture that owns the Ferry Building property. The maturity date may be extended twice for an additional two-year term each.

Current Year Activity

During the 12 months ended December 31, 2019, the outstanding borrowings on the unsecured revolving credit facility decreased by $325.0 million, net of draws. The Company uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

On February 27, 2019, the operating partnership completed an underwritten public offering of $350.0 million in senior notes due April 1, 2029. The notes were issued at 98.663% of par value, with a coupon of 4.65%. The notes are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount, were approximately $343.0 million and were used to repay outstanding borrowings under its unsecured revolving credit facility and $75.0 million of its five-year term loan due November 17, 2020.

On March 1, 2019, the Company entered into a loan agreement to borrow up to $235.0 million on a revolving basis, maturing on March 1, 2024. The Company drew $5.0 million to pay down the Sunset Gower Studios/Sunset Bronson Studios construction loan that matured on March 4, 2019. The unused fee rate is 0.20%.

On June 14, 2019, the operating partnership completed an underwritten public offering of $150.0 million in senior notes due April 1, 2029. The notes were issued at 104.544% of par value, with a coupon of 4.65%. These notes were issued as additional notes under the indenture, pursuant to which the operating partnership previously issued $350.0 million of 4.65% senior notes due 2029. The notes are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount and commissions, were approximately $155.3 million, $150.0 million of which were used by the operating partnership to repay outstanding borrowings under its unsecured revolving credit facility.

On October 3, 2019, the operating partnership completed an underwritten public offering of $400.0 million of senior notes due January 15, 2030. The notes were issued at 99.268% of par value, with a coupon of 3.25% and are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount, were approximately $393.7 million and were used to repay its $300.0 million five-year Term loan A due April 1, 2020, and to pay down $80.0 million on its unsecured revolving credit facility.

On December 18, 2019, the Company closed a four-year construction loan totaling $414.6 million with Wells Fargo Bank, N.A., secured by its One Westside and 10850 Pico properties. The loan bears interest at a rate equal to one-month LIBOR plus 1.70%. The proceeds from the loan will be used to fund the construction of the Company’s One Westside property and to renovate the 10850 Pico retail and entertainment property. The loan matures on December 18, 2023, with an option to extend the loan one additional year. As of December 31, 2019, the Company had a total borrowing capacity, subject to lender required submissions, of $414.6 million, $5.6 million of which had been drawn.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of December 31, 2019:

For the Year Ended December 31,	Unsecured and Secured Debt	In-Substance Defeased Debt	Joint Venture Partner Debt
2020	$65,095	$3,323	$—
2021	632	3,494	—
2022	575,085	128,213	—
2023	165,646	—	—
2024	5,001	—	—
Thereafter	2,034,000	—	66,136
TOTAL	$2,845,459	$135,030	$66,136

Unsecured debt

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

The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	December 31, 2019	December 31, 2018
Outstanding borrowings	$75,000	$400,000
Remaining borrowing capacity	525,000	200,000
TOTAL BORROWING CAPACITY	$600,000	$600,000
Interest rate(1)	LIBOR + 1.05% to 1.50%
Annual facility fee rate(1)	0.15% or 0.30%
Contractual maturity date(2)	3/13/2022
_________________
1.The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of December 31, 2019, no such election had been made.
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

The following table summarizes existing covenants and their covenant levels related to our unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	35.4%
Unsecured indebtedness to unencumbered asset value	≤ 60%	41.4%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.5x
Secured indebtedness to total asset value	≤ 45%	5.6%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.4x

The following table summarizes existing covenants and their covenant levels related to our registered senior notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	38.2%
Total unencumbered assets to unsecured debt	≥ 150%	246.9%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	3.8x
Secured debt to total assets	≤ 45%	6.0%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.95% Senior Notes and 4.65% Senior Notes based on the financial results as of December 31, 2019.

The operating partnership was in compliance with its financial covenants as of December 31, 2019.

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

Interest Expense

The following table represents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Year Ended December 31,
	2019	2018	2017
Gross interest expense(1)	$115,845	$92,017	$94,660
Capitalized interest	(16,258)	(14,815)	(10,655)
Amortization of deferred financing costs and loan discount, net	6,258	5,965	6,032
INTEREST EXPENSE	$105,845	$83,167	$90,037
_________________
1.Includes interest on the Company’s debt and hedging activities, extinguishment costs related to paydowns in the term loans, and loan extinguishment costs of $744.0 thousand, $421.0 thousand and $1.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

7. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had four interest rate swaps with aggregate notional amounts of $539.5 million as of December 31, 2019 and six interest rate swaps with aggregate notional amounts of $839.5 million as of December 31, 2018. These derivatives were designated as effective cash flow hedges for accounting purposes. The derivative assets are recorded in prepaid expenses and other assets and derivative liabilities are recorded in accounts payable, accrued liabilities and other on the Consolidated Balance Sheets.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of December 31, 2019 and December 31, 2018:

Underlying Debt Instrument	# Hedges	Notional Amount	Effective Date	Maturity Date	Interest Rate Range(1)		Fair Value (Liabilities)/Assets
					Low	High	2019	2018
Met Park North	1	$64,500	August 2013	August 2020	3.71%	3.71%	$(195)	$350
Term loan A(2)	2	300,000	July 2016	April 2020	2.65%	3.06%	—	4,038
Term loan B(3)	2	350,000	April 2015	April 2022	2.96%	3.46%	(1,596)	7,543
Term loan D(4)	1	125,000	June 2016	November 2022	2.63%	3.13%	479	4,756
TOTAL							$(1,312)	$16,687
_____________
1.The rate is based on the fixed rate from the swap and the spread based on the operating partnership’s leverage ratio as of December 31, 2019.
2.On March 13, 2018, the underlying debt instrument that was hedged was amended. Prior to the amendment, the interest rate was effectively fixed at 2.75% to 3.65%. The derivative was terminated on October 4, 2019.
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
On October 3, 2019, the operating partnership completed an underwritten public offering of $400.0 million of senior notes due January 15, 2030. The net proceeds from the offering were used to repay the $300.0 million Term loan A due April 1, 2020, therefore, the derivative was terminated on October 4, 2019, which resulted in a cash payment of $393.9 thousand.

In January 2019, the Company entered into a forward interest rate swap designated hedge. In February 2019, it was terminated, which resulted in a cash payment of approximately $1.6 million that was recorded in accumulated other comprehensive income on the Consolidated Balance Sheets and will be recognized over the life of the 4.65% registered senior notes entered into in February 2019 as an adjustment to interest expense. The cash payment is included in the payment of loan costs paid, net loan premium paid line item of the Consolidated Statements of Cash Flows.

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

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of December 31, 2019, the Company expects $0.2 million of unrealized loss included in accumulated other comprehensive income will be reclassified as a reduction to interest expense in the next 12 months.

8. U.S. Government Securities

The Company has U.S. Government securities of $140.7 million and $146.9 million as of December 31, 2019 and December 31, 2018, respectively. The One Westside and 10850 Pico properties acquisition in 2018 included the assumption of debt that was, in-substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. As of December 31, 2019, the Company had $3.8 million of gross unrealized gains and no gross unrealized losses.

The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date December 31, 2019:

	Carrying Value	Fair Value
Due in 1 year	$5,632	$5,684
Due in 1 to 5 years	135,117	138,905
TOTAL	$140,749	$144,589

9. Future Minimum Base Rents and Lease Payments
The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2020 to 2036.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of December 31, 2019:

Year ended	Non-cancellable	Subject to early termination options	Total(1)
2020	$575,685	$9,315	$585,000
2021	551,940	29,232	581,172
2022	502,765	41,275	544,040
2023	463,415	42,812	506,227
2024	414,430	22,353	436,783
Thereafter	1,668,069	156,607	1,824,676
TOTAL	$4,176,304	$301,594	$4,477,898
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Future Minimum Lease Payments

The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of December 31, 2019:

Property	Expiration Date	Notes
3400 Hillview	10/31/2040
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent until October 31, 2017 is the lesser of 10% of Fair Market Value (“FMV”) of the land or $1.0 million grown at 75% of the cumulative increases in consumer price index (“CPI”) from October 1989. Thereafter, minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the minimum annual rent as calculated as of November 1, 2017 plus 75% of subsequent cumulative CPI changes. In no event rent can be less then the specific amount prescribed in the ground lease agreement. Percentage annual rent is gross income multiplied by 24.125%.

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
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of CPI increase. In no event rent can be less then the specific amount prescribed in the ground lease agreement. Percentage annual rent is gross income multiplied by 24.125%.

3176 Porter	7/31/2040
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of CPI increase. Percentage annual rent is Lockheed’s base rent multiplied by 24.125%. In no event rent can be less then the specific amount prescribed in the ground lease agreement.

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

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rental expense for ground leases and a corporate office lease:

	For the Year Ended December 31,
	2019	2018	2017
Contingent rental expense	$9,193	$10,740	$8,775
Minimum rental expense	$19,900	$15,906	$12,412

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of December 31, 2019:

For the Year Ended December 31,	Ground Leases(1)
2020	$18,488
2021	18,609
2022	18,649
2023	18,434
2024	18,392
Thereafter	534,353
Total ground lease payments	626,925
Less: interest portion	(354,224)
Present value of lease liability	$272,701
_____________
1.In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of December 31, 2019.

10. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets (1)	$—	$479	$—	$479	$—	$16,687	$—	$16,687
Derivative liabilities(2)	$—	$(1,791)	$—	$(1,791)	$—	$—	$—	$—
Non-real estate investment(1)	$—	$5,545	$—	$5,545	$—	$2,713	$—	$2,713
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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
U.S. Government securities	$140,749	$144,589	$146,880	$147,686
Liabilities
Unsecured debt(1)	$2,475,000	$2,540,606	$2,275,000	$2,227,265
Secured debt(1)	$370,459	$366,476	$365,381	$354,109
In-substance defeased debt	$135,030	$134,936	$138,223	$135,894
Joint venture partner debt	$66,136	$68,557	$66,136	$66,136
_____________
1.Amounts represent debt excluding net deferred financing costs.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
11. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of December 31, 2019, 2.0 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units, unvested RSUs, awards under our one-time retention performance-based awards, and awards under our outstanding outperformance programs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $37.65.

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

The compensation committee of our Board (the “Compensation Committee”) annually adopts a Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under the 2010 Plan. With respect to OPP Plan awards granted through 2016, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 50% of the earned award will vest in equal annual installments over the two years thereafter, subject to the participant’s continued employment. OPP Plan awards are settled in common stock and in the case of certain executives, in operating partnership performance units. Commencing with the 2017 OPP Plan, the two-year post performance vesting period was replaced with a two-year mandatory holding period upon vesting. In February 2019, the Compensation Committee adopted the 2019 OPP Plan. The 2019 OPP Plan is substantially similar to the 2018 OPP Plan except for (i) the performance period beginning on January 1, 2019 and ending on December 31, 2021 and (ii) the maximum bonus pool is $28.0 million.

In December 2015, the Compensation Committee awarded a one-time special retention award to certain executives. The grants consist of time-based awards and performance-based awards. The time-based awards vest in equal 25% installments over a four-year period, subject to the participant’s continued employment. The performance-based awards vest over a four-year period, subject to the achievement of applicable performance goals and the participant’s continued employment. At December 31, 2019, the one-time special retention awards were fully vested.

Time-Based Awards

The stock-based compensation is valued based on the quoted closing price of the Company’s common stock on the applicable grant date and discounted for the hold restriction in accordance with ASC 718. The stock-based compensation is amortized through the final vesting period on a straight-line basis. Forfeitures of awards are recognized as they occur.

Performance-Based Awards

OPP Plan

An award under the OPP Plan is ultimately earned to the extent the Company outperforms a predetermined total shareholder return (“TSR”) goal and/or achieves goals with respect to the outperformance of its peers in a particular REIT index. The ultimate aggregate award cannot exceed the predetermined maximum bonus pool. The following table outlines key components of the 2019 and 2018 OPP Plans:

	2019 OPP Plan	2018 OPP Plan
Maximum bonus pool, in millions	$28.0	$25.0
Performance period	1/1/2019 to 12/31/2021	1/1/2018 to 12/31/2020

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

The per unit fair value of OPP award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

	2019	2018	2017
Expected price volatility for the Company	22.00%	20.00%	24.00%
Expected price volatility for the particular REIT index	18.00%	18.00%	17.00%
Risk-free rate	2.57%	2.37%	1.47%
Dividend yield	3.00%	2.90%	2.30%

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

The per unit fair value of one-time retention award granted was estimated on the date of grant using the following assumptions in the Monte Carlo valuation:

Assumptions
Expected price volatility for the Company	23.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	1.63%
Dividend yield	3.20%

Summary of Unvested Share Activity

The following table summarizes the activity and status of all unvested stock awards:

	2019		2018		2017
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1	703,796	$32.93	1,087,186	$33.64	887,179	$31.09
Granted	247,521	35.50	190,557	29.53	918,884	34.37
Vested	(470,019)	32.88	(571,481)	32.74	(705,508)	31.42
Canceled	(21,514)	34.16	(2,466)	33.38	(13,369)	32.14
Unvested at December 31	459,784	$33.67	703,796	$32.93	1,087,186	$33.64

Year Ended December 31,	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2019	247,521	$35.50	(470,019)	$17,009
2018	190,557	$29.53	(571,481)	$16,735
2017	918,884	$34.37	(705,508)	$24,155

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the activity and status of all unvested time-based restricted operating partnership performance units:

	2019		2018
	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1	318,549	$28.41	—	$—
Granted	481,215	35.74	318,549	28.41
Vested	(191,085)	30.37	—	—
Canceled	—	—	—	—
Unvested at December 31	608,679	$32.70	318,549	$28.41

Share-based Compensation Recorded

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	For the Year Ended December 31,
	2019	2018	2017
Expensed stock compensation(1)	$19,481	$17,028	$15,079
Capitalized stock compensation(2)	951	1,097	836
Total stock compensation(3)	$20,432	$18,125	$15,915
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

As of December 31, 2019, total unrecognized compensation cost related to unvested share-based payments was $35.6 million, and is expected to be recognized over a weighted-average period of two years.

12. Earnings Per Share

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income available to common stockholders:

	For the Year Ended December 31,
	2019	2018	2017
Numerator:
Basic net income available to common stockholders	$42,725	$98,090	$67,587
Effect of dilutive instruments	331	—	—
Diluted net income available to common stockholders	$43,056	$98,090	$67,587
Denominator:
Basic weighted average common shares outstanding	154,404,427	155,445,247	153,488,730
Effect of dilutive instruments(1)	2,197,981	251,239	394,084
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	156,602,408	155,696,486	153,882,814
Basic earnings per common share	$0.28	$0.63	$0.44
Diluted earnings per common share	$0.28	$0.63	$0.44
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

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per unit for net income available to common unitholders:

	For the Year Ended December 31,
	2019	2018	2017
Numerator:
Basic and diluted net income available to common unitholders	$42,954	$98,448	$67,962
Denominator:
Basic weighted average common units outstanding	155,094,997	156,014,292	154,276,773
Effect of dilutive instruments(1)	1,017,605	251,239	394,084
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	156,112,602	156,265,531	154,670,857
Basic earnings per common unit	$0.28	$0.63	$0.44
Diluted earnings per common unit	$0.28	$0.63	$0.44
_____________
1.The operating partnership includes unvested awards as contingently issuable units in the computation of diluted earnings per unit once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per unit calculation.

13. Redeemable Non-Controlling Interest

Redeemable preferred units of the operating partnership

As of December 31, 2019, there were 392,598 series A preferred units of partnership interest in the operating partnership, or series A preferred units, which are not owned by the Company. On April 16, 2018, 14,468 series A preferred units of partnership interest were redeemed for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends to, but not including, the date of redemption.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Series A Redeemable Preferred Units	Consolidated Entities
Balance at December 31, 2018	$9,815	$113,141
Contributions	—	14,128
Distributions	—	(15)
Declared dividend	(612)	—
Net income	612	(1,994)
BALANCE AT DECEMBER 31, 2019	$9,815	$125,260

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
14. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive (loss) income (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Equity
Balance at January 1, 2017	$9,496	$—	$9,496
Unrealized gain recognized in OCI	3,011	—	3,011
Reclassification from OCI into income	4,342	—	4,342
Net change in OCI	7,353	—	7,353
Reclassification related to the redemption of common units in the operating partnership	(3,622)	—	(3,622)
Balance at December 31, 2017	13,227	—	13,227
Unrealized gain recognized in OCI	7,331	—	7,331
Reclassification from OCI into income	(3,287)	—	(3,287)
Net change in OCI	4,044	—	4,044
Cumulative adjustment related to adoption for ASU 2017-12	230	—	230
Balance at December 31, 2018	17,501	—	17,501
Unrealized (loss) gain recognized in OCI	(14,438)	1,830	(12,608)
Reclassification from OCI into income	(5,454)	—	(5,454)
Net change in OCI	(19,892)	1,830	(18,062)
Balance at December 31, 2019	$(2,391)	$1,830	$(561)

The table below presents the activity related to Hudson Pacific Properties, LP’s accumulated OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Equity
Balance at January 1, 2017	$5,878	$—	$5,878
Unrealized gain recognized in OCI	3,029	—	3,029
Reclassification from OCI into income	4,369	—	4,369
Net change in OCI	7,398	—	7,398
Balance at December 31, 2017	13,276	—	13,276
Unrealized gain recognized in OCI	7,358	—	7,358
Reclassification from OCI into income	(3,300)	—	(3,300)
Net change in OCI	4,058	—	4,058
Cumulative adjustment related to adoption for ASU 2017-12	231	—	231
Balance at December 31, 2018	17,565	—	17,565
Unrealized (loss) gain recognized in OCI	(14,533)	1,845	(12,688)
Reclassification from OCI into income	(5,490)	—	(5,490)
Net change in OCI	(20,023)	1,845	(18,178)
Balance at December 31, 2019	$(2,458)	$1,845	$(613)

Non-controlling Interests

Common units in the operating partnership

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

Current year activity

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units as of:

	December 31, 2019	December 31, 2018	December 31, 2017
Company-owned common units in the operating partnership	154,691,052	154,371,538	155,602,508
Company’s ownership interest percentage	99.4%	99.6%	99.6%
Non-controlling common units in the operating partnership(1)	911,858	569,045	569,045
Non-controlling ownership interest percentage	0.6%	0.4%	0.4%
_____________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of December 31, 2019, this amount represents both common units and performance units of 550,969 and 360,889, respectively. As of December 31, 2018 and 2017, this amount represents common units of 569,045.

During the year ended December 31, 2019, 360,889 performance units were granted and vested related to the completion of the 2016 OPP performance period and the 2018 employee grants.

The following table summarizes the common unit redemptions in 2019:

Redemption Date	Common Units
January 17, 2019	18,076

No common unit redemptions were completed in 2018.

For each of the redemptions above, the common unitholders requested the operating partnership repurchase common units and the Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the redemption. The Company funded the redemptions using the proceeds from registered underwritten public offering of common stock.

Common Stock Activity

The Company has not completed any common stock offerings in 2018 and 2019.
The Company’s ATM program permits sales of up to $125.0 million of common stock. A cumulative total of $20.1 million has been sold as of December 31, 2019. No shares of common stock have been sold under the ATM program during the years ended December 31, 2019 and 2018.

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

Dividends

The Board declared dividends on a quarterly basis and the Company paid the dividends during the quarters in which the dividends were declared. The following table summarizes dividends declared and paid for the periods presented:

	For the Year Ended December 31,
	2019	2018	2017
Common stock(1)	$1.00	$1.00	$1.00
Common units (1)	$1.00	$1.00	$1.00
Series A preferred units (1)	$1.5625	$1.5625	$1.5625
_________________
1.The fourth quarter 2019 dividends were paid on December 30, 2019 to shareholders and unitholders of record on December 20, 2019.

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

The Company’s dividends related to its common stock will be classified for U.S. federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions Per Share	Total	Non-qualified(1)	Qualified	Return of Capital
3/18/2019	3/28/2019	$0.25000	$0.15752	$0.15752	$—	$0.09248
6/17/2019	6/27/2019	0.25000	0.15752	0.15752	—	0.09248
9/20/2019	9/30/2019	0.25000	0.15752	0.15752	—	0.09248
12/20/2019	12/30/2019	0.25000	0.15752	0.15752	—	0.09248
	TOTALS	$1.00000	$0.63008	$0.63008	$—	$0.36992
		100.00%	63.01%			36.99%
_____________
1.On December 22, 2017, the Tax Cuts and Jobs Act enacted Section 199A, which generally allows a deduction for non-corporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). Ordinary dividends eligible for the Section 199A benefit are a subset of, and included in, the taxable ordinary dividend amount. All of the non-qualified dividends listed above are eligible for the Section 199A benefit.

15. Segment Reporting

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below presents the operating activity of our reportable segments:

	Year Ended December 31,
	2019	2018	2017
Office segment
Total office revenues	$733,735	$652,517	$667,110
Office expenses	(256,209)	(226,820)	(218,873)
Office segment profit	477,526	425,697	448,237
Studio segment
Total studio revenues	84,447	75,901	61,029
Studio expenses	(45,313)	(40,890)	(34,634)
Studio segment profit	39,134	35,011	26,395
TOTAL SEGMENT PROFIT	$516,660	$460,708	$474,632

Total revenues	$818,182	$728,418	$728,139
Total segment expenses	(301,522)	(267,710)	(253,507)
TOTAL SEGMENT PROFIT	$516,660	$460,708	$474,632

The table below is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Year Ended December 31,
	2019	2018	2017
Total profit from all segments	$516,660	$460,708	$474,632
General and administrative	(71,947)	(61,027)	(54,459)
Depreciation and amortization	(282,088)	(251,003)	(283,570)
Loss from unconsolidated real estate entity	(747)	—	—
Fee income	1,459	—	—
Interest expense	(105,845)	(83,167)	(90,037)
Interest income	4,044	1,718	97
Transaction-related expenses	(667)	(535)	(598)
Unrealized gain on non-real estate investments	—	928	—
Unrealized loss on ineffective portion of derivative instruments	—	—	(70)
Gains on sale of real estate	47,100	43,337	45,574
Impairment loss	(52,201)	—	—
Other income	78	822	2,992
Net income	$55,846	$111,781	$94,561

16. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2016, that provide for various severance and change in control benefits and other terms and conditions of employment.

Ferry Building Acquisition from Certain Affiliates of Blackstone

On October 9, 2018, the Company entered into a joint venture with Allianz to purchase the Ferry Building from certain affiliates of Blackstone for $291.0 million before credits, prorations and closing costs. At the time of the transaction, Michael Nash, a senior managing director of an affiliate of Blackstone, was a director on our Board. Mr. Nash resigned from our Board on March 14, 2019.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Disposal of Pinnacle I and Pinnacle II to certain affiliates of Blackstone

On November 16, 2017, the consolidated joint venture that owned Pinnacle I and Pinnacle II sold the properties to certain affiliates of Blackstone for $350.0 million, before credits, prorations and closing costs, including the assumption of $216.0 million of secured debt. At the time of the transaction, Michael Nash, a senior managing director of an affiliate of Blackstone, was a director on our Board. Mr. Nash resigned from our Board on March 14, 2019.

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

17. Commitments and Contingencies

On October 5, 2018, the Company entered into an agreement to invest in a real estate technology venture capital fund. The Company is committed to funding up to $20.0 million. As of December 31, 2019, the Company has contributed $2.8 million to this fund with $17.2 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2019, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of December 31, 2019, the Company has outstanding letters of credit totaling approximately $3.4 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
18. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Year Ended December 31,
	2019	2018	2017
Cash paid for interest, net of capitalized interest	$99,961	$78,495	$77,234
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(8,759)	$(13,431)	$(19,587)
Reclassification of investment in unconsolidated entities for real estate investments	$—	$—	$7,835
Assumption of debt in connection with property acquisitions	$—	$139,003	$—
Redeemable non-controlling interest in consolidated real estate entities	$—	$12,749	$—
Relief of debt in conjunction with sale of real estate	$—	$—	$(216,000)
Proceeds from sale of real estate	$—	$—	$216,000

Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Year Ended December 31,
	2019	2018	2017
Cash paid for interest, net of capitalized interest	$99,961	$78,495	$77,234
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(8,759)	$(13,431)	$(19,587)
Reclassification of investment in unconsolidated entities for real estate investments	$—	$—	$7,835
Assumption of debt in connection with property acquisitions	$—	$139,003	$—
Redeemable non-controlling interest in consolidated real estate entities	$—	$12,749	$—
Relief of debt in conjunction with sale of real estate	$—	$—	$(216,000)
Proceeds from sale of real estate	$—	$—	$216,000

19. Quarterly Financial Information (unaudited)

The tables below present selected quarterly information for 2019 and 2018 for Hudson Pacific Properties, Inc.:

	For the Three Months Ended(1)
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenues	$216,850	$208,218	$196,656	$197,389
Total operating expenses	$(172,798)	$(165,851)	$(158,385)	$(158,523)
Net income (loss)	$16,963	$62,955	$12,823	$(36,895)
Net income (loss) attributable to the Company’s stockholders	$13,576	$58,755	$9,786	$(39,392)
Net income (loss) attributable to common stockholders per share—basic	$0.09	$0.38	$0.06	$(0.26)
Net income (loss) attributable to common stockholders per share—diluted	$0.09	$0.38	$0.06	$(0.26)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

	For the Three Months Ended(1)
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenues	$198,433	$180,698	$175,169	$174,118
Total operating expenses	$(157,021)	$(144,310)	$(139,388)	$(139,021)
Net income	$19,257	$20,270	$19,691	$52,563
Net income attributable to the Company’s stockholders	$15,944	$17,367	$16,202	$48,577
Net income attributable to common stockholders per share—basic	$0.10	$0.11	$0.10	$0.31
Net income attributable to common stockholders per share—diluted	$0.10	$0.11	$0.10	$0.31
_____________
1.The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding and reclassifications.

The tables below present selected quarterly information for 2019 and 2018 for Hudson Pacific Properties, L.P.:

	For the Three Months Ended(1)
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenues	$216,850	$208,218	$196,656	$197,389
Total operating expenses	$(172,798)	$(165,851)	$(158,385)	$(158,523)
Net income (loss)	$16,963	$62,955	$12,823	$(36,895)
Net income (loss) available to common unitholders	$13,639	$59,029	$9,863	$(39,577)
Net income (loss) attributable to common unitholders per unit—basic	$0.09	$0.38	$0.06	$(0.26)
Net income (loss) attributable to common unitholders per unit—diluted	$0.09	$0.38	$0.06	$(0.26)

	For the Three Months Ended(1)
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenues	$198,433	$180,698	$175,169	$174,118
Total operating expenses	$(157,021)	$(144,310)	$(139,388)	$(139,021)
Net income	$19,257	$20,270	$19,691	$52,563
Net income (loss) available to common unitholders	$16,003	$17,430	$16,261	$48,754
Net income (loss) attributable to common unitholders per unit—basic	$0.10	$0.11	$0.10	$0.31
Net income (loss) attributable to common unitholders per unit—diluted	$0.10	$0.11	$0.10	$0.31
_____________
1.The summation of the quarterly financial data may not equal the annual number reported on the consolidated statements of operations due to rounding and reclassifications.

20. Subsequent Event

Hudson Pacific Properties, Inc. 2020 Performance Unit Plan

The Compensation Committee approved performance unit grants to certain executives of the Company under the 2010 Plan effective on January 1, 2020. The grant consists of two portions. A portion of each performance unit award, the Relative TSR Performance Unit, is eligible to vest based on the achievement of the Company’s total shareholder return compared to the total shareholder return of the SNL U.S. REIT Office Index over a three-year performance period beginning January 1, 2020 and ending December 31, 2022, with the vesting percentage subject to certain percentage targets. The remaining portion of each Performance Unit award, the Operational Performance Unit, generally is eligible to vest based on the achievement of operational performance metrics over a one-year performance period beginning January 1, 2020 and ending December 31, 2020. The number of Operational Performance Units that become eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of absolute total shareholder return goals over the three-year performance period commencing January 1, 2020 and ending December 31, 2022, by applying the applicable vesting percentages.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Total Costs
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(1)	Year Built / Renovated	Year Acquired
Office
875 Howard, San Francisco Bay Area, CA	$—	$18,058	$41,046	$23,902	$18,058	$64,948	$83,006	$(18,153)	Various	2007
6040 Sunset, Los Angeles, CA	—	6,599	27,187	28,167	6,599	55,354	61,953	(23,962)	2008	2008
ICON, Los Angeles, CA	—	—	—	151,402	—	151,402	151,402	(16,149)	2017	2008
CUE, Los Angeles, CA	—	—	—	45,603	—	45,603	45,603	(3,111)	2017	2008
EPIC, Los Angeles, CA	—	10,606	—	186,054	10,606	186,054	196,660	(1,516)	2019	2008
Del Amo, Los Angeles, CA	—	—	18,000	2,868	—	20,868	20,868	(6,289)	1986	2010
1455 Market, San Francisco Bay Area, CA	—	41,226	34,990	100,415	41,226	135,405	176,631	(42,853)	1976	2010
Rincon Center, San Francisco Bay Area, CA	—	58,251	110,656	42,636	58,251	153,292	211,543	(35,797)	1940/1989	2010
10950 Washington, Los Angeles, CA	26,312	17,979	25,110	920	17,979	26,030	44,009	(6,007)	1957/1974	2010
604 Arizona, Los Angeles, CA	—	5,620	14,745	4,453	5,620	19,198	24,818	(4,113)	1950/2005	2011
275 Brannan, San Francisco Bay Area, CA	—	4,187	8,063	15,285	4,187	23,348	27,535	(9,214)	1905	2011
625 Second, San Francisco Bay Area, CA	—	10,744	42,650	6,668	10,744	49,318	60,062	(11,379)	1906/1999	2011
6922 Hollywood, Los Angeles, CA	—	16,608	72,392	20,335	16,608	92,727	109,335	(18,765)	1967	2011
10900 Washington, Los Angeles, CA	—	1,400	1,200	141	1,400	1,341	2,741	(312)	1973	2012
901 Market, San Francisco Bay Area, CA	—	17,882	79,305	15,318	17,882	94,623	112,505	(20,736)	1912/1985	2012
Element LA, Los Angeles, CA	168,000	79,769	19,755	95,891	79,769	115,646	195,415	(17,704)	1949	2012, 2013
3401 Exposition, Los Angeles, CA	—	14,120	11,319	12,072	14,120	23,391	37,511	(4,756)	1961	2013
505 First, Greater Seattle, WA	—	22,917	133,034	5,065	22,917	138,099	161,016	(26,618)	Various	2013
83 King, Greater Seattle, WA	—	12,982	51,403	10,487	12,982	61,890	74,872	(11,431)	Various	2013
Met Park North, Greater Seattle, WA	64,500	28,996	71,768	1,203	28,996	72,971	101,967	(14,721)	2000	2013
Northview Center, Greater Seattle, WA	—	4,803	41,191	2,878	4,803	44,069	48,872	(8,945)	1991	2013
411 First, Greater Seattle, WA	—	27,684	29,824	18,821	27,684	48,645	76,329	(9,600)	Various	2014
450 Alaskan, Greater Seattle, WA	—	—	—	86,457	—	86,457	86,457	(5,556)	Various	2014
95 Jackson, Greater Seattle, WA	—	—	—	16,869	—	16,869	16,869	(1,816)	Various	2014
Palo Alto Square, San Francisco Bay Area, CA	—	—	326,033	36,283	—	362,316	362,316	(59,597)	1971	2015
3400 Hillview, San Francisco Bay Area, CA	—	—	159,641	2,514	—	162,155	162,155	(34,698)	1991	2015
Foothill Research Center, San Francisco Bay Area, CA	—	—	133,994	4,955	—	138,949	138,949	(28,265)	1991	2015
Page Mill Center, San Francisco Bay Area, CA	—	—	147,625	6,748	—	154,373	154,373	(30,807)	1970/2016	2015
Clocktower Square, San Francisco Bay Area, CA	—	—	93,949	6,275	—	100,224	100,224	(12,184)	1983	2015
3176 Porter, San Francisco Bay Area, CA	—	—	34,561	864	—	35,425	35,425	(6,718)	1991	2015
Towers at Shore Center, San Francisco Bay Area, CA	—	72,673	144,188	21,053	72,673	165,241	237,914	(23,781)	2001	2015
Skyway Landing, San Francisco Bay Area, CA	—	37,959	63,559	4,211	37,959	67,770	105,729	(10,332)	2001	2015
Shorebreeze, San Francisco Bay Area, CA	—	69,448	59,806	16,274	69,448	76,080	145,528	(12,350)	1985/1989	2015

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Total Costs
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(1)	Year Built / Renovated	Year Acquired
555 Twin Dolphin, San Francisco Bay Area, CA	—	40,614	73,457	11,025	40,614	84,482	125,096	(11,416)	1989	2015
333 Twin Dolphin, San Francisco Bay Area, CA	—	36,441	64,892	19,820	36,441	84,712	121,153	(12,727)	1985	2015
Metro Center, San Francisco Bay Area, CA	—	—	313,683	57,635	—	371,318	371,318	(58,166)	Various	2015
Concourse, San Francisco Bay Area, CA	—	45,085	224,271	35,084	45,085	259,355	304,440	(39,772)	Various	2015
Gateway, San Francisco Bay Area, CA	—	33,117	121,217	44,513	33,117	165,730	198,847	(29,242)	Various	2015
Metro Plaza, San Francisco Bay Area, CA	—	16,038	106,156	25,650	16,038	131,806	147,844	(19,687)	1986	2015
1740 Technology, San Francisco Bay Area, CA	—	8,052	49,486	3,302	8,052	52,788	60,840	(7,768)	1985	2015
Skyport Plaza, San Francisco Bay Area, CA	—	29,033	153,844	2,575	29,033	156,419	185,452	(19,040)	2000/2001	2015
Techmart, San Francisco Bay Area, CA	—	—	66,660	19,320	—	85,980	85,980	(15,848)	1986	2015
Fourth & Traction, Los Angeles, CA	—	12,140	37,110	62,495	12,140	99,605	111,745	(6,126)	Various	2015
Maxwell, Los Angeles, CA	—	13,040	26,960	57,449	13,040	84,409	97,449	(3,051)	Various	2015
11601 Wilshire, Los Angeles, CA	—	28,978	321,273	49,655	28,978	370,928	399,906	(37,408)	1983	2016, 2017
Hill7, Greater Seattle, WA	101,000	36,888	137,079	19,352	36,888	156,431	193,319	(16,605)	2015	2016
Page Mill Hill, San Francisco Bay Area, CA	—	—	131,402	7,641	—	139,043	139,043	(14,754)	1975	2016
Harlow, Los Angeles, CA(2)	—	7,455	—	41,285	7,455	41,285	48,740	—	N/A	2017
One Westside, Los Angeles, CA(3)(4)	5,646	110,438	35,011	44,339	110,438	79,350	189,788	—	1985	2018
10850 Pico, Los Angeles, CA(3)(4)	—	34,682	16,313	(2,326)	34,682	13,987	48,669	(715)	1985	2018
Ferry Building, San Francisco Bay Area, CA(5)	—	—	268,292	15,505	—	283,797	283,797	(11,374)	1898/2003	2018
Studio
Sunset Gower Studios, Los Angeles, CA(6)	5,001	79,320	64,697	41,549	79,320	106,246	185,566	(30,007)	Various	2007, 2011, 2012
Sunset Bronson Studios, Los Angeles, CA(6)	—	67,092	32,374	33,455	67,092	65,829	132,921	(16,900)	Various	2008
Sunset Las Palmas Studios, Los Angeles, CA	—	134,488	104,392	27,743	134,488	132,135	266,623	(9,438)	Various	2017, 2018
TOTAL	$370,459	$1,313,412	$4,345,563	$1,610,153	$1,313,412	$5,955,716	$7,269,128	$(898,279)

_____________
1.The Company computes depreciation using the straight-line method over the estimated useful lives over the shorter of the ground lease term or 39 years for building and improvements, 15 years for land improvements and over the shorter of asset life or life of the lease for tenant improvements.
2.This asset is currently under development.
3.This property is encumbered by a construction loan with additional capacity of up to $414.6 million. See description of secured debt in Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements-Debt.”
4.These properties have $135.0 million debt secured by U.S. Government securities. See description of the in-substance defeased debt in Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements-Debt.”
5.This property has $66.1 million due to our joint venture partner. See description of joint venture partner debt in Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements-Debt.”
6.The encumbrance amount relates to both Sunset Gower Studios and Sunset Bronson Studios. See description of secured debt in Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements-Debt.”

The aggregate gross cost of property included above for federal income tax purposes approximated $7.0 billion, unaudited as of December 31, 2019.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2017 to December 31, 2019:

	Year Ended December 31,
	2019	2018	2017
Total investment in real estate, beginning of year	$7,059,537	$6,644,249	$6,507,484
Additions during period:
Acquisitions	—	505,257	255,848
Improvements, capitalized costs	395,390	364,721	330,809
Total additions during period	395,390	869,978	586,657
Deductions during period
Disposal (fully depreciated assets and early terminations)	(27,957)	(27,821)	(41,337)
Impairment loss	(52,201)	—	—
Cost of property sold	(105,641)	(426,869)	(408,555)
Total deductions during period	(185,799)	(454,690)	(449,892)

Ending balance, before reclassification to assets associated with real estate held for sale	7,269,128	7,059,537	6,644,249
Reclassification to assets associated with real estate held for sale	—	—	(424,888)
Total investment in real estate, end of year	$7,269,128	$7,059,537	$6,219,361

Total accumulated depreciation, beginning of year	$(695,631)	$(549,411)	$(423,950)
Additions during period:
Depreciation of real estate	(235,097)	(203,347)	(206,838)
Total additions during period	(235,097)	(203,347)	(206,838)
Deductions during period:
Deletions	26,533	27,410	37,925
Write-offs due to sale	5,916	29,717	43,452
Total deductions during period	32,449	57,127	81,377

Ending balance, before reclassification to assets associated with real estate held for sale	(898,279)	(695,631)	(549,411)
Reclassification to assets associated with real estate held for sale	—	—	28,041
Total accumulated depreciation, end of year	$(898,279)	$(695,631)	$(521,370)