Form 10-Q
period 2020-03-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2020-05-08
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at May 1, 2020 was 153,295,905.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2020, Hudson Pacific Properties, Inc. owned approximately 99.0% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.0% interest was owned by certain of our executive officers, directors and outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Investment in real estate, at cost	$7,347,063	$7,269,128
Accumulated depreciation and amortization	(939,857)	(898,279)
Investment in real estate, net	6,407,206	6,370,849
Cash and cash equivalents	392,136	46,224
Restricted cash	11,982	12,034
Accounts receivable, net	12,940	13,007
Straight-line rent receivables, net	209,037	195,328
Deferred leasing costs and lease intangible assets, net	275,610	285,448
U.S. Government securities	139,475	140,749
Operating lease right-of-use asset	268,384	269,029
Prepaid expenses and other assets, net	68,101	68,974
Investment in unconsolidated real estate entity	60,071	64,926
TOTAL ASSETS	$7,844,942	$7,466,568

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,234,093	$2,817,910
In-substance defeased debt	134,205	135,030
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	269,282	212,673
Operating lease liability	272,421	272,701
Lease intangible liabilities, net	28,744	31,493
Security deposits and prepaid rent	73,409	86,188
Total liabilities	4,078,290	3,622,131

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	127,083	125,260

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 authorized, 153,295,905 shares and 154,691,052 shares outstanding at March 31, 2020 and December 31, 2019, respectively	1,533	1,546
Additional paid-in capital	3,349,706	3,415,808
Accumulated other comprehensive loss	(17,804)	(561)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,333,435	3,416,793
Non-controlling interest—members in consolidated entities	270,236	269,487
Non-controlling interest—units in the operating partnership	26,083	23,082
Total equity	3,629,754	3,709,362
TOTAL LIABILITIES AND EQUITY	$7,844,942	$7,466,568

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2020	2019
REVENUES
Office
Rental	$181,113	$170,197
Service and other revenues	5,314	5,661
Total office revenues	186,427	175,858
Studio
Rental	12,915	12,394
Service and other revenues	6,885	9,137
Total studio revenues	19,800	21,531
Total revenues	206,227	197,389
OPERATING EXPENSES
Office operating expenses	63,860	60,815
Studio operating expenses	10,650	11,109
General and administrative	18,618	18,094
Depreciation and amortization	73,763	68,505
Total operating expenses	166,891	158,523
OTHER (EXPENSE) INCOME
Loss from unconsolidated real estate entity	(236)	—
Fee income	610	—
Interest expense	(26,417)	(24,350)
Interest income	1,025	1,024
Transaction-related expenses	(102)	(128)
Unrealized loss on non-real estate investment	(581)	—
Impairment loss	—	(52,201)
Other income (expense)	314	(106)
Total other (expense) income	(25,387)	(75,761)
Net income (loss)	13,949	(36,895)
Net income attributable to preferred units	(153)	(153)
Net income attributable to participating securities	(29)	(308)
Net income attributable to non-controlling interest in consolidated real estate entities	(3,517)	(2,821)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	633	600
Net (income) loss attributable to non-controlling interest in the operating partnership	(106)	185
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,777	$(39,392)

BASIC AND DILUTED PER SHARE AMOUNTS
Net income (loss) attributable to common stockholders—basic	$0.07	$(0.26)
Net income (loss) attributable to common stockholders—diluted	$0.07	$(0.26)
Weighted average shares of common stock outstanding—basic	154,432,602	154,396,159
Weighted average shares of common stock outstanding—diluted	158,109,912	154,396,159

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$13,949	$(36,895)
Currency translation adjustments	(4,999)	—
Net unrealized losses on derivative instruments:
Unrealized losses	(12,278)	(5,954)
Reclassification adjustment for realized losses	(137)	(1,910)
Total net unrealized losses on derivative instruments:	(12,415)	(7,864)
Total other comprehensive loss	(17,414)	(7,864)
Comprehensive loss	(3,465)	(44,759)
Comprehensive income attributable to preferred units	(153)	(153)
Comprehensive income attributable to participating securities	(29)	(308)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(3,517)	(2,821)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	633	600
Comprehensive loss attributable to non-controlling interest in the operating partnership	65	222
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,466)	$(47,219)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Entities	Total Equity
Balance at December 31, 2018	154,371,538	$1,543	$3,524,502	$—	$17,501	$18,338	$268,246	$3,830,130
Cumulative adjustment related to adoption of ASC 842	—	—	—	(2,105)	—	—	—	(2,105)
Distributions	—	—	—	—	—	—	(4,028)	(4,028)
Issuance of unrestricted stock	128,923	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding	(126,880)	(1)	(3,667)	—	—	—	—	(3,668)
Declared dividend	—	—	(39,241)	—	—	(1,186)	—	(40,427)
Amortization of stock-based compensation	—	—	3,714	—	—	1,465	—	5,179
Net (loss) income	—	—	—	(39,084)	—	(185)	2,821	(36,448)
Other comprehensive loss	—	—	—	—	(7,827)	(37)	—	(7,864)
Redemption of operating partnership units	—	—	—	—	—	(525)	—	(525)
Balance at March 31, 2019	154,373,581	$1,543	$3,485,307	$(41,189)	$9,674	$17,870	$267,039	$3,740,244

Balance at December 31, 2019	154,691,052	$1,546	$3,415,808	$—	$(561)	$23,082	$269,487	$3,709,362
Distributions	—	—	—	—	—		(2,768)	(2,768)
Issuance of unrestricted stock	155,577	2	(2)	—	—	—	—	—
Repurchase of common stock	(1,414,007)	(14)	(35,337)	—	—	—	—	(35,351)
Shares withheld to satisfy tax withholding	(136,717)	(1)	(5,500)	—	—	—	—	(5,501)
Declared dividend	—	—	(27,627)	(10,806)	—	(450)	—	(38,883)
Amortization of stock-based compensation	—	—	2,364	—	—	3,516	—	5,880
Net income	—	—	—	10,806	—	106	3,517	14,429
Other comprehensive loss	—	—	—	—	(17,243)	(171)	—	(17,414)
Balance at March 31, 2020	153,295,905	$1,533	$3,349,706	$—	$(17,804)	$26,083	$270,236	$3,629,754

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,949	$(36,895)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,763	68,505
Non-cash portion of interest expense	1,245	1,591
Amortization of stock-based compensation	4,895	5,150
Loss from unconsolidated real estate entity	236	—
Unrealized loss on non-real estate investment	581	—
Straight-line rents	(13,709)	(16,635)
Straight-line rent expenses	365	366
Amortization of above- and below-market leases, net	(2,544)	(4,179)
Amortization of above- and below-market ground leases, net	588	615
Amortization of lease incentive costs	472	326
Impairment loss	—	52,201
Change in operating assets and liabilities:
Accounts receivable	67	(4,263)
Deferred leasing costs and lease intangibles	(4,139)	(13,675)
Prepaid expenses and other assets	(1,054)	2,771
Accounts payable, accrued liabilities and other	28,162	33,004
Security deposits and prepaid rent	(12,779)	564
Net cash provided by operating activities	90,098	89,446
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(79,058)	(94,615)
Maturities of U.S. Government securities	1,284	1,932
Distributions from unconsolidated entities	24	—
Contributions to unconsolidated entities	(351)	—
Deposits for property acquisitions	—	(35,584)
Net cash used in investing activities	(78,101)	(128,267)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	415,040	430,001
Payments of unsecured and secured debt	(148)	(335,145)
Payments of in-substance defeased debt	(825)	(806)
Repurchase of common stock	(35,351)	—
Redemption of operating partnership units	—	(525)
Dividends paid to common stock and unitholders	(38,883)	(40,427)
Dividends paid to preferred unitholders	(153)	(153)
Contribution of redeemable non-controlling member in consolidated real estate entities	2,456	2,075
Distribution to non-controlling member in consolidated real estate entities	(2,768)	(4,028)
Payments to satisfy tax withholding	(5,501)	(3,668)
Payment of loan costs, net loan premium paid	(4)	(10,623)
Net cash provided by financing activities	333,863	36,701
Net increase (decrease) in cash and cash equivalents and restricted cash	345,860	(2,120)
Cash and cash equivalents and restricted cash—beginning of period	58,258	68,191
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$404,118	$66,071

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Investment in real estate, at cost	$7,347,063	$7,269,128
Accumulated depreciation and amortization	(939,857)	(898,279)
Investment in real estate, net	6,407,206	6,370,849
Cash and cash equivalents	392,136	46,224
Restricted cash	11,982	12,034
Accounts receivable, net	12,940	13,007
Straight-line rent receivables, net	209,037	195,328
Deferred leasing costs and lease intangible assets, net	275,610	285,448
U.S. Government securities	139,475	140,749
Operating lease right-of-use asset	268,384	269,029
Prepaid expenses and other assets, net	68,101	68,974
Investment in unconsolidated real estate entity	60,071	64,926
TOTAL ASSETS	$7,844,942	$7,466,568

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,234,093	$2,817,910
In-substance defeased debt	134,205	135,030
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	269,282	212,673
Operating lease liability	272,421	272,701
Lease intangible liabilities, net	28,744	31,493
Security deposits and prepaid rent	73,409	86,188
Total liabilities	4,078,290	3,622,131

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	127,083	125,260

Capital
Hudson Pacific Properties, L.P. partners’ capital
Common units, 154,207,763 and 155,602,910 outstanding at March 31, 2020 and December 31, 2019, respectively.	3,377,545	3,440,488
Accumulated other comprehensive loss	(18,027)	(613)
Total Hudson Pacific Properties, L.P. partners’ capital	3,359,518	3,439,875
Non-controlling interest—members in consolidated entities	270,236	269,487
Total capital	3,629,754	3,709,362
TOTAL LIABILITIES AND CAPITAL	$7,844,942	$7,466,568

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended March 31,
	2020	2019
REVENUES
Office
Rental	$181,113	$170,197
Service and other revenues	5,314	5,661
Total office revenues	186,427	175,858
Studio
Rental	12,915	12,394
Service and other revenues	6,885	9,137
Total studio revenues	19,800	21,531
Total revenues	206,227	197,389
OPERATING EXPENSES
Office operating expenses	63,860	60,815
Studio operating expenses	10,650	11,109
General and administrative	18,618	18,094
Depreciation and amortization	73,763	68,505
Total operating expenses	166,891	158,523
OTHER (EXPENSE) INCOME
Loss from unconsolidated real estate entity	(236)	—
Fee income	610	—
Interest expense	(26,417)	(24,350)
Interest income	1,025	1,024
Transaction-related expenses	(102)	(128)
Unrealized loss on non-real estate investment	(581)	—
Impairment loss	—	(52,201)
Other income (expense)	314	(106)
Total other (expense) income	(25,387)	(75,761)
Net income (loss)	13,949	(36,895)
Net income attributable to non-controlling interest in consolidated real estate entities	(3,517)	(2,821)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	633	600
Net income (loss) attributable to Hudson Pacific Properties, L.P.	11,065	(39,116)
Net income attributable to preferred units	(153)	(153)
Net income attributable to participating securities	(72)	(308)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$10,840	$(39,577)

BASIC AND DILUTED PER UNIT AMOUNTS
Net income (loss) attributable to common unitholders—basic	$0.07	$(0.26)
Net income (loss) attributable to common unitholders—diluted	$0.07	$(0.26)
Weighted average shares of common units outstanding—basic	155,344,460	155,120,144
Weighted average shares of common units outstanding—diluted	157,501,233	155,120,144

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$13,949	$(36,895)
Currency translation adjustments	(4,999)	—
Net unrealized losses on derivative instruments:
Unrealized losses	(12,278)	(5,954)
Reclassification adjustment for realized losses	(137)	(1,910)
Total net unrealized losses on derivative instruments:	(12,415)	(7,864)
Total other comprehensive loss	(17,414)	(7,864)
Comprehensive loss	(3,465)	(44,759)
Comprehensive income attributable to preferred units	(153)	(153)
Comprehensive income attributable to participating securities	(72)	(308)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(3,517)	(2,821)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	633	600
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(6,574)	$(47,441)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at December 31, 2018	154,940,583	$3,544,319	$17,565	$3,561,884	$268,246	$3,830,130
Cumulative adjustment related to adoption of ASC 842	—	(2,105)	—	(2,105)	—	(2,105)
Distributions	—	—	—	—	(4,028)	(4,028)
Issuance of unrestricted units	298,727	—	—	—	—	—
Units withheld to satisfy tax withholding	(126,880)	(3,668)	—	(3,668)	—	(3,668)
Declared distributions	—	(40,427)	—	(40,427)	—	(40,427)
Amortization of unit-based compensation	—	5,179	—	5,179	—	5,179
Net (loss) income	—	(39,269)	—	(39,269)	2,821	(36,448)
Other comprehensive loss	—	—	(7,864)	(7,864)	—	(7,864)
Redemption of common units in the operating partnership	(18,076)	(525)	—	(525)	—	(525)
Balance at March 31, 2019	155,094,354	$3,463,504	$9,701	$3,473,205	$267,039	$3,740,244

Balance at December 31, 2019	155,602,910	$3,440,488	$(613)	$3,439,875	$269,487	$3,709,362
Distributions	—	—	—	—	(2,768)	(2,768)
Issuance of unrestricted units	155,577	—	—	—	—	—
Repurchase of common units	(1,414,007)	(35,351)	—	(35,351)	—	(35,351)
Units withheld to satisfy tax withholding	(136,717)	(5,501)	—	(5,501)	—	(5,501)
Declared distributions	—	(38,883)	—	(38,883)	—	(38,883)
Amortization of unit-based compensation	—	5,880	—	5,880	—	5,880
Net income	—	10,912	—	10,912	3,517	14,429
Other comprehensive loss	—	—	(17,414)	(17,414)	—	(17,414)
Balance at March 31, 2020	154,207,763	$3,377,545	$(18,027)	$3,359,518	$270,236	$3,629,754

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,949	$(36,895)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,763	68,505
Non-cash portion of interest expense	1,245	1,591
Amortization of unit-based compensation	4,895	5,150
Loss from unconsolidated real estate entity	236	—
Unrealized loss on non-real estate investment	581	—
Straight-line rents	(13,709)	(16,635)
Straight-line rent expenses	365	366
Amortization of above- and below-market leases, net	(2,544)	(4,179)
Amortization of above- and below-market ground leases, net	588	615
Amortization of lease incentive costs	472	326
Impairment loss	—	52,201
Change in operating assets and liabilities:
Accounts receivable	67	(4,263)
Deferred leasing costs and lease intangibles	(4,139)	(13,675)
Prepaid expenses and other assets	(1,054)	2,771
Accounts payable and accrued liabilities and other	28,162	33,004
Security deposits and prepaid rent	(12,779)	564
Net cash provided by operating activities	90,098	89,446
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(79,058)	(94,615)
Maturities of U.S. Government securities	1,284	1,932
Distributions from unconsolidated entities	24	—
Contributions to unconsolidated entities	(351)	—
Deposits for property acquisitions	—	(35,584)
Net cash used in investing activities	(78,101)	(128,267)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	415,040	430,001
Payments of unsecured and secured debt	(148)	(335,145)
Payments of in-substance defeased debt	(825)	(806)
Repurchase of common units	(35,351)	—
Redemption of common units in the operating partnership	—	(525)
Distributions paid to common stock and unitholders	(38,883)	(40,427)
Distributions paid to preferred unitholders	(153)	(153)
Contribution of redeemable non-controlling member in consolidated real estate entities	2,456	2,075
Distribution to non-controlling member in consolidated real estate entities	(2,768)	(4,028)
Payments to satisfy tax withholding	(5,501)	(3,668)
Payment of loan costs, net loan premium paid	(4)	(10,623)
Net cash provided by financing activities	333,863	36,701
Net increase (decrease) in cash and cash equivalents and restricted cash	345,860	(2,120)
Cash and cash equivalents and restricted cash—beginning of period	58,258	68,191
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$404,118	$66,071

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

The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest and Western Canada. The following table summarizes the Company’s portfolio as of March 31, 2020:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	51	13,374,382
Studios	3	1,224,403
Land	6	2,231,376
Total consolidated portfolio	60	16,830,161
Unconsolidated portfolio(1)
Office	1	1,477,142
Land	1	450,000
Total unconsolidated portfolio	2	1,927,142
TOTAL(2)	62	18,757,303
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

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the 2019 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and the notes thereto.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Principles of Consolidation

The unaudited interim consolidated financial statements of the Company include the accounts of the Company, the operating partnership and all wholly-owned and controlled subsidiaries. The consolidated financial statements of the operating partnership include the accounts of the operating partnership and all wholly-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Under the consolidation guidance, the Company first evaluates an entity using the variable interest model, then the voting model. The Company ultimately consolidates all entities that the Company controls through either majority ownership or voting rights, including all variable interest entities (“VIEs”) of which the Company is considered the primary beneficiary. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. In addition, the Company continually evaluates each legal entity that is not wholly-owned for reconsideration based on changing circumstances.

VIEs are defined as entities in which equity investors do not have:

•the characteristics of a controlling financial interest;

•sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and/or

•the entity is structured with non-substantive voting rights.

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of March 31, 2020, the Company has determined its operating partnership and five joint ventures met the definition of a VIE. Four of the joint ventures are consolidated and one of the joint ventures is unconsolidated.

Consolidated Joint Ventures

As of March 31, 2020, the operating partnership has determined that four of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	One Westside and 10850 Pico	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%

As of March 31, 2020 and December 31, 2019, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE.

Unconsolidated Joint Ventures

As of March 31, 2020, the Company has determined it is not the primary beneficiary of one joint venture. Due to its significant influence over the unconsolidated entity, the Company accounts for the entity using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.7%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which we do not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term, as of March 31, 2020, was 32 years.

Lessor Accounting

The presentation of revenues on the Consolidated Statement of Operations reflects a single lease component that combines rental, tenant recoveries, and other tenant-related revenues for the office portfolio, with the election of the lessor practical expedient. For the Company’s rentals at the studio properties, total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components is governed by ASC 842, while revenue related to non-lease components is subject to ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

Ancillary revenues and other revenues have been accounted for under ASC 606. These revenues have single performance obligations and are recognized at the point in time when services are rendered.

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606:

	Three Months Ended March 31,
	2020	2019
Ancillary revenues	$5,799	$8,116
Other revenues	$5,955	$6,407
Studio-related tenant recoveries	$445	$275

The following table summarizes the Company’s receivables that are accounted for under ASC 606:

	March 31, 2020	December 31, 2019
Ancillary revenues	$1,128	$1,652
Other revenues	$1,970	$2,417
Studio-related tenant recoveries	$8	$26

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changed the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses. ASC 326 applies to the Company’s receivables related to service revenues and parking revenue that is not associated with lease agreements. The accounting standard was adopted on January 1, 2020 using modified retrospective transition approach. The adoption did not have a material impact on the Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the quarter ended March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

On April 10, 2020, the FASB issued a Staff Q&A related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed. As a result of this election, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. To date, the impact of lease concessions granted has not had a material effect on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of accounting for lease concessions and the impact of this Q&A.

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	March 31, 2020	December 31, 2019
Land	$1,313,412	$1,313,412
Building and improvements	5,227,848	5,189,342
Tenant improvements	641,568	631,459
Furniture and fixtures	11,133	10,693
Property under development	153,102	124,222
INVESTMENT IN REAL ESTATE, AT COST	$7,347,063	$7,269,128

Acquisitions

The Company had no acquisitions during the three months ended March 31, 2020.

Dispositions

The Company had no dispositions during the three months ended March 31, 2020.

Held for Sale

As of March 31, 2020 and December 31, 2019, the Company had no properties that met the criteria to be classified as held for sale.

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

The Company did not recognize impairment charges during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company recorded $52.2 million of impairment charges related to the Campus Center office property that was held for sale at March 31, 2019 and was subsequently sold. The Company’s estimated fair value was based on the sale price (Level 2 input).

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

The maximum exposure related to this unconsolidated joint venture is limited to our investment and $89.6 million of debt which the Company has guaranteed.

The summarized balance sheets of the Company’s unconsolidated real estate entity represent the combined entities for our Bentall Centre properties as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
ASSETS
Investment in real estate, net	$758,013	$794,321
Other assets	24,299	51,597
TOTAL ASSETS	782,312	845,918

LIABILITIES
Secured debt, net	443,650	480,127
Other liabilities	41,487	42,672
TOTAL LIABILITIES	485,137	522,799

Company’s capital(1)	59,435	64,624
Partner’s capital	237,740	258,495
TOTAL CAPITAL	297,175	323,119

TOTAL LIABILITIES AND CAPITAL	$782,312	$845,918
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in loss from unconsolidated real estate entity on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The summarized statement of operations of the Company’s unconsolidated real estate entity represent the combined entities for our Bentall Centre properties for the three months ended March 31, 2020:

Three Months Ended March 31,
2020
TOTAL REVENUES	$25,795

TOTAL EXPENSES	26,949

NET LOSS	$(1,154)

5. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	March 31, 2020	December 31, 2019
Deferred leasing costs and in-place lease intangibles	$336,376	$359,215
Accumulated amortization	(123,023)	(136,816)
Deferred leasing costs and in-place lease intangibles, net	213,353	222,399
Below-market ground leases	72,916	72,916
Accumulated amortization	(12,034)	(11,436)
Below-market ground leases, net	60,882	61,480
Above-market leases	4,559	8,015
Accumulated amortization	(3,184)	(6,446)
Above-market leases, net	1,375	1,569
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET	$275,610	$285,448

Below-market leases	$78,996	$87,064
Accumulated amortization	(51,117)	(56,447)
Below-market leases, net	27,879	30,617
Above-market ground leases	1,095	1,095
Accumulated amortization	(230)	(219)
Above-market ground leases, net	865	876
LEASE INTANGIBLE LIABILITIES, NET	$28,744	$31,493

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended March 31,
	2020	2019
Deferred leasing costs and in-place lease intangibles(1)	$(10,735)	$(11,882)
Below-market ground leases(2)	$(599)	$(626)
Above-market leases(3)	$(194)	$(310)
Below-market leases(3)	$2,738	$4,489
Above-market ground leases(2)	$11	$11
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to service revenues are discussed in the Company’s 2019 Annual Report on Form 10-K.

Accounts Receivable

As of March 31, 2020, accounts receivable was $12.9 million and there was no allowance for doubtful accounts. As of December 31, 2019, accounts receivable was $13.0 million and there was no allowance for doubtful accounts.

Straight-Line Rent Receivable

As of March 31, 2020, straight-line rent receivable was $213.0 million and there was a $4.0 million allowance for doubtful accounts. As of December 31, 2019, straight-line rent receivable was $195.3 million and there was no allowance for doubtful accounts.

7. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	March 31, 2020	December 31, 2019
Derivative assets	$—	$479
Goodwill	8,754	8,754
Non-real estate investments	7,618	5,545
Deposits for future acquisitions	20,500	22,405
Deferred financing costs	2,927	3,246
Prepaid insurance	107	3,463
Prepaid property tax	1,035	2,070
Other	27,160	23,012
PREPAID EXPENSES AND OTHER ASSETS, NET	$68,101	$68,974

Goodwill

No goodwill impairment indicators have been identified during the three months ended March 31, 2020.

Non-Real Estate Investments

The Company holds investments in an entity that does not report NAV. The Company marks this investment to fair value based on Level 2 inputs, whenever fair value is readily available or observable. Changes in fair value are included in the unrealized loss on non-real estate investment line item on the Consolidated Statements of Operations. To date, the Company has recognized an unrealized gain of $928.0 thousand due to observable changes in fair value. The Company did not recognize any changes to fair value for the three months ended March 31, 2020 and 2019.

The Company also invests in an entity that reports NAV. The investment, which is in a real estate technology venture capital fund, involves a commitment of funding from the Company of up to $20.0 million. The Company uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value for the investment. As of March 31, 2020, the Company has contributed $5.5 million to this fund with $14.5 million remaining to be contributed. Changes in fair value are included in the unrealized loss on non-real estate investment line item on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $581.0 thousand due to the observable changes in fair value for the three months ended March 31, 2020. No gain or loss was recognized due to observable changes in fair value for the three months ended March 31, 2019.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
8. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	March 31, 2020	December 31, 2019	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$490,000	$75,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term loan B(2)(5)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term loan D(2)(6)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A notes	110,000	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes(7)	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes(8)	400,000	400,000	3.25%	1/15/2030
Total unsecured debt	2,890,000	2,475,000

Secured debt
Met Park North(9)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(10)	26,165	26,312	5.32%	3/11/2022
One Westside and 10850 Pico(11)	5,686	5,646	LIBOR + 1.70%	12/18/2023	(4)
Revolving Sunset Bronson Studios/ICON/CUE facility(12)	5,001	5,001	LIBOR + 1.35%	3/1/2024
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Total secured debt	370,352	370,459
Total unsecured and secured debt	3,260,352	2,845,459
Unamortized deferred financing costs and loan discounts/premiums(14)	(26,259)	(27,549)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,234,093	$2,817,910

IN-SUBSTANCE DEFEASED DEBT(15)	$134,205	$135,030	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(16)	$66,136	$66,136	4.50%	10/9/2028

_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2020, which may be different than the interest rates as of December 31, 2019 for corresponding indebtedness.
2.The rate is based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of March 31, 2020, no such election had been made.
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
7.On February 27, 2019, the operating partnership completed an underwritten public offering of $350.0 million of senior notes, which were issued at a discount at 98.663% of par. On June 14, 2019, the operating partnership completed an additional underwritten public offering of $150.0 million of senior notes, which were issued at a premium at 104.544% of par. These notes are treated as a single series of securities with an aggregate principal amount of $500.0 million.
8.On October 3, 2019, the operating partnership completed an underwritten public offering of $400.0 million in senior notes due January 15, 2030. The notes were issued at a discount at 99.268% of par value, with a coupon of 3.25%.
9.Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 9 for details.
10.Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.
11.The Company has the ability to draw up to $414.6 million under the construction loan secured by the One Westside and 10850 Pico properties.

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
16.This amount relates to debt due to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property. The maturity date may be extended twice for an additional two-year term each.

Current Year Activity

During the three months ended March 31, 2020, the outstanding borrowings on the unsecured revolving credit facility increased by $415.0 million, net of draws. The Company increased its borrowings under the unsecured revolving credit facility during such period as precautionary measure to increase its cash position and preserve financial flexibility in light of the challenging business environment related to the COVID-19 pandemic. The Company generally uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of March 31, 2020:

Year	Unsecured and Secured Debt	In-substance Defeased Debt	Joint Venture Partner Debt
Remaining 2020	$64,947	$2,498	$—
2021	632	3,494	—
2022	990,085	128,213	—
2023	165,686	—	—
2024	5,001	—	—
Thereafter	2,034,001	—	66,136
TOTAL	$3,260,352	$134,205	$66,136

Unsecured Debt

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Amended and Restated Credit Agreement provides for (i) the increase of the operating partnership’s unsecured revolving credit facility to $600.0 million and the extension of the term to March 13, 2022 and (ii) term loans in amount and tenor equal to the term loans outstanding under the previous agreements ($300.0 million term loan A maturing April 1, 2020, $350.0 million term loan B maturing April 1, 2022, $75.0 million term loan C maturing November 17, 2020 and $125.0 million term loan D maturing November 17, 2022). The $75.0 million term loan was repaid with proceeds from the Company’s 4.65% registered senior notes on February 27, 2019. The $300.0 million term loan was repaid with proceeds from the Company’s 3.25% registered senior notes on October 3, 2019.

The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	March 31, 2020	December 31, 2019
Outstanding borrowings	$490,000	$75,000
Remaining borrowing capacity	110,000	525,000
TOTAL BORROWING CAPACITY	$600,000	$600,000

Interest rate(1)	LIBOR + 1.05% to 1.50%
Annual facility fee rate(1)	0.15% or 0.30%
Contractual maturity date(2)	3/13/2022
_________________
1.The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of March 31, 2020, no such election had been made.
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

The following table summarizes existing covenants and their covenant levels related to the unsecured revolving credit facility, term loans, and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	36.2%
Unsecured indebtedness to unencumbered asset value	≤ 60%	44.2%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.5x
Secured indebtedness to total asset value	≤ 45%	5.3%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.3x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	43.1%
Total unencumbered assets to unsecured debt	≥ 150%	214.1%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	3.9x
Secured debt to total assets	≤ 40%	5.9%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes and 4.65% Senior Notes based on the financial results as of March 31, 2020.

The operating partnership was in compliance with its financial covenants as of March 31, 2020.

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

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Gross interest expense(1)	$30,287	$27,465
Capitalized interest	(5,115)	(4,706)
Amortization of deferred financing costs and loan discounts/premiums	1,245	1,591
INTEREST EXPENSE	$26,417	$24,350
_________________
1.Includes interest on the Company’s debt and hedging activities and extinguishment costs related to paydowns in the term loans.

9. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had four interest rate swaps with aggregate notional amounts of $539.5 million as of March 31, 2020 and December 31, 2019. These derivatives were designated as effective cash flow hedges for accounting purposes.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of March 31, 2020 and December 31, 2019:

					Interest Rate Range(1)		Fair Value (Liabilities) Assets
Underlying Debt Instrument	Number of Hedges	Notional Amount	Effective Date	Maturity Date	Low	High	March 31, 2020	December 31, 2019
Met Park North	1	$64,500	August 2013	August 2020	3.71%	3.71%	$(350)	$(195)
Term loan B	2	350,000	April 2015	April 2022	2.96%	3.46%	(9,774)	(1,596)
Term loan D	1	125,000	June 2016	November 2022	2.63%	3.13%	(3,391)	479
TOTAL	4	$539,500					$(13,515)	$(1,312)
_____________
1.The rate is based on the fixed rate from the interest rate swap and the spread based on the operating partnership’s leverage ratio.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of March 31, 2020, the Company expects $6.7 million of unrealized loss included in accumulated other comprehensive income will be reclassified as an increase to interest expense in the next 12 months.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
10. U.S. Government Securities

The Company has U.S. Government securities of $139.5 million and $140.7 million as of March 31, 2020 and December 31, 2019, respectively. The One Westside and 10850 Pico properties acquisition in 2018 included the assumption of debt that was, in-substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. As of March 31, 2020, the Company had $7.9 million of gross unrealized gains and no gross unrealized losses.

The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date March 31, 2020:

	Carrying Value	Fair Value
Due in 1 year	$4,945	$5,028
Due in 1 to 5 years	134,530	142,389
TOTAL	$139,475	$147,417

11. Income Taxes

Hudson Pacific Properties, Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2010. Provided it continues to qualify for taxation as a REIT, Hudson Pacific Properties, Inc. is generally not subject to corporate-level income tax on the earnings distributed currently to its stockholders. The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes.

In general, the Company’s property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7 and Ferry Building properties, REITs) for federal income tax purposes. In the case of the Bentall Centre property, the Company owns its interest in the property through a non-U.S entity treated as a TRS for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2020, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2015. The Company has assessed its tax positions for all open years, which include 2015 to 2019, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of March 31, 2020:

Year Ended	Non-Cancellable	Subject to Early Termination Options	Total (1)
Remaining 2020	$438,692	$8,242	$446,934
2021	557,376	27,296	584,672
2022	509,360	39,143	548,503
2023	469,228	41,467	510,695
2024	419,819	20,984	440,803
Thereafter	1,689,436	153,212	1,842,648
TOTAL	$4,083,911	$290,344	$4,374,255
_____________

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of March 31, 2020:

Property	Expiration Date	Notes
3400 Hillview	10/31/2040
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent until October 31, 2017 is the lesser of 10% of Fair Market Value (“FMV”) of the land or $1.0 million grown at 75% of the cumulative increases in consumer price index (“CPI”) from October 1989. Thereafter, minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the minimum annual rent as calculated as of November 1, 2017 plus 75% of subsequent cumulative CPI changes. In no event can rent be less than the specific amount prescribed in the ground lease agreement. Percentage annual rent is gross income multiplied by 24.125%.

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
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of CPI increase. In no event can rent be less than the specific amount prescribed in the ground lease agreement. Percentage annual rent is gross income multiplied by 24.125%.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rental expense for ground leases as follows:

	Three Months Ended March 31,
	2020	2019
Contingent rental expense	$2,157	$2,514
Minimum rental expense	$4,991	$4,603

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of March 31, 2020:

Year	Lease Payments(1)
Remaining 2020	$13,876
2021	18,622
2022	18,663
2023	18,438
2024	18,392
Thereafter	534,353
Total ground lease payments	622,344
Less: interest portion	(349,923)
PRESENT VALUE OF LEASE LIABILITY	$272,421
_________________
1.In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of March 31, 2020.

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

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets(1)	$—	$—	$—	$—	$—	$479	$—	$479
Derivative liabilities(2)	$—	$(13,515)	$—	$(13,515)	$—	$(1,791)	$—	$(1,791)
Non-real estate investments(1)	$—	$7,618	$—	$7,618	$—	$5,545	$—	$5,545
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Other Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value, using Level 1 inputs, because of the short-term nature of these instruments. Fair value for investment in U.S. Government securities are estimated based on Level 1 inputs. Fair values for debt are estimated based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs.

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
U.S. Government securities	$139,475	$147,417	$140,749	$144,589
LIABILITIES
Unsecured debt(1)	$2,890,000	$2,829,991	$2,475,000	$2,540,606
Secured debt(1)	$370,352	$366,535	$370,459	$366,476
In-substance defeased debt	$134,205	$147,417	$135,030	$134,936
Joint venture partner debt	$66,136	$69,029	$66,136	$68,557
_________________
1.Amounts represent debt excluding net deferred financing costs.

14. Stock-Based Compensation

The Company has various stock compensation arrangements, which are more fully described in the 2019 Annual Report on Form 10-K. Under the 2010 Incentive Plan, as amended (“2010 Plan”), the Company’s board of directors (“Board”) has the ability to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards.

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

The Compensation Committee adopted a Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under the 2010 Plan through 2019. With respect to OPP Plan awards granted through 2016, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 50% of the earned award will vest in equal annual installments over the two years thereafter, subject to the participant’s continued employment. OPP Plan awards are settled in common stock and, in the case of certain executives, in operating partnership performance units. Commencing with the 2017 OPP Plan, the two-year post-performance vesting period was replaced with a two-year mandatory holding period upon vesting.

Beginning in 2020, the Compensation Committee adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Effective January 1, 2020, the Compensation Committee awarded to certain employees performance units in the operating partnership (“2020 PSU Plan”). The 2020 PSU Plan grant consists of two portions. A portion of each performance unit award, the Relative TSR Performance Unit, is eligible to vest based on the achievement of the Company’s total shareholder return compared to the total shareholder return of the SNL U.S. REIT Office Index over a three-year performance period beginning January 1, 2020 and ending December 31, 2022, with the vesting percentage subject to certain percentage targets. The remaining portion of each Performance Unit award, the Operational Performance Unit, generally is eligible to vest based on the achievement of operational performance metrics over a one-year performance period beginning January 1, 2020 and ending December 31, 2020,

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
will vest over three years. The number of Operational Performance Units that become eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of absolute total shareholder return goals over the three-year performance period commencing January 1, 2020 and ending December 31, 2022, by applying the applicable vesting percentages.

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended March 31,
	2020	2019
Expensed stock compensation(1)	$4,895	$5,150
Capitalized stock compensation(2)	985	29
TOTAL STOCK COMPENSATION(3)	$5,880	$5,179
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

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended March 31,
	2020	2019
Numerator:
Basic net income (loss) available to common stockholders	$10,777	$(39,392)
Effect of dilutive instruments	108	—
Diluted net income (loss) available to common stockholders	$10,885	$(39,392)
Denominator:
Basic weighted average common shares outstanding	154,432,602	154,396,159
Effect of dilutive instruments(1)	3,677,310	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	158,109,912	154,396,159
Basic earnings (loss) per common share	$0.07	$(0.26)
Diluted earnings (loss) per common share	$0.07	$(0.26)
________________
1.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. The operating partnership calculates diluted earnings per unit by dividing the diluted net income available to common unitholders for the period by the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
weighted average number of common units and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain nonforfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit for net income available to common unitholders:

	Three Months Ended March 31,
	2020	2019
Numerator:
Basic and diluted net income (loss) available to common unitholders	$10,840	$(39,577)
Denominator:
Basic weighted average common units outstanding	155,344,460	155,120,144
Effect of dilutive instruments(1)	2,156,773	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	157,501,233	155,120,144
Basic earnings (loss) per common unit	$0.07	$(0.26)
Diluted earnings (loss) per common unit	$0.07	$(0.26)
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

16. Redeemable Non-Controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of March 31, 2020 and December 31, 2019, there were 392,598 series A preferred units of partnership interest in the operating partnership, or series A preferred units, which are not owned by the Company.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended March 31, 2020
	Series A Redeemable Preferred Units	Consolidated Entities
BEGINNING OF PERIOD	$9,815	$125,260
Contributions	—	2,456
Declared dividend	(153)	—
Net income (loss)	153	(633)
END OF PERIOD	$9,815	$127,083

17. Equity

The table below presents the activity related to Hudson Pacific Properties Inc.’s accumulated other comprehensive (loss) income (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Equity
BALANCE AT DECEMBER 31, 2019	$(2,391)	$1,830	$(561)
Unrealized losses recognized in OCI	(12,157)	(4,950)	(17,107)
Reclassification adjustment for realized gains(1)	(136)	—	(136)
Net change in OCI	(12,293)	(4,950)	(17,243)
BALANCE AT MARCH 31, 2020	$(14,684)	$(3,120)	$(17,804)
_____________
1.The gains and losses on the Company’s derivative instruments are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $26.4 million for the three months ended March 31, 2020.

The table below presents the activity related to Hudson Pacific Properties L.P.’s OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Capital
BALANCE AT DECEMBER 31, 2019	$(2,458)	$1,845	$(613)
Unrealized losses recognized in OCI	(12,278)	(4,999)	(17,277)
Reclassification adjustment for realized gains(1)	(137)	—	(137)
Net change in OCI	(12,415)	(4,999)	(17,414)
BALANCE AT MARCH 31, 2020	$(14,873)	$(3,154)	$(18,027)
_____________
1.The gains and losses on the operating partnership’s derivative instruments are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $26.4 million for the three months ended March 31, 2020.

Non-Controlling Interests

Common Units in the Operating Partnership

Common units of the operating partnership and shares of common stock of the Company have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the operating partnership. Investors who own common units have the right to cause the operating partnership to repurchase any or all of their common units for cash at a per unit value equal to the then-current market value of one share of common stock. However, in lieu of such payment of cash, Hudson Pacific Properties, Inc. may, at its election, issue shares of its common stock in exchange for such common units on a one-for-one basis.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Performance Units in the Operating Partnership

Performance units are partnership interests in the operating partnership. Each performance unit awarded will be deemed equivalent to an award of one share of common stock under the 2010 Plan, reducing the availability for other equity awards on a one-for-one basis. Under the terms of the performance units, the operating partnership will revalue its assets for tax purposes upon the occurrence of certain specified events and any increase in valuation from the time of grant until such event will be allocated first to the holders of performance units to equalize the capital accounts of such holders (on a per unit basis) with the capital accounts of common unitholders. Once vested and having achieved parity with common unitholders, performance units generally are convertible into common units in the operating partnership on a one-for-one basis.

Current Year Activity

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units as of:

	March 31, 2020	December 31, 2019
Company-owned common units in the operating partnership	153,295,905	154,691,052
Company’s ownership interest percentage	99.4%	99.4%
Non-controlling units in the operating partnership(1)	911,858	991,858
Non-controlling ownership interest percentage	0.6%	0.6%
_________________
1.Represents units held by certain of the Company’s executive officers, directors and outside investors. As of March 31, 2020, this amount represents both common units and performance units of 550,969 and 360,889, respectively. As of December 31, 2019, this amount represents both common units and performance units of 550,969 and 360,889, respectively.

Common Stock Activity

The Company has not completed any common stock offerings in 2020.

The Company’s at-the-market, or “ATM”, program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three months ended March 31, 2020. A cumulative total of $20.1 million has been sold as of March 31, 2020.

Share Repurchase Program

The Company is authorized to repurchase up to a total $250.0 million shares of its common stock under its share repurchase program. During the three months ended March 31, 2020, the Company repurchased $35.4 million shares of its common stock. Since commencement of the program, a cumulative total of $85.4 million has been repurchased. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Dividends

The Board declared dividends on a quarterly basis and the Company paid the dividends during the quarters in which the dividends were declared. The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended March 31,
	2020	2019
Common stock	$0.25	$0.25
Common units	$0.25	$0.25
Series A preferred units	$0.3906	$0.3906
Performance units	$0.25	$0.25
Payment date	March 30, 2020	March 28, 2019
Record date	March 20, 2020	March 18, 2019

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

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended March 31,
	2020	2019
Office segment
Office revenues	$186,427	$175,858
Office expenses	(63,860)	(60,815)
Office segment profit	122,567	115,043
Studio segment
Studio revenues	19,800	21,531
Studio expenses	(10,650)	(11,109)
Studio segment profit	9,150	10,422
TOTAL SEGMENT PROFIT	$131,717	$125,465

Segment revenues	$206,227	$197,389
Segment expenses	(74,510)	(71,924)
TOTAL SEGMENT PROFIT	$131,717	$125,465

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below is a reconciliation of the total profit from all segments to net income:

	Three Months Ended March 31, 2020
	2020	2019
NET INCOME (LOSS)	$13,949	$(36,895)
General and administrative	18,618	18,094
Depreciation and amortization	73,763	68,505
Loss from unconsolidated real estate entity	236	—
Fee income	(610)	—
Interest expense	26,417	24,350
Interest income	(1,025)	(1,024)
Transaction-related expenses	102	128
Unrealized loss on non-real estate investment	581	—
Impairment loss	—	52,201
Other (income) expense	(314)	106
TOTAL PROFIT FROM ALL SEGMENTS	$131,717	$125,465

19. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

20. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2020, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of March 31, 2020, the Company has outstanding letters of credit totaling approximately $3.4 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for interest, net of capitalized interest	$38,126	$13,543
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(142,919)	$(813)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for interest, net of capitalized interest	$38,126	$13,543
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(142,919)	$(813)

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc:

	Three Months Ended March 31,
	2020	2019
BEGINNING OF PERIOD
Cash and cash equivalents	$46,224	$53,740
Restricted cash	12,034	14,451
TOTAL	$58,258	$68,191

END OF PERIOD
Cash and cash equivalents	$392,136	$52,445
Restricted cash	11,982	13,626
TOTAL	$404,118	$66,071

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, L.P.:

	Three Months Ended March 31,
	2020	2019
BEGINNING OF PERIOD
Cash and cash equivalents	$46,224	$53,740
Restricted cash	12,034	14,451
TOTAL	$58,258	$68,191

END OF PERIOD
Cash and cash equivalents	$392,136	$52,445
Restricted cash	11,982	13,626
TOTAL	$404,118	$66,071

22. Subsequent Events

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and across its portfolio, including how it will impact its tenants. While the Company did not experience significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

In April, as is likely the case with all landlords, the Company received certain rent relief requests, predominantly in the form of rent deferral requests, as a result of COVID-19. The Company is carefully evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, and (to the extent practical) the Company is not forgoing its contractual rights under its lease agreements. As of May 1, 2020, the Company has executed deferrals in the amount of $2.2 million and an additional $0.4 million in abatements. Another $1.3 million remains in discussion for either payment or deferral. Some of our tenants have subsequently begun to avail themselves of the various federal and state relief funds, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Paycheck Protection Program, which can be utilized partially to meet rental obligations. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. We will continue to work closely with our impacted tenants to address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations.

The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

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

•changes in real estate and zoning laws and increases in real property tax rates; and

•other factors affecting the real estate industry generally, including the impact of the COVID-19 pandemic.

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

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impact of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to that impact. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants are estimates based on information available to the Company as of May 1, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the second quarter of 2020 and future periods.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” are affecting the operations of different categories of the Company’s tenancy to varying degrees with, for example, “essential businesses” generally permitted to remain open and operational, storefront retail and restaurants generally limited to take-out and delivery services only, and non-essential businesses generally forced to temporarily close, curtail operations and/or implement work-from-home strategies. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have temporarily been disrupted, either voluntarily or by mandate, will resume normal operations or when customers will re-engage with tenants as they have in the past. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

The Company specializes in the ownership and management of office and studio properties on the west coast of the United States and in Vancouver, B.C., and the Company’s portfolio and tenants have been impacted by these and other factors as follows:

•The Company has received a number of rent relief requests from tenants, predominantly in the form of rent deferral requests, which the Company is evaluating on a case-by-case basis. The Company has executed deferrals in the amount of $2.2 million and an additional $0.4 million in abatements. Another $1.3 million remains in discussion for either payment or deferral. The Company believes some of the rent relief requests may be opportunistic in nature and are coming from tenants that have the ability to pay rent.

The Company has taken several proactive measures to maintain the strength of its business and manage the impact of COVID-19 on the Company’s operations and liquidity, including the following:

•Along with the Company’s tenants and the communities we serve, the health and safety of the Company’s employees and their families is a top priority. The Company has adapted its operations to protect employees, including by implementing a work-from-home policy for any employees not deemed location-critical and more frequent housekeeping and sanitization procedures. Our employees are embracing social distancing, and the Company’s IT systems have enabled its team to work effectively from home. Essential employees and contractors continue to report to our buildings in shifts, enabling all our properties to remain open and fully operational for our tenants, many of whom need their essential employees to continue to work in our buildings.

•The Company is in frequent communication with its tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under various federal and state relief funds, such as the CARES Act and the Paycheck Protection Program.

•To enhance its liquidity position and maintain financial flexibility, the Company has borrowed an additional $415.0 million under its unsecured revolving credit facility during March. As of March 31, the Company had approximately $392.1 million in cash and cash equivalents. The Company has $110.0 million of undrawn capacity under its unsecured revolving credit facility, $230.0 million of availability under the Sunset Bronson Studios/ICON/CUE revolving credit facility and $408.9 million of undrawn capacity under a stand-alone loan for One Westside, which fully funds the cost of that project.

•The Company does not have any unsecured debt maturing until 2022. The Company has secured debt in the amount of $64.5 million due August 1, 2020, with no other secured debt due until 2022.

•The Company has taken proactive measures to manage costs, including by taking advantage of rent relief in connection with the Company’s existing ground lease obligations and reducing services provided by third party vendors.

Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on the Company’s business, and in order to preserve its liquidity position, the Company’s Board of Directors will continue to evaluate the Company’s dividend policy. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements. The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments that remain uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on the Company, its tenants and the markets in which we operate is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, decreases in consumer confidence and consumer spending levels and an overall worsening of global and U.S. economic conditions. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for office space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders. See “Risk Factors.”

For the foregoing reasons, the comparability of the Company’s results of operations for the three months ended March 31, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot, however, be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A, “Risk Factors.”

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at March 31, 2020, our office portfolio consisted of approximately 14.9 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of March 31, 2020, our studio portfolio consisted of 1.2 million square feet of in-service properties and our land portfolio consisted of 2.7 million developable square feet. Our consolidated and unconsolidated portfolio consists of 62 properties (49 wholly-owned properties, six properties owned by joint ventures, and seven land properties) located in ten California, three Seattle, and one Western Canada submarkets, totaling approximately 18.8 million square feet.

As of March 31, 2020, our in-service office portfolio was 94.8% leased (including leases not yet commenced). Our same-store studio properties were 92.4% leased for the average percent leased for the 12 months ended March 31, 2020.

The following table summarizes our portfolio as of March 31, 2020:

In-Service Portfolio	Number of Properties	Rentable Square Feet(1)		Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent per Square Foot(4)
Office
Same-store(5)	39	10,211,724		94.9%	95.3%	$51.98
Non-same store(6)	6	2,478,004		92.8	98.4	35.47
Total stabilized	45	12,689,728		94.5	95.9	48.81
Lease-up(6)(7)	4	1,186,611		80.7	82.9	58.43
Total in-service	49	13,876,339		93.3	94.8	49.52
Repositioning(6)	—	172,060		—	—	—
Redevelopment(6)	2	697,000		—	83.8	—
Development(6)	1	106,125		—	—	—
Total office	52	14,851,524
Studio
Same-store(8)	3	1,224,403			92.4	42.09
Total studio	3	1,224,403
Total office and studio properties	55	16,075,927
Land	7	2,681,376	(9)
TOTAL	62	18,757,303
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of March 31, 2020, divided by (ii) total square feet, expressed as a percentage.
3.Office portfolio is calculated as (i) square footage under commenced leases as of March 31, 2020, divided by (ii) total square feet, expressed as a percentage. Studio portfolio is calculated as (i) average square footage under commenced leases for the 12 months ended March 31, 2020, divided by (ii) total square feet, expressed as a percentage.

4.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of March 31, 2020. Annualized base rent does not reflect tenant reimbursements.
5.Includes office properties owned and included in our stabilized portfolio as of January 1, 2019 and still owned and included in the stabilized portfolio as of March 31, 2020.
6.Included in our non-same-store property group.
7.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of March 31, 2020.
8.Includes studio properties owned and included in our portfolio as of January 1, 2019 and still owned and included in our portfolio as of March 31, 2020.
9.Includes 538,164 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights in the first quarter of 2019.

Overview

Acquisitions

We had no acquisitions during the three months ended March 31, 2020.

Dispositions

We had no dispositions during the three months ended March 31, 2020.

Held for Sale

We had no properties classified as held for sale as of March 31, 2020.

Under Construction and Future Development Projects

The following table summarizes the properties currently under redevelopment and development as well as future redevelopment and developments as of March 31, 2020:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Redevelopment:
Harlow	Hollywood	106,125	Q2-2020	Q3-2021
One Westside(2)	West Los Angeles	584,000	Q1-2022	Q2-2023
Total Under Construction		690,125

Future Development Pipeline:
Washington 1000	Denny Triangle	538,164	TBD	TBD
Bentall Centre—Development	Downtown Vancouver	450,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Bronson Studios Lot D—Development	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development	Hollywood	423,396	TBD	TBD
Sunset Las Palmas Studios—Development	Hollywood	400,000	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
Total Future Development Pipeline		2,681,376
TOTAL REDEVELOPMENT AND FUTURE DEVELOPMENT		3,371,501

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

The timing of completion of our projects may be impacted by factors outside of our control, including government restrictions and/or social distancing requirements affecting construction projects due to the COVID-19 pandemic.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of March 31, 2020, plus available space, beginning January 1, 2020 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options.

			Company’s Share
Year of Lease Expiration	Number of Leases Expiring(1)	Square Footage of Expiring Leases(2)(3)	Square Footage of Expiring Leases(2)(4)	Percent of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(5)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(6)
Vacant		1,117,880	1,092,816	8.6%
2020	132	627,621	560,494	4.1	$28,519,186	4.8%	$50.88	$29,706,251	$53.00
2021	173	1,509,637	1,340,059	10.5	63,285,162	10.4	47.23	65,239,577	48.68
2022	182	1,520,341	1,340,546	10.5	65,838,307	10.9	49.11	70,580,879	52.65
2023	114	1,805,204	1,397,564	11.0	63,235,697	10.4	45.25	70,189,322	50.22
2024	125	1,841,707	1,645,467	12.9	82,838,266	13.7	50.34	93,986,601	57.12
2025	73	1,539,538	1,258,358	9.9	71,739,346	11.8	57.01	83,314,733	66.21
2026	30	420,770	379,109	3.0	22,522,097	3.7	59.41	27,032,201	71.30
2027	25	593,096	505,020	4.0	28,555,430	4.7	56.54	34,613,634	68.54
2028	20	657,609	585,485	4.6	36,999,582	6.1	63.19	45,793,897	78.22
2029	16	307,316	216,257	1.7	15,761,499	2.6	72.88	19,749,601	91.32
Thereafter	23	1,917,296	1,742,860	13.7	95,144,050	15.7	54.59	132,065,915	75.78
Building management use	28	175,297	164,126	1.3	—	—	—	—	—
Signed leases not commenced(7)	28	782,595	531,877	4.2	31,641,908	5.2	59.49	46,244,626	86.95
Portfolio Total/Weighted Average	969	14,815,907	12,760,038	100.0%	$606,080,530	100.0%	$51.95	$718,517,237	$61.58
_____________
1.Does not include 44 month-to-month leases.
2.Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
3.Total expiring square footage does not include 35,617 square feet of month-to-month leases.
4.Total expiring square footage does not include 25,039 square feet of month-to-month leases.
5.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) as of March 31, 2020, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
6.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases, divided by (ii) square footage under commenced leases as of March 31, 2020.
7.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of March 31, 2020 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements)) under uncommenced leases for vacant space as of March 31, 2020, divided by (ii) square footage under uncommenced leases as of March 31, 2020.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended March 31,
	2020	2019
Renewals(1)
Number of leases	16	16
Square feet	89,152	97,123
Tenant improvement costs per square foot(2)(3)	$8.76	$8.26
Leasing commission costs per square foot(2)	9.18	7.92
Total tenant improvement and leasing commission costs(2)	$17.94	$16.18

New leases(4)
Number of leases	32	29
Square feet	139,780	947,013
Tenant improvement costs per square foot(2)(3)	$37.44	$92.57
Leasing commission costs per square foot(2)	5.35	33.58
Total tenant improvement and leasing commission costs(2)	$42.79	$126.15

TOTAL
Number of leases	48	45
Square feet	228,932	1,044,136
Tenant improvement costs per square foot(2)(3)	$24.99	$84.73
Leasing commission costs per square foot(2)	7.02	31.19
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$32.01	$115.92
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

Financings

During the three months ended March 31, 2020, the outstanding borrowings on the unsecured revolving credit facility increased by $415.0 million, net of draws. We increased our borrowings under the unsecured revolving credit facility during such period as a precautionary measure to increase our cash position and preserve financial flexibility in light of the challenging business environment related to the COVID-19 pandemic. We generally use the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements, lease commissions and capital expenditures and to provide for working capital and other corporate purposes.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. represents an update to the more detailed and comprehensive disclosures included in the 2019 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. Accordingly, you should read the following discussion in conjunction with the information included in our 2019 Annual Report on Form 10-K, as well as the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2019 and still owned and included in the stabilized portfolio as of March 31, 2020; and

•Non-same-store properties, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net income to NOI:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2020	2019
Net income (loss)	$13,949	$(36,895)	$50,844	(137.8)%
Adjustments:
Loss from unconsolidated real estate entity	236	—	236	100.0
Fee income	(610)	—	(610)	100.0
Interest expense	26,417	24,350	2,067	8.5
Interest income	(1,025)	(1,024)	(1)	0.1
Transaction-related expenses	102	128	(26)	(20.3)
Unrealized loss on non-real estate investment	581	—	581	100.0
Impairment loss	—	52,201	(52,201)	(100.0)
Other (income) expense	(314)	106	(420)	(396.2)
General and administrative	18,618	18,094	524	2.9
Depreciation and amortization	73,763	68,505	5,258	7.7
NOI	$131,717	$125,465	$6,252	5.0%

Same-store NOI	$114,822	$114,325	$497	0.4%
Non-same-store NOI	16,895	11,140	5,755	51.7
NOI	$131,717	$125,465	$6,252	5.0%

The following table summarizes certain statistics of our same-store office and studio properties:

	Three Months Ended March 31,
	2020	2019
Same-store office
Number of properties	39	39
Rentable square feet	10,211,724	10,211,724
Ending % leased	95.3%	96.2%
Ending % occupied	94.9%	95.4%
Average % occupied for the period	95.8%	93.5%
Average annual rental rate per square foot	$51.98	$49.68

Same-store studio
Number of properties	3	3
Rentable square feet	1,224,403	1,224,403
Average % occupied for the period(1)	92.4%	N/A
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended March 31,
	2020			2019
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$154,106	$27,007	$181,113	$149,542	$20,655	$170,197
Service revenues and other	5,172	142	5,314	5,254	407	5,661
Total office revenues	159,278	27,149	186,427	154,796	21,062	175,858

Studio
Rental	12,915	—	12,915	12,394	—	12,394
Service revenues and other	6,885	—	6,885	9,137	—	9,137
Total studio revenues	19,800	—	19,800	21,531	—	21,531

Total revenues	179,078	27,149	206,227	176,327	21,062	197,389

Operating expenses
Office operating expenses	53,606	10,254	63,860	50,893	9,922	60,815
Studio operating expenses	10,650	—	10,650	11,109	—	11,109
Total operating expenses	64,256	10,254	74,510	62,002	9,922	71,924

Office NOI	105,672	16,895	122,567	103,903	11,140	115,043
Studio NOI	9,150	—	9,150	10,422	—	10,422
NOI	$114,822	$16,895	$131,717	$114,325	$11,140	$125,465

The following table gives further detail on our change in NOI:

	Three Months Ended March 31, 2020 as compared to Three Months Ended March 31, 2019
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$4,564	3.1%	$6,352	30.8%	$10,916	6.4%
Service revenues and other	(82)	(1.6)	(265)	(65.1)	(347)	(6.1)
Total office revenues	4,482	2.9	6,087	28.9	10,569	6.0

Studio
Rental	521	4.2	—	—	521	4.2
Service revenues and other	(2,252)	(24.6)	—	—	(2,252)	(24.6)
Total studio revenues	(1,731)	(8.0)	—	—	(1,731)	(8.0)

Total revenues	2,751	1.6	6,087	28.9	8,838	4.5

Operating expenses
Office operating expenses	2,713	5.3	332	3.3	3,045	5.0
Studio operating expenses	(459)	(4.1)	—	—	(459)	(4.1)
Total operating expenses	2,254	3.6	332	3.3	2,586	3.6

Office NOI	1,769	1.7	5,755	51.7	7,524	6.5
Studio NOI	(1,272)	(12.2)	—	—	(1,272)	(12.2)
NOI	$497	0.4%	$5,755	51.7%	$6,252	5.0%

NOI increased $6.3 million, or 5.0%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily resulting from:

•$0.5 million increase in NOI from our same-store properties driven by:
•an increase in office NOI of $1.8 million primarily due to:
•$4.6 million increase in rental revenues primarily relating to leases signed at our 1455 Market (WeWork Companies Inc.) and Foothill Research Center (Google, Inc.) properties at a higher rate than expiring leases; and
•partially offset by $2.7 million increase in operating expenses primarily relating to an increase in property tax expense, ground lease expense, utilities expense and cleaning expense across the portfolio.
•a decrease in studio NOI of $1.3 million primarily due to:
•$2.3 million decrease in service revenues and other primarily resulting from a decrease in one-time inactive fees received from Netflix in first quarter 2019 and fewer shows filmed in the first quarter 2020;
• $0.5 million decrease in operating expenses primarily relating to decreased lighting rental expense and administrative costs;
•partially offset by $0.5 million increase in rental revenues primarily relating to an overall increase in occupancy and higher rental rates at our studios;
•$5.8 million increase in NOI from our non-same-store properties driven by:
•overall increase in office NOI of $5.8 million primarily due to:
•$6.4 million increase in rental revenues primarily relating to commencement of leases at our EPIC (Netflix, Inc.), Fourth & Traction (Honey Science Corporation) properties; and
•partially offset by $332.0 thousand increase in operating expenses primarily relating to increased repairs and maintenance costs, administrative costs, cleaning and security costs.

Other Expenses (Income)

Interest Expense

The following table presents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019	Dollar Change	Percent Change
Gross interest expense	$30,287	$27,465	$2,822	10.3%
Capitalized interest	(5,115)	(4,706)	(409)	8.7
Amortization of deferred financing costs and loan discounts/premiums	1,245	1,591	(346)	(21.7)
TOTAL	$26,417	$24,350	$2,067	8.5%

Gross interest expense increased by $2.8 million, or 10.3%, to $30.3 million for the three months ended March 31, 2020 compared to $27.5 million for the three months ended March 31, 2019. The increase was primarily driven by the issuance of our 4.65% registered senior notes (February and June 2019) and 3.25% registered senior notes (October 2019), partially offset by the paydown of Term loan A, Term loan C and the $270.0 million increase of outstanding borrowings on our unsecured revolving credit facility.

Capitalized interest increased by $0.4 million, or 8.7%, to $5.1 million for the three months ended March 31, 2020 compared to $4.7 million for the three months ended March 31, 2019. The increase was primarily driven by our One Westside redevelopment property and Harlow development property, partially offset by recently completed redevelopment and development properties.

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $0.5 million, or 2.9%, to $18.6 million for the three months ended March 31, 2020 compared to $18.1 million for the three months ended March 31, 2019. The change was primarily attributable to the adoption of the 2020 Hudson Pacific Properties, Inc. PSU Plan and other office expense.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5.3 million, or 7.7%, to $73.8 million for the three months ended March 31, 2020 compared to $68.5 million for the three months ended March 31, 2019. The increase was primarily related to recently completed redevelopment and development properties and an increase in leasing costs and tenant improvements for properties placed in service after the first quarter of 2019.

Loss from unconsolidated real estate entity

We recognized a $0.2 million loss from our unconsolidated real estate entity, for the three months ended March 31, 2020. The loss represents the Company's share of net loss from the unconsolidated real estate entity.

Fee Income

We recognized fee income of $0.6 million for the three months ended March 31, 2020. Fee income primarily represents management fee, construction management fee and leasing commission income earned from the unconsolidated real estate entity.

Unrealized loss on non-real estate investment

We recognized an unrealized loss on our non-real estate investment of $581.0 thousand due to the observable changes in fair value for the three months ended March 31, 2020.

Impairment Loss

We recorded $52.2 million of impairment charges during the three months ended March 31, 2019 related to our Campus Center office property. Our estimated fair value was based on the sale price. We did not recognize any impairment charges for the three months ended March 31, 2020.

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

•our ATM program;

•borrowings under the operating partnership’s unsecured revolving credit facility, Sunset Bronson Studios/ICON/CUE revolving credit facility and One Westside construction loan; and

•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had $392.1 million of cash and cash equivalents at March 31, 2020. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service our debt and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through March 31, 2020. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program. The Company did not utilize the ATM program during the three months ended March 31, 2020.

As of March 31, 2020, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, $490.0 million of which had been drawn. As of March 31, 2020, we had total borrowing capacity of $235.0 million secured by our Sunset Bronson Studios/ICON/CUE properties, $5.0 million of which had been drawn. As of March 31, 2020, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and 10850 Pico properties, $5.7 million of which had been drawn.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total consolidated market capitalization (counting series A preferred units as debt) as of March 31, 2020:

March 31, 2020
Unsecured and secured debt(1)	$3,260,352
Series A preferred units	9,815
Total consolidated debt	3,270,167
Less: Cash and cash equivalents	392,136
Total consolidated debt, net	2,878,031
Common equity capitalization(2)	3,999,830
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$6,877,861
Total consolidated debt, net/total consolidated market capitalization	41.8%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of our stock of $25.36, as reported by the NYSE, as of March 31, 2020.

Outstanding Indebtedness

The following table sets forth information as of March 31, 2020 and December 31, 2019 with respect to our outstanding indebtedness (excluding unamortized deferred financing costs and loan discounts/premiums):

	March 31, 2020	December 31, 2019
Unsecured debt	$2,890,000	$2,475,000
Secured debt	$370,352	$370,459
In-substance defeased debt	$134,205	$135,030
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of March 31, 2020.

Liquidity Uses

Contractual Obligations

During the three months ended March 31, 2020, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2019 Annual Report on Form 10-K. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Debt” for information regarding our minimum future principal payments due on our outstanding debt. See Part I, Item 1 “Note 11 to our Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum ground lease payments. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Prepaid Expenses and Other Assets, net” for additional contingencies.

Cash Flows

A comparison of our cash flow activity is as follows:

	Three Months Ended March 31,
	2020	2019	Dollar Change	Percent Change
Net cash provided by operating activities	$90,098	$89,446	$652	0.7%
Net cash used in investing activities	$(78,101)	$(128,267)	$50,166	(39.1)%
Net cash provided by financing activities	$333,863	$36,701	$297,162	809.7%

Cash and cash equivalents and restricted cash were $404.1 million and $58.3 million at March 31, 2020 and December 31, 2019, respectively.

Operating Activities

Net cash provided by operating activities increased by $0.7 million, or 0.7%, to $90.1 million for the three months ended March 31, 2020 compared to $89.4 million for the three months ended March 31, 2019. The change resulted primarily from higher cash NOI related partially offset by an increase in interest expense and general and administrative expenses in 2020.

Investing Activities

Net cash used in investing activities decreased by $50.2 million, or 39.1%, to $78.1 million for the three months ended March 31, 2020 compared to $128.3 million for the three months ended March 31, 2019. The decrease resulted primarily from lower additions to investment property in 2019 ($79.1 million during the three months ended March 31, 2020 compared to $94.6 million during the three months ended March 31, 2019) and $35.6 million of deposits for property acquisitions made during the three months ended March 31, 2019 compared to no such deposits in 2020.

Financing Activities

Net cash provided by financing activities increased by $297.2 million, or 809.7%, to $333.9 million for the three months ended March 31, 2020 compared to $36.7 million for the three months ended March 31, 2019. The change resulted primarily from lower payments of secured and unsecured debt in 2019 ($148.0 thousand during the three months ended March 31, 2020 compared to $335.1 million during the three months ended March 31, 2019) partially offset by $35.4 million proceeds from share repurchases during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have one investment in an unconsolidated real estate entity, pursuant to a co-ownership agreement with an affiliate of Blackstone, the Bentall Centre property located in Vancouver, Canada. We own 20% of this joint venture and we serve as the operating partner. The unconsolidated real estate entity has mortgage indebtedness. Due to our significant influence over the unconsolidated entity, the Company accounts for the entity using the equity method of accounting. As of March 31, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by the unconsolidated entity was approximately $448.1 million and our proportionate share is approximately $89.6 million.

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

The following table presents a reconciliation of net income to FFO:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$13,949	$(36,895)
Adjustments:
Depreciation and amortization—Consolidated	73,763	68,505
Depreciation and amortization—Corporate-related	(565)	(523)
Depreciation and amortization—Company’s share from unconsolidated real estate entity	1,381	—
Impairment loss	—	52,201
Unrealized loss on non-real estate investment	581	—
FFO attributable to non-controlling interests	(7,093)	(6,738)
FFO attributable to preferred units	(153)	(153)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$81,863	$76,397

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2019 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2020 to the information provided in Part II, Item 7A, of our 2019 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

Our business and results of operations and financial condition have been and may be further materially or adversely impacted by the outbreak of a pandemic including COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 212 countries, including the United States. COVID-19 has also spread to every state in the United States and in regions where we have our executive offices and principal operations. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The global spread of COVID-19 has created, and is likely to continue to create, significant volatility, uncertainty and economic disruption. In response to the pandemic, state and local governments, including those in Northern and Southern California, the Pacific Northwest and British Columbia have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including industries our tenants operate in. The COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and on our financial condition, results of operations and cash flows due to, among other factors: our tenants’ ability to pay rent on their leases; our inability to re-let space in our properties on favorable terms; ability to access capital markets on favorable terms and potential delays with development and re-development activities resulting in failure to achieve expected occupancy and/or rent levels within the projected time frames. For instance, as of May 1, 2020, we have executed deferrals in the amount of $2.2 million and an additional $0.4 million in abatements. Another $1.3 million remains in discussion for either payment or deferral. In addition, we are experiencing a loss of ancillary revenue from services provided at our studio properties in connection with the slowdown in production by our media and entertainment tenants. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. Our workforce, excluding any location-critical personnel, are working from home, which may impact their productivity.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk on our ability to successfully operate our business and on our financial condition, results of operations, and cash flows. Moreover, many risk factors set forth in our 2019 Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Please review the Risk Factors set forth in our 2019 Annual Report on Form 10-K for additional risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities:

During the first quarter of 2020, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the first quarter of 2020, we issued an aggregate of 155,577 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with restricted stock awards for a net issuance of 155,577 shares of common stock. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s partnership agreement. During the first quarter of 2020, our operating partnership issued an aggregate of 155,577 common units to us.

All other issuances of unregistered equity securities of our operating partnership during the three months ended March 31, 2020 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $7.84 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds from Registered Securities: None

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

During the three months ended March 31, 2020, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of the Company equity securities during the first quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Yet Be Purchased Under The Plans or Programs
January 1 - January 31, 2020(1)	136,717	$36.77	—	N/A
February 1 - February 29, 2020	—	$—	—	N/A
March 1 - March 31, 2020(2)	1,414,007	$23.54	1,414,007	$250,000,000
TOTAL	1,550,724	$24.71	1,414,007	$250,000,000
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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 8, 2020	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 8, 2020	/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 8, 2020	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 8, 2020	/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)