Form 10-Q
period 2020-06-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2020-07-31
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at July 27, 2020 was 153,358,968.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of June 30, 2020, Hudson Pacific Properties, Inc. owned approximately 99.0% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.0% interest was owned by certain of our executive officers, directors and outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Investment in real estate, at cost	$7,438,797	$7,269,128
Accumulated depreciation and amortization	(986,022)	(898,279)
Investment in real estate, net	6,452,775	6,370,849
Cash and cash equivalents	45,052	46,224
Restricted cash	11,819	12,034
Accounts receivable, net	14,251	13,007
Straight-line rent receivables, net	221,464	195,328
Deferred leasing costs and lease intangible assets, net	265,550	285,448
U.S. Government securities	137,940	140,749
Operating lease right-of-use asset	267,226	269,029
Prepaid expenses and other assets, net	127,946	68,974
Investment in unconsolidated real estate entity	62,685	64,926
TOTAL ASSETS	$7,606,708	$7,466,568

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$2,973,367	$2,817,910
In-substance defeased debt	133,387	135,030
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	322,799	212,673
Operating lease liability	271,629	272,701
Lease intangible liabilities, net	26,111	31,493
Security deposits and prepaid rent	75,433	86,188
Total liabilities	3,868,862	3,622,131

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	126,400	125,260

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 authorized, 153,319,333 shares and 154,691,052 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1,534	1,546
Additional paid-in capital	3,317,192	3,415,808
Accumulated other comprehensive loss	(15,888)	(561)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,302,838	3,416,793
Non-controlling interest—members in consolidated entities	270,026	269,487
Non-controlling interest—units in the operating partnership	28,767	23,082
Total equity	3,601,631	3,709,362
TOTAL LIABILITIES AND EQUITY	$7,606,708	$7,466,568

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Office
Rental	$180,654	$172,256	$361,767	$342,453
Service and other revenues	3,654	6,791	8,968	12,452
Total office revenues	184,308	179,047	370,735	354,905
Studio
Rental	12,128	14,521	25,043	26,915
Service and other revenues	2,174	3,088	9,059	12,225
Total studio revenues	14,302	17,609	34,102	39,140
Total revenues	198,610	196,656	404,837	394,045
OPERATING EXPENSES
Office operating expenses	64,611	60,896	128,471	121,711
Studio operating expenses	7,951	9,539	18,601	20,648
General and administrative	17,897	18,344	36,515	36,438
Depreciation and amortization	73,516	69,606	147,279	138,111
Total operating expenses	163,975	158,385	330,866	316,908
OTHER (EXPENSE) INCOME
Income (loss) from unconsolidated real estate entity	410	(85)	174	(85)
Fee income	556	—	1,166	—
Interest expense	(27,930)	(26,552)	(54,347)	(50,902)
Interest income	1,048	1,008	2,073	2,032
Transaction-related expenses	(157)	—	(259)	(128)
Unrealized loss on non-real estate investment	(2,267)	—	(2,848)	—
Impairment loss	—	—	—	(52,201)
Other income	716	181	1,030	75
Total other expense	(27,624)	(25,448)	(53,011)	(101,209)
Net income (loss)	7,011	12,823	20,960	(24,072)
Net income attributable to preferred units	(153)	(153)	(306)	(306)
Net income attributable to participating securities	(10)	(48)	(39)	(356)
Net income attributable to non-controlling interest in consolidated real estate entities	(3,890)	(3,317)	(7,407)	(6,138)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	770	558	1,403	1,158
Net (income) loss attributable to non-controlling interest in the operating partnership	(37)	(77)	(143)	108
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,691	$9,786	$14,468	$(29,606)

BASIC AND DILUTED PER SHARE AMOUNTS
Net income (loss) attributable to common stockholders—basic	$0.02	$0.06	$0.09	$(0.19)
Net income (loss) attributable to common stockholders—diluted	$0.02	$0.06	$0.09	$(0.19)
Weighted average shares of common stock outstanding—basic	153,306,976	154,384,586	153,869,789	154,390,340
Weighted average shares of common stock outstanding—diluted	155,621,513	154,687,261	156,515,326	154,390,340

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$7,011	$12,823	$20,960	$(24,072)
Currency translation adjustments	2,138	1,315	(2,861)	1,315
Net unrealized losses on derivative instruments:
Unrealized losses	(1,851)	(7,937)	(14,129)	(13,891)
Reclassification adjustment for realized gains (losses)	1,648	(1,838)	1,511	(3,748)
Total net unrealized losses on derivative instruments	(203)	(9,775)	(12,618)	(17,639)
Total other comprehensive income (loss)	1,935	(8,460)	(15,479)	(16,324)
Comprehensive income (loss)	8,946	4,363	5,481	(40,396)
Comprehensive income attributable to preferred units	(153)	(153)	(306)	(306)
Comprehensive income attributable to participating securities	(10)	(48)	(39)	(356)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(3,890)	(3,317)	(7,407)	(6,138)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	770	558	1,403	1,158
Comprehensive (income) loss attributable to non-controlling interest in the operating partnership	(56)	(12)	9	210
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,607	$1,391	$(859)	$(45,828)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2020
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Entities	Total Equity
Balance at March 31, 2020	153,295,905	$1,533	$3,349,706	$—	$(17,804)	$26,083	$270,236	$3,629,754
Distributions	—	—	—	—	—	—	(4,100)	(4,100)
Issuance of unrestricted stock	23,428	1	(1)	—	—	—	—	—
Declared dividend	—	—	(34,739)	(3,701)	—	(450)	—	(38,890)
Amortization of stock-based compensation	—	—	2,226	—	—	3,078	—	5,304
Net income	—	—	—	3,701	—	37	3,890	7,628
Other comprehensive income	—	—	—	—	1,916	19	—	1,935
Balance at June 30, 2020	153,319,333	$1,534	$3,317,192	$—	$(15,888)	$28,767	$270,026	$3,601,631

Balance at December 31, 2019	154,691,052	$1,546	$3,415,808	$—	$(561)	$23,082	$269,487	$3,709,362
Distributions	—	—	—	—	—	—	(6,868)	(6,868)
Issuance of unrestricted stock	179,005	3	(3)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	(136,717)	(1)	(5,500)	—	—	—	—	(5,501)
Shares repurchased	(1,414,007)	(14)	(35,337)	—	—	—	—	(35,351)
Declared dividend	—	—	(62,366)	(14,507)	—	(900)	—	(77,773)
Amortization of stock-based compensation	—	—	4,590	—	—	6,594	—	11,184
Net income	—	—	—	14,507	—	143	7,407	22,057
Other comprehensive loss	—	—	—	—	(15,327)	(152)	—	(15,479)
Balance at June 30, 2020	153,319,333	$1,534	$3,317,192	$—	$(15,888)	$28,767	$270,026	$3,601,631

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2019
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Entities	Total Equity
Balance at March 31, 2019	154,373,581	$1,543	$3,485,307	$(41,189)	$9,674	$17,870	$267,039	$3,740,244
Distributions	—	—	—	—	—	—	(2,198)	(2,198)
Issuance of unrestricted stock	23,174	—	—	—	—	—	—	—
Declared dividend	—	—	(38,789)	—	—	(348)	—	(39,137)
Amortization of stock-based compensation	—	—	3,637	—	—	1,465	—	5,102
Net income	—	—	—	9,834	—	77	3,317	13,228
Other comprehensive loss	—	—	—	—	(8,395)	(65)	—	(8,460)
Balance at June 30, 2019	154,396,755	$1,543	$3,450,155	$(31,355)	$1,279	$18,999	$268,158	$3,708,779

Balance at December 31, 2018	154,371,538	$1,543	$3,524,502	$—	$17,501	$18,338	$268,246	$3,830,130
Cumulative adjustment related to adoption of ASC 842	—	—	—	(2,105)	—	—	—	(2,105)
Distributions	—	—	—	—	—	—	(6,226)	(6,226)
Issuance of unrestricted stock	152,097	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	(126,880)	(1)	(3,667)	—	—	—	—	(3,668)
Declared dividend	—	—	(78,030)	—	—	(1,534)	—	(79,564)
Amortization of stock-based compensation	—	—	7,351	—	—	2,930	—	10,281
Net (loss) income	—	—	—	(29,250)	—	(108)	6,138	(23,220)
Other comprehensive loss	—	—	—	—	(16,222)	(102)	—	(16,324)
Redemption of operating partnership units	—	—	—	—	—	(525)	—	(525)
Balance at June 30, 2019	154,396,755	$1,543	$3,450,155	$(31,355)	$1,279	$18,999	$268,158	$3,708,779

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,960	$(24,072)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,279	138,111
Non-cash portion of interest expense	2,489	3,034
Amortization of stock-based compensation	9,618	10,217
(Income) loss from unconsolidated real estate entity	(174)	85
Unrealized loss on non-real estate investment	2,848	—
Straight-line rents	(26,136)	(28,469)
Straight-line rent expenses	731	731
Amortization of above- and below-market leases, net	(5,007)	(7,109)
Amortization of above- and below-market ground leases, net	1,176	1,230
Amortization of lease incentive costs	971	769
Other non-cash adjustments	—	(89)
Impairment loss	—	52,201
Change in operating assets and liabilities:
Accounts receivable	(1,244)	(99)
Deferred leasing costs and lease intangibles	(8,093)	(16,777)
Prepaid expenses and other assets	(14,090)	(5,081)
Accounts payable, accrued liabilities and other	16,911	27,933
Security deposits and prepaid rent	(10,755)	(6,899)
Net cash provided by operating activities	137,484	145,716
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(169,295)	(189,273)
Maturities of U.S. Government securities	2,825	4,185
Distributions from unconsolidated entities	73	—
Contributions to unconsolidated entities	(461)	(64,448)
Deposits for property acquisitions	—	(20,500)
Net cash used in investing activities	(166,858)	(270,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	453,184	695,001
Payments of unsecured and secured debt	(300,294)	(485,283)
Payments of in-substance defeased debt	(1,643)	(1,587)
Repurchase of common stock	(35,351)	—
Redemption of operating partnership units	—	(525)
Dividends paid to common stock and unitholders	(77,773)	(79,564)
Dividends paid to preferred unitholders	(306)	(306)
Contribution of redeemable non-controlling member in consolidated real estate entities	2,551	2,941
Distribution of redeemable non-controlling member in consolidated real estate entities	(8)	(7)
Distribution to non-controlling member in consolidated real estate entities	(6,868)	(6,226)
Payments to satisfy tax withholding	(5,501)	(3,668)
Payment of loan costs, net loan premium paid	(4)	(3,100)
Net cash provided by financing activities	27,987	117,676
Net decrease in cash and cash equivalents and restricted cash	(1,387)	(6,644)
Cash and cash equivalents and restricted cash—beginning of period	58,258	68,191
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$56,871	$61,547

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Investment in real estate, at cost	$7,438,797	$7,269,128
Accumulated depreciation and amortization	(986,022)	(898,279)
Investment in real estate, net	6,452,775	6,370,849
Cash and cash equivalents	45,052	46,224
Restricted cash	11,819	12,034
Accounts receivable, net	14,251	13,007
Straight-line rent receivables, net	221,464	195,328
Deferred leasing costs and lease intangible assets, net	265,550	285,448
U.S. Government securities	137,940	140,749
Operating lease right-of-use asset	267,226	269,029
Prepaid expenses and other assets, net	127,946	68,974
Investment in unconsolidated real estate entity	62,685	64,926
TOTAL ASSETS	$7,606,708	$7,466,568

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$2,973,367	$2,817,910
In-substance defeased debt	133,387	135,030
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	322,799	212,673
Operating lease liability	271,629	272,701
Lease intangible liabilities, net	26,111	31,493
Security deposits and prepaid rent	75,433	86,188
Total liabilities	3,868,862	3,622,131

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	126,400	125,260

Capital
Hudson Pacific Properties, L.P. partners’ capital
Common units, 154,231,191 and 155,602,910 outstanding at June 30, 2020 and December 31, 2019, respectively	3,347,697	3,440,488
Accumulated other comprehensive loss	(16,092)	(613)
Total Hudson Pacific Properties, L.P. partners’ capital	3,331,605	3,439,875
Non-controlling interest—members in consolidated entities	270,026	269,487
Total capital	3,601,631	3,709,362
TOTAL LIABILITIES AND CAPITAL	$7,606,708	$7,466,568
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Office
Rental	$180,654	$172,256	$361,767	$342,453
Service and other revenues	3,654	6,791	8,968	12,452
Total office revenues	184,308	179,047	370,735	354,905
Studio
Rental	12,128	14,521	25,043	26,915
Service and other revenues	2,174	3,088	9,059	12,225
Total studio revenues	14,302	17,609	34,102	39,140
Total revenues	198,610	196,656	404,837	394,045
OPERATING EXPENSES
Office operating expenses	64,611	60,896	128,471	121,711
Studio operating expenses	7,951	9,539	18,601	20,648
General and administrative	17,897	18,344	36,515	36,438
Depreciation and amortization	73,516	69,606	147,279	138,111
Total operating expenses	163,975	158,385	330,866	316,908
OTHER (EXPENSE) INCOME
Income (loss) from unconsolidated real estate entity	410	(85)	174	(85)
Fee income	556	—	1,166	—
Interest expense	(27,930)	(26,552)	(54,347)	(50,902)
Interest income	1,048	1,008	2,073	2,032
Transaction-related expenses	(157)	—	(259)	(128)
Unrealized loss on non-real estate investment	(2,267)	—	(2,848)	—
Impairment loss	—	—	—	(52,201)
Other income	716	181	1,030	75
Total other expense	(27,624)	(25,448)	(53,011)	(101,209)
Net income (loss)	7,011	12,823	20,960	(24,072)
Net income attributable to non-controlling interest in consolidated real estate entities	(3,890)	(3,317)	(7,407)	(6,138)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	770	558	1,403	1,158
Net income (loss) attributable to Hudson Pacific Properties, L.P.	3,891	10,064	14,956	(29,052)
Net income attributable to preferred units	(153)	(153)	(306)	(306)
Net income attributable to participating securities	(25)	(48)	(97)	(356)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$3,713	$9,863	$14,553	$(29,714)

BASIC AND DILUTED PER UNIT AMOUNTS
Net income (loss) attributable to common unitholders—basic	$0.02	$0.06	$0.09	$(0.19)
Net income (loss) attributable to common unitholders—diluted	$0.02	$0.06	$0.09	$(0.19)
Weighted average shares of common units outstanding—basic	154,218,834	155,105,359	154,781,647	155,047,979
Weighted average shares of common units outstanding—diluted	155,012,834	156,175,004	155,906,647	155,047,979

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$7,011	$12,823	$20,960	$(24,072)
Currency translation adjustments	2,138	1,315	(2,861)	1,315
Net unrealized losses on derivative instruments:
Unrealized losses	(1,851)	(7,937)	(14,129)	(13,891)
Reclassification adjustment for realized gains (losses)	1,648	(1,838)	1,511	(3,748)
Total net unrealized losses on derivative instruments	(203)	(9,775)	(12,618)	(17,639)
Total other comprehensive income (loss)	1,935	(8,460)	(15,479)	(16,324)
Comprehensive income (loss)	8,946	4,363	5,481	(40,396)
Comprehensive income attributable to preferred units	(153)	(153)	(306)	(306)
Comprehensive income attributable to participating securities	(25)	(48)	(97)	(356)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(3,890)	(3,317)	(7,407)	(6,138)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	770	558	1,403	1,158
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARTNERS’ CAPITAL	$5,648	$1,403	$(926)	$(46,038)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2020
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at March 31, 2020	154,207,763	$3,377,545	$(18,027)	$3,359,518	$270,236	$3,629,754
Distributions	—	—	—	—	(4,100)	(4,100)
Issuance of unrestricted units	23,428	—	—	—	—	—
Declared distributions	—	(38,890)	—	(38,890)	—	(38,890)
Amortization of unit-based compensation	—	5,304	—	5,304	—	5,304
Net income	—	3,738	—	3,738	3,890	7,628
Other comprehensive income	—	—	1,935	1,935	—	1,935
Balance at June 30, 2020	154,231,191	$3,347,697	$(16,092)	$3,331,605	$270,026	$3,601,631

Balance at December 31, 2019	155,602,910	$3,440,488	$(613)	$3,439,875	$269,487	$3,709,362
Distributions	—	—	—	—	(6,868)	(6,868)
Issuance of unrestricted units	179,005	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	(136,717)	(5,501)	—	(5,501)	—	(5,501)
Repurchase of common units	(1,414,007)	(35,351)	—	(35,351)	—	(35,351)
Declared distributions	—	(77,773)	—	(77,773)	—	(77,773)
Amortization of unit-based compensation	—	11,184	—	11,184	—	11,184
Net income	—	14,650	—	14,650	7,407	22,057
Other comprehensive loss	—	—	(15,479)	(15,479)	—	(15,479)
Balance at June 30, 2020	154,231,191	$3,347,697	$(16,092)	$3,331,605	$270,026	$3,601,631

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2019
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at March 31, 2019	155,094,354	$3,463,504	$9,701	$3,473,205	$267,039	$3,740,244
Distributions	—	—	—	—	(2,198)	(2,198)
Issuance of unrestricted units	23,174	—	—	—	—	—
Declared distributions	—	(39,137)	—	(39,137)	—	(39,137)
Amortization of unit-based compensation	—	5,102	—	5,102	—	5,102
Net income	—	9,911	—	9,911	3,317	13,228
Other comprehensive loss	—	—	(8,460)	(8,460)	—	(8,460)
Balance at June 30, 2019	155,117,528	$3,439,380	$1,241	$3,440,621	$268,158	$3,708,779

Balance at December 31, 2018	154,940,583	$3,544,319	$17,565	$3,561,884	$268,246	$3,830,130
Cumulative adjustment related to adoption of ASC 842	—	(2,105)	—	(2,105)	—	(2,105)
Distributions	—	—	—	—	(6,226)	(6,226)
Issuance of unrestricted units	321,901	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	(126,880)	(3,668)	—	(3,668)	—	(3,668)
Declared distributions	—	(79,564)	—	(79,564)	—	(79,564)
Amortization of unit-based compensation	—	10,281	—	10,281	—	10,281
Net (loss) income	—	(29,358)	—	(29,358)	6,138	(23,220)
Other comprehensive loss	—	—	(16,324)	(16,324)	—	(16,324)
Redemption of common units in the operating partnership	(18,076)	(525)	—	(525)	—	(525)
Balance at June 30, 2019	155,117,528	$3,439,380	$1,241	$3,440,621	$268,158	$3,708,779

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,960	$(24,072)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,279	138,111
Non-cash portion of interest expense	2,489	3,034
Amortization of unit-based compensation	9,618	10,217
(Income) loss from unconsolidated real estate entity	(174)	85
Unrealized loss on non-real estate investment	2,848	—
Straight-line rents	(26,136)	(28,469)
Straight-line rent expenses	731	731
Amortization of above- and below-market leases, net	(5,007)	(7,109)
Amortization of above- and below-market ground leases, net	1,176	1,230
Amortization of lease incentive costs	971	769
Other non-cash adjustments	—	(89)
Impairment loss	—	52,201
Change in operating assets and liabilities:
Accounts receivable	(1,244)	(99)
Deferred leasing costs and lease intangibles	(8,093)	(16,777)
Prepaid expenses and other assets	(14,090)	(5,081)
Accounts payable and accrued liabilities and other	16,911	27,933
Security deposits and prepaid rent	(10,755)	(6,899)
Net cash provided by operating activities	137,484	145,716
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(169,295)	(189,273)
Maturities of U.S. Government securities	2,825	4,185
Distributions from unconsolidated entities	73	—
Contributions to unconsolidated entities	(461)	(64,448)
Deposits for property acquisitions	—	(20,500)
Net cash used in investing activities	(166,858)	(270,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	453,184	695,001
Payments of unsecured and secured debt	(300,294)	(485,283)
Payments of in-substance defeased debt	(1,643)	(1,587)
Repurchase of common units	(35,351)	—
Redemption of common units in the operating partnership	—	(525)
Distributions paid to common stock and unitholders	(77,773)	(79,564)
Distributions paid to preferred unitholders	(306)	(306)
Contribution of redeemable non-controlling member in consolidated real estate entities	2,551	2,941
Distribution of redeemable non-controlling member in consolidated real estate entities	(8)	(7)
Distribution to non-controlling member in consolidated real estate entities	(6,868)	(6,226)
Payments to satisfy tax withholding	(5,501)	(3,668)
Payment of loan costs, net loan premium paid	(4)	(3,100)
Net cash provided by financing activities	27,987	117,676
Net decrease in cash and cash equivalents and restricted cash	(1,387)	(6,644)
Cash and cash equivalents and restricted cash—beginning of period	58,258	68,191
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$56,871	$61,547

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

The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest and Western Canada. The following table summarizes the Company’s portfolio as of June 30, 2020:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	51	13,369,596
Studios	3	1,224,403
Land	6	2,231,376
Total consolidated portfolio	60	16,825,375
Unconsolidated portfolio(1)
Office	1	1,486,957
Land	1	450,000
Total unconsolidated portfolio	2	1,936,957
TOTAL(2)	62	18,762,332
_________________
1.The Company purchased, pursuant to a co-ownership agreement with an affiliate of Blackstone Property Partners Lower Fund 1 LP (“Blackstone 1 LP”), the Bentall Centre property located in Vancouver, Canada. The Company owns 20% of this joint venture. The square footage shown above represents 100% of the property. See Note 4 for details.
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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of June 30, 2020, the Company has determined its operating partnership and five joint ventures met the definition of a VIE. Four of the joint ventures are consolidated and one of the joint ventures is unconsolidated.

Consolidated Joint Ventures

As of June 30, 2020, the operating partnership has determined that four of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	One Westside and 10850 Pico	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%

As of June 30, 2020 and December 31, 2019, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE.

Unconsolidated Joint Ventures

As of June 30, 2020, the Company has determined it is not the primary beneficiary of one joint venture. Due to its significant influence over the unconsolidated entity, the Company accounts for the entity using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

On June 5, 2019, the Company purchased, pursuant to a co-ownership agreement with Blackstone 1 LP, the Bentall Centre property located in Vancouver, Canada. The joint venture property-owning entity is structured as a tenancy in common under applicable tax laws. The Company owns 20% of this joint venture and serves as the operating partner. The Company’s net equity investment of this unconsolidated entity is reflected within investment in unconsolidated real estate entity on the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Consolidated Balance Sheets. The Company’s share of net income or loss from the entity is included within income from unconsolidated real estate entity on the Consolidated Statements of Operations. See Note 4 for details.

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

Lease Accounting

In February 2016, the FASB issued guidance codified in ASC 842, Leases (“ASC 842”), which amended the guidance in former ASC 840, Leases (“ASC 840”). The standard set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The new standard increased transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition approach that must be applied for leases that exist or are entered into after January 1, 2019.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.7%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which we do not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term, as of June 30, 2020, was 31 years.

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

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ancillary revenues	$1,613	$3,882	$7,412	$11,968
Other revenues	$3,837	$5,267	$9,792	$11,714
Studio-related tenant recoveries	$378	$720	$823	$995

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	June 30, 2020	December 31, 2019
Ancillary revenues	$37	$1,652
Other revenues	$1,120	$2,417
Studio-related tenant recoveries	$—	$26

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

On April 10, 2020, the FASB issued a Staff Q&A related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed. As a result of this election, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. To date, the impact of lease concessions granted has not had a material effect on the Company’s consolidated financial statements. The Company has adopted a policy to not account for concessions as lease modifications and account for the concession in the form of a deferral of payments as if the lease is unchanged.

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	June 30, 2020	December 31, 2019
Land	$1,313,412	$1,313,412
Building and improvements	5,259,044	5,189,342
Tenant improvements	665,378	631,459
Furniture and fixtures	11,445	10,693
Property under development	189,518	124,222
INVESTMENT IN REAL ESTATE, AT COST	$7,438,797	$7,269,128

Acquisitions

The Company had no acquisitions during the six months ended June 30, 2020.

Dispositions

The Company had no dispositions during the six months ended June 30, 2020.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Held for Sale

As of June 30, 2020 and December 31, 2019, the Company had no properties that met the criteria to be classified as held for sale.

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

The Company did not recognize impairment charges during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company recorded $52.2 million of impairment charges related to the Campus Center office property that was held for sale at June 30, 2019 and was subsequently sold. The Company’s estimated fair value was based on the sale price (Level 2 input).

4. Investment in Unconsolidated Real Estate Entity

On June 5, 2019, the Company purchased, through a joint venture with Blackstone 1 LP, the Bentall Centre office properties and retail complex in Vancouver, Canada. The Company owns 20% of this joint venture and serves as the operating partner.

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

The maximum exposure related to this unconsolidated joint venture is limited to our investment and $93.1 million of debt which the Company has guaranteed.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The summarized balance sheets of the Company’s unconsolidated real estate entity represent the combined entities for our Bentall Centre properties as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
ASSETS
Investment in real estate, net	$787,635	$794,321
Other assets	30,268	51,597
TOTAL ASSETS	817,903	845,918

LIABILITIES
Secured debt, net	461,303	480,127
Other liabilities	46,891	42,672
TOTAL LIABILITIES	508,194	522,799

Company’s capital(1)	61,942	64,624
Partner’s capital	247,767	258,495
TOTAL CAPITAL	309,709	323,119

TOTAL LIABILITIES AND CAPITAL	$817,903	$845,918
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in income (loss) from unconsolidated real estate entity on the Consolidated Statements of Operations.

The summarized statement of operations of the Company’s unconsolidated real estate entity represent the combined entities for our Bentall Centre properties for the three and six months ended June 30, 2020 and the June 5, 2019 acquisition date through June 30, 2019:

	Three Months Ended June 30, 2020	June 5, 2019 through June 30, 2019	Six Months Ended June 30, 2020	June 5, 2019 through June 30, 2019

TOTAL REVENUES	$25,943	$7,778	$51,738	$7,778

TOTAL EXPENSES	23,922	8,318	50,871	8,318

NET INCOME (LOSS)	$2,021	$(540)	$867	$(540)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
5. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	June 30, 2020	December 31, 2019
Deferred leasing costs and in-place lease intangibles	$323,787	$359,215
Accumulated amortization	(119,736)	(136,816)
Deferred leasing costs and in-place lease intangibles, net	204,051	222,399
Below-market ground leases	72,916	72,916
Accumulated amortization	(12,633)	(11,436)
Below-market ground leases, net	60,283	61,480
Above-market leases	3,040	8,015
Accumulated amortization	(1,824)	(6,446)
Above-market leases, net	1,216	1,569
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET	$265,550	$285,448

Below-market leases	$77,549	$87,064
Accumulated amortization	(52,292)	(56,447)
Below-market leases, net	25,257	30,617
Above-market ground leases	1,095	1,095
Accumulated amortization	(241)	(219)
Above-market ground leases, net	854	876
LEASE INTANGIBLE LIABILITIES, NET	$26,111	$31,493

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deferred leasing costs and in-place lease intangibles(1)	$(10,129)	$(11,311)	$(20,864)	$(23,193)
Below-market ground leases(2)	$(599)	$(626)	$(1,198)	$(1,252)
Above-market leases(3)	$(159)	$(338)	$(353)	$(648)
Below-market leases(3)	$2,622	$3,268	$5,360	$7,757
Above-market ground leases(2)	$11	$11	$22	$22
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

Accounts Receivable

As of June 30, 2020, accounts receivable was $14.3 million and there was no allowance for doubtful accounts. As of December 31, 2019, accounts receivable was $13.0 million and there was no allowance for doubtful accounts.

Straight-Line Rent Receivable

As of June 30, 2020, straight-line rent receivable was $227.2 million and there was a $5.7 million allowance for doubtful accounts. As of December 31, 2019, straight-line rent receivable was $195.3 million and there was no allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

7. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	June 30, 2020	December 31, 2019
Non-refundable deposit for Studio Joint Venture	$50,000	$—
Deposits for future acquisitions	20,500	22,405
Prepaid insurance	10,940	3,463
Goodwill	8,754	8,754
Non-real estate investments	6,101	5,545
Deferred financing costs	2,608	3,246
Prepaid property tax	—	2,070
Derivative assets	—	479
Other	29,043	23,012
PREPAID EXPENSES AND OTHER ASSETS, NET	$127,946	$68,974

Non-refundable deposit for Studio Joint Venture

On July 30, 2020, funds affiliated with Blackstone Property Partners (“Blackstone”) acquired a 49% interest in the Company’s three Hollywood studios and five on-lot or adjacent Class A office properties (collectively, the “Hollywood Media Portfolio”) at a gross portfolio valuation of $1.65 billion resulting in cash proceeds to the Company of $808.5 million before potential asset-level financings (and before certain credits, prorations and closing costs) (the “Studio Joint Venture”). The Company retained a 51% ownership stake and remains responsible for day-to-day operations, leasing and development, and the joint venture will look to partner on studio acquisitions in Los Angeles and other key markets.

As of June 30, 2020, the Company recorded a $50.0 million non-refundable deposit related to the Studio Joint Venture in Prepaid expenses and other assets, net with the offset recorded in Accounts payable, accrued liabilities and other on the Consolidated Balance Sheets. See Note 22 for details.

Goodwill

No goodwill impairment indicators have been identified during the three and six months ended June 30, 2020.

Non-Real Estate Investments

The Company holds investments in an entity that does not report NAV. The Company marks this investment to fair value based on Level 2 inputs, whenever fair value is readily available or observable. Changes in fair value are included in the unrealized loss on non-real estate investment line item on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $1.6 million due to the observable changes in fair value for the three and six months ended June 30, 2020. No gain or loss was recognized due to observable changes in fair value for the three and six months ended June 30, 2019. Over the life of this investment, the Company has recognized a net unrealized loss of $0.6 million due to observable changes in fair value.

The Company also invests in an entity that reports NAV. The investment, which is in a real estate technology venture capital fund, involves a commitment of funding from the Company of up to $20.0 million. The Company uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value for the investment. As of June 30, 2020, the Company has contributed $5.5 million to this fund with $14.5 million remaining to be contributed. Changes in fair value are included in the unrealized loss on non-real estate investment line item on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $0.7 million and $1.2 million due to the observable changes in fair value for the three and six months ended June 30, 2020, respectively. No gain or loss was recognized due to observable changes in fair value for the three and six months ended June 30, 2019.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
8. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	June 30, 2020	December 31, 2019	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$200,000	$75,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term loan B(2)(5)	350,000	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term loan D(2)(6)	125,000	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A notes	110,000	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes(7)	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes(8)	400,000	400,000	3.25%	1/15/2030
Total unsecured debt	2,600,000	2,475,000

Secured debt
Met Park North(9)	64,500	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(10)	26,019	26,312	5.32%	3/11/2022
One Westside and 10850 Pico(11)	33,830	5,646	LIBOR + 1.70%	12/18/2023	(4)
Revolving Sunset Bronson Studios/ICON/CUE facility(12)	5,001	5,001	LIBOR + 1.35%	3/1/2024
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Total secured debt	398,350	370,459
Total unsecured and secured debt	2,998,350	2,845,459
Unamortized deferred financing costs and loan discounts/premiums(14)	(24,983)	(27,549)
TOTAL UNSECURED AND SECURED DEBT, NET	$2,973,367	$2,817,910

IN-SUBSTANCE DEFEASED DEBT(15)	$133,387	$135,030	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(16)	$66,136	$66,136	4.50%	10/9/2028

_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2020, which may be different than the interest rates as of December 31, 2019 for corresponding indebtedness.
2.The rate is based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of June 30, 2020, no such election had been made.
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
9.Interest on the full loan amount has been effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 9 for details. On July 31, 2020, the Company paid off the principal outstanding of $64.5 million on the Met Park North mortgage loan.
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

Current Year Activity

During the six months ended June 30, 2020, the outstanding borrowings on the unsecured revolving credit facility increased by $125.0 million, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the Company’s minimum future principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of June 30, 2020:

Year	Unsecured and Secured Debt	In-substance Defeased Debt	Joint Venture Partner Debt
Remaining 2020	$64,802	$1,681	$—
2021	632	3,494	—
2022	700,085	128,212	—
2023	193,830	—	—
2024	5,001	—	—
Thereafter	2,034,000	—	66,136
TOTAL	$2,998,350	$133,387	$66,136

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

The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	June 30, 2020	December 31, 2019
Outstanding borrowings	$200,000	$75,000
Remaining borrowing capacity	400,000	525,000
TOTAL BORROWING CAPACITY	$600,000	$600,000

Interest rate(1)	LIBOR + 1.05% to 1.50%
Annual facility fee rate(1)	0.15% or 0.30%
Contractual maturity date(2)	3/13/2022
_________________
1.The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of June 30, 2020, no such election had been made.
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

The following table summarizes existing covenants and their covenant levels related to the unsecured revolving credit facility, term loans, and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	38.1%
Unsecured indebtedness to unencumbered asset value	≤ 60%	45.5%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.5x
Secured indebtedness to total asset value	≤ 45%	6.1%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.2x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	39.4%
Total unencumbered assets to unsecured debt	≥ 150%	239.6%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	4.0x
Secured debt to total assets	≤ 45%	6.3%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes and 4.65% Senior Notes based on the financial results as of June 30, 2020.

The operating partnership was in compliance with its financial covenants as of June 30, 2020.

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

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross interest expense(1)	$31,165	$28,980	$61,451	$56,445
Capitalized interest	(4,479)	(3,871)	(9,593)	(8,577)
Amortization of deferred financing costs and loan discounts/premiums	1,244	1,443	2,489	3,034
INTEREST EXPENSE	$27,930	$26,552	$54,347	$50,902
_________________
1.Includes interest on the Company’s debt and hedging activities and extinguishment costs related to paydowns in the term loans.

9. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had four interest rate swaps with aggregate notional amounts of $539.5 million as of June 30, 2020 and December 31, 2019. These derivatives were designated as effective cash flow hedges for accounting purposes.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of June 30, 2020 and December 31, 2019:

					Interest Rate Range(1)		Fair Value (Liabilities) Assets
Underlying Debt Instrument	Number of Hedges	Notional Amount	Effective Date	Maturity Date	Low	High	June 30, 2020	December 31, 2019
Met Park North	1	$64,500	August 2013	August 2020	3.71%	3.71%	$(118)	$(195)
Term loan B	2	350,000	April 2015	April 2022	2.96%	3.46%	(9,867)	(1,596)
Term loan D	1	125,000	June 2016	November 2022	2.63%	3.13%	(3,725)	479
TOTAL	4	$539,500					$(13,710)	$(1,312)
_____________
1.The rate is based on the fixed rate from the interest rate swap and the spread based on the operating partnership’s leverage ratio.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of June 30, 2020, the Company expects $7.3 million of unrealized loss included in accumulated other comprehensive income will be reclassified as an increase to interest expense in the next 12 months.

10. U.S. Government Securities

The Company has U.S. Government securities of $137.9 million and $140.7 million as of June 30, 2020 and December 31, 2019, respectively. The One Westside and 10850 Pico properties acquisition in 2018 included the assumption of debt that was, in-substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. As of June 30, 2020, the Company had $6.6 million of gross unrealized gains and no gross unrealized losses.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date June 30, 2020:

	Carrying Value	Fair Value
Due in 1 year	$5,700	$5,800
Due in 1 to 5 years	132,240	138,769
TOTAL	$137,940	$144,569

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2020, the Company has not established a liability for uncertain tax positions.

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

12. Future Minimum Rents and Lease Payments

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of June 30, 2020:

Year Ended	Non-Cancellable	Subject to Early Termination Options	Total (1)
Remaining 2020	$304,873	$4,871	$309,744
2021	572,597	23,443	596,040
2022	513,261	37,613	550,874
2023	473,150	40,460	513,610
2024	422,872	20,746	443,618
Thereafter	1,694,514	153,305	1,847,819
TOTAL	$3,981,267	$280,438	$4,261,705
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of June 30, 2020:

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
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent, which resets annually, is the lesser of 10% of FMV of the land or the previous year’s minimum annual rent plus 75% of CPI increase. Percentage annual rent is Lockheed’s base rent multiplied by 24.125%. In no event can rent be less then the specific amount prescribed in the ground lease agreement.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rental expense for ground leases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contingent rental expense	$2,100	$2,977	$4,256	$5,491
Minimum rental expense	$4,991	$4,606	$9,982	$9,209

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of June 30, 2020:

Year	Lease Payments(1)
Remaining 2020	$9,251
2021	18,622
2022	18,663
2023	18,438
2024	18,392
Thereafter	534,353
Total ground lease payments	617,719
Less: interest portion	(346,090)
PRESENT VALUE OF LEASE LIABILITY	$271,629
_________________
1.In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of June 30, 2020.

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

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets(1)	$—	$—	$—	$—	$—	$479	$—	$479
Derivative liabilities(2)	$—	$(13,710)	$—	$(13,710)	$—	$(1,791)	$—	$(1,791)
Non-real estate investments(1)	$—	$6,101	$—	$6,101	$—	$5,545	$—	$5,545
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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
U.S. Government securities	$137,940	$144,569	$140,749	$144,589
LIABILITIES
Unsecured debt(1)	$2,600,000	$2,638,996	$2,475,000	$2,540,606
Secured debt(1)	$398,350	$392,238	$370,459	$366,476
In-substance defeased debt	$133,387	$132,652	$135,030	$134,936
Joint venture partner debt	$66,136	$67,283	$66,136	$68,557
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

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expensed stock compensation(1)	$4,723	$5,067	$9,618	$10,217
Capitalized stock compensation(2)	581	35	1,566	64
TOTAL STOCK COMPENSATION(3)	$5,304	$5,102	$11,184	$10,281
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

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Basic net income (loss) available to common stockholders	$3,691	$9,786	$14,468	$(29,606)
Effect of dilutive instruments	39	—	146	—
Diluted net income (loss) available to common stockholders	$3,730	$9,786	$14,614	$(29,606)
Denominator:
Basic weighted average common shares outstanding	153,306,976	154,384,586	153,869,789	154,390,340
Effect of dilutive instruments(1)	2,314,537	302,675	2,645,537	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	155,621,513	154,687,261	156,515,326	154,390,340
Basic earnings (loss) per common share	$0.02	$0.06	$0.09	$(0.19)
Diluted earnings (loss) per common share	$0.02	$0.06	$0.09	$(0.19)
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

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit for net income available to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Basic and diluted net income (loss) available to common unitholders	$3,713	$9,863	$14,553	$(29,714)
Denominator:
Basic weighted average common units outstanding	154,218,834	155,105,359	154,781,647	155,047,979
Effect of dilutive instruments(1)	794,000	1,069,645	1,125,000	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	155,012,834	156,175,004	155,906,647	155,047,979
Basic earnings (loss) per common unit	$0.02	$0.06	$0.09	$(0.19)
Diluted earnings (loss) per common unit	$0.02	$0.06	$0.09	$(0.19)
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

16. Redeemable Non-Controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of June 30, 2020 and December 31, 2019, there were 392,598 series A preferred units of partnership interest in the operating partnership, or series A preferred units, which are not owned by the Company.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Series A Redeemable Preferred Units	Consolidated Entities	Series A Redeemable Preferred Units	Consolidated Entities
BEGINNING OF PERIOD	$9,815	$127,083	$9,815	$125,260
Contributions	—	95	—	2,551
Distributions	—	(8)	—	(8)
Declared dividend	(153)	—	(306)	—
Net income (loss)	153	(770)	306	(1,403)
END OF PERIOD	$9,815	$126,400	$9,815	$126,400

17. Equity

The table below presents the activity related to Hudson Pacific Properties Inc.’s accumulated other comprehensive (loss) income (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Equity
BALANCE AT DECEMBER 31, 2019	$(2,391)	$1,830	$(561)
Unrealized losses recognized in OCI	(13,982)	(2,848)	(16,830)
Reclassification adjustment for realized gains(1)	1,503	—	1,503
Net change in OCI	(12,479)	(2,848)	(15,327)
BALANCE AT JUNE 30, 2020	$(14,870)	$(1,018)	$(15,888)
_____________
1.The gains and losses on the Company’s derivative instruments are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $54.3 million for the six months ended June 30, 2020.

The table below presents the activity related to Hudson Pacific Properties L.P.’s OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Capital
BALANCE AT DECEMBER 31, 2019	$(2,458)	$1,845	$(613)
Unrealized losses recognized in OCI	(14,129)	(2,861)	(16,990)
Reclassification adjustment for realized gains(1)	1,511	—	1,511
Net change in OCI	(12,618)	(2,861)	(15,479)
BALANCE AT JUNE 30, 2020	$(15,076)	$(1,016)	$(16,092)
_____________
1.The gains and losses on the operating partnership’s derivative instruments are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $54.3 million for the six months ended June 30, 2020.

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

Current Year Activity

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units as of:

	June 30, 2020	December 31, 2019
Company-owned common units in the operating partnership	153,319,333	154,691,052
Company’s ownership interest percentage	99.4%	99.4%
Non-controlling units in the operating partnership(1)	911,858	911,858
Non-controlling ownership interest percentage	0.6%	0.6%
_________________
1.Represents units held by certain of the Company’s executive officers, directors and outside investors. As of June 30, 2020, this amount represents both common units and performance units of 550,969 and 360,889, respectively. As of December 31, 2019, this amount represents both common units and performance units of 550,969 and 360,889, respectively.

Common Stock Activity

The Company has not completed any common stock offerings in 2020.

The Company’s at-the-market (“ATM”) program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the six months ended June 30, 2020. A cumulative total of $20.1 million has been sold as of June 30, 2020.

Share Repurchase Program

The Company is authorized to repurchase up to a total $250.0 million shares of its common stock under its share repurchase program. During the six months ended June 30, 2020, the Company repurchased $35.4 million shares of its common stock. Since commencement of the program, a cumulative total of $85.4 million has been repurchased. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Dividends

The Board declared dividends on a quarterly basis and the Company paid the dividends during the quarters in which the dividends were declared. The following table summarizes dividends declared and paid for the periods presented:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock	$0.25	$0.25	$0.50	$0.50
Common units	$0.25	$0.25	$0.50	$0.50
Series A preferred units	$0.3906	$0.3906	$0.7812	$0.7812
Performance units	$0.25	$0.25	$0.50	$0.50
Payment date	June 29, 2020	June 27, 2019	N/A	N/A
Record date	June 19, 2020	June 17, 2019	N/A	N/A

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

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Office segment
Office revenues	$184,308	$179,047	$370,735	$354,905
Office expenses	(64,611)	(60,896)	(128,471)	(121,711)
Office segment profit	119,697	118,151	242,264	233,194
Studio segment
Studio revenues	14,302	17,609	34,102	39,140
Studio expenses	(7,951)	(9,539)	(18,601)	(20,648)
Studio segment profit	6,351	8,070	15,501	18,492
TOTAL SEGMENT PROFIT	$126,048	$126,221	$257,765	$251,686

Segment revenues	$198,610	$196,656	$404,837	$394,045
Segment expenses	(72,562)	(70,435)	(147,072)	(142,359)
TOTAL SEGMENT PROFIT	$126,048	$126,221	$257,765	$251,686

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below is a reconciliation of the total profit from all segments to net income:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	2020	2019	2020	2019
NET INCOME (LOSS)	$7,011	$12,823	$20,960	$(24,072)
General and administrative	17,897	18,344	36,515	36,438
Depreciation and amortization	73,516	69,606	147,279	138,111
(Income) loss from unconsolidated real estate entity	(410)	85	(174)	85
Fee income	(556)	—	(1,166)	—
Interest expense	27,930	26,552	54,347	50,902
Interest income	(1,048)	(1,008)	(2,073)	(2,032)
Transaction-related expenses	157	—	259	128
Unrealized loss on non-real estate investment	2,267	—	2,848	—
Impairment loss	—	—	—	52,201
Other income	(716)	(181)	(1,030)	(75)
TOTAL PROFIT FROM ALL SEGMENTS	$126,048	$126,221	$257,765	$251,686

19. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

20. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2020, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of June 30, 2020, the Company has outstanding letters of credit totaling approximately $3.4 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for interest, net of capitalized interest	$48,794	$42,643
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(162,454)	$(9,564)
Non-refundable deposit for Studio Joint Venture	$50,000	$—

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for interest, net of capitalized interest	$48,794	$42,643
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(162,454)	$(9,564)
Non-refundable deposit for Studio Joint Venture	$50,000	$—

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc:

	Six Months Ended June 30,
	2020	2019
BEGINNING OF PERIOD
Cash and cash equivalents	$46,224	$53,740
Restricted cash	12,034	14,451
TOTAL	$58,258	$68,191

END OF PERIOD
Cash and cash equivalents	$45,052	$48,172
Restricted cash	11,819	13,375
TOTAL	$56,871	$61,547

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, L.P.:

	Six Months Ended June 30,
	2020	2019
BEGINNING OF PERIOD
Cash and cash equivalents	$46,224	$53,740
Restricted cash	12,034	14,451
TOTAL	$58,258	$68,191

END OF PERIOD
Cash and cash equivalents	$45,052	$48,172
Restricted cash	11,819	13,375
TOTAL	$56,871	$61,547

22. Subsequent Events

Studio Joint Venture

On July 30, 2020, funds affiliated with Blackstone acquired a 49% interest in the Company’s Hollywood Media Portfolio, a 2.2 million-square-foot collection of studio and office properties with a gross portfolio valuation of $1.65 billion. Specifically, assets part of the transaction include Sunset Gower, Sunset Bronson and Sunset Las Palmas Studios, as well as 6040 Sunset, ICON, CUE, EPIC and Harlow, along with 1.1 million square feet of development rights associated with Sunset Gower and Sunset Las Palmas Studios. The Company retained a 51% ownership stake and remains responsible for day-to-day operations, leasing and development, and the joint venture will look to partner on studio acquisitions in Los Angeles and other key markets. The transaction closed on July 30, 2020.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
In conjunction with closing the transaction, the joint venture closed a $900.0 million mortgage loan secured by the portfolio. This loan has an initial term of two years from the first payment date, with three one-year extension options, subject to certain requirements. With an initial interest rate of LIBOR plus 2.15% per annum, it bears interest only payable every month during the term of the loan with principal payable at maturity. The loan is non-recourse, except as to customary non-recourse carveout guaranties from the Company and Blackstone affiliate.

The combined proceeds from sale of the 49% interest in the Hollywood Media Portfolio and the Company’s share of asset-level financing was approximately $1.27 billion before closing credits, prorations and costs.

Pay Down of Met Park North Mortgage Loan

On July 31, 2020, the Company paid off the principal outstanding of $64.5 million on the Met Park North mortgage loan.

COVID-19

The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and across its portfolio, including how it will impact its tenants. While the Company did not experience significant disruptions during the three months ended June 30, 2020 from the COVID-19 pandemic, it is unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

The Company collected approximately 97.3% of its second quarter combined contractual rents, comprised of approximately 99.0% from office tenants, 100.0% from studio tenants and 48.7% from storefront retail tenants. As of July 27, 2020, the Company has collected 94.8% of its July combined contractual rents, comprised of approximately 96.9% from office tenants, 100.0% from studio tenants and 31.4% from storefront retail tenants. The Company has implemented a rent relief program for the preponderance of the uncollected rents, and the aforementioned collection percentages exclude rents deferred or abated in accordance with COVID-related lease amendments.

The impact of the COVID-19 pandemic on our rental revenue for the third quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic continues to remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

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

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impact of the COVID-19 pandemic on our business and management’s efforts to respond to that impact. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of July 27, 2020. As a result of the continued uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the third quarter of 2020 and future periods.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the three months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which our properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” are affecting the operations of different categories of our tenancy to varying degrees with, for example, “essential businesses” generally permitted to remain open and operational, storefront retail and restaurants generally limited to take-out and delivery services only, and non-essential businesses generally forced to temporarily close, curtail operations and/or implement work-from-home strategies. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have temporarily been disrupted, either voluntarily or by mandate, will resume normal operations or when customers will re-engage with tenants as they have in the past. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

We specialize in the ownership and management of office and studio properties on the west coast of the United States and in Vancouver, B.C., and our portfolio and tenants have been impacted by these and other factors as follows:

•We collected approximately 97.3% of our second quarter combined contractual rents, comprised of approximately 99.0% from office tenants, 100.0% from studio tenants and 48.7% from storefront retail tenants. As of July 27, 2020, we have collected 94.8% of our July combined contractual rents, comprised of approximately 96.9% from office tenants, 100.0% from studio tenants and 31.4% from storefront retail tenants. We have implemented a rent relief program for the preponderance of the uncollected rents, and the aforementioned collection percentages exclude rents deferred or abated in accordance with COVID-related lease amendments.

We continue to take several proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•Along with our tenants and the communities we serve, the health and safety of our employees and their families is a top priority. We are closely monitoring and conforming our operations in accordance with policies and guidelines set forth by public health agencies and state and local governments. All office and studio properties remain open and operational to enable essential business tenants to continue to operate with enhanced cleaning, communications and safety protocols. In May, we launched our "4Cs" approach to tenant repopulation in conjunction with the easing of stay-at-home orders across our markets. The program, which we developed in consultation with large tenants, local governments, and internal and external subject matter experts, emphasizes proactive communication through multiple channels, seeks to instill confidence in tenants with safety focused cleaning and operating procedures, ensures convenience with an emphasis on efficient access, and encourages cooperation by asking all tenants to do their part. Similarly, in early June, we shifted from a policy encouraging all non-location essential employees to work remotely, and began bringing our employees back to the office with enhanced health and safety protocols, and in staggered shifts to provide for adequate physical distancing at any given time.

•We are in frequent communication with our tenants and are assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under various federal and state relief funds, such as the CARES Act and the Paycheck Protection Program.

•As of June 30, we had approximately $45.1 million in cash and cash equivalents. We have $400.0 million of undrawn capacity under our unsecured revolving credit facility, $230.0 million of availability under our Sunset Bronson Studios/ICON/CUE revolving credit facility and $380.8 million of undrawn capacity under our stand-alone loan for One Westside, which fully funds the cost of that project.

•We do not have any unsecured debt maturing until 2022. We have secured debt in the amount of $64.5 million due August 1, 2020, that was paid off subsequent to quarter end, with no other secured debt due until 2022.

•We have taken proactive measures to manage costs, including by taking advantage of rent relief in connection with our existing ground lease obligations and reducing services provided by third party vendors.

Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our business, and in order to preserve our liquidity position, our Board of Directors will continue to evaluate our dividend policy. We intend to continue to operate our business in a manner that will allow us to qualify as a REIT for U.S. federal income tax requirements. We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of our tenants, and our operations and financial condition, will depend on future developments that remain uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on us, our tenants and the markets in which we operate is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, decreases in consumer confidence and consumer spending levels and an overall worsening of global and U.S. economic conditions. The factors described above, as well as additional factors that we may not currently be aware of, could materially negatively impact our ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for office space at our properties, difficulties in accessing capital, impairment of our long-lived assets and other impacts that could materially and adversely affect our business, results of operations, financial condition and ability to pay distributions to stockholders. See “Risk Factors.”

For the foregoing reasons, the comparability of our results of operations for the three and six months ended June 30, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The impact of the COVID-19 pandemic on our rental revenue for the third quarter of 2020 and thereafter cannot, however, be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on us, see Part II, Item 1A, “Risk Factors.”

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at June 30, 2020, our office portfolio consisted of approximately 14.9 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of June 30, 2020, our studio portfolio consisted of 1.2 million square feet of in-service properties and our land portfolio consisted of 2.7 million developable square feet. Our consolidated and unconsolidated portfolio consists of 62 properties (49 wholly-owned properties, six properties owned by joint ventures, and seven land properties) located in ten California, three Seattle, and one Western Canada submarkets, totaling approximately 18.8 million square feet.

As of June 30, 2020, our in-service office portfolio was 94.0% leased (including leases not yet commenced). Our same-store studio properties were 92.7% leased for the average percent leased for the 12 months ended June 30, 2020.

The following table summarizes our portfolio as of June 30, 2020:

In-Service Portfolio	Number of Properties	Rentable Square Feet(1)		Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent per Square Foot(4)
Office
Same-store(5)	39	10,207,076		94.0%	94.5%	$52.70
Non-same store(6)	7	2,717,776		95.1	97.1	38.25
Total stabilized	46	12,924,852		94.2	95.1	49.64
Lease-up(6)(7)	3	955,679		79.0	80.0	58.38
Total in-service	49	13,880,531		93.2	94.0	50.15
Repositioning(6)	—	172,897		—	—	—
Redevelopment(6)	2	697,000		—	83.8	—
Development(6)	1	106,125		—	—	—
Total office	52	14,856,553
Studio
Same-store(8)	3	1,224,403			92.7	41.72
Total studio	3	1,224,403
Total office and studio properties	55	16,080,956
Land	7	2,681,376	(9)
TOTAL	62	18,762,332
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of June 30, 2020, divided by (ii) total square feet, expressed as a percentage.
3.Office portfolio is calculated as (i) square footage under commenced and uncommenced leases as of June 30, 2020, divided by (ii) total square feet, expressed as a percentage. Studio portfolio is calculated as (i) average square footage under commenced and uncommenced leases for the 12 months ended June 30,

2020, divided by (ii) total square feet, expressed as a percentage. Uncommenced leases is defined as new leases with respect to vacant space executed on or prior to June 30, 2020, but with commencement dates after June 30, 2020.
4.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of June 30, 2020. Annualized base rent does not reflect tenant reimbursements.
5.Includes office properties owned and included in our stabilized portfolio as of January 1, 2019 and still owned and included in the stabilized portfolio as of June 30, 2020.
6.Included in our non-same-store property group.
7.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of June 30, 2020.
8.Includes studio properties owned and included in our portfolio as of January 1, 2019 and still owned and included in our portfolio as of June 30, 2020.
9.Includes 538,164 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights in the first quarter of 2019.

Overview

Acquisitions

We had no acquisitions during the six months ended June 30, 2020.

Dispositions

We had no dispositions during the six months ended June 30, 2020.

Held for Sale

We had no properties classified as held for sale as of June 30, 2020.

Studio Joint Venture

On July 30, 2020, funds affiliated with Blackstone acquired a 49% interest in our Hollywood Media Portfolio, a 2.2 million-square-foot collection of studio and office properties with a gross portfolio valuation of $1.65 billion. Specifically, assets part of the transaction include Sunset Gower, Sunset Bronson and Sunset Las Palmas Studios, as well as 6040 Sunset, ICON, CUE, EPIC and Harlow, along with 1.1 million square feet of development rights associated with Sunset Gower and Sunset Las Palmas Studios. We retained a 51% ownership stake and remain responsible for day-to-day operations, leasing and development, and the joint venture will look to partner on studio acquisitions in Los Angeles and other key markets. The transaction closed on July 30, 2020.

In conjunction with closing the transaction, the joint venture closed a $900.0 million mortgage loan secured by the portfolio. This loan has an initial term of two years from the first payment date, with three one-year extension options, subject to certain requirements. With an initial interest rate of LIBOR plus 2.15% per annum, it bears interest only payable every month during the term of the loan with principal payable at maturity. The loan is non-recourse, except as to customary non-recourse carveout guaranties from us and the Blackstone affiliate.

The combined proceeds from the sale of the 49% interest in the Hollywood Media Portfolio and our share of asset-level financing was approximately $1.27 billion before closing credits, prorations and costs. We expect to use approximately $780.0 million to repay all outstanding amounts under our revolving credit facilities and Term Loans B and D, which are due second and fourth quarter 2022, respectively. The remainder will be available for potential future investments and/or share repurchases, and general corporate purposes.

Under Construction and Future Development Projects

The following table summarizes the properties currently under redevelopment and development as well as future redevelopment and developments as of June 30, 2020:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Redevelopment:
Harlow	Hollywood	106,125	Q3-2020	Q3-2021
One Westside(2)	West Los Angeles	584,000	Q1-2022	Q2-2023
Total Under Construction		690,125

Future Development Pipeline:
Washington 1000	Denny Triangle	538,164	TBD	TBD
Bentall Centre—Development	Downtown Vancouver	450,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Bronson Studios Lot D—Development	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development	Hollywood	423,396	TBD	TBD
Sunset Las Palmas Studios—Development	Hollywood	400,000	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
Total Future Development Pipeline		2,681,376
TOTAL REDEVELOPMENT AND FUTURE DEVELOPMENT		3,371,501

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

Lease Expirations

The following table summarizes the lease expirations for leases in place as of June 30, 2020, plus available space, beginning January 1, 2020 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share
Year of Lease Expiration	Number of Leases Expiring(1)	Square Footage of Expiring Leases(2)	Square Footage of Expiring Leases(3)	Percent of Office Portfolio Square Feet	Annualized Base Rent(4)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(5)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(6)
Vacant		1,221,639	1,179,858	9.2%
2020	94	488,052	432,638	3.4	$22,168,523	3.6%	$51.24	$22,597,239	$52.23
2021	182	1,518,646	1,357,320	10.6	64,871,481	10.6	47.79	66,466,697	48.97
2022	179	1,499,279	1,321,619	10.3	65,883,432	10.9	49.85	69,908,756	52.90
2023	122	1,843,968	1,426,324	11.1	64,865,365	10.6	45.48	71,586,806	50.19
2024	126	1,845,614	1,646,248	12.9	83,860,486	13.8	50.94	94,038,639	57.12
2025	74	1,544,051	1,258,591	9.9	73,514,016	12.1	58.41	83,457,914	66.31
2026	33	440,493	393,499	3.1	23,509,366	3.9	59.74	28,242,582	71.77
2027	26	594,174	506,098	4.0	28,830,447	4.7	56.97	34,693,564	68.55
2028	21	661,754	589,630	4.6	37,231,617	6.1	63.14	45,951,306	77.93
2029	17	311,382	217,548	1.7	15,981,731	2.6	73.46	19,861,411	91.30
Thereafter	26	1,990,297	1,757,574	13.8	97,291,537	16.0	55.36	133,392,807	75.90
Building management use	31	170,640	159,563	1.3	—	—	—	—	—
Signed leases not commenced(7)	20	701,678	517,621	4.1	31,340,463	5.1	60.55	45,944,459	88.76
Portfolio Total/Weighted Average	951	14,831,667	12,764,131	100.0%	$609,348,464	100.0%	$52.60	$716,142,180	$61.82
_____________
1.Does not include 36 month-to-month leases.
2.Total expiring square footage does not include 24,886 square feet of month-to-month leases.
3.Total expiring square footage does not include 18,125 square feet of month-to-month leases.
4.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) as of June 30, 2020, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
5.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of June 30, 2020.
6.Annualized base rent per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of June 30, 2020.
7.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of June 30, 2020 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of June 30, 2020, divided by (ii) square footage under uncommenced leases as of June 30, 2020.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Renewals(1)
Number of leases	29	40	45	56
Square feet(2)	82,419	193,601	171,571	290,724
Tenant improvement costs per square foot(3)(4)	$.80	$12.23	$4.93	$10.88
Leasing commission costs per square foot(3)	3.27	8.72	6.34	8.45
Total tenant improvement and leasing commission costs(3)	$4.07	$20.95	$11.27	$19.33

New leases(5)
Number of leases	8	39	40	68
Square feet(2)	25,010	311,012	164,790	1,258,025
Tenant improvement costs per square foot(3)(4)	$57.71	$52.14	$41.03	$83.37
Leasing commission costs per square foot(3)	10.34	11.94	6.24	28.66
Total tenant improvement and leasing commission costs(3)	$68.05	$64.08	$47.27	$112.03

TOTAL
Number of leases	37	79	85	124
Square feet(2)	107,429	504,613	336,361	1,548,749
Tenant improvement costs per square foot(3)(4)	$14.05	$36.02	$21.22	$69.66
Leasing commission costs per square foot(3)	4.92	10.64	6.30	24.83
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(3)	$18.97	$46.66	$27.52	$94.49
_____________
1.Excludes retained tenants that have relocated or expanded into new space within our portfolio.
2.Second quarter 2020 leasing activity includes 51,742 square feet of short-term extensions (i.e. 12 months or less) in connection with COVID-19 tenant relief.
3.Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.
4.Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted at the time the lease commenced.
5.Includes retained tenants that have relocated or expanded into new space within our portfolio.

Financings

During the six months ended June 30, 2020, the outstanding borrowings on the unsecured revolving credit facility increased by $125.0 million, net of repayments. We generally use the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements, lease commissions and capital expenditures and to provide for working capital and other corporate purposes.

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

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of April 1, 2019 and still owned and included in the stabilized portfolio as of June 30, 2020; and

•Non-same-store properties, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net income to NOI:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Net income	$7,011	$12,823	$(5,812)	(45.3)%
Adjustments:
(Income) loss from unconsolidated real estate entity	(410)	85	(495)	(582.4)
Fee income	(556)	—	(556)	100.0
Interest expense	27,930	26,552	1,378	5.2
Interest income	(1,048)	(1,008)	(40)	4.0
Transaction-related expenses	157	—	157	100.0
Unrealized loss on non-real estate investment	2,267	—	2,267	100.0
Other income	(716)	(181)	(535)	295.6
General and administrative	17,897	18,344	(447)	(2.4)
Depreciation and amortization	73,516	69,606	3,910	5.6
NOI	$126,048	$126,221	$(173)	(0.1)%

Same-store NOI	$109,083	$116,444	$(7,361)	(6.3)%
Non-same-store NOI	16,965	9,777	7,188	73.5
NOI	$126,048	$126,221	$(173)	(0.1)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Three Months Ended June 30,
	2020	2019
Same-store office
Number of properties	39	39
Rentable square feet	10,207,076	10,207,076
Ending % leased	94.5%	96.7%
Ending % occupied	94.0%	95.9%
Average % occupied for the period	94.2%	94.6%
Average annual rental rate per square foot	52.70	50.60

Same-store studio
Number of properties	3	3
Rentable square feet	1,224,403	1,224,403
Average % occupied for the period(1)	92.7%	N/A
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended June 30,
	2020			2019
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$153,042	$27,612	$180,654	$151,316	$20,940	$172,256
Service and other revenues	3,218	436	3,654	6,358	433	6,791
Total office revenues	156,260	28,048	184,308	157,674	21,373	179,047

Studio
Rental	12,128	—	12,128	14,521	—	14,521
Service and other revenues	2,174	—	2,174	3,088	—	3,088
Total studio revenues	14,302	—	14,302	17,609	—	17,609

Total revenues	170,562	28,048	198,610	175,283	21,373	196,656

Operating expenses
Office operating expenses	53,528	11,083	64,611	49,300	11,596	60,896
Studio operating expenses	7,951	—	7,951	9,539	—	9,539
Total operating expenses	61,479	11,083	72,562	58,839	11,596	70,435

Office NOI	102,732	16,965	119,697	108,374	9,777	118,151
Studio NOI	6,351	—	6,351	8,070	—	8,070
NOI	$109,083	$16,965	$126,048	$116,444	$9,777	$126,221

The following table gives further detail on our change in NOI:

	Three Months Ended June 30, 2020 as compared to Three Months Ended June 30, 2019
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$1,726	1.1%	$6,672	31.9%	$8,398	4.9%
Service and other revenues	(3,140)	(49.4)	3	0.7	(3,137)	(46.2)
Total office revenues	(1,414)	(0.9)	6,675	31.2	5,261	2.9

Studio
Rental	(2,393)	(16.5)	—	—	(2,393)	(16.5)
Service and other revenues	(914)	(29.6)	—	—	(914)	(29.6)
Total studio revenues	(3,307)	(18.8)	—	—	(3,307)	(18.8)

Total revenues	(4,721)	(2.7)	6,675	31.2	1,954	1.0

Operating expenses
Office operating expenses	4,228	8.6	(513)	(4.4)	3,715	6.1
Studio operating expenses	(1,588)	(16.6)	—	—	(1,588)	(16.6)
Total operating expenses	2,640	4.5	(513)	(4.4)	2,127	3.0

Office NOI	(5,642)	(5.2)	7,188	73.5	1,546	1.3
Studio NOI	(1,719)	(21.3)	—	—	(1,719)	(21.3)
NOI	$(7,361)	(6.3)%	$7,188	73.5%	$(173)	(0.1)%

NOI decreased $0.2 million, or 0.1%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily resulting from:

•$7.4 million decrease in NOI from our same-store properties driven by:
•a decrease in office NOI of $5.6 million primarily due to:
•$4.2 million increase in operating expenses at our Rincon Center, 275 Brannan and 910 Market properties primarily related to an increase in real estate taxes and repairs and maintenance expense;
•$3.1 million decrease in service and other revenues primarily related to a decrease in parking and other revenue at our 83 King and Rincon Center properties due to reduced activity during the COVID-19 pandemic; and
•partially offset by $1.7 million increase in rental revenues primarily related to leases commenced at our Foothill Research Center (Google, Inc.) and 1455 Market (Square, Inc. and WeWork Companies, Inc.) properties.
•a decrease in studio NOI of $1.7 million primarily due to:
•$2.4 million decrease in rental revenues primarily related to temporary closures at our studio properties related to the COVID-19 pandemic;
•$0.9 million decrease in service revenues and other also primarily resulting from the temporary closures due to COVID-19; and
•partially offset by $1.6 million decrease in operating expenses primarily related to reduced operating activity at our studio properties due to temporary closures related to COVID-19.
•$7.2 million increase in NOI from our non-same-store properties driven by:
•overall increase in office NOI of $7.2 million primarily due to:
•$6.7 million increase in rental revenues primarily relating to commencement of leases at our Fourth & Traction (Honey Science Corporation) and EPIC (Netflix, Inc.) properties; and
•partially offset by $513.0 thousand decrease in operating expenses primarily relating to operating expenses taken at our Campus Center property in second quarter 2019 offset by an increase at MaxWell in second quarter 2020.

Other Expenses (Income)

Interest Expense

The following table presents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2020	2019	Dollar Change	Percent Change
Gross interest expense	$31,165	$28,980	$2,185	7.5%
Capitalized interest	(4,479)	(3,871)	(608)	15.7
Amortization of deferred financing costs and loan discounts/premiums	1,244	1,443	(199)	(13.8)
TOTAL	$27,930	$26,552	$1,378	5.2%

Gross interest expense increased by $2.2 million, or 7.5%, to $31.2 million for the three months ended June 30, 2020 compared to $29.0 million for the three months ended June 30, 2019. The increase was primarily driven by the issuance of our 4.65% registered senior notes (June 2019) and 3.25% registered senior notes (October 2019), partially offset by the paydown of Term loan A and a $290.0 million decrease of outstanding borrowings on our unsecured revolving credit facility.

Capitalized interest increased by $0.6 million, or 15.7%, to $4.5 million for the three months ended June 30, 2020 compared to $3.9 million for the three months ended June 30, 2019. The increase was primarily driven by our One Westside redevelopment property EPIC and Harlow development property, partially offset by recently completed redevelopment and development properties.

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses decreased $0.4 million, or 2.4%, to $17.9 million for the three months ended June 30, 2020 compared to $18.3 million for the three months ended June 30, 2019. The change was primarily attributable to a decrease in travel and entertainment expense, offset by an increase in payroll and related expenses as a result of lower capitalized costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.9 million, or 5.6%, to $73.5 million for the three months ended June 30, 2020 compared to $69.6 million for the three months ended June 30, 2019. The increase was primarily related to recently completed redevelopment and development properties (EPIC, Fourth & Traction and Maxwell) and an increase in leasing costs and tenant improvements for properties placed in service in the second quarter of 2019.

Income (loss) from unconsolidated real estate entity

We recognized $0.4 million of income from our unconsolidated real estate entity, for the three months ended June 30, 2020. The income represents our share of net income from the unconsolidated real estate entity.

Fee Income

We recognized fee income of $0.6 million for the three months ended June 30, 2020. Fee income primarily represents management fee, construction management fee and leasing commission income earned from the unconsolidated real estate entity.

Unrealized loss on non-real estate investment

We recognized an unrealized loss on our non-real estate investment of $2.3 million due to the observable changes in fair value for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of April 1, 2019 and still owned and included in the stabilized portfolio as of June 30, 2020; and

•Non-same-store properties, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net income to NOI:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2020	2019
Net income (loss)	$20,960	$(24,072)	$45,032	(187.1)%
Adjustments:
(Income) loss from unconsolidated real estate entity	(174)	85	(259)	(304.7)
Fee income	(1,166)	—	(1,166)	100.0
Interest expense	54,347	50,902	3,445	6.8
Interest income	(2,073)	(2,032)	(41)	2.0
Transaction-related expenses	259	128	131	102.3
Unrealized loss on non-real estate investment	2,848	—	2,848	100.0
Impairment loss	—	52,201	(52,201)	(100.0)
Other income	(1,030)	(75)	(955)	1,273.3
General and administrative	36,515	36,438	77	0.2
Depreciation and amortization	147,279	138,111	9,168	6.6
NOI	$257,765	$251,686	$6,079	2.4%

Same-store NOI	223,905	230,771	(6,866)	(3.0)
Non-same-store NOI	33,860	20,915	12,945	61.9
NOI	$257,765	$251,686	$6,079	2.4%

The following table summarizes certain statistics of our same-store office and studio properties:

	Six Months Ended June 30,
	2020	2019
Same-store office
Number of properties	39	39
Rentable square feet	10,207,076	10,207,076
Ending % leased	94.5%	96.7%
Ending % occupied	94.0%	95.9%
Average % occupied for the period	94.6%	94.1%
Average annual rental rate per square foot	$52.70	$50.60

Same-store studio
Number of properties	3	3
Rentable square feet	1,224,403	1,224,403
Average % occupied for the period(1)	92.7%	N/A
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Six Months Ended June 30,
	2020			2019
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$307,148	$54,619	$361,767	$300,858	$41,595	$342,453
Service and other revenues	8,390	578	8,968	11,613	839	12,452
Total office revenues	315,538	55,197	370,735	312,471	42,434	354,905

Studio
Rental	25,043	—	25,043	26,915	—	26,915
Service and other revenues	9,059	—	9,059	12,225	—	12,225
Total studio revenues	34,102	—	34,102	39,140	—	39,140

Total revenues	349,640	55,197	404,837	351,611	42,434	394,045

Operating expenses
Office operating expenses	107,134	21,337	128,471	100,192	21,519	121,711
Studio operating expenses	18,601	—	18,601	20,648	—	20,648
Total operating expenses	125,735	21,337	147,072	120,840	21,519	142,359

Office NOI	208,404	33,860	242,264	212,279	20,915	233,194
Studio NOI	15,501	—	15,501	18,492	—	18,492
NOI	$223,905	$33,860	$257,765	$230,771	$20,915	$251,686

The following table gives further detail on our change in NOI:

	Six Months Ended June 30, 2020 as compared to Six Months Ended June 30, 2019
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$6,290	2.1%	$13,024	31.3%	$19,314	5.6%
Service and other revenues	(3,223)	(27.8)	(261)	(31.1)	(3,484)	(28.0)
Total office revenues	3,067	1.0	12,763	30.1	15,830	4.5

Studio
Rental	(1,872)	(7.0)	—	—	(1,872)	(7.0)
Service and other revenues	(3,166)	(25.9)	—	—	(3,166)	(25.9)
Total studio revenues	(5,038)	(12.9)	—	—	(5,038)	(12.9)

Total revenues	(1,971)	(0.6)	12,763	30.1	10,792	2.7

Operating expenses
Office operating expenses	6,942	6.9	(182)	(0.8)	6,760	5.6
Studio operating expenses	(2,047)	(9.9)	—	—	(2,047)	(9.9)
Total operating expenses	4,895	4.1	(182)	(0.8)	4,713	3.3

Office NOI	(3,875)	(1.8)	12,945	61.9	9,070	3.9
Studio NOI	(2,991)	(16.2)	—	—	(2,991)	(16.2)
NOI	$(6,866)	(3.0)%	$12,945	61.9%	$6,079	2.4%

NOI increased $6.1 million, or 2.4%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily resulting from:

•$6.9 million decrease in NOI from our same-store properties driven by:
•a decrease in office NOI of $3.9 million primarily due to:
•$6.9 million increase in operating expenses at our Rincon Center, 275 Brannan and 910 Market properties primarily related to an increase in real estate taxes and repairs and maintenance expense;
•$3.2 million decrease in service and other revenues primarily related to lower parking and other revenue at our Ferry Building, 6922 Hollywood, and Rincon Center properties due to reduced foot traffic and activity during the COVID-19 pandemic; and
•partially offset by a $6.3 million increase in rental revenues primarily related to leases commenced at our 1455 Market (Square, Inc. and WeWork Companies Inc.), Foothill Research Center (Google Inc) and Towers at Shore Center (various tenants) properties.
•a decrease in studio NOI of $3.0 million primarily due to:
•$3.2 million decrease in service and other revenues primarily resulting from temporary shutdowns at our studio properties due to the COVID-19 pandemic;
•$1.9 million decrease in rental revenues also primarily related to temporary closures at our studio properties related to COVID-19; and
•partially offset by $2.0 million decrease in operating expenses relating to reduced operating activity due to temporary shutdowns related to COVID-19.
•$12.9 million increase in NOI from our non-same-store properties driven by:
•overall increase in office NOI of $12.9 million primarily due to:
•$13.0 million increase in rental revenues primarily relating to:
•leases commenced at EPIC (Netflix, Inc.), Fourth and Traction (Honey Science Corporation), Metro Center (various tenants) and 333 Twin Dolphin (various tenants) and reduced operating expenses at properties sold in 2019; and

•partially offset by tenants vacating at our 10850 Pico property and increased operating expenses at Maxwell.

Other Expenses (Income)

Interest Expense

The following table presents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Six Months Ended June 30,
	2020	2019	Dollar Change	Percent Change
Gross interest expense	$61,451	$56,445	$5,006	8.9%
Capitalized interest	(9,593)	(8,577)	(1,016)	11.8
Amortization of deferred financing costs and loan discounts/premiums	2,489	3,034	(545)	(18.0)
TOTAL	$54,347	$50,902	$3,445	6.8%

Gross interest expense increased by $5.0 million, or 8.9%, to $61.5 million for the six months ended June 30, 2020 compared to $56.4 million for the six months ended June 30, 2019. The increase was primarily driven by the issuance of our 4.65% registered senior notes (February and June 2019), 3.25% registered senior notes (October 2019) and $20.0 million increase of outstanding borrowings on our unsecured revolving credit facility, partially offset by the paydown of Term loan A and Term Loan C.

Capitalized interest increased $1.0 million, or 11.8%, to $9.6 million for the six months ended June 30, 2020 compared to $8.6 million for the six months ended June 30, 2019. The increase was primarily driven by our One Westside redevelopment property and our EPIC and Harlow development properties, partially offset by recently completed redevelopment and development properties.

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $0.1 million, or 0.2%, to $36.5 million for the six months ended June 30, 2020 compared to $36.4 million for the six months ended June 30, 2019. The change was primarily attributable to an increase in payroll and related expenses as a result of lower capitalized costs, offset by a decrease in travel and entertainment expense.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $9.2 million, or 6.6%, to $147.3 million for the six months ended June 30, 2020 compared to $138.1 million for the six months ended June 30, 2019. The increase was primarily related to recently completed redevelopment and development properties (EPIC, Fourth & Traction and Maxwell) and an increase in leasing costs and tenant improvements for properties placed in service during the six months ended June 30, 2020.

Income (loss) from unconsolidated real estate entity

We recognized $0.2 million income from our unconsolidated real estate entity, for the six months ended June 30, 2020. The income represents our share of net income from the unconsolidated real estate entity.

Fee Income

We recognized fee income of $1.2 million for the six months ended June 30, 2020. Fee income primarily represents management fee, construction management fee and leasing commission income earned from the unconsolidated real estate entity.

Unrealized loss on non-real estate investment

We recognized an unrealized loss on our non-real estate investment of $2.8 million due to the observable changes in fair value for the six months ended June 30, 2020.

Impairment Loss

We recorded $52.2 million of impairment charges during the six months ended June 30, 2019 related to our Campus Center office property. We did not recognize impairment charges during the six months ended June 30, 2020.

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

Liquidity Sources

We had $45.1 million of cash and cash equivalents at June 30, 2020. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service our debt and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through June 30, 2020. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program. We did not utilize the ATM program during the six months ended June 30, 2020.

As of June 30, 2020, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, $200.0 million of which had been drawn. As of June 30, 2020, we had total borrowing capacity of $235.0 million secured by our Sunset Bronson Studios/ICON/CUE properties, $5.0 million of which had been drawn. As of June 30, 2020, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and 10850 Pico properties, $33.8 million of which had been drawn.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total consolidated market capitalization (counting series A preferred units as debt) as of June 30, 2020:

June 30, 2020
Unsecured and secured debt(1)	$2,998,350
Series A preferred units	9,815
Total consolidated debt	3,008,165
Less: Cash and cash equivalents	45,052
Total consolidated debt, net	2,963,113
Common equity capitalization(2)	3,939,339
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$6,902,452
Total consolidated debt, net/total consolidated market capitalization	42.9%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of our stock of $25.16, as reported by the NYSE, as of June 30, 2020.

Outstanding Indebtedness

The following table sets forth information as of June 30, 2020 and December 31, 2019 with respect to our outstanding indebtedness (excluding unamortized deferred financing costs and loan discounts/premiums):

	June 30, 2020	December 31, 2019
Unsecured debt	$2,600,000	$2,475,000
Secured debt	$398,350	$370,459
In-substance defeased debt	$133,387	$135,030
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of June 30, 2020.

Liquidity Uses

Contractual Obligations

During the six months ended June 30, 2020, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2019 Annual Report on Form 10-K. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Debt” for information regarding our minimum future principal payments due on our outstanding debt. See Part I, Item 1 “Note 11 to our Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum ground lease payments. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Prepaid Expenses and Other Assets, net” for additional contingencies.

Cash Flows

A comparison of our cash flow activity is as follows:

	Six Months Ended June 30,
	2020	2019	Dollar Change	Percent Change
Net cash provided by operating activities	$137,484	$145,716	$(8,232)	(5.6)%
Net cash used in investing activities	$(166,858)	$(270,036)	$103,178	(38.2)%
Net cash provided by financing activities	$27,987	$117,676	$(89,689)	(76.2)%

Cash and cash equivalents and restricted cash were $56.9 million and $58.3 million at June 30, 2020 and December 31, 2019, respectively.

Operating Activities

Net cash provided by operating activities decreased by $8.2 million, or 5.6%, to $137.5 million for the six months ended June 30, 2020 compared to $145.7 million for the six months ended June 30, 2019. The change resulted primarily from a higher cash NOI partially offset by an increase in interest expense in 2020.

Investing Activities

Net cash used in investing activities decreased by $103.2 million, or 38.2%, to $166.9 million for the six months ended June 30, 2020 compared to $270.0 million for the six months ended June 30, 2019. The change resulted primarily from $64.4 million contributions to unconsolidated entity in 2019, $20.0 million lower additions to investment property during 2020 and $20.5 million of deposits for property acquisitions made in 2019.

Financing Activities

Net cash provided by financing activities decreased by $89.7 million, or 76.2%, to $28.0 million for the six months ended June 30, 2020 compared to $117.7 million for the six months ended June 30, 2019. The change resulted primarily from $56.8 million lower proceeds from secured and unsecured debt in 2020 as well as $35.4 million spent on share repurchases in 2020.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have one investment in an unconsolidated real estate entity, pursuant to a co-ownership agreement with an affiliate of Blackstone 1 LP, the Bentall Centre property located in Vancouver, Canada. We own 20% of this joint venture and we serve as the operating partner. The unconsolidated real estate entity has mortgage indebtedness. Due to our significant influence over the unconsolidated entity, we account for the entity using the equity method of accounting. As of June 30, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by the unconsolidated entity was approximately $465.7 million and our proportionate share is approximately $93.1 million.

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

The following table presents a reconciliation of net income to FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$7,011	$12,823	$20,960	$(24,072)
Adjustments:
Depreciation and amortization—Consolidated	73,516	69,606	147,279	138,111
Depreciation and amortization—Corporate-related	(574)	(530)	(1,139)	(1,053)
Depreciation and amortization—Company’s share from unconsolidated real estate entity	1,355	563	2,736	563
Impairment loss	—	—	—	52,201
Unrealized loss on non-real estate investment	2,267	—	2,848	—
FFO attributable to non-controlling interests	(6,801)	(6,831)	(13,894)	(13,569)
FFO attributable to preferred units	(153)	(153)	(306)	(306)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$76,621	$75,478	$158,484	$151,875

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2019 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2020 to the information provided in Part II, Item 7A, of our 2019 Annual Report on Form 10-K.

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

The global spread of COVID-19 has created, and is likely to continue to create, significant volatility, uncertainty and economic disruption. In response to the pandemic, state and local governments, including those in Northern and Southern California, the Pacific Northwest and British Columbia have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including industries our tenants operate in. The COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and on our financial condition, results of operations and cash flows due to, among other factors: our tenants’ ability to pay rent on their leases; our inability to re-let space in our properties on favorable terms; ability to access capital markets on favorable terms and potential delays with development and re-development activities resulting in failure to achieve expected occupancy and/or rent levels within the projected time frames. We collected approximately 97.3% of our second quarter combined contractual rents, comprised of approximately 99.0% from office tenants, 100.0% from studio tenants and 48.7% from storefront retail tenants. As of July 27, 2020, we have collected 94.8% of our July combined contractual rents, comprised of approximately 96.9% from office tenants, 100.0% from studio tenants and 31.4% from storefront retail tenants.

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

Social, political, and economic instability, unrest, and other circumstances beyond our control could adversely affect our business operations

Our business may be adversely affected by social, political, and economic instability, unrest, or disruption in a geographic region in which we operate, regardless of cause, including protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and political unrest. Such events may result in restrictions, curfews, or other actions and give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations.

There have been recent demonstrations and protests in cities throughout the U.S. as well as globally in connection with civil rights, liberties, and social and governmental reform. While protests have been peaceful in many locations, looting, vandalism, and fires have taken place in cities, including Seattle, Los Angeles, and Vancouver, Canada, which led to the imposition of mandatory curfews and, in some locations, deployment of the U.S. National Guard. Government actions in an effort to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being, and increase the need for additional expenditures on security resources. In addition, action resulting from such social or political unrest may pose significant risks to our personnel, facilities, and operations. The effect and duration of the demonstrations, protests, or other factors is uncertain, and we cannot assure there will not be further political or social unrest in the future or that there will not be other events that could lead to the disruption of social, political, and economic conditions. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, and cash flows, or the market price of our common stock. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, may also have potential to materially adversely affect our business, financial condition, and results of operations.

Please review the Risk Factors set forth in our 2019 Annual Report on Form 10-K for additional risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities:

During the second quarter of 2020, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the second quarter of 2020, we issued an aggregate of 23,428 shares of our common stock in connection with restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with restricted stock awards for a net issuance of 23,428 shares of common stock. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s partnership agreement. During the second quarter of 2020, our operating partnership issued an aggregate of 23,428 common units to us.

All other issuances of unregistered equity securities of our operating partnership during the six months ended June 30, 2020 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $7.61 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	July 31, 2020	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	July 31, 2020	/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	July 31, 2020	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	July 31, 2020	/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)