Form 10-Q
period 2020-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2020-11-05
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at November 2, 2020 was 152,144,950.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of September 30, 2020, Hudson Pacific Properties, Inc. owned approximately 99.0% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.0% interest was owned by certain of our executive officers, directors and outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Investment in real estate, at cost	$7,534,773	$7,269,128
Accumulated depreciation and amortization	(1,040,907)	(898,279)
Investment in real estate, net	6,493,866	6,370,849
Cash and cash equivalents	365,294	46,224
Restricted cash	38,979	12,034
Accounts receivable, net	14,136	13,007
Straight-line rent receivables, net	226,510	195,328
Deferred leasing costs and lease intangible assets, net	255,907	285,448
U.S. Government securities	136,649	140,749
Operating lease right-of-use asset	266,059	269,029
Prepaid expenses and other assets, net	80,727	68,974
Investment in unconsolidated real estate entity	63,874	64,926
TOTAL ASSETS	$7,942,001	$7,466,568

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,055,197	$2,817,910
In-substance defeased debt	132,560	135,030
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	282,766	212,673
Operating lease liability	270,827	272,701
Lease intangible liabilities, net	23,525	31,493
Security deposits and prepaid rent	75,987	86,188
Total liabilities	3,906,998	3,622,131

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	126,896	125,260

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 authorized, 152,143,492 shares and 154,691,052 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1,522	1,546
Additional paid-in capital	3,233,105	3,415,808
Accumulated other comprehensive loss	(12,795)	(561)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,221,832	3,416,793
Non-controlling interest—members in consolidated entities	644,924	269,487
Non-controlling interest—units in the operating partnership	31,536	23,082
Total equity	3,898,292	3,709,362
TOTAL LIABILITIES AND EQUITY	$7,942,001	$7,466,568

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Office
Rental	$178,256	$179,197	$540,023	$521,650
Service and other revenues	2,460	6,162	11,428	18,339
Total office revenues	180,716	185,359	551,451	539,989
Studio
Rental	11,724	11,086	36,767	38,001
Service and other revenues	3,845	11,117	12,904	23,342
Total studio revenues	15,569	22,203	49,671	61,343
Total revenues	196,285	207,562	601,122	601,332
OPERATING EXPENSES
Office operating expenses	66,075	66,969	194,546	188,680
Studio operating expenses	9,034	11,440	27,635	32,088
General and administrative	17,428	17,661	53,943	54,099
Depreciation and amortization	75,052	69,781	222,331	207,892
Total operating expenses	167,589	165,851	498,455	482,759
OTHER (EXPENSE) INCOME
(Loss) income from unconsolidated real estate entity	(105)	(260)	69	(345)
Fee income	575	656	1,741	931
Interest expense	(32,492)	(26,590)	(86,839)	(77,492)
Interest income	1,056	1,002	3,129	3,034
Transaction-related expenses	(181)	(331)	(440)	(459)
Unrealized gain (loss) on non-real estate investment	513	—	(2,335)	—
Gain on sale of real estate	—	47,100	—	47,100
Impairment loss	—	—	—	(52,201)
Other income (loss)	576	(333)	1,606	(258)
Total other (expense) income	(30,058)	21,244	(83,069)	(79,690)
Net (loss) income	(1,362)	62,955	19,598	38,883
Net income attributable to preferred units	(153)	(153)	(459)	(459)
Net income attributable to participating securities	(109)	(274)	(321)	(138)
Net income attributable to non-controlling interest in consolidated real estate entities	(5,170)	(3,660)	(12,577)	(9,798)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,304	347	2,707	1,505
Net loss (income) attributable to non-controlling interest in the operating partnership	54	(460)	(89)	(225)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,436)	$58,755	$8,859	$29,768

BASIC AND DILUTED PER SHARE AMOUNTS
Net (loss) income attributable to common stockholders—basic	$(0.04)	$0.38	$0.06	$0.19
Net (loss) income attributable to common stockholders—diluted	$(0.04)	$0.38	$0.06	$0.19
Weighted average shares of common stock outstanding—basic	153,196,007	154,414,452	153,643,278	154,398,466
Weighted average shares of common stock outstanding—diluted	153,196,007	156,498,919	156,030,815	156,400,075

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(1,362)	$62,955	$19,598	$38,883
Currency translation adjustments	1,210	(720)	(1,651)	595
Net unrealized gains (losses) on derivative instruments:
Unrealized losses	(177)	(1,957)	(14,306)	(15,847)
Reclassification adjustment for realized gains (losses)	2,087	(1,360)	3,598	(5,109)
Total net unrealized gains (losses) on derivative instruments	1,910	(3,317)	(10,708)	(20,956)
Total other comprehensive income (loss)	3,120	(4,037)	(12,359)	(20,361)
Comprehensive income	1,758	58,918	7,239	18,522
Comprehensive income attributable to preferred units	(153)	(153)	(459)	(459)
Comprehensive income attributable to participating securities	(109)	(274)	(321)	(138)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(5,170)	(3,660)	(12,577)	(9,798)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,304	347	2,707	1,505
Comprehensive loss (income) attributable to non-controlling interest in the operating partnership	27	(429)	36	(92)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,343)	$54,749	$(3,375)	$9,540

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2020
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Entities	Total Equity
Balance at June 30, 2020	153,319,333	$1,534	$3,317,192	$—	$(15,888)	$28,767	$270,026	$3,601,631
Contributions	—	—	—	—	—	—	372,451	372,451
Distributions	—	—	—	—	—	—	(2,723)	(2,723)
Transaction costs	—	—	(16,073)	—	—	—	—	(16,073)
Issuance of unrestricted stock	1,286	—	—	—	—	—	—	—
Shares repurchased	(1,177,127)	(12)	(26,580)	—	—	—	—	(26,592)
Declared dividend	—	—	(43,730)	5,327	—	(450)	—	(38,853)
Amortization of stock-based compensation	—	—	2,296	—	—	3,246	—	5,542
Net (loss) income	—	—	—	(5,327)	—	(54)	5,170	(211)
Other comprehensive income	—	—	—	—	3,093	27	—	3,120
Balance at September 30, 2020	152,143,492	$1,522	$3,233,105	$—	$(12,795)	$31,536	$644,924	$3,898,292

Balance at December 31, 2019	154,691,052	$1,546	$3,415,808	$—	$(561)	$23,082	$269,487	$3,709,362
Contributions	—	—	—	—	—	—	372,451	372,451
Distributions	—	—	—	—	—	—	(9,591)	(9,591)
Transaction costs	—	—	(16,073)	—	—	—	—	(16,073)
Issuance of unrestricted stock	180,291	3	(3)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	(136,717)	(1)	(5,500)	—	—	—	—	(5,501)
Shares repurchased	(2,591,134)	(26)	(61,917)	—	—	—	—	(61,943)
Declared dividend	—	—	(106,096)	(9,180)	—	(1,350)	—	(116,626)
Amortization of stock-based compensation	—	—	6,886	—	—	9,840	—	16,726
Net income	—	—	—	9,180	—	89	12,577	21,846
Other comprehensive loss	—	—	—	—	(12,234)	(125)	—	(12,359)
Balance at September 30, 2020	152,143,492	$1,522	$3,233,105	$—	$(12,795)	$31,536	$644,924	$3,898,292

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

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,598	$38,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222,331	207,892
Non-cash portion of interest expense	7,257	4,422
Amortization of stock-based compensation	14,409	15,393
(Income) loss from unconsolidated real estate entity	(69)	345
Unrealized loss on non-real estate investment	2,335	—
Straight-line rents	(31,182)	(39,602)
Straight-line rent expenses	1,096	1,097
Amortization of above- and below-market leases, net	(7,457)	(9,919)
Amortization of above- and below-market ground leases, net	1,763	1,845
Amortization of lease incentive costs	1,437	1,267
Impairment loss	—	52,201
Gains on sale of real estate	—	(47,100)
Change in operating assets and liabilities:
Accounts receivable	(1,129)	(1,726)
Deferred leasing costs and lease intangibles	(9,767)	(36,069)
Prepaid expenses and other assets	(17,586)	(10,217)
Accounts payable, accrued liabilities and other	55,055	59,101
Security deposits and prepaid rent	(10,201)	(4,213)
Net cash provided by operating activities	247,890	233,600
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(308,909)	(275,051)
Maturities of U.S. Government securities	4,121	4,695
Proceeds from sale of real estate	—	147,823
Distributions from unconsolidated entities	573	290
Contributions to unconsolidated entities	(989)	(64,503)
Deposits for property acquisitions	—	(20,500)
Net cash used in investing activities	(305,204)	(207,246)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,391,651	735,001
Payments of unsecured and secured debt	(1,149,943)	(630,424)
Payments of in-substance defeased debt	(2,470)	(2,377)
Transaction costs	(16,073)	—
Repurchase of common stock	(53,475)	—
Redemption of operating partnership units	—	(525)
Dividends paid to common stock and unitholders	(116,626)	(118,696)
Dividends paid to preferred unitholders	(459)	(459)
Contribution of redeemable non-controlling member in consolidated real estate entities	4,351	10,587
Distribution of redeemable non-controlling member in consolidated real estate entities	(8)	(7)
Contribution of non-controlling member in consolidated real estate entities	372,451	—
Distribution to non-controlling member in consolidated real estate entities	(9,591)	(8,382)
Payments to satisfy tax withholding	(5,501)	(3,668)
Payment of loan costs, net loan premium paid	(10,978)	(6,256)
Net cash provided by (used in) financing activities	403,329	(25,206)
Net increase in cash and cash equivalents and restricted cash	346,015	1,148
Cash and cash equivalents and restricted cash—beginning of period	58,258	68,191
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$404,273	$69,339

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.     FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Investment in real estate, at cost	$7,534,773	$7,269,128
Accumulated depreciation and amortization	(1,040,907)	(898,279)
Investment in real estate, net	6,493,866	6,370,849
Cash and cash equivalents	365,294	46,224
Restricted cash	38,979	12,034
Accounts receivable, net	14,136	13,007
Straight-line rent receivables, net	226,510	195,328
Deferred leasing costs and lease intangible assets, net	255,907	285,448
U.S. Government securities	136,649	140,749
Operating lease right-of-use asset	266,059	269,029
Prepaid expenses and other assets, net	80,727	68,974
Investment in unconsolidated real estate entity	63,874	64,926
TOTAL ASSETS	$7,942,001	$7,466,568

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,055,197	$2,817,910
In-substance defeased debt	132,560	135,030
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	282,766	212,673
Operating lease liability	270,827	272,701
Lease intangible liabilities, net	23,525	31,493
Security deposits and prepaid rent	75,987	86,188
Total liabilities	3,906,998	3,622,131

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	126,896	125,260

Capital
Hudson Pacific Properties, L.P. partners’ capital
Common units, 153,055,350 and 155,602,910 outstanding at September 30, 2020 and December 31, 2019, respectively	3,266,340	3,440,488
Accumulated other comprehensive loss	(12,972)	(613)
Total Hudson Pacific Properties, L.P. partners’ capital	3,253,368	3,439,875
Non-controlling interest—members in consolidated entities	644,924	269,487
Total capital	3,898,292	3,709,362
TOTAL LIABILITIES AND CAPITAL	$7,942,001	$7,466,568

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Office
Rental	$178,256	$179,197	$540,023	$521,650
Service and other revenues	2,460	6,162	11,428	18,339
Total office revenues	180,716	185,359	551,451	539,989
Studio
Rental	11,724	11,086	36,767	38,001
Service and other revenues	3,845	11,117	12,904	23,342
Total studio revenues	15,569	22,203	49,671	61,343
Total revenues	196,285	207,562	601,122	601,332
OPERATING EXPENSES
Office operating expenses	66,075	66,969	194,546	188,680
Studio operating expenses	9,034	11,440	27,635	32,088
General and administrative	17,428	17,661	53,943	54,099
Depreciation and amortization	75,052	69,781	222,331	207,892
Total operating expenses	167,589	165,851	498,455	482,759
OTHER (EXPENSE) INCOME
(Loss) income from unconsolidated real estate entity	(105)	(260)	69	(345)
Fee income	575	656	1,741	931
Interest expense	(32,492)	(26,590)	(86,839)	(77,492)
Interest income	1,056	1,002	3,129	3,034
Transaction-related expenses	(181)	(331)	(440)	(459)
Unrealized gain (loss) on non-real estate investment	513	—	(2,335)	—
Gain on sale of real estate	—	47,100	—	47,100
Impairment loss	—	—	—	(52,201)
Other income (loss)	576	(333)	1,606	(258)
Total other (expense) income	(30,058)	21,244	(83,069)	(79,690)
Net (loss) income	(1,362)	62,955	19,598	38,883
Net income attributable to non-controlling interest in consolidated real estate entities	(5,170)	(3,660)	(12,577)	(9,798)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,304	347	2,707	1,505
Net (loss) income attributable to Hudson Pacific Properties, L.P.	(5,228)	59,642	9,728	30,590
Net income attributable to preferred units	(153)	(153)	(459)	(459)
Net income attributable to participating securities	(261)	(460)	(780)	(232)
NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(5,642)	$59,029	$8,489	$29,899

BASIC AND DILUTED PER UNIT AMOUNTS
Net (loss) income attributable to common unitholders—basic	$(0.04)	$0.38	$0.05	$0.19
Net (loss) income attributable to common unitholders—diluted	$(0.04)	$0.38	$0.05	$0.19
Weighted average shares of common units outstanding—basic	154,107,865	155,135,225	154,555,136	155,077,381
Weighted average shares of common units outstanding—diluted	154,107,865	156,010,568	155,422,136	155,911,724

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(1,362)	$62,955	$19,598	$38,883
Currency translation adjustments	1,210	(720)	(1,651)	595
Net unrealized gains (losses) on derivative instruments:
Unrealized losses	(177)	(1,957)	(14,306)	(15,847)
Reclassification adjustment for realized gains (losses)	2,087	(1,360)	3,598	(5,109)
Total net unrealized gains (losses) on derivative instruments	1,910	(3,317)	(10,708)	(20,956)
Total other comprehensive income (loss)	3,120	(4,037)	(12,359)	(20,361)
Comprehensive income	1,758	58,918	7,239	18,522
Comprehensive income attributable to preferred units	(153)	(153)	(459)	(459)
Comprehensive income attributable to participating securities	(261)	(460)	(780)	(232)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(5,170)	(3,660)	(12,577)	(9,798)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,304	347	2,707	1,505
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(2,522)	$54,992	$(3,870)	$9,538

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and nine months ended September 30, 2020
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Entities	Total Capital
Balance at June 30, 2020	154,231,191	$3,347,697	$(16,092)	$3,331,605	$270,026	$3,601,631
Contributions	—	—	—	—	372,451	372,451
Distributions	—	—	—	—	(2,723)	(2,723)
Transaction costs	—	(16,073)	—	(16,073)	—	(16,073)
Issuance of unrestricted units	1,286	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	(1,177,127)	(26,592)	—	(26,592)	—	(26,592)
Declared distributions	—	(38,853)	—	(38,853)	—	(38,853)
Amortization of unit-based compensation	—	5,542	—	5,542	—	5,542
Net (loss) income	—	(5,381)	—	(5,381)	5,170	(211)
Other comprehensive income	—	—	3,120	3,120	—	3,120
Balance at September 30, 2020	153,055,350	$3,266,340	$(12,972)	$3,253,368	$644,924	$3,898,292

Balance at December 31, 2019	155,602,910	$3,440,488	$(613)	$3,439,875	$269,487	$3,709,362
Contributions	—	—	—	—	372,451	372,451
Distributions	—	—	—	—	(9,591)	(9,591)
Transaction costs	—	(16,073)	—	(16,073)	—	(16,073)
Issuance of unrestricted units	180,291	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	(136,717)	(5,501)	—	(5,501)	—	(5,501)
Repurchase of common units	(2,591,134)	(61,943)	—	(61,943)	—	(61,943)
Declared distributions	—	(116,626)	—	(116,626)	—	(116,626)
Amortization of unit-based compensation	—	16,726	—	16,726	—	16,726
Net income	—	9,269	—	9,269	12,577	21,846
Other comprehensive loss	—	—	(12,359)	(12,359)	—	(12,359)
Balance at September 30, 2020	153,055,350	$3,266,340	$(12,972)	$3,253,368	$644,924	$3,898,292

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

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,598	$38,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222,331	207,892
Non-cash portion of interest expense	7,257	4,422
Amortization of unit-based compensation	14,409	15,393
(Income) loss from unconsolidated real estate entity	(69)	345
Unrealized loss on non-real estate investment	2,335	—
Straight-line rents	(31,182)	(39,602)
Straight-line rent expenses	1,096	1,097
Amortization of above- and below-market leases, net	(7,457)	(9,919)
Amortization of above- and below-market ground leases, net	1,763	1,845
Amortization of lease incentive costs	1,437	1,267
Impairment loss	—	52,201
Gains on sale of real estate	—	(47,100)
Change in operating assets and liabilities:
Accounts receivable	(1,129)	(1,726)
Deferred leasing costs and lease intangibles	(9,767)	(36,069)
Prepaid expenses and other assets	(17,586)	(10,217)
Accounts payable and accrued liabilities and other	55,055	59,101
Security deposits and prepaid rent	(10,201)	(4,213)
Net cash provided by operating activities	247,890	233,600
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(308,909)	(275,051)
Maturities of U.S. Government securities	4,121	4,695
Proceeds from sale of real estate	—	147,823
Distributions from unconsolidated entities	573	290
Contributions to unconsolidated entities	(989)	(64,503)
Deposits for property acquisitions	—	(20,500)
Net cash used in investing activities	(305,204)	(207,246)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,391,651	735,001
Payments of unsecured and secured debt	(1,149,943)	(630,424)
Payments of in-substance defeased debt	(2,470)	(2,377)
Transaction costs	(16,073)	—
Repurchase of common units	(53,475)	—
Redemption of common units in the operating partnership	—	(525)
Distributions paid to common stock and unitholders	(116,626)	(118,696)
Distributions paid to preferred unitholders	(459)	(459)
Contribution of redeemable non-controlling member in consolidated real estate entities	4,351	10,587
Distribution of redeemable non-controlling member in consolidated real estate entities	(8)	(7)
Contribution of non-controlling member in consolidated real estate entities	372,451	—
Distribution to non-controlling member in consolidated real estate entities	(9,591)	(8,382)
Payments to satisfy tax withholding	(5,501)	(3,668)
Payment of loan costs, net loan premium paid	(10,978)	(6,256)
Net cash provided by (used in) financing activities	403,329	(25,206)
Net increase in cash and cash equivalents and restricted cash	346,015	1,148
Cash and cash equivalents and restricted cash—beginning of period	58,258	68,191
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$404,273	$69,339

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

The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest and Western Canada. The following table summarizes the Company’s portfolio as of September 30, 2020:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	51	13,383,650
Studios	3	1,224,403
Land	6	2,231,376
Total consolidated portfolio	60	16,839,429
Unconsolidated portfolio(1)
Office	1	1,486,957
Land	1	450,000
Total unconsolidated portfolio	2	1,936,957
TOTAL(2)	62	18,776,386
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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of September 30, 2020, the Company has determined its operating partnership and twelve joint ventures met the definition of a VIE. Eleven of the joint ventures are consolidated and one of the joint ventures is unconsolidated.

Consolidated Joint Ventures

On July 30, 2020, funds affiliated with Blackstone Property Partners (“Blackstone”) acquired a 49% interest in the Company’s three Hollywood studios (Sunset Gower, Sunset Bronson and Sunset Las Palmas Studios) and five on-lot or adjacent Class A office properties (6040 Sunset, ICON, CUE, EPIC and Harlow) (collectively, the “Hollywood Media Portfolio”). The Company retained a 51% ownership stake and remains responsible for day-to-day operations, leasing and development. As of September 30, 2020, the Company has determined that the entities included in the Hollywood Media Portfolio and the related entities met the definition of a VIE and are consolidated.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
As of September 30, 2020, the operating partnership has determined that twelve of its joint ventures met the definition of a VIE and eleven of them are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	One Westside and 10850 Pico	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%
Sunset Bronson Entertainment Properties, LLC	Sunset Bronson Studios, ICON, CUE	51.0%
Sunset Gower Entertainment Properties, LLC	Sunset Gower Studios	51.0%
Sunset Las Palmas Entertainment Properties, LLC	Sunset Las Palmas Studios, Harlow	51.0%
Sunset Services Holdings, LLC	None(1)	51.0%
Sunset Studios Holdings, LLC	EPIC	51.0%
Hudson Media and Entertainment Management, LLC	None(2)	51.0%
Hudson 6040 Sunset, LLC	6040 Sunset	51.0%
__________________
1.Sunset Services Holdings, LLC wholly owns Services Holdings, LLC, which owns 100% interests in Sunset Bronson Services, LLC, Sunset Gower Services, LLC and Sunset Las Palmas Services, LLC, which provide services to the respective entertainment properties above.
2.Hudson Media and Entertainment Management, LLC manages the properties comprising the Hollywood Media Portfolio.

As of September 30, 2020 and December 31, 2019, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE.

Unconsolidated Joint Ventures

As of September 30, 2020, the Company has determined it is not the primary beneficiary of one joint venture. Due to its significant influence over the unconsolidated entity, the Company accounts for the entity using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

On June 5, 2019, the Company purchased, pursuant to a co-ownership agreement with Blackstone 1 LP, the Bentall Centre property located in Vancouver, Canada. The joint venture property-owning entity is structured as a tenancy in common under applicable tax laws. The Company owns 20% of this joint venture and serves as the operating partner. The Company’s net equity investment in this unconsolidated entity is reflected within investment in unconsolidated real estate entity on the Consolidated Balance Sheets. The Company’s share of net income or loss from the entity is included within income from unconsolidated real estate entity on the Consolidated Statements of Operations. See Note 4 for details.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.7%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which we do not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term, as of September 30, 2020, was 31 years.

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

Other tenant-related revenues include parking stipulated in lease agreements as must-take parking rentals. These revenues are recognized over the term of the lease.

Ancillary revenues and other revenues have been accounted for under ASC 606. These revenues have single performance obligations and are recognized at the point in time when services are rendered.

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ancillary revenues	$3,130	$7,505	$10,542	$19,473
Other revenues	$2,832	$9,686	$12,624	$21,400
Studio-related tenant recoveries	$343	$744	$1,166	$1,739

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	September 30, 2020	December 31, 2019
Ancillary revenues	$327	$1,652
Other revenues	$929	$2,417
Studio-related tenant recoveries	$—	$26

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the quarter ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity’s own equity. This ASU is effective for fiscal periods beginning after December 15, 2021. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	September 30, 2020	December 31, 2019
Land	$1,313,412	$1,313,412
Building and improvements	5,286,780	5,189,342
Tenant improvements	677,305	631,459
Furniture and fixtures	11,697	10,693
Property under development	245,579	124,222
INVESTMENT IN REAL ESTATE, AT COST	$7,534,773	$7,269,128

Acquisitions

The Company had no acquisitions during the nine months ended September 30, 2020.

Dispositions

The Company had no dispositions during the nine months ended September 30, 2020.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Held for Sale

As of September 30, 2020 and December 31, 2019, the Company had no properties that met the criteria to be classified as held for sale.

Studio Joint Venture

On July 30, 2020, funds affiliated with Blackstone acquired a 49% interest in the Hollywood Media Portfolio, a 2.2 million-square-foot collection of studio and office properties with a gross portfolio valuation of $1.65 billion before closing credits, prorations and costs, resulting in cash proceeds to the Company of $808.5 million. The transaction included Sunset Gower, Sunset Bronson and Sunset Las Palmas Studios, as well as 6040 Sunset, ICON, CUE, EPIC and Harlow, along with 1.1 million square feet of development rights associated with Sunset Gower and Sunset Las Palmas Studios. The Company retained a 51% ownership stake in the Hollywood Media Portfolio.

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

The Company did not recognize impairment charges during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company recorded $52.2 million of impairment charges related to the Campus Center office property that was held for sale at June 30, 2019 and was subsequently sold. The Company’s estimated fair value was based on the sale price (Level 2 input).

4. Investment in Unconsolidated Real Estate Entity

On June 5, 2019, the Company purchased, through a joint venture with Blackstone 1 LP, the Bentall Centre office properties and retail complex in Vancouver, Canada. The Company owns 20% of this joint venture and serves as the operating partner.

The unconsolidated real estate entity’s functional currency is the local currency, or Canadian dollars. The Company has exposure to risks related to foreign currency fluctuations. The assets and liabilities are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income as a separate component of total equity and are excluded from net (loss) income.

The maximum exposure related to this unconsolidated joint venture is limited to our investment and $95.2 million of debt which the Company has guaranteed.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The summarized balance sheet of the Company’s unconsolidated real estate entity represent the combined entities for our Bentall Centre properties as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
ASSETS
Investment in real estate, net	$782,338	$794,321
Other assets	51,075	51,597
TOTAL ASSETS	$833,413	$845,918

LIABILITIES
Secured debt, net	$471,949	$480,127
Other liabilities	46,535	42,672
TOTAL LIABILITIES	518,484	522,799

Company’s capital(1)	62,986	64,624
Partner’s capital	251,943	258,495
TOTAL CAPITAL	314,929	323,119

TOTAL LIABILITIES AND CAPITAL	$833,413	$845,918
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in income (loss) from unconsolidated real estate entity on the Consolidated Statements of Operations.

The summarized statement of operations of the Company’s unconsolidated real estate entity represent the combined entities for our Bentall Centre properties for the three and nine months ended September 30, 2020 and the June 5, 2019 acquisition date through September 30, 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	June 5, 2019 through September 30, 2019

TOTAL REVENUES	$25,551	$28,042	$77,229	$35,820

TOTAL EXPENSES	26,081	29,831	76,892	38,149

NET (LOSS) INCOME	$(530)	$(1,789)	$337	$(2,329)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
5. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	September 30, 2020	December 31, 2019
Deferred leasing costs and in-place lease intangibles	$317,509	$359,215
Accumulated amortization	(122,381)	(136,816)
Deferred leasing costs and in-place lease intangibles, net	195,128	222,399
Below-market ground leases	72,916	72,916
Accumulated amortization	(13,232)	(11,436)
Below-market ground leases, net	59,684	61,480
Above-market leases	2,905	8,015
Accumulated amortization	(1,810)	(6,446)
Above-market leases, net	1,095	1,569
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET	$255,907	$285,448

Below-market leases	$75,035	$87,064
Accumulated amortization	(52,353)	(56,447)
Below-market leases, net	22,682	30,617
Above-market ground leases	1,095	1,095
Accumulated amortization	(252)	(219)
Above-market ground leases, net	843	876
LEASE INTANGIBLE LIABILITIES, NET	$23,525	$31,493

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Deferred leasing costs and in-place lease intangibles(1)	$(9,936)	$(10,813)	$(30,800)	$(34,006)
Below-market ground leases(2)	$(598)	$(626)	$(1,796)	$(1,878)
Above-market leases(3)	$(120)	$(296)	$(472)	$(944)
Below-market leases(3)	$2,575	$3,106	$7,935	$10,863
Above-market ground leases(2)	$11	$11	$33	$33
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

Accounts Receivable

As of September 30, 2020, accounts receivable was $14.1 million and there was no allowance for doubtful accounts. As of December 31, 2019, accounts receivable was $13.0 million and there was no allowance for doubtful accounts.

Straight-Line Rent Receivable

As of September 30, 2020, straight-line rent receivable was $231.5 million and there was a $5.0 million allowance for doubtful accounts. As of December 31, 2019, straight-line rent receivable was $195.3 million and there was no allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

7. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	September 30, 2020	December 31, 2019
Deposits and pre-development costs for future acquisitions	$27,135	$21,585
Prepaid insurance	9,091	3,463
Goodwill	8,754	8,754
Non-real estate investments	4,216	5,545
Deferred financing costs	1,477	3,246
Prepaid property tax	3,145	2,070
Derivative assets	13	479
Other	26,896	23,832
PREPAID EXPENSES AND OTHER ASSETS, NET	$80,727	$68,974

Goodwill

No goodwill impairment indicators have been identified during the three and nine months ended September 30, 2020.

Non-Real Estate Investments

The Company held an investment in an entity that does not report NAV. The Company marked this investment to fair value based on Level 2 inputs, whenever fair value was readily available or observable. Changes in fair value are included in the unrealized gain (loss) on non-real estate investment line item on the Consolidated Statements of Operations. During the three months ended September 30, 2020, the Company disposed of the investment resulting in the Company receiving a cash payment of $1.16 million. No gain or loss was recognized due to the observable changes in fair value for the three months ended September 30, 2020. The Company recognized an unrealized loss of $1.6 million due to the observable changes in fair value for the nine months ended September 30, 2020. No gain or loss was recognized due to observable changes in fair value for the three and nine months ended September 30, 2019. Over the life of this investment, the Company has recognized a net unrealized loss of $0.6 million due to observable changes in fair value.

The Company also invests in an entity that reports NAV. The investment, which is in a real estate technology venture capital fund, involves a commitment of funding from the Company of up to $20.0 million. The Company uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value for the investment. As of September 30, 2020, the Company has contributed $6.0 million to this fund with $14.0 million remaining to be contributed. Changes in fair value are included in the unrealized gain (loss) on non-real estate investment line item on the Consolidated Statements of Operations. The Company recognized an unrealized gain of $0.5 million due to the observable changes in fair value for the three months ended September 30, 2020 and a net unrealized loss of $0.7 million due to the observable changes in fair value for the nine months ended September 30, 2020. No gain or loss was recognized due to observable changes in fair value for the three and nine months ended September 30, 2019.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
8. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	September 30, 2020	December 31, 2019	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$—	$75,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term loan B(2)(5)	—	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term loan D(2)(6)	—	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A notes	110,000	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes(7)	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes(8)	400,000	400,000	3.25%	1/15/2030
Total unsecured debt	1,925,000	2,475,000

Secured debt
Hollywood Media Portfolio	$900,000	$—	LIBOR + 2.15%	8/9/2022
Acquired Hollywood Media Portfolio debt	(107,814)	—	LIBOR + 3.31%	8/9/2022
Hollywood Media Portfolio, net(9)	792,186	—
Met Park North(10)	—	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(11)	25,871	26,312	5.32%	3/11/2022
One Westside and 10850 Pico(12)	75,111	5,646	LIBOR + 1.70%	12/18/2023	(4)
Revolving Sunset Bronson Studios/ICON/CUE facility(13)	—	5,001	LIBOR + 1.35%	3/1/2024
Element LA	168,000	168,000	4.59%	11/6/2025
Hill7(14)	101,000	101,000	3.38%	11/6/2028
Total secured debt	1,162,168	370,459
Total unsecured and secured debt	3,087,168	2,845,459
Unamortized deferred financing costs and loan discounts/premiums(15)	(31,971)	(27,549)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,055,197	$2,817,910

IN-SUBSTANCE DEFEASED DEBT(16)	$132,560	$135,030	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(17)	$66,136	$66,136	4.50%	10/9/2028

_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2020, which may be different than the interest rates as of December 31, 2019 for corresponding indebtedness.
2.The rate is based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of September 30, 2020, no such election had been made.
3.The Company has a total capacity of $600.0 million under its unsecured revolving credit facility.
4.The maturity date may be extended once for an additional one-year term.
5.The interest rate on the outstanding balance of the term loan was effectively fixed at 2.96% to 3.46% per annum through the use of two interest rate swaps. Term loan B was repaid in the third quarter 2020. Instead of terminating the interest rate swaps on the loan, the swaps were designated under a first payments approach within hedge accounting, where the Company elected to designate a cash flow (LIBOR based interest payments) instead of a specific piece of debt. See Note 9 for details.
6.The interest rate on the outstanding balance of the term loan was effectively fixed at 2.63% to 3.13% per annum through the use of an interest rate swap. Term loan D was repaid in the third quarter 2020. Instead of terminating the interest rate swap on the loan, the swap was designated under a first payments approach within hedge accounting, where the Company elected to designate a cash flow (LIBOR based interest payments) instead of a specific piece of debt. See Note 9 for details.

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
9.The Company owns 51% of the ownership interest in the consolidated joint venture that owns the Hollywood Media Portfolio. On July 30, 2020, the joint venture closed a $900.0 million mortgage loan secured by the Hollywood Media Portfolio. This loan has an initial term of two years from the first payment date, with three one-year extension options, subject to certain requirements. The Company and Blackstone purchased bonds comprising the loan in the amounts of $107.8 million and $12.5 million, respectively. The Company repaid Term loans B ($350.0 million) and D ($125.0 million) and instead of terminating the interest rate swaps on these loans, the swaps were designated under a first payments approach within hedge accounting, rather than a specific piece of debt. Therefore, the interest rate on the outstanding balance has been effectively fixed through the use of interest rate swaps. As of September 30, 2020, fixed LIBOR was 1.76% with respect to $350.0 million and 1.43% with respect to $125.0 million of the Hollywood Media Portfolio loan, respectively.
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
13.The Company has a total capacity of $235.0 million under the Sunset Bronson Studios/ICON/CUE revolving credit facility. This loan is secured by the Company’s Sunset Bronson Studios, ICON and CUE properties. The outstanding borrowings were paid off in the third quarter 2020.
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
17.This amount relates to debt due to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property. The maturity date may be extended twice for an additional two-year term each.

Current Year Activity

During the nine months ended September 30, 2020, the outstanding borrowings on the unsecured revolving credit facility decreased by $75.0 million, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

On July 30, 2020, funds affiliated with Blackstone acquired a 49% interest in the Hollywood Media Portfolio. The Company retained a 51% ownership stake and remains responsible for day-to-day operations, leasing and development. In conjunction with closing this transaction, the joint venture closed a $900.0 million mortgage loan secured by the Hollywood Media Portfolio. The Company and Blackstone purchased bonds comprising the loan in the amounts of $107.8 million and $12.5 million, respectively. This loan has an initial term of two years from the first payment date, with three one-year extension options, subject to certain requirements. With an initial interest rate of LIBOR plus 2.15% per annum, it bears interest only payable every month during the term of the loan with principal payable at maturity. The loan is non-recourse, except as to customary non-recourse carveout guaranties from the Company and Blackstone. The combined proceeds from sale of the 49% interest in the Hollywood Media Portfolio and the Company’s share of asset-level financing was approximately $1.27 billion before closing credits, prorations and costs. The proceeds from the sale were used to pay down the outstanding borrowings on the unsecured revolving credit facility and to pay off Term loan B, Term loan D, Met Park North and the Revolving Sunset Bronson Studios/ICON/CUE facility.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s minimum future principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of September 30, 2020:

Year	Unsecured and Secured Debt	In-substance Defeased Debt	Joint Venture Partner Debt
Remaining 2020	$154	$853	$—
2021	632	3,494	—
2022	817,271	128,213	—
2023	235,111	—	—
2024	—	—	—
Thereafter	2,034,000	—	66,136
TOTAL	$3,087,168	$132,560	$66,136

Unsecured Debt

Term Loan and Credit Facility

On March 13, 2018, the operating partnership entered into a third amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with various financial institutions. The Amended and Restated Credit Agreement provides for (i) the increase of the operating partnership’s unsecured revolving credit facility to $600.0 million and the extension of the term to March 13, 2022 and (ii) term loans in amount and tenor equal to the term loans outstanding under the previous agreements ($300.0 million term loan A maturing April 1, 2020, $350.0 million term loan B maturing April 1, 2022, $75.0 million term loan C maturing November 17, 2020 and $125.0 million term loan D maturing November 17, 2022). The $75.0 million term loan was repaid with proceeds from the Company’s 4.65% registered senior notes on February 27, 2019. The $300.0 million term loan was repaid with proceeds from the Company’s 3.25% registered senior notes on October 3, 2019. During the three months ended September 30, 2020, the principal outstanding on Term loan B and D were repaid from the proceeds from the Hollywood Media Portfolio transaction.

The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	September 30, 2020	December 31, 2019
Outstanding borrowings	$—	$75,000
Remaining borrowing capacity	600,000	525,000
TOTAL BORROWING CAPACITY	$600,000	$600,000

Interest rate(1)	LIBOR + 1.05% to 1.50%
Annual facility fee rate(1)	0.15% or 0.30%
Contractual maturity date(2)	3/13/2022
_________________
1.The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of September 30, 2020, no such election had been made.
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

The following table summarizes existing covenants and their covenant levels related to the unsecured revolving credit facility, term loans, and note purchase agreements, when considering the most restrictive terms:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	35.6%
Unsecured indebtedness to unencumbered asset value	≤ 60%	37.5%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.4x
Secured indebtedness to total asset value	≤ 45%	15.1%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.0x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	40.1%
Total unencumbered assets to unsecured debt	≥ 150%	286.9%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	3.8x
Secured debt to total assets	≤ 45%	15.8%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes and 4.65% Senior Notes based on the financial results as of September 30, 2020.

The operating partnership was in compliance with its financial covenants as of September 30, 2020.

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

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross interest expense(1)	$32,243	$29,536	$93,846	$85,981
Capitalized interest	(4,519)	(4,334)	(14,264)	(12,911)
Amortization of deferred financing costs and loan discounts/premiums	4,768	1,388	7,257	4,422
INTEREST EXPENSE	$32,492	$26,590	$86,839	$77,492
_________________
1.Includes interest on the Company’s debt and hedging activities and extinguishment costs related to paydowns in the term loans.

9. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had three interest rate swaps with aggregate notional amounts of $475.0 million as of September 30, 2020 and had four interest rate swaps with aggregate notional amounts of $539.5 million as of December 31, 2019. These derivatives were designated as effective cash flow hedges for accounting purposes.

On July 29, 2020, the Company entered into an interest rate cap contract, required by the lender, with respect to the Hollywood Media Portfolio loan due August 2022. The aggregate notional amount is $900.0 million as of September 30, 2020.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The interest rate cap is not designated under hedge accounting and is accounted for under mark-to-market accounting. Changes in fair value are included in the Interest expense line item on the Consolidated Statements of Operations.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of September 30, 2020 and December 31, 2019:

					Interest Rate Range(1)		Fair Value (Liabilities) Assets
Underlying Debt Instrument	Number of Hedges	Notional Amount	Effective Date	Maturity Date	Low	High	September 30, 2020	December 31, 2019
Interest rate swaps
Met Park North	1	$64,500	August 2013	August 2020	3.71%	3.71%	$—	$(195)
Hollywood Media Portfolio (formerly Term loan B)	2	350,000	April 2015	April 2022	2.96%	3.46%	(8,440)	(1,596)
Hollywood Media Portfolio (formerly Term loan D)	1	125,000	June 2016	November 2022	2.63%	3.13%	(3,353)	479
Interest rate cap					Strike rate
Hollywood Media Portfolio	1	$900,000	July 2020	August 2022	3.5%		$13	$—
TOTAL							$(11,780)	$(1,312)
_____________
1.The rate is based on the fixed rate from the interest rate swap and the spread based on the operating partnership’s leverage ratio.

On July 31, 2020, the Company paid off the principal outstanding of $64.5 million on the Met Park North mortgage loan. The derivative on the Met Park North mortgage loan matured on August 1, 2020.

The proceeds from the Company’s sale of its 49% interest in the Hollywood Media Portfolio were used to pay off the principal outstanding of $350.0 million on Term loan B and $125.0 million on Term loan D. Instead of terminating the interest rate swaps on Term loans B and D, the swaps were designated under a first payments approach within hedge accounting, where the Company elected to designate a cash flow (LIBOR based interest payments) instead of a specific piece of debt.

The Company reclassifies into earnings in the same period during which the hedged forecasted transaction affects earnings. As of September 30, 2020, the Company expects $7.3 million of unrealized loss included in accumulated other comprehensive income will be reclassified as an increase to interest expense in the next 12 months.

10. U.S. Government Securities

The Company has U.S. Government securities of $136.6 million and $140.7 million as of September 30, 2020 and December 31, 2019, respectively. The One Westside and 10850 Pico properties acquisition in 2018 included the assumption of debt that was, in substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. As of September 30, 2020, the Company had $7.6 million of gross unrealized gains and no gross unrealized losses.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date September 30, 2020:

	Carrying Value	Fair Value
Due in 1 year	$6,522	$7,385
Due in 1 to 5 years	130,127	136,885
TOTAL	$136,649	$144,270

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2020, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2015. The Company has assessed its tax positions for all open years, which as of September 30, 2020 included 2015 to 2019, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of September 30, 2020:

Year Ended	Non-Cancellable	Subject to Early Termination Options	Total (1)
Remaining 2020	$154,712	$1,065	$155,777
2021	582,495	10,799	593,294
2022	523,207	23,674	546,881
2023	479,796	29,084	508,880
2024	419,047	19,040	438,087
Thereafter	1,657,622	151,782	1,809,404
TOTAL	$3,816,879	$235,444	$4,052,323
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of September 30, 2020:

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rental expense for ground leases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contingent rental expense	$2,427	$1,523	$6,683	$7,014
Minimum rental expense	$4,991	$5,713	$14,973	$14,922

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of September 30, 2020:

Year	Lease Payments(1)
Remaining 2020	$4,625
2021	18,622
2022	18,663
2023	18,438
2024	18,392
Thereafter	534,354
Total ground lease payments	613,094
Less: interest portion	(342,267)
PRESENT VALUE OF LEASE LIABILITY	$270,827
_________________
1.In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of September 30, 2020.

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

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets(1)	$—	$13	$—	$13	$—	$479	$—	$479
Derivative liabilities(2)	$—	$(11,793)	$—	$(11,793)	$—	$(1,791)	$—	$(1,791)
Non-real estate investments(1)	$—	$4,216	$—	$4,216	$—	$5,545	$—	$5,545
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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
U.S. Government securities	$136,649	$144,270	$140,749	$144,589
LIABILITIES
Unsecured debt(1)	$1,925,000	$2,037,138	$2,475,000	$2,540,606
Secured debt(1)	$1,162,168	$1,156,377	$370,459	$366,476
In-substance defeased debt	$132,560	$131,898	$135,030	$134,936
Joint venture partner debt	$66,136	$67,789	$66,136	$68,557
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

The Compensation Committee adopted an annual Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under the 2010 Plan through 2019. With respect to OPP Plan awards granted through 2016, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 50% of the earned award will vest in equal annual installments over the two years thereafter, subject to the participant’s continued employment. OPP Plan awards are settled in common stock and, in the case of certain executives, in operating partnership performance units. Commencing with the 2017 OPP Plan, the two-year post-performance vesting period was replaced with a two-year mandatory holding period upon vesting.

Beginning in 2020, the Compensation Committee adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Effective January 1, 2020, the Compensation Committee awarded to certain employees performance units in the operating partnership (“2020 PSU Plan”). The 2020 PSU Plan grant consists of two portions. A portion of each performance unit award, the Relative TSR Performance Unit, is eligible to vest based on the achievement of the Company’s total shareholder return compared to the total shareholder return of the SNL U.S. REIT Office Index over a three-year performance period beginning January 1, 2020 and ending December 31, 2022, with the vesting percentage subject to certain percentage targets. The remaining portion of each Performance Unit award, the Operational Performance Unit, generally is eligible to vest based on the achievement of operational performance metrics over a one-year performance period beginning January 1, 2020 and ending December 31, 2020

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
and will vest over three years. The number of Operational Performance Units that become eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of absolute total shareholder return goals over the three-year performance period commencing January 1, 2020 and ending December 31, 2022, by applying the applicable vesting percentages.

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expensed stock compensation(1)	$4,791	$5,176	$14,409	$15,393
Capitalized stock compensation(2)	751	28	2,317	92
TOTAL STOCK COMPENSATION(3)	$5,542	$5,204	$16,726	$15,485
_________________
1.Amounts are recorded in general and administrative expenses and studio operating expenses in the Consolidated Statements of Operations.
2.Amounts are recorded in deferred leasing costs and lease intangible assets, net and investment in real estate, at cost in the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership in the Consolidated Balance Sheets.

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The Company calculates diluted earnings per share by dividing the diluted net income available to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net (loss) income available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Basic net (loss) income available to common stockholders	$(5,436)	$58,755	$8,859	$29,768
Effect of dilutive instruments	—	460	92	225
Diluted net (loss) income available to common stockholders	$(5,436)	$59,215	$8,951	$29,993
Denominator:
Basic weighted average common shares outstanding	153,196,007	154,414,452	153,643,278	154,398,466
Effect of dilutive instruments(1)	—	2,084,467	2,387,537	2,001,609
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	153,196,007	156,498,919	156,030,815	156,400,075
Basic (loss) earnings per common share	$(0.04)	$0.38	$0.06	$0.19
Diluted (loss) earnings per common share	$(0.04)	$0.38	$0.06	$0.19
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. The operating partnership calculates diluted earnings per unit by dividing the diluted net income available to common unitholders for the period by the weighted average number of common units and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit for net (loss) income available to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Basic and diluted net (loss) income available to common unitholders	$(5,642)	$59,029	$8,489	$29,899
Denominator:
Basic weighted average common units outstanding	154,107,865	155,135,225	154,555,136	155,077,381
Effect of dilutive instruments(1)	—	875,343	867,000	834,343
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	154,107,865	156,010,568	155,422,136	155,911,724
Basic (loss) earnings per common unit	$(0.04)	$0.38	$0.05	$0.19
Diluted (loss) earnings per common unit	$(0.04)	$0.38	$0.05	$0.19
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

16. Redeemable Non-Controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of September 30, 2020 and December 31, 2019, there were 392,598 series A preferred units of partnership interest in the operating partnership, or series A preferred units, which are not owned by the Company.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Series A Redeemable Preferred Units	Consolidated Entities	Series A Redeemable Preferred Units	Consolidated Entities
BEGINNING OF PERIOD	$9,815	$126,400	$9,815	$125,260
Contributions	—	1,800	—	4,351
Distributions	—	—	—	(8)
Declared dividend	(153)	—	(459)	—
Net income (loss)	153	(1,304)	459	(2,707)
END OF PERIOD	$9,815	$126,896	$9,815	$126,896

17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive (loss) income (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Equity
BALANCE AT DECEMBER 31, 2019	$(2,391)	$1,830	$(561)
Unrealized losses recognized in OCI	(14,155)	(1,639)	(15,794)
Reclassification adjustment for realized gains(1)	3,560	—	3,560
Net change in OCI	(10,595)	(1,639)	(12,234)
BALANCE AT SEPTEMBER 30, 2020	$(12,986)	$191	$(12,795)
_____________
1.The gains and losses on the Company’s derivative instruments are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $86.8 million for the nine months ended September 30, 2020.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Capital
BALANCE AT DECEMBER 31, 2019	$(2,458)	$1,845	$(613)
Unrealized losses recognized in OCI	(14,306)	(1,651)	(15,957)
Reclassification adjustment for realized gains(1)	3,598	—	3,598
Net change in OCI	(10,708)	(1,651)	(12,359)
BALANCE AT SEPTEMBER 30, 2020	$(13,166)	$194	$(12,972)
_____________
1.The gains and losses on the operating partnership’s derivative instruments are reported in the interest expense line item on the Consolidated Statements of Operations. Interest expense was $86.8 million for the nine months ended September 30, 2020.

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

Current Year Activity

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units as of:

	September 30, 2020	December 31, 2019
Company-owned common units in the operating partnership	152,143,492	154,691,052
Company’s ownership interest percentage	99.4%	99.4%
Non-controlling units in the operating partnership(1)	911,858	911,858
Non-controlling ownership interest percentage	0.6%	0.6%
_________________
1.Represents units held by certain of the Company’s executive officers, directors and outside investors. As of September 30, 2020, this amount represents both common units and performance units in the amount of 550,969 and 360,889, respectively. As of December 31, 2019, this amount represents both common units and performance units in the amount of 550,969 and 360,889, respectively.

Common Stock Activity

The Company has not completed any common stock offerings in 2020.

The Company’s at-the-market (“ATM”) program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the nine months ended September 30, 2020. A cumulative total of $20.1 million has been sold as of September 30, 2020.

Share Repurchase Program

The Company is authorized to repurchase up to a total $250.0 million shares of its common stock under its share repurchase program. During the nine months ended September 30, 2020, the Company repurchased $61.9 million shares of its common stock. Since commencement of the program, a cumulative total of $111.9 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Dividends

The Board declared dividends on a quarterly basis and the Company paid the dividends during the quarters in which the dividends were declared. The following table summarizes dividends declared and paid for the periods presented:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock	$0.25	$0.25	$0.75	$0.75
Common units	$0.25	$0.25	$0.75	$0.75
Series A preferred units	$0.3906	$0.3906	$1.1718	$1.1718
Performance units	$0.25	$0.25	$0.75	$0.75
Payment date	September 28, 2020	September 30, 2019	N/A	N/A
Record date	September 18, 2020	September 20, 2019	N/A	N/A

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

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Office segment
Office revenues	$180,716	$185,359	$551,451	$539,989
Office expenses	(66,075)	(66,969)	(194,546)	(188,680)
Office segment profit	114,641	118,390	356,905	351,309
Studio segment
Studio revenues	15,569	22,203	49,671	61,343
Studio expenses	(9,034)	(11,440)	(27,635)	(32,088)
Studio segment profit	6,535	10,763	22,036	29,255
TOTAL SEGMENT PROFIT	$121,176	$129,153	$378,941	$380,564

Segment revenues	$196,285	$207,562	$601,122	$601,332
Segment expenses	(75,109)	(78,409)	(222,181)	(220,768)
TOTAL SEGMENT PROFIT	$121,176	$129,153	$378,941	$380,564

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below is a reconciliation of the total profit from all segments to net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET (LOSS) INCOME	$(1,362)	$62,955	$19,598	$38,883
General and administrative	17,428	17,661	53,943	54,099
Depreciation and amortization	75,052	69,781	222,331	207,892
Loss (income) from unconsolidated real estate entity	105	260	(69)	345
Fee income	(575)	(656)	(1,741)	(931)
Interest expense	32,492	26,590	86,839	77,492
Interest income	(1,056)	(1,002)	(3,129)	(3,034)
Transaction-related expenses	181	331	440	459
Unrealized (gain) loss on non-real estate investment	(513)	—	2,335	—
Gain on sale of real estate	—	(47,100)	—	(47,100)
Impairment loss	—	—	—	52,201
Other (income) loss	(576)	333	(1,606)	258
TOTAL PROFIT FROM ALL SEGMENTS	$121,176	$129,153	$378,941	$380,564

19. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

Hollywood Media Portfolio debt

On July 30, 2020, funds affiliated with Blackstone acquired a 49% interest in the Hollywood Media Portfolio. The Company retained a 51% ownership stake and remains responsible for day-to-day operations, leasing and development. In conjunction with closing this transaction, the joint venture closed a $900.0 million mortgage loan secured by the Hollywood Media Portfolio. The Company and Blackstone purchased bonds comprising the loan in the amounts of $107.8 million and $12.5 million, respectively.

20. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2020, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of September 30, 2020, the Company has outstanding letters of credit totaling approximately $3.4 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest, net of capitalized interest	$65,908	$51,276
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(132,836)	$89,147
Accrued liability for common stock repurchases settled after quarter-end	$(8,468)	$—

Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest, net of capitalized interest	$65,908	$51,276
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(132,836)	$89,147
Accrued liability for common unit repurchases settled after quarter-end	$(8,468)	$—

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc:

	Nine Months Ended September 30,
	2020	2019
BEGINNING OF PERIOD
Cash and cash equivalents	$46,224	$53,740
Restricted cash	12,034	14,451
TOTAL	$58,258	$68,191

END OF PERIOD
Cash and cash equivalents	$365,294	$56,777
Restricted cash	38,979	12,562
TOTAL	$404,273	$69,339

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, L.P.:

	Nine Months Ended September 30,
	2020	2019
BEGINNING OF PERIOD
Cash and cash equivalents	$46,224	$53,740
Restricted cash	12,034	14,451
TOTAL	$58,258	$68,191

END OF PERIOD
Cash and cash equivalents	$365,294	$56,777
Restricted cash	38,979	12,562
TOTAL	$404,273	$69,339

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

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impact of the COVID-19 pandemic on our business and management’s efforts to respond to that impact. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of October 29, 2020. As a result of the continued uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the fourth quarter of 2020 and future periods.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the three months ended September 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which our properties are located, and the broader financial markets. The commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” are affecting the operations of different categories of our tenancy to varying degrees with, for example, “essential businesses” generally permitted to remain open and operational, storefront retail and restaurants generally limited to take-out and delivery services only, and non-essential businesses generally forced to temporarily close, curtail operations and/or implement work-from-home strategies. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have temporarily been disrupted, either voluntarily or by mandate, will resume normal operations or when customers will re-engage with tenants as they have in the past. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

We specialize in the ownership and management of office and studio properties on the west coast of the United States and in Vancouver, B.C., and our portfolio and tenants have been impacted by these and other factors as follows:

•We collected approximately 97% of our third quarter combined contractual rents, comprised of approximately 98% from office tenants, 100% from studio tenants and 52% from storefront retail tenants. As of October 29, 2020, we have collected 94% of our October combined contractual rents, comprised of approximately 96% from office tenants, 98% from studio tenants and 51% from storefront retail tenants. We have implemented a rent relief program for the preponderance of the uncollected rents, and the aforementioned collection percentages exclude rents deferred or abated in accordance with COVID-related lease amendments.

We continue to take several proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•Along with our tenants and the communities we serve, the health and safety of our employees and their families is a top priority. We are closely monitoring and conforming our operations in accordance with policies and guidelines set forth by public health agencies and state and local governments. All office and studio properties remain open and operational to enable essential business tenants to continue to operate with enhanced cleaning, communications and safety protocols. In May, we launched our “4Cs” approach to tenant repopulation in conjunction with the easing of stay-at-home orders across our markets. The program, which we developed in consultation with large tenants, local governments, and internal and external subject matter experts, emphasizes proactive communication through multiple channels, seeks to instill confidence in tenants with safety focused cleaning and operating procedures, ensures convenience with an emphasis on efficient access, and encourages cooperation by asking all tenants to do their part. Similarly, in early June, we shifted from a policy encouraging all non-location essential employees to work remotely, and began bringing our employees back to the office with enhanced health and safety protocols, and in staggered shifts to provide for adequate physical distancing at any given time. After Labor Day, we successfully returned 100% of our workforce to our offices in rotating shifts.

•We are in frequent communication with our tenants and are assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under various federal and state relief funds, such as the CARES Act and the Paycheck Protection Program.

•As of September 30, 2020, we had approximately $365.3 million in cash and cash equivalents. We have $600.0 million of undrawn capacity under our unsecured revolving credit facility and $339.5 million of undrawn capacity under our stand-alone loan for One Westside, which fully funds the cost of that project.

•We do not have any secured or unsecured debt maturing until 2022.

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

For the foregoing reasons, the comparability of our results of operations for the three and nine months ended September 30, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The impact of the COVID-19 pandemic on our rental revenue for the third quarter of 2020 and thereafter cannot, however, be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on us, see Part II, Item 1A, “Risk Factors.”

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at September 30, 2020, our office portfolio consisted of approximately 14.9 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of September 30, 2020, our studio portfolio consisted of 1.2 million square feet of in-service properties and our land portfolio consisted of 2.7 million developable square feet. Our consolidated and unconsolidated portfolio consists of 62 properties (41 wholly-owned properties, 14 properties owned by joint ventures, and seven land properties) located in ten California submarkets, three Seattle submarkets, and one Western Canada submarket, totaling approximately 18.8 million square feet.

As of September 30, 2020, our in-service office portfolio was 93.5% leased (including leases not yet commenced). Our same-store studio properties were 91.3% leased for the average percent leased for the 12 months ended September 30, 2020.

The following table summarizes our portfolio as of September 30, 2020:

In-Service Portfolio	Number of Properties	Rentable Square Feet(1)		Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent per Square Foot(4)
Office
Same-store(5)	41	11,781,358		93.6%	94.4%	$48.95
Non-same store(6)	5	1,128,004		94.0	95.4	53.89
Total stabilized	46	12,909,362		93.6	94.5	49.38
Lease-up(6)(7)	3	955,679		79.2	79.2	58.18
Total in-service	49	13,865,041		92.6	93.5	49.90
Repositioning(6)	—	202,441		—	—	—
Redevelopment(6)	2	697,000		—	83.8	—
Development(6)	1	106,125		—	—	—
Total office	52	14,870,607
Studio
Same-store(8)	3	1,224,403			91.3	40.95
Total studio	3	1,224,403
Total office and studio properties	55	16,095,010
Land	7	2,736,825	(9)
TOTAL	62	18,831,835
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of September 30, 2020, divided by (ii) total square feet, expressed as a percentage.
3.Office portfolio is calculated as (i) square footage under commenced and uncommenced leases as of September 30, 2020, divided by (ii) total square feet, expressed as a percentage. Studio portfolio is calculated as (i) average square footage under commenced and uncommenced leases for the 12 months ended September 30, 2020, divided by (ii) total square feet, expressed as a percentage. Uncommenced leases is defined as new leases with respect to vacant space executed on or prior to September 30, 2020, but with commencement dates after September 30, 2020.

4.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of September 30, 2020. Annualized base rent does not reflect tenant reimbursements.
5.Includes office properties owned and included in our stabilized portfolio as of July 1, 2019 and still owned and included in the stabilized portfolio as of September 30, 2020.
6.Included in our non-same-store property group.
7.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of September 30, 2020.
8.Includes studio properties owned and included in our portfolio as of January 1, 2019 and still owned and included in our portfolio as of September 30, 2020.
9.Includes 538,164 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights in the first quarter of 2019.

Overview

Acquisitions

We had no acquisitions during the nine months ended September 30, 2020.

Dispositions

We had no dispositions during the nine months ended September 30, 2020.

Held for Sale

We had no properties classified as held for sale as of September 30, 2020.

Studio Joint Venture

On July 30, 2020, funds affiliated with Blackstone acquired a 49% interest in our Hollywood Media Portfolio, a 2.2 million-square-foot collection of studio and office properties with a gross portfolio valuation of $1.65 billion, before closing credits, prorations and costs. The transaction included Sunset Gower, Sunset Bronson and Sunset Las Palmas Studios, as well as 6040 Sunset, ICON, CUE, EPIC and Harlow, along with 1.1 million square feet of development rights associated with Sunset Gower and Sunset Las Palmas Studios. We retained a 51% ownership stake and remain responsible for day-to-day operations, leasing and development, and the joint venture will look to partner on studio acquisitions in Los Angeles and other key markets.

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

The combined proceeds from the sale of the 49% interest in the Hollywood Media Portfolio and our share of asset-level financing was approximately $1.27 billion before closing credits, prorations and costs. We used approximately $849.5 million to repay all outstanding amounts under our revolving credit facilities, Met Park North loan and Term loans B and D, which are due second and fourth quarter 2022, respectively. The remainder will be available for potential future investments and/or share repurchases, and general corporate purposes.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of September 30, 2020:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
Harlow(2)	Hollywood	106,125	Q3-2020	Q4-2022
One Westside(3)	West Los Angeles	584,000	Q1-2022	Q2-2023
Total Under Construction		690,125

Future Development Pipeline:
Washington 1000	Denny Triangle	538,164	TBD	TBD
Bentall Centre—Development(4)	Downtown Vancouver	450,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Bronson Studios Lot D—Development(2)	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development(2)(5)	Hollywood	478,845	TBD	TBD
Sunset Las Palmas Studios—Development(2)	Hollywood	400,000	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
Total Future Development Pipeline		2,736,825
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT		3,426,950

_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.We have a 51% ownership interest in the consolidated joint venture that owns this property.
3.We have a 75% ownership interest in the consolidated joint venture that owns this property. This property is fully leased to Google, Inc. for approximately 14 years, anticipated to commence upon completion of construction and build-out of tenant improvements in 2022.
4.We have a 20% ownership interest in the unconsolidated joint venture that owns this property.
5.Estimated square footage for Sunset Gower Studios—Development is net of 130,169 square feet of anticipated demolition in connection with the development.

The timing of completion of our projects may be impacted by factors outside of our control, including government restrictions and/or social distancing requirements affecting construction projects due to the COVID-19 pandemic.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of September 30, 2020, plus available space, beginning January 1, 2020 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share
Year of Lease Expiration	Number of Leases Expiring(1)	Square Footage of Expiring Leases(2)	Square Footage of Expiring Leases(3)	Percent of Office Portfolio Square Feet	Annualized Base Rent(4)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(5)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(6)
Vacant		1,327,035	1,233,990	10.0%
2020	58	289,879	251,430	2.0	$12,860,896	2.2%	$51.15	$13,169,122	$52.38
2021	185	1,543,291	1,373,059	11.1	65,648,529	11.4	47.81	67,152,755	48.91
2022	180	1,527,570	1,351,125	11.0	67,359,916	11.6	49.85	71,692,245	53.06
2023	125	1,845,296	1,427,024	11.7	65,526,466	11.4	45.92	71,450,149	50.07
2024	124	1,798,720	1,601,638	13.0	81,734,010	14.2	51.03	91,436,765	57.09
2025	79	1,567,174	1,273,515	10.3	74,296,117	12.8	58.34	84,403,653	66.28
2026	35	482,637	423,764	3.4	26,161,395	4.5	61.74	30,982,955	73.11
2027	28	606,737	518,661	4.2	29,516,437	5.1	56.91	35,298,289	68.06
2028	20	664,804	592,680	4.8	37,704,711	6.5	63.62	46,427,328	78.33
2029	17	311,382	217,548	1.8	16,115,737	2.8	74.08	19,884,167	91.40
Thereafter	27	1,997,797	1,348,815	11.0	67,266,443	11.6	49.87	90,881,877	67.38
Building management use	33	180,594	164,717	1.3	—	—	—	—	—
Signed leases not commenced(7)	18	700,700	539,564	4.4	34,071,958	5.9	63.15	49,122,494	91.04
Portfolio Total/Weighted Average	929	14,843,616	12,317,530	100.0%	$578,262,615	100.0%	$ 52.17(8)	$671,901,799	$ 60.62(9)
_____________
1.Does not include 34 month-to-month leases.
2.Total expiring square footage does not include 26,991 square feet of month-to-month leases.
3.Total expiring square footage does not include 16,519 square feet of month-to-month leases.
4.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) as of September 30, 2020, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
5.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of September 30, 2020.
6.Annualized base rent per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of September 30, 2020.
7.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of September 30, 2020 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of September 30, 2020, divided by (ii) square footage under uncommenced leases as of September 30, 2020.
8.Included as part of the Company’s Share of total expiring square footage is 106,077 square feet of existing leases that have been amended or signed during third quarter 2020 to pay percent rent in lieu of base rent. Excluding the impact of these tenants, the weighted average annualized base rent per square foot is $52.68.
9.Included as part of the Company’s Share of total expiring square footage is 99,079 square feet of existing leases that have been amended or signed during third quarter 2020 to pay percent rent in lieu of base rent. Excluding the impact of these tenants, the weighted average annualized base rent per square foot at expiration is $61.17.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Renewals(1)
Number of leases	19	41	64	97
Square feet(2)	79,454	339,613	251,025	630,337
Tenant improvement costs per square foot(3)(4)	$2.44	$13.27	$4.19	$12.09
Leasing commission costs per square foot(3)	3.21	10.53	5.41	9.50
Total tenant improvement and leasing commission costs(3)	$5.65	$23.80	$9.60	$21.59

New leases(5)
Number of leases	19	30	59	98
Square feet(2)	105,129	212,108	269,919	1,470,133
Tenant improvement costs per square foot(3)(4)	$78.93	$49.98	$56.26	$78.57
Leasing commission costs per square foot(3)	17.17	7.00	10.63	25.54
Total tenant improvement and leasing commission costs(3)	$96.10	$56.98	$66.89	$104.11

TOTAL
Number of leases	38	71	123	195
Square feet(2)	184,583	551,721	520,944	2,100,470
Tenant improvement costs per square foot(3)(4)	$45.59	$28.46	$29.75	$59.45
Leasing commission costs per square foot(3)	11.08	9.07	7.97	20.93
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(3)	$56.67	$37.53	$37.72	$80.38
_____________
1.Excludes retained tenants that have relocated or expanded into new space within our portfolio.
2.Third quarter 2020 leasing activity includes 36,837 square feet of short-term extensions (i.e. 12 months or less) in connection with COVID-19 tenant relief.
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

Financings

During the nine months ended September 30, 2020, the outstanding borrowings on the unsecured revolving credit facility decreased by $75.0 million, net of repayments. We generally use the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements, lease commissions and capital expenditures and to provide for working capital and other corporate purposes.

On July 30, 2020, funds affiliated with Blackstone acquired a 49% interest in our Hollywood Media Portfolio. We retained a 51% ownership stake and remain responsible for day-to-day operations, leasing and development. In conjunction with closing this transaction, the joint venture closed a $900.0 million mortgage loan secured by our Hollywood Media Portfolio. The Company and Blackstone purchased bonds comprising the loan in the amounts of $107.8 million and $12.5 million, respectively. This loan has an initial term of two years from the first payment date, with three one-year extension options, subject to certain requirements. With an initial interest rate of LIBOR plus 2.15% per annum, it bears interest only payable every month during the term of the loan with principal payable at maturity. The loan is non-recourse, except as to customary non-recourse carveout guaranties from the Company and Blackstone. The combined proceeds from sale of the 49% interest in the Hollywood Media Portfolio and our share of asset-level financing was approximately $1.27 billion before closing credits, prorations and costs. The proceeds from the sale were used to pay down the outstanding borrowings on our unsecured revolving credit facility and to pay off Term loan B, Term loan D, Met Park North and our Revolving Sunset Bronson Studios/ICON/CUE facility.

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

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of July 1, 2019 and still owned and included in the stabilized portfolio as of September 30, 2020; and

•Non-same-store properties, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net income to NOI:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2020	2019
Net (loss) income	$(1,362)	$62,955	$(64,317)	(102.2)%
Adjustments:
Loss from unconsolidated real estate entity	105	260	(155)	(59.6)
Fee income	(575)	(656)	81	(12.3)
Interest expense	32,492	26,590	5,902	22.2
Interest income	(1,056)	(1,002)	(54)	5.4
Transaction-related expenses	181	331	(150)	(45.3)
Unrealized gain on non-real estate investment	(513)	—	(513)	100.0
Gain on sale of real estate	—	(47,100)	47,100	(100.0)
Other (income) loss	(576)	333	909	273.0
General and administrative	17,428	17,661	(233)	(1.3)
Depreciation and amortization	75,052	69,781	5,271	7.6
NOI	$121,176	$129,153	$(7,977)	(6.2)%

Same-store NOI	$104,864	$119,004	$(14,140)	(11.9)%
Non-same-store NOI	16,312	10,149	6,163	60.7
NOI	$121,176	$129,153	$(7,977)	(6.2)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended September 30,
	2020	2019
Same-store office(1)
Number of properties	40	40
Rentable square feet	10,294,401	10,294,401
Ending % leased	93.9%	96.7%
Ending % occupied	93.1%	95.3%
Average % occupied for the period	93.3%	95.6%
Average annual rental rate per square foot	$52.35	$50.90

Same-store studio
Number of properties	3	3
Rentable square feet	1,224,403	1,224,403
Average % occupied for the period(2)	91.3%	N/A

_____________
1.Excludes our unconsolidated joint venture, Bentall Centre.
2.Percent occupied for same-store studio is the average percent occupied for the 12 months ended. Trailing 12-month occupancy is not applicable for 11,600 square feet at 6660 Santa Monica Boulevard during the three months ended September 30, 2019 as the property was acquired in fourth quarter 2018.

The following table gives further detail on our NOI:

	Three Months Ended September 30,
	2020			2019
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$151,732	$26,524	$178,256	$158,155	$21,042	$179,197
Service and other revenues	2,156	304	2,460	5,809	353	6,162
Total office revenues	153,888	26,828	180,716	163,964	21,395	185,359

Studio
Rental	11,724	—	11,724	11,086	—	11,086
Service and other revenues	3,845	—	3,845	11,117	—	11,117
Total studio revenues	15,569	—	15,569	22,203	—	22,203

Total revenues	169,457	26,828	196,285	186,167	21,395	207,562

Operating expenses
Office operating expenses	55,559	10,516	66,075	55,723	11,246	66,969
Studio operating expenses	9,034	—	9,034	11,440	—	11,440
Total operating expenses	64,593	10,516	75,109	67,163	11,246	78,409

Office NOI	98,329	16,312	114,641	108,241	10,149	118,390
Studio NOI	6,535	—	6,535	10,763	—	10,763
NOI	$104,864	$16,312	$121,176	$119,004	$10,149	$129,153

The following table gives further detail on our change in NOI:

	Three Months Ended September 30, 2020 as compared to Three Months Ended September 30, 2019
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(6,423)	(4.1)%	$5,482	26.1%	$(941)	(0.5)%
Service and other revenues	(3,653)	(62.9)	(49)	(13.9)	(3,702)	(60.1)
Total office revenues	(10,076)	(6.1)	5,433	25.4	(4,643)	(2.5)

Studio
Rental	638	5.8	—	—	638	5.8
Service and other revenues	(7,272)	(65.4)	—	—	(7,272)	(65.4)
Total studio revenues	(6,634)	(29.9)	—	—	(6,634)	(29.9)

Total revenues	(16,710)	(9.0)	5,433	25.4	(11,277)	(5.4)

Operating expenses
Office operating expenses	(164)	(0.3)	(730)	(6.5)	(894)	(1.3)
Studio operating expenses	(2,406)	(21.0)	—	—	(2,406)	(21.0)
Total operating expenses	(2,570)	(3.8)	(730)	(6.5)	(3,300)	(4.2)

Office NOI	(9,912)	(9.2)	6,163	60.7	(3,749)	(3.2)
Studio NOI	(4,228)	(39.3)	—	—	(4,228)	(39.3)
NOI	$(14,140)	(11.9)%	$6,163	60.7%	$(7,977)	(6.2)%

NOI decreased $8.0 million, or 6.2%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily resulting from:

•$14.1 million decrease in NOI from our same-store properties driven by:
•a decrease in office NOI of $9.9 million primarily due to:
•$6.4 million decrease in rental revenues primarily related to:
•lease expirations and vacancies at our 6922 Hollywood property;
•vacancies at our Rincon Center property due to the commencement of a repositioning project; and
•increase in straight-line rent bad debt expense at our 625 Second Street and Maxwell properties due to a modified rental agreement;
•$3.7 million decrease in service and other revenues primarily related to a decrease in parking and other revenue at our Rincon Center, 6922 Hollywood, Ferry Building, ICON, 1455 Market and 6040 Sunset properties due to reduced activity during the COVID-19 pandemic.
•a decrease in studio NOI of $4.2 million primarily due to:
•$7.3 million decrease in service and other revenues primarily resulting from reduced filming activity at our studio properties related to the COVID-19 pandemic; and
•partially offset by $2.4 million decrease in operating expenses primarily related to lower parking, utilities, cleaning and lighting rental expense also due to reduced filming activity at our studio properties related to COVID.
•$6.2 million increase in NOI from our non-same-store properties driven by:
•overall increase in office NOI of $6.2 million primarily due to:
•$5.5 million increase in rental revenues primarily relating to commencement of leases at our EPIC (Netflix, Inc.), Fourth & Traction (Honey Science Corporation), Metro Center (various tenants) and 333 Twin Dolphin (various tenants) properties, partially offset by vacancies at our Del Amo property due to the commencement of a repositioning project;
•$0.7 million decrease in operating expenses primarily relating to reduced owner’s expense, repairs and maintenance and cleaning expenses.

Other Expenses (Income)

Interest Expense

The following table presents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Three Months Ended September 30,
	2020	2019	Dollar Change	Percent Change
Gross interest expense	$32,243	$29,536	$2,707	9.2%
Capitalized interest	(4,519)	(4,334)	(185)	4.3
Amortization of deferred financing costs and loan discounts/premiums	4,768	1,388	3,380	243.5
TOTAL	$32,492	$26,590	$5,902	22.2%

Gross interest expense increased by $2.7 million, or 9.2%, to $32.2 million for the three months ended September 30, 2020 compared to $29.5 million for the three months ended September 30, 2019. The increase was primarily driven by the issuance of our $900.0 million loan secured by the Hollywood Media Portfolio (July 2020), 4.65% registered senior notes (June 2019) and 3.25% registered senior notes (October 2019), partially offset by the paydown of Term loan A (October 2019), Term loan B, Term loan D, Met Park North loan, Revolving Sunset Bronson Studios/ICON/CUE facility and outstanding borrowings on our unsecured revolving credit facility all on July 2020.

Capitalized interest increased by $0.2 million, or 4.3%, to $4.5 million for the three months ended September 30, 2020 compared to $4.3 million for the three months ended September 30, 2019.

Amortization of deferred financing costs and loan discounts/premiums increased by $3.4 million, or 243.5%, to $4.8 million for the three months ended September 30, 2020 compared to $1.4 million for the three months ended September 30, 2019. The increase was primarily driven by the accelerated amortization of deferred financing costs on debt paid off during the three months ended September 30, 2020 and new amortization of issuance costs associated with our $900.0 million loan secured by the Hollywood Media Portfolio (July 2020).

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses decreased $0.2 million, or 1.3%, to $17.4 million for the three months ended September 30, 2020 compared to $17.7 million for the three months ended September 30, 2019. The change was primarily attributable to a decrease in travel and entertainment expense, offset by an increase in payroll and related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5.3 million, or 7.6%, to $75.1 million for the three months ended September 30, 2020 compared to $69.8 million for the three months ended September 30, 2019. The increase was primarily related to recently completed redevelopment and development properties (EPIC, Fourth & Traction and Maxwell) and an increase in leasing costs and tenant improvements for properties placed in service in the third quarter of 2019.

Fee Income

We recognized fee income of $0.6 million for the three months ended September 30, 2020 compared to $0.7 million for the three months ended September 30, 2019. Fee income primarily represents management fee, construction management fee and leasing commission income earned from the unconsolidated real estate entity.

Unrealized loss on non-real estate investment

We recognized an unrealized loss on our non-real estate investment of $0.5 million due to the observable changes in fair value for the three months ended September 30, 2020.

Gain on sale of real estate

We recognized a $47.1 million gain on sale of real estate from the sale of our Campus Center property (July 2019) during the three months ended September 30, 2019. We did not recognize a gain on sale of real estate during the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2019 and still owned and included in the stabilized portfolio as of September 30, 2020; and

•Non-same-store properties, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net income to NOI:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2020	2019
Net income	$19,598	$38,883	$(19,285)	(49.6)%
Adjustments:
(Income) loss from unconsolidated real estate entity	(69)	345	414	120.0
Fee income	(1,741)	(931)	(810)	87.0
Interest expense	86,839	77,492	9,347	12.1
Interest income	(3,129)	(3,034)	95	3.1
Transaction-related expenses	440	459	(19)	(4.1)
Unrealized loss on non-real estate investment	2,335	—	2,335	100.0
Gain on sale of real estate	—	(47,100)	47,100	(100.0)
Impairment loss	—	52,201	(52,201)	(100.0)
Other (income) loss	(1,606)	258	1,864	722.5
General and administrative	53,943	54,099	(156)	(0.3)
Depreciation and amortization	222,331	207,892	14,439	6.9
NOI	$378,941	$380,564	$(1,623)	(0.4)%

Same-store NOI	329,088	348,496	(19,408)	(5.6)
Non-same-store NOI	49,853	32,068	17,785	55.5
NOI	$378,941	$380,564	$(1,623)	(0.4)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Nine Months Ended September 30,
	2020	2019
Same-store office
Number of properties	39	39
Rentable square feet	10,191,438	10,191,438
Ending % leased	93.9%	96.7%
Ending % occupied	93.1%	95.3%
Average % occupied for the period	94.2%	94.6%
Average annual rental rate per square foot	$52.89	$50.92

Same-store studio
Number of properties	3	3
Rentable square feet	1,224,403	1,224,403
Average % occupied for the period(1)	91.3%	N/A
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended. Trailing 12-month occupancy is not applicable for 11,600 square feet at 6660 Santa Monica Boulevard during the nine months ended September 30, 2019 as the property was acquired in fourth quarter 2018.

The following table gives further detail on our NOI:

	Nine Months Ended September 30,
	2020			2019
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$458,565	$81,458	$540,023	$457,367	$64,283	$521,650
Service and other revenues	10,532	896	11,428	17,422	917	18,339
Total office revenues	469,097	82,354	551,451	474,789	65,200	539,989

Studio
Rental	36,767	—	36,767	38,001	—	38,001
Service and other revenues	12,904	—	12,904	23,342	—	23,342
Total studio revenues	49,671	—	49,671	61,343	—	61,343

Total revenues	518,768	82,354	601,122	536,132	65,200	601,332

Operating expenses
Office operating expenses	162,045	32,501	194,546	155,548	33,132	188,680
Studio operating expenses	27,635	—	27,635	32,088	—	32,088
Total operating expenses	189,680	32,501	222,181	187,636	33,132	220,768

Office NOI	307,052	49,853	356,905	319,241	32,068	351,309
Studio NOI	22,036	—	22,036	29,255	—	29,255
NOI	$329,088	$49,853	$378,941	$348,496	$32,068	$380,564

The following table gives further detail on our change in NOI:

	Nine Months Ended September 30, 2020 as compared to Nine Months Ended September 30, 2019
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$1,198	0.3%	$17,175	26.7%	$18,373	3.5%
Service and other revenues	(6,890)	(39.5)	(21)	(2.3)	(6,911)	(37.7)
Total office revenues	(5,692)	(1.2)	17,154	26.3	11,462	2.1

Studio
Rental	(1,234)	(3.2)	—	—	(1,234)	(3.2)
Service and other revenues	(10,438)	(44.7)	—	—	(10,438)	(44.7)
Total studio revenues	(11,672)	(19.0)	—	—	(11,672)	(19.0)

Total revenues	(17,364)	(3.2)	17,154	26.3	(210)	—

Operating expenses
Office operating expenses	6,497	4.2	(631)	(1.9)	5,866	3.1
Studio operating expenses	(4,453)	(13.9)	—	—	(4,453)	(13.9)
Total operating expenses	2,044	1.1	(631)	(1.9)	1,413	0.6

Office NOI	(12,189)	(3.8)	17,785	55.5	5,596	1.6
Studio NOI	(7,219)	(24.7)	—	—	(7,219)	(24.7)
NOI	$(19,408)	(5.6)%	$17,785	55.5%	$(1,623)	(0.4)%

NOI decreased $1.6 million, or 0.4%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily resulting from:

•$19.4 million decrease in NOI from our same-store properties driven by:
•a decrease in office NOI of $12.2 million primarily due to:
•$6.9 million decrease in service and other revenues primarily related to a decrease in parking and other revenue at our 1455 Market, 6040 Sunset, 6922 Hollywood, Met Park North, ICON and Ferry Building properties due to reduced activity during the COVID-19 pandemic; and
•$6.5 million increase in operating expenses primarily related to an increase in repairs and maintenance, real estate tax, insurance, cleaning, engineering and security expense and due to a $2.5 million property tax savings at our Rincon Center property in the second quarter of 2019;
•partially offset by a $1.2 million increase in rental revenues primarily related to leases commenced at our Towers at Shore Center (Poshmark, Inc.), Foothill Research Center (Google, Inc.), Skyway Landing (Auris Health, Inc. and Iovance Biotherapeutics, Inc.) and 1455 Market (WeWork Companies, Inc.) properties.
•a decrease in studio NOI of $7.2 million primarily due to:
•$10.4 million decrease in service and other revenues primarily resulting from reduced filming activity at our studio properties related to the COVID-19 pandemic;
•$1.2 million decrease in rental revenues also primarily related to reduced filming activity related to COVID; and
•partially offset by $4.5 million decrease in operating expenses relating to lower parking, utilities, cleaning and lighting rental expense also due to reduced filming activity related to COVID-19.
•$17.8 million increase in NOI from our non-same-store properties driven by:
•overall increase in office NOI of $17.8 million primarily due to:
•$17.2 million increase in rental revenues primarily relating to:
•leases commenced at our EPIC (Netflix, Inc.), Fourth and Traction (Honey Science Corporation), Metro Center (various tenants) and 333 Twin Dolphin (various tenants)

properties and reduced operating expenses primarily from the sale of our Campus Center property (July 2019); and
•offset by a reduction in rental income at our Maxwell (WeWork Companies, Inc.) property.

Other Expenses (Income)

Interest Expense

The following table presents a reconciliation from the gross interest expense to the amount on the interest expense line item in the Consolidated Statements of Operations:

	Nine Months Ended September 30,
	2020	2019	Dollar Change	Percent Change
Gross interest expense	$93,846	$85,981	$7,865	9.1%
Capitalized interest	(14,264)	(12,911)	(1,353)	10.5
Amortization of deferred financing costs and loan discounts/premiums	7,257	4,422	2,835	64.1
TOTAL	$86,839	$77,492	$9,347	12.1%

Gross interest expense increased by $7.9 million, or 9.1%, to $93.8 million for the nine months ended September 30, 2020 compared to $86.0 million for the nine months ended September 30, 2019. The increase was primarily driven by the issuance of our $900.0 million loan secured by the Hollywood Media Portfolio (July 2020), 4.65% registered senior notes (June 2019) and 3.25% registered senior notes (October 2019), partially offset by the paydown of Term loan A (October 2019), Term loan B, Term loan D, Met Park North loan, Revolving Sunset Bronson Studios/ICON/CUE facility and outstanding borrowings on our unsecured revolving credit facility all on July 2020.

Capitalized interest increased $1.4 million, or 10.5%, to $14.3 million for the nine months ended September 30, 2020 compared to $12.9 million for the nine months ended September 30, 2019. The increase was primarily driven by our One Westside redevelopment property and our EPIC and Harlow development properties, partially offset by recently completed redevelopment and development properties.

Amortization of deferred financing costs and loan discounts/premiums increased by $2.8 million, or 64.1%, to $7.3 million for the nine months ended September 30, 2020 compared to $4.4 million for the nine months ended September 30, 2019. The increase was primarily driven by the accelerated amortization of deferred financing costs on debt paid off during the nine months ended September 30, 2019 and new amortization of issuance costs associated with our $400.0 million 3.25% Registered senior notes (October 2019) and our $900.0 million loan secured by the Hollywood Media Portfolio (July 2020).

General and Administrative Expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses decreased $0.2 million, or 0.3%, to $53.9 million for the nine months ended September 30, 2020 compared to $54.1 million for the nine months ended September 30, 2019. The change was primarily attributable to a decrease in travel and entertainment expense, offset by an increase in payroll and related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $14.4 million, or 6.9%, to $222.3 million for the nine months ended September 30, 2020 compared to $207.9 million for the nine months ended September 30, 2019. The increase was primarily related to recently completed redevelopment and development properties (EPIC, Fourth & Traction and Maxwell) and an increase in leasing costs and tenant improvements for properties placed in service during the nine months ended September 30, 2020.

Fee Income

We recognized fee income of $1.7 million for the nine months ended September 30, 2020 compared to $0.9 million for the nine months ended September 30, 2019. Fee income primarily represents management fee, construction management fee and leasing commission income earned from the unconsolidated real estate entity.

Unrealized loss on non-real estate investment

We recognized an unrealized loss on our non-real estate investment of $2.3 million due to the observable changes in fair value for the nine months ended September 30, 2020.

Impairment Loss

We recorded $52.2 million of impairment charges during the six months ended June 30, 2019 related to our Campus Center office property. We did not recognize impairment charges during the nine months ended September 30, 2020.

Gain on sale of real estate

We recognized a $47.1 million gain on sale of real estate from the sale of our Campus Center property (July 2019) during the nine months ended September 30, 2019. We did not recognize a gain on sale of real estate during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Since our initial public offering, we have remained capitalized through public offerings, private placements, joint ventures and continuous offerings under our ATM program. We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, strategic acquisitions, capital expenditures, tenant improvements, leasing costs, dividends and distributions, share repurchases and repayments of outstanding debt financing will include:

•cash on hand, cash reserves and net cash provided by operations;

•proceeds from additional equity securities;

•our ATM program;

•borrowings under the operating partnership’s unsecured revolving credit facility and One Westside construction loan;

•proceeds from joint ventures partners; and

•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had $365.3 million of cash and cash equivalents at September 30, 2020. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service our debt and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through September 30, 2020. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program. We did not utilize the ATM program during the nine months ended September 30, 2020.

As of September 30, 2020, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, nothing of which had been drawn. As of September 30, 2020, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and 10850 Pico properties, $75.1 million of which had been drawn.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total consolidated market capitalization (counting series A preferred units as debt) as of September 30, 2020:

September 30, 2020
Unsecured and secured debt(1)	$3,087,168
Series A preferred units	9,815
Total consolidated debt	3,096,983
Less: Cash and cash equivalents	365,294
Total consolidated debt, net	2,731,689
Common equity capitalization(2)	3,394,031
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$6,491,014
Total consolidated debt, net/total consolidated market capitalization	42.1%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Common equity capitalization represents the shares of common stock (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of our stock of $21.93, as reported by the NYSE, as of September 30, 2020.

Outstanding Indebtedness

The following table sets forth information as of September 30, 2020 and December 31, 2019 with respect to our outstanding indebtedness (excluding unamortized deferred financing costs and loan discounts/premiums):

	September 30, 2020	December 31, 2019
Unsecured debt	$1,925,000	$2,475,000
Secured debt	$1,162,168	$370,459
In-substance defeased debt	$132,560	$135,030
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of September 30, 2020.

Liquidity Uses

Contractual Obligations

During the nine months ended September 30, 2020, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2019 Annual Report on Form 10-K. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Debt” for information regarding our minimum future principal payments due on our outstanding debt. See Part I, Item 1 “Note 11 to our Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum ground lease payments. See Part I, Item 1 “Note 7 to our Consolidated Financial Statements—Prepaid Expenses and Other Assets, net” for additional contingencies.

Cash Flows

A comparison of our cash flow activity is as follows:

	Nine Months Ended September 30,
	2020	2019	Dollar Change	Percent Change
Net cash provided by operating activities	$247,890	$233,600	$14,290	6.1%
Net cash used in investing activities	$(305,204)	$(207,246)	$(97,958)	47.3%
Net cash provided by (used in) financing activities	$403,329	$(25,206)	$428,535	1,700.1%

Cash and cash equivalents and restricted cash were $404.3 million and $58.3 million at September 30, 2020 and December 31, 2019, respectively.

Operating Activities

Net cash provided by operating activities increased by $14.3 million, or 6.1%, to $247.9 million for the nine months ended September 30, 2020 compared to $233.6 million for the nine months ended September 30, 2019. The change resulted primarily from higher cash NOI in 2020, partially offset by an increase in interest expense.

Investing Activities

Net cash used in investing activities increased by $98.0 million, or 47.3%, to $305.2 million for the nine months ended September 30, 2020 compared to $207.2 million for the nine months ended September 30, 2019. The change resulted primarily from $147.8 million of proceeds from sale of real estate in 2019 that largely offset the amounts spent on additions to investment in real estate, contributions to unconsolidated entities, and deposits for property acquisitions that occurred in 2019.

Financing Activities

Net cash provided by financing activities increased by $428.5 million, or 1,700.1%, to $403.3 million for the nine months ended September 30, 2020 compared to net cash used in financing activities of $25.2 million for the nine months ended September 30, 2019. The change resulted primarily from a $372.5 million contribution to consolidated entities from our joint venture partners and $137.1 million higher net proceeds from borrowings and repayments of debt in 2020, partially offset by $53.5 million spent on share repurchases in 2020.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Indebtedness

Pursuant to a co-ownership agreement with an affiliate of Blackstone 1 LP, we have one investment in an unconsolidated real estate entity: the Bentall Centre property located in Vancouver, Canada. We own 20% of this joint venture and we serve as the operating partner. The unconsolidated real estate entity has mortgage indebtedness. Due to our significant influence over the unconsolidated entity, we account for the entity using the equity method of accounting. As of September 30, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by the unconsolidated entity was approximately $476.1 million and our proportionate share is approximately $95.2 million.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the assignment of the purchase price of an acquired property among land, buildings, improvements, equipment and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties. These determinations, even though inherently subjective and prone to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate, based on revised estimates and reconciliation to the actual results when available.

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

The following table presents a reconciliation of net income to FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(1,362)	$62,955	$19,598	$38,883
Adjustments:
Depreciation and amortization—Consolidated	75,052	69,781	222,331	207,892
Depreciation and amortization—Corporate-related	(581)	(543)	(1,720)	(1,596)
Depreciation and amortization—Company’s share from unconsolidated real estate entity	1,445	1,751	4,181	2,314
Gains on sale of real estate	—	(47,100)	—	(47,100)
Impairment loss	—	—	—	52,201
Unrealized (loss) gain on non-real estate investment	(513)	—	2,335	—
FFO attributable to non-controlling interests	(10,725)	(7,463)	(24,619)	(21,032)
FFO attributable to preferred units	(153)	(153)	(459)	(459)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$63,163	$79,228	$221,647	$231,103

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2019 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2020 to the information provided in Part II, Item 7A, of our 2019 Annual Report on Form 10-K.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our unconsolidated real estate entity operating in Canada. The unconsolidated real estate entity’s functional currency is the local currency, or Canadian dollars. Any gains or losses resulting from the translation of Canadian dollars to U.S. dollars are classified on our Balance Sheet as a separate component of other comprehensive income and are excluded from net income.

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

ITEM 1A. RISK FACTORS

Our business and results of operations and financial condition have been and may be further materially or adversely impacted by the outbreak of a pandemic including COVID-19

The global spread of COVID-19 has created, and is likely to continue to create, significant volatility, uncertainty and economic disruption. In response to the pandemic, state and local governments, including those in Northern and Southern California, the Pacific Northwest and British Columbia have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including industries our tenants operate in. The COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and on our financial condition, results of operations and cash flows due to, among other factors: our tenants’ ability to pay rent on their leases; our inability to re-let space in our properties on favorable terms; ability to access capital markets on favorable terms and potential delays with development and re-development activities resulting in failure to achieve expected occupancy and/or rent levels within the projected time frames. We collected approximately 97.0% of our third quarter combined contractual rents, comprised of approximately 98.0% from office tenants, 100.0% from studio tenants and 52.0% from storefront retail tenants. As of October 29, 2020, we have collected 94.0% of our October combined contractual rents, comprised of approximately 96.0% from office tenants, 98.0% from studio tenants and 51.0% from storefront retail tenants.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the third quarter of 2020, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the third quarter of 2020, we issued an aggregate of 1,286 shares of our common stock in connection with restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with restricted stock awards for a net issuance of 1,286 shares of common stock. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s partnership agreement. During the third quarter of 2020, our operating partnership issued an aggregate of 1,286 common units to us.

All other issuances of unregistered equity securities of our operating partnership during the nine months ended September 30, 2020 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $7.94 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table summarizes the repurchases of the Company equity securities during the third quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Yet Be Purchased Under The Plans or Programs(2)
September 1- September 30, 2020(1)	1,177,127	$22.50	1,177,127	$190,228,918
TOTAL	1,177,127	$22.50	1,177,127	$190,228,918
_____________
1.On January 20, 2016, our board of directors authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc., which our board of directors increased to a total of $250.0 million on March 8, 2018. The program does not have a termination date, and repurchases may be discontinued at any time.
2.The Maximum That May Yet Be Purchased Under the Plans or Programs is shown net of repurchases. During the first quarter 2020, the Company repurchased 1,414,007 shares at the average price paid per share of $23.54.

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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 4, 2020	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 4, 2020	/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 4, 2020	/S/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 4, 2020	/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)