Form 10-K
period 2020-12-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2021-02-22
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                             ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) was $3.80 billion based upon the last sales price on June 30, 2020 for the registrant’s Common Stock.

There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at February 15, 2021 was 150,957,542.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2021 Annual Meeting of Stockholders to be held May 20, 2021 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the United States Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2020 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of December 31, 2020, Hudson Pacific Properties, Inc. owned approximately 98.6% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.4% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.

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

•the loss of key personnel;

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

•changes in the tax laws and uncertainty as to how those changes may be applied;

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

ITEM 1. Business

Company Overview

We are a vertically integrated real estate company focused on acquiring, repositioning, developing and operating high-quality office and state-of-the-art studio properties in high-growth, high-barrier-to-entry submarkets throughout Northern and Southern California, the Pacific Northwest and Western Canada. We invest across the risk-return spectrum, favoring opportunities where we can employ leasing, capital investment and management expertise to create additional value. As of December 31, 2020, our portfolio included office properties, comprising an aggregate of approximately 15.6 million square feet, and studio properties, comprising approximately 1.2 million square feet of sound-stage, office and supporting production facilities. We also own undeveloped density rights for approximately 3.2 million square feet of future office and residential space.

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
This Annual Report on Form 10-K includes financial measures that are not in accordance with generally accepted accounting principles in the United States (“GAAP”), which are accompanied by what the Company considers the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company presents the “Company’s share” of certain of these measures, which are non-GAAP financial measures that are calculated as the consolidated amount calculated in accordance with GAAP, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s percentage ownership interest), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). Management believes that presenting the “Company’s share” of these measures provides useful information to investors regarding the Company’s financial condition and/or results of operations because the Company has several significant joint ventures, and in some cases the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company accounts for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the joint venture even though the Company’s partner(s) owns a significant percentage interest. As a result, management believes that presenting the Company’s share of various financial measures in this manner can help investors better understand the Company’s financial condition and/or results of operations after taking into account its true economic interest in these joint ventures.

Business and Growth Strategies

We invest in Class-A office and studio properties located in high barrier-to-entry, innovation-centric submarkets with significant growth potential. Our positioning within these submarkets allows us to attract and retain quality growth companies as tenants, many in the technology and media and entertainment sectors. The purchase of properties with a value-add component, typically through off-market transactions, also facilitates our growth. These types of assets afford us the opportunity to capture embedded rent growth and occupancy upside, and to strategically invest capital to reposition and redevelop assets to generate additional cash flow. We take a more measured approach to ground-up development, with most under-construction, planned or potential projects located on ancillary sites that are part of existing operating assets. Management expertise across disciplines supports execution at all levels of our operations. In particular, aggressive leasing and proactive asset management, combined with a focus on conservatively managing our balance sheet, are central to our strategy.

Major Tenants

As of December 31, 2020, the 15 largest tenants in our office portfolio represented approximately 38.6% of the Company’s share of total annualized base rent generated by our office properties. As of December 31, 2020, our two largest tenants were Google, Inc. and Netflix, Inc., which together accounted for 12.8% of the Company’s share of the annualized base rent generated by our office properties.

For further detail regarding major tenants, see Item 2 “Properties—Tenant Diversification.”

Our Competitive Position

We believe the following competitive strengths distinguish us from other real estate owners and operators and will enable us to capitalize on opportunities in the market to successfully expand and operate our portfolio.

•Experienced Management Team with a Proven Track Record of Acquiring and Operating Assets and Managing a Public Office REIT. Our senior management team has an average of over 30 years of experience in the commercial real estate industry, with a focus on acquiring, repositioning, developing and operating office properties in Northern and Southern California, the Pacific Northwest and Western Canada.

•Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no competing real estate business interests outside of our Company. Additionally, as of December 31, 2020, our senior management team owned approximately 1.9 million shares of our common stock and 1.9 million units in our operating partnership on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

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

•Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our IPO, including through 16 offerings (including two public offerings of 8.375% series B Cumulative Preferred Stock, ten public offerings of our common stock, one private placement of our common stock and three public offerings of senior notes) and continuous offerings under our at-the-market (“ATM”) program for aggregate total proceeds of approximately $4.7 billion (before underwriters’ discounts and transaction costs) as of December 31, 2020. Available cash on hand and our unsecured credit facility provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy while maintaining a flexible and conservative capital structure. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities. As of December 31, 2020, we had total borrowing capacity of approximately $600.0 million under our unsecured revolving credit facility, none of which has been drawn, and we have the ability to draw up to $414.6 million under our construction loan secured by our One Westside and 10850 Pico properties, $106.1 million of which has been drawn. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities. Based on the closing price of our common stock of $24.02 on December 31, 2020, we had a debt-to-market capitalization ratio (counting series A preferred units in our operating partnership, or series A preferred units, as debt) of approximately 48.2%.

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

Environmental, Social and Governance (“ESG”)

ESG Commitment

Our ESG platform, Better BlueprintTM, is informed by decades of experience and what we believe to be best practices across every aspect of real estate. Better BlueprintTM brings to life our vision of vibrant, thriving urban spaces and places built for the long term. Its principles and objectives provide a common thread that authentically guides our work and relations with tenants, employees, investors and partners. Through this program, we aim to foster the growth of sustainable, healthy and equitable cities—vibrant cities, today and in the future.

Sustainable: Minimizing our Footprint

We are committed to leadership in sustainability—whether designing a new property, reimagining a dated building, or managing our existing portfolio. Our sustainability initiatives focus specifically on carbon and energy and waste and water. In 2020, we met our goal to achieve net zero carbon across operations and achieved this five years ahead of schedule, making us one of the first large real estate organizations in the world to go fully carbon neutral. While we continue to reduce our energy use through innovative, tech-enabled solutions, we are also focused on reducing the carbon embodied in our building materials like steel and concrete and achieving our goal to be net zero waste by 2025.

Our 2020 achievements include:

•100% of properties are net zero carbon across all operations;
•100% of properties use renewable electricity;
•100% of (re)developments and major repositionings adhere to our Sustainable Design Vision, which includes a commitment to obtaining a minimum of LEED Gold certification on all projects;
•80% of our in-service office portfolio is LEED certified and 71% is ENERGY STAR certified; and
•99% of our in-service office portfolio has recycling services and 71% has composting services.

Healthy: Healthy Buildings, Healthy Lives

We aim to set our properties apart by providing safe environments that promote wellness and resilience for our employees, tenants and neighbors. Our healthy buildings initiatives focus specifically on Building Design and Operations and Community Engagement. We are a Fitwel Champion, committed to the healthy building principles outlined in Fitwel’s evidence-based certification framework developed in partnership with the U.S. Centers for Disease Control, and we were one of the first major North American landlords to achieve portfolio-wide certification under Fitwel’s Viral Response Module (“VRM”). We also have developed a comprehensive Healthy Building Checklist, which our entire in-service office portfolio will meet by 2025.

Our 2020 achievements include:

•100% of properties use COVID-safe operational procedures certified under Fitwel’s VRM, including but not limited to: face covering requirement for all common spaces, use of hospital-grade disinfectants, increased cleaning frequency, maximized outside air and optimized filtration with MERV-13+ filters where possible;
•100% of multi-tenant properties have a mobile app that regularly promotes health and wellness through virtual fitness classes, mindfulness training, cooking sessions and more;
•98% of our in-service office portfolio is served by bike storage, 72% has showers and/or lockers and 53% has on-site fitness amenities; and
•23% of our in-service office portfolio is Fitwel certified.

Equitable: Vibrant, Thriving Cities for All

We seek to create and cultivate communities that champion diversity and inclusivity and afford ample opportunity for everyone to succeed. Our equity and inclusion initiatives focus specifically on workplace opportunity and homelessness and housing. We offer a highly competitive approach to compensation, benefits, workplace and culture, and we have an established diversity, equity and inclusion (“DEI”) program focused both internally and externally. Our employees are actively engaged in their communities, and as a company we are committed to donating at least 1% of net earnings annually to charitable causes.

Our 2020 achievements include:

•100% of employees received training on subjects such as health and safety, leadership development, corporate operations and/or new employee onboarding;
•100% of employees were given access to DEI education resources and a subset of employees completed intensive, cohort-based DEI training (with the remaining employees to complete the training in 2021);
•Over $1 million in charitable giving, with a focus on organizations advancing homelessness, racial equity and health and wellness in our core markets;
•Over $650,000 in grants made available to under-represented artists through the Vibrant Cities Arts Grant, which is associated with our One Westside development project in partnership with Macerich; and
•Long-standing policy of providing every employee with 32 hours of paid volunteer time-off annually, access to a robust Matching Gift program and regular employee volunteering events.

Human Capital

Hiring

In alignment with our Company values, we believe people are our greatest asset and we embrace a recruitment process that strives to attract top-tier, diverse talent. Through a series of behavioral-based interviews, Company recruiters assess candidates for skills, competencies and cultural fit. The hiring team comprises a recruiter, hiring manager and other peers or stakeholders to ensure a collaborative process.

Diversity, Equity and Inclusion

We value employees at all levels of the organization and provide ample opportunities for growth, while striving to foster and celebrate diversity in all its forms, whether gender, age, ethnicity or cultural background. We take pride in the fact that our employee base reflects an even gender split as well as a broad cross-section of racial and ethnic backgrounds. In 2020, we launched a comprehensive DEI program for employees at all levels, which includes initiatives such as:

•An ongoing series of intensive, cohort-based DEI training with an external consultant/coach for all employees.
•The development of Employee Resource Groups (“ERGs”), which are designed to connect employees who have similar backgrounds and shared experiences. ERGs commit to working with the Company on diversity and inclusion, bringing people together to share best practices and ensure that we are supporting each other across our communities.
•A thoughtfully curated DEI Library filled with education resources, which employees can access online at any time to increase awareness and knowledge of important concepts and to develop skills to help make meaningful change.

Training and Development

Upon joining the Company, our employees from all regions attend Hudson U, a two-day orientation program that is a fun, interactive way for new hires to get to know the Company, its strategy, values and leadership. Senior executives speak candidly about the Company and their roles.

In addition to traditional employee development programs like annual performance reviews and role-specific training programs, we offer individualized curriculums through an online platform at no cost to the employees, interactive leadership development programs for junior and mid-career/senior team members and off-site team retreats that foster team-building and skills training. The Company regularly honors top performers, and generous Company policies encourage work/life balance through paid time off, subsidized gym memberships, fitness programs and events and healthy dining options.

Compensation and Benefits

We are a pay-for-performance organization, which means that compensation decisions are made based on individual, team/department, and overall company performance. This includes consideration of contributions and accomplishments as well as how these were achieved (values, skills and competencies). The objective is to emphasize corporate goals and individual contributions to the achievement of those goals for the year.

We award merit salary increases as recognition for the past year’s performance, sustained contributions and/or the attainment of new skills. Discretionary bonuses are designed to reward employees for fulfilling their responsibilities, delivering superior results and making significant contributions. Discretionary performance bonus amounts are based on job level and should be dependent on the nature and significance of the employee’s contribution and accomplishment.

We offer competitive compensation and benefits, including, but not limited to, retirement savings plans and medical, dental and vision coverage. We offer multiple flexible spending accounts, an employee referral bonus program and a comprehensive charitable giving program with matching donations and 32 hours of paid time off each year for volunteering. We have generous policies to encourage work/life balance, including paid holiday, vacation and sick time as well as an employee assistance program that offers confidential assistance 24 hours a day, 365 days a year to assist with personal and work-related problems.

Collective Bargaining Arrangements

At December 31, 2020, we had 375 employees, of which six were subject to collective bargaining agreements. Each of the six employees are on-site at the Sunset Bronson Studios property. We believe that relations with our employees are good.

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

ITEM 1A. Risk Factors

Overview

The following section sets forth material factors that may adversely affect our business and financial performance. The following factors, as well as the factors discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Influence Our Operating Results” and other information contained in this Annual Report on Form 10-K, should be considered in evaluating us and our business.

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business and financial performance. These risks are discussed more fully below and include, but are not limited to, the following:

•Risks Related to Our Properties and Our Business

•Our properties are located in Northern and Southern California, the Pacific Northwest and Western Canada, and we are susceptible to adverse economic conditions, local regulations and natural disasters affecting those markets.
•We derive a significant portion of our rental revenue from tenants in the technology and media and entertainment industries, which makes us particularly susceptible to demand for rental space in those industries.
•We may be unable to identify and complete acquisitions of properties that meet our criteria, dispose of such assets, yield the returns we expect or to successfully and profitably operate our properties.
•Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, and our existing debt may restrict our ability to engage in some business activities.
•Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
•We face considerable competition, depend on significant tenants, may be unable to renew leases, lease vacant space or may be unable to obtain our asking rents, which could each have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.
•Some of our properties are subject to ground leases, the termination or expiration of which could cause us to lose our interest in, and the right to receive rental income from, such properties.
•Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.
•If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

•Risks Related to the Real Estate Industry

•Our performance and value are subject to risks associated with real estate assets and the real estate industry, as well as property development and redevelopment.
•The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes and harm our financial condition.
•We may incur significant costs related to compliance with government laws, regulations and covenants that are applicable to our properties, including environmental regulations.
•Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

•Risks Related to Our Organizational Structure

•The series A preferred units that were issued to some contributors in connection with our IPO in exchange for the contribution of their properties have certain preferences, which could limit our ability to pay dividends or other distributions to the holders of our securities or engage in certain business combinations, recapitalizations or other fundamental changes.
•Conflicts of interest exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership.

•Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer or prevent a change of control transaction, even if such a change in control may be in our stockholders’ interest, and as a result may depress the market price of our securities.
•Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
•Our rights and the rights of our stockholders to take action against our directors and officers are limited.
•We are a holding company with no direct operations and, as such, we rely on funds received from our operating partnership to pay liabilities, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.

•Risks Related to Our Status as a REIT

•Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.
•If our operating partnership were to fail to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
•The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.
•Our ownership of taxable REIT subsidiaries is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.
•To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.
•Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.
•Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•The power of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders and unitholders.
•Legislative or other actions affecting REITs could have a negative effect on our investors and us.

•Risks Related to General and Global Factors

•Our business and results of operations and financial condition have been and may be further materially or adversely impacted by the outbreak of a pandemic, including COVID-19.
•Adverse economic and geopolitical conditions and dislocations in the credit markets, as well as social, political, and economic instability, unrest, and other circumstances beyond our control could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our securities.
•Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance.
•Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
•We may become subject to litigation, which could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.
•We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.
•Future terrorist activity or engagement in war by the United States may have an adverse effect on our financial condition and operating results.

Risks Related to Our Properties and Our Business

Our properties are located in Northern and Southern California, the Pacific Northwest and Western Canada, and we are susceptible to adverse economic conditions, local regulations and natural disasters affecting those markets.

Our properties are located in Northern and Southern California, the Pacific Northwest and Western Canada, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio. Further, our properties are concentrated in certain areas, including Los Angeles, San Francisco, Silicon Valley, Seattle and Vancouver, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of Northern and Southern California, the Pacific Northwest and Western Canada (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in our markets (such as earthquakes, windstorms, landslides, droughts, fires and other events). In addition, the State of California has had historical periods of budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in Northern and Southern California, the Pacific Northwest or Western Canada, or any decrease in demand for office space resulting from the California regulatory or business environment, could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

In order to maintain our qualification as a REIT, we are required to meet various requirements under the Internal Revenue Code of 1986, as amended, or the Code, including that we distribute annually at least 90% of our REIT taxable income, excluding any net capital gain. In addition, we will be subject to federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

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

If interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities. In addition, while such agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under Accounting Standards Codification (“ASC”) 815, Derivative and Hedging.

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

Our 1918 Eighth property in Seattle has only been under our management since it was acquired in December 2020. This property may have characteristics or deficiencies unknown to us which could affect its valuation or revenue potential. In addition, there can be no assurance that the operating performance of this property will not decline under our management. We cannot assure you that we will be able to operate this property successfully.

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

We depend on significant tenants.

As of December 31, 2020, the 15 largest tenants in our office portfolio represented approximately 38.6% of the Company’s share of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2020, our two largest tenants were Google, Inc. and Netflix, Inc., which together accounted for 12.8% of the Company’s share of the annualized base rent generated by our office properties. If Google, Inc. and Netflix, Inc. were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2020, approximately 10.2% of the Company’s share of the square footage of the office properties (including our development and redevelopment properties) in our portfolio was available, taking into account uncommenced leases signed as of December 31, 2020. An additional approximately 11.0% of the Company’s share of the square footage of the office properties in our portfolio is scheduled to expire in 2021 (includes leases scheduled to expire on December 31, 2020). We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Many of our senior executives have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. In February 2021, our Chief Investment Officer/Chief Operating Officer and Executive Vice President, Operations resigned from the Company in order to pursue their own venture. The loss of services of these executives or other members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

As of December 31, 2020, we have fourteen joint ventures. See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” for details on our joint ventures. We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

In exchange for the contribution of properties to our portfolio in connection with our IPO, some contributors received series A preferred units in our operating partnership. As of December 31, 2020, these units have an aggregate liquidation preference of approximately $9.8 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our Company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we were to fail to qualify as a REIT, we would not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the value of our securities.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock and requirements regarding the composition of our assets and our gross income. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains.

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

If our operating partnership were to fail to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

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

We currently own interests in certain taxable REIT subsidiaries and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation (or entity treated as a corporation for federal income tax purposes) other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. No more than 25% of our total assets may be represented by securities, including securities of taxable REIT subsidiaries, other than those securities includable in the 75% asset test. Further, no more than 20% of the value of our total assets may be represented by securities of taxable REIT subsidiaries. We anticipate that the aggregate value of the stock and other securities of any taxable REIT subsidiaries that we own will be less than 20% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable asset test limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with these limitations or avoid application of the 100% excise tax discussed above.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and per share trading price of our securities.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities.

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

Risks Related to General and Global Factors

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

Our business and results of operations and financial condition have been and may be further materially or adversely impacted by the outbreak of a pandemic including COVID-19.

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

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk on our ability to successfully operate our business and on our financial condition, results of operations and cash flows.

Social, political, and economic instability, unrest, and other circumstances beyond our control could adversely affect our business operations.

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

As of December 31, 2020, we have $1.2 billion variable rate debt, of which $475.0 million is subject to interest rate swaps. If LIBOR changes or is replaced, the interest rates on our debt which is indexed to USD-LIBOR will be determined using a different successor rate, which may adversely affect interest expense and may result in interest obligations which are more than, or do not otherwise correlate over time with, the payments that would have been made on such debt if USD-LIBOR was available in its current form. These changes could adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2020, our portfolio consisted of 64 properties (41 wholly-owned properties, 15 properties owned by joint ventures and eight land properties) located in eleven California, three Seattle and one Western Canada submarkets, totaling approximately 20.0 million square feet.

Office Portfolio

Our office portfolio consists of 53 office properties comprising an aggregate of approximately 15.6 million square feet. All of our office properties are located in Northern and Southern California, the Pacific Northwest and Western Canada. As of December 31, 2020, the weighted average remaining lease term for our stabilized office portfolio was 4.9 years.

In-Service Portfolio

Our in-service office properties include stabilized office properties and lease-up office properties. Stabilized office properties consist of same-store properties and non-same-store properties. Same-store properties include all of the properties owned and included in our stabilized portfolio as of January 1, 2019 and still owned and included in the stabilized portfolio as of December 31, 2020. Lease-up properties are defined as those properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development.

The following table summarizes information relating to the consolidated and unconsolidated in-service office properties owned as of December 31, 2020:

Location	Submarket	Square Feet(1)	Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)

Same-store:
Greater Seattle, Washington
Northview Center	Lynnwood	182,009	63.6%	63.6%	$2,730,690	$23.60
Met Park North	Denny Triangle	183,355	100.0	100.0	5,723,658	31.22
Hill7(6)	Denny Triangle	285,310	99.1	99.1	11,023,376	39.01
450 Alaskan	Pioneer Square	170,974	95.4	95.4	6,700,074	41.08
411 First	Pioneer Square	163,768	87.3	89.6	4,987,839	34.90
505 First	Pioneer Square	288,009	100.0	100.0	7,260,428	25.21
83 King	Pioneer Square	183,939	91.5	91.5	7,226,240	42.94
Subtotal		1,457,364	92.2	92.5	45,652,305	33.97
San Francisco Bay Area, California
1455 Market(6)	San Francisco	1,034,977	99.3	99.3	54,373,248	52.92
275 Brannan	San Francisco	57,120	100.0	100.0	4,646,712	81.35
625 Second	San Francisco	138,094	100.0	100.0	8,299,424	60.10
875 Howard	San Francisco	286,003	99.9	99.9	15,353,671	53.74
901 Market	San Francisco	205,530	100.0	100.0	12,764,083	62.10
Rincon Center(7)	San Francisco	539,461	96.4	96.4	32,086,340	61.68
Ferry Building(6)	San Francisco	268,018	92.9	92.9	21,279,024	85.50
Towers at Shore Center	Redwood Shores	334,483	91.1	91.1	21,772,467	71.45
Skyway Landing	Redwood Shores	247,173	80.8	80.8	11,529,578	57.70
555 Twin Dolphin	Redwood Shores	198,936	84.7	84.7	10,645,308	63.15

Location	Submarket	Square Feet(1)	Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)

Palo Alto Square	Palo Alto	333,254	88.1	88.1	26,530,599	90.33
3176 Porter	Palo Alto	42,899	100.0	100.0	3,290,983	76.71
3400 Hillview	Palo Alto	207,857	100.0	100.0	15,008,606	72.21
Clocktower Square	Palo Alto	100,655	44.6	100.0	4,069,401	90.73
Foothill Research Center	Palo Alto	195,385	100.0	100.0	14,291,460	73.15
Page Mill Center(8)	Palo Alto	94,542	100.0	100.0	6,074,841	64.26
Page Mill Hill	Palo Alto	182,676	82.0	82.0	11,704,377	78.14
Gateway	North San Jose	609,093	87.3	87.3	22,287,416	41.90
1740 Technology	North San Jose	206,879	99.5	99.5	8,597,223	41.76
Concourse	North San Jose	944,386	92.0	92.2	34,413,114	39.61
Skyport Plaza	North San Jose	418,086	96.2	96.2	15,256,242	37.92
Techmart	Santa Clara	284,440	78.8	78.8	10,938,343	48.77
Subtotal		6,929,947	92.6	93.5	365,212,460	56.90

Los Angeles, California
6922 Hollywood	Hollywood	202,528	75.7	75.7	8,290,673	54.06
6040 Sunset(9)	Hollywood	114,958	100.0	100.0	6,414,656	55.80
ICON(9)	Hollywood	326,792	100.0	100.0	19,492,518	59.65
CUE(9)	Hollywood	94,386	100.0	100.0	5,696,484	60.35
604 Arizona	West Los Angeles	44,260	100.0	100.0	3,129,220	70.70
3401 Exposition	West Los Angeles	63,376	100.0	100.0	3,042,105	48.00
10900 Washington	West Los Angeles	9,919	100.0	100.0	448,736	45.24
10950 Washington	West Los Angeles	159,198	100.0	100.0	7,133,760	44.81
11601 Wilshire	West Los Angeles	500,475	89.6	92.7	20,954,152	46.73
Element LA	West Los Angeles	284,037	100.0	100.0	17,343,691	61.06
Subtotal		1,799,929	94.4	95.2	91,945,995	54.13
Total same-store		10,187,240	92.9	93.6	502,810,760	53.15

NON-SAME-STORE
Vancouver, British Columbia
Bentall Centre(10)	Downtown Vancouver	1,488,266	97.8	98.4	40,724,699	27.97
Subtotal		1,488,266	97.8	98.4	40,724,699	27.97
Greater Seattle, Washington
1918 Eighth(6)	Denny Triangle	668,109	98.1	99.6	20,075,870	30.62
Subtotal		668,109	98.1	99.6	20,075,870	30.62
San Francisco Bay Area, California
Metro Plaza(11)	North San Jose	408,594	91.0	91.0	15,912,333	42.78
Shorebreeze	Redwood Shores	230,932	89.0	89.0	13,009,783	63.26
Subtotal		639,526	90.3	90.3	28,922,116	50.07
Los Angeles, California
EPIC(9)	Hollywood	301,127	100.0	100.0	20,597,087	68.40
Fourth & Traction	Downtown Los Angeles	131,701	93.5	100.0	5,383,660	43.74
Maxwell(12)	Downtown Los Angeles	102,963	94.8	94.8	—	—
10850 Pico(13)	West Los Angeles	55,650	100.0	100.0	2,179,567	39.17
Subtotal		591,441	97.6	99.1	28,160,314	48.77
Total non-same-store		3,387,342	96.4	97.2	117,882,999	36.09
Total stabilized		13,574,582	93.8	94.5	620,693,759	48.77
Company’s Share of Total Stabilized		10,944,413	92.7	93.5	513,952,560	50.67

Location	Submarket	Square Feet(1)	Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)

LEASE-UP
Greater Seattle, Washington
95 Jackson	Pioneer Square	35,904	74.3	74.3	1,110,164	41.64
Subtotal		35,904	74.3	74.3	1,110,164	41.64
San Francisco Bay Area, California
Metro Center	Foster City	736,986	79.1	79.4	34,577,275	59.33
333 Twin Dolphin	Redwood Shores	182,789	74.9	74.9	8,243,745	60.22
Subtotal		919,775	78.2	78.5	42,821,020	59.50
Total lease-up		955,679	78.1	78.3	43,931,184	58.86
TOTAL IN-SERVICE		14,530,261	92.7%	93.5%	$664,624,943	$49.33
COMPANY’S SHARE OF TOTAL IN-SERVICE		11,900,092	91.5%	92.3%	$557,883,744	$51.24
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of December 31, 2020, divided by (ii) total square feet, expressed as a percentage.
3.Calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2020, divided by (ii) total square feet, expressed as a percentage.
4.Presented on an annualized basis and is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2020, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
5.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2020. Annualized base rent does not reflect tenant reimbursements.
6.We own 55% of the ownership interest in the consolidated joint ventures that own Hill7, 1455 Market, Ferry Building and 1918 Eighth.
7. 20,047 square feet at Rincon Center was taken off-line for repositioning as of third quarter 2019. An additional 6,444 square feet was taken off-line in subsequent quarters. The total repositioning space was re-measured during fourth quarter 2020 at 36,905 square feet.
8. 63,201 square feet at Page Mill Center was taken off-line for repositioning as of first quarter 2020. This space was re-measured during second quarter 2020 to 64,038 square feet. An additional 15,018 square feet was taken off-line for repositioning as of third quarter 2020.
9.We own 51% of the ownership interest in the consolidated joint venture that owns 6040 Sunset, ICON, CUE and EPIC.
10.We own 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre. Annualized base rent and rental rates have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2020.
11. 17,624 square feet at Metro Plaza was taken off-line for repositioning as of fourth quarter 2019. An additional 30,851 square feet was taken off-line for repositioning as of first quarter 2020. The total repositioning space was re-measured during third quarter 2020 at 61,066 square feet.
12.We entered into an agreement with WeWork Companies Inc. stipulating that the tenant shall pay substitution rent in an amount equal to 70% of net revenues actually received during each full calendar month for the remainder of the lease term in lieu of paying monthly base rent. We reserve the option to terminate this lease in its entirety or as to a full floor of the premises at any time by providing a minimum 60 days’ written notice.
13.We own 75% of the ownership interest in the consolidated joint venture that owns 10850 Pico. 40,337 square feet at 10850 Pico was taken off-line for repositioning as of first quarter 2020.

Repositioning, Redevelopment and Development Portfolio

Properties are selected for repositioning when a portion of the asset is reclassified for purposes of improving its quality and value through investment of significant capital, resulting in substantial down time in occupancy. Properties are selected for redevelopment or development when we believe the result will render a higher economic return. A redevelopment can consist of a range of improvements to a property, and may constitute a complete structural renovation of a building or remodeling select areas to make the property more attractive to tenants. Repositioning, redevelopment and development properties are excluded from our in-service portfolio to maintain consistency in evaluating our performance from period to period. The repositioning, redevelopment and development processes are generally capital-intensive and occur over the course of several months or years. Commonly associated with newly-acquired properties, redevelopment efforts may also occur at properties we currently own.

The following table summarizes information relating to each of the repositioning, redevelopment and development properties owned as of December 31, 2020:

Location	Submarket	Square Feet(1)
Repositioning:
Rincon Center	San Francisco	36,905
Page Mill Center	Palo Alto	79,056
Metro Plaza	North San Jose	61,066
10850 Pico(2)	West Los Angeles	40,337
Total repositioning		217,364

Redevelopment:
One Westside(3)	West Los Angeles	584,000
Del Amo	Torrance	113,000
Total redevelopment		697,000

Development:
Harlow(4)	Hollywood	106,125
Total development		106,125

TOTAL REPOSITIONING, REDEVELOPMENT AND DEVELOPMENT		1,020,489
COMPANY’S SHARE OF TOTAL REPOSITIONING, REDEVELOPMENT AND DEVELOPMENT		812,404
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.We own 75% of the ownership interest in the consolidated joint venture that owns 10850 Pico.
3.We own 75% of the ownership interest in the consolidated joint venture that owns One Westside. This property is fully leased to Google, Inc. for approximately 14 years anticipated to commence upon completion of construction and build-out of tenant improvements in 2022.
4.We own 51% of the ownership interest in the consolidated joint venture that owns Harlow.

Tenant Diversification

The following table summarizes information regarding the 15 largest tenants in our office portfolio based on Company’s share of annualized base rent as of December 31, 2020:

	Tenant(1)	Property	Lease Expiration	Total Occupied Square Feet		Company’s Share
						Total Occupied Square Feet	Percent of Rentable Square Feet	Annualized Base Rent(2)	Percent of Annualized Base Rent
1	Google, Inc.	Various	Various	640,726	(3)	622,117	4.9%	$47,709,365	8.6%
2	Netflix, Inc.	Various	9/30/2031	722,305	(4)	368,376	2.9	23,350,905	4.2
3	Nutanix, Inc.	Various	5/31/2024	439,406	(5)	439,406	3.5	17,964,505	3.2
4	Riot Games, Inc.	Element LA	3/31/2030	284,037	(6)	284,037	2.2	17,343,691	3.1
5	Qualcomm	Skyport Plaza	7/31/2022	376,817		376,817	3.0	14,505,947	2.6
6	Salesforce.com	Rincon Center	Various	265,394	(7)	265,394	2.1	14,140,695	2.5
7	Amazon	Various	Various	700,917	(8)	448,425	3.5	13,546,786	2.4
8	Square, Inc.	1455 Market(9)	9/27/2023	469,056		257,981	2.0	12,973,776	2.3
9	Dell EMC Corporation	Various	Various	311,795	(10)	311,795	2.5	12,198,893	2.2
10	Uber Technologies, Inc.	1455 Market(9)	2/28/2025	325,445		178,995	1.4	9,363,617	1.7
11	NFL Enterprises	Various	12/31/2023	167,606	(11)	167,606	1.3	7,582,495	1.4
12	GitHub, Inc.	Various	6/30/2025	92,450	(12)	92,450	0.7	6,554,532	1.2
13	Regus	Various	Various	150,081	(13)	150,081	1.2	6,537,247	1.2
14	Weil, Gotshal & Manges LLP	Towers at Shore Center	8/31/2026	76,278		76,278	0.6	5,580,351	1.0
15	WeWork Companies Inc.	Various	Various	374,542	(14)	203,077	1.6	5,425,467	1.0
	TOTAL			5,396,855		4,242,835	33.4%	$214,778,272	38.6%
_____________
1.Presented in order of Company’s share of annualized base rent.
2.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2020, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2020.
3.Google, Inc. expirations by square footage and property: (i) 207,857 square feet at 3400 Hillview expiring on November 30, 2021, (ii) 182,672 square feet at Foothill Research Center expiring on February 28, 2025, (iii) 208,843 square feet at Rincon Center expiring on February 29, 2028, and (iv) 41,354 square feet at Ferry Building expiring on October 31, 2029. We own 55% of the ownership interest in the consolidated joint venture that owns Ferry Building. Google, Inc. may elect to exercise its early termination right at Rincon Center for 166,460 square feet effective April 15, 2025 by delivering written notice on or before January 15, 2024. At One Westside, Google, Inc. is expected to take possession of an additional 584,000 square feet during first quarter 2022. We own 75% of the ownership interest in the consolidated joint venture that owns One Westside.
4.Netflix, Inc. expirations by square footage and property: (i) 326,792 square feet at ICON, (ii) 301,127 square feet at EPIC, and (iii) 94,386 square feet at CUE. We own 51% of the ownership interest in the consolidated joint venture that owns ICON, EPIC and CUE.
5.Nutanix, Inc. expirations by square footage and property: (i) 199,445 square feet at 1740 Technology, (ii) 131,351 square feet at Concourse, and (iii) 108,610 square feet at Metro Plaza. At 1740 Technology, Nutanix, Inc. is expected to take possession of an additional 6,413 square feet during second quarter 2022. All leases for Nutanix, Inc. will expire on May 31, 2024.
6.Riot Games, Inc. may elect to exercise its early termination right for the entire premises effective February 28, 2025 by delivering written notice on or before February 29, 2024.
7.Salesforce.com expirations by square footage: (i) 83,016 square feet expiring on July 31, 2025, (ii) 83,372 square feet expiring on April 30, 2027, (iii) 93,028 square feet expiring on October 31, 2028, and (iv) 5,978 square feet of month-to-month storage space. Salesforce.com subleased 259,416 square feet at Rincon Center to Twilio Inc. during third quarter 2018. Effective January 30, 2019, we entered into an agreement to reimburse Salesforce.com approximately $6.3 million for costs incurred in connection with the sublease. We are entitled to recoup this cost from amounts paid pursuant to the sublease commencing February 1, 2019, of which we have been fully reimbursed as of March 31, 2020. Thereafter, Salesforce.com has paid us 50% of any amounts received pursuant to the sublease, such that we began receiving an average of $340,000 per month of sublease cash rents starting June 2020, with annual growth thereafter.
8.Amazon expirations by square footage and property: (i) 139,824 square feet at Met Park North expiring on November 30, 2023 and (ii) 561,093 square feet at 1918 Eighth expiring on September 30, 2030. At 1918 Eighth, Amazon is expected to take possession of an additional 9,945 square feet during first quarter 2021. We own 55% of the ownership interest in the consolidated joint venture that owns 1918 Eighth.
9.We own 55% of the ownership interest in the consolidated joint venture that owns 1455 Market.
10.Dell EMC Corporation expirations by square footage and property: (i) 185,292 square feet at 505 First expiring on October 18, 2021, (ii) 42,954 square feet at 505 First expiring on December 31, 2023, and (iii) 83,549 square feet at 875 Howard expiring on June 30, 2026.
11.NFL Enterprises by square footage and property: (i) 157,687 square feet at 10950 Washington and (ii) 9,919 square feet at 10900 Washington. NFL Enterprises may elect to exercise its early termination right for the entire premises effective December 31, 2022 by delivering written notice on or before September 30, 2021.

12.GitHub Inc. expirations by square footage and property: (i) 57,120 square feet at 275 Brannan and (ii) 35,330 square feet at 625 Second.
13.Regus expirations by square footage and property: (i) 26,661 square feet at 95 Jackson expired on December 31, 2020, (ii) 44,957 square feet at Gateway expiring on March 31, 2022, (iii) 20,059 square feet at 11601 Wilshire expiring on February 29, 2024, (iv) 27,369 square feet at Techmart expiring on April 30, 2025, (v) 9,739 square feet at Palo Alto Square expiring on April 30, 2026, and (vi) 21,296 square feet at 450 Alaskan expiring on October 31, 2030.
14.WeWork Companies Inc. expirations by square footage and property: (i) 12,713 square feet at Foothill Research Center expiring June 30, 2022, (ii) 54,336 square feet at Hill7 expiring January 31, 2030, (iii) 94,826 square feet at Maxwell expiring June 30, 2031, (iv) 66,056 square feet at 1455 Market expiring October 31, 2031, and (v) 146,611 square feet at Bentall Centre expiring October 31, 2033. We own 55% of the ownership interest in the consolidated joint ventures that own Hill7 and 1455 Market, and 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre. We entered into an agreement with WeWork Companies Inc. with respect to its lease at Maxwell stipulating that the tenant shall pay substitution rent in an amount equal to 70% of net revenues actually received during each full calendar month for the remainder of the lease term in lieu of paying monthly base rent. We reserve the option to terminate the Maxwell lease in its entirety or as to a full floor of the premises at any time by providing a minimum 60 days’ written notice.

Industry Diversification

Our office portfolio is currently leased to a variety of companies. The following table summarizes information relating to the industry diversification in our office portfolio as of December 31, 2020:

				Company’s Share
Industry(1)	Square Feet(2)(3)		Annualized Base Rent as Percent of Total	Square Feet(2)(4)		Annualized Base Rent as Percent of Total
Technology	4,861,008		37.9%	4,290,135		40.1%
Media and Entertainment	1,789,641		15.6	1,308,040		13.4
Business Services	1,343,008	(5)	9.3	1,073,228	(6)	9.2
Legal	707,089		7.2	645,855		8.2
Financial Services	1,163,792		8.3	824,816		7.7
Retail	1,256,072	(7)	6.5	952,442	(8)	6.0
Other	727,231		5.2	561,164		5.5
Real Estate	491,764		3.1	263,231		2.4
Healthcare	210,236		1.9	199,085		2.2
Insurance	247,377		1.6	192,579		1.7
Educational	161,567		1.2	156,612		1.5
Government	264,441		1.6	200,177		1.4
Advertising	60,075		0.6	55,656		0.7
Total	13,283,301		100.0%	10,723,020		100.0%
_____________
1.Determined by management using Thompson Reuters Business Classification and presented in order of Company’s share of annualized base rent.
2.Excludes signed leases not commenced.
3.Excludes 190,707 square feet occupied by the Company.
4.Excludes 165,499 square feet occupied by the Company.
5.Includes 637,832 square feet occupied by co-working tenants (represents 3.9% of total annualized base rent).
6.Includes 445,759 square feet occupied by co-working tenants (represents 3.2% of the Company’s Share of total annualized base rent).
7.Includes 431,246 square feet of storefront retail (represents 2.3% of total annualized base rent).
8.Includes 380,108 square feet of storefront retail (represents 2.3% of the Company’s Share of total annualized base rent).

Lease Distribution

The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2020:

				Company’s Share
Square Feet Under Lease	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)
10,000 or Less	663	2,363,208	$115,181,319	695	2,113,311	$107,082,076
10,001-25,000	118	1,877,843	90,492,801	100	1,566,954	85,376,524
25,001-50,000	57	2,126,840	123,413,532	53	1,910,761	111,327,238
50,001-100,000	31	2,278,210	106,707,088	24	1,752,662	86,040,390
Greater than 100,000	21	4,637,200	228,830,200	18	3,379,332	168,057,513
Building Management Use	35	190,707	—	35	165,499	—
Signed Leases Not Commenced	14	691,005	43,462,205	14	533,377	33,910,362
Total	939	14,165,013	$708,087,145	939	11,421,896	$591,794,103
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)), including uncommenced leases, as of December 31, 2020 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of December 31, 2020, including vacancies. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share
Year of Lease Expiration	Number of Leases Expiring(1)	Square Footage of Expiring Leases(2)(3)	Square Footage of Expiring Leases(2)(4)	Percent of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(5)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(6)
Vacant		1,385,737	1,290,600	10.2%
2020	17	90,936	75,725	0.6	$3,976,555	0.7%	$52.51	$3,976,552	$52.51
2021	180	1,451,755	1,320,045	10.4	63,243,523	10.7	47.91	64,102,897	48.56
2022	188	1,634,875	1,426,448	11.2	72,244,934	12.2	50.65	76,215,872	53.43
2023	126	1,856,568	1,437,580	11.3	66,674,198	11.4	46.38	72,220,786	50.24
2024	123	1,804,468	1,607,366	12.7	82,322,671	13.9	51.22	91,600,964	56.99
2025	82	1,622,973	1,311,465	10.3	75,643,914	12.8	57.68	86,032,021	65.60
2026	43	597,351	508,136	4.0	29,553,544	5.0	58.16	34,299,588	67.50
2027	28	612,778	524,702	4.1	30,036,504	5.1	57.24	35,695,866	68.03
2028	22	704,768	630,748	5.0	40,966,681	6.9	64.95	50,119,796	79.46
2029	16	311,382	217,548	1.7	16,247,673	2.7	74.69	19,897,605	91.46
Thereafter	30	2,567,756	1,646,671	13.0	76,522,538	12.9	46.47	106,069,467	64.41
Building management use(7)	35	190,707	165,499	1.3	—	—	—	—	—
Signed leases not commenced(8)	14	691,005	533,377	4.2	33,910,362	5.7	63.58	48,935,826	91.75
Portfolio Total/Weighted Average	904	15,523,059	12,695,910	100.0%	$591,343,097	100.0%	$51.85	$689,167,240	$60.43
_____________
1.Does not include 35 month-to-month leases.
2.Rent data for our office properties is presented on an annualized basis without regard to cancellation options.

3.Total expiring square footage does not include 27,691 square feet of month-to-month leases.
4.Total expiring square footage does not include 16,587 square feet of month-to-month leases.
5.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) as of December 31, 2020, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
6.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of December 31, 2020.
7.Reflects management offices occupied by the Company with various expiration dates.
8.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of December 31, 2020 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of December 31, 2020, divided by (ii) square footage under uncommenced leases as of December 31, 2020.

Historical Tenant Improvements and Leasing Commissions

The following table represents 100% share of consolidated and unconsolidated joint ventures, summarizing historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Year Ended December 31,
	2020	2019	2018
Renewals(1)
Number of leases	90	122	101
Square feet(2)	459,921	749,483	1,560,700
Tenant improvement costs per square foot(3)(4)	$4.40	$10.78	$30.39
Leasing commission costs per square foot(3)	5.04	8.62	15.05
Total tenant improvement and leasing commission costs	$9.44	$19.40	$45.44

New leases(5)
Number of leases	72	137	153
Square feet	340,415	1,785,606	1,806,170
Tenant improvement costs per square foot(3)(4)	$66.09	$79.93	$57.57
Leasing commission costs per square foot(3)	12.30	23.11	18.61
Total tenant improvement and leasing commission costs	$78.39	$103.04	$76.18

TOTAL
Number of leases	162	259	254
Square feet	800,336	2,535,089	3,366,870
Tenant improvement costs per square foot(3)(4)	$29.13	$60.18	$44.97
Leasing commission costs per square foot(3)	7.95	18.97	16.96
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS	$37.08	$79.15	$61.93
_____________
1.Excludes retained tenants that have relocated or expanded into new space within our portfolio.
2.Year ended 2020 leasing activity includes 113,632 square feet of short-term extensions (i.e. 12 months or less) in connection with COVID-19 tenant relief.
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

The following table summarizes information relating to each of the studio properties owned as of December 31, 2020:

Property	Square Feet	Percent Leased(1)	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)
Same-store studio:
Sunset Gower Studios	531,756	91.8%	$18,793,404	$38.49
Sunset Bronson Studios	308,026	99.1	12,434,853	40.74
Sunset Las Palmas Studios	384,621	80.7	13,754,831	45.11
Total same-store studio(4)	1,224,403	90.2	44,983,088	40.74

TOTAL STUDIO	1,224,403		44,983,088
COMPANY’S SHARE OF TOTAL STUDIO(5)	624,446		$22,941,375
_____________
1.Percent leased is the average percent leased for the 12 months ended December 31, 2020.
2.Annual base rent reflects actual base rent for the 12 months ended December 31, 2020, excluding tenant reimbursements.
3.Annual base rent per leased square foot is calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2020.
4.Same-store studio defined as all studios owned and included in our portfolio as of January 1, 2019 and still owned and included in our portfolio as of December 31, 2020.
5.We own 51% of the ownership interest in the consolidated joint venture that owns Sunset Gower Studios, Sunset Bronson Studios and Sunset Las Palmas Studios.

Land Portfolio

The following table summarizes information relating to each of the consolidated and unconsolidated land properties owned as of December 31, 2020:

Location	Submarket	Square Feet(1)	Percent of Total
Vancouver, British Columbia
Bentall Centre—Development(2)	Downtown Vancouver	450,000	14.1%
Subtotal		450,000	14.1%
Seattle, Washington
Washington 1000(3)	Denny Triangle	538,164	16.9%
Subtotal		538,164	16.9%
San Francisco Bay Area, California
Cloud10	North San Jose	350,000	11.0%
Subtotal		350,000	11.0%
Los Angeles, California
Sunset Bronson Studios Lot D—Development(4)(5)	Hollywood	19,816	0.6%
Sunset Gower Studios—Development(5)(6)	Hollywood	478,845	15.0
Sunset Las Palmas Studios—Development(5)	Hollywood	617,581	19.4
Sunset LA—Development(7)	Los Angeles	232,855	7.3
Element LA—Development	West Los Angeles	500,000	15.7
Subtotal		1,849,097	58.0%
TOTAL LAND		3,187,261	100.0%
COMPANY’S SHARE OF TOTAL LAND		2,163,875
_____________
1.Square footage for land assets represents management’s estimate of developable square feet, the majority of which remains subject to entitlement approvals that have not yet been obtained.
2.We own 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre—Development. The construction of Bentall Centre—Development may require the demolition of certain retail square footage.
3.The final purchase of Washington 1000 is pending as of December 31, 2020. Square footage represents condominium rights to build a fully entitled 16-story office tower.
4.Square footage for Sunset Bronson Studios Lot D—Development represents management’s estimate of developable square footage for 33 residential units.
5.We own 51% of the ownership interest in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.
6.Estimated square footage for Sunset Gower Studios—Development is net of 130,169 square feet of anticipated demolition in connection with the development.
7.We own 50% of the ownership interest in the unconsolidated joint venture that owns Sunset LA—Development.

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

PART II

ITEM 5. Market for Hudson Pacific Properties, Inc. Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 15, 2021, Hudson Pacific Properties, Inc. had 95 stockholders of record of our common stock. Hudson Pacific Properties, Inc. common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010.

Dividends

We intend to pay dividends each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of REIT taxable income. We intend to pay regular quarterly dividends to our stockholders. Currently, we pay dividends to our stockholders quarterly in March, June, September and December. Dividends are paid to those stockholders who are stockholders as of the dividend record date. Dividends are paid at the discretion of our board of directors and dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors that our board of directors deems relevant.

Issuer Purchases of Equity Securities

During the fourth quarter of 2020, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of Hudson Pacific Properties, Inc. equity securities during the fourth quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2020	—		$—		—	$138,137,965
November 1 - November 30, 2020	894,209		20.41		894,209	119,886,344
December 1 - December 31, 2020	88,597	(2)	23.49	(3)	—	119,886,344
TOTAL	982,806		$20.69		894,209
_____________
1.On January 20, 2016, our board of directors authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. On March 8, 2018, this total was increased to $250.0 million. The program does not have a termination date, and repurchases may be discontinued at any time. A cumulative total of $130.1 million had been repurchased under the program as of December 31, 2020.
2.Represents shares of common stock remitted to Hudson Pacific Properties, Inc. to satisfy tax withholding obligations in connection with the vesting of restricted stock.
3.The price paid per share is based on the closing price of our common stock, as reported by the NYSE, as of the date of the vesting of restricted stock.

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

Market for Hudson Pacific Properties, L.P. Common Capital, Related Unitholder Matters and Issuer Purchases of Units

Overview

There is no established public trading market for our operating partnership’s common units. As of February 15, 2021, there were 15 holders of record of common units (including through our general partnership interest).

Distributions

We intend to make distributions each taxable year. We intend to make regular quarterly distributions to our unitholders. Currently, we make distributions to our unitholders quarterly in March, June, September and December. Distributions are made to those unitholders who are unitholders as of the distribution record date. Distributions are made at the discretion of our board of directors and distribution amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

During the fourth quarter of 2020, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below.

During the fourth quarter of 2020, the Company issued an aggregate of 240,679 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 88,597 shares of common stock were forfeited to the Company in connection with restricted stock awards for a net issuance of 152,082 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in the partnership agreement of our operating partnership. During the fourth quarter of 2020, our operating partnership issued an aggregate of 240,679 common units to the Company. The operating partnership also issued 409,225 long-term incentive plan units during the fourth quarter of 2020.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2020 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with approximately $8.35 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

The following graph shows our cumulative total stockholder return for the five-year period ending on December 31, 2020. The graph assumes a $100 investment in each of the indices on December 31, 2015 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”), and industry peer groups. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
$200
$175
$150
$125
$100
12/31/15
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
Hudson Pacific Properties, Inc.
S&P 500
MSCI U.S. REIT
SNL U.S. REIT Equity
SNL U.S. REIT Office
FTSE Nareit All Equity REITs

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Hudson Pacific Properties, Inc.	100.00	126.86	128.64	112.55	150.09	99.97
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
MSCI U.S. REIT	100.00	108.60	114.11	108.89	137.03	126.65
SNL U.S. REIT Equity	100.00	108.88	118.00	112.46	144.54	137.09
SNL U.S. REIT Office	100.00	111.59	114.60	94.53	120.51	95.69
FTSE NAREIT All Equity REITs	100.00	108.63	118.05	113.28	145.75	138.28

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, see Part IV, Item 15(a) “Exhibits, Financial Statement Schedules.” Statements in this Item 7 contain forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In particular, information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations (“FFO”) market conditions and demographics) are forward-looking statements. Numerous factors will affect our actual results, some of which are beyond our control. These include the impact of the COVID-19 pandemic, the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. Accordingly, investors should use caution and not place undue reliance on this information, which speaks only as of the date of this report. We expressly disclaim any responsibility to update any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2020, our office portfolio consisted of approximately 15.6 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of December 31, 2020, our studio portfolio consisted of 1.2 million square feet of in-service and development properties and our land portfolio consisted of 3.2 million developable square feet.

As of December 31, 2020, our in-service office portfolio was 93.5% leased (including leases not yet commenced). Our same-store studio properties were 90.2% leased for the average percent leased for the 12 months ended December 31, 2020.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impact of the COVID-19 pandemic on our business and management’s efforts to respond to that impact. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of February 10, 2021. As a result of the continued uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for future periods.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which our properties are located, and the broader financial markets. The commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” are affecting the operations of different categories of our tenancy to varying degrees with, for example, “essential businesses” generally permitted to remain open and operational, storefront retail and restaurants generally limited to take-out and delivery services only, and non-essential businesses generally forced to temporarily close, curtail operations and/or implement work-from-home strategies. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have temporarily been disrupted, either voluntarily or by mandate, will resume normal operations or when customers will re-engage with tenants as they have in the past. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

Our base rent collections during the COVID-19 pandemic were as follows:

	Office	Studio	Storefront Retail	Total
Percent of contractual rents collected[1]
Second quarter 2020	99.0%	100.0%	48.7%	97.3%
Third quarter 2020	97.9%	100.0%	51.9%	96.6%
Fourth quarter 2020	97.7%	99.9%	50.8%	96.7%
January 2021	97.9%	99.1%	48.0%	96.6%
_____________
1.We have implemented a rent relief program for the majority of the uncollected rents, and the collection percentages above exclude rents deferred or abated in accordance with COVID-related lease amendments.

We continue to take several proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•Along with our tenants and the communities we serve, the health and safety of our employees and their families is a top priority. We are closely monitoring and conforming our operations in accordance with policies and guidelines set forth by public health agencies and state and local governments. All office and studio properties remain open and operational to enable essential business tenants to continue to operate with enhanced cleaning, communications and safety protocols. In May, we launched our “4Cs” approach to tenant repopulation in conjunction with the easing of stay-at-home orders across our markets. The program, which we developed in consultation with large tenants, local governments, and internal and external subject matter experts, emphasizes proactive communication through multiple channels, seeks to instill confidence in tenants with safety-focused cleaning and operating procedures, ensures convenience with an emphasis on efficient access, and encourages cooperation by asking all tenants to do their part. Similarly, in early June, we shifted from a policy encouraging all non-location essential employees to work remotely, and began bringing our employees back to the office with enhanced health and safety protocols, and in staggered shifts to provide for adequate physical distancing at any given time. After Labor Day, we successfully returned 100% of our workforce to our offices in rotating shifts, adjusting as needed during periods of increased infection rates in the areas in which our offices are located.

•We are in frequent communication with our tenants and are assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under various federal and state relief funds, such as the CARES Act and the Paycheck Protection Program.

•As of December 31, 2020, we had approximately $113.7 million in cash and cash equivalents. We have $600.0 million of undrawn capacity under our unsecured revolving credit facility and $308.5 million of undrawn capacity under our stand-alone loan for One Westside, which fully funds the cost of that project.

•We do not have any secured or unsecured debt maturing until 2022.

•We have taken proactive measures to manage costs, including by taking advantage of rent relief in connection with our existing ground lease obligations and reducing services provided by third party vendors.

Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our business, and in order to preserve our liquidity position, our Board of Directors will continue to evaluate our dividend policy. We intend to continue to operate our business in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes. We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of our tenants, and our operations and financial condition, will depend on future developments that remain uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on us, our tenants and the markets in which we operate is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, decreases in consumer confidence and consumer spending levels and an overall worsening of global and U.S. economic conditions. The factors described above, as well as additional factors that we may not currently be aware of, could materially negatively impact our ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for office space at our properties, difficulties in accessing capital, impairment of our long-lived assets and other impacts that could materially and adversely affect our business, results of operations, financial condition and ability to pay distributions to stockholders. See Part I, Item 1A, “Risk Factors.”

For the foregoing reasons, the comparability of our results of operations for the year ended December 31, 2020 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on us, see Part I, Item 1A, “Risk Factors.”

Current Year Highlights

Acquisitions

During 2020, we continued to focus on strategic acquisitions by investing across the risk-return spectrum, favoring opportunities where we can employ leasing, capital investments and management expertise to create additional value.

On December 18, 2020, we acquired, through a joint venture with CPPIB US RE-3, Inc., a subsidiary of Canada Pension Plan Investment Board (“CPPIB”), the 668,109 square-foot 1918 Eighth office property located in Seattle, Washington. We own 55% of the ownership interest in the consolidated joint venture. Please refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 3 to the Consolidated Financial Statements—Investment in Real Estate” for details.

As of December 24, 2020, the Company owns 50% of the ownership interests in the joint venture which owns the Sunset LA development in Los Angeles, California. Please refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 3 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Dispositions

We had no dispositions during the year ended December 31, 2020.

Held for Sale

As of December 31, 2020, we had no properties that met the criteria to be classified as held for sale.

Studio Joint Venture

On July 30, 2020, funds affiliated with Blackstone Property Partners (“Blackstone”) acquired a 49% interest in our three Hollywood studios and five on-lot or adjacent Class A office properties (collectively, the “Hollywood Media Portfolio”) at a gross portfolio valuation of $1.65 billion, before closing credits, prorations and costs (the “Studio Joint Venture”). The transaction included Sunset Gower, Sunset Bronson and Sunset Las Palmas Studios, as well as 6040 Sunset, ICON, CUE, EPIC and Harlow, along with 1.1 million square feet of development rights associated with Sunset Gower and Sunset Las Palmas Studios. We retained a 51% ownership stake and remain responsible for day-to-day operations, leasing and development, and the joint venture will look to partner on studio acquisitions in Los Angeles and other key markets.

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

The combined proceeds from the sale of the 49% interest in the Hollywood Media Portfolio and our share of asset-level financing was approximately $1.27 billion before closing credits, prorations and costs. We used approximately $849.5 million to repay all outstanding amounts under our revolving credit facilities, Met Park North loan and Term Loans B and D, which were originally due in the second and fourth quarter 2022, respectively. The remainder is available for potential future investments and/or share repurchases, and general corporate purposes.

Under Construction and Future Development Projects

We completed construction of our Harlow property in 2020.

The following table summarizes the properties currently under construction and future developments as of December 31, 2020:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
One Westside(2)	West Los Angeles	584,000	Q1-2022	Q2-2023
Total Under Construction		584,000

Future Development Pipeline:
Washington 1000	Denny Triangle	538,164	TBD	TBD
Bentall Centre—Development(3)	Downtown Vancouver	450,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset LA—Development(4)	Los Angeles	232,855	TBD	TBD
Sunset Bronson Studios Lot D—Development(5)	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development(5)	Hollywood	478,845	TBD	TBD
Sunset Las Palmas Studios—Development(5)	Hollywood	617,581	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
Total Future Development Pipeline		3,187,261
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT PIPELINE		3,771,261
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.We own 75% of the ownership interest in the consolidated joint venture that owns this property. This property is fully leased to Google, Inc. for approximately 14 years anticipated to commence upon completion of construction and build-out of tenant improvements in 2022.
3.We own 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre—Development.
4.We own 50% of the ownership interest in the unconsolidated joint venture that owns Sunset LA—Development.
5.We own 51% of the ownership interest in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.

Financings

During the year ended December 31, 2020, the outstanding borrowings on our unsecured revolving credit facility decreased by $75.0 million, net of draws. We use the unsecured revolving credit facility to finance the acquisition of properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes. See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements—Debt” for details on our debt.

On July 30, 2020, in conjunction with closing the Studio Joint Venture transaction with Blackstone, the joint venture closed a $900.0 million mortgage loan secured by our Hollywood Media Portfolio. This loan has an initial term of two years from the first payment date, with three one-year extension options, subject to certain requirements. With an initial interest rate of LIBOR plus 2.15% per annum, it bears interest only payable every month during the term of the loan with principal payable at maturity. The loan is non-recourse, except as to customary non-recourse carveout guaranties from the Company and Blackstone. The combined proceeds from sale of the 49% interest in the Hollywood Media Portfolio and our share of asset-level financing were approximately $1.27 billion before closing credits, prorations and costs. We used approximately $849.5 million to repay all outstanding amounts under our revolving credit facilities, Met Park North loan and Term Loans B and D, which were originally due in the second and fourth quarter 2022, respectively. The remainder is available for potential future investments and/or share repurchases, and general corporate purposes. The Company and Blackstone also subsequently purchased bonds comprising the loan in the amounts of $107.8 million and $12.5 million, respectively.

On December 18, 2020, we acquired, through a joint venture with CPPIB, the 1918 Eighth office property located in Seattle, Washington. We own 55% of the ownership interest in the consolidated joint venture. In conjunction with closing the transaction, the joint venture closed a $314.3 million mortgage loan secured by the property. This loan has an initial interest rate of LIBOR plus 1.70% per annum and is interest only through the five-year term.

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

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2020, the percent leased for our in-service office properties was approximately 93.5% (or 92.7%, excluding leases signed but not commenced as of that date). As of December 31, 2020, the percent leased, based on a 12-month trailing average, was approximately 90.2% for same-store studio properties. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our studio properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

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

Taxable REIT Subsidiaries

Hudson Pacific Services, Inc., or our services company, is a Maryland corporation that is wholly-owned by our operating partnership. We have elected, together with our services company and certain of our subsidiaries, to treat our services company and such other subsidiaries as taxable REIT subsidiaries for federal income tax purposes, and we may form additional taxable REIT subsidiaries in the future. Our taxable REIT subsidiaries generally may provide both customary and non-customary services to our tenants and engage in other activities that we may not engage in directly without adversely affecting our qualification as a REIT. Our services company and its subsidiaries provide a number of services to certain tenants at our studio properties and, from time to time, one or more taxable REIT subsidiaries may provide services to our tenants at these and other properties. In addition, our operating partnership has contributed some or all of its interests in certain subsidiaries or their assets to our services company. We currently lease space to subsidiaries of our services company at our studio properties and may, from time to time, enter into additional leases with one or more taxable REIT subsidiaries. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable), as a regular C corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.

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

Revenue Recognition

Starting on January 1, 2019, the recognition of revenues related to lease components is governed by ASC 842, while the 2018 rental revenues are accounted for under ASC 840. The revenue related to non-lease components is subject to ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

Income Taxes

Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7, Ferry Building and 1918 Eighth properties, REITs) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2010. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership.

Provided that we continue to qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. If we were to fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal corporate income tax, including any applicable alternative minimum tax for taxable years prior to 2018. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

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

We have elected, together with certain of our subsidiaries, to treat such subsidiaries as taxable REIT subsidiaries (“TRSs”) for federal income tax purposes. Certain activities that we may undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state and local income taxes on its net income.

We are subject to the statutory requirements of the states in which we conduct business.

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2020, we have not established a liability for uncertain tax positions.

We and our TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. We and our TRSs are no longer subject to tax examinations by tax authorities for years prior to 2016. Generally, we have assessed our tax positions for all open years, which as of December 31, 2020 include 2017 to 2019 for Federal purposes and 2016 to 2019 for state purposes, and concluded that there are no material uncertainties to be recognized.

Results of Operations

As of December 31, 2020, our portfolio consists of 64 properties (41 wholly-owned properties, 15 properties owned by joint ventures and eight land properties) located in eleven California, three Seattle and one Western Canada submarkets, totaling approximately 20.0 million square feet.

The following table summarizes our consolidated and unconsolidated portfolio as of December 31, 2020:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	39	10,187,240	92.9%	93.6%	$53.15
Stabilized non-same store(5)	8	3,387,342	96.4	97.2	36.09
Total stabilized	47	13,574,582	93.8	94.5	48.77
Lease-up(5)(6)	3	955,679	78.1	78.3	58.86
Total in-service	50	14,530,261	92.7	93.5	49.33
Repositioning(5)(7)	—	217,364	—	—
Redevelopment(5)	2	697,000	—	83.8
Development(6)	1	106,125	—	—
Total office	53	15,550,750
STUDIO
Same-store(8)	3	1,224,403	90.2	90.2	40.74
Non-same-store(5)	—	—	—	—	—
Total studio	3	1,224,403
Total office and studio properties	56	16,775,153
Land	8	3,187,261	(9)
TOTAL	64	19,962,414
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association
(“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing. Represents 100% share of consolidated and unconsolidated joint ventures.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of December 31, 2020, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended December 31, 2020, divided by (ii) total square feet, expressed as a percentage.
3.Office portfolio calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2020. Annualized base rent does not reflect tenant reimbursements. Studio portfolio calculated as annual base rent per leased square foot calculated as (i) annual base rent divided by (ii) square footage under leased as of December 31, 2020.
4.Includes office properties owned and included in our stabilized portfolio as of January 1, 2019 and still owned and included in the stabilized portfolio as of December 31, 2020.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of December 31, 2020.
7.Includes 79,056 square feet at Page Mill Center, 61,066 square feet at Metro Plaza, 40,337 square feet at 10850 Pico and 36,905 square feet at Rincon Center as of fourth quarter 2020.
8.Includes studio properties owned and included in our portfolio as of January 1, 2019 and still owned and included in our portfolio as of December 31, 2020.
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

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2019 and still owned and included in the stabilized portfolio as of December 31, 2020; and

•Non-same-store properties include:
◦Stabilized non-same store properties
◦Lease-up properties
◦Repositioning properties
◦Development properties
◦Redevelopment properties

The following table reconciles net income to NOI (in thousands, except percentage change):

	Year Ended December 31,
	2020	2019	Dollar Change	Percentage Change
NET INCOME	$16,430	$55,846	$(39,416)	(70.6)%
Adjustments:
(Income) loss from unconsolidated real estate entities	(736)	747	(1,483)	(198.5)
Fee income	(2,815)	(1,459)	(1,356)	92.9
Interest expense	116,477	105,845	10,632	10.0
Interest income	(4,089)	(4,044)	(45)	1.1
Transaction-related expenses	440	667	(227)	(34.0)
Unrealized loss on non-real estate investments	2,463	—	2,463	100.0
Gain on sale of real estate	—	(47,100)	47,100	(100.0)
Impairment loss	—	52,201	(52,201)	(100.0)
Other income	(548)	(78)	(470)	602.6
General and administrative	77,882	71,947	5,935	8.2
Depreciation and amortization	299,682	282,088	17,594	6.2
NOI	$505,186	$516,660	$(11,474)	(2.2)%

Same-store NOI	$436,787	$465,957	$(29,170)	(6.3)%
Non-same-store NOI	68,399	50,703	17,696	34.9
NOI	$505,186	$516,660	$(11,474)	(2.2)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Year Ended December 31,
	2020	2019
Same-store office
Number of properties	39	39
Rentable square feet	10,187,240	10,187,240
Ending % leased	93.6%	96.9%
Ending % occupied	92.9%	96.4%
Average % occupied for the period	93.9%	94.7%
Average annual rental rate per square foot	$53.15	$51.33

Same-store studio
Number of properties	3	3
Rentable square feet	1,224,403	1,224,403
Average % occupied over period(1)	90.2%	92.4%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended December 31, 2020.

The following table gives further detail on our consolidated NOI (in thousands):

	Year Ended December 31,
	2020			2019
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental	$609,356	$111,930	$721,286	$614,215	$94,349	$708,564
Service and other revenues	13,433	1,200	14,633	23,774	1,397	25,171
Total office revenues	622,789	113,130	735,919	637,989	95,746	733,735

Studio
Rental	48,756	—	48,756	51,340	—	51,340
Service and other revenues	20,290	—	20,290	33,107	—	33,107
Total studio revenues	69,046	—	69,046	84,447	—	84,447

Total revenues	691,835	113,130	804,965	722,436	95,746	818,182

OPERATING EXPENSES
Office operating expenses	217,468	44,731	262,199	211,166	45,043	256,209
Studio operating expenses	37,580	—	37,580	45,313	—	45,313
Total operating expenses	255,048	44,731	299,779	256,479	45,043	301,522

Office NOI	405,321	68,399	473,720	426,823	50,703	477,526
Studio NOI	31,466	—	31,466	39,134	—	39,134
NOI	$436,787	$68,399	$505,186	$465,957	$50,703	$516,660

The following table gives further detail on our change in consolidated NOI (in thousands, except percentage change):

	Year Ended December 31, 2020 as compared to the Year Ended December 31, 2019
	Same-store		Non-same-store		Total
	Dollar change	Percentage change	Dollar change	Percentage change	Dollar change	Percentage change
REVENUES
Office
Rental	$(4,859)	(0.8)%	$17,581	18.6%	$12,722	1.8%
Service and other revenues	(10,341)	(43.5)	(197)	(14.1)	(10,538)	(41.9)
Total office revenues	(15,200)	(2.4)	17,384	18.2	2,184	0.3

Studio
Rental	(2,584)	(5.0)	—	—	(2,584)	(5.0)
Service and other revenues	(12,817)	(38.7)	—	—	(12,817)	(38.7)
Total studio revenues	(15,401)	(18.2)	—	—	(15,401)	(18.2)

Total revenues	(30,601)	(4.2)	17,384	18.2	(13,217)	(1.6)

OPERATING EXPENSES
Office operating expenses	6,302	3.0	(312)	(0.7)	5,990	2.3
Studio operating expenses	(7,733)	(17.1)	—	—	(7,733)	(17.1)
Total operating expenses	(1,431)	(0.6)	(312)	(0.7)	(1,743)	(0.6)

Office NOI	(21,502)	(5.0)	17,696	34.9	(3,806)	(0.8)
Studio NOI	(7,668)	(19.6)	—	—	(7,668)	(19.6)
NOI	$(29,170)	(6.3)%	$17,696	34.9%	$(11,474)	(2.2)%

NOI decreased $11.5 million, or 2.2%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily resulting from:

•a $29.2 million decrease in NOI from our same-store properties driven by:
•a decrease in office NOI of $21.5 million primarily due to:
•$10.3 million decrease in service and other revenues primarily relating to reduced parking and other revenue at our 1455 Market, Rincon Center, 6922 Hollywood, Met Park North, ICON, 505 First and Ferry Building properties due to COVID-19 restrictions;
•$6.3 million increase in office operating expenses primarily resulting from a $1.1 million increase in real estate taxes attributable to a prior period property tax reassessment as well as an increase in repairs and maintenance, security, insurance and administrative expenses, partially offset by a decrease in utilities and cleaning expenses; and
•$4.9 million decrease in rental revenues primarily relating to tenants vacating our Page Mill Center property and an increase in write-offs of cash rents, primarily related to our store-front retail tenants, and accrued straight-line rent receivables due to the impact of COVID-19.
•a decrease in studio NOI of $7.7 million primarily due to:
•$12.8 million decrease in service and other revenues primarily resulting from a decrease in one-time inactive fees received from Netflix in first quarter 2019 and reduced filming activity at our studio properties related to the COVID-19 pandemic; and
•$2.6 million decrease in rental revenues also resulting from reduced filming activity related to COVID-19;
•partially offset by a $7.7 million decrease in studio operating expenses primarily resulting from a $2.1 million net real estate tax savings attributable to a prior period property tax reassessment as well as lower lighting, parking, utilities and cleaning expenses related to reduced operating activity at our studio properties due to COVID-19.
•a $17.7 million increase in NOI from our non-same-store properties driven by:
•an increase in office NOI of $17.7 million primarily due to:
•$17.6 million increase in rental revenues primarily relating to:

•commencement of leases at our EPIC (Netflix, Inc.), Fourth & Traction (Honey Science Corporation), Metro Center (various tenants) and 333 Twin Dolphin (various tenants) properties and the acquisition of 1918 Eighth (Amazon);
•partially offset by vacancies at our Del Amo property due to the commencement of a repositioning project and reduced rental income at our Maxwell (WeWork Companies Inc.) property.
•$0.3 million decrease in office operating expenses primarily relating to reduced owner's expenses and repair and maintenance expenses.

Other Income (Expense)

Income (loss) from unconsolidated real estate entities

Income from our unconsolidated real estate entities increased by $1.5 million, or 198.5%, to $0.7 million of income for the year ended December 31, 2020 compared to $0.7 million of loss for the year ended December 31, 2019. The increase was primarily driven by a decrease in interest expense and amortization expense and an increase in rental revenue at the unconsolidated entities for the year ended December 31, 2020, as well as a partial year of operations recognized for the year ended December 31, 2019 due to the acquisition of Bentall Centre on June 5, 2019.

Fee income

Fee income increased by $1.4 million, or 92.9%, to $2.8 million for the year ended December 31, 2020 compared to $1.5 million for the year ended December 31, 2019. The fee income represents the management fee income earned from the unconsolidated real estate entities.

Interest expense

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019 is as follows (in thousands, except percentage change):

	Year Ended December 31,
	2020	2019	Dollar Change	Percentage Change
Gross interest expense	$126,447	$115,845	$10,602	9.2%
Capitalized interest	(19,509)	(16,258)	(3,251)	20.0
Amortization of deferred financing costs/loan discount	9,539	6,258	3,281	52.4
TOTAL	$116,477	$105,845	$10,632	10.0%

Gross interest expense increased by $10.6 million, or 9.2%, to $126.4 million for the year ended December 31, 2020 compared to $115.8 million for the year ended December 31, 2019. The increase was primarily driven by the closing of a $900.0 million loan secured by the Hollywood Media Portfolio (July 2020), the issuance of $500.0 million 4.65% registered senior notes (June 2019) and $400.0 million 3.25% registered senior notes (October 2019) and the closing of a $314.3 million loan secured by our 1918 Eighth property (December 2020), partially offset by the paydown of Term Loan A (October 2019), Term Loan B, Term Loan D, Met Park North loan, Revolving Sunset Bronson Studios/ICON/CUE facility and outstanding borrowings on our unsecured revolving credit facility all in July 2020.

Capitalized interest increased $3.3 million, or 20.0%, to $19.5 million for the year ended December 31, 2020 compared to $16.3 million for the year ended December 31, 2019. The increase was primarily driven by our Harlow development property, Del Amo redevelopment property and our Rincon Center, Page Mill Center, Metro Plaza and 10850 Pico repositioning projects.

Amortization of deferred financing costs and loan discounts/premiums increased by $3.3 million, or 52.4% to $9.5 million for the year ended December 31, 2020 compared to $6.3 million for the year ended December 31, 2019. The increase was primarily driven by the accelerated amortization of deferred financing costs on debt paid off during the year ended December 31, 2020 and new amortization of deferred financing costs associated with our $900.0 million loan secured by the Hollywood Media Portfolio (July 2020).

Gains on sale of real estate

We recognized a $47.1 million gain on the sale of our Campus Center property during the year ended December 31, 2019. We did not recognize any gains or losses on sale of real estate for the year ended December 31, 2020.

Impairment loss

We recorded $52.2 million of impairment charges during the year ended December 31, 2019 related to our Campus Center office property. Our estimated fair value was based on the sale price. We did not recognize any impairment charges for the year ended December 31, 2020.

General and administrative expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses increased $5.9 million, or 8.2%, to $77.9 million for the year ended December 31, 2020 compared to $71.9 million for the year ended December 31, 2019. The increase was primarily attributable to political contributions made for statewide ballot measures.

Depreciation and amortization expense

Depreciation and amortization expense increased $17.6 million, or 6.2%, to $299.7 million for the year ended December 31, 2020 compared to $282.1 million for the year ended December 31, 2019. The increase was primarily related to recently completed redevelopment and development properties (EPIC, Fourth & Traction and Maxwell) and an increase in deferred leasing costs and tenant improvements for properties placed in service in the fourth quarter of 2019.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the year ended December 31, 2019 to the year ended December 31, 2018” of the Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

We have remained capitalized since our initial public offering through public offerings, private placements, joint ventures and continuous offerings under our at-the-market (“ATM”) program. We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, strategic acquisitions, capital expenditures, tenant improvements, leasing costs, dividends and distributions, share repurchases and repayments of outstanding debt financing will include:

•cash on hand, cash reserves and net cash provided by operations;

•proceeds from additional equity securities;

•our ATM program;

•borrowings under the operating partnership’s unsecured revolving credit facility and One Westside construction loan;

•proceeds from joint venture partners; and

•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had approximately $113.7 million of cash and cash equivalents at December 31, 2020. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through December 31, 2020. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of December 31, 2020, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, none of which had been drawn. As of December 31, 2020, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and 10850 Pico properties, $106.1 million of which had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of December 31, 2020 (in thousands, except percentage):

Market Capitalization	December 31, 2020
Unsecured and secured debt(1)	$3,432,276
Series A preferred units	9,815
Total consolidated debt	3,442,091
Common equity capitalization(2)	3,705,869
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$7,147,960
Total consolidated debt/total consolidated market capitalization	48.2%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discount.
2.Common equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $24.02, reported by the NYSE, on December 31, 2020.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2020 and December 31, 2019 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts (in thousands):

	December 31, 2020	December 31, 2019
Unsecured debt	$1,925,000	$2,475,000
Secured debt	$1,507,276	$370,459
In-substance defeased debt	$131,707	$135,030
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of December 31, 2020.

Credit Rating

In October 2019, Moody’s Investors Service upgraded the Company’s long-term corporate credit rating from Baa3 to Baa2, with a stable outlook. A corporate credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2020, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on unsecured and secured debt	$3,432,276	$632	$1,083,344	$741,300	$1,607,000
Principal payments on in-substance defeased debt	131,707	3,494	128,213	—	—
Principal payments on joint venture partner debt	66,136	—	—	—	66,136
Interest payments—fixed rate(1)	643,304	100,827	186,940	172,244	183,293
Interest payments—variable rate(2)	67,800	28,429	27,956	11,415	—
Capital improvements(3)	241,623	241,623	—	—	—
Ground leases(4)	608,468	18,622	37,101	36,784	515,961
TOTAL	$5,191,314	$393,627	$1,463,554	$961,743	$2,372,390
_____________
1.Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for fixed rate debts, which includes $10.7 million of projected interest related to our in-substance defeased debt and $23.1 million of projected interest related to our joint venture partner debt.
2.Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. Reflects our projected interest obligations for variable rate debts, including those that are effectively fixed as a result of derivatives and in instances where interest is paid based on a LIBOR margin. We used the average December LIBOR and current margin based on the leverage ratio as of December 31, 2020.
3.Amount represents capital improvement commitments related to development and redevelopment projects and contractual obligations related to tenant improvements as of December 31, 2020. Includes tenant overages that will ultimately be reimbursed by our tenants.
4.Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 9 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments” for details of our ground lease agreements.

The Company invests in a real estate technology venture capital fund. The investment involves a commitment of funding from the Company of up to $20.0 million. As of December 31, 2020, the Company has contributed $4.2 million, net of distributions, with $15.8 million remaining to be contributed.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have one investment in an unconsolidated real estate entity, pursuant to a co-ownership agreement with an affiliate of Blackstone Property Partners Lower Fund 1 LP (“Blackstone 1 LP”), the Bentall Centre property located in Vancouver, Canada. We own 20% of this joint venture and we serve as the operating partner. The unconsolidated real estate entity has mortgage indebtedness. Due to our significant influence over the unconsolidated entity, the Company accounts for the entity using the equity method of accounting. As of December 31, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by the unconsolidated entity was approximately $499.9 million and our proportionate share is approximately $100.0 million.

Cash Flows

Comparison of the cash flow activity for the year ended December 31, 2020 to the year ended December 31, 2019 is as follows (in thousands, except percentage change):

	Year Ended December 31,
	2020	2019	Dollar Change	Percentage Change
Net cash provided by operating activities	$302,032	$288,011	$14,021	4.9%
Net cash used in investing activities	$(1,006,844)	$(316,409)	$(690,435)	218.2%
Net cash provided by financing activities	$796,094	$18,465	$777,629	4,211.4%

Cash and cash equivalents and restricted cash were $149.5 million and $58.3 million at December 31, 2020 and 2019, respectively.

Operating Activities

Net cash provided by operating activities increased by $14.0 million, or 4.9%, to $302.0 million for the year ended December 31, 2020 as compared to $288.0 million for the year ended December 31, 2019. The change resulted primarily from lower cash rents during the year ended December 31, 2019 due to free rent and beneficial occupancy periods for several tenants in the prior year that did not reoccur in the current year, partially offset by an increase in interest expense.

Investing Activities

Net cash used in investing activities increased by $690.4 million, or 218.2%, to $1.0 billion for the year ended December 31, 2020 as compared to $316.4 million for the year ended December 31, 2019. The change resulted primarily from $593.9 million spent on the 2020 acquisition of 1918 Eighth and $147.8 million proceeds from the Campus Center disposition in 2019, partially offset by $47.7 million lower contributions to unconsolidated entities in 2020 as compared to 2019.

Financing Activities

Net cash provided by financing activities increased by $777.6 million, or 4,211.4%, to $796.1 million for the year ended December 31, 2020 as compared to $18.5 million for the year ended December 31, 2019. The change resulted primarily from $381.7 million higher proceeds from notes payable, net of repayments, in 2020 as compared to 2019, $367.5 million proceeds from the sale of a non-controlling interest in the Hollywood Media Portfolio in 2020 and $123.6 million higher contributions from non-controlling members, net of distributions, in 2020 as compared to 2019. The increase was partially offset by $80.2 million of share repurchases and $16.0 million of transaction costs for related to the sale of a non-controlling interest in the Hollywood Media Portfolio in 2020.

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

The following table presents a reconciliation of net income to FFO (in thousands):

	Year Ended December 31,
	2020	2019
Net income	$16,430	$55,846
Adjustments:
Depreciation and amortization—Consolidated	299,682	282,088
Depreciation and amortization—Corporate-related	(2,286)	(2,153)
Depreciation and amortization—Company’s share from unconsolidated real estate investments	5,605	3,964
Gain on sale of real estate	—	(47,100)
Impairment loss	—	52,201
Unrealized loss on non-real estate investments	2,463	—
FFO attributable to non-controlling interests	(37,644)	(28,576)
FFO attributable to preferred units	(612)	(612)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$283,638	$315,658

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

The following table summarizes our derivative instruments used to hedge interest rate risk as of December 31, 2020 (notional amount and fair value in thousands):

					Interest Rate Range		Fair Value (Liabilities)/Assets
Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Low	High
Interest rate swaps
Hollywood Media Portfolio (formerly Term Loan B)	2	$350,000	April 2015	April 2022	2.96%	3.46%	$(7,112)
Hollywood Media Portfolio (formerly Term Loan D)	1	125,000	June 2016	November 2022	2.63%	3.13%	(2,994)
Interest rate cap					Strike rate
Hollywood Media Portfolio	1	$900,000	July 2020	August 2022	3.50%		$5
TOTAL		$1,375,000					$(10,101)

The following table summarizes our fixed and variable rate debt as of December 31, 2020 (in thousands):

	Unsecured and Secured Debt		In-Substance Defeased Debt		Joint Venture Partner Debt
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate(1)	$1,212,559	$1,212,560	$—	$—	$—	$—
Fixed rate	2,219,717	2,364,233	131,707	131,633	66,136	68,346
TOTAL(2)	$3,432,276	$3,576,793	$131,707	$131,633	$66,136	$68,346
_____________
1.Includes $475.0 million of debt that is effectively fixed as a result of interest rate swaps.
2.Excludes unamortized deferred financing costs.

For sensitivity purposes, if one-month LIBOR as of December 31, 2020 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would decrease our future earnings and cash flows by $8.5 million, after considering the effects of our interest rate swap agreements.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our unconsolidated real estate entity operating in Canada. The unconsolidated real estate entity’s functional currency is the local currency, or Canadian dollars. Any gains or losses resulting from the translation of Canadian dollars to U.S. dollars are classified on our Consolidated Balance Sheets as a separate component of other comprehensive income and are excluded from net income.

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

Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2020. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2020, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.

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

Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2020. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2020, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)

The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2020.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2021. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2021.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2021.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2021.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2021.

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

(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Form of Articles Supplementary of Hudson Pacific Properties, Inc.	S-11/A	333-170751	3.3	December 6, 2010
3.3	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.4	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. dated as of December 17, 2015.	10-K	001-34789	10.1	February 26, 2016
3.5	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.	S-11/A	333-164916	4.1	June 14, 2010
4.2	Indenture, dated October 2, 2017, among Hudson Pacific Properties, L.P., and U.S. Bank National Association	8-K	001-34789	4.1	October 2, 2017
4.3	Supplemental Indenture No. 1, dated October 2, 2017, among Hudson Pacific Properties, L.P., Hudson Pacific Properties, Inc. and U.S. Bank National Association	8-K	001-34789	4.2	October 2, 2017
4.4	Supplemental Indenture No. 2, dated as of February 27, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.650% Senior Notes due 2029 and the guarantee.	10-Q	001-34789	10.1	May 7, 2019
4.5	Supplemental Indenture No. 3, dated as of October 3, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Senior Notes due 2030 and the guarantee.	8-K	001-34789	4.2	October 3, 2019

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.6	Description of Securities	10-K	001-34789	4.6	February 24, 2020
10.1	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.	S-11	333-170751	10.2	November 22, 2010
10.2	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.	S-11	333-170751	10.3	November 22, 2010
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.	S-11	333-170751	10.5	November 22, 2010
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.	S-11	333-170751	10.6	November 22, 2010
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.	S-11	333-170751	10.7	November 22, 2010
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.	S-11	333-170751	10.8	November 22, 2010
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.	S-11	333-170751	10.10	November 22, 2010
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.	S-11	333-170751	10.11	November 22, 2010
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.	S-11	333-170751	10.12	November 22, 2010
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.	S-11	333-170751	10.13	November 22, 2010
10.11	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.	S-11	333-170751	10.14	November 22, 2010
10.12	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*	S-11/A	333-164916	10.5	June 14, 2010
10.13	Hudson Pacific Properties, Inc. Director Stock Plan.*	S-11/A	333-170751	10.17	December 6, 2010
10.14	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.11	April 9, 2010
10.15	Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.12	April 9, 2010
10.16	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.13	April 9, 2010
10.17	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.	S-11/A	333-164916	10.14	April 9, 2010
10.18	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.	S-11/A	333-164916	10.16	April 9, 2010
10.19	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.	S-11/A	333-164916	10.17	April 9, 2010
10.20	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.	8-K	001-34789	10.3	July 1, 2010
10.21	Agreement of Purchase and Sale and Joint Escrow Instructions between Del Amo Fashion Center Operating Company and Hudson Capital, LLC dated as of May 18, 2010.	S-11/A	333-164916	10.20	June 11, 2010
10.22	Conditional Consent Agreement between GLB Encino, LLC, as Borrower, and SunAmerica Life Insurance Company, as Lender, dated as of June 10, 2010.	S-11/A	333-164916	10.24	June 22, 2010
10.23	Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.	S-11/A	333-164916	10.25	June 22, 2010
10.24	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.	S-11/A	333-164916	10.26	June 22, 2010
10.25	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.	S-11/A	333-164916	10.27	June 22, 2010
10.26	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.28	June 22, 2010
10.27	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.29	June 22, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.28	Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.	8-K	001-34789	10.5	July 1, 2010
10.29	First Amendment to Purchase and Sale Agreement, dated October 1, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.	S-11/A	333-170751	10.45	December 6, 2010
10.30	Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.	8-K	001-34789	10.1	December 21, 2010
10.31	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.	S-11	333-173487	10.48	April 14, 2011
10.32	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.	S-11	333-173487	10.49	April 14, 2011
10.33	First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011.	8-K	001-34789	4.1	May 4, 2011
10.34	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.	8-K	001-34789	10.1	May 4, 2011
10.35	Form of 2012 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 6, 2012
10.36	Form of 2013 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 7, 2013
10.37	Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.	8-K	001-34789	10.1	July 1, 2013
10.38	First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.	10-Q	001-34789	10.66	November 7, 2013
10.39	Supplemental Federal Income Tax Considerations.	8-K	001-34789	99.1	November 22, 2013
10.40	Form of 2014 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 3, 2014
10.41	Addendum to Outperformance Agreement.*	10-K	001-34789	10.70	March 3, 2014
10.42	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Barclays Capital Inc.	10-Q	001-34789	10.76	August 7, 2014
10.43	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	10-Q	001-34789	10.77	August 7, 2014
10.44	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and KeyBanc Capital Markets Inc.	10-Q	001-34789	10.78	August 7, 2014
10.45	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Wells Fargo Securities, LLC.	10-Q	001-34789	10.79	August 7, 2014
10.46	Bridge Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.	8-K	001-34789	10.1	December 11, 2014
10.47	Backstop Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	8-K	001-34789	10.2	December 11, 2014
10.48	Form of 2015 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 2, 2015
10.49	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P.	8-K	001-34789	10.1	January 12, 2015
10.50	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.	10-K	001-34789	10.84	March 2, 2015
10.51	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (2012 Outperformance program) Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.1	March 12, 2015
10.52	Form of Addendum to 2014 Outperformance Award Agreement.*	8-K	001-34789	10.2	March 12, 2015
10.53	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.	10-Q	001-34789	10.91	August 10, 2015
10.54	Loan Agreement dated as of October 9, 2015 between Hudson Element LA, LLC, as Borrower and Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, collectively, as Lender.	10-Q	001-34789	10.93	November 6, 2015
10.55	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	8-K	001-34789	10.2	November 20, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.56	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2016.*	8-K	001-34789	10.2	December 21, 2015
10.57	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2016.*	8-K	001-34789	10.3	December 21, 2015
10.58	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher Barton, dated January 1, 2016.*	8-K	001-34789	10.4	December 21, 2015
10.59	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alex Vouvalides, dated January 1, 2016.*	8-K	001-34789	10.5	December 21, 2015
10.60	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.6	December 21, 2015
10.61	Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield*	10-K	001-34789	10.95	February 26, 2016
10.62	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (2013 Outperformance Program)*	10-K	001-34789	10.96	February 26, 2016
10.63	Form of 2016 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	March 21, 2016
10.64	Form of 2016 Outperformance Program OPP Unit Agreement (LTIP Units)*	8-K	001-34789	10.2	March 21, 2016
10.65	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein	10-Q	001-34789	10.8	August 4, 2016
10.66	Form of 2017 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	February 10, 2017
10.67	Form of 2017 Outperformance Award Agreement (LTIP Units)*	8-K	001-34789	10.2	February 10, 2017
10.68	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan*	8-K	001-34789	10.1	May 25, 2017
10.69	Indemnification Agreement, dated August 16, 2017, by and between Hudson Pacific Properties, Inc. and Andrea Wong	10-Q	001-34789	10.2	November 6, 2017
10.70	Form of 2018 Outperformance Award Agreement (REIT Shares)*	10-K	001-34789	10.72	February 16, 2018
10.71	Form of 2018 Outperformance Award Agreement (LTIP Units)*	10-K	001-34789	10.73	February 16, 2018
10.72	Third Amended and Restated Credit Agreement, dated as of March 13, 2018, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-34789	10.1	March 19, 2018
10.73	Form of Amendment to Outperformance Award Agreement*	10-Q	001-34789	10.1	August 2, 2018
10.74	Form of Time-Based LTIP Unit Agreement*	8-K	001-34789	10.1	December 14, 2018
10.75	Form of 2019 Outperformance Award Agreement (REIT Shares)*	10-K	001-34789	10.75	February 19, 2019
10.76	Form of 2019 Outperformance Award Agreement (LTIP Units)*	10-K	001-34789	10.76	February 19, 2019
10.77	Indemnification Agreement, dated March 14, 2019, by and between Hudson Pacific Properties, Inc. and Christy Haubegger*	10-Q	001-34789	10.2	May 7, 2019
10.78	Form of Performance-Based LTIP Unit Agreement.*	10-K	001-34789	10.78	February 24, 2020
10.79	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2020.*	10-K	001-34789	10.79	February 24, 2020
10.80	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2020.*	10-K	001-34789	10.8	February 24, 2020
10.81	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alexander Vouvalides, dated January 1, 2020.*	10-K	001-34789	10.81	February 24, 2020
10.82	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher J. Barton, dated January 1, 2020.*	10-K	001-34789	10.82	February 24, 2020
10.83	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield, dated January 1, 2020.*	10-K	001-34789	10.83	February 24, 2020
10.84	Employment Agreement between Hudson Pacific Properties, Inc. and Harout Diramerian, dated January 1, 2020.*	10-K	001-34789	10.84	February 24, 2020
10.85	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Harout Diramerian.	10-K	001-34789	10.85	February 24, 2020
10.86	Amendment No.1 to the Third Amended and Restated Credit Agreement, dated as of March 1, 2019, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-K	001-34789	10.86	February 24, 2020
10.87	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of November 7, 2019, by and among Hudson Pacific Properties, L.P., as borrower, each of the financial institutions a signatory thereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-K	001-34789	10.87	February 24, 2020
10.88	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.88	February 24, 2020

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.89	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.89	February 24, 2020
10.90	Transition Agreement, dated as of February 8, 2021 between Alexander Vouvalides, Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.	8-K	001-34789	10.1	February 12, 2021
10.91	Transition Agreement, dated as of February 8, 2021 between Joshua Hatfield, Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.	8-K	001-34789	10.2	February 12, 2021
10.92	Indemnification Agreement, dated January 1, 2021, by and between Hudson Pacific Properties, Inc.and Karen Brodkin.+
10.93	Form of Performance-Based LTIP Unit Agreement.*+
21.1	Subsidiaries of Hudson Pacific Properties, Inc.+
23.1	Consent of Independent Registered Public Accounting Firm+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
99.1	Certificate of Correction	8-K	001-34789	99.1	January 23, 2012
101	The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows and (vii) Notes to Consolidated Financial Statements**
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Denotes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Filed herewith.

ITEM 16.    Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

February 22, 2021	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 22, 2021
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 22, 2021
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 22, 2021
Theodore R. Antenucci
/S/ RICHARD B. FRIED	Director	February 22, 2021
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 22, 2021
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 22, 2021
Robert L. Harris II
/s/ CHRISTY HAUBEGGER	Director	February 22, 2021
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 22, 2021
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 22, 2021
Robert M. Moran, Jr.
/S/ BARRY A. PORTER	Director	February 22, 2021
Barry A. Porter
/S/ ANDREA L. WONG	Director	February 22, 2021
Andrea L. Wong
/s/ KAREN BRODKIN	Director	February 22, 2021
Karen Brodkin

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

February 22, 2021	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 22, 2021
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 22, 2021
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 22, 2021
Theodore R. Antenucci
/S/ RICHARD B. FRIED	Director	February 22, 2021
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 22, 2021
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 22, 2021
Robert L. Harris II
/s/ CHRISTY HAUBEGGER	Director	February 22, 2021
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 22, 2021
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	February 22, 2021
Robert M. Moran, Jr.
/S/ BARRY A. PORTER	Director	February 22, 2021
Barry A. Porter
/S/ ANDREA L. WONG	Director	February 22, 2021
Andrea L. Wong
/S/ KAREN BRODKIN	Director	February 22, 2021
Karen Brodkin

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Hudson Pacific Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hudson Pacific Properties, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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
February 22, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”), as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of investment in real estate
Description of the Matter
The Company’s net investment in real estate totaled $7.1 billion as of December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company assesses for impairment on a real estate asset by real estate asset basis whenever events or changes in circumstances indicate that the carrying value of a real estate asset may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value. There were no impairment charges recognized during the year ended December 31, 2020.

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

Purchase price accounting
Description of the Matter	During the year ended December 31, 2020, the Company completed the acquisition of one real estate property through a consolidated joint venture for a total purchase price of $593.9 million, which was accounted for as an asset acquisition. As discussed in Note 2 to the consolidated financial statements, the purchase price, including capitalized acquisition-related costs, was allocated based on the relative fair value of the assets acquired and liabilities assumed. As part of the purchase price allocation, the Company estimated market rental rates and market rent growth rates that reflect the risks associated with the leases acquired. The estimated market rental rates and market rent growth rates are utilized as inputs in estimating the fair value of “above- and below-” market leases using the income approach. Amortization of “above- and below-” market lease intangible assets and liabilities are recorded in rental revenue over the related lease term.

Auditing the Company’s purchase price allocation was complex due to the significant estimation required by management in determining the fair value assigned to assets acquired and liabilities assumed. In particular, significant estimation was used in management’s selection of market rental rates and market rent growth rates due to the judgmental nature of the inputs as well as the sensitivity of the related lease intangible assets and liabilities to the underlying assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over management’s purchase price accounting, including controls over the Company’s review of the assumptions underlying the purchase price allocation, the cash flow projections, and the accuracy of the underlying data used.

Our testing of the Company’s purchase price allocation included, among other procedures, assessing the valuation methods and significant assumptions used by management in developing the fair value estimates of the assets acquired and liabilities assumed. For example, we involved our valuation specialists in evaluating the appropriateness of management’s selected estimated market rental rates and market rent growth rates by comparing the selected assumptions to data from independently identified external market data sources. We also evaluated the completeness and accuracy of the underlying data supporting management’s purchase price allocation, tested the incorporation of the significant assumptions in the purchase price allocation, and recalculated the model’s results for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
February 22, 2021

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Investment in real estate, at cost	$8,215,017	$7,269,128
Accumulated depreciation and amortization	(1,102,748)	(898,279)
Investment in real estate, net	7,112,269	6,370,849
Cash and cash equivalents	113,686	46,224
Restricted cash	35,854	12,034
Accounts receivable, net	22,105	13,007
Straight-line rent receivables, net	225,685	195,328
Deferred leasing costs and lease intangible assets, net	285,836	285,448
U.S. Government securities	135,115	140,749
Operating lease right-of-use asset	264,880	269,029
Prepaid expenses and other assets, net	72,667	68,974
Investment in unconsolidated real estate entities	82,105	64,926
TOTAL ASSETS	$8,350,202	$7,466,568

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,399,492	$2,817,910
In-substance defeased debt	131,707	135,030
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	235,860	212,673
Operating lease liability	270,014	272,701
Lease intangible liabilities, net	49,144	31,493
Security deposits and prepaid rent	92,180	86,188
Total liabilities	4,244,533	3,622,131

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	127,874	125,260

Equity
Hudson Pacific Properties, Inc. stockholders’ equity:
Common stock, $0.01 par value, 490,000,000 authorized, 151,401,365 and 154,691,052 shares outstanding at December 31, 2020 and 2019, respectively	1,514	1,546
Additional paid-in capital	3,469,758	3,415,808
Accumulated other comprehensive loss	(8,133)	(561)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,463,139	3,416,793
Non-controlling interest—members in consolidated real estate entities	467,009	269,487
Non-controlling interest—units in the operating partnership	37,832	23,082
Total equity	3,967,980	3,709,362
TOTAL LIABILITIES AND EQUITY	$8,350,202	$7,466,568

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES
Office
Rental	$721,286	$708,564	$533,184
Tenant recoveries	—	—	92,760
Service and other revenues	14,633	25,171	26,573
Total office revenues	735,919	733,735	652,517
Studio
Rental	48,756	51,340	44,734
Tenant recoveries	—	—	2,013
Service and other revenues	20,290	33,107	29,154
Total studio revenues	69,046	84,447	75,901
Total revenues	804,965	818,182	728,418
OPERATING EXPENSES
Office operating expenses	262,199	256,209	226,820
Studio operating expenses	37,580	45,313	40,890
General and administrative	77,882	71,947	61,027
Depreciation and amortization	299,682	282,088	251,003
Total operating expenses	677,343	655,557	579,740
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate entities	736	(747)	—
Fee income	2,815	1,459	—
Interest expense	(116,477)	(105,845)	(83,167)
Interest income	4,089	4,044	1,718
Transaction-related expenses	(440)	(667)	(535)
Unrealized (loss) gain on non-real estate investments	(2,463)	—	928
Gains on sale of real estate	—	47,100	43,337
Impairment loss	—	(52,201)	—
Other income	548	78	822
Total other expense	(111,192)	(106,779)	(36,897)
Net income	16,430	55,846	111,781
Net income attributable to preferred units	(612)	(612)	(618)
Net income attributable to participating securities	(1,041)	(692)	(663)
Net income attributable to non-controlling interest in consolidated real estate entities	(18,955)	(13,352)	(11,883)
Net loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	4,571	1,994	(169)
Net income attributable to non-controlling interest in the operating partnership	(10)	(459)	(358)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$383	$42,725	98,090

BASIC AND DILUTED PER SHARE AMOUNTS
Net income attributable to common stockholders—basic	$0.00	$0.28	$0.63
Net income attributable to common stockholders—diluted	$0.00	$0.28	$0.63
Weighted average shares of common stock outstanding—basic	153,126,027	154,404,427	155,445,247
Weighted average shares of common stock outstanding—diluted	153,169,025	156,602,408	155,696,486
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$16,430	$55,846	$111,781
Currency translation adjustments	1,394	1,845	—
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(14,471)	(14,533)	7,357
Reclassification adjustment for realized losses (gains)	5,444	(5,490)	(3,299)
Total net unrealized (losses) gains on derivative instruments:	(9,027)	(20,023)	4,058
Total other comprehensive (loss) income	(7,633)	(18,178)	4,058
Comprehensive income	8,797	37,668	115,839
Comprehensive income attributable to preferred units	(612)	(612)	(618)
Comprehensive income attributable to participating securities	(1,041)	(692)	(660)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(18,955)	(13,352)	(11,883)
Comprehensive loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	4,571	1,994	(169)
Comprehensive loss (income) attributable to non-controlling interest in the operating partnership	51	(343)	(372)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,189)	$24,663	$102,137

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling Interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2017	155,602,508	$1,556	$3,622,988	$—	$13,227	$14,591	$258,602	$3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	—	—	(231)	230	1	—	—
Contributions	—	—	—	—	—	—	2,486	2,486
Distributions	—	—	—	—	—	—	(4,725)	(4,725)
Issuance of unrestricted stock	571,481	5	(5)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	(163,191)	(2)	(4,751)	—	—	—	—	(4,753)
Repurchase of common stock	(1,639,260)	(16)	(50,000)	—	—	—	—	(50,016)
Declared dividend	—	—	(57,769)	(98,522)	—	(712)	—	(157,003)
Amortization of stock-based compensation	—	—	14,039	—	—	4,086	—	18,125
Net income	—	—	—	98,753	—	358	11,883	110,994
Other comprehensive income	—	—	—	—	4,044	14	—	4,058
Balance, December 31, 2018	154,371,538	1,543	3,524,502	—	17,501	18,338	268,246	3,830,130
Cumulative adjustment related to adoption of ASC 842	—	—	—	(2,105)	—	—	—	(2,105)
Distributions	—	—	—	—	—	—	(12,111)	(12,111)
Issuance of unrestricted stock	554,237	5	(5)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	(234,723)	(2)	(7,682)	—	—	—	—	(7,684)
Declared dividend	—	—	(114,283)	(41,312)	—	(2,230)	—	(157,825)
Amortization of stock-based compensation	—	—	13,276	—	—	7,156	—	20,432
Net income	—	—	—	43,417	—	459	13,352	57,228
Other comprehensive loss	—	—	—	—	(18,062)	(116)	—	(18,178)
Redemption of common units in the operating partnership	—	—	—	—	—	(525)	—	(525)
Balance, December 31, 2019	154,691,052	1,546	3,415,808	—	(561)	23,082	269,487	3,709,362
Contributions	—	—	—	—	—	—	138,124	138,124
Sale of non-controlling interest	—	—	300,104	—	—	—	67,038	367,142
Distributions	—	—	—	—	—	—	(26,595)	(26,595)
Transaction costs	—	—	(16,047)	—	—	—	—	(16,047)
Issuance of unrestricted stock	420,970	5	(5)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	(225,314)	(2)	(7,580)	—	—	—	—	(7,582)
Repurchase of common stock	(3,485,343)	(35)	(80,178)	—	—	—	—	(80,213)
Declared dividend			(151,772)	(1,424)	—	(1,800)	—	(154,996)
Amortization of stock-based compensation	—	—	9,428	—	—	16,601	—	26,029
Net income	—	—	—	1,424	—	10	18,955	20,389
Other comprehensive loss	—	—	—	—	(7,572)	(61)	—	(7,633)
Balance, December 31, 2020	151,401,365	$1,514	$3,469,758	$—	$(8,133)	$37,832	$467,009	$3,967,980

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,430	$55,846	$111,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,682	282,088	251,003
Non-cash portion of interest expense	9,539	6,258	5,965
Amortization of stock-based compensation	22,723	19,481	17,028
(Income) loss from unconsolidated real estate entities	(736)	747	—
Unrealized loss (gain) on non-real estate investment	2,463	—	(928)
Straight-line rents	(30,357)	(52,959)	(36,202)
Straight-line rent expenses	1,462	1,463	711
Amortization of above- and below-market leases, net	(9,635)	(12,836)	(17,593)
Amortization of above- and below-market ground lease, net	2,352	2,460	2,422
Amortization of lease incentive costs	1,915	1,771	1,464
Other non-cash adjustments	—	—	1,297
Impairment loss	—	52,201	—
Gains on sale of real estate	—	(47,100)	(43,337)
Change in operating assets and liabilities:
Accounts receivable	(9,098)	699	(10,854)
Deferred leasing costs and lease intangibles	(13,276)	(46,645)	(55,286)
Prepaid expenses and other assets	(9,117)	(11,165)	(2,978)
Accounts payable, accrued liabilities and other	11,693	18,202	(13,184)
Security deposits and prepaid rent	5,992	17,500	3,317
Net cash provided by operating activities	302,032	288,011	214,626
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(402,283)	(385,751)	(351,277)
Property acquisitions	(593,945)	—	(362,687)
Purchase of U.S. Government securities	—	—	(149,176)
Maturities of U.S. Government securities	5,656	6,226	2,229
Proceeds from sales of real estate	—	147,824	454,542
Contributions to non-real estate investments	(3,404)	—	—
Distributions from non-real estate investments	1,238	—	—
Proceeds from sale of non-real estate investment	1,042	—	—
Distributions from unconsolidated real estate entities	1,608	290	14,036
Contributions to unconsolidated real estate entities	(16,756)	(64,498)	—
Deposits for property acquisitions	—	(20,500)	—
Net cash used in investing activities	(1,006,844)	(316,409)	(392,333)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,736,914	1,215,647	650,000
Payments of unsecured and secured debt	(1,150,097)	(1,010,569)	(449,711)
Payments of in-substance defeased debt	(3,323)	(3,193)	—
Proceeds from joint venture partner debt	—	—	66,136
Transaction costs	(16,047)	—	—
Repurchase of common stock	(80,213)	—	(50,000)
Repurchase of operating partnership units	—	(525)	—
Redemption of series A preferred units	—	—	(362)
Dividends paid to common stock and unitholders	(154,996)	(157,825)	(157,003)
Dividends paid to preferred unitholders	(612)	(612)	(618)
Contributions from redeemable non-controlling members in consolidated real estate entities	7,201	14,128	100,223
Distributions to redeemable non-controlling members in consolidated real estate entities	(16)	(15)	—
Contributions from non-controlling members in consolidated real estate entities	138,124	—	2,486
Distributions to non-controlling members in consolidated real estate entities	(26,595)	(12,111)	(4,725)
Proceeds from sale of non-controlling interest	367,500	—	—
Payments to satisfy tax withholding obligations	(7,582)	(7,684)	(4,769)
Payment of loan costs	(14,164)	(18,776)	(7,039)
Net cash provided by financing activities	796,094	18,465	144,618
Net increase (decrease) in cash and cash equivalents and restricted cash	91,282	(9,933)	(33,089)
Cash and cash equivalents and restricted cash—beginning of period	58,258	68,191	101,280
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$149,540	$58,258	$68,191
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Partners of Hudson Pacific Properties, L.P.

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. (the “Operating Partnership”), as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Operating Partnership at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of investment in real estate
Description of the Matter
The Operating Partnership’s net investment in real estate totaled $7.1 billion as of December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Operating Partnership assesses for impairment on a real estate asset by real estate asset basis whenever events or changes in circumstances indicate that the carrying value of a real estate asset may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value. There were no impairment charges recognized during the year ended December 31, 2020.

Auditing the Operating Partnership’s impairment assessment for real estate assets is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators, either individually or in combination, in determining whether a triggering event has occurred that requires the Operating Partnership to evaluate the recoverability of the real estate asset.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s real estate asset impairment assessment process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators.

Our testing of the Operating Partnership’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present at any given real estate asset by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched for any tenants or groups of tenants with significant allowances for doubtful accounts or upcoming lease expirations that occupy a substantial portion of a real estate asset. We also searched for any significant declines in operating results of a real estate asset due to occupancy changes, tenant bankruptcies, environmental issues, physical damage, change in intended use or adverse changes in legal factors.

Purchase price accounting
Description of the Matter
During the year ended December 31, 2020, the Operating Partnership completed the acquisition of one real estate property through a consolidated joint venture for a total purchase price of $593.9 million, which was accounted for as an asset acquisition. As discussed in Note 2 to the consolidated financial statements, the purchase price, including capitalized acquisition-related costs, was allocated based on the relative fair value of the assets acquired and liabilities assumed. As part of the purchase price allocation, the Operating Partnership estimated market rental rates and market rent growth rates that reflect the risks associated with the leases acquired. The estimated market rental rates and market rent growth rates are utilized as inputs in estimating the fair value of “above- and below-” market leases using the income approach. Amortization of “above- and below-” market lease intangible assets and liabilities are recorded in rental revenue over the related lease term.

Auditing the Operating Partnership’s purchase price allocation was complex due to the significant estimation required by management in determining the fair value assigned to assets acquired and liabilities assumed. In particular, significant estimation was used in management’s selection of market rental rates and market rent growth rates due to the judgmental nature of the inputs as well as the sensitivity of the related lease intangible assets and liabilities to the underlying assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Operating Partnership’s controls over management’s purchase price accounting, including controls over the Operating Partnership’s review of the assumptions underlying the purchase price allocation, the cash flow projections, and the accuracy of the underlying data used.

Our testing of the Operating Partnership’s purchase price allocation included, among other procedures, assessing the valuation methods and significant assumptions used by management in developing the fair value estimates of the assets acquired and liabilities assumed. For example, we involved our valuation specialists in evaluating the appropriateness of management’s selected estimated market rental rates and market rent growth rates by comparing the selected assumptions to data from independently identified external market data sources. We also evaluated the completeness and accuracy of the underlying data supporting management’s purchase price allocation, tested the incorporation of the significant assumptions in the purchase price allocation, and recalculated the model’s results for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2015.

Los Angeles, California
February 22, 2021

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Investment in real estate, at cost	$8,215,017	$7,269,128
Accumulated depreciation and amortization	(1,102,748)	(898,279)
Investment in real estate, net	7,112,269	6,370,849
Cash and cash equivalents	113,686	46,224
Restricted cash	35,854	12,034
Accounts receivable, net	22,105	13,007
Straight-line rent receivables, net	225,685	195,328
Deferred leasing costs and lease intangible assets, net	285,836	285,448
U.S. Government securities	135,115	140,749
Operating lease right-of-use asset	264,880	269,029
Prepaid expenses and other assets, net	72,667	68,974
Investment in unconsolidated real estate entities	82,105	64,926
TOTAL ASSETS	$8,350,202	$7,466,568

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,399,492	$2,817,910
In-substance defeased debt	131,707	135,030
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	235,860	212,673
Operating lease liability	270,014	272,701
Lease intangible liabilities, net	49,144	31,493
Security deposits and prepaid rent	92,180	86,188
Total liabilities	4,244,533	3,622,131

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	127,874	125,260

Capital
Hudson Pacific Properties, L.P. partners’ capital:
Common units, 152,722,448 and 155,602,910 outstanding at December 31, 2020 and 2019, respectively.	3,509,217	3,440,488
Accumulated other comprehensive loss	(8,246)	(613)
Total Hudson Pacific Properties, L.P. partners’ capital	3,500,971	3,439,875
Non-controlling interest—members in consolidated real estate entities	467,009	269,487
Total capital	3,967,980	3,709,362
TOTAL LIABILITIES AND CAPITAL	$8,350,202	$7,466,568

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES
Office
Rental	$721,286	$708,564	$533,184
Tenant recoveries	—	—	92,760
Service and other revenues	14,633	25,171	26,573
Total office revenues	735,919	733,735	652,517
Studio
Rental	48,756	51,340	44,734
Tenant recoveries	—	—	2,013
Service and other revenues	20,290	33,107	29,154
Total studio revenues	69,046	84,447	75,901
Total revenues	804,965	818,182	728,418
OPERATING EXPENSES
Office operating expenses	262,199	256,209	226,820
Studio operating expenses	37,580	45,313	40,890
General and administrative	77,882	71,947	61,027
Depreciation and amortization	299,682	282,088	251,003
Total operating expenses	677,343	655,557	579,740
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate entities	736	(747)	—
Fee income	2,815	1,459	—
Interest expense	(116,477)	(105,845)	(83,167)
Interest income	4,089	4,044	1,718
Transaction-related expenses	(440)	(667)	(535)
Unrealized (loss) gain on non-real estate investments	(2,463)	—	928
Gains on sale of real estate	—	47,100	43,337
Impairment loss	—	(52,201)	—
Other income	548	78	822
Total other expense	(111,192)	(106,779)	(36,897)
Net income	16,430	55,846	111,781
Net income attributable to non-controlling interest in consolidated real estate entities	(18,955)	(13,352)	(11,883)
Net loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	4,571	1,994	(169)
Net income attributable to Hudson Pacific Properties, L.P.	2,046	44,488	99,729
Net income attributable to preferred units	(612)	(612)	(618)
Net income attributable to participating securities	(1,041)	(922)	(663)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$393	$42,954	$98,448

BASIC AND DILUTED PER UNIT AMOUNTS
Net income attributable to common unitholders—basic	$0.00	$0.28	$0.63
Net income attributable to common unitholders—diluted	$0.00	$0.28	$0.63
Weighted average shares of common units outstanding—basic	154,040,775	155,094,997	156,014,292
Weighted average shares of common units outstanding—diluted	154,083,773	156,112,602	156,265,531

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$16,430	$55,846	$111,781
Currency translation adjustments	1,394	1,845	—
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(14,471)	(14,533)	7,357
Reclassification adjustment for realized losses (gains)	5,444	(5,490)	(3,299)
Total net unrealized (losses) gains on derivative instruments:	(9,027)	(20,023)	4,058
Total other comprehensive (loss) income	(7,633)	(18,178)	4,058
Comprehensive income	8,797	37,668	115,839
Comprehensive income attributable to preferred units	(612)	(612)	(618)
Comprehensive income attributable to participating securities	(1,041)	(922)	(660)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(18,955)	(13,352)	(11,883)
Comprehensive loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	4,571	1,994	(169)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(7,240)	$24,776	$102,509

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except share data)

	Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Non-controlling Interest— Members in Consolidated Real Estate Entities	Total Capital
Balance, December 31, 2017	156,171,553	$3,639,086	$13,276	$3,652,362	$258,602	$3,910,964
Cumulative adjustment related to adoption of ASU 2017-12	—	(231)	231	—	—	—
Contributions	—	—	—	—	2,486	2,486
Distributions	—	—	—	—	(4,725)	(4,725)
Issuance of unrestricted units	571,481	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	(163,191)	(4,769)	—	(4,769)	—	(4,769)
Repurchase of common units	(1,639,260)	(50,000)	—	(50,000)	—	(50,000)
Declared distributions	—	(157,003)	—	(157,003)	—	(157,003)
Amortization of unit-based compensation	—	18,125	—	18,125	—	18,125
Net income	—	99,111	—	99,111	11,883	110,994
Other comprehensive income	—	—	4,058	4,058	—	4,058
Balance, December 31, 2018	154,940,583	3,544,319	17,565	3,561,884	268,246	3,830,130
Cumulative adjustment related to adoption of ASC 842	—	(2,105)	—	(2,105)	—	(2,105)
Distributions	—	—	—	—	(12,111)	(12,111)
Issuance of unrestricted units	915,126	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	(234,723)	(7,684)	—	(7,684)	—	(7,684)
Declared distributions	—	(157,825)	—	(157,825)	—	(157,825)
Amortization of unit-based compensation	—	20,432	—	20,432	—	20,432
Net income	—	43,876	—	43,876	13,352	57,228
Other comprehensive loss	—	—	(18,178)	(18,178)	—	(18,178)
Redemption of common units	(18,076)	(525)	—	(525)	—	(525)
Balance, December 31, 2019	155,602,910	3,440,488	(613)	3,439,875	269,487	3,709,362
Contributions	—	—	—	—	138,124	138,124
Sale of non-controlling interest	—	300,104	—	300,104	67,038	367,142
Distributions	—	—	—	—	(26,595)	(26,595)
Transaction costs	—	(16,047)	—	(16,047)	—	(16,047)
Issuance of unrestricted units	830,195	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	(225,314)	(7,582)	—	(7,582)	—	(7,582)
Repurchase of common units	(3,485,343)	(80,213)	—	(80,213)	—	(80,213)
Declared distributions	—	(154,996)	—	(154,996)	—	(154,996)
Amortization of unit-based compensation	—	26,029	—	26,029	—	26,029
Net income	—	1,434	—	1,434	18,955	20,389
Other comprehensive loss	—	—	(7,633)	(7,633)	—	(7,633)
Balance, December 31, 2020	152,722,448	$3,509,217	$(8,246)	$3,500,971	$467,009	$3,967,980

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,430	$55,846	$111,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,682	282,088	251,003
Non-cash portion of interest expense	9,539	6,258	5,965
Amortization of unit-based compensation	22,723	19,481	17,028
(Income) loss from unconsolidated real estate entities	(736)	747	—
Unrealized loss (gain) on non-real estate investment	2,463	—	(928)
Straight-line rents	(30,357)	(52,959)	(36,202)
Straight-line rent expenses	1,462	1,463	711
Amortization of above- and below-market leases, net	(9,635)	(12,836)	(17,593)
Amortization of above- and below-market ground lease, net	2,352	2,460	2,422
Amortization of lease incentive costs	1,915	1,771	1,464
Other non-cash adjustments	—	—	1,297
Impairment loss	—	52,201	—
Gains on sale of real estate	—	(47,100)	(43,337)
Change in operating assets and liabilities:
Accounts receivable	(9,098)	699	(10,854)
Deferred leasing costs and lease intangibles	(13,276)	(46,645)	(55,286)
Prepaid expenses and other assets	(9,117)	(11,165)	(2,978)
Accounts payable, accrued liabilities and other	11,693	18,202	(13,184)
Security deposits and prepaid rent	5,992	17,500	3,317
Net cash provided by operating activities	302,032	288,011	214,626
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(402,283)	(385,751)	(351,277)
Property acquisitions	(593,945)	—	(362,687)
Purchase of U.S. Government securities	—	—	(149,176)
Maturities of U.S. Government securities	5,656	6,226	2,229
Proceeds from sales of real estate	—	147,824	454,542
Contributions to non-real estate investments	(3,404)	—	—
Distributions from non-real estate investments	1,238	—	—
Proceeds from sale of non-real estate investment	1,042	—	—
Distributions from unconsolidated real estate entities	1,608	290	14,036
Contributions to unconsolidated real estate entities	(16,756)	(64,498)	—
Deposits for property acquisitions	—	(20,500)	—
Net cash used in investing activities	(1,006,844)	(316,409)	(392,333)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,736,914	1,215,647	650,000
Payments of unsecured and secured debt	(1,150,097)	(1,010,569)	(449,711)
Payments of in-substance defeased debt	(3,323)	(3,193)	—
Proceeds from joint venture partner debt	—	—	66,136
Transaction costs	(16,047)	—	—
Repurchase of common units	(80,213)	—	(50,000)
Repurchase of operating partnership units	—	(525)	—
Redemption of series A preferred units	—	—	(362)
Distributions paid to common stock and unitholders	(154,996)	(157,825)	(157,003)
Dividends paid to preferred unitholders	(612)	(612)	(618)
Contributions from redeemable non-controlling members in consolidated real estate entities	7,201	14,128	100,223
Distributions to redeemable non-controlling members in consolidated real estate entities	(16)	(15)	—
Contributions from non-controlling members in consolidated real estate entities	138,124	—	2,486
Distributions to non-controlling members in consolidated real estate entities	(26,595)	(12,111)	(4,725)
Proceeds from sale of non-controlling interest	367,500	—	—
Payments to satisfy tax withholding obligations	(7,582)	(7,684)	(4,769)
Payment of loan costs	(14,164)	(18,776)	(7,039)
Net cash provided by financing activities	796,094	18,465	144,618
Net increase (decrease) in cash and cash equivalents and restricted cash	91,282	(9,933)	(33,089)
Cash and cash equivalents and restricted cash—beginning of period	58,258	68,191	101,280
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$149,540	$58,258	$68,191
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

The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest and Western Canada. The following table summarizes the Company’s portfolio as of December 31, 2020:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	52	14,062,484
Studio	3	1,224,403
Land	6	2,504,406
Total consolidated portfolio	61	17,791,293
Unconsolidated portfolio(1)
Office	1	1,488,266
Land	2	682,855
Total unconsolidated portfolio	3	2,171,121
TOTAL(2)	64	19,962,414
_________________
1.Pursuant to a co-ownership agreement with Blackstone 1, LP, the Company owns 20% of the unconsolidated joint venture entity which owns the Bentall Centre property. The Company also owns 50% of the unconsolidated joint venture entity which owns the Sunset LA development. The square footage shown above represents 100% of the properties. For further detail regarding the Company’s unconsolidated real estate entities, see Note 4.
2.Includes redevelopment and development properties.
Concentrations

As of December 31, 2020, the Company’s office properties were located in Northern and Southern California, the Pacific Northwest and Western Canada. The Company’s studio properties were located in Hollywood in Southern California. 78.2% of the Company’s consolidated and unconsolidated properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the technology and media and entertainment industries. As of December 31, 2020, approximately 29.0% and 18.0% of consolidated and unconsolidated rentable square feet were related to the tenants in the technology and media and entertainment industries, respectively.

As of December 31, 2020, the Company’s 15 largest tenants represented approximately 34.4% of consolidated and unconsolidated rentable square feet and no single tenant accounted for more than 10%.

As of December 31, 2020, no single tenant in the Company’s office or studio segment had rental revenues representing more than 10% of the respective segment’s total revenue.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of December 31, 2020, the Company has determined that its operating partnership and fourteen joint ventures met the definition of a VIE. Twelve of these joint ventures are consolidated and two are unconsolidated.

Consolidated Joint Ventures

On November 22, 2020, the Company entered into a joint venture agreement with CPPIB US RE-3, Inc., a subsidiary of Canada Pension Plan Investment Board (“CPPIB”), to form Hudson 1918 Eighth, L.P. On December 18, 2020, the joint venture purchased the 1918 Eighth property through a wholly-owned subsidiary. The Company owns 55% of the joint venture. As of December 31, 2020, the Company has determined that this joint venture met the definition of a VIE and is consolidated.

On July 30, 2020, funds affiliated with Blackstone Property Partners (“Blackstone”) acquired a 49% interest in the Hollywood Media Portfolio. The Company retained a 51% ownership stake and remains responsible for day-to-day operations, leasing and development. As of December 31, 2020, the Company has determined that the entities included in the Hollywood Media Portfolio and the related entities met the definition of a VIE and are consolidated.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
As of December 31, 2020, the operating partnership has determined that twelve of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	One Westside and 10850 Pico	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%
Sunset Bronson Entertainment Properties, LLC	Sunset Bronson Studios, ICON, CUE	51.0%
Sunset Gower Entertainment Properties, LLC	Sunset Gower Studios	51.0%
Sunset Las Palmas Entertainment Properties, LLC	Sunset Las Palmas Studios, Harlow	51.0%
Sunset Services Holdings, LLC	None(1)	51.0%
Sunset Studios Holdings, LLC	EPIC	51.0%
Hudson Media and Entertainment Management, LLC	None(2)	51.0%
Hudson 6040 Sunset, LLC	6040 Sunset	51.0%
Hudson 1918 Eighth, L.P.	1918 Eighth	55.0%
__________________
1.Sunset Services Holdings, LLC wholly owns Services Holdings, LLC, which owns 100% interests in Sunset Bronson Services, LLC, Sunset Gower Services, LLC and Sunset Las Palmas Services, LLC, which provide services to the respective entertainment properties above.
2.Hudson Media and Entertainment Management, LLC manages the properties comprising the Hollywood Media Portfolio.

As of December 31, 2020 and 2019, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of December 31, 2020, the Company has determined is not the primary beneficiary of two of its joint ventures. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

As of December 24, 2020, the Company owns 50% of the ownership interests in the joint venture which owns the Sunset LA development. The Company serves as the operating member.

On June 5, 2019, the Company purchased, pursuant to a co-ownership agreement with Blackstone 1 LP, an affiliate of Blackstone, 20% of the ownership interest in the Bentall Centre property. The joint venture property-owning entity is structured as a tenancy in common under applicable tax laws. The Company owns 20% of this joint venture and serves as the operating partner.

The Company’s net equity investment in these unconsolidated entities is reflected within investment in unconsolidated real estate entities on the Consolidated Balance Sheets. The Company’s share of net income or loss from the entities is included within income (loss) from unconsolidated real estate entities on the Consolidated Statements of Operations. Refer to Note 4 for details.

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

Investment in Real Estate Properties

Acquisitions

The Company evaluates each acquisition to determine if the integrated set of assets and activities acquired meets the definition of a business and needs to be accounted for as a business combination in accordance with ASC 805, Business Combinations. An integrated set of assets and activities would fail to qualify as a business if either (i) substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets or (ii) the integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., revenue generated before and after the transaction).

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

When the Company acquires properties that are considered business combinations, assets acquired and liabilities assumed are fair valued at the acquisition date. The initial accounting for a business combination is based on management’s preliminary assessment, which may change when final information becomes available. Subsequent adjustments made to the initial purchase price assignment are made within the measurement period, which typically does not exceed one year, within the Consolidated Balance Sheets. Acquisition-related expenses associated with business combinations are expensed in the period incurred which is included in the transaction-related expenses line item of the Consolidated Statements of Operations.

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

The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. The fair values of acquired “above- and below-” market leases are based on the estimated cash flow projections utilizing discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended below-market term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers commissions, legal and other leasing-related costs. The fair value of debt assumed is based on the estimated cash flow projections utilizing interest rates available for the issuance of debt with similar terms and remaining maturities.

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

The Company recognized the following capitalized costs associated with development and redevelopment activities:

	Year Ended December 31,
	2020	2019	2018
Capitalized personnel costs	$15,843	$9,218	$12,233
Capitalized interest	19,509	16,258	14,815

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

Held for Sale

The Company classifies properties as held for sale when certain criteria set forth in ASC 360, Property, Plant, and Equipment, are met. These criteria include (i) whether the Company is committed to a plan to sell, (ii) whether the asset or disposal group is available for immediate sale, (iii) whether an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) whether the sale of the asset or disposal group is probable (i.e., likely to occur) and the transfer is expected to qualify for recognition as a completed sale within one year, (v) whether the long-lived asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, (vi) whether actions necessary to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. At the time a property is classified as held for sale, the Company reclassifies its assets and liabilities to held for sale on the Consolidated Balance Sheets for all periods presented and ceases recognizing depreciation expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell.

According to ASC 205, Presentation of Financial Statements, the Company does not present the operating results in net loss from discontinued operations for disposals if they do not represent a strategic shift in the Company’s business. There were no discontinued operations for the years ended December 31, 2020, 2019 and 2018.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties based on Level 1 or Level 2 inputs, less estimated costs to sell. During the year ended December 31, 2019, the Company recorded $52.2 million of impairment charges related to the sold Campus Center office property. The Company’s estimated fair value was based on the sale price (Level 2 input). During the years ended December 31, 2020 and 2018, the Company recorded no impairment charges.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business acquisitions. The Company does not amortize this asset but instead analyzes it on a quarterly basis for impairment. No impairment indicators have been identified during the years ended December 31, 2020, 2019 and 2018. Goodwill is included in the prepaid expenses and other assets, net line item on the Consolidated Balance Sheets.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	December 31,
	2020	2019	2018
BEGINNING OF THE PERIOD
Cash and cash equivalents	$46,224	$53,740	$78,922
Restricted cash	12,034	14,451	22,358
TOTAL	$58,258	$68,191	$101,280

END OF THE PERIOD
Cash and cash equivalents	$113,686	$46,224	$53,740
Restricted cash	35,854	12,034	14,451
TOTAL	$149,540	$58,258	$68,191

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

Accounts Receivable, net

As of December 31, 2020, accounts receivable was $22.1 million and there was no allowance for doubtful accounts. As of December 31, 2019, accounts receivable was $13.0 million and there was no allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Straight-line Rent Receivables, net
As of December 31, 2020, straight-line rent receivables was $226.0 million and there was a $0.3 million allowance for doubtful accounts. As of December 31, 2019, straight-line rent receivables was $195.3 million and there was no allowance for doubtful accounts.

U.S. Government Securities

The Company holds U.S. Government securities related to assumed debt held by a trust subsidiary. These securities are considered held to maturity investments and are carried at amortized cost on the Consolidated Balance Sheets. The Company has both the intent and ability to hold to maturity.

Prepaid Expenses and Other Assets, net

The following table represents the Company’s prepaid expenses and other assets, net as of:

	December 31, 2020	December 31, 2019
Derivative assets	$5	$479
Goodwill	8,754	8,754
Non-real estate investments	4,088	5,545
Deposits and pre-development costs for future acquisitions	28,488	21,585
Deferred financing costs	1,216	3,246
Prepaid insurance	5,100	3,463
Prepaid property tax	2,138	2,070
Other	22,878	23,832
PREPAID EXPENSES AND OTHER ASSETS, NET	$72,667	$68,974

Non-Real Estate Investments

The Company held an investment in an entity that did not report NAV. The Company marked this investment to fair value based on Level 2 inputs, whenever fair value was readily available or observable. Changes in fair value are included in the unrealized (loss) gain on non-real estate investment line item on the Consolidated Statements of Operations. During the year ended December 31, 2020, the Company disposed of the investment. The Company recognized an unrealized loss of $1.6 million due to observable changes in fair value for the year ended December 31, 2020 and no gain or loss for the year ended December 31, 2019. Over the life of this investment, the Company recognized a net unrealized loss of $0.6 million due to observable changes in fair value.

The Company also invests in an entity that reports NAV. The investment, which is in a real estate technology venture capital fund, involves a commitment of funding from the Company of up to $20.0 million. The Company uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value for the investment. As of December 31, 2020, the Company has contributed $4.2 million, net of distributions, with $15.8 million remaining to be contributed. Changes in fair value are included in the unrealized (loss) gain on non-real estate investment line item on the Consolidated Statements of Operations. The Company recognized a net unrealized loss of $0.9 million due to the observable changes in fair value for the year ended December 31, 2020 and no gain or loss for the year ended December 31, 2019. Over the life of the investment, the Company recognized a net unrealized loss of $0.9 million due to the observable changes in fair value.

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 842, which amended the guidance in former ASC 840, Leases (“ASC 840”). The standard set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The new standard increased transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition approach that must be applied for leases that exist or are entered into after January 1, 2019.

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

Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements relate to ground lease assets and are reflected in operating lease right-of-use asset and operating lease liability on the Consolidated Balance Sheets. For leases with a term of 12 months or less the Company made an accounting policy election by class of underlying asset not to recognize ROU assets and lease liabilities. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.7%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 31 years as of December 31, 2020.

Lessor Accounting

As a lessor, the Company’s recognition of revenue remained consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. With the election of the lessor practical expedient, the presentation of revenues on the Consolidated Statement of Operations has changed to reflect a single lease component that combines rental, tenant recoveries and other tenant-related revenues for the office portfolio. For the Company’s rentals at the studio properties, total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components is governed by ASC 842, while revenue related to non-lease components is subject to ASC 606, Revenue from Contracts with Customers (“ASC 606”).

ASC 842 defines initial direct costs as only the incremental costs of signing a lease. Internal direct compensation costs and external legal fees related to the execution of successful lease agreements that no longer meet the definition of initial direct costs under ASC 842 are accounted for as office operating expense or studio operating expense in the Company’s Consolidated Statements of Operations. As a result of the adoption, the Company recognized $1.8 million as a cumulative adjustment to accumulated deficit for costs associated with leases that had not commenced as of January 1, 2019, that were previously capitalized and no longer met the definition of initial direct costs in accordance with ASC 842. The Company recognized $0.3 million as cumulative adjustments to accumulated deficit related to other transition adjustments.

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

_________________
1.The financial statement locations stated above are for the years ended December 31, 2020 and 2019, after the adoption of ASC 842, and do not reflect the locations for the year ended December 31, 2018.

The Company’s revenues from 2020 and 2019 are accounted for under ASC 842 while the 2018 rental revenues are accounted for under ASC 840. The Company continues to recognize rental revenue from tenants on a straight-line basis over the lease term when collectability is probable and the tenant has taken possession of or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

Ancillary revenues and other revenues are accounted for under ASC 606. These revenues have single performance obligations and are recognized at the point in time when services are rendered. The following table summarizes the Company’s revenue streams that are accounted for under ASC 606:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

	Year Ended December 31,
	2020	2019	2018
Ancillary revenues	$16,781	$27,951	$24,138
Other revenues	$16,582	$28,066	$25,298
Studio-related tenant recoveries(1)	$1,560	$2,261	N/A
_________________
1.Studio-related tenant recoveries are accounted for under ASC 606 effective January 1, 2019.

The following table summarizes the Company’s receivables that are accounted for under ASC 606:

	December 31, 2020	December 31, 2019
Ancillary revenues	$1,700	$1,652
Other revenues	$1,058	$2,417
Studio-related tenant recoveries	$—	$26

In regards to sales of real estate, the Company applies certain recognition and measurement principles in accordance with ASC 606. The Company is required to evaluate the sales of real estate based on transfer of control. If a real estate sale contract includes ongoing involvement with the sold property by the seller, the seller must evaluate each promised good or service under the contract to determine whether it represents a performance obligation, constitutes a guarantee or prevents the transfer of control. The timing and pattern of revenue recognition might change as it relates to gains on sale of real estate if the sale includes continued involvement that represents a separate performance obligation.

Deferred Financing Costs and Debt Discount/Premium

Deferred financing costs are amortized over the contractual loan term into interest expense on the Consolidated Statements of Operations. Deferred financing costs, and related amortization, related to the unsecured revolving credit facility and undrawn term loans are presented within prepaid expenses and other assets, net on the Consolidated Balance Sheets. All other deferred financing costs and related amortization are included within the respective debt line items on the Consolidated Balance Sheets.

Debt discounts and premiums are amortized over the contractual loan term into interest expense on the Consolidated Statements of Operations. The amortization of discounts is recorded as additional interest expense and the accretion of premiums is recorded as a reduction to interest expense.

Derivative Instruments

The Company manages interest rate risk associated with borrowings by entering into derivative instruments. The Company recognizes all derivative instruments on the Consolidated Balance Sheets on a gross basis at fair value. Derivative instruments are adjusted to fair value at the balance sheet date. The change in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The change in the fair value derivatives not designated as hedges is recorded within earnings immediately.

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

Income Taxes

The Company’s property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7, Ferry Building and 1918 Eighth properties, REITs) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2010. The Company believes that it has operated in a manner that has allowed the Company to qualify as a REIT for federal income tax purposes commencing with such taxable year, and the Company intends to continue operating in such manner. To qualify as a REIT, the Company is required to distribute at least 90% of its REIT taxable income, excluding net capital gains, to the Company’s stockholders and to meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership.

Provided that it continues to qualify for taxation as a REIT, the Company is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders. If the Company were to fail to qualify as a REIT in any taxable year, and were unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income would be subject to federal corporate income tax, including any applicable alternative minimum tax for taxable years prior to 2018. Unless entitled to relief under specific statutory provisions, the Company would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which the Company loses its qualification. It is not possible to state whether in all circumstances the Company would be entitled to this statutory relief.

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

The Company has elected, together with certain of the Company’s subsidiaries, to treat such subsidiaries as taxable REIT subsidiaries (“TRSs”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company’s TRSs did not have significant tax provisions or deferred income tax items for 2020, 2019 or 2018.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2020, the Company has not established a liability for uncertain tax positions.

The Company and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2016. Generally, the Company has assessed its tax positions for all open years, which as of December 31, 2020 include 2017 to 2019 for Federal purposes and 2016 to 2019 for state purposes, and concluded that there are no material uncertainties to be recognized.

Fair Value of Assets and Liabilities

The Company measures certain financial instruments at fair value on a recurring basis while certain financial instruments and balances are measured at fair value on a non-recurring basis (e.g., carrying value of impaired real estate and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified and disclosed in one of the following three categories:

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

When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1 or Level 2. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which changed the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses. ASC 326 applies to the Company’s receivables related to service revenues and parking revenue that is not associated with lease agreements. The accounting standard was adopted on January 1, 2020 using the modified retrospective transition approach. The adoption did not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

On April 10, 2020, the FASB issued a Staff Q&A related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed. As a result of this election, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. To date, the impact of lease concessions granted has not had a material effect on the Company’s consolidated financial statements. The Company has adopted a policy to not account for concessions as lease modifications to the extent that the concessions are granted as payment deferrals and total payments remain substantially the same during the lease term.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity’s own equity. This ASU is effective for fiscal periods beginning after December 15, 2021. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	December 31, 2020	December 31, 2019
Land	$1,351,888	$1,313,412
Building and improvements	5,840,819	5,189,342
Tenant improvements	728,111	631,459
Furniture and fixtures	12,250	10,693
Property under development	281,949	124,222
INVESTMENT IN REAL ESTATE, AT COST	$8,215,017	$7,269,128

Acquisitions

On December 18, 2020, the Company purchased, pursuant to a joint venture agreement with a subsidiary of CPPIB, the 668,109 square-foot 1918 Eighth office property located in Seattle, Washington. The purchase price before certain credits, prorations and closing costs was $625 million. The Company owns 55% of the ownership interest in this consolidated joint venture. The acquisition did not meet the definition of a business and was therefore accounted for as an asset acquisition. For asset acquisitions, the purchase price includes capitalized acquisition costs.

The following table represents the Company’s final purchase price accounting for the 1918 Eighth acquisition:

TOTAL CONSIDERATION	$593,945

Allocation of consideration
Investment in real estate	$584,250
Deferred leasing costs and in-place lease intangibles(1)	37,563
Above-market leases(2)	335
Below-market leases(3)	(28,203)
TOTAL	$593,945
_____________
1.Represents weighted-average amortization period of 9.1 years (before any renewal or extension options).
2.Represents weighted-average amortization period of 7.8 years (before any renewal or extension options).
3.Represents weighted-average amortization period of 9.3 years (before any renewal or extension options).

The Company did not complete any acquisitions related to consolidated entities during the year ended December 31, 2019.

Unconsolidated Joint Ventures

As of December 24, 2020, the Company owns 50% of the ownership interests in the joint venture which owns the Sunset LA development in Los Angeles, California. The Company serves as the operating member.

On June 5, 2019, the Company purchased, pursuant to a co-ownership agreement with Blackstone 1 LP, an affiliate of Blackstone, 20% of the ownership interest in the Bentall Centre office property and retail complex in Vancouver, Canada.

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

Impairment of Long-Lived Assets

During the year ended December 31, 2019, the Company recorded $52.2 million of impairment charges related to the Campus Center office property that was held for sale at March 31, 2019 and was subsequently sold. The Company’s estimated fair value was based on the sale price (Level 2 input). The Company did not recognize impairment charges during the years ended December 31, 2020 and 2018.

Dispositions

The Company did not complete any dispositions related to consolidated entities during the year ended December 31, 2020. The following table summarizes information on dispositions completed during the years ended December 31, 2019 and 2018:

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

These properties were considered non-strategic to the Company’s portfolio. The disposition of these properties resulted in gains of $47.1 million and $43.3 million for the years ended December 31, 2019 and 2018, respectively. These amounts are included in the gains on sale of real estate line item in the Consolidated Statements of Operations.

Held for Sale

As of December 31, 2020 and 2019, the Company had no properties that met the criteria to be classified as held for sale.

4. Investment in Unconsolidated Real Estate Entities

As of December 24, 2020, the Company owns 50% of the ownership interests in the joint venture which owns the Sunset LA development in Los Angeles, California. The Company serves as the operating member.

On June 5, 2019, the Company purchased, through a joint venture with Blackstone 1 LP, the 20% ownership interest in the Bentall Centre office property and retail complex in Vancouver, Canada. The Company serves as the operating partner. Bentall Centre’s functional currency is the local currency, or Canadian dollars. The Company has exposure to risks related to foreign currency fluctuations. The assets and liabilities are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive (loss)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
income as a separate component of total equity and are excluded from net income. The maximum exposure related to this unconsolidated joint venture is limited to our investment and $100.0 million of debt which the Company has guaranteed.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	December 31, 2020	December 31, 2019
ASSETS
Investment in real estate, net	$855,639	$794,321
Other assets	51,118	51,597
TOTAL ASSETS	906,757	845,918

LIABILITIES
Secured debt, net	495,771	480,127
Other liabilities	52,828	42,672
TOTAL LIABILITIES	548,599	522,799

Company’s capital(1)	80,778	64,624
Partner's capital	277,380	258,495
TOTAL CAPITAL	358,158	323,119

TOTAL LIABILITIES AND CAPITAL	$906,757	$845,918
_____________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the income (loss) from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Year Ended	June 5, 2019 through
	December 31, 2020	December 31, 2019
TOTAL REVENUES	$69,592	$41,687

TOTAL EXPENSES	(65,983)	(46,434)

NET INCOME (LOSS)	$3,609	$(4,747)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
5. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	December 31, 2020	December 31, 2019
Deferred leasing costs and in-place lease intangibles	$352,903	$359,215
Accumulated amortization	(127,180)	(136,816)
Deferred leasing costs and in-place lease intangibles, net	225,723	222,399
Below-market ground leases	72,916	72,916
Accumulated amortization	(13,831)	(11,436)
Below-market ground leases, net	59,085	61,480
Above-market leases	2,802	8,015
Accumulated amortization	(1,774)	(6,446)
Above-market leases, net	1,028	1,569
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET	$285,836	$285,448

Below-market leases	$98,365	$87,064
Accumulated amortization	(50,054)	(56,447)
Below-market leases, net	48,311	30,617
Above-market ground leases	1,095	1,095
Accumulated amortization	(262)	(219)
Above-market ground leases, net	833	876
LEASE INTANGIBLE LIABILITIES, NET	$49,144	$31,493

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	For the Year Ended December 31,
	2020	2019	2018
Deferred leasing costs and in-place lease intangibles(1)	$(41,334)	$(45,177)	$(46,690)
Below-market ground leases(2)	$(2,395)	$(2,503)	$(2,465)
Above-market leases(3)	$(874)	$(1,240)	$(1,550)
Below-market leases(3)	$10,509	$14,076	$19,143
Above-market ground leases(2)	$43	$43	$43
_____________
1.Amortization is recorded in depreciation and amortization expenses and office rental revenues in the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.
3.Amortization is recorded in office rental revenues in the Consolidated Statements of Operations.

The following table provides information regarding the Company’s estimated amortization of deferred leasing costs and lease intangibles as of December 31, 2020:

For the Year Ended December 31,	Deferred Leasing Costs and In-place Lease Intangibles	Below-market Ground Leases	Above-market Leases	Below-market Leases	Above-market Ground Leases
2021	$(33,432)	$(2,395)	$(342)	$7,180	$43
2022	(26,757)	(2,395)	(175)	4,693	43
2023	(22,243)	(2,395)	(147)	3,799	43
2024	(16,636)	(2,395)	(25)	1,804	43
2025	(11,612)	(2,395)	(5)	842	43
Thereafter	(115,043)	(47,110)	(334)	29,993	618
TOTAL	$(225,723)	$(59,085)	$(1,028)	$48,311	$833

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
6. Debt

The following table sets forth information with respect to our outstanding indebtedness:

	December 31, 2020	December 31, 2019	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$—	$75,000	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Term Loan B(2)(5)	—	350,000	LIBOR + 1.20% to 1.70%	4/1/2022
Term Loan D(2)(6)	—	125,000	LIBOR + 1.20% to 1.70%	11/17/2022
Series A notes	110,000	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes(7)	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes(8)	400,000	400,000	3.25%	1/15/2030
Total unsecured debt	1,925,000	2,475,000

Secured debt
Hollywood Media Portfolio, net(9)(10)	792,186	—	LIBOR + 2.15%	8/9/2022
Met Park North(11)	—	64,500	LIBOR + 1.55%	8/1/2020
10950 Washington(12)	25,717	26,312	5.32%	3/11/2022
One Westside and 10850 Pico(13)	106,073	5,646	LIBOR + 1.70%	12/18/2023	(4)
Revolving Sunset Bronson Studios/ICON/CUE facility(14)	—	5,001	LIBOR + 1.35%	3/1/2024
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(15)	314,300	—	LIBOR + 1.70%	12/18/2025
Hill7(16)	101,000	101,000	3.38%	11/6/2028
Total secured debt	1,507,276	370,459
Total unsecured and secured debt	3,432,276	2,845,459
Unamortized deferred financing costs/loan discounts(17)	(32,784)	(27,549)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,399,492	$2,817,910

IN-SUBSTANCE DEFEASED DEBT(18)	$131,707	$135,030	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT (19)	$66,136	$66,136	4.50%	10/9/2028
_____________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2020, which may be different than the interest rates as of December 31, 2019 for corresponding indebtedness.
2.The rate is based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of December 31, 2020, no such election had been made.
3.The Company has a total capacity of $600.0 million under its unsecured revolving credit facility.
4.The maturity date may be extended once for an additional one-year term.
5.The interest rate on the outstanding balance of the term loan was effectively fixed at 2.96% to 3.46% per annum through the use of two interest rate swaps. Term Loan B was repaid in the third quarter 2020. Instead of terminating the interest rate swaps on the loan, the swaps were designated under a first payments approach within hedge accounting, where the Company elected to designate a cash flow (LIBOR-based interest payments) instead of a specific piece of debt. See Note 7 for details.
6.The interest rate on the outstanding balance of the term loan was effectively fixed at 2.63% to 3.13% per annum through the use of an interest rate swap. Term Loan D was repaid in the third quarter 2020. Instead of terminating the interest rate swap on the loan, the swap was designated under a first payments approach within hedge accounting, where the Company elected to designate a cash flow (LIBOR-based interest payments) instead of a specific piece of debt. See Note 7 for details.
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
9.The Company owns 51% of the ownership interest in the consolidated joint venture that owns the Hollywood Media Portfolio. On July 30, 2020, the joint venture closed a $900.0 million mortgage loan secured by the Hollywood Media Portfolio. This loan has an initial term of two years from the first payment date, with three one-year extension options, subject to certain requirements. In the third quarter 2020, the Company and Blackstone purchased bonds comprising the loan in the amounts of $107.8 million and $12.5 million, respectively. The contractual interest rate on the purchased bonds is LIBOR + 3.31%.
10.The Company repaid Term Loans B ($350.0 million) and D ($125.0 million) in the third quarter 2020 and instead of terminating the interest rate swaps on these loans, the swaps were designated under a first payments approach within hedge accounting, rather than a specific piece of debt. Therefore, the interest rate on $475.0 million of the outstanding balance has been effectively fixed through the use of interest rate swaps. As of December 31, 2020, the LIBOR component of the interest rate was fixed at 1.76% with respect to $350.0 million and 1.43% with respect to $125.0 million of the Hollywood Media Portfolio loan.
11.Interest on the full loan amount was effectively fixed at 3.71% per annum through use of an interest rate swap. See Note 7 for details. On July 31, 2020, the Company paid off the principal outstanding of $64.5 million on the Met Park North mortgage loan.
12.Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.
13.The Company has the ability to draw up to $414.6 million under the construction loan secured by the One Westside and 10850 Pico properties.
14.The Company has a total capacity of $235.0 million under the Sunset Bronson Studios/ICON/CUE revolving credit facility. This loan is secured by the Company’s Sunset Bronson Studios, ICON and CUE properties. The outstanding borrowings were paid off in the third quarter 2020.
15.On December 18, 2020 the Company acquired, through a joint venture with a subsidiary of CPPIB, the 1918 Eighth office property located in Seattle, Washington. The Company owns 55% of the ownership interest in the consolidated joint venture that owns the 1918 Eighth property. The full amount of the loan is shown. This loan has an initial interest rate of LIBOR plus 1.70% per annum and is interest-only through the five-year term.
16.The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
17.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility and Sunset Bronson Studios/ICON/CUE revolving credit facility, which are reflected in prepaid and other assets, net line item in the Consolidated Balance Sheets. See Note 2 for details.
18.The Company owns 75% of the ownership interest in the joint venture that owns the One Westside and 10850 Pico properties. The full amount of the loan is shown. Monthly debt service includes annual debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.
19.This amount relates to debt attributable to Allianz, the Company’s partner in the joint venture that owns the Ferry Building property. The maturity date may be extended twice for an additional two-year term each.

Current Year Activity

During the year ended December 31, 2020, the outstanding borrowings on the unsecured revolving credit facility decreased by $75.0 million, net of draws. The Company uses the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

On July 30, 2020, funds affiliated with Blackstone acquired a 49% interest in the Hollywood Media Portfolio. The Company retained a 51% ownership stake and remains responsible for day-to-day operations, leasing and development. In conjunction with closing this transaction, the joint venture closed a $900.0 million mortgage loan secured by the Hollywood Media Portfolio. The Company and Blackstone purchased bonds comprising the loan in the amounts of $107.8 million and $12.5 million, respectively. This loan has an initial term of two years from the first payment date, with three one-year extension options, subject to certain requirements. With an initial interest rate of LIBOR plus 2.15% per annum, the mortgage loan bears interest only payable every month during the term of the loan with principal payable at maturity. The loan is non-recourse, except as to customary non-recourse carveout guaranties from the Company and Blackstone. The combined proceeds from sale of the 49% interest in the Hollywood Media Portfolio and the Company’s share of asset-level financing were approximately $1.27 billion before closing credits, prorations and costs. The proceeds from the sale were used to pay down the outstanding borrowings on the unsecured revolving credit facility and to pay off Term Loan B, Term Loan D, Met Park North and the Revolving Sunset Bronson Studios/ICON/CUE facility.

On December 18, 2020, the Company acquired, through a joint venture with a subsidiary of CPPIB, the 1918 Eighth office property located in Seattle, Washington. The Company owns 55% of the ownership interest in the consolidated joint venture. In conjunction with closing the transaction, the joint venture closed a $314.3 million mortgage loan secured by the property. This loan has an initial interest rate of LIBOR plus 1.70% per annum and is interest-only through the five-year term.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of December 31, 2020:

For the Year Ended December 31,	Unsecured and Secured Debt	In-Substance Defeased Debt	Joint Venture Partner Debt
2021	$632	$3,494	$—
2022	817,271	128,213	—
2023	266,073	—	—
2024	—	—	—
2025	741,300	—	—
Thereafter	1,607,000	—	66,136
TOTAL	$3,432,276	$131,707	$66,136

Unsecured Debt

Term Loan Agreement and Credit Facility

On March 13, 2018, the operating partnership entered into a third amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with various financial institutions. The Amended and Restated Credit Agreement provided for (i) the increase of the operating partnership’s unsecured revolving credit facility to $600.0 million and the extension of the term to March 13, 2022 and (ii) term loans in amount and tenor equal to the term loans outstanding under the previous agreements ($300.0 million Term Loan A maturing April 1, 2020, $350.0 million Term Loan B maturing April 1, 2022, $75.0 million Term Loan C maturing November 17, 2020 and $125.0 million Term Loan D maturing November 17, 2022). The $75.0 million Term Loan C was repaid with proceeds from the Company’s 4.65% registered senior notes on February 27, 2019. The $300.0 million Term Loan A was repaid with proceeds from the Company’s 3.25% registered senior notes on October 3, 2019. During the year ended December 31, 2020, the principal outstanding on Term Loan B and D were repaid from the proceeds from the Hollywood Media Portfolio transaction.

The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	December 31, 2020	December 31, 2019
Outstanding borrowings	$—	$75,000
Remaining borrowing capacity	600,000	525,000
TOTAL BORROWING CAPACITY	$600,000	$600,000
Interest rate(1)	LIBOR + 1.05% to 1.50%
Annual facility fee rate(1)	0.15% or 0.30%
Contractual maturity date(2)	3/13/2022
_________________
1.The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of December 31, 2020, no such election had been made.
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

The following table summarizes existing covenants and their covenant levels related to our unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	38.6%
Unsecured indebtedness to unencumbered asset value	≤ 60%	36.6%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.5x
Secured indebtedness to total asset value	≤ 45%	17.8%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.5x

The following table summarizes existing covenants and their covenant levels related to our registered senior notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	40.8%
Total unencumbered assets to unsecured debt	≥ 150%	288.9%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	3.8x
Secured debt to total assets	≤ 45%	18.6%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.95% Senior Notes and 4.65% Senior Notes based on the financial results as of December 31, 2020.

The operating partnership was in compliance with its financial covenants as of December 31, 2020.

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

Interest Expense

The following table represents a reconciliation from the gross interest expense to the amount on the interest expense line item on the Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019	2018
Gross interest expense(1)	$126,447	$115,845	$92,017
Capitalized interest	(19,509)	(16,258)	(14,815)
Amortization of deferred financing costs and loan discount, net(2)	9,539	6,258	5,965
INTEREST EXPENSE	$116,477	$105,845	$83,167
_________________
1.Includes interest on the Company’s debt and hedging activities in the term loans.
2.Includes loan extinguishment costs of $2.7 million, $0.7 million and $0.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.

7. Derivatives

The Company enters into derivatives in order to hedge interest rate risk. The Company had three interest rate swaps with aggregate notional amounts of $475.0 million as of December 31, 2020 and four interest rate swaps with aggregate notional amounts of $539.5 million as of December 31, 2019. These derivatives were designated as effective cash flow hedges for accounting purposes. The derivative assets are recorded in prepaid expenses and other assets and derivative liabilities are recorded in accounts payable, accrued liabilities and other on the Consolidated Balance Sheets.

On July 29, 2020, the Company entered into an interest rate cap contract, required by the lender, with respect to the Hollywood Media Portfolio loan due August 2022. The aggregate notional amount is $900.0 million as of December 31, 2020. The interest rate cap is not designated under hedge accounting and is accounted for under mark-to-market accounting.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of December 31, 2020 and December 31, 2019:

Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Interest Rate Range(1)		Fair Value (Liabilities)/Assets
					Low	High	2020	2019
Interest rate swaps
Met Park North	1	$64,500	August 2013	August 2020	3.71%	3.71%	$—	$(195)
Hollywood Media Portfolio (formerly Term Loan B)	2	350,000	April 2015	April 2022	2.96%	3.46%	(7,112)	(1,596)
Hollywood Media Portfolio (formerly Term Loan D)	1	125,000	June 2016	November 2022	2.63%	3.13%	(2,994)	479
Interest rate cap					Strike rate
Hollywood Media Portfolio	1	$900,000	July 2020	August 2022	3.50%		$5	$—
TOTAL							$(10,101)	$(1,312)
_____________
1.The rate is based on the fixed rate from the swap and the spread based on the operating partnership’s leverage ratio.

On July 31, 2020, the Company paid off the principal outstanding of $64.5 million on the Met Park North mortgage loan. The derivative on the Met Park North mortgage loan matured on August 1, 2020.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of December 31, 2020, the Company expects $7.3 million of unrealized loss included in accumulated other comprehensive income will be reclassified as an increase to interest expense in the next 12 months.

8. U.S. Government Securities

The Company has U.S. Government securities of $135.1 million and $140.7 million as of December 31, 2020 and December 31, 2019, respectively. The One Westside and 10850 Pico properties acquisition in 2018 included the assumption of debt that was, in-substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. As of December 31, 2020, the Company incurred $5.2 million of gross unrealized gains and no gross unrealized losses related to the U.S. Government securities.

The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date as of December 31, 2020:

	Carrying Value	Fair Value
Due in 1 year	$5,764	$5,871
Due in 1 to 5 years	129,351	134,399
TOTAL	$135,115	$140,270

9. Future Minimum Base Rents and Lease Payments
The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2021 to 2040.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of December 31, 2020:

Year Ended	Non-cancellable	Subject to Early Termination Options	Total(1)
2021	$611,031	$9,822	$620,853
2022	557,761	22,448	580,209
2023	513,987	28,211	542,198
2024	453,059	20,792	473,851
2025	336,779	35,496	372,275
Thereafter	1,461,862	152,962	1,614,824
TOTAL	$3,934,479	$269,731	$4,204,210
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Future Minimum Lease Payments

The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of December 31, 2020:

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Property	Expiration Date	Notes
Page Mill Hill	11/17/2049
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

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rental expense for ground leases and a corporate office lease:

	For the Year Ended December 31,
	2020	2019	2018
Contingent rental expense	$8,944	$9,193	$10,740
Minimum rental expense	$19,964	$19,900	$15,906

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of December 31, 2020:

For the Year Ended December 31,	Ground Leases(1)
2021	$18,622
2022	18,663
2023	18,438
2024	18,392
2025	18,392
Thereafter	515,961
Total ground lease payments	608,468
Less: interest portion	(338,454)
Present value of lease liability	$270,014
_____________
1.In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of December 31, 2020.

10. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets (1)	$—	$5	$—	$5	$—	$479	$—	$479
Derivative liabilities(2)	$—	$(10,106)	$—	$(10,106)	$—	$(1,791)	$—	$(1,791)
Non-real estate investments(1)	$—	$4,088	$—	$4,088	$—	$5,545	$—	$5,545
_____________
1.Included in the prepaid expenses and other assets, net line item on the Consolidated Balance Sheets.
2.Included in the accounts payable, accrued liabilities and other line item on the Consolidated Balance Sheets.

Other Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value, using Level 1 inputs, because of the short-term nature of these instruments. Fair

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
values for investment in U.S. Government securities are estimates based on Level 1 inputs. Fair values for debt are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs.

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
U.S. Government securities	$135,115	$140,270	$140,749	$144,589
Liabilities
Unsecured debt(1)	$1,925,000	$2,072,833	$2,475,000	$2,540,606
Secured debt(1)	$1,507,276	$1,503,960	$370,459	$366,476
In-substance defeased debt	$131,707	$131,633	$135,030	$134,936
Joint venture partner debt	$66,136	$68,346	$66,136	$68,557
_____________
1.Amounts represent debt excluding net deferred financing costs.
11. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of December 31, 2020, 2.7 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units, unvested RSUs, awards under our one-time retention performance-based awards and awards under our outstanding outperformance programs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $24.02.

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

During the year ended December 31, 2020, certain non-employee Board members elected to receive operating partnership performance units in lieu of their annual cash retainer fees. These awards were issued in the fourth quarter and were fully-vested upon their issuance.

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

During the year ended December 31, 2020, certain employees elected to receive operating partnership performance units in lieu of their annual cash bonus. These awards were issued in the fourth quarter and were fully-vested upon their issuance.

The compensation committee of our Board (the “Compensation Committee”) adopted a Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under the 2010 Plan through 2019. With respect to OPP Plan awards granted through 2016, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 50% of the earned award will vest in equal annual installments over the two years thereafter, subject to the participant’s continued employment. OPP Plan awards are settled in common stock and, in the case of certain executives, in operating partnership performance units. Commencing with the 2017 OPP Plan, the two-year post performance vesting period was replaced with a two-year mandatory holding period upon vesting.

Beginning in 2020, the Compensation Committee adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”) under the 2010 Plan. Effective January 1, 2020, the Compensation Committee awarded to certain employees performance units (“2020 PSU Plan”). The 2020 PSU Plan awards are settled in common stock and, in the case of certain executives, in operating partnership performance units. The 2020 PSU Plan grant consists of two portions. A portion of each performance unit award, the Relative TSR Performance Unit, is eligible to vest based on the achievement of the Company’s

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
total shareholder return (“TSR”) compared to the TSR of the SNL U.S. REIT Office Index over a three-year performance period beginning January 1, 2020 and ending December 31, 2022, with the vesting percentage subject to certain percentage targets. The remaining portion of each Performance Unit award, the Operational Performance Unit, became eligible to vest based on the achievement of operational performance metrics over a one-year performance period beginning January 1, 2020 and ending December 31, 2020 and will vest over three years. The number of Operational Performance Units that became eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of absolute TSR goals over the three-year performance period commencing January 1, 2020 and ending December 31, 2022, by applying the applicable vesting percentages. The awards granted under the 2020 PSU Plan are subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

Time-Based Awards

The stock-based compensation is valued based on the quoted closing price of the Company’s common stock on the applicable grant date and discounted for the hold restriction in accordance with ASC 718. The stock-based compensation is amortized through the final vesting period on a straight-line basis. Forfeitures of awards are recognized as they occur.

Performance-Based Awards

PSU Plan

The following table outlines key components of the 2020 PSU Plan:

	2020 PSU Plan
	Operational Performance Unit	Relative TSR Performance Unit
Maximum bonus pool, in millions	$14.9	$14.9
Performance period	1/1/2020 to 12/31/2020	1/1/2020 to 12/31/2022

The stock-based compensation cost of the 2020 PSU Plan was valued in accordance with ASC 718 utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur.

The per unit fair value of the 2020 PSU awards granted was estimated on the date of grant using the following assumptions in the Monte Carlo simulation:

2020
Expected price volatility for the Company	17.00%
Expected price volatility for the particular REIT index	14.00%
Risk-free rate	1.66%
Dividend yield	2.80%

OPP Plan

An award under the OPP Plan is ultimately earned to the extent the Company outperforms a predetermined TSR goal and/or achieves goals with respect to the outperformance of its peers in a particular REIT index. The ultimate aggregate award cannot exceed the predetermined maximum bonus pool. The following table outlines key components of the 2019 and 2018 OPP Plans:

	2019 OPP Plan	2018 OPP Plan
Maximum bonus pool, in millions	$28.0	$25.0
Performance period	1/1/2019 to 12/31/2021	1/1/2018 to 12/31/2020

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The stock-based compensation costs of the OPP Plans were valued in accordance with ASC 718 utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur.

The per unit fair value of OPP awards granted was estimated on the date of grant using the following assumptions in the Monte Carlo simulation:

	2019	2018
Expected price volatility for the Company	22.00%	20.00%
Expected price volatility for the particular REIT index	18.00%	18.00%
Risk-free rate	2.57%	2.37%
Dividend yield	3.00%	2.90%

One-Time Retention Awards

At the end of each year in the four-year performance period and over the four-year performance period, the ultimate award is earned if the Company outperforms a predetermined TSR goal and/or achieves goals with respect to its outperformance of its peers in a particular REIT index.

The stock-based compensation costs were valued in accordance with ASC 718, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur. These awards were fully-vested as of December 31, 2019.

The per unit fair value of one-time retention awards granted was estimated on the date of grant using the following assumptions in the Monte Carlo simulation:

Assumptions
Expected price volatility for the Company	23.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	1.63%
Dividend yield	3.20%

Summary of Unvested Share Activity

The following table summarizes the activity and status of all unvested stock awards:

	2020		2019		2018
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1	459,784	$33.67	703,796	$32.93	1,087,186	$33.64
Granted	404,779	24.70	247,521	35.50	190,557	29.53
Vested	(420,970)	31.61	(470,019)	32.88	(571,481)	32.74
Canceled	(948)	29.91	(21,514)	34.16	(2,466)	33.38
Unvested at December 31	442,645	$27.44	459,784	$33.67	703,796	$32.93

The following table summarizes the activity and status of all unvested time-based restricted operating partnership performance units:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

	2020		2019		2018
	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1	608,679	$32.70	318,549	$28.41	—	$—
Granted	571,978	23.49	481,215	35.74	318,549	28.41
Vested	(409,225)	30.42	(191,085)	30.37	—	—
Canceled	—	—	—	—	—	—
Unvested at December 31	771,432	$27.08	608,679	$32.70	318,549	$28.41

Share-based Compensation Recorded

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	For the Year Ended December 31,
	2020	2019	2018
Expensed stock compensation(1)	$22,723	$19,481	$17,028
Capitalized stock compensation(2)	3,306	951	1,097
Total stock compensation(3)	$26,029	$20,432	$18,125
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts for the years ended December 31, 2020 and 2019 are recorded in investment in real estate, at cost on the Consolidated Balance Sheets. Amounts for the year ended December 31, 2018 are recorded in deferred leasing costs and lease intangible assets, net and investment in real estate, at cost on the Consolidated Balance Sheet.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

As of December 31, 2020, total unrecognized compensation cost related to unvested share-based payments was $44.8 million. It is expected to be recognized over a weighted-average period of two years.

12. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share by dividing the net income or loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The Company calculates diluted earnings per share by dividing the diluted net income or loss available to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income available to common stockholders:

	For the Year Ended December 31,
	2020	2019	2018
Numerator:
Basic net income available to common stockholders	$383	$42,725	$98,090
Effect of dilutive instruments	—	331	—
Diluted net income available to common stockholders	$383	$43,056	$98,090
Denominator:
Basic weighted average common shares outstanding	153,126,027	154,404,427	155,445,247
Effect of dilutive instruments(1)	42,998	2,197,981	251,239
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	153,169,025	156,602,408	155,696,486
Basic earnings per common share	$0.00	$0.28	$0.63
Diluted earnings per common share	$0.00	$0.28	$0.63
_____________
1.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

    Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit by dividing the net income or loss available to common unitholders for the period by the weighted average number of common units outstanding during the period. The Company calculates diluted earnings per unit by dividing the diluted net income or loss available to common unitholders for the period by the weighted average number of common units and dilutive instruments outstanding during the period using the treasury stock method or the if-converted method, whichever is more dilutive. Unvested time-based restricted unit awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit for net income available to common unitholders:

	For the Year Ended December 31,
	2020	2019	2018
Numerator:
Basic and diluted net income available to common unitholders	$393	$42,954	$98,448
Denominator:
Basic weighted average common units outstanding	154,040,775	155,094,997	156,014,292
Effect of dilutive instruments(1)	42,998	1,017,605	251,239
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	154,083,773	156,112,602	156,265,531
Basic earnings per common unit	$0.00	$0.28	$0.63
Diluted earnings per common unit	$0.00	$0.28	$0.63
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

13. Redeemable Non-Controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of December 31, 2020 and 2019, there were 392,598 series A preferred units of partnership interest in the operating partnership, or series A preferred units, which are not owned by the Company. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit. The units are convertible at

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
the option of the holder into common units or redeemable into cash or, at the Company’s election, exchangeable for registered shares of common stock.

Redeemable Non-controlling Interest in Consolidated Real Estate Entities

On March 1, 2018, the Company entered into a joint venture agreement with Macerich to form the HPP-MAC JV. On August 31, 2018, Macerich contributed Westside Pavilion to the HPP-MAC JV. The Company has a 75% interest in the joint venture that owns the One Westside and 10850 Pico properties. The Company has a put right, after a specified time, to sell its interest at fair market value. Macerich has a put right, after a specified time, to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. The put right is not currently redeemable.

On October 9, 2018, the Company entered into a joint venture with Allianz to purchase the Ferry Building property. The Company has a 55% interest in the joint venture that owns the Ferry Building property. The Company has a put right, if certain events occur, to sell its interest at fair market value. Allianz has a put right, if certain events occur, to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. The put right is not currently redeemable.

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Series A Redeemable Preferred Units	Consolidated Entities
Balance at December 31, 2019	$9,815	$125,260
Contributions	—	7,201
Distributions	—	(16)
Declared dividend	(612)	—
Net income (loss)	612	(4,571)
BALANCE AT DECEMBER 31, 2020	$9,815	$127,874

14. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive (loss) income (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Equity
Balance at January 1, 2018	$13,227	$—	$13,227
Unrealized gain recognized in OCI	7,331	—	7,331
Reclassification from OCI into income	(3,287)	—	(3,287)
Net change in OCI	4,044	—	4,044
Cumulative adjustment related to adoption of ASU 2017-12	230	—	230
Balance at December 31, 2018	17,501	—	17,501
Unrealized (loss) gain recognized in OCI	(14,438)	1,830	(12,608)
Reclassification from OCI into income	(5,454)	—	(5,454)
Net change in OCI	(19,892)	1,830	(18,062)
Balance at December 31, 2019	(2,391)	1,830	(561)
Unrealized (loss) gain recognized in OCI	(14,407)	1,415	(12,992)
Reclassification from OCI into income	5,420	—	5,420
Net change in OCI	(8,987)	1,415	(7,572)
Balance at December 31, 2020	$(11,378)	$3,245	$(8,133)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below presents the activity related to Hudson Pacific Properties, LP’s accumulated OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Equity
Balance at January 1, 2018	$13,276	$—	$13,276
Unrealized gain recognized in OCI	7,358	—	7,358
Reclassification from OCI into income	(3,300)	—	(3,300)
Net change in OCI	4,058	—	4,058
Cumulative adjustment related to adoption of ASU 2017-12	231	—	231
Balance at December 31, 2018	17,565	—	17,565
Unrealized (loss) gain recognized in OCI	(14,533)	1,845	(12,688)
Reclassification from OCI into income	(5,490)	—	(5,490)
Net change in OCI	(20,023)	1,845	(18,178)
Balance at December 31, 2019	(2,458)	1,845	(613)
Unrealized (loss) income recognized in OCI	(14,471)	1,394	(13,077)
Reclassification from OCI into income	5,444	—	5,444
Net change in OCI	(9,027)	1,394	(7,633)
Balance at December 31, 2020	$(11,485)	$3,239	$(8,246)

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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units as of:

	December 31, 2020	December 31, 2019	December 31, 2018
Company-owned common units in the operating partnership	151,401,365	154,691,052	154,371,538
Company’s ownership interest percentage	99.1%	99.4%	99.6%
Non-controlling common units in the operating partnership(1)	1,321,083	911,858	569,045
Non-controlling ownership interest percentage	0.9%	0.6%	0.4%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of December 31, 2020, this amount represents both common units and performance units of 550,969 and 770,114, respectively. As of December 31, 2019, this amount represents both common units and performance units of 550,969 and 360,889, respectively. As of December 31, 2018, this amount represents common units of 569,045.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

During the years ended December 31, 2020 and 2019, 409,225 and 360,889 performance units, respectively, were granted and vested related to various performance-based awards to our employees and directors. No performance units were granted during the year ended December 31, 2018.

During the year ended December 31, 2019, 18,076 common units of the operating partnership were redeemed at the request of common unitholders. The Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the redemption. The Company funded the redemption using the proceeds from a registered underwritten public offering of common stock. No common unit redemptions were completed during the years ended December 31, 2020 and 2018.

Common Stock Activity

The Company has not completed any common stock offerings during the years ended December 31, 2020, 2019 and 2018.
The Company’s ATM program permits sales of up to $125.0 million of common stock. A cumulative total of $20.1 million has been sold as of December 31, 2020. The Company did not utilize the ATM program during the years ended December 31, 2020, 2019 and 2018.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million of its common stock under the share repurchase program. During the year ended December 31, 2020, the Company repurchased 3.5 million shares at a weighted average price of $23.00 per share for $80.1 million, before transaction costs. No shares were repurchased during the year ended December 31, 2019. During the year ended December 31, 2018, the Company repurchased 1.6 million shares at a weighted average price of $30.48 per share for $50.0 million, before transaction costs. Since the commencement of the program through December 31, 2020, a cumulative total of $130.1 million had been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Dividends

The Board declared dividends on a quarterly basis and the Company paid the dividends during the quarters in which the dividends were declared. The following table summarizes dividends declared and paid for the periods presented:

	For the Year Ended December 31,
	2020	2019	2018
Common stock(1)	$1.00	$1.00	$1.00
Common units (1)	$1.00	$1.00	$1.00
Series A preferred units (1)	$1.5625	$1.5625	$1.5625
_________________
1.The fourth quarter 2020 dividends were paid on December 31, 2020 to shareholders and unitholders of record on December 21, 2020.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The Company’s dividends related to its common stock will be classified for U.S. federal income tax purposes as follows (unaudited):

			Ordinary Dividends			Capital Gains
Record Date	Payment Date	Distribution Per Share	Total	Non-Qualified	Qualified	Total	Long Term	Unrecaptured Section 1250	Nondividend Distributions
3/20/2020	3/30/2020	$0.25000	$0.00000	$0.00000	$0.00000	$0.25000	$0.20325	$0.04675	$0.00000
6/19/2020	6/29/2020	0.25000	0.00000	0.00000	0.00000	0.25000	0.20325	0.04675	0.00000
9/18/2020	9/28/2020	0.25000	0.00000	0.00000	0.00000	0.25000	0.20325	0.04675	0.00000
12/21/2020	12/31/2020	0.25000	0.00000	0.00000	0.00000	0.25000	0.20325	0.04675	0.00000
	TOTALS	$1.00000	$0.00000	$0.00000	$0.00000	$1.00000	$0.81300	$0.18700	$0.00000
		100.00%	0.00%			100.00%			0.00%

15. Segment Reporting

The Company’s reporting segments are based on the Company’s method of internal reporting, which classifies its operations into two reporting segments: (i) office properties and (ii) studio properties. The Company evaluates performance based upon net operating income of the combined properties in each segment. General and administrative expenses and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level. Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources; therefore, depreciation and amortization expense is not allocated among segments.

The table below presents the operating activity of our reportable segments:

	Year Ended December 31,
	2020	2019	2018
Office segment
Total office revenues	$735,919	$733,735	$652,517
Office expenses	(262,199)	(256,209)	(226,820)
Office segment profit	473,720	477,526	425,697
Studio segment
Total studio revenues	69,046	84,447	75,901
Studio expenses	(37,580)	(45,313)	(40,890)
Studio segment profit	31,466	39,134	35,011
TOTAL SEGMENT PROFIT	$505,186	$516,660	$460,708

Total segment revenues	$804,965	$818,182	$728,418
Total segment expenses	(299,779)	(301,522)	(267,710)
TOTAL SEGMENT PROFIT	$505,186	$516,660	$460,708

The table below is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

		Year Ended December 31,
		2020	2019	2018
Total profit from all segments		$505,186	$516,660	$460,708
General and administrative		(77,882)	(71,947)	(61,027)
Depreciation and amortization		(299,682)	(282,088)	(251,003)
Income (loss) from unconsolidated real estate entities		736	(747)	—
Fee income		2,815	1,459	—
Interest expense		(116,477)	(105,845)	(83,167)
Interest income		4,089	4,044	1,718
Transaction-related expenses		(440)	(667)	(535)
Unrealized (loss) gain on non-real estate investments		(2,463)	—	928
Gains on sale of real estate		—	47,100	43,337
Impairment loss		—	(52,201)	—
Other income		548	78	822
NET INCOME	i	$16,430	$55,846	$111,781

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

17. Commitments and Contingencies

On October 5, 2018, the Company entered into an agreement to invest in a real estate technology venture capital fund. The Company is committed to funding up to $20.0 million. As of December 31, 2020, the Company has contributed $4.2 million, net of distributions, to this fund with $15.8 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2020, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of December 31, 2020, the Company has outstanding letters of credit totaling approximately $3.4 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
18. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Year Ended December 31,
	2020	2019	2018
Cash paid for interest, net of capitalized interest	$103,099	$99,961	$78,495
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(136,959)	$(8,759)	$(13,431)
Assumption of debt in connection with property acquisitions	$—	$—	$139,003
Redeemable non-controlling interest in consolidated real estate entities	$—	$—	$12,749

Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Year Ended December 31,
	2020	2019	2018
Cash paid for interest, net of capitalized interest	$103,099	$99,961	$78,495
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(136,959)	$(8,759)	$(13,431)
Assumption of debt in connection with property acquisitions	$—	$—	$139,003
Redeemable non-controlling interest in consolidated real estate entities	$—	$—	$12,749

19. Subsequent Events

2021 Performance Unit Grants

On January 25, 2021, the Compensation Committee approved the grant of performance units (“2021 PSU Plan”) under the PSU Plan to certain employees of the Company. The 2021 PSU Plan awards were granted effective January 1, 2021. The 2021 PSU Plan is substantially similar to the 2020 PSU Plan. For additional information on the grant, refer to the Form 8-K filed with SEC on January 25, 2021. For additional information on awards granted under the 2010 Plan, refer to Note 11.

Share Repurchase Program

In January 2021, the Company repurchased 0.6 million common shares at a weighted average price of $23.32 per share for $14.7 million, before transaction costs. Since commencement of the program through the date of this filing, a cumulative total of $144.9 million had been repurchased.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(1)		Year Acquired
Office
875 Howard, San Francisco Bay Area, CA		$18,058	$41,046	$26,779	$18,058	$67,825	$85,883	$(21,356)	Various	2007
6040 Sunset, Los Angeles, CA(2)	$900,000	6,599	27,187	30,469	6,599	57,656	64,255	(18,786)	2008	2008
ICON, Los Angeles, CA(2)	—	—	—	163,252	—	163,252	163,252	(21,674)	2017	2008
CUE, Los Angeles, CA(2)	—	—	—	49,239	—	49,239	49,239	(4,763)	2017	2008
EPIC, Los Angeles, CA(2)	—	10,606	—	214,445	10,606	214,445	225,051	(9,566)	2019	2008
Del Amo, Los Angeles, CA	—	—	18,000	2,814	—	20,814	20,814	(4,710)	1986	2010
1455 Market, San Francisco Bay Area, CA	—	41,226	34,990	100,475	41,226	135,465	176,691	(50,953)	1976	2010
Rincon Center, San Francisco Bay Area, CA	—	58,251	110,656	60,052	58,251	170,708	228,959	(41,394)	1940/1989	2010
10950 Washington, Los Angeles, CA	25,717	17,979	25,110	1,238	17,979	26,348	44,327	(6,747)	1957/1974	2010
604 Arizona, Los Angeles, CA	—	5,620	14,745	4,453	5,620	19,198	24,818	(4,966)	1950/2005	2011
275 Brannan, San Francisco Bay Area, CA	—	4,187	8,063	13,763	4,187	21,826	26,013	(7,729)	1905	2011
625 Second, San Francisco Bay Area, CA	—	10,744	42,650	6,265	10,744	48,915	59,659	(11,233)	1906/1999	2011
6922 Hollywood, Los Angeles, CA	—	16,608	72,392	25,837	16,608	98,229	114,837	(21,507)	1967	2011
10900 Washington, Los Angeles, CA	—	1,400	1,200	141	1,400	1,341	2,741	(354)	1973	2012
901 Market, San Francisco Bay Area, CA	—	17,882	79,305	17,282	17,882	96,587	114,469	(24,031)	1912/1985	2012
Element LA, Los Angeles, CA	168,000	79,769	19,755	95,989	79,769	115,744	195,513	(21,470)	1949	2012, 2013
3401 Exposition, Los Angeles, CA	—	14,120	11,319	12,131	14,120	23,450	37,570	(5,723)	1961	2013
505 First, Greater Seattle, WA	—	22,917	133,034	4,799	22,917	137,833	160,750	(30,771)	Various	2013
83 King, Greater Seattle, WA	—	12,982	51,403	13,589	12,982	64,992	77,974	(14,398)	Various	2013
Met Park North, Greater Seattle, WA	—	28,996	71,768	1,511	28,996	73,279	102,275	(17,096)	2000	2013
Northview Center, Greater Seattle, WA	—	4,803	41,191	3,405	4,803	44,596	49,399	(8,906)	1991	2013
411 First, Greater Seattle, WA	—	27,684	29,824	20,193	27,684	50,017	77,701	(11,402)	Various	2014
450 Alaskan, Greater Seattle, WA	—	—	—	86,704	—	86,704	86,704	(8,520)	Various	2014
95 Jackson, Greater Seattle, WA	—	—	—	16,768	—	16,768	16,768	(4,602)	Various	2014
Palo Alto Square, San Francisco Bay Area, CA	—	—	326,033	40,227	—	366,260	366,260	(73,883)	1971	2015
3400 Hillview, San Francisco Bay Area, CA	—	—	159,641	2,648	—	162,289	162,289	(42,031)	1991	2015
Foothill Research Center, San Francisco Bay Area, CA	—	—	133,994	16,625	—	150,619	150,619	(36,207)	1991	2015
Page Mill Center, San Francisco Bay Area, CA	—	—	147,625	10,026	—	157,651	157,651	(34,679)	1970/2016	2015
Clocktower Square, San Francisco Bay Area, CA	—	—	93,949	8,995	—	102,944	102,944	(15,358)	1983	2015
3176 Porter, San Francisco Bay Area, CA	—	—	34,561	873	—	35,434	35,434	(8,247)	1991	2015

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(1)		Year Acquired
Towers at Shore Center, San Francisco Bay Area, CA	—	72,673	144,188	22,198	72,673	166,386	239,059	(30,875)	2001	2015
Skyway Landing, San Francisco Bay Area, CA	—	37,959	63,559	3,975	37,959	67,534	105,493	(12,686)	2001	2015
Shorebreeze, San Francisco Bay Area, CA	—	69,448	59,806	17,450	69,448	77,256	146,704	(15,760)	1985/1989	2015
555 Twin Dolphin, San Francisco Bay Area, CA	—	40,614	73,457	11,352	40,614	84,809	125,423	(13,719)	1989	2015
333 Twin Dolphin, San Francisco Bay Area, CA	—	36,441	64,892	20,489	36,441	85,381	121,822	(17,556)	1985	2015
Metro Center, San Francisco Bay Area, CA	—	—	313,683	64,501	—	378,184	378,184	(70,078)	Various	2015
Concourse, San Francisco Bay Area, CA	—	45,085	224,271	41,296	45,085	265,567	310,652	(45,998)	Various	2015
Gateway, San Francisco Bay Area, CA	—	33,117	121,217	51,219	33,117	172,436	205,553	(37,351)	Various	2015
Metro Plaza, San Francisco Bay Area, CA	—	16,038	106,156	34,282	16,038	140,438	156,476	(26,115)	1986	2015
1740 Technology, San Francisco Bay Area, CA	—	8,052	49,486	4,337	8,052	53,823	61,875	(9,913)	1985	2015
Skyport Plaza, San Francisco Bay Area, CA	—	29,033	153,844	4,139	29,033	157,983	187,016	(23,696)	2000/2001	2015
Techmart, San Francisco Bay Area, CA	—	—	66,660	16,844	—	83,504	83,504	(15,916)	1986	2015
Fourth & Traction, Los Angeles, CA	—	12,140	37,110	69,497	12,140	106,607	118,747	(11,739)	Various	2015
Maxwell, Los Angeles, CA	—	13,040	26,960	57,606	13,040	84,566	97,606	(6,772)	Various	2015
11601 Wilshire, Los Angeles, CA	—	28,978	321,273	59,914	28,978	381,187	410,165	(49,681)	1983	2016, 2017
Hill7, Greater Seattle, WA	101,000	36,888	137,079	19,327	36,888	156,406	193,294	(22,391)	2015	2016
Page Mill Hill, San Francisco Bay Area, CA	—	—	131,402	9,643	—	141,045	141,045	(19,550)	1975	2016
Harlow, Los Angeles, CA(3)	—	7,455	—	56,813	7,455	56,813	64,268	—	N/A	2017
One Westside, Los Angeles, CA(4)(5)	106,073	110,438	35,011	185,018	110,438	220,029	330,467	—	1985	2018
10850 Pico, Los Angeles, CA(4)(5)	—	34,682	16,313	(1,566)	34,682	14,747	49,429	(1,308)	1985	2018
Ferry Building, San Francisco Bay Area, CA(6)	—	—	268,292	22,555	—	290,847	290,847	(19,346)	1898/2003	2018
1918 Eighth, Greater Seattle, WA	314,300	38,476	545,773	14,235	38,476	560,008	598,484	(620)	2009	2020
Studio
Sunset Gower Studios, Los Angeles, CA(2)	—	79,320	64,697	60,320	79,320	125,017	204,337	(33,969)	Various	2007, 2011, 2012
Sunset Bronson Studios, Los Angeles, CA(2)	—	67,092	32,374	41,084	67,092	73,458	140,550	(20,415)	Various	2008
Sunset Las Palmas Studios, Los Angeles, CA(2)	—	134,488	104,392	34,278	134,488	138,670	273,158	(14,232)	Various	2017, 2018
TOTAL	$1,615,090	$1,351,888	$4,891,336	$1,971,793	$1,351,888	$6,863,129	$8,215,017	$(1,102,748)
_____________
1.The Company computes depreciation using the straight-line method over the estimated useful lives over the shorter of the ground lease term or 39 years for building and improvements, 15 years for land improvements and over the shorter of asset life or life of the lease for tenant improvements.
2.These properties are encumbered by a $900.0 million mortgage loan. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements-Debt” for additional information on secured debt.
3.This asset is currently under development.
4.These properties are encumbered by a $106.1 million construction loan with borrowing capacity of up to $414.6 million. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements-Debt” for additional information on secured debt.
5.These properties are encumbered by a $131.7 million debt secured by U.S. Government securities. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements-Debt” for additional information on in-substance defeased debt.

6.This property is encumbered by a $66.1 million debt due to our joint venture partner. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements-Debt” for additional information on joint venture partner debt.

The aggregate gross cost of property included above for federal income tax purposes approximated $8.0 billion, unaudited as of December 31, 2020.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2018 to December 31, 2020:

	Year Ended December 31,
	2020	2019	2018
Total investment in real estate, beginning of year	$7,269,128	$7,059,537	$6,644,249
Additions during period:
Acquisitions	584,250	—	505,257
Improvements, capitalized costs	415,602	395,390	364,721
Total additions during period	999,852	395,390	869,978
Deductions during period
Disposal (fully depreciated assets and early terminations)	(53,963)	(27,957)	(27,821)
Impairment loss	—	(52,201)	—
Cost of property sold	—	(105,641)	(426,869)
Total deductions during period	(53,963)	(185,799)	(454,690)

Ending balance, before reclassification to assets associated with real estate held for sale	8,215,017	7,269,128	7,059,537
Reclassification to assets associated with real estate held for sale	—	—	—
TOTAL INVESTMENT IN REAL ESTATE, END OF YEAR	$8,215,017	$7,269,128	$7,059,537

Total accumulated depreciation, beginning of year	$(898,279)	$(695,631)	$(549,411)
Additions during period:
Depreciation of real estate	(258,732)	(235,097)	(203,347)
Total additions during period	(258,732)	(235,097)	(203,347)
Deductions during period:
Deletions	54,263	26,533	27,410
Write-offs due to sale	—	5,916	29,717
Total deductions during period	54,263	32,449	57,127

Ending balance, before reclassification to assets associated with real estate held for sale	(1,102,748)	(898,279)	(695,631)
Reclassification to assets associated with real estate held for sale	—	—	—
TOTAL ACCUMULATED DEPRECIATION, END OF YEAR	$(1,102,748)	$(898,279)	$(695,631)