Form 10-Q
period 2021-03-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2021-05-07
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at May 1, 2021 was 150,951,455.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2021, Hudson Pacific Properties, Inc. owned approximately 98.7% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.3% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Investment in real estate, at cost	$8,303,478	$8,215,017
Accumulated depreciation and amortization	(1,162,452)	(1,102,748)
Investment in real estate, net	7,141,026	7,112,269
Cash and cash equivalents	134,278	113,686
Restricted cash	35,055	35,854
Accounts receivable, net	19,634	22,105
Straight-line rent receivables, net	232,817	225,685
Deferred leasing costs and lease intangible assets, net	280,679	285,836
U.S. Government securities	133,790	135,115
Operating lease right-of-use asset	263,691	264,880
Prepaid expenses and other assets, net	78,948	72,667
Investment in unconsolidated real estate entities	83,917	82,105
TOTAL ASSETS	$8,403,835	$8,350,202

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,454,815	$3,399,492
In-substance defeased debt	130,828	131,707
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	271,426	235,860
Operating lease liability	269,191	270,014
Lease intangible liabilities, net	46,190	49,144
Security deposits and prepaid rent	90,533	92,180
Total liabilities	4,329,119	4,244,533

Commitments and contingencies (note 20)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	128,661	127,874

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 authorized, 150,760,631 shares and 151,401,365 shares outstanding at March 31, 2021 and December 31, 2020, respectively	1,508	1,514
Additional paid-in capital	3,423,699	3,469,758
Accumulated other comprehensive loss	(5,327)	(8,133)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,419,880	3,463,139
Non-controlling interest—members in consolidated real estate entities	476,573	467,009
Non-controlling interest—units in the operating partnership	39,787	37,832
Total equity	3,936,240	3,967,980
TOTAL LIABILITIES AND EQUITY	$8,403,835	$8,350,202

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
REVENUES
Office
Rental	$189,861	$181,113
Service and other revenues	2,282	5,314
Total office revenues	192,143	186,427
Studio
Rental	12,153	12,915
Service and other revenues	8,823	6,885
Total studio revenues	20,976	19,800
Total revenues	213,119	206,227
OPERATING EXPENSES
Office operating expenses	66,562	63,860
Studio operating expenses	11,453	10,650
General and administrative	18,449	18,618
Depreciation and amortization	82,761	73,763
Total operating expenses	179,225	166,891
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate entities	635	(236)
Fee income	848	610
Interest expense	(30,286)	(26,417)
Interest income	997	1,025
Transaction-related expenses	—	(102)
Unrealized gain (loss) on non-real estate investments	5,775	(581)
Other (expense) income	(452)	314
Total other expense	(22,483)	(25,387)
Net income	11,411	13,949
Net income attributable to preferred units	(153)	(153)
Net income attributable to participating securities	(278)	(29)
Net income attributable to non-controlling interest in consolidated real estate entities	(6,630)	(3,517)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	682	633
Net income attributable to non-controlling interest in the operating partnership	(50)	(106)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,982	$10,777

BASIC AND DILUTED PER SHARE AMOUNTS
Net income attributable to common stockholders—basic	$0.03	$0.07
Net income attributable to common stockholders—diluted	$0.03	$0.07
Weighted average shares of common stock outstanding—basic	150,823,605	154,432,602
Weighted average shares of common stock outstanding—diluted	151,141,079	158,109,912

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$11,411	$13,949
Currency translation adjustments	1,009	(4,999)
Net unrealized gains (losses) on derivative instruments:
Unrealized gains (losses)	24	(12,278)
Reclassification adjustment for realized gains (losses)	1,811	(137)
Total net unrealized gains (losses) on derivative instruments	1,835	(12,415)
Total other comprehensive income (loss)	2,844	(17,414)
Comprehensive income (loss)	14,255	(3,465)
Comprehensive income attributable to preferred units	(153)	(153)
Comprehensive income attributable to participating securities	(278)	(29)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(6,630)	(3,517)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	682	633
Comprehensive (income) loss attributable to non-controlling interest in the operating partnership	(88)	65
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,788	$(6,466)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling Interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2020	151,401,365	$1,514	$3,469,758	$—	$(8,133)	$37,832	$467,009	$3,967,980
Contributions	—	—	—	—	—	—	15,016	15,016
Distributions	—	—	—	—	—	—	(12,082)	(12,082)
Issuance of unrestricted stock	20,000	—	—	—	—	—	—	—
Shares repurchased	(632,109)	(6)	(14,750)	—	—	—	—	(14,756)
Shares withheld to satisfy tax withholding obligations	(28,625)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	(32,598)	(5,260)	—	(568)	—	(38,426)
Amortization of stock-based compensation	—	—	1,982	—	—	2,435	—	4,417
Net income	—	—	—	5,260	—	50	6,630	11,940
Other comprehensive income	—	—	—	—	2,806	38	—	2,844
Balance, March 31, 2021	150,760,631	$1,508	$3,423,699	$—	$(5,327)	$39,787	$476,573	$3,936,240

Balance, December 31, 2019	154,691,052	$1,546	$3,415,808	$—	$(561)	$23,082	$269,487	$3,709,362
Distributions	—	—	—	—	—	—	(2,768)	(2,768)
Issuance of unrestricted stock	155,577	2	(2)	—	—	—	—	—
Shares repurchased	(1,414,007)	(14)	(35,337)	—	—	—	—	(35,351)
Shares withheld to satisfy tax withholding obligations	(136,717)	(1)	(5,500)	—	—	—	—	(5,501)
Declared dividend	—	—	(27,627)	(10,806)	—	(450)	—	(38,883)
Amortization of stock-based compensation	—	—	2,364	—	—	3,516	—	5,880
Net income	—	—	—	10,806	—	106	3,517	14,429
Other comprehensive loss	—	—	—	—	(17,243)	(171)	—	(17,414)
Balance, March 31, 2020	153,295,905	$1,533	$3,349,706	$—	$(17,804)	$26,083	$270,236	$3,629,754

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,411	$13,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,761	73,763
Non-cash portion of interest expense	2,417	1,245
Amortization of stock-based compensation	3,538	4,895
(Income) loss from unconsolidated real estate entities	(635)	236
Unrealized (gain) loss on non-real estate investments	(5,775)	581
Straight-line rents	(7,132)	(13,709)
Straight-line rent expenses	366	365
Amortization of above- and below-market leases, net	(2,518)	(2,544)
Amortization of above- and below-market ground leases, net	588	588
Amortization of lease incentive costs	475	472
Distribution of income from unconsolidated entities	172	—
Change in operating assets and liabilities:
Accounts receivable	2,381	67
Deferred leasing costs and lease intangibles	(6,099)	(4,139)
Prepaid expenses and other assets	962	(1,054)
Accounts payable, accrued liabilities and other	33,430	28,162
Security deposits and prepaid rent	(1,647)	(12,779)
Net cash provided by operating activities	114,695	90,098
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(95,884)	(79,058)
Maturities of U.S. Government securities	1,324	1,284
Contributions to non-real estate investments	(2,215)	—
Distributions from unconsolidated real estate entities	—	24
Contributions to unconsolidated real estate entities	(439)	(351)
Net cash used in investing activities	(97,214)	(78,101)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	52,975	415,040
Payments of unsecured and secured debt	(159)	(148)
Payments of in-substance defeased debt	(879)	(825)
Repurchase of common stock	(14,756)	(35,351)
Dividends paid to common stock and unitholders	(38,426)	(38,883)
Dividends paid to preferred unitholders	(153)	(153)
Contributions from redeemable non-controlling members in consolidated real estate entities	1,469	2,456
Contributions from non-controlling members in consolidated real estate entities	15,016	—
Distributions to non-controlling members in consolidated real estate entities	(12,082)	(2,768)
Payments to satisfy tax withholding obligations	(693)	(5,501)
Payment of loan costs	—	(4)
Net cash provided by financing activities	2,312	333,863
Net increase in cash and cash equivalents and restricted cash	19,793	345,860
Cash and cash equivalents and restricted cash—beginning of period	149,540	58,258
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$169,333	$404,118

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.     FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Investment in real estate, at cost	$8,303,478	$8,215,017
Accumulated depreciation and amortization	(1,162,452)	(1,102,748)
Investment in real estate, net	7,141,026	7,112,269
Cash and cash equivalents	134,278	113,686
Restricted cash	35,055	35,854
Accounts receivable, net	19,634	22,105
Straight-line rent receivables, net	232,817	225,685
Deferred leasing costs and lease intangible assets, net	280,679	285,836
U.S. Government securities	133,790	135,115
Operating lease right-of-use asset	263,691	264,880
Prepaid expenses and other assets, net	78,948	72,667
Investment in unconsolidated real estate entities	83,917	82,105
TOTAL ASSETS	$8,403,835	$8,350,202

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,454,815	$3,399,492
In-substance defeased debt	130,828	131,707
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	271,426	235,860
Operating lease liability	269,191	270,014
Lease intangible liabilities, net	46,190	49,144
Security deposits and prepaid rent	90,533	92,180
Total liabilities	4,329,119	4,244,533

Commitments and contingencies (note 20)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	128,661	127,874

Capital
Hudson Pacific Properties, L.P. partners’ capital
Common units, 152,142,255 and 152,722,448 outstanding at March 31, 2021 and December 31, 2020, respectively	3,465,069	3,509,217
Accumulated other comprehensive loss	(5,402)	(8,246)
Total Hudson Pacific Properties, L.P. partners’ capital	3,459,667	3,500,971
Non-controlling interest—members in consolidated real estate entities	476,573	467,009
Total capital	3,936,240	3,967,980
TOTAL LIABILITIES AND CAPITAL	$8,403,835	$8,350,202

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended March 31,
	2021	2020
REVENUES
Office
Rental	$189,861	$181,113
Service and other revenues	2,282	5,314
Total office revenues	192,143	186,427
Studio
Rental	12,153	12,915
Service and other revenues	8,823	6,885
Total studio revenues	20,976	19,800
Total revenues	213,119	206,227
OPERATING EXPENSES
Office operating expenses	66,562	63,860
Studio operating expenses	11,453	10,650
General and administrative	18,449	18,618
Depreciation and amortization	82,761	73,763
Total operating expenses	179,225	166,891
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate entities	635	(236)
Fee income	848	610
Interest expense	(30,286)	(26,417)
Interest income	997	1,025
Transaction-related expenses	—	(102)
Unrealized gain (loss) on non-real estate investments	5,775	(581)
Other (expense) income	(452)	314
Total other expense	(22,483)	(25,387)
Net income	11,411	13,949
Net income attributable to non-controlling interest in consolidated real estate entities	(6,630)	(3,517)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	682	633
Net income attributable to Hudson Pacific Properties, L.P.	5,463	11,065
Net income attributable to preferred units	(153)	(153)
Net income attributable to participating securities	(278)	(72)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$5,032	$10,840

BASIC AND DILUTED PER UNIT AMOUNTS
Net income attributable to common unitholders—basic	$0.03	$0.07
Net income attributable to common unitholders—diluted	$0.03	$0.07
Weighted average shares of common units outstanding—basic	152,186,394	155,344,460
Weighted average shares of common units outstanding—diluted	152,503,868	157,501,233

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$11,411	$13,949
Currency translation adjustments	1,009	(4,999)
Net unrealized gains (losses) on derivative instruments:
Unrealized gains (losses)	24	(12,278)
Reclassification adjustment for realized gains (losses)	1,811	(137)
Total net unrealized gains (losses) on derivative instruments	1,835	(12,415)
Total other comprehensive income (loss)	2,844	(17,414)
Comprehensive income (loss)	14,255	(3,465)
Comprehensive income attributable to preferred units	(153)	(153)
Comprehensive income attributable to participating securities	(278)	(72)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(6,630)	(3,517)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	682	633
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARTNERS’ CAPITAL	$7,876	$(6,574)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, December 31, 2020	152,722,448	$3,509,217	$(8,246)	$3,500,971	$467,009	$3,967,980
Contributions	—	—	—	—	15,016	15,016
Distributions	—	—	—	—	(12,082)	(12,082)
Issuance of unrestricted units	80,541	—	—	—	—	—
Repurchase of common units	(632,109)	(14,756)	—	(14,756)	—	(14,756)
Units withheld to satisfy tax withholding obligations	(28,625)	(693)	—	(693)	—	(693)
Declared distributions	—	(38,426)	—	(38,426)	—	(38,426)
Amortization of unit-based compensation	—	4,417	—	4,417	—	4,417
Net income	—	5,310	—	5,310	6,630	11,940
Other comprehensive income	—	—	2,844	2,844	—	2,844
Balance, March 31, 2021	152,142,255	$3,465,069	$(5,402)	$3,459,667	$476,573	$3,936,240

Balance, December 31, 2019	155,602,910	$3,440,488	$(613)	$3,439,875	$269,487	$3,709,362
Distributions	—	—	—	—	(2,768)	(2,768)
Issuance of unrestricted units	155,577	—	—	—	—	—
Repurchase of common units	(1,414,007)	(35,351)	—	(35,351)	—	(35,351)
Units withheld to satisfy tax withholding obligations	(136,717)	(5,501)	—	(5,501)	—	(5,501)
Declared distributions	—	(38,883)	—	(38,883)	—	(38,883)
Amortization of unit-based compensation	—	5,880	—	5,880	—	5,880
Net income	—	10,912	—	10,912	3,517	14,429
Other comprehensive loss	—	—	(17,414)	(17,414)	—	(17,414)
Balance, March 31, 2020	154,207,763	$3,377,545	$(18,027)	$3,359,518	$270,236	$3,629,754

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,411	$13,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,761	73,763
Non-cash portion of interest expense	2,417	1,245
Amortization of unit-based compensation	3,538	4,895
(Income) loss from unconsolidated real estate entities	(635)	236
Unrealized (gain) loss on non-real estate investments	(5,775)	581
Straight-line rents	(7,132)	(13,709)
Straight-line rent expenses	366	365
Amortization of above- and below-market leases, net	(2,518)	(2,544)
Amortization of above- and below-market ground leases, net	588	588
Amortization of lease incentive costs	475	472
Distribution of income from unconsolidated entities	172	—
Change in operating assets and liabilities:
Accounts receivable	2,381	67
Deferred leasing costs and lease intangibles	(6,099)	(4,139)
Prepaid expenses and other assets	962	(1,054)
Accounts payable, accrued liabilities and other	33,430	28,162
Security deposits and prepaid rent	(1,647)	(12,779)
Net cash provided by operating activities	114,695	90,098
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(95,884)	(79,058)
Maturities of U.S. Government securities	1,324	1,284
Contributions to non-real estate investments	(2,215)	—
Distributions from unconsolidated real estate entities	—	24
Contributions to unconsolidated real estate entities	(439)	(351)
Net cash used in investing activities	(97,214)	(78,101)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	52,975	415,040
Payments of unsecured and secured debt	(159)	(148)
Payments of in-substance defeased debt	(879)	(825)
Repurchase of common units	(14,756)	(35,351)
Distributions paid to common stock and unitholders	(38,426)	(38,883)
Distributions paid to preferred unitholders	(153)	(153)
Contributions from redeemable non-controlling members in consolidated real estate entities	1,469	2,456
Contributions from non-controlling members in consolidated real estate entities	15,016	—
Distributions to non-controlling members in consolidated real estate entities	(12,082)	(2,768)
Payments to satisfy tax withholding obligations	(693)	(5,501)
Payment of loan costs	—	(4)
Net cash provided by financing activities	2,312	333,863
Net increase in cash and cash equivalents and restricted cash	19,793	345,860
Cash and cash equivalents and restricted cash—beginning of period	149,540	58,258
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$169,333	$404,118

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

The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest and Western Canada. The following table summarizes the Company’s portfolio as of March 31, 2021:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	52	14,092,789
Studios	3	1,224,403
Land	6	2,504,406
Total consolidated portfolio	61	17,821,598
Unconsolidated portfolio(1)
Office	1	1,490,221
Land	2	682,855
Total unconsolidated portfolio	3	2,173,076
TOTAL(2)	64	19,994,674
_________________
1.Pursuant to a co-ownership agreement with an affiliate of Blackstone Property Partners Lower Fund 1 LP (“Blackstone 1 LP”), the Company owns 20% of the unconsolidated joint venture which owns the Bentall Centre property located in Vancouver, Canada. The Company also owns 50% of the unconsolidated joint venture entity which owns the Sunset LA development. The square footage shown above represents 100% of the properties. See Note 4 for details.
2.Includes repositioning, redevelopment and development properties.

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

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the 2020 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and the notes thereto.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of March 31, 2021, the Company has determined that its operating partnership and fourteen joint ventures met the definition of a VIE. Twelve of these joint ventures are consolidated and two are unconsolidated.

Consolidated Joint Ventures

As of March 31, 2021, the operating partnership has determined that twelve of its joint ventures met the definition of a VIE and are consolidated:

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
2.Hudson Media and Entertainment Management, LLC manages the following properties: Sunset Gower Studios, Sunset Bronson Studios, Sunset Las Palmas Studios, 6040 Sunset, ICON, CUE, EPIC, and Harlow (collectively “Hollywood Media Portfolio”).

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
On November 22, 2020, the Company entered into a joint venture agreement with CPPIB US RE-3, Inc., a subsidiary of Canada Pension Plan Investment Board (“CPPIB”), to form Hudson 1918 Eighth, L.P. On December 18, 2020, the joint venture purchased the 1918 Eighth property through a wholly-owned subsidiary. The Company owns 55% of the joint venture. As of March 31, 2021, the Company has determined that this joint venture met the definition of a VIE and is consolidated.

On July 30, 2020, funds affiliated with Blackstone Property Partners (“Blackstone”) acquired a 49% interest in the Company’s Hollywood Media Portfolio. The Company retained a 51% ownership stake and remains responsible for day-to-day operations, leasing and development. As of March 31, 2021, the Company has determined that the entities included in the Hollywood Media Portfolio and the related entities met the definition of a VIE and are consolidated.

As of March 31, 2021 and December 31, 2020, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of March 31, 2021, the Company has determined it is not the primary beneficiary of two of its joint ventures. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

As of December 24, 2020, the Company owns 50% of the ownership interest in the joint venture which owns the Sunset LA development. The Company serves as the operating member.

On June 5, 2019, the Company purchased, pursuant to a co-ownership agreement with Blackstone 1 LP, an affiliate of Blackstone, 20% of the ownership interest in the Bentall Centre property. The joint venture property-owning entity is structured as a tenancy in common under applicable tax laws. The Company owns 20% of this joint venture and serves as the operating partner.

The Company’s net equity investment in its unconsolidated joint ventures is reflected within investment in unconsolidated real estate entities on the Consolidated Balance Sheets. The Company’s share of net income or loss from the joint ventures is included within income (loss) from unconsolidated real estate entities on the Consolidated Statements of Operations. Refer to Note 4 for details.

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

Lease Accounting

The Company accounts for its leases under ASC 842, Leases (“ASC 842”), which requires companies to identify lease and non-lease components of a lease agreement. Lease components relate to the right to use the leased asset whereas non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements relate to ground lease assets and are reflected in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.7%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 31 years as of March 31, 2021.

Lessor Accounting

The presentation of revenues on the Consolidated Statements of Operations reflects a single lease component that combines rental, tenant recoveries and other tenant-related revenues for the office portfolio, with the election of the lessor practical expedient. For the Company’s rentals at the studio properties, total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components is governed by ASC 842, while revenue related to non-lease components is subject to ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

The Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectability is probable and the tenant has taken possession of or controls the physical use of the leased asset. The Company does not account for lease concessions related to the effects of the COVID-19 pandemic as lease modifications to the extent that the concessions are granted as payment deferrals and total payments remain substantially the same during the lease term.

The Company recognizes tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance and other operating expenses as revenue in the period during which the applicable expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

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

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Ancillary revenues	$7,540	$5,799
Other revenues	$3,042	$5,955
Studio-related tenant recoveries	$523	$445

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	March 31, 2021	December 31, 2020
Ancillary revenues	$2,436	$1,700
Other revenues	$1,524	$1,058

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

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	March 31, 2021	December 31, 2020
Land	$1,351,888	$1,351,888
Building and improvements	5,881,036	5,840,819
Tenant improvements	737,190	728,111
Furniture and fixtures	12,491	12,250
Property under development	320,873	281,949
INVESTMENT IN REAL ESTATE, AT COST	$8,303,478	$8,215,017

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Acquisitions

The Company had no acquisitions during the three months ended March 31, 2021.

Dispositions

The Company had no dispositions during the three months ended March 31, 2021.

Held for Sale

As of March 31, 2021, the Company had no properties that met the criteria to be classified as held for sale.

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

The Company did not recognize impairment charges during the three months ended March 31, 2021 and 2020.

4. Investment in Unconsolidated Real Estate Entities

As of December 24, 2020, the Company owns 50% of the ownership interest in the joint venture which owns the Sunset LA development in Los Angeles, California. The Company serves as the operating member.

The Company owns 20% of the ownership interest in the joint venture that owns Bentall Centre office property and retail complex in Vancouver, Canada (“Bentall Centre”). The Company serves as the operating partner. Bentall Centre’s functional currency is the local currency, or Canadian dollars. The Company has exposure to risks related to foreign currency fluctuations. The assets and liabilities are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income. The maximum exposure related to this unconsolidated joint venture is limited to the Company’s investment and $101.6 million of debt which the Company has guaranteed.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures as of:

	March 31, 2021	December 31, 2020
ASSETS
Investment in real estate, net	$866,132	$855,639
Other assets	43,109	51,118
TOTAL ASSETS	$909,241	$906,757

LIABILITIES
Secured debt, net	$504,315	$495,771
Other liabilities	39,942	52,828
TOTAL LIABILITIES	544,257	548,599

Company’s capital(1)	82,143	80,778
Partners’ capital	282,841	277,380
TOTAL CAPITAL	364,984	358,158

TOTAL LIABILITIES AND CAPITAL	$909,241	$906,757
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the income (loss) from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended March 31,
	2021	2020
TOTAL REVENUES	$19,386	$25,795

TOTAL EXPENSES	16,244	26,949

NET INCOME (LOSS)	$3,142	$(1,154)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
5. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	March 31, 2021	December 31, 2020
Deferred leasing costs and in-place lease intangibles	$353,820	$352,903
Accumulated amortization	(132,230)	(127,180)
Deferred leasing costs and in-place lease intangibles, net	221,590	225,723
Below-market ground leases	72,916	72,916
Accumulated amortization	(14,430)	(13,831)
Below-market ground leases, net	58,486	59,085
Above-market leases	2,061	2,802
Accumulated amortization	(1,458)	(1,774)
Above-market leases, net	603	1,028
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET	$280,679	$285,836

Below-market leases	$93,513	$98,365
Accumulated amortization	(48,145)	(50,054)
Below-market leases, net	45,368	48,311
Above-market ground leases	1,095	1,095
Accumulated amortization	(273)	(262)
Above-market ground leases, net	822	833
LEASE INTANGIBLE LIABILITIES, NET	$46,190	$49,144

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended March 31,
	2021	2020
Deferred leasing costs and in-place lease intangibles(1)	$(11,567)	$(10,735)
Below-market ground leases(2)	$(599)	$(599)
Above-market leases(3)	$(424)	$(194)
Below-market leases(3)	$2,942	$2,738
Above-market ground leases(2)	$11	$11
__________________
1.Amortization is recorded in depreciation and amortization expenses and office rental revenues on the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses on the Consolidated Statements of Operations.
3.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.

6. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to service revenues are discussed in the Company’s 2020 Annual Report on Form 10-K.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Accounts Receivable

As of March 31, 2021, accounts receivable was $19.6 million and there was no allowance for doubtful accounts. As of December 31, 2020, accounts receivable was $22.1 million and there was no allowance for doubtful accounts.

Straight-Line Rent Receivables

As of March 31, 2021, straight-line rent receivables was $233.0 million and there was a $0.2 million allowance for doubtful accounts. As of December 31, 2020, straight-line rent receivables was $226.0 million and there was a $0.3 million allowance for doubtful accounts.

7. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	March 31, 2021	December 31, 2020
Deposits and pre-development costs for future acquisitions	$31,519	$28,488
Prepaid insurance	535	5,100
Goodwill	8,754	8,754
Non-real estate investments	10,263	4,088
Stock purchase warrant	1,906	—
Deferred financing costs	955	1,216
Prepaid property tax	1,069	2,138
Interest rate cap derivative asset	10	5
Other	23,937	22,878
PREPAID EXPENSES AND OTHER ASSETS, NET	$78,948	$72,667

Goodwill

No goodwill impairment indicators have been identified during the three months ended March 31, 2021.

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized gain (loss) on non-real estate investment on the Consolidated Statements of Operations. The Company recognized an unrealized gain of $3.9 million and a net unrealized loss of $0.6 million on its non-real estate investments during the three months ended March 31, 2021 and 2020, respectively, due to the observable changes in fair value.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Stock Purchase Warrant

The Company holds an investment in a stock purchase warrant that gives the Company the right to purchase a fixed number of shares of common stock of a non-real estate investee. The warrant meets the definition of a derivative and is measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative asset are included in unrealized gain (loss) on non-real estate investment on the Consolidated Statements of Operations. The Company recognized a gain of $1.9 million and $0 related to the change in the fair value of the stock purchase warrant during the during the three months ended March 31, 2021 and 2020, respectively.

8. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	March 31, 2021	December 31, 2020	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$—	$—	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Series A notes	110,000	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
Total unsecured debt	1,925,000	1,925,000

Secured debt
Hollywood Media Portfolio, net(5)(6)	792,186	792,186	LIBOR + 2.15%	8/9/2022
10950 Washington(7)	25,558	25,717	5.32%	3/11/2022
One Westside and 10850 Pico(8)	159,049	106,073	LIBOR + 1.70%	12/18/2023	(4)
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(9)	314,300	314,300	LIBOR + 1.70%	12/18/2025
Hill7(10)	101,000	101,000	3.38%	11/6/2028
Total secured debt	1,560,093	1,507,276
Total unsecured and secured debt	3,485,093	3,432,276
Unamortized deferred financing costs and loan discounts/premiums(11)	(30,278)	(32,784)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,454,815	$3,399,492

IN-SUBSTANCE DEFEASED DEBT(12)	$130,828	$131,707	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(13)	$66,136	$66,136	4.50%	10/9/2028
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2021, which may be different than the interest rates as of December 31, 2020 for corresponding indebtedness.
2.The rate is based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of March 31, 2021, no such election had been made.
3.The Company has a total capacity of $600.0 million available under its unsecured revolving credit facility.
4.The maturity date may be extended once for an additional one-year term.
5.The Company owns 51% of the ownership interest in the consolidated joint venture that owns the Hollywood Media Portfolio. The joint venture holds a $900.0 million mortgage loan secured by the Hollywood Media Portfolio. This loan has an initial term of two years from the first payment date, with three one-year extension options, subject to certain requirements. The Company and Blackstone purchased bonds comprising the loan in the amounts of $107.8 million and $12.5 million, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6.The interest rate on a portion of the outstanding loan balance has been effectively fixed through the use of interest rate swaps under the first payments approach. As of March 31, 2021, the LIBOR component of the interest rate was fixed at 1.76% with respect to $350.0 million and 1.43% with respect to $125.0 million of the loan secured by the Hollywood Media Portfolio, respectively.
7.Monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.
8.The Company has the ability to draw up to $414.6 million under the construction loan secured by the One Westside and 10850 Pico properties.
9.The Company owns 55% of the ownership interest in the consolidated joint venture that owns the 1918 Eighth property. The full amount of the loan is shown. This loan has an initial interest rate of LIBOR plus 1.70% per annum and is interest-only through the five-year term.
10.The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
11.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility, which are reflected in prepaid and other assets, net on the Consolidated Balance Sheets. See Note 7 for details.
12.The Company owns 75% of the ownership interest in the joint venture that owns the One Westside and 10850 Pico properties. The full amount of the loan is shown. Monthly debt service includes annual debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.
13.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property. The maturity date may be extended twice for an additional two-year term each.

Current Year Activity

During the three months ended March 31, 2021, there were no borrowings on the unsecured revolving credit facility. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of March 31, 2021:

Year	Unsecured and Secured Debt	In-substance Defeased Debt	Joint Venture Partner Debt
Remaining 2021	$473	$2,615	$—
2022	817,271	128,213	—
2023	319,049	—	—
2024	—	—	—
2025	741,300	—	—
Thereafter	1,607,000	—	66,136
TOTAL	$3,485,093	$130,828	$66,136

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Unsecured Revolving Credit Facility

The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	March 31, 2021	December 31, 2020
Outstanding borrowings	$—	$—
Remaining borrowing capacity	600,000	600,000
TOTAL BORROWING CAPACITY	$600,000	$600,000
Interest rate(1)	LIBOR + 1.05% to 1.50%
Annual facility fee rate(1)	0.15% or 0.30%
Contractual maturity date(2)	3/13/2022
_________________
1.The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of March 31, 2021, no such election had been made.
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

The following table summarizes existing covenants and their covenant levels as of March 31, 2021 related to the unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	38.2%
Unsecured indebtedness to unencumbered asset value	≤ 60%	37.3%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.5x
Secured indebtedness to total asset value	≤ 45%	18.0%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.5x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of March 31, 2021:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	41.0%
Total unencumbered assets to unsecured debt	≥ 150%	290.3%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	3.7x
Secured debt to total assets	≤ 45%	19.0%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes and 4.65% Senior Notes.

The operating partnership was in compliance with its financial covenants as of March 31, 2021.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The Company guarantees the operating partnership’s unsecured debt.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Gross interest expense(1)	$33,540	$30,287
Capitalized interest	(5,671)	(5,115)
Amortization of deferred financing costs and loan discounts/premiums	2,417	1,245
INTEREST EXPENSE	$30,286	$26,417
_________________
1.Includes interest on the Company’s debt and hedging activities and term loans.

9. Derivatives

The Company enters into derivatives in order to hedge interest rate risk.

The Company had three interest rate swaps with aggregate notional amounts of $475.0 million as of March 31, 2021 and December 31, 2020. These derivatives were designated as effective cash flow hedges for accounting purposes.

The Company had one interest rate cap contract with an aggregate notional amount of $900.0 million as of March 31, 2021 and December 31, 2020. The interest rate cap is not designated under hedge accounting and is accounted for under mark-to-market accounting.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of March 31, 2021 and December 31, 2020:

					Interest Rate Range(1)		Fair Value (Liabilities) Assets
Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Low	High	March 31, 2021	December 31, 2020
Interest rate swaps
Hollywood Media Portfolio(2)	2	$350,000	April 2015	April 2022	2.96%	3.46%	(5,710)	(7,112)
Hollywood Media Portfolio(2)	1	125,000	June 2016	November 2022	2.63%	3.13%	(2,545)	(2,994)
Interest rate cap					Strike rate
Hollywood Media Portfolio	1	$900,000	July 2020	August 2022	3.50%		$10	$5
TOTAL							$(8,245)	$(10,101)
_____________
1.The rate is based on the fixed rate from the swap and the spread based on the operating partnership’s leverage ratio.
2.The swaps were designated under the first payments approach within hedge accounting, where the Company elected to designate a cash flow (LIBOR-based interest payments) instead of a specific piece of debt.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of March 31, 2021, the Company expects $7.3 million of unrealized loss included in accumulated other comprehensive loss will be reclassified as an increase to interest expense in the next 12 months.

10. U.S. Government Securities

The Company had U.S. Government securities of $133.8 million and $135.1 million as of March 31, 2021 and December 31, 2020, respectively. The One Westside and 10850 Pico properties acquisition in 2018 included the assumption of debt that was, in substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. The Company has both the intent and ability to hold to maturity. As of March 31, 2021, the Company has incurred $5.1 million of gross unrealized gains and no gross unrealized losses related to the U.S. Government securities.

The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date as of March 31, 2021:

	Carrying Value	Fair Value
Due in 1 year	$6,585	$6,702
Due in 1 to 5 years	127,205	132,201
TOTAL	$133,790	$138,903

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

In general, the Company’s property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7, Ferry Building and 1918 Eighth properties, REITs) for federal income tax purposes. In the case of the Bentall Centre property, the Company owns its interest in the property through non-U.S entities treated as TRSs for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2021, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2016. The Company has assessed its tax positions for all open years, which as of March 31, 2021 included 2017 to 2019 for Federal purposes and 2016 to 2019 for state purposes, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of March 31, 2021:

Year Ended	Non-cancellable	Subject to Early Termination Options	Total (1)
Remaining 2021	$462,812	$7,468	$470,280
2022	597,590	21,006	618,596
2023	550,544	28,422	578,966
2024	473,481	23,349	496,830
2025	345,430	54,623	400,053
Thereafter	1,460,803	204,721	1,665,524
TOTAL	$3,890,660	$339,589	$4,230,249
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

The following table summarizes the Company’s ground lease terms related to properties that are held subject to long-term non-cancellable ground lease obligations as of March 31, 2021:

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

Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table summarizes rental expense for ground leases and a corporate office lease as follows:

	Three Months Ended March 31,
	2021	2020
Contingent rental expense	$2,249	$2,157
Minimum rental expense	$4,991	$4,991

The following table provides information regarding the Company’s future minimum lease payments for its ground leases (before the impact of extension options, if applicable) as of March 31, 2021:

Year	Lease Payments(1)
Remaining 2021	$13,997
2022	18,663
2023	18,438
2024	18,392
2025	18,392
Thereafter	515,961
Total ground lease payments	603,843
Less: interest portion	(334,652)
PRESENT VALUE OF LEASE LIABILITY	$269,191
_________________
1.In situations where ground lease obligation adjustments are based on third-party appraisals of fair market land value, CPI adjustments and/or percentage of gross income that exceeds the minimum annual rent, the future minimum lease amounts above include the lease rental obligations in effect as of March 31, 2021.

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

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate cap derivative asset(1)	$—	$10	$—	$10	$—	$5	$—	$5
Interest rate swap derivative liabilities(2)	$—	$(8,255)	$—	$(8,255)	$—	$(10,106)	$—	$(10,106)
Non-real estate investments measured at fair value(1)	$2,069	$1,712	$—	$3,781	$—	$750	$—	$750
Stock purchase warrant(1)	$—	$1,906	$—	$1,906	$—	$—	$—	$—
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$6,482	$—	$—	$—	$3,338
___________
1.Included in prepaid expenses and other assets, net on the Consolidated Balance Sheets.
2.Included in accounts payable, accrued liabilities and other on the Consolidated Balance Sheets.
3.According to the relevant accounting standards, certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Other Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value, using Level 1 inputs, because of the short-term nature of these instruments. The fair value of the investment in U.S. Government securities is an estimate based on Level 1 inputs. The fair values of debt are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
U.S. Government securities	$133,790	$138,903	$135,115	$140,270
LIABILITIES
Unsecured debt(1)	$1,925,000	$2,006,648	$1,925,000	$2,072,833
Secured debt(1)	$1,560,093	$1,556,953	$1,507,276	$1,503,960
In-substance defeased debt	$130,828	$130,783	$131,707	$131,633
Joint venture partner debt	$66,136	$68,831	$66,136	$68,346
_________________
1.Amounts represent debt excluding net deferred financing costs.

14. Stock-based Compensation

The Company has various stock compensation arrangements, which are more fully described in the 2020 Annual Report on Form 10-K. Under the 2010 Incentive Plan, as amended (“2010 Plan”), the Company’s board of directors (“Board”) has the ability to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards.

The Board awards restricted shares to non-employee Board members on an annual basis as part of such Board members’ annual compensation and to newly elected non-employee Board members in accordance with the Non-Employee Director Compensation Program. The time-based awards are generally issued in the second quarter, in conjunction with the director’s election to the Board, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years. Additionally, certain non-employee Board members elect to receive operating partnership performance units in lieu of their annual cash retainer fees. These awards are generally issued in the fourth quarter and are fully-vested upon their issuance.

The Board awards time-based restricted shares or time-based operating partnership performance units to certain employees on an annual basis as part of the employees’ annual compensation. These time-based awards are generally issued in the fourth quarter and vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain awards are subject to a mandatory holding period upon vesting if the grantee is a named executive officer. Additionally, certain employees elect to receive operating partnership performance units in lieu of their annual cash bonus. These awards are generally issued in the fourth quarter and are fully-vested upon their issuance.

The Compensation Committee of the Board (“Compensation Committee”) adopted a Hudson Pacific Properties, Inc. Outperformance Program (“OPP Plan”) under the 2010 Plan through 2019. Commencing with the 2017 OPP Plan, to the extent an award is earned following the completion of a three-year performance period, 50% of the earned award will vest in full at the end of the three-year performance period and 50% of the earned award will be subject to a mandatory two-year holding period upon vesting. OPP Plan awards are settled in common stock and, in the case of certain executives, in operating partnership performance units.

Beginning in 2020, the Compensation Committee adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Under the PSU Plan, the Compensation Committee awards restricted stock units or performance units in the operating partnership to certain employees. PSU Plan grants consist of two portions. A portion of each award, the Relative Total Shareholder Return (“TSR”) Performance Unit, is eligible to vest based on the achievement of the Company’s TSR compared to the TSR of the SNL U.S. REIT Office Index over a three-year performance period, with the vesting percentage subject to certain percentage targets. The remaining portion of each award, the Operational Performance Unit, becomes eligible to vest based on the achievement of operational performance metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of absolute TSR goals over a three-year performance period by applying the applicable vesting percentages. Certain of the awards granted under the PSU Plan are subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended March 31,
	2021	2020
Expensed stock compensation(1)	$3,538	$4,895
Capitalized stock compensation(2)	879	985
TOTAL STOCK COMPENSATION(3)	$4,417	$5,880
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2021 and 2020, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended March 31,
	2021	2020
Numerator:
Basic net income available to common stockholders	$4,982	$10,777
Effect of dilutive instruments	—	108
Diluted net income available to common stockholders	$4,982	$10,885
Denominator:
Basic weighted average common shares outstanding	150,823,605	154,432,602
Effect of dilutive instruments(1)	317,474	3,677,310
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	151,141,079	158,109,912
Basic earnings per common share	$0.03	$0.07
Diluted earnings per common share	$0.03	$0.07
________________
1.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2021 and 2020, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit for net income available to common unitholders:

	Three Months Ended March 31,
	2021	2020
Numerator:
Basic and diluted net income available to common unitholders	$5,032	$10,840
Denominator:
Basic weighted average common units outstanding	152,186,394	155,344,460
Effect of dilutive instruments(1)	317,474	2,156,773
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	152,503,868	157,501,233
Basic earnings per common unit	$0.03	$0.07
Diluted earnings per common unit	$0.03	$0.07
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

16. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of March 31, 2021 and December 31, 2020, there were 392,598 series A preferred units of partnership interest in the operating partnership (“series A preferred units”) which are not owned by the Company.

These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit. The units are convertible at the option of the holder into common units or redeemable into cash or, at the Company’s election, exchangeable for registered shares of common stock.

Redeemable Non-controlling Interest in Consolidated Real Estate Entities

On March 1, 2018, the Company entered into a joint venture agreement with Macerich WSP, LLC (“Macerich”) to form HPP-MAC WSP, LLC. On August 31, 2018, Macerich contributed Westside Pavilion to the HPP-MAC WSP, LLC. The Company has a 75% interest in the joint venture that owns the One Westside and 10850 Pico properties. The Company has a put right, after a specified time, to sell its interest at fair market value. Macerich has a put right, after a specified time, to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. The put right is not currently redeemable.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended March 31, 2021
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
BEGINNING OF PERIOD	$9,815	$127,874
Contributions	—	1,469
Declared dividend	(153)	—
Net income (loss)	153	(682)
END OF PERIOD	$9,815	$128,661

17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Equity
BALANCE AT DECEMBER 31, 2020	$(11,378)	$3,245	$(8,133)
Unrealized gains recognized in OCI	24	996	1,020
Reclassification adjustment for realized gains(1)	1,786	—	1,786
Net change in OCI	1,810	996	2,806
BALANCE AT MARCH 31, 2021	$(9,568)	$4,241	$(5,327)
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Capital
BALANCE AT DECEMBER 31, 2020	$(11,485)	$3,239	$(8,246)
Unrealized gains recognized in OCI	24	1,009	1,033
Reclassification adjustment for realized gains(1)	1,811	—	1,811
Net change in OCI	1,835	1,009	2,844
BALANCE AT MARCH 31, 2021	$(9,650)	$4,248	$(5,402)
_____________
1.The gains and losses on the operating partnership’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

Non-controlling Interests

Common Units in the Operating Partnership

Common units of the operating partnership and shares of common stock of the Company have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the operating partnership. Investors who own common units have the right to cause the operating partnership to repurchase any or all of their common units for cash at a value equal to the then-current market value of one share of common stock. However, in lieu of such payment of cash, the Company may, at its election, issue shares of its common stock in exchange for such common units on a one-for-one basis.

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

Current Year Activity

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	March 31, 2021	December 31, 2020
Company-owned common units in the operating partnership	150,760,631	151,401,365
Company’s ownership interest percentage	99.1%	99.1%
Non-controlling units in the operating partnership(1)	1,381,624	1,321,083
Non-controlling ownership interest percentage	0.9%	0.9%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and outside investors. As of March 31, 2021, this amount represents both common units and performance units in the amount of 550,969 and 830,655, respectively. As of December 31, 2020, this amount represents both common units and performance units in the amount of 550,969 and 770,114, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the three months ended March 31, 2021.

The Company’s at-the-market (“ATM”) program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three months ended March 31, 2021. A cumulative total of $20.1 million has been sold as of March 31, 2021.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under its share repurchase program. During the three months ended March 31, 2021, the Company repurchased $14.7 million of its common stock, before transaction costs. Since commencement of the program, a cumulative total of $144.9 million had been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Dividends

The Board declares dividends on a quarterly basis and the Company pays the dividends during the quarters in which the dividends are declared. The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended March 31,
	2021	2020
Common stock	$0.25	$0.25
Common units	$0.25	$0.25
Series A preferred units	$0.3906	$0.3906
Performance units	$0.25	$0.25
Payment date	March 29, 2021	March 30, 2020
Record date	March 19, 2021	March 20, 2020

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

18. Segment Reporting

The Company’s reporting segments are based on the Company’s method of internal reporting, which classifies its operations into two reporting segments: (i) office properties and (ii) studio properties. The Company evaluates performance based upon net operating income of the combined properties in each segment. General and administrative expenses and interest expense are not included in segment profit as the Company’s internal reporting addresses these items on a corporate level. Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources; therefore, depreciation and amortization expense is not allocated among segments.

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended March 31,
	2021	2020
Office segment
Office revenues	$192,143	$186,427
Office expenses	(66,562)	(63,860)
Office segment profit	125,581	122,567
Studio segment
Studio revenues	20,976	19,800
Studio expenses	(11,453)	(10,650)
Studio segment profit	9,523	9,150
TOTAL SEGMENT PROFIT	$135,104	$131,717

Segment revenues	$213,119	$206,227
Segment expenses	(78,015)	(74,510)
TOTAL SEGMENT PROFIT	$135,104	$131,717

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended March 31
	2021	2020
NET INCOME	$11,411	$13,949
General and administrative	18,449	18,618
Depreciation and amortization	82,761	73,763
(Income) loss from unconsolidated real estate entities	(635)	236
Fee income	(848)	(610)
Interest expense	30,286	26,417
Interest income	(997)	(1,025)
Transaction-related expenses	—	102
Unrealized (gain) loss on non-real estate investments	(5,775)	581
Other expense (income)	452	(314)
TOTAL PROFIT FROM ALL SEGMENTS	$135,104	$131,717

19. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

20. Commitments and Contingencies

The Company invests in a real estate technology venture capital fund with a commitment to contribute up to $20.0 million. As of March 31, 2021, the Company has contributed $6.1 million to this fund, net of distributions, with $13.9 million remaining to be contributed. The Company also invests in a supportive housing venture capital fund with a commitment to contribute up to $3.0 million. As of March 31, 2021, the Company has contributed $0.2 million to this fund, with $2.8 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2021, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of March 31, 2021, the Company had outstanding letters of credit totaling approximately $3.4 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties. As of March 31, 2021, the Company had $192.7 million in outstanding obligations under the agreements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for interest, net of capitalized interest	$17,443	$38,126
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(140,709)	$(142,919)

Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for interest, net of capitalized interest	$17,443	$38,126
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$(140,709)	$(142,919)

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc:

	Three Months Ended March 31,
	2021	2020
BEGINNING OF PERIOD
Cash and cash equivalents	$113,686	$46,224
Restricted cash	35,854	12,034
TOTAL	$149,540	$58,258

END OF PERIOD
Cash and cash equivalents	$134,278	$392,136
Restricted cash	35,055	11,982
TOTAL	$169,333	$404,118

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, L.P.:

	Three Months Ended March 31,
	2021	2020
BEGINNING OF PERIOD
Cash and cash equivalents	$113,686	$46,224
Restricted cash	35,854	12,034
TOTAL	$149,540	$58,258

END OF PERIOD
Cash and cash equivalents	$134,278	$392,136
Restricted cash	35,055	11,982
TOTAL	$169,333	$404,118

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, see Part I, Item 1 “Financial Statements of Hudson Pacific Properties, Inc.,” “Financial Statements of Hudson Pacific Properties, L.P.” and “Notes to Unaudited Consolidated Financial Statements.” Statements in this Item 2 contain forward-looking statements. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking statements, see Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impact of the COVID-19 pandemic on our business and management’s efforts to respond to that impact. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of May 3, 2021. As a result of the continued uncertainty surrounding this situation, we expect that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the first quarter of 2021 and future periods.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the three months ended March 31, 2021 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. During 2020, the spread of COVID-19 had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which our properties are located, and the broader financial markets. In 2021, the economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven. The commercial real estate market came under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally did not apply to businesses designated as “essential,” affected the operations of different categories of our tenancy to varying degrees with, for example, “essential businesses” generally permitted to remain open and operational, storefront retail and restaurants generally limited to take-out and delivery services only, and non-essential businesses generally forced to temporarily close, curtail operations and/or implement work-from-home strategies. While reopening has begun, uncertainty remains as to the time, date and extent to which these restrictions will be lifted, businesses of tenants that have temporarily been disrupted, either voluntarily or by mandate, will resume normal operations or when customers will re-engage with tenants as they have in the past. As a result, the COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which we and our tenants operate. Further, although a recovery is partially underway, it continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates. The most recent round of U.S. fiscal stimulus could provide meaningful support, along with continued accommodative monetary policy and wider distribution of vaccines. Issues with respect to the distribution and acceptance of vaccines or the spread of new variants of the virus could adversely impact the recovery. Overall, among other unanticipated consequences, there remains significant uncertainty regarding the timing and duration of the economic recovery, the disruptions to, and volatility in, the credit and financial markets and in consumer spending.

We specialize in the ownership and management of office and studio properties on the west coast of the United States and in Vancouver, Canada, and our portfolio and tenants have been impacted by these and other factors as follows:

•We collected approximately 98% of our first quarter combined contractual rents, comprised of approximately 99% from office tenants, 100% from studio tenants and 54% from storefront retail tenants. As of May 3, 2021, we have collected 98% of our April combined contractual rents, comprised of approximately 99% from office tenants, 99% from studio tenants and 66% from storefront retail tenants. We have implemented a rent relief program for the preponderance of the uncollected rents, and the aforementioned collection percentages exclude rents deferred or abated in accordance with COVID-related lease amendments.

We continue to take several proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•Along with our tenants and the communities we serve, the health and safety of our employees and their families is a top priority. We are closely monitoring and conforming our operations in accordance with policies and guidelines set forth by public health agencies and state and local governments. All office and studio properties remain open and operational to enable essential business tenants to continue to operate with enhanced cleaning, communications and safety protocols. In May 2020, we launched our “4Cs” approach to tenant repopulation in conjunction with the easing of stay-at-home orders across our markets. The program, which we developed in consultation with large tenants, local governments, and internal and external subject matter experts, emphasizes proactive communication through multiple channels, seeks to instill confidence in tenants with safety-focused cleaning and operating procedures, ensures convenience with an emphasis on efficient access, and encourages cooperation by asking all tenants to do their part. Similarly, in early June 2020, we shifted from a policy encouraging all non-location essential employees to work remotely, and began bringing our employees back to the office with enhanced health and safety protocols, and in staggered shifts to provide for adequate physical distancing at any given time. In September 2020, we successfully returned 100% of our workforce to our offices in rotating shifts, adjusting as needed during periods of increased infection rates in the areas in which our offices are located.

•We are in frequent communication with our tenants and are assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under various federal and state relief funds, such as the CARES Act and the Paycheck Protection Program.

•As of March 31, 2021, we had approximately $134.3 million in cash and cash equivalents. We have $600.0 million of undrawn capacity under our unsecured revolving credit facility and $255.6 million of undrawn capacity under our stand-alone loan for One Westside, which fully funds the cost of that project.

•We do not have any secured or unsecured debt maturing until 2022.

•We have taken proactive measures to manage costs, including by taking advantage of rent relief in connection with our existing ground lease obligations and reducing services provided by third party vendors.

Given the uncertainty of the COVID-19 pandemic’s near- and potential long-term impact on our business, and in order to preserve our liquidity position, our Board of Directors will continue to evaluate our dividend policy. We intend to continue to operate our business in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes. We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments. The extent to which the COVID-19 pandemic continues to impact the businesses of our tenants, and our operations and financial condition, will depend on future developments that remain uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on us, our tenants and the markets in which we operate is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, decreases in consumer confidence and consumer spending levels and an overall worsening of global and U.S. economic conditions. The factors described above, as well as additional factors that we may not currently be aware of, could materially negatively impact our ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for office space at our properties, difficulties in accessing capital, impairment of our long-lived assets and other impacts that could materially and adversely affect our business, results of operations, financial condition and ability to pay distributions to stockholders. See Part II, Item 1A “Risk Factors.”

For the foregoing reasons, the comparability of our results of operations for the three months ended March 31, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on us, see Part II, Item 1A, “Risk Factors.”

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at March 31, 2021, our office portfolio consisted of approximately 15.6 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of March 31, 2021, our studio portfolio consisted of 1.2 million square feet of in-service properties and our land portfolio consisted of 3.2 million developable square feet. Our consolidated and unconsolidated portfolio consists of 64 properties (41 wholly-owned properties, 15 properties owned by joint ventures and eight land properties) located in eleven California submarkets, three Seattle submarkets, and one Western Canada submarket, totaling approximately 20.0 million square feet.

As of March 31, 2021, our in-service office portfolio was 91.7% leased (including leases not yet commenced). Our same-store studio properties were 89.6% leased for the average percent leased for the 12 months ended March 31, 2021.

The following table summarizes our portfolio as of March 31, 2021:

In-Service Portfolio	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
Office
Same-store(4)	44	12,628,002	91.8%	92.3%	$50.25
Non-same store(5)	3	943,954	97.0	97.5	38.78
Total stabilized	47	13,571,956	92.2	92.7	49.41
Lease-up(5)(6)	2	919,775	77.9	77.9	59.82
Total in-service	49	14,491,731	91.3	91.7	49.97
Repositioning(5)(7)	1	264,348	—	—	—
Redevelopment(5)	2	697,000	—	83.8	—
Development(6)	1	129,931	—	54.1	—
Total office	53	15,583,010
Studio
Same-store(8)	3	1,224,403		89.6	40.48
Total studio	3	1,224,403
Total office and studio properties	56	16,807,413
Land(9)	8	3,187,261
TOTAL	64	19,994,674
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of March 31, 2021, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended March 31, 2021, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of March 31, 2021. Annualized base rent does not reflect tenant reimbursements. Annualized base rent per square foot for studio properties is calculated as (i) annual base rent divided by (ii) square footage under leased as of March 31, 2021.
4.Includes office properties owned and included in our stabilized portfolio as of January 1, 2020 and still owned and included in the stabilized portfolio as of March 31, 2021.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of March 31, 2021.
7.Includes 79,056 square feet at Page Mill Center, 61,066 square feet at Metro Plaza, 51,417 square feet at 10850 Pico and 36,905 square feet at Rincon Center. Additionally, the entire building totaling 35,904 square feet at 95 Jackson was moved to repositioning as of first quarter 2021.
8.Includes studio properties owned and included in our portfolio as of January 1, 2020 and still owned and included in our portfolio as of March 31, 2021.
9.Includes 538,164 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights in the first quarter of 2019.

Overview

Acquisitions

We had no acquisitions during the three months ended March 31, 2021.

Dispositions

We had no dispositions during the three months ended March 31, 2021.

Held for Sale

We had no properties classified as held for sale as of March 31, 2021.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of March 31, 2021:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
One Westside(2)	West Los Angeles	584,000	Q1-2022	Q2-2023
Total Under Construction		584,000

Future Development Pipeline:
Washington 1000	Denny Triangle	538,164	TBD	TBD
Bentall Centre—Development(3)	Downtown Vancouver	450,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset LA—Development(4)	Los Angeles	232,855	TBD	TBD
Sunset Bronson Studios Lot D—Development(5)	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development(5)(6)	Hollywood	478,845	TBD	TBD
Sunset Las Palmas Studios—Development(5)	Hollywood	617,581	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
Total Future Development Pipeline		3,187,261
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT		3,771,261
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

Lease Expirations

The following table summarizes the lease expirations for leases in place as of March 31, 2021, plus available space, beginning January 1, 2021 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share
Year of Lease Expiration	Number of Leases Expiring(1)	Square Footage of Expiring Leases(2)	Square Footage of Expiring Leases(3)	Percent of Office Portfolio Square Feet	Annualized Base Rent(4)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(5)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(6)
Vacant		1,634,269	1,542,671	12.1%
2021	143	1,009,585	881,205	6.9	$38,025,196	6.5%	$43.15	$38,577,908	$43.78
2022	192	1,635,752	1,442,144	11.3	73,754,204	12.6	51.14	77,241,235	53.56
2023	129	1,862,776	1,441,761	11.3	67,214,785	11.5	46.62	72,480,422	50.27
2024	129	1,830,459	1,633,249	12.9	85,241,847	14.6	52.19	93,812,364	57.44
2025	81	1,591,336	1,291,883	10.3	75,659,031	12.9	58.56	84,951,136	65.76
2026	47	690,027	600,363	4.7	36,327,417	6.2	60.51	42,093,544	70.11
2027	30	558,447	462,091	3.6	26,831,721	4.6	58.07	31,686,650	68.57
2028	25	933,098	850,664	6.7	56,699,563	9.7	66.65	68,860,782	80.95
2029	16	311,382	217,548	1.7	16,275,825	2.8	74.81	19,901,523	91.48
2030	13	1,259,659	913,472	7.2	41,083,273	7.0	44.97	56,383,634	61.72
Thereafter	20	1,334,459	743,294	5.8	36,072,610	6.2	48.53	50,235,780	67.59
Building management use(7)	35	184,551	164,267	1.3	—	—	—	—	—
Signed leases not commenced(8)	16	718,406	529,689	4.2	31,384,924	5.4	59.25	46,419,287	87.63
Portfolio Total/Weighted Average	876	15,554,206	12,714,301	100.0%	$584,570,396	100.0%	52.33	$682,644,265	61.11
_____________
1.Does not include 39 month-to-month leases.
2.Total expiring square footage does not include 28,804 square feet of month-to-month leases.
3.Total expiring square footage does not include 17,139 square feet of month-to-month leases.
4.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) as of March 31, 2021, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
5.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of March 31, 2021.
6.Annualized base rent per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of March 31, 2021.
7.Reflects management offices occupied by the Company with various expiration dates.
8.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of March 31, 2021 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of March 31, 2021, divided by (ii) square footage under uncommenced leases as of March 31, 2021.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended March 31,
	2021	2020
Renewals(1)
Number of leases	30	16
Square feet	385,446	89,152
Tenant improvement costs per square foot(2)(3)	$3.49	$8.76
Leasing commission costs per square foot(2)	11.25	9.18
Total tenant improvement and leasing commission costs(2)	$14.74	$17.94

New leases(4)
Number of leases	12	32
Square feet	138,907	139,780
Tenant improvement costs per square foot(2)(3)	$72.68	$37.44
Leasing commission costs per square foot(2)	20.08	5.35
Total tenant improvement and leasing commission costs(2)	$92.76	$42.79

TOTAL
Number of leases	42	48
Square feet	524,353	228,932
Tenant improvement costs per square foot(2)(3)	$22.13	$24.99
Leasing commission costs per square foot(2)	13.62	7.02
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$35.75	$32.01
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

Financings

During the three months ended March 31, 2021, there were no borrowings on the unsecured revolving credit facility. We generally use the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements, lease commissions and capital expenditures and to provide for working capital and other corporate purposes.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. represents an update to the more detailed and comprehensive disclosures included in the 2020 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. Accordingly, you should read the following discussion in conjunction with the information included in our 2020 Annual Report on Form 10-K, as well as the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”). NOI is not a measure of operating results or cash flows from operating activities or cash flows as measured by generally accepted accounting principles in the United States (“GAAP”) and should not be considered an alternative to net income, as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions. All companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management because when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing a perspective not immediately apparent from net income. We calculate NOI as net income excluding corporate general and administrative expenses, depreciation and amortization, impairments, gains/losses on sales of real estate, interest expense, interest income, transaction-related expenses and other non-operating items. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI on a cash basis is NOI adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and other non-cash adjustments to revenue and expenses.

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2020 and still owned and included in the stabilized portfolio as of March 31, 2021; and

•Non-same-store properties, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net income to NOI:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
Net income	$11,411	$13,949	$(2,538)	(18.2)%
Adjustments:
(Income) loss from unconsolidated real estate entities	(635)	236	(871)	(369.1)
Fee income	(848)	(610)	(238)	39.0
Interest expense	30,286	26,417	3,869	14.6
Interest income	(997)	(1,025)	28	(2.7)
Transaction-related expenses	—	102	(102)	(100.0)
Unrealized (gain) loss on non-real estate investments	(5,775)	581	(6,356)	(1,094.0)
Other expense (income)	452	(314)	766	(243.9)
General and administrative	18,449	18,618	(169)	(0.9)
Depreciation and amortization	82,761	73,763	8,998	12.2
NOI	$135,104	$131,717	$3,387	2.6%

Same-store NOI	$118,307	$122,114	$(3,807)	(3.1)%
Non-same-store NOI	16,797	9,603	7,194	74.9
NOI	$135,104	$131,717	$3,387	2.6%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended March 31,
	2021	2020
Same-store office(1)
Number of properties	43	43
Rentable square feet	11,137,781	11,137,781
Ending % leased	91.6%	95.4%
Ending % occupied	91.1%	95.0%
Average % occupied for the period	91.7%	95.1%
Average annual rental rate per square foot	$53.34	$51.92

Same-store studio
Number of properties	3	3
Rentable square feet	1,224,403	1,224,403
Average % occupied for the period(2)	89.6%	92.4%
_____________
1.Excludes our unconsolidated joint venture, Bentall Centre.
2.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended March 31,
	2021			2020
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$163,731	$26,130	$189,861	$164,670	$16,443	$181,113
Service and other revenues	2,077	205	2,282	5,210	104	5,314
Total office revenues	165,808	26,335	192,143	169,880	16,547	186,427

Studio
Rental	12,153	—	12,153	12,915	—	12,915
Service and other revenues	8,823	—	8,823	6,885	—	6,885
Total studio revenues	20,976	—	20,976	19,800	—	19,800

Total revenues	186,784	26,335	213,119	189,680	16,547	206,227

Operating expenses
Office operating expenses	57,024	9,538	66,562	56,916	6,944	63,860
Studio operating expenses	11,453	—	11,453	10,650	—	10,650
Total operating expenses	68,477	9,538	78,015	67,566	6,944	74,510

Office NOI	108,784	16,797	125,581	112,964	9,603	122,567
Studio NOI	9,523	—	9,523	9,150	—	9,150
NOI	$118,307	$16,797	$135,104	$122,114	$9,603	$131,717

The following table gives further detail on our change in NOI:

	Three Months Ended March 31, 2021 as compared to Three Months Ended March 31, 2020
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(939)	(0.6)%	$9,687	58.9%	$8,748	4.8%
Service and other revenues	(3,133)	(60.1)	101	97.1	(3,032)	(57.1)
Total office revenues	(4,072)	(2.4)	9,788	59.2	5,716	3.1

Studio
Rental	(762)	(5.9)	—	—	(762)	(5.9)
Service and other revenues	1,938	28.1	—	—	1,938	28.1
Total studio revenues	1,176	5.9	—	—	1,176	5.9

Total revenues	(2,896)	(1.5)	9,788	59.2	6,892	3.3

Operating expenses
Office operating expenses	108	0.2	2,594	37.4	2,702	4.2
Studio operating expenses	803	7.5	—	—	803	7.5
Total operating expenses	911	1.3	2,594	37.4	3,505	4.7

Office NOI	(4,180)	(3.7)	7,194	74.9	3,014	2.5
Studio NOI	373	4.1	—	—	373	4.1
NOI	$(3,807)	(3.1)%	$7,194	74.9%	$3,387	2.6%

NOI increased $3.4 million, or 2.6%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily resulting from:

•a $7.2 million increase in NOI from our non-same-store properties primarily resulting from our acquisition of 1918 Eighth in December 2020.
•a $3.8 million decrease in NOI from our same-store properties driven by:
•a decrease in office NOI of $4.2 million primarily due to:
•a $3.1 million decrease in service and other revenues primarily related to a decrease in parking and other revenue at our ICON, 11601 Wilshire, 6922 Hollywood, 1455 Market, 6040 Sunset, Rincon Center and Ferry Building properties due to reduced activity during the COVID-19 pandemic; and
•a $0.9 million decrease in rental revenues primarily driven by lease terminations at our 625 Second and 11601 Wilshire properties, partially offset by the reversal of reserves against uncollected cash rents and straight-line rent receivables for two material tenants.
•partially offset by an increase in studio NOI of $0.4 million primarily due to:
•a $1.9 million increase in service and other revenues primarily resulting from increased filming activity at our studio properties;
•partially offset by a $0.8 million increase in operating expenses primarily related to higher lighting rental expense due to increased filming activity at our studio properties; and
•a $0.8 million decrease in rental revenues primarily resulting from higher vacancies at our studio properties due to the COVID-19 pandemic.

Other (Income) Expenses

Interest expense

The following table presents a reconciliation from the gross interest expense to interest expense on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020	Dollar Change	Percent Change
Gross interest expense	$33,540	$30,287	$3,253	10.7%
Capitalized interest	(5,671)	(5,115)	(556)	10.9
Amortization of deferred financing costs and loan discounts/premiums	2,417	1,245	1,172	94.1
TOTAL	$30,286	$26,417	$3,869	14.6%

Gross interest expense increased by $3.3 million, or 10.7%, to $33.5 million for the three months ended March 31, 2021 compared to $30.3 million for the three months ended March 31, 2020. The increase was primarily driven by the closing of a $900.0 million loan secured by the Hollywood Media Portfolio (July 2020) and the closing of a $314.3 million loan secured by our 1918 Eighth property (December 2020), partially offset by the paydown of Term Loan B, Term Loan D, Met Park North loan, Revolving Sunset Bronson Studios/ICON/CUE facility and outstanding borrowings on our unsecured revolving credit facility all in July 2020.

Capitalized interest increased by $0.6 million, or 10.9%, to $5.7 million for the three months ended March 31, 2021 compared to $5.1 million for the three months ended March 31, 2020.

Amortization of deferred financing costs and loan discounts/premiums increased by $1.2 million, or 94.1%, to $2.4 million for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020. The increase was primarily driven by the amortization of new issuance costs associated with our $900.0 million loan secured by the Hollywood Media Portfolio (July 2020) and $314.3 million loan secured by our 1918 Eighth property (December 2020).

General and administrative expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses decreased $0.2 million, or 0.9%, to $18.4 million for the three months ended March 31, 2021 compared to $18.6 million for the three months ended March 31, 2020. The change was primarily attributable to a decrease in non-cash compensation expense and travel and entertainment expense partially offset by an increase in bonus expense.

Depreciation and amortization expense

Depreciation and amortization expense increased $9.0 million, or 12.2%, to $82.8 million for the three months ended March 31, 2021 compared to $73.8 million for the three months ended March 31, 2020. The increase was primarily related to our acquisition of 1918 Eighth and accelerated amortization of lease intangibles resulting from an early termination at our 625 Second property.

Fee income

We recognized fee income of $0.8 million for the three months ended March 31, 2021 compared to $0.6 million for the three months ended March 31, 2020. Fee income primarily represents management fee, construction management fee and leasing commission income earned from the unconsolidated real estate entities.

Unrealized (gain) loss on non-real estate investments

We recognized an unrealized gain on our non-real estate investments of $5.8 million due to the observable changes in the fair value of the investments for the three months ended March 31, 2021.

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

Liquidity Sources

We had approximately $134.3 million of cash and cash equivalents at March 31, 2021. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service fees and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $20.1 million of which has been sold through March 31, 2021. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of March 31, 2021, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, none of which had been drawn. As of March 31, 2021, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and 10850 Pico properties, $159.0 million of which had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of March 31, 2021 (in thousands, except percentage):

March 31, 2021
Unsecured and secured debt(1)	$3,485,093
Series A preferred units	9,815
Total consolidated debt	3,494,908
Common equity capitalization(2)	4,177,448
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$7,672,356
Total consolidated debt/total consolidated market capitalization	45.6%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discount.
2.Common equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $27.13, as reported by the NYSE, on March 31, 2021.

Outstanding Indebtedness

The following table sets forth information as of March 31, 2021 and December 31, 2020 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts (in thousands):

	March 31, 2021	December 31, 2020
Unsecured debt	$1,925,000	$1,925,000
Secured debt	$1,560,093	$1,507,276
In-substance defeased debt	$130,828	$131,707
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of March 31, 2021.

Liquidity Uses

Contractual Obligations

During the three months ended March 31, 2021, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2020 Annual Report on Form 10-K. See Part I, Item 1 “Note 7 to the Consolidated Financial Statements—Debt” for information regarding our minimum future principal payments due on our outstanding debt. See Part I, Item 1 “Note 12 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum ground lease payments. See Part I, Item 1 “Note 20 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

A comparison of our cash flow activity is as follows:

	Three Months Ended March 31,
	2021	2020	Dollar Change	Percent Change
Net cash provided by operating activities	$114,695	$90,098	$24,597	27.3%
Net cash used in investing activities	$(97,214)	$(78,101)	$(19,113)	24.5%
Net cash provided by financing activities	$2,312	$333,863	$(331,551)	99.3%

Cash and cash equivalents and restricted cash were $169.3 million and $149.5 million at March 31, 2021 and December 31, 2020, respectively.

Operating Activities

Net cash provided by operating activities increased by $24.6 million, or 27.3%, to $114.7 million for the three months ended March 31, 2021 compared to $90.1 million for the three months ended March 31, 2020. The change resulted primarily from higher cash rents during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, partially offset by an increase in interest expense.

Investing Activities

Net cash used in investing activities increased by $19.1 million, or 24.5%, to $97.2 million for the three months ended March 31, 2021 compared to $78.1 million for the three months ended March 31, 2020. The change resulted primarily from greater additions to investment in real estate during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Financing Activities

Net cash provided by financing activities decreased by $331.6 million, or 99.3%, to $2.3 million for the three months ended March 31, 2021 compared to $333.9 million for the three months ended March 31, 2020. The decrease resulted primarily from $362.1 million lower borrowings on secured and unsecured debt, partially offset by $20.6 million less spent on common stock repurchases during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Indebtedness

We have an investment in an unconsolidated real estate entity pursuant to a co-ownership agreement with an affiliate of Blackstone Property Partners Lower Fund 1 LP (“Blackstone 1 LP”), the Bentall Centre property located in Vancouver, Canada. We own 20% of this joint venture and we serve as the operating partner. The unconsolidated real estate entity has mortgage indebtedness. Due to our significant influence over the unconsolidated entity, we account for the entity using the equity method of accounting. As of March 31, 2021, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by the unconsolidated entity was approximately $508.2 million and our proportionate share is approximately $101.6 million.

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

Refer to Part I, Item 1 “Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies,” for information regarding our critical accounting policies.

Non-GAAP Supplemental Financial Measure: Funds From Operations

We calculate FFO in accordance with the White Paper issued in December 2018 on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding gains and losses from sales of depreciable real estate, and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. The calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. In the December 2018 White Paper, NAREIT provided an option to include value changes in mark-to-market equity securities in the calculation of FFO. We elected this option retroactively during the fourth quarter of 2018.

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

The following table presents a reconciliation of net income to FFO (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$11,411	$13,949
Adjustments:
Depreciation and amortization—Consolidated	82,761	73,763
Depreciation and amortization—Corporate-related	(577)	(565)
Depreciation and amortization—Company’s share from unconsolidated real estate investments	1,511	1,381
Unrealized (gain) loss on non-real estate investments	(5,775)	581
FFO attributable to non-controlling interests	(16,717)	(7,093)
FFO attributable to preferred units	(153)	(153)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$72,461	$81,863

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2020 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2021 to the information provided in Part II, Item 7A, of our 2020 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition could be impacted by the discontinuing of LIBOR

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023 and changed the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Any or all of the foregoing could have an adverse effect on our financial condition, results of operations, and cash flows, or the market price of our common stock. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, may also adversely affect our business, financial condition, and results of operations.

Please review the Risk Factors set forth in our 2020 Annual Report on Form 10-K for additional risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the first quarter of 2021, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the first quarter of 2021, we issued an aggregate of 20,000 shares of our common stock in connection with restricted stock awards for no cash consideration, and a certain amount of shares of common stock was forfeited to us in connection with restricted stock awards. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s partnership agreement. During the first quarter of 2021, our operating partnership issued an aggregate of 20,000 common units to us, before forfeitures. The operating partnership also issued 60,541 long-term incentive plan units during the first quarter of 2021.

All other issuances of unregistered equity securities of our operating partnership during the three months ended March 31, 2021 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $8.4 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table summarizes the repurchases of the Company equity securities during the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Yet Be Purchased Under The Plans or Programs(3)
January 1- January 31, 2021(1)(2)	659,321	$23.39	632,109	$105,142,574
February 1 - February 28, 2021(2)	1,413	$24.15	—	$105,142,574
TOTAL	660,734	23.39	632,109	$105,142,574
_____________
1.On January 20, 2016, our board of directors authorized a share repurchase program to buy up to $100.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. On March 8, 2018, this total was increased to $250.0 million. The program does not have a termination date, and repurchases may be discontinued at any time.
2.Includes shares of common stock remitted to Hudson Pacific Properties, Inc. to satisfy tax withholding obligations in connection with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock, as reported by the NYSE, as of the date of the vesting of the related restricted stock.
3.The Maximum That May Yet Be Purchased Under the Plans or Programs is shown net of repurchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	10-K	001-34789	10.1	February 26, 2016
3.4	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
10.1	Transition Agreement, by and between Alex Vouvalides and Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P., dated February 8, 2021	8-K	001-34789	10.1	February 12, 2021
10.2	Transition Agreement, by and between Joshua Hatfield and Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P., dated February 8, 2021	8-K	001-34789	10.2	February 12, 2021
10.3	Indemnification Agreement, dated January 1, 2021, by and between Hudson Pacific Properties, Inc.and Karen Brodkin	10-K	001-34789	10.92	February 22, 2021
10.4	Form of Performance-Based LTIP Unit Agreement	10-K	001-34789	10.93	February 22, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 7, 2021	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 7, 2021	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 7, 2021	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 7, 2021	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)