Form 10-Q
period 2021-06-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2021-08-04
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at July 30, 2021 was 152,477,830.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2021 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of June 30, 2021, Hudson Pacific Properties, Inc. owned approximately 98.7% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.3% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Investment in real estate, at cost	$8,381,071	$8,215,017
Accumulated depreciation and amortization	(1,224,337)	(1,102,748)
Investment in real estate, net	7,156,734	7,112,269
Cash and cash equivalents	110,978	113,686
Restricted cash	33,967	35,854
Accounts receivable, net	16,391	22,105
Straight-line rent receivables, net	238,799	225,685
Deferred leasing costs and lease intangible assets, net	271,201	285,836
U.S. Government securities	132,222	135,115
Operating lease right-of-use assets	268,537	264,880
Prepaid expenses and other assets, net	111,087	72,667
Investment in unconsolidated real estate entities	85,736	82,105
TOTAL ASSETS	$8,425,652	$8,350,202

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,491,043	$3,399,492
In-substance defeased debt	129,971	131,707
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	253,271	235,860
Operating lease liabilities	274,408	270,014
Lease intangible liabilities, net	43,364	49,144
Security deposits and prepaid rent	84,393	92,180
Total liabilities	4,342,586	4,244,533

Commitments and contingencies (note 20)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	127,445	127,874

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 authorized, 152,319,084 shares and 151,401,365 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1,523	1,514
Additional paid-in capital	3,435,156	3,469,758
Accumulated other comprehensive loss	(2,736)	(8,133)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,433,943	3,463,139
Non-controlling interest—members in consolidated real estate entities	467,476	467,009
Non-controlling interest—units in the operating partnership	44,387	37,832
Total equity	3,945,806	3,967,980
TOTAL LIABILITIES AND EQUITY	$8,425,652	$8,350,202

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Office
Rental	$192,552	$180,654	$382,413	$361,767
Service and other revenues	3,151	3,654	5,433	8,968
Total office revenues	195,703	184,308	387,846	370,735
Studio
Rental	11,551	12,128	23,704	25,043
Service and other revenues	8,348	2,174	17,171	9,059
Total studio revenues	19,899	14,302	40,875	34,102
Total revenues	215,602	198,610	428,721	404,837
OPERATING EXPENSES
Office operating expenses	69,111	64,611	135,673	128,471
Studio operating expenses	12,466	7,951	23,919	18,601
General and administrative	17,109	17,897	35,558	36,515
Depreciation and amortization	84,178	73,516	166,939	147,279
Total operating expenses	182,864	163,975	362,089	330,866
OTHER INCOME (EXPENSE)
Income from unconsolidated real estate entities	470	410	1,105	174
Fee income	797	556	1,645	1,166
Interest expense	(30,689)	(27,930)	(60,975)	(54,347)
Interest income	937	1,048	1,934	2,073
Management services reimbursement income—unconsolidated real estate entities	626	—	626	—
Management services expense—unconsolidated real estate entities	(626)	—	(626)	—
Transaction-related expenses	(1,064)	(157)	(1,064)	(259)
Unrealized gain (loss) on non-real estate investments	5,018	(2,267)	10,793	(2,848)
Other (expense) income	(1,177)	716	(1,629)	1,030
Total other expense	(25,708)	(27,624)	(48,191)	(53,011)
Net income	7,030	7,011	18,441	20,960
Net income attributable to preferred units	(153)	(153)	(306)	(306)
Net income attributable to participating securities	(276)	(10)	(554)	(39)
Net income attributable to non-controlling interest in consolidated real estate entities	(5,549)	(3,890)	(12,179)	(7,407)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,282	770	1,964	1,403
Net income attributable to non-controlling interest in the operating partnership	(19)	(37)	(69)	(143)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,315	$3,691	$7,297	$14,468

BASIC AND DILUTED PER SHARE AMOUNTS
Net income attributable to common stockholders—basic	$0.02	$0.02	$0.05	$0.09
Net income attributable to common stockholders—diluted	$0.02	$0.02	$0.05	$0.09
Weighted average shares of common stock outstanding—basic	151,169,612	153,306,976	150,997,564	153,869,789
Weighted average shares of common stock outstanding—diluted	152,683,463	155,621,513	151,302,845	156,515,326

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$7,030	$7,011	$18,441	$20,960
Currency translation adjustments	914	2,138	1,923	(2,861)
Net unrealized gains (losses) on derivative instruments:
Unrealized losses	(160)	(1,851)	(136)	(14,129)
Reclassification adjustment for realized gains	1,872	1,648	3,683	1,511
Total net unrealized gains (losses) on derivative instruments	1,712	(203)	3,547	(12,618)
Total other comprehensive income (loss)	2,626	1,935	5,470	(15,479)
Comprehensive income	9,656	8,946	23,911	5,481
Comprehensive income attributable to preferred units	(153)	(153)	(306)	(306)
Comprehensive income attributable to participating securities	(276)	(10)	(554)	(39)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(5,549)	(3,890)	(12,179)	(7,407)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,282	770	1,964	1,403
Comprehensive (income) loss attributable to non-controlling interest in the operating partnership	(54)	(56)	(142)	9
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,906	$5,607	$12,694	$(859)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2021
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling Interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, March 31, 2021	150,760,631	$1,508	$3,423,699	$—	$(5,327)	$39,787	$476,573	$3,936,240
Distributions	—	—	—	—	—	—	(14,646)	(14,646)
Proceeds from sale of common stock, net of transaction costs	1,526,163	15	44,805	—	—	—	—	44,820
Issuance of unrestricted stock	33,246	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	(956)	—	—	—	—	—	—	—
Declared dividend	—	—	(35,591)	(2,591)	—	(560)	—	(38,742)
Amortization of stock-based compensation	—	—	2,243	—	—	5,106	—	7,349
Net income	—	—	—	2,591	—	19	5,549	8,159
Other comprehensive income	—	—	—	—	2,591	35	—	2,626
Balance, June 30, 2021	152,319,084	$1,523	$3,435,156	$—	$(2,736)	$44,387	$467,476	$3,945,806

Balance at December 31, 2020	151,401,365	$1,514	$3,469,758	$—	$(8,133)	$37,832	$467,009	$3,967,980
Contributions	—	—	—	—	—	—	15,016	15,016
Distributions	—	—	—	—	—	—	(26,728)	(26,728)
Proceeds from sale of common stock, net of transaction costs	1,526,163	15	44,805	—	—	—	—	44,820
Issuance of unrestricted stock	53,246	—	—	—	—	—	—	—
Shares repurchased	(632,109)	(6)	(14,750)	—	—	—	—	(14,756)
Shares withheld to satisfy tax withholding obligations	(29,581)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	(68,189)	(7,851)	—	(1,128)	—	(77,168)
Amortization of stock-based compensation	—	—	4,225	—	—	7,541	—	11,766
Net income	—	—	—	7,851	—	69	12,179	20,099
Other comprehensive income	—	—	—	—	5,397	73	—	5,470
Balance at June 30, 2021	152,319,084	$1,523	$3,435,156	$—	$(2,736)	$44,387	$467,476	$3,945,806

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2020
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling Interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance at March 31, 2020	153,295,905	$1,533	$3,349,706	$—	$(17,804)	$26,083	$270,236	$3,629,754
Distributions	—	—	—	—	—	—	(4,100)	(4,100)
Issuance of unrestricted stock	23,428	1	(1)	—	—	—	—	—
Declared dividend	—	—	(34,739)	(3,701)	—	(450)	—	(38,890)
Amortization of stock-based compensation	—	—	2,226	—	—	3,078	—	5,304
Net income	—	—	—	3,701	—	37	3,890	7,628
Other comprehensive income	—	—	—	—	1,916	19	—	1,935
Balance at June 30, 2020	153,319,333	$1,534	$3,317,192	$—	$(15,888)	$28,767	$270,026	$3,601,631

Balance, December 31, 2019	154,691,052	$1,546	$3,415,808	$—	$(561)	$23,082	$269,487	$3,709,362
Distributions	—	—	—	—	—	—	(6,868)	(6,868)
Issuance of unrestricted stock	179,005	3	(3)	—	—	—	—	—
Shares repurchased	(1,414,007)	(14)	(35,337)	—	—	—	—	(35,351)
Shares withheld to satisfy tax withholding obligations	(136,717)	(1)	(5,500)	—	—	—	—	(5,501)
Declared dividend	—	—	(62,366)	(14,507)	—	(900)	—	(77,773)
Amortization of stock-based compensation	—	—	4,590	—	—	6,594	—	11,184
Net income	—	—	—	14,507	—	143	7,407	22,057
Other comprehensive loss	—	—	—	—	(15,327)	(152)	—	(15,479)
Balance, June 30, 2020	153,319,333	$1,534	$3,317,192	$—	$(15,888)	$28,767	$270,026	$3,601,631

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,441	$20,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,939	147,279
Non-cash portion of interest expense	4,835	2,489
Amortization of stock-based compensation	9,878	9,618
Income from unconsolidated real estate entities	(1,105)	(174)
Unrealized (gain) loss on non-real estate investments	(10,793)	2,848
Straight-line rents	(13,114)	(26,136)
Straight-line rent expenses	737	731
Amortization of above- and below-market leases, net	(5,258)	(5,007)
Amortization of above- and below-market ground leases, net	1,175	1,176
Amortization of lease incentive costs	952	971
Distribution of income from unconsolidated entities	872	—
Change in operating assets and liabilities:
Accounts receivable	5,624	(1,244)
Deferred leasing costs and lease intangibles	(8,867)	(8,093)
Prepaid expenses and other assets	(14,899)	(14,090)
Accounts payable, accrued liabilities and other	25,301	16,911
Security deposits and prepaid rent	(7,787)	(10,755)
Net cash provided by operating activities	172,931	137,484
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(191,005)	(169,295)
Maturities of U.S. Government securities	2,889	2,825
Contributions to non-real estate investments	(8,514)	—
Distributions from unconsolidated real estate entities	908	73
Contributions to unconsolidated real estate entities	(8,325)	(461)
Net cash used in investing activities	(204,047)	(166,858)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	86,850	453,184
Payments of unsecured and secured debt	(313)	(300,294)
Payments of in-substance defeased debt	(1,736)	(1,643)
Proceeds from sale of common stock, net of transaction costs	44,820	—
Repurchase of common stock	(14,756)	(35,351)
Dividends paid to common stock and unitholders	(77,168)	(77,773)
Dividends paid to preferred unitholders	(306)	(306)
Contributions from redeemable non-controlling members in consolidated real estate entities	1,543	2,551
Distribution of redeemable non-controlling members in consolidated real estate entities	(8)	(8)
Contributions from non-controlling members in consolidated real estate entities	15,016	—
Distributions to non-controlling members in consolidated real estate entities	(26,728)	(6,868)
Payments to satisfy tax withholding obligations	(693)	(5,501)
Payment of loan costs	—	(4)
Net cash provided by financing activities	26,521	27,987
Net decrease in cash and cash equivalents and restricted cash	(4,595)	(1,387)
Cash and cash equivalents and restricted cash—beginning of period	149,540	58,258
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$144,945	$56,871

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Investment in real estate, at cost	$8,381,071	$8,215,017
Accumulated depreciation and amortization	(1,224,337)	(1,102,748)
Investment in real estate, net	7,156,734	7,112,269
Cash and cash equivalents	110,978	113,686
Restricted cash	33,967	35,854
Accounts receivable, net	16,391	22,105
Straight-line rent receivables, net	238,799	225,685
Deferred leasing costs and lease intangible assets, net	271,201	285,836
U.S. Government securities	132,222	135,115
Operating lease right-of-use assets	268,537	264,880
Prepaid expenses and other assets, net	111,087	72,667
Investment in unconsolidated real estate entities	85,736	82,105
TOTAL ASSETS	$8,425,652	$8,350,202

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,491,043	$3,399,492
In-substance defeased debt	129,971	131,707
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	253,271	235,860
Operating lease liabilities	274,408	270,014
Lease intangible liabilities, net	43,364	49,144
Security deposits and prepaid rent	84,393	92,180
Total liabilities	4,342,586	4,244,533

Commitments and contingencies (note 20)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	127,445	127,874

Capital
Hudson Pacific Properties, L.P. partners’ capital
Common units, 153,700,708 and 152,722,448 outstanding at June 30, 2021 and December 31, 2020, respectively	3,481,106	3,509,217
Accumulated other comprehensive loss	(2,776)	(8,246)
Total Hudson Pacific Properties, L.P. partners’ capital	3,478,330	3,500,971
Non-controlling interest—members in consolidated real estate entities	467,476	467,009
Total capital	3,945,806	3,967,980
TOTAL LIABILITIES AND CAPITAL	$8,425,652	$8,350,202

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Office
Rental	$192,552	$180,654	$382,413	$361,767
Service and other revenues	3,151	3,654	5,433	8,968
Total office revenues	195,703	184,308	387,846	370,735
Studio
Rental	11,551	12,128	23,704	25,043
Service and other revenues	8,348	2,174	17,171	9,059
Total studio revenues	19,899	14,302	40,875	34,102
Total revenues	215,602	198,610	428,721	404,837
OPERATING EXPENSES
Office operating expenses	69,111	64,611	135,673	128,471
Studio operating expenses	12,466	7,951	23,919	18,601
General and administrative	17,109	17,897	35,558	36,515
Depreciation and amortization	84,178	73,516	166,939	147,279
Total operating expenses	182,864	163,975	362,089	330,866
OTHER INCOME (EXPENSE)
Income from unconsolidated real estate entities	470	410	1,105	174
Fee income	797	556	1,645	1,166
Interest expense	(30,689)	(27,930)	(60,975)	(54,347)
Interest income	937	1,048	1,934	2,073
Management services reimbursement income—unconsolidated real estate entities	626	—	626	—
Management services expense—unconsolidated real estate entities	(626)	—	(626)	—
Transaction-related expenses	(1,064)	(157)	(1,064)	(259)
Unrealized gain (loss) on non-real estate investments	5,018	(2,267)	10,793	(2,848)
Other (expense) income	(1,177)	716	(1,629)	1,030
Total other expense	(25,708)	(27,624)	(48,191)	(53,011)
Net income	7,030	7,011	18,441	20,960
Net income attributable to non-controlling interest in consolidated real estate entities	(5,549)	(3,890)	(12,179)	(7,407)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,282	770	1,964	1,403
Net income attributable to Hudson Pacific Properties, L.P.	2,763	3,891	8,226	14,956
Net income attributable to preferred units	(153)	(153)	(306)	(306)
Net income attributable to participating securities	(276)	(25)	(554)	(97)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$2,334	$3,713	$7,366	$14,553

BASIC AND DILUTED PER UNIT AMOUNTS
Net income attributable to common unitholders—basic	$0.02	$0.02	$0.05	$0.09
Net income attributable to common unitholders—diluted	$0.02	$0.02	$0.05	$0.09
Weighted average shares of common units outstanding—basic	152,551,236	154,218,834	152,369,823	154,781,647
Weighted average shares of common units outstanding—diluted	152,683,463	155,012,834	152,675,104	155,906,647

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$7,030	$7,011	$18,441	$20,960
Currency translation adjustments	914	2,138	1,923	(2,861)
Net unrealized gains (losses) on derivative instruments:
Unrealized losses	(160)	(1,851)	(136)	(14,129)
Reclassification adjustment for realized gains	1,872	1,648	3,683	1,511
Total net unrealized gains (losses) on derivative instruments	1,712	(203)	3,547	(12,618)
Total other comprehensive income (loss)	2,626	1,935	5,470	(15,479)
Comprehensive income	9,656	8,946	23,911	5,481
Comprehensive income attributable to preferred units	(153)	(153)	(306)	(306)
Comprehensive income attributable to participating securities	(276)	(25)	(554)	(97)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(5,549)	(3,890)	(12,179)	(7,407)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,282	770	1,964	1,403
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARTNERS’ CAPITAL	$4,960	$5,648	$12,836	$(926)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2021
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, March 31, 2021	152,142,255	$3,465,069	$(5,402)	$3,459,667	$476,573	$3,936,240
Distributions	—	—	—	—	(14,646)	(14,646)
Proceeds from sale of common units, net of transaction costs	1,526,163	44,820	—	44,820	—	44,820
Issuance of unrestricted units	33,246	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	(956)	—	—	—	—	—
Declared distributions	—	(38,742)	—	(38,742)	—	(38,742)
Amortization of unit-based compensation	—	7,349	—	7,349	—	7,349
Net income	—	2,610	—	2,610	5,549	8,159
Other comprehensive income	—	—	2,626	2,626	—	2,626
Balance, June 30, 2021	153,700,708	$3,481,106	$(2,776)	$3,478,330	$467,476	$3,945,806

Balance at December 31, 2020	152,722,448	$3,509,217	$(8,246)	$3,500,971	$467,009	$3,967,980
Contributions	—	—	—	—	15,016	15,016
Distributions	—	—	—	—	(26,728)	(26,728)
Proceeds from sale of common units, net of transaction costs	1,526,163	44,820	—	44,820	—	44,820
Issuance of unrestricted units	113,787	—	—	—	—	—
Repurchase of common units	(632,109)	(14,756)	—	(14,756)	—	(14,756)
Units withheld to satisfy tax withholding obligations	(29,581)	(693)	—	(693)	—	(693)
Declared distributions	—	(77,168)	—	(77,168)	—	(77,168)
Amortization of unit-based compensation	—	11,766	—	11,766	—	11,766
Net income	—	7,920	—	7,920	12,179	20,099
Other comprehensive income	—	—	5,470	5,470	—	5,470
Balance at June 30, 2021	153,700,708	$3,481,106	$(2,776)	$3,478,330	$467,476	$3,945,806

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2020
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, March 31, 2020	154,207,763	$3,377,545	$(18,027)	$3,359,518	$270,236	$3,629,754
Distributions	—	—	—	—	(4,100)	(4,100)
Issuance of unrestricted units	23,428	—	—	—	—	—
Declared distributions	—	(38,890)	—	(38,890)	—	(38,890)
Amortization of unit-based compensation	—	5,304	—	5,304	—	5,304
Net income	—	3,738	—	3,738	3,890	7,628
Other comprehensive income	—	—	1,935	1,935	—	1,935
Balance, June 30, 2020	154,231,191	$3,347,697	$(16,092)	$3,331,605	$270,026	$3,601,631

Balance at December 31, 2019	155,602,910	$3,440,488	$(613)	$3,439,875	$269,487	$3,709,362
Distributions	—	—	—	—	(6,868)	(6,868)
Issuance of unrestricted units	179,005	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	(136,717)	(5,501)	—	(5,501)	—	(5,501)
Repurchase of common units	(1,414,007)	(35,351)	—	(35,351)	—	(35,351)
Declared distributions	—	(77,773)	—	(77,773)	—	(77,773)
Amortization of unit-based compensation	—	11,184	—	11,184	—	11,184
Net income	—	14,650	—	14,650	7,407	22,057
Other comprehensive loss	—	—	(15,479)	(15,479)	—	(15,479)
Balance at June 30, 2020	154,231,191	$3,347,697	$(16,092)	$3,331,605	$270,026	$3,601,631

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,441	$20,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,939	147,279
Non-cash portion of interest expense	4,835	2,489
Amortization of unit-based compensation	9,878	9,618
Loss from unconsolidated real estate entities	(1,105)	(174)
Unrealized (gain) loss on non-real estate investments	(10,793)	2,848
Straight-line rents	(13,114)	(26,136)
Straight-line rent expenses	737	731
Amortization of above- and below-market leases, net	(5,258)	(5,007)
Amortization of above- and below-market ground leases, net	1,175	1,176
Amortization of lease incentive costs	952	971
Distribution of income from unconsolidated entities	872	—
Change in operating assets and liabilities:
Accounts receivable	5,624	(1,244)
Deferred leasing costs and lease intangibles	(8,867)	(8,093)
Prepaid expenses and other assets	(14,899)	(14,090)
Accounts payable, accrued liabilities and other	25,301	16,911
Security deposits and prepaid rent	(7,787)	(10,755)
Net cash provided by operating activities	172,931	137,484
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(191,005)	(169,295)
Maturities of U.S. Government securities	2,889	2,825
Contributions to non-real estate investments	(8,514)	—
Distributions from unconsolidated real estate entities	908	73
Contributions to unconsolidated real estate entities	(8,325)	(461)
Net cash used in investing activities	(204,047)	(166,858)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	86,850	453,184
Payments of unsecured and secured debt	(313)	(300,294)
Payments of in-substance defeased debt	(1,736)	(1,643)
Proceeds from sale of common units, net of transaction costs	44,820	—
Repurchase of common units	(14,756)	(35,351)
Distributions paid to common stock and unitholders	(77,168)	(77,773)
Distributions paid to preferred unitholders	(306)	(306)
Contributions from redeemable non-controlling members in consolidated real estate entities	1,543	2,551
Distributions to redeemable non-controlling members in consolidated real estate entities	(8)	(8)
Contributions from non-controlling members in consolidated real estate entities	15,016	—
Distributions to non-controlling members in consolidated real estate entities	(26,728)	(6,868)
Payments to satisfy tax withholding obligations	(693)	(5,501)
Payment of loan costs	—	(4)
Net cash provided by financing activities	26,521	27,987
Net decrease in cash and cash equivalents and restricted cash	(4,595)	(1,387)
Cash and cash equivalents and restricted cash—beginning of period	149,540	58,258
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$144,945	$56,871

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

The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest and Western Canada. The following table summarizes the Company’s portfolio as of June 30, 2021:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	52	14,092,789
Studios	3	1,224,403
Land	6	2,504,406
Total consolidated portfolio	61	17,821,598
Unconsolidated portfolio(1)
Office	1	1,491,858
Land	2	691,000
Total unconsolidated portfolio	3	2,182,858
TOTAL(2)	64	20,004,456
_________________
1.Pursuant to a co-ownership agreement with an affiliate of Blackstone Property Partners Lower Fund 1 LP (“Blackstone 1 LP”), the Company owns 20% of the unconsolidated joint venture which owns the Bentall Centre property located in Vancouver, Canada. The Company also owns 50% of the unconsolidated joint venture entity which owns the Sunset Glenoaks Studios development. The square footage shown above represents 100% of the properties. See Note 4 for details.
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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of June 30, 2021, the Company has determined that its operating partnership and 14 joint ventures met the definition of a VIE. 12 of these joint ventures are consolidated and two are unconsolidated.

Consolidated Joint Ventures

As of June 30, 2021, the operating partnership has determined that 12 of its joint ventures met the definition of a VIE and are consolidated:

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
2.Hudson Media and Entertainment Management, LLC manages the following properties: Sunset Gower Studios, Sunset Bronson Studios, Sunset Las Palmas Studios, 6040 Sunset, ICON, CUE, EPIC and Harlow (collectively “Hollywood Media Portfolio”).

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
On November 22, 2020, the Company entered into a joint venture agreement with CPPIB US RE-3, Inc., a subsidiary of Canada Pension Plan Investment Board (“CPPIB”), to form Hudson 1918 Eighth, L.P. On December 18, 2020, the joint venture purchased the 1918 Eighth property through a wholly-owned subsidiary. The Company owns 55% of the joint venture. As of June 30, 2021, the Company has determined that this joint venture met the definition of a VIE and is consolidated.

On July 30, 2020, funds affiliated with Blackstone Property Partners (“Blackstone”) acquired a 49% interest in the Company’s Hollywood Media Portfolio. The Company retained a 51% ownership stake and remains responsible for day-to-day operations, leasing and development. As of June 30, 2021, the Company has determined that the entities included in the Hollywood Media Portfolio and the related entities met the definition of a VIE and are consolidated.

As of June 30, 2021 and December 31, 2020, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of June 30, 2021, the Company has determined it is not the primary beneficiary of two of its joint ventures. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

As of December 24, 2020, the Company owns 50% of the ownership interest in the joint venture which owns the Sunset Glenoaks Studios development. The Company serves as the operating member.

On June 5, 2019, the Company purchased, pursuant to a co-ownership agreement with Blackstone 1 LP, an affiliate of Blackstone, 20% of the ownership interest in the Bentall Centre property. The joint venture property-owning entity is structured as a tenancy in common under applicable tax laws. The Company owns 20% of this joint venture and serves as the operating partner.

The Company’s net equity investment in its unconsolidated joint ventures is reflected within investment in unconsolidated real estate entities on the Consolidated Balance Sheets. The Company’s share of net income or loss from the joint ventures is included within income from unconsolidated real estate entities on the Consolidated Statements of Operations. The Company uses the cumulative earnings approach for determining cash flow presentation of distributions from unconsolidated joint ventures. Under this approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities. Refer to Note 4 for further details regarding our investments in unconsolidated joint ventures.

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

Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements relate to ground leases and facility leases and are reflected in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Consolidated Balance Sheets. For leases with a term of 12 months or less the Company made an accounting policy election, by class of underlying asset, not to recognize ROU assets and lease liabilities. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.6%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 30 years as of June 30, 2021.

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

Revenue Recognition

The Company has compiled an inventory of its sources of revenues and has identified the following material revenue streams: (i) rental revenues (ii) tenant recoveries and other tenant-related revenues (iii) ancillary revenues (iv) other revenues (v) sale of real estate (vi) management fee income and (vii) management services reimbursement income.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Revenue Stream	Components	Financial Statement Location
Rental revenues	Office rentals, stage rentals and storage rentals	Office and studio segments: rental
Tenant recoveries and other tenant-related revenues	Reimbursement of real estate taxes, insurance, repairs and maintenance, other operating expenses and must-take parking revenues	Office segment: rental Studio segment: rental and service revenues and other
Ancillary revenues	Revenues derived from tenants’ use of lighting, equipment rental, power, HVAC and telecommunications (i.e., telephone and internet)	Studio segment: service revenues and other
Other revenues	Parking revenue that is not associated with lease agreements and other	Office and studio segments: service revenues and other
Sale of real estate	Gains on sales derived from cash consideration less cost basis	Gains on sale of real estate
Management fee income	Income derived from management services provided to unconsolidated joint venture entities	Fee income
Management services reimbursement income	Reimbursement of costs incurred by the Company in the management of unconsolidated joint venture entities	Management services reimbursement income—unconsolidated real estate entities

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

Ancillary revenues, other revenues, management fee income and management services reimbursement income are accounted for under ASC 606. These revenues have single performance obligations and are recognized at the point in time when services are rendered.

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ancillary revenues	$7,093	$1,613	$14,633	$7,412
Other revenues	$3,923	$3,837	$6,965	$9,792
Studio-related tenant recoveries	$483	$378	$1,006	$823
Management fee income	$797	$556	$1,645	$1,166
Management services reimbursement income	$626	$—	$626	$—

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	June 30, 2021	December 31, 2020
Ancillary revenues	$1,465	$1,700
Other revenues	$1,215	$1,058

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

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	June 30, 2021	December 31, 2020
Land	$1,351,888	$1,351,888
Building and improvements	5,948,317	5,840,819
Tenant improvements	742,968	728,111
Furniture and fixtures	12,881	12,250
Property under development	325,017	281,949
INVESTMENT IN REAL ESTATE, AT COST	$8,381,071	$8,215,017

Acquisitions

The Company had no acquisitions during the six months ended June 30, 2021.

Dispositions

The Company had no dispositions during the six months ended June 30, 2021.

Held for Sale

As of June 30, 2021, the Company had no properties that met the criteria to be classified as held for sale.

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

The Company did not recognize impairment charges during the six months ended June 30, 2021 and 2020.

4. Investment in Unconsolidated Real Estate Entities

As of December 24, 2020, the Company owns 50% of the ownership interest in the joint venture which owns the Sunset Glenoaks Studios development in Los Angeles, California. The Company serves as the operating member.

The Company owns 20% of the ownership interest in the joint venture that owns Bentall Centre office property and retail complex in Vancouver, Canada (“Bentall Centre”). The Company serves as the operating partner. Bentall Centre’s functional currency is the local currency, or Canadian dollars. The Company has exposure to risks related to foreign currency fluctuations. The assets and liabilities are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive loss as a separate component of total equity and are excluded from net income. The maximum exposure related to this unconsolidated joint venture is limited to the Company’s investment and $104.2 million of debt which the Company has guaranteed.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures as of:

	June 30, 2021	December 31, 2020
ASSETS
Investment in real estate, net	$880,266	$855,639
Other assets	42,943	51,118
TOTAL ASSETS	$923,209	$906,757

LIABILITIES
Secured debt, net	$517,377	$495,771
Other liabilities	39,060	52,828
TOTAL LIABILITIES	556,437	548,599

Company’s capital(1)	83,460	80,778
Partners’ capital	283,312	277,380
TOTAL CAPITAL	366,772	358,158

TOTAL LIABILITIES AND CAPITAL	$923,209	$906,757
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in income from unconsolidated real estate entities on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
TOTAL REVENUES	$20,041	$25,943	$39,427	$51,738

TOTAL EXPENSES	17,728	23,922	33,972	50,871

NET INCOME	$2,313	$2,021	$5,455	$867

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
5. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes the Company’s deferred leasing costs and lease intangibles as of:

	June 30, 2021	December 31, 2020
Deferred leasing costs and in-place lease intangibles	$351,637	$352,903
Accumulated amortization	(138,852)	(127,180)
Deferred leasing costs and in-place lease intangibles, net	212,785	225,723
Below-market ground leases	72,916	72,916
Accumulated amortization	(15,028)	(13,831)
Below-market ground leases, net	57,888	59,085
Above-market leases	1,984	2,802
Accumulated amortization	(1,456)	(1,774)
Above-market leases, net	528	1,028
DEFERRED LEASING COSTS AND LEASE INTANGIBLE ASSETS, NET	$271,201	$285,836

Below-market leases	$92,181	$98,365
Accumulated amortization	(49,628)	(50,054)
Below-market leases, net	42,553	48,311
Above-market ground leases	1,095	1,095
Accumulated amortization	(284)	(262)
Above-market ground leases, net	811	833
LEASE INTANGIBLE LIABILITIES, NET	$43,364	$49,144

The Company recognized the following amortization related to deferred leasing costs and lease intangibles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Deferred leasing costs and in-place lease intangibles(1)	$(11,654)	$(10,129)	$(23,221)	$(20,864)
Below-market ground leases(2)	$(598)	$(599)	$(1,197)	$(1,198)
Above-market leases(3)	$(76)	$(159)	$(500)	$(353)
Below-market leases(3)	$2,815	$2,622	$5,758	$5,360
Above-market ground leases(2)	$11	$11	$22	$22
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

Accounts Receivable

As of June 30, 2021, accounts receivable was $16.4 million and there was no allowance for doubtful accounts. As of December 31, 2020, accounts receivable was $22.1 million and there was no allowance for doubtful accounts.

Straight-Line Rent Receivables

As of June 30, 2021, straight-line rent receivables was $238.8 million and there was a $19.0 thousand allowance for doubtful accounts. As of December 31, 2020, straight-line rent receivables was $226.0 million and there was a $0.3 million allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

7. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	June 30, 2021	December 31, 2020
Deposits and pre-development costs for future acquisitions	$40,470	$28,488
Prepaid insurance	12,550	5,100
Goodwill	8,754	8,754
Non-real estate investments	21,646	4,088
Stock purchase warrant	1,839	—
Deferred financing costs	695	1,216
Prepaid property tax	—	2,138
Interest rate cap derivative asset	5	5
Other	25,128	22,878
PREPAID EXPENSES AND OTHER ASSETS, NET	$111,087	$72,667

Goodwill

No goodwill impairment indicators have been identified during the three and six months ended June 30, 2021.

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized gain (loss) on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized gain of $5.1 million and $9.0 million on its non-real estate investments during the three and six months ended June 30, 2021, respectively, due to the observable changes in fair value. The Company recognized an unrealized loss of $0.7 million and $1.2 million on its non-real estate investments during the three and six months ended June 30, 2020, respectively, due to the observable changes in fair value.

Stock Purchase Warrant

The Company holds an investment in a stock purchase warrant that gives the Company the right to purchase a fixed number of shares of common stock of a non-real estate investee. The warrant meets the definition of a derivative and is measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative asset are included in unrealized gain (loss) on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $0.1 million and an unrealized gain of $1.8 million related to the change in the fair value of the stock purchase warrant during the three and six months ended June 30, 2021, respectively. No gain or loss was recognized related to the change in the fair value of the stock purchase warrant during the three and six months ended June 30, 2020.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
8. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	June 30, 2021	December 31, 2020	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$—	$—	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Series A notes	110,000	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
Total unsecured debt	1,925,000	1,925,000

Secured debt
Hollywood Media Portfolio, net(5)(6)	792,186	792,186	LIBOR + 2.15%	8/9/2022
10950 Washington(7)	25,404	25,717	5.32%	3/11/2022
One Westside and 10850 Pico(8)	192,923	106,073	LIBOR + 1.70%	12/18/2023	(4)
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(9)	314,300	314,300	LIBOR + 1.70%	12/18/2025
Hill7(10)	101,000	101,000	3.38%	11/6/2028
Total secured debt	1,593,813	1,507,276
Total unsecured and secured debt	3,518,813	3,432,276
Unamortized deferred financing costs and loan discounts/premiums(11)	(27,770)	(32,784)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,491,043	$3,399,492

IN-SUBSTANCE DEFEASED DEBT(12)	$129,971	$131,707	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(13)	$66,136	$66,136	4.50%	10/9/2028
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2021, which may be different than the interest rates as of December 31, 2020 for corresponding indebtedness.
2.The rate is based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of June 30, 2021, no such election had been made.
3.The Company has a total capacity of $600.0 million available under its unsecured revolving credit facility.
4.The maturity date may be extended once for an additional one-year term.
5.The Company owns 51% of the ownership interest in the consolidated joint venture that owns the Hollywood Media Portfolio. The joint venture holds a $900.0 million mortgage loan secured by the Hollywood Media Portfolio. This loan has an initial term of two years from the first payment date, with three one-year extension options, subject to certain requirements. The Company and Blackstone each purchased bonds comprising the loan in the amounts of $107.8 million and $12.5 million, respectively.
6.The interest rate on a portion of the outstanding loan balance has been effectively fixed through the use of interest rate swaps under the first payments approach. As of June 30, 2021, the LIBOR component of the interest rate was fixed at 1.76% with respect to $350.0 million and 1.43% with respect to $125.0 million of the loan secured by the Hollywood Media Portfolio, respectively.
7.Monthly debt service includes debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.
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
11.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. See Note 7 for details.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
12.The Company owns 75% of the ownership interest in the joint venture that owns the One Westside and 10850 Pico properties. The full amount of the loan is shown. Monthly debt service includes debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.
13.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property. The maturity date may be extended twice for an additional two-year term each.

Current Year Activity

During the six months ended June 30, 2021, there were no borrowings on the unsecured revolving credit facility. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of June 30, 2021:

Year	Unsecured and Secured Debt	In-substance Defeased Debt	Joint Venture Partner Debt
Remaining 2021	$319	$1,758	$—
2022	817,271	128,213	—
2023	352,923	—	—
2024	—	—	—
2025	741,300	—	—
Thereafter	1,607,000	—	66,136
TOTAL	$3,518,813	$129,971	$66,136

Unsecured Revolving Credit Facility

The following table summarizes the balance and key terms of the unsecured revolving credit facility as of:

	June 30, 2021	December 31, 2020
Outstanding borrowings	$—	$—
Remaining borrowing capacity	600,000	600,000
TOTAL BORROWING CAPACITY	$600,000	$600,000
Interest rate(1)	LIBOR + 1.05% to 1.50%
Annual facility fee rate(1)	0.15% or 0.30%
Contractual maturity date(2)	3/13/2022
_________________
1.The rate is based on the operating partnership’s leverage ratio. The Company has the option to make an irrevocable election to change the interest rate depending on the Company’s credit rating. As of June 30, 2021, no such election had been made.
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes existing covenants and their covenant levels as of June 30, 2021 related to the unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	39.4%
Unsecured indebtedness to unencumbered asset value	≤ 60%	37.7%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.6x
Secured indebtedness to total asset value	≤ 45%	18.7%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.4x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of June 30, 2021:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	41.0%
Total unencumbered assets to unsecured debt	≥ 150%	291.7%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	3.8x
Secured debt to total assets	≤ 45%	19.2%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes and 4.65% Senior Notes.

The operating partnership was in compliance with its financial covenants as of June 30, 2021.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company guarantees the operating partnership’s unsecured debt.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross interest expense(1)	$33,889	$31,165	$67,429	$61,451
Capitalized interest	(5,618)	(4,479)	(11,289)	(9,593)
Amortization of deferred financing costs and loan discounts/premiums	2,418	1,244	4,835	2,489
INTEREST EXPENSE	$30,689	$27,930	$60,975	$54,347
_________________
1.Includes interest on the Company’s debt and hedging activities and term loans.

9. Derivatives

The Company enters into derivatives in order to hedge interest rate risk.

The Company had three interest rate swaps with aggregate notional amounts of $475.0 million as of June 30, 2021 and December 31, 2020. These derivatives were designated as effective cash flow hedges for accounting purposes.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company had one interest rate cap contract with an aggregate notional amount of $900.0 million as of June 30, 2021 and December 31, 2020. The interest rate cap is not designated under hedge accounting and is accounted for under mark-to-market accounting.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of June 30, 2021 and December 31, 2020:

					Interest Rate Range(1)		Fair Value (Liabilities) Assets
Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Low	High	June 30, 2021	December 31, 2020
Interest rate swaps
Hollywood Media Portfolio(2)	2	$350,000	April 2015	April 2022	2.96%	3.46%	(4,341)	(7,112)
Hollywood Media Portfolio(2)	1	125,000	June 2016	November 2022	2.63%	3.13%	(2,191)	(2,994)
Interest rate cap					Strike rate
Hollywood Media Portfolio	1	$900,000	July 2020	August 2022	3.50%		$5	$5
TOTAL							$(6,527)	$(10,101)
_____________
1.The rate is based on the fixed rate from the swap and the spread based on the operating partnership’s leverage ratio.
2.The swaps were designated under the first payments approach within hedge accounting, where the Company elected to designate a cash flow (LIBOR-based interest payments) instead of a specific piece of debt.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of June 30, 2021, the Company expects $6.0 million of unrealized loss included in accumulated other comprehensive loss will be reclassified as an increase to interest expense in the next 12 months.

10. U.S. Government Securities

The Company had U.S. Government securities of $132.2 million and $135.1 million as of June 30, 2021 and December 31, 2020, respectively. The acquisition of the One Westside and 10850 Pico properties in 2018 included the assumption of debt that was, in substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. The Company has both the intent and ability to hold to maturity. As of June 30, 2021, the Company has incurred $4.2 million of gross unrealized gains and no gross unrealized losses related to the U.S. Government securities.

The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date as of June 30, 2021:

	Carrying Value	Fair Value
Due in 1 year	$132,222	$136,436
TOTAL	$132,222	$136,436

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2021, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2016. The Company has assessed its tax positions for all open years, which as of June 30, 2021 included 2017 to 2019 for Federal purposes and 2016 to 2019 for state purposes, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of June 30, 2021:

Year Ended	Non-cancellable	Subject to Early Termination Options	Total (1)
Remaining 2021	$311,520	$3,714	$315,234
2022	594,199	16,171	610,370
2023	548,483	23,475	571,958
2024	486,552	18,290	504,842
2025	347,429	54,345	401,774
Thereafter	1,514,190	206,961	1,721,151
TOTAL	$3,802,373	$322,956	$4,125,329
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of thirteen ground leases, one office lease and one fitness facility lease as of June 30, 2021. The Company’s operating lease obligations have expiration dates ranging from 2023 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of June 30, 2021, the present value of the remaining contractual payments of $605.9 million under the Company’s operating lease agreements was $274.4 million. The corresponding operating lease right-of-use assets amounted to $268.5 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of June 30, 2021:

Year	Lease Payments[1]
Remaining 2021	$9,666
2022	19,341
2023	19,129
2024	19,096
2025	19,109
Thereafter	519,518
Total operating lease payments	605,859
Less: interest portion	(331,451)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$274,408
_____________
1.Future minimum lease payments for operating leases denominated in Canadian dollars are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Variable rental expense	$2,494	$2,100	$5,108	$4,256
Minimum rental expense	$5,551	$4,991	$10,542	$9,982

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate cap derivative asset(1)	$—	$5	$—	$5	$—	$5	$—	$5
Interest rate swap derivative liabilities(2)	$—	$(6,532)	$—	$(6,532)	$—	$(10,106)	$—	$(10,106)
Non-real estate investments measured at fair value(1)	$2,030	$1,672	$—	$3,702	$—	$750	$—	$750
Stock purchase warrant(1)	$—	$1,839	$—	$1,839	$—	$—	$—	$—
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$17,944	$—	$—	$—	$3,338
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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
U.S. Government securities	$132,222	$136,436	$135,115	$140,270
LIABILITIES
Unsecured debt(1)	$1,925,000	$2,058,872	$1,925,000	$2,072,833
Secured debt(1)	$1,593,813	$1,592,751	$1,507,276	$1,503,960
In-substance defeased debt	$129,971	$130,267	$131,707	$131,633
Joint venture partner debt	$66,136	$69,288	$66,136	$68,346
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

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expensed stock compensation(1)	$6,340	$4,723	$9,878	$9,618
Capitalized stock compensation(2)	1,009	581	1,888	1,566
TOTAL STOCK COMPENSATION(3)	$7,349	$5,304	$11,766	$11,184
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and six months ended months ended June 30, 2021 and 2020, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Basic net income available to common stockholders	$2,315	$3,691	$7,297	$14,468
Effect of dilutive instruments	18	39	—	146
Diluted net income available to common stockholders	$2,333	$3,730	$7,297	$14,614
Denominator:
Basic weighted average common shares outstanding	151,169,612	153,306,976	150,997,564	153,869,789
Effect of dilutive instruments(1)	1,513,851	2,314,537	305,281	2,645,537
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	152,683,463	155,621,513	151,302,845	156,515,326
Basic earnings per common share	$0.02	$0.02	$0.05	$0.09
Diluted earnings per common share	$0.02	$0.02	$0.05	$0.09
________________
1.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and six months ended June 30, 2021 and 2020, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit for net income available to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Basic and diluted net income available to common unitholders	$2,334	$3,713	$7,366	$14,553
Denominator:
Basic weighted average common units outstanding	152,551,236	154,218,834	152,369,823	154,781,647
Effect of dilutive instruments(1)	132,227	794,000	305,281	1,125,000
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	152,683,463	155,012,834	152,675,104	155,906,647
Basic earnings per common unit	$0.02	$0.02	$0.05	$0.09
Diluted earnings per common unit	$0.02	$0.02	$0.05	$0.09
________________
1.The operating partnership includes unvested awards as contingently issuable units in the computation of diluted earnings per unit once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per unit calculation.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
16. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of June 30, 2021 and December 31, 2020, there were 392,598 series A preferred units of partnership interest in the operating partnership (“series A preferred units”) which are not owned by the Company.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities	Series A Redeemable Preferred Units	Consolidated Entities
BEGINNING OF PERIOD	$9,815	$128,661	$9,815	$127,874
Contributions	—	74	—	1,543
Distributions	—	(8)	—	(8)
Declared dividend	(153)	—	(306)	—
Net income (loss)	153	(1,282)	306	(1,964)
END OF PERIOD	$9,815	$127,445	$9,815	$127,445

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2020	$(11,378)	$3,245	$(8,133)
Unrealized (losses) gains recognized in OCI	(134)	1,897	1,763
Reclassification adjustment for realized gains(1)	3,634	—	3,634
Net change in OCI	3,500	1,897	5,397
BALANCE AT JUNE 30, 2021	$(7,878)	$5,142	$(2,736)
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2020	$(11,485)	$3,239	$(8,246)
Unrealized (losses) gains recognized in OCI	(136)	1,923	1,787
Reclassification adjustment for realized gains(1)	3,683	—	3,683
Net change in OCI	3,547	1,923	5,470
BALANCE AT JUNE 30, 2021	$(7,938)	$5,162	$(2,776)
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
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Current Year Activity

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	June 30, 2021	December 31, 2020
Company-owned common units in the operating partnership	152,319,084	151,401,365
Company’s ownership interest percentage	99.1%	99.1%
Non-controlling units in the operating partnership(1)	1,381,624	1,321,083
Non-controlling ownership interest percentage	0.9%	0.9%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and outside investors. As of June 30, 2021, this amount represents both common units and performance units in the amount of 550,969 and 830,655, respectively. As of December 31, 2020, this amount represents both common units and performance units in the amount of 550,969 and 770,114, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the six months ended June 30, 2021.

The Company’s at-the-market (“ATM”) program permits sales of up to $125.0 million of common stock. The Company utilized the ATM program during the six months ended June 30, 2021 and sold 1,526,163 shares of common stock at sale prices ranging from $29.53 to $30.17 per share for total proceeds of $45.7 million, before transaction costs. A cumulative total of $65.8 million has been sold as of June 30, 2021.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under its share repurchase program. During the six months ended June 30, 2021, the Company repurchased $14.7 million of its common stock, before transaction costs. Since commencement of the program, a cumulative total of $144.9 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Dividends

The Board declares dividends on a quarterly basis and the Company pays the dividends during the quarters in which the dividends are declared. The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock	$0.25	$0.25	$0.50	$0.50
Common units	$0.25	$0.25	$0.50	$0.50
Series A preferred units	$0.3906	$0.3906	$0.7812	$0.7812
Performance units	$0.25	$0.25	$0.50	$0.50
Payment date	June 28, 2021	June 29, 2020	N/A	N/A
Record date	June 18, 2021	June 19, 2020	N/A	N/A

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

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Office segment
Office revenues	$195,703	$184,308	$387,846	$370,735
Office expenses	(69,111)	(64,611)	(135,673)	(128,471)
Office segment profit	126,592	119,697	252,173	242,264
Studio segment
Studio revenues	19,899	14,302	40,875	34,102
Studio expenses	(12,466)	(7,951)	(23,919)	(18,601)
Studio segment profit	7,433	6,351	16,956	15,501
TOTAL SEGMENT PROFIT	$134,025	$126,048	$269,129	$257,765

Segment revenues	$215,602	$198,610	$428,721	$404,837
Segment expenses	(81,577)	(72,562)	(159,592)	(147,072)
TOTAL SEGMENT PROFIT	$134,025	$126,048	$269,129	$257,765

The table below is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME	$7,030	$7,011	$18,441	$20,960
General and administrative	17,109	17,897	35,558	36,515
Depreciation and amortization	84,178	73,516	166,939	147,279
Income from unconsolidated real estate entities	(470)	(410)	(1,105)	(174)
Fee income	(797)	(556)	(1,645)	(1,166)
Interest expense	30,689	27,930	60,975	54,347
Interest income	(937)	(1,048)	(1,934)	(2,073)
Management services reimbursement income—unconsolidated real estate entities	(626)	—	(626)	—
Management services expense—unconsolidated real estate entities	626	—	626	—
Transaction-related expenses	1,064	157	1,064	259
Unrealized (gain) loss on non-real estate investments	(5,018)	2,267	(10,793)	2,848
Other expense (income)	1,177	(716)	1,629	(1,030)
TOTAL PROFIT FROM ALL SEGMENTS	$134,025	$126,048	$269,129	$257,765

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

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and a fitness facility. As of June 30, 2021, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $6.0 million and $6.1 million, respectively. During the six months ended June 30, 2021, the Company recognized $0.6 million of related rental expense in management services expense—unconsolidated joint ventures on the Consolidated Statement of Operations related to these leases.

20. Commitments and Contingencies

Non-Real Estate Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $28.0 million. As of June 30, 2021, the Company has contributed $12.6 million to these funds, net of distributions, with $15.4 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2021, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of June 30, 2021, the Company had outstanding letters of credit totaling approximately $2.8 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties. As of June 30, 2021, the Company had $163.2 million in outstanding obligations under the agreements.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for interest, net of capitalized interest	$56,034	$48,794
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$134,516	$162,454
Lease liabilities recorded in connection with right-of-use assets	$6,688	$—
Nonrefundable deposit for sale of non-controlling interest	$—	$50,000

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for interest, net of capitalized interest	$56,034	$48,794
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$134,516	$162,454
Lease liabilities recorded in connection with right-of-use assets	$6,688	$—
Nonrefundable deposit for sale of non-controlling interest	$—	$50,000

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc:

	Six Months Ended June 30,
	2021	2020
BEGINNING OF PERIOD
Cash and cash equivalents	$113,686	$46,224
Restricted cash	35,854	12,034
TOTAL	$149,540	$58,258

END OF PERIOD
Cash and cash equivalents	$110,978	$45,052
Restricted cash	33,967	11,819
TOTAL	$144,945	$56,871

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, L.P.:

	Six Months Ended June 30,
	2021	2020
BEGINNING OF PERIOD
Cash and cash equivalents	$113,686	$46,224
Restricted cash	35,854	12,034
TOTAL	$149,540	$58,258

END OF PERIOD
Cash and cash equivalents	$110,978	$45,052
Restricted cash	33,967	11,819
TOTAL	$144,945	$56,871

22. Subsequent Events

On July 29, 2021, the Company purchased, through a joint venture with an affiliate of Blackstone, a 91-acre site located north of central London, England for future studio development for a total purchase price of $167.5 million, before certain credits, prorations and closing costs. The Company owns 35% of this joint venture. In anticipation of this transaction, on July 22, 2021 the Company borrowed $50.0 million under its unsecured revolving credit facility.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, see Part I, Item 1 “Financial Statements of Hudson Pacific Properties, Inc.,” “Financial Statements of Hudson Pacific Properties, L.P.” and “Notes to Unaudited Consolidated Financial Statements.” Statements in this Item 2 contain forward-looking statements. For a discussion of important risks related to our business and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking statements, see Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

Impact of COVID-19

During 2020, the spread of COVID-19 had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which our properties are located and the broader financial markets. As of June 30, 2021, the COVID-19 pandemic is ongoing. We continue to closely monitor its impact on all aspects of our business and geographies, including how it will impact our tenants and business partners. We did not incur significant disruptions during the three months ended June 30, 2021 from the COVID-19 pandemic. In 2021, the economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. With the increased availability of vaccines, we have begun to see increases in physical occupancy at our properties. We cannot predict, however, how the COVID-19 pandemic may impact our operations in the future, including the continued return to office by our tenants, occupancy rates and the demand for office space in the future. Recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. This uncertainty precludes any predictions as to the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the second half of 2021 and future periods.

During the pandemic, the commercial real estate market came under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. As a result, the COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which we and our tenants operate. Although these restrictions have now largely been lifted in the west coast markets in which we operate, recovery continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates. Overall, among other unanticipated consequences, there remains significant uncertainty regarding the timing and duration of the economic recovery, the disruptions to, and volatility in, the credit and financial markets and in consumer spending.

Given the uncertainty of the COVID-19 pandemic’s near- and potential long-term impact on our business, and in order to preserve our liquidity position, our Board of Directors will continue to evaluate our dividend policy. We intend to continue to operate our business in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes. We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments. The extent to which the COVID-19 pandemic continues to impact the businesses of our tenants, and our operations and financial condition, will depend on future developments that remain uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and such containment measures, among others. The factors described above, as well as additional factors that we may not currently be aware of, could materially negatively impact our ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for office space at our properties, difficulties in accessing capital, impairment of our long-lived assets and other impacts that could materially and adversely affect our business, results of operations, financial condition and ability to pay distributions to stockholders. See Part II, Item 1A “Risk Factors.”

For the foregoing reasons, the comparability of our results of operations for the three months ended June 30, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on us, see Part II, Item 1A, “Risk Factors.”

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at June 30, 2021, our office portfolio consisted of approximately 15.6 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of June 30, 2021, our studio portfolio consisted of 1.2 million square feet of in-service properties and our land portfolio consisted of 3.2 million developable square feet. Our consolidated and unconsolidated portfolio consists of 64 properties (41 wholly-owned properties, 15 properties owned by joint ventures and eight land properties) located in 11 California submarkets, three Seattle submarkets and one Western Canada submarket, totaling approximately 20.0 million square feet.

As of June 30, 2021, our in-service office portfolio was 91.4% leased (including leases not yet commenced). Our same-store studio properties were 88.0% leased for the average percent leased for the 12 months ended June 30, 2021.

The following table summarizes our portfolio as of June 30, 2021:

In-Service Portfolio	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
Office
Same-store(4)	45	12,661,812	91.2%	92.4%	$50.62
Non-same store(5)	2	899,041	97.1	97.4	38.48
Total stabilized	47	13,560,853	91.6	92.7	49.77
Lease-up(5)(6)	3	1,049,706	75.0	75.3	59.73
Total in-service	50	14,610,559	90.4	91.4	50.36
Repositioning(5)(7)	1	277,088	—	—	—
Redevelopment(5)	2	697,000	—	83.8	—
Total office	53	15,584,647
Studio
Same-store(8)	3	1,224,403		88.0	41.02
Total studio	3	1,224,403
Total office and studio properties	56	16,809,050
Land(9)	8	3,195,406
TOTAL	64	20,004,456
____________

1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of June 30, 2021, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended June 30, 2021, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of June 30, 2021. Annualized base rent does not reflect tenant reimbursements. Annualized base rent per square foot for studio properties is calculated as (i) annual base rent divided by (ii) square footage under leased as of June 30, 2021.
4.Includes office properties owned and included in our stabilized portfolio as of April 1, 2020 and still owned and included in the stabilized portfolio as of June 30, 2021.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of June 30, 2021.
7.Includes 79,056 square feet at Page Mill Center, 61,066 square feet at Metro Plaza, 51,417 square feet at 10850 Pico, 36,905 square feet at Rincon Center and 12,740 square feet at Palo Alto Square. Additionally, the entire building totaling 35,904 square feet at 95 Jackson was moved to repositioning as of first quarter 2021.
8.Includes studio properties owned and included in our portfolio as of April 1, 2020 and still owned and included in our portfolio as of June 30, 2021.
9.Includes 538,164 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights in the first quarter of 2019.

Overview

Acquisitions

We had no acquisitions during the six months ended June 30, 2021.

Dispositions

We had no dispositions during the six months ended June 30, 2021.

Held for Sale

We had no properties classified as held for sale as of June 30, 2021.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of June 30, 2021:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
One Westside(2)	West Los Angeles	584,000	Q1-2022	Q2-2023
Total Under Construction		584,000

Future Development Pipeline:
Washington 1000	Denny Triangle	538,164	TBD	TBD
Bentall Centre—Development(3)	Downtown Vancouver	450,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Glenoaks Studios—Development(4)	Los Angeles	241,000	Q3-2023	Q2-2024
Sunset Bronson Studios Lot D—Development(5)	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development(5)(6)	Hollywood	478,845	TBD	TBD
Sunset Las Palmas Studios—Development(5)	Hollywood	617,581	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
Total Future Development Pipeline		3,195,406
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT		3,779,406

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
4.We own 50% of the ownership interest in the unconsolidated joint venture that owns Sunset Glenoaks Studios.
5.We own 51% of the ownership interest in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.
6.Estimated square footage for Sunset Gower Studios development is net of 130,169 square feet of anticipated demolition in connection with the development.

The timing of completion of our projects may be impacted by factors outside of our control, including government restrictions and/or social distancing requirements affecting construction projects due to the COVID-19 pandemic.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of June 30, 2021, plus available space, beginning January 1, 2021 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share(1)
Year of Lease Expiration	Number of Leases Expiring(2)	Square Footage of Expiring Leases(3)	Square Footage of Expiring Leases(4)	Percent of Office Portfolio Square Feet	Annualized Base Rent(5)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(6)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(7)
Vacant		1,639,745	1,545,927	12.2%
2021	104	653,302	600,851	4.7	$25,846,529	4.4%	$43.02	$26,304,814	$43.78
2022	201	1,708,680	1,502,451	11.8	76,367,384	13.0	50.83	79,689,623	53.04
2023	132	1,869,030	1,452,382	11.4	68,253,288	11.6	46.99	73,196,185	50.40
2024	144	1,939,847	1,704,771	13.4	89,218,528	15.1	52.33	97,516,659	57.20
2025	83	1,604,636	1,305,986	10.3	76,996,070	13.1	58.96	86,085,604	65.92
2026	49	694,380	604,716	4.8	36,679,207	6.2	60.66	42,290,014	69.93
2027	34	625,004	523,941	4.1	28,675,892	4.9	54.73	34,584,575	66.01
2028	26	933,095	850,661	6.7	56,802,624	9.7	66.77	69,218,649	81.37
2029	17	316,024	220,921	1.7	16,687,175	2.8	75.53	20,236,336	91.60
2030	13	1,259,659	913,472	7.2	41,519,395	7.1	45.45	56,400,853	61.74
Thereafter	23	1,391,225	760,900	6.0	38,679,459	6.6	50.83	53,134,158	69.83
Building management use(8)	37	188,952	167,456	1.3	—	—	—	—	—
Signed leases not commenced(9)	30	734,357	561,186	4.4	32,107,744	5.5	57.21	46,207,376	82.34
Portfolio Total/Weighted Average	893	15,557,936	12,715,621	100.0%	$587,833,295	100.0%	$52.63	$684,864,846	$61.31
_____________
1.Calculated based on the Company’s consolidated portfolio, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based on the Company’s percentage ownership interests), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based on the partners’ percentage ownership interests).
2.Does not include 35 month-to-month leases.
3.Total expiring square footage does not include 26,711 square feet of month-to-month leases.
4.Total expiring square footage does not include 16,148 square feet of month-to-month leases.
5.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) as of June 30, 2021, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
6.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of June 30, 2021.

7.Annualized base rent per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of June 30, 2021.
8.Reflects management offices occupied by the Company with various expiration dates.
9.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of June 30, 2021 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of June 30, 2021, divided by (ii) square footage under uncommenced leases as of June 30, 2021.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Renewals(1)
Number of leases	35	29	65	45
Square feet	336,398	82,419	721,844	171,571
Tenant improvement costs per square foot(2)(3)	$9.17	$0.80	$6.14	$4.93
Leasing commission costs per square foot(2)	4.65	3.27	8.17	6.34
Total tenant improvement and leasing commission costs(2)	$13.82	$4.07	$14.31	$11.27

New leases(4)
Number of leases	38	8	50	40
Square feet	173,799	25,010	312,706	164,790
Tenant improvement costs per square foot(2)(3)	$53.06	$57.71	$62.99	$41.03
Leasing commission costs per square foot(2)	13.09	10.34	16.63	6.24
Total tenant improvement and leasing commission costs(2)	$66.15	$68.05	$79.62	$47.27

TOTAL
Number of leases	73	37	115	85
Square feet	510,197	107,429	1,034,550	336,361
Tenant improvement costs per square foot(2)(3)	$22.00	$14.05	$22.07	$21.23
Leasing commission costs per square foot(2)	7.11	4.92	10.54	6.30
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$29.11	$18.97	$32.61	$27.53
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

Financings

During the six months ended June 30, 2021, there were no borrowings on the unsecured revolving credit facility. We generally use the unsecured revolving credit facility to finance the acquisition of other properties, to provide funds for tenant improvements, lease commissions and capital expenditures and to provide for working capital and other corporate purposes.

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

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of April 1, 2020 and still owned and included in the stabilized portfolio as of June 30, 2021; and

•Non-same-store properties, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net income to NOI:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Net income	$7,030	$7,011	$19	0.3%
Adjustments:
Income from unconsolidated real estate entities	(470)	(410)	(60)	14.6
Fee income	(797)	(556)	(241)	43.3
Interest expense	30,689	27,930	2,759	9.9
Interest income	(937)	(1,048)	111	(10.6)
Management services reimbursement income—unconsolidated real estate entities	626	—	626	—
Management services expense—unconsolidated real estate entities	(626)	—	(626)	—
Transaction-related expenses	1,064	157	907	577.7
Unrealized (gain) loss on non-real estate investments	(5,018)	2,267	(7,285)	(321.3)
Other expense (income)	1,177	(716)	1,893	(264.4)
General and administrative	17,109	17,897	(788)	(4.4)
Depreciation and amortization	84,178	73,516	10,662	14.5
NOI	$134,025	$126,048	$7,977	6.3%

Same-store NOI	$115,609	$116,834	$(1,225)	(1.0)%
Non-same-store NOI	18,416	9,214	9,202	99.9
NOI	$134,025	$126,048	$7,977	6.3%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended June 30,
	2021	2020
Same-store office
Number of properties	44	44
Rentable square feet	11,169,954	11,169,954
Ending % leased	91.7%	94.7%
Ending % occupied	90.6%	94.2%
Average % occupied for the period	90.5%	94.3%
Average annual rental rate per square foot	$53.63	$52.57

Same-store studio
Number of properties	3	3
Rentable square feet	1,224,403	1,224,403
Average % occupied for the period(1)	88.0%	92.6%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended June 30,
	2021			2020
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$164,533	$28,019	$192,552	$165,397	$15,257	$180,654
Service and other revenues	2,880	271	3,151	3,303	351	3,654
Total office revenues	167,413	28,290	195,703	168,700	15,608	184,308

Studio
Rental	11,551	—	11,551	12,128	—	12,128
Service and other revenues	8,348	—	8,348	2,174	—	2,174
Total studio revenues	19,899	—	19,899	14,302	—	14,302

Total revenues	187,312	28,290	215,602	183,002	15,608	198,610

Operating expenses
Office operating expenses	59,237	9,874	69,111	58,217	6,394	64,611
Studio operating expenses	12,466	—	12,466	7,951	—	7,951
Total operating expenses	71,703	9,874	81,577	66,168	6,394	72,562

Office NOI	108,176	18,416	126,592	110,483	9,214	119,697
Studio NOI	7,433	—	7,433	6,351	—	6,351
NOI	$115,609	$18,416	$134,025	$116,834	$9,214	$126,048

The following table gives further detail on our change in NOI:

	Three Months Ended June 30, 2021 as compared to Three Months Ended June 30, 2020
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(864)	(0.5)%	$12,762	83.6%	$11,898	6.6%
Service and other revenues	(423)	(12.8)	(80)	(22.8)	(503)	(13.8)
Total office revenues	(1,287)	(0.8)	12,682	81.3	11,395	6.2

Studio
Rental	(577)	(4.8)	—	—	(577)	(4.8)
Service and other revenues	6,174	284.0	—	—	6,174	284.0
Total studio revenues	5,597	39.1	—	—	5,597	39.1

Total revenues	4,310	2.4	12,682	81.3	16,992	8.6

Operating expenses
Office operating expenses	1,020	1.8	3,480	54.4	4,500	7.0
Studio operating expenses	4,515	56.8	—	—	4,515	56.8
Total operating expenses	5,535	8.4	3,480	54.4	9,015	12.4

Office NOI	(2,307)	(2.1)	9,202	99.9	6,895	5.8
Studio NOI	1,082	17.0	—	—	1,082	17.0
NOI	$(1,225)	(1.0)%	$9,202	99.9%	$7,977	6.3%

NOI increased $8.0 million, or 6.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily resulting from:

•a $9.2 million increase in NOI from our non-same-store properties primarily resulting from the acquisition of our 1918 Eighth property in December 2020 and a lease commenced at our Harlow property (Company 3).
•a $1.2 million decrease in NOI from our same-store properties driven by:
•a decrease in office NOI of $2.3 million primarily due to:
•a $1.0 million increase in office operating expenses primarily resulting from an increase in security, parking, insurance and engineering expense; and
•a $0.9 million decrease in rental revenues primarily resulting from certain retail tenants paying percentage rent in lieu of base rent at our Ferry Building property and lease terminations at our 625 Second and 11601 Wilshire properties, partially offset by increases in rental revenues resulting from the reversal of reserves for uncollectible rents at our 901 Market property and a lease commenced at our Clocktower Square property (Rivian Automotive).
•partially offset by an increase in studio NOI of $1.1 million primarily due to:
•a $6.2 million increase in service and other revenues primarily resulting from an increase in lighting and grip services at our studio properties;
•partially offset by a $4.5 million increase in operating expenses primarily resulting from higher lighting rental expense driven by the increase in lighting services, an increase in earthquake insurance premium due to greater coverage and a prior period property tax assessment for our Sunset Gower Studios property.

Other (Income) Expenses

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2021	2020	Dollar Change	Percent Change
Gross interest expense	$33,889	$31,165	$2,724	8.7%
Capitalized interest	(5,618)	(4,479)	(1,139)	25.4
Amortization of deferred financing costs and loan discounts/premiums	2,418	1,244	1,174	94.4
TOTAL	$30,689	$27,930	$2,759	9.9%

Gross interest expense increased by $2.7 million, or 8.7%, to $33.9 million for the three months ended June 30, 2021 compared to $31.2 million for the three months ended June 30, 2020. The increase was primarily driven by the issuance of a $900.0 million loan secured by the Hollywood Media Portfolio (July 2020) and the closing of a $314.3 million loan secured by our 1918 Eighth property (December 2020), partially offset by the paydown of Term Loan B, Term Loan D, the Met Park North loan, the Revolving Sunset Bronson Studios/ICON/CUE facility and outstanding borrowings on our unsecured revolving credit facility all in July 2020.

Capitalized interest increased by $1.1 million, or 25.4%, to $5.6 million for the three months ended June 30, 2021 compared to $4.5 million for the three months ended June 30, 2020. The increase was primarily driven by our One Westside redevelopment property and our Page Mill Center, Metro Plaza and 95 Jackson repositioning projects, partially offset by the completion of our Harlow development property.

Amortization of deferred financing costs and loan discounts/premiums increased by $1.2 million, or 94.4%, to $2.4 million for the three months ended June 30, 2021 compared to $1.2 million for the three months ended June 30, 2020. The increase was primarily driven by the amortization of new issuance costs associated with the $900.0 million loan secured by the Hollywood Media Portfolio (July 2020) and the $314.3 million loan secured by our 1918 Eighth property (December 2020).

General and administrative expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses decreased $0.8 million, or 4.4%, to $17.1 million for the three months ended June 30, 2021 compared to $17.9 million for the three months ended June 30, 2020. The change was primarily attributable to decreases in bonus and payroll expense, partially offset by increases in non-cash compensation and travel and entertainment expenses.

Depreciation and amortization expense

Depreciation and amortization expense increased $10.7 million, or 14.5%, to $84.2 million for the three months ended June 30, 2021 compared to $73.5 million for the three months ended June 30, 2020. The increase was primarily related to our acquisition of 1918 Eighth and the completion of certain development and redevelopment properties in late 2020.

Fee income

We recognized fee income of $0.8 million for the three months ended June 30, 2021 compared to $0.6 million for the three months ended June 30, 2020. Fee income primarily represents management fee, construction management fee and leasing commission income earned from the unconsolidated real estate entities.

Unrealized gain on non-real estate investments

We recognized an unrealized gain on our non-real estate investments of $5.0 million due to the observable changes in the fair value of the investments for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2020 and still owned and included in the stabilized portfolio as of June 30, 2021; and

•Non-same-store properties, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties

The following table reconciles net income to NOI:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2021	2020
Net income	$18,441	$20,960	$(2,519)	(12.0)%
Adjustments:
Income from unconsolidated real estate entities	(1,105)	(174)	(931)	535.1
Fee income	(1,645)	(1,166)	(479)	41.1
Interest expense	60,975	54,347	6,628	12.2
Interest income	(1,934)	(2,073)	139	6.7
Management services reimbursement income—unconsolidated real estate entities	626	—	626	—
Management services expense—unconsolidated real estate entities	(626)	—	(626)	—
Transaction-related expenses	1,064	259	805	310.8
Unrealized (gain) loss on non-real estate investments	(10,793)	2,848	(13,641)	(479.0)
Other expense (income)	1,629	(1,030)	2,659	(258.2)
General and administrative	35,558	36,515	(957)	(2.6)
Depreciation and amortization	166,939	147,279	19,660	13.3
NOI	$269,129	$257,765	$11,364	4.4%

Same-store NOI	233,699	239,469	(5,770)	(2.4)
Non-same-store NOI	35,430	18,296	17,134	93.6
NOI	$269,129	$257,765	$11,364	4.4%

The following table summarizes certain statistics of our same-store office and studio properties:

	Six Months Ended June 30,
	2021	2020
Same-store office
Number of properties	43	43
Rentable square feet	11,125,041	11,125,041
Ending % leased	91.6%	94.6%
Ending % occupied	90.6%	94.0%
Average % occupied for the period	91.2%	94.6%
Average annual rental rate per square foot	$53.68	$52.64

Same-store studio
Number of properties	3	3
Rentable square feet	1,224,403	1,224,403
Average % occupied for the period(1)	88.0%	92.6%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Six Months Ended June 30,
	2021			2020
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$328,122	$54,291	$382,413	$329,907	$31,860	$361,767
Service and other revenues	4,532	901	5,433	8,512	456	8,968
Total office revenues	332,654	55,192	387,846	338,419	32,316	370,735

Studio
Rental	23,704	—	23,704	25,043	—	25,043
Service and other revenues	17,171	—	17,171	9,059	—	9,059
Total studio revenues	40,875	—	40,875	34,102	—	34,102

Total revenues	373,529	55,192	428,721	372,521	32,316	404,837

Operating expenses
Office operating expenses	115,911	19,762	135,673	114,451	14,020	128,471
Studio operating expenses	23,919	—	23,919	18,601	—	18,601
Total operating expenses	139,830	19,762	159,592	133,052	14,020	147,072

Office NOI	216,743	35,430	252,173	223,968	18,296	242,264
Studio NOI	16,956	—	16,956	15,501	—	15,501
NOI	$233,699	$35,430	$269,129	$239,469	$18,296	$257,765

The following table gives further detail on our change in NOI:

	Six Months Ended June 30, 2021 as compared to Six Months Ended June 30, 2020
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(1,785)	(0.5)%	$22,431	70.4%	$20,646	5.7%
Service and other revenues	(3,980)	(46.8)	445	97.6	(3,535)	(39.4)
Total office revenues	(5,765)	(1.7)	22,876	70.8	17,111	4.6

Studio
Rental	(1,339)	(5.3)	—	—	(1,339)	(5.3)
Service and other revenues	8,112	89.5	—	—	8,112	89.5
Total studio revenues	6,773	19.9	—	—	6,773	19.9

Total revenues	1,008	0.3	22,876	70.8	23,884	5.9

Operating expenses
Office operating expenses	1,460	1.3	5,742	41.0	7,202	5.6
Studio operating expenses	5,318	28.6	—	—	5,318	28.6
Total operating expenses	6,778	5.1	5,742	41.0	12,520	8.5

Office NOI	(7,225)	(3.2)	17,134	93.6	9,909	4.1
Studio NOI	1,455	9.4	—	—	1,455	9.4
NOI	$(5,770)	(2.4)%	$17,134	93.6%	$11,364	4.4%

NOI increased $11.4 million, or 4.4%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily resulting from:

•a $17.1 million increase in NOI from our non-same-store properties primarily resulting from the acquisition of our 1918 Eighth property in December 2020 and a lease commenced at our Harlow property (Company 3).
•a $5.8 million decrease in NOI from our same-store properties driven by:
•a decrease in office NOI of $7.2 million primarily due to:
•a $4.0 million decrease in service and other revenues primarily resulting from a decrease in parking revenue at our ICON, 11601 Wilshire, 6040 Sunset, 505 First and Met Park North properties due to reduced activity during the COVID-19 pandemic;
•a $1.8 million decrease in rental revenues primarily resulting from tenant vacancies at our 11601 Wilshire and 625 Second properties and certain retail tenants paying percentage rent in lieu of base rent at our Ferry Building property, partially offset by increases in rental revenues resulting from the reversal of reserves for uncollectible rents at our 901 Market property and a lease commenced at our Clocktower Square property (Rivian Automotive); and
•a $1.5 million increase in operating expenses primarily resulting from an increase in real estate tax, security and insurance expense, as well as a prior period property tax assessment for our ICON property.
•an increase in studio NOI of $1.5 million primarily due to:
•an $8.1 million increase in service and other revenues primarily resulting from an increase in lighting and grip services at our studio properties;
•partially offset by a $5.3 million increase in operating expenses primarily resulting from higher lighting rental expense driven by the increase in lighting services, an increase in earthquake insurance premium due to greater coverage and a prior period property tax assessment for our Sunset Gower Studios property; and
•a $1.3 million decrease in rental revenues primarily resulting from higher vacancies at our studio properties due to the COVID-19 pandemic.

Other Expenses (Income)

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Six Months Ended June 30,
	2021	2020	Dollar Change	Percent Change
Gross interest expense	$67,429	$61,451	$5,978	9.7%
Capitalized interest	(11,289)	(9,593)	(1,696)	17.7
Amortization of deferred financing costs and loan discounts/premiums	4,835	2,489	2,346	94.3
TOTAL	$60,975	$54,347	$6,628	12.2%

Gross interest expense increased by $6.0 million, or 9.7%, to $67.4 million for the six months ended June 30, 2021 compared to $61.5 million for the six months ended June 30, 2020. The increase was primarily driven by the issuance of a $900.0 million loan secured by the Hollywood Media Portfolio (July 2020) and the closing of a $314.3 million loan secured by our 1918 Eighth property (December 2020), partially offset by the paydown of Term Loan B, Term Loan D, Met Park North loan, Revolving Sunset Bronson Studios/ICON/CUE facility and outstanding borrowings on our unsecured revolving credit facility all in July 2020.

Capitalized interest increased by $1.7 million, or 17.7%, to $11.3 million for the six months ended June 30, 2021 compared to $9.6 million for the six months ended June 30, 2020. The increase was primarily driven by our One Westside redevelopment property and our Page Mill Center, Metro Plaza and 95 Jackson repositioning projects, partially offset by the completion of our Harlow development property.

Amortization of deferred financing costs and loan discounts/premiums increased by $2.3 million, or 94.3%, to $4.8 million for the six months ended June 30, 2021 compared to $2.5 million for the six months ended June 30, 2020. The increase was primarily driven by the amortization of new issuance costs associated with the $900.0 million loan secured by the Hollywood Media Portfolio (July 2020) and the $314.3 million loan secured by our 1918 Eighth property (December 2020).

General and administrative expenses

General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. General and administrative expenses decreased $1.0 million, or 2.6%, to $35.6 million for the six months ended June 30, 2021 compared to $36.5 million for the six months ended June 30, 2020. The change was primarily attributable to decreases in shareholder relations, payroll and travel and entertainment expenses, offset by increases in non-cash compensation and bonus expenses.

Depreciation and amortization expense

Depreciation and amortization expense increased $19.7 million, or 13.3%, to $166.9 million for the six months ended June 30, 2021 compared to $147.3 million for the six months ended June 30, 2020. The increase was primarily related to our acquisition of 1918 Eighth, the accelerated amortization of lease intangibles resulting from an early termination at our 625 Second property and the completion of certain development and redevelopment properties in late 2020.

Fee income

We recognized fee income of $1.6 million for the six months ended June 30, 2021 compared to $1.2 million for the six months ended June 30, 2020. Fee income primarily represents management fee, construction management fee and leasing commission income earned from our unconsolidated real estate entities.

Unrealized gain on non-real estate investments

We recognized an unrealized gain on our non-real estate investments of $10.8 million due to the observable changes in the fair value of the investments for the six months ended June 30, 2021.

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

Liquidity Sources

We had approximately $111.0 million of cash and cash equivalents at June 30, 2021. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service fees and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through June 30, 2021. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of June 30, 2021, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, none of which had been drawn. As of June 30, 2021, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and 10850 Pico properties, $192.9 million of which had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of June 30, 2021 (in thousands, except percentage):

June 30, 2021
Unsecured and secured debt(1)	$3,518,813
Series A preferred units	9,815
Total consolidated debt	3,528,628
Common equity capitalization(2)	4,327,204
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$7,855,832
Total consolidated debt/total consolidated market capitalization	44.9%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Common equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $27.82, as reported by the NYSE, on June 30, 2021.

Outstanding Indebtedness

The following table sets forth information as of June 30, 2021 and December 31, 2020 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	June 30, 2021	December 31, 2020
Unsecured debt	$1,925,000	$1,925,000
Secured debt	$1,593,813	$1,507,276
In-substance defeased debt	$129,971	$131,707
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of June 30, 2021.

Liquidity Uses

Contractual Obligations

During the six months ended June 30, 2021, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2020 Annual Report on Form 10-K. See Part I, Item 1 “Note 8 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. See Part I, Item 1 “Note 12 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. See Part I, Item 1 “Note 20 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

A comparison of our cash flow activity is as follows:

	Six Months Ended June 30,
	2021	2020	Dollar Change	Percent Change
Net cash provided by operating activities	$172,931	$137,484	$35,447	25.8%
Net cash used in investing activities	$(204,047)	$(166,858)	$(37,189)	22.3%
Net cash provided by financing activities	$26,521	$27,987	$(1,466)	(5.2)%

Cash and cash equivalents and restricted cash were $144.9 million and $149.5 million at June 30, 2021 and December 31, 2020, respectively.

Operating Activities

Net cash provided by operating activities increased by $35.4 million, or 25.8%, to $172.9 million for the six months ended June 30, 2021 compared to $137.5 million for the six months ended June 30, 2020. The change primarily resulted from higher cash rents during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, partially offset by increases in interest expense and studio cash operating expenses.

Investing Activities

Net cash used in investing activities increased by $37.2 million, or 22.3%, to $204.0 million for the six months ended June 30, 2021 compared to $166.9 million for the six months ended June 30, 2020. The change primarily resulted from a $21.7 million increase in additions to investment in real estate, an $8.5 million increase in contributions to non-real estate investments and a $7.9 million increase in contributions to unconsolidated real estate entities during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 remained relatively flat compared to net cash provided by financing activities for the six months ended June 30, 2020. Proceeds from unsecured and secured debt and payments of unsecured and secured debt decreased $366.3 million and $300.0 million, respectively, resulting in a net decrease to net cash provided by financing activities of $66.4 million. In addition, there was a $19.9 million increase in distributions to non-controlling members in consolidated real estate entities. This activity was offset by an increase in proceeds from the sale of common stock of $44.8 million, a decrease in repurchases of common stock of $20.6 million and an increase in contributions from non-controlling members in consolidated real estate entities of $15.0 million.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Indebtedness

We have an investment in an unconsolidated real estate entity pursuant to a co-ownership agreement with an affiliate of Blackstone Property Partners Lower Fund 1 LP (“Blackstone 1 LP”), the Bentall Centre property located in Vancouver, Canada. We own 20% of this joint venture and we serve as the operating partner. The unconsolidated real estate entity has mortgage indebtedness. Due to our significant influence over the unconsolidated entity, we account for the entity using the equity method of accounting. As of June 30, 2021, the aggregate carrying amount of debt, including both our and our partner’s share, incurred by the unconsolidated entity was approximately $521.0 million and our proportionate share is approximately $104.2 million.

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

The following table presents a reconciliation of net income to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$7,030	$7,011	$18,441	$20,960
Adjustments:
Depreciation and amortization—Consolidated	84,178	73,516	166,939	147,279
Depreciation and amortization—Corporate-related	(590)	(574)	(1,167)	(1,139)
Depreciation and amortization—Company’s share from unconsolidated real estate entities	1,550	1,355	3,061	2,736
Unrealized (gain) loss on non-real estate investments	(5,018)	2,267	(10,793)	2,848
Tax impact of unrealized gain on non-real estate investment	1,876	—	1,876	—
FFO attributable to non-controlling interests	(15,839)	(6,801)	(32,462)	(13,894)
FFO attributable to preferred units	(153)	(153)	(306)	(306)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$73,034	$76,621	$145,589	$158,484

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2020 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2021 to the information provided in Part II, Item 7A, of our 2020 Annual Report on Form 10-K.

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

Any or all of the foregoing could have an adverse effect on our financial condition, results of operations and cash flows, or the market price of our common stock. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, may also adversely affect our business, financial condition and results of operations.

Please review the Risk Factors set forth in our 2020 Annual Report on Form 10-K for additional risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the second quarter of 2021, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the second quarter of 2021, we issued an aggregate of 33,246 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with tax withholding obligations. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the second quarter of 2021, our operating partnership issued an aggregate of 33,246 units to us in connection with this transaction.

During the second quarter of 2021, we issued an aggregate of 1,526,163 shares of our common stock in connection with our ATM program for net proceeds of $44.8 million. Pursuant to the Agreement of Limited Partnership, for each share of common stock issued by us our operating partnership issued a common unit to us. During the second quarter of 2021, our operating partnership issued an aggregate of 1,526,163 common units to us in connection with this transaction.

All other issuances of unregistered equity securities of our operating partnership during the six months ended June 30, 2021 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $8.4 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table summarizes the repurchases of the Company equity securities during the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum That May Yet Be Purchased Under The Plans or Programs(3)
April 1 - April 30, 2021(1)(4)	956	$23.49	—	$105,142,574
TOTAL	956	23.49	—	$105,142,574
_____________
1.Includes shares of common stock remitted to Hudson Pacific Properties, Inc. to satisfy tax withholding obligations in connection with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock, as reported by the NYSE, as of the date of the vesting of the related restricted stock.
2.Our board of directors authorized a share repurchase program to buy up to $250.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. The program does not have a termination date, and repurchases may commence or be discontinued at any time.
3.The maximum that may yet be purchased under the plans or programs is shown net of repurchases.
4.Represents an adjustment to the number of shares of common stock remitted to Hudson Pacific Properties, Inc. to satisfy tax withholding obligations in connection with the vesting of certain restricted stock in December 2020.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	Fourth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	10-K	001-34789	10.1	February 26, 2016
3.4	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
10.1	Second Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan**+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
____________

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	Denotes a management contract or compensatory plan or arrangement.
+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 4, 2021	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 4, 2021	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 4, 2021	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 4, 2021	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)