Form 10-Q
period 2021-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2021-10-29
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at October 22, 2021 was 152,478,496.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of September 30, 2021, Hudson Pacific Properties, Inc. owned approximately 98.7% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.3% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Investment in real estate, at cost	$8,446,491	$8,215,017
Accumulated depreciation and amortization	(1,285,137)	(1,102,748)
Investment in real estate, net	7,161,354	7,112,269
Non-real estate property, plant and equipment, net	60,318	8,444
Cash and cash equivalents	110,500	113,686
Restricted cash	109,737	35,854
Accounts receivable, net	24,730	22,105
Straight-line rent receivables, net	241,281	225,685
Deferred leasing costs and intangible assets, net	335,619	285,836
U.S. Government securities	130,103	135,115
Operating lease right-of-use assets	273,997	264,880
Prepaid expenses and other assets, net	98,693	55,469
Investment in unconsolidated real estate entities	152,516	82,105
Goodwill	105,149	8,754
TOTAL ASSETS	$8,803,997	$8,350,202

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,910,405	$3,399,492
In-substance defeased debt	129,105	131,707
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	307,091	235,860
Operating lease liabilities	280,210	270,014
Intangible liabilities, net	40,257	49,144
Security deposits and prepaid rent	79,250	92,180
Total liabilities	4,812,454	4,244,533

Commitments and contingencies (note 23)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	129,348	127,874

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Common stock, $0.01 par value, 490,000,000 authorized, 152,320,252 shares and 151,401,365 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1,523	1,514
Additional paid-in capital	3,389,693	3,469,758
Accumulated other comprehensive loss	(4,448)	(8,133)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,386,768	3,463,139
Non-controlling interest—members in consolidated real estate entities	417,255	467,009
Non-controlling interest—units in the operating partnership	48,357	37,832
Total equity	3,852,380	3,967,980
TOTAL LIABILITIES AND EQUITY	$8,803,997	$8,350,202

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Office
Rental	$197,941	$178,256	$580,354	$540,023
Service and other revenues	3,925	2,460	9,358	11,428
Total office revenues	201,866	180,716	589,712	551,451
Studio
Rental	12,768	11,724	36,472	36,767
Service and other revenues	12,998	3,845	30,169	12,904
Total studio revenues	25,766	15,569	66,641	49,671
Total revenues	227,632	196,285	656,353	601,122
OPERATING EXPENSES
Office operating expenses	71,865	66,075	207,538	194,546
Studio operating expenses	12,044	9,034	35,963	27,635
General and administrative	18,288	17,428	53,846	53,943
Depreciation and amortization	88,568	75,052	255,507	222,331
Total operating expenses	190,765	167,589	552,854	498,455
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate entities	566	(105)	1,671	69
Fee income	678	575	2,323	1,741
Interest expense	(30,825)	(29,838)	(91,800)	(84,185)
Interest income	934	1,056	2,868	3,129
Management services reimbursement income—unconsolidated real estate entities	253	—	879	—
Management services expense—unconsolidated real estate entities	(253)	—	(879)	—
Transaction-related expenses	(6,300)	(181)	(7,364)	(440)
Unrealized gain (loss) on non-real estate investments	827	513	11,620	(2,335)
Impairment loss	(2,762)	—	(2,762)	—
Loss on extinguishment of debt	(6,249)	(2,654)	(6,249)	(2,654)
Other income (expense)	82	576	(1,547)	1,606
Total other expense	(43,049)	(30,058)	(91,240)	(83,069)
Net (loss) income	(6,182)	(1,362)	12,259	19,598
Net income attributable to preferred units	(153)	(153)	(459)	(459)
Net income attributable to participating securities	(276)	(109)	(830)	(321)
Net income attributable to non-controlling interest in consolidated real estate entities	(3,585)	(5,170)	(15,764)	(12,577)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	816	1,304	2,780	2,707
Net loss (income) attributable to non-controlling interest in the operating partnership	85	54	16	(89)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,295)	$(5,436)	$(1,998)	$8,859

BASIC AND DILUTED PER SHARE AMOUNTS
Net (loss) income attributable to common stockholders—basic	$(0.06)	$(0.04)	$(0.01)	$0.06
Net (loss) income attributable to common stockholders—diluted	$(0.06)	$(0.04)	$(0.01)	$0.06
Weighted average shares of common stock outstanding—basic	152,320,252	153,196,007	151,443,305	153,643,278
Weighted average shares of common stock outstanding—diluted	152,320,252	153,196,007	151,443,305	156,030,815

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(6,182)	$(1,362)	$12,259	$19,598
Currency translation adjustments	(3,511)	1,210	(1,588)	(1,651)
Net unrealized gains (losses) on derivative instruments:
Unrealized losses	(243)	(177)	(379)	(14,306)
Reclassification adjustment for realized gains	2,019	2,087	5,702	3,598
Total net unrealized gains (losses) on derivative instruments	1,776	1,910	5,323	(10,708)
Total other comprehensive (loss) income	(1,735)	3,120	3,735	(12,359)
Comprehensive (loss) income	(7,917)	1,758	15,994	7,239
Comprehensive income attributable to preferred units	(153)	(153)	(459)	(459)
Comprehensive income attributable to participating securities	(276)	(109)	(830)	(321)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(3,585)	(5,170)	(15,764)	(12,577)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	816	1,304	2,780	2,707
Comprehensive loss (income) attributable to non-controlling interest in the operating partnership	108	27	(34)	36
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,007)	$(2,343)	$1,687	$(3,375)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2021
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling Interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2021	152,319,084	$1,523	$3,435,156	$—	$(2,736)	$44,387	$467,476	$3,945,806
Contributions	—	—	—	—	—	—	9,702	9,702
Distributions	—	—	—	—	—	—	(63,508)	(63,508)
Transaction costs	—	—	(232)	—	—	—	—	(232)
Issuance of unrestricted stock	1,168	—	—	—	—	—	—	—
Declared dividend	—	—	(47,204)	9,019	—	(560)	—	(38,745)
Amortization of stock-based compensation	—	—	1,973	—	—	4,638	—	6,611
Net (loss) income	—	—	—	(9,019)	—	(85)	3,585	(5,519)
Other comprehensive loss	—	—	—	—	(1,712)	(23)	—	(1,735)
Balance, September 30, 2021	152,320,252	$1,523	$3,389,693	$—	$(4,448)	$48,357	$417,255	$3,852,380

Balance, December 31, 2020	151,401,365	$1,514	$3,469,758	$—	$(8,133)	$37,832	$467,009	$3,967,980
Contributions	—	—	—	—	—	—	24,718	24,718
Distributions	—	—	—	—	—	—	(90,236)	(90,236)
Proceeds from sale of common stock, net of transaction costs	1,526,163	15	44,573	—	—	—	—	44,588
Issuance of unrestricted stock	54,414	—	—	—	—	—	—	—
Shares repurchased	(632,109)	(6)	(14,750)	—	—	—	—	(14,756)
Shares withheld to satisfy tax withholding obligations	(29,581)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	(115,393)	1,168	—	(1,688)	—	(115,913)
Amortization of stock-based compensation	—	—	6,198	—	—	12,179	—	18,377
Net income	—	—	—	(1,168)	—	(16)	15,764	14,580
Other comprehensive income	—	—	—	—	3,685	50	—	3,735
Balance, September 30, 2021	152,320,252	$1,523	$3,389,693	$—	$(4,448)	$48,357	$417,255	$3,852,380

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2020
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling Interest
	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2020	153,319,333	$1,534	$3,317,192	$—	$(15,888)	$28,767	$270,026	$3,601,631
Contributions	—	—	—	—	—	—	372,451	372,451
Distributions	—	—	—	—	—	—	(2,723)	(2,723)
Transaction costs	—	—	(16,073)	—	—	—	—	(16,073)
Issuance of unrestricted stock	1,286			—	—	—	—	—
Shares repurchased	(1,177,127)	(12)	(26,580)	—	—	—	—	(26,592)
Declared dividend	—	—	(43,730)	5,327	—	(450)	—	(38,853)
Amortization of stock-based compensation	—	—	2,296	—	—	3,246	—	5,542
Net (loss) income	—	—	—	(5,327)	—	(54)	5,170	(211)
Other comprehensive income	—	—	—	—	3,093	27	—	3,120
Balance, September 30, 2020	152,143,492	$1,522	$3,233,105	$—	$(12,795)	$31,536	$644,924	$3,898,292

Balance, December 31, 2019	154,691,052	$1,546	$3,415,808	$—	$(561)	$23,082	$269,487	$3,709,362
Contributions	—	—	—	—	—	—	372,451	372,451
Distributions	—	—	—	—	—	—	(9,591)	(9,591)
Transaction costs	—	—	(16,073)	—	—	—	—	(16,073)
Issuance of unrestricted stock	180,291	3	(3)	—	—	—	—	—
Shares repurchased	(2,591,134)	(26)	(61,917)	—	—	—	—	(61,943)
Shares withheld to satisfy tax withholding obligations	(136,717)	(1)	(5,500)	—	—	—	—	(5,501)
Declared dividend	—	—	(106,096)	(9,180)	—	(1,350)	—	(116,626)
Amortization of stock-based compensation	—	—	6,886	—	—	9,840	—	16,726
Net income	—	—	—	9,180	—	89	12,577	21,846
Other comprehensive loss	—	—	—	—	(12,234)	(125)	—	(12,359)
Balance, September 30, 2020	152,143,492	$1,522	$3,233,105	$—	$(12,795)	$31,536	$644,924	$3,898,292

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,259	$19,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,507	222,331
Non-cash portion of interest expense	7,508	4,603
Amortization of stock-based compensation	15,718	14,409
Income from unconsolidated real estate entities	(1,671)	(69)
Unrealized (gain) loss on non-real estate investments	(11,620)	2,335
Straight-line rents	(15,596)	(31,182)
Straight-line rent expenses	1,079	1,096
Amortization of above- and below-market leases, net	(8,281)	(7,457)
Amortization of above- and below-market ground leases, net	1,764	1,763
Amortization of lease incentive costs	1,427	1,437
Distribution of income from unconsolidated entities	1,437	—
Impairment loss	2,762	—
Loss on extinguishment of debt	6,249	2,654
Change in operating assets and liabilities:
Accounts receivable	4,526	(1,129)
Deferred leasing costs and lease intangibles	(11,696)	(9,767)
Prepaid expenses and other assets	(18,665)	(17,586)
Accounts payable, accrued liabilities and other	55,735	55,055
Security deposits and prepaid rent	(12,930)	(10,201)
Net cash provided by operating activities	285,512	247,890
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(271,102)	(308,909)
Acquisitions of businesses	(209,854)	—
Maturities of U.S. Government securities	5,002	4,121
Contributions to non-real estate investments	(10,530)	—
Distributions from non-real estate investments	13	—
Distributions from unconsolidated real estate entities	1,246	573
Contributions to unconsolidated real estate entities	(73,098)	(989)
Additions to non-real estate property, plant and equipment	(2,279)	—
Net cash used in investing activities	(560,602)	(305,204)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,304,352	1,391,651
Payments of unsecured and secured debt	(792,656)	(1,149,943)
Payments of in-substance defeased debt	(2,602)	(2,470)
Proceeds from sale of common stock	44,974	—
Transaction costs	(386)	(16,073)
Repurchases of common stock	(14,756)	(53,475)
Dividends paid to common stock and unitholders	(115,913)	(116,626)
Dividends paid to preferred unitholders	(459)	(459)
Contributions from redeemable non-controlling members in consolidated real estate entities	4,262	4,351
Distributions to redeemable non-controlling members in consolidated real estate entities	(8)	(8)
Contributions from non-controlling members in consolidated real estate entities	24,718	372,451
Distributions to non-controlling members in consolidated real estate entities	(90,236)	(9,591)
Payments to satisfy tax withholding obligations	(693)	(5,501)
Payments of loan costs	(14,810)	(10,978)
Net cash provided by financing activities	345,787	403,329
Net increase in cash and cash equivalents and restricted cash	70,697	346,015
Cash and cash equivalents and restricted cash—beginning of period	149,540	58,258
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$220,237	$404,273

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Investment in real estate, at cost	$8,446,491	$8,215,017
Accumulated depreciation and amortization	(1,285,137)	(1,102,748)
Investment in real estate, net	7,161,354	7,112,269
Non-real estate property, plant and equipment, net	60,318	8,444
Cash and cash equivalents	110,500	113,686
Restricted cash	109,737	35,854
Accounts receivable, net	24,730	22,105
Straight-line rent receivables, net	241,281	225,685
Deferred leasing costs and intangible assets, net	335,619	285,836
U.S. Government securities	130,103	135,115
Operating lease right-of-use assets	273,997	264,880
Prepaid expenses and other assets, net	98,693	55,469
Investment in unconsolidated real estate entities	152,516	82,105
Goodwill	105,149	8,754
TOTAL ASSETS	$8,803,997	$8,350,202

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,910,405	$3,399,492
In-substance defeased debt	129,105	131,707
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	307,091	235,860
Operating lease liabilities	280,210	270,014
Intangible liabilities, net	40,257	49,144
Security deposits and prepaid rent	79,250	92,180
Total liabilities	4,812,454	4,244,533

Commitments and contingencies (note 23)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	129,348	127,874

Capital
Hudson Pacific Properties, L.P. partners’ capital
Common units, 153,701,876 and 152,722,448 outstanding at September 30, 2021 and December 31, 2020, respectively	3,439,636	3,509,217
Accumulated other comprehensive loss	(4,511)	(8,246)
Total Hudson Pacific Properties, L.P. partners’ capital	3,435,125	3,500,971
Non-controlling interest—members in consolidated real estate entities	417,255	467,009
Total capital	3,852,380	3,967,980
TOTAL LIABILITIES AND CAPITAL	$8,803,997	$8,350,202

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Office
Rental	$197,941	$178,256	$580,354	$540,023
Service and other revenues	3,925	2,460	9,358	11,428
Total office revenues	201,866	180,716	589,712	551,451
Studio
Rental	12,768	11,724	36,472	36,767
Service and other revenues	12,998	3,845	30,169	12,904
Total studio revenues	25,766	15,569	66,641	49,671
Total revenues	227,632	196,285	656,353	601,122
OPERATING EXPENSES
Office operating expenses	71,865	66,075	207,538	194,546
Studio operating expenses	12,044	9,034	35,963	27,635
General and administrative	18,288	17,428	53,846	53,943
Depreciation and amortization	88,568	75,052	255,507	222,331
Total operating expenses	190,765	167,589	552,854	498,455
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate entities	566	(105)	1,671	69
Fee income	678	575	2,323	1,741
Interest expense	(30,825)	(29,838)	(91,800)	(84,185)
Interest income	934	1,056	2,868	3,129
Management services reimbursement income—unconsolidated real estate entities	253	—	879	—
Management services expense—unconsolidated real estate entities	(253)	—	(879)	—
Transaction-related expenses	(6,300)	(181)	(7,364)	(440)
Unrealized gain (loss) on non-real estate investments	827	513	11,620	(2,335)
Impairment loss	(2,762)	—	(2,762)	—
Loss on extinguishment of debt	(6,249)	(2,654)	(6,249)	(2,654)
Other income (expense)	82	576	(1,547)	1,606
Total other expense	(43,049)	(30,058)	(91,240)	(83,069)
Net (loss) income	(6,182)	(1,362)	12,259	19,598
Net income attributable to non-controlling interest in consolidated real estate entities	(3,585)	(5,170)	(15,764)	(12,577)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	816	1,304	2,780	2,707
Net (loss) income attributable to Hudson Pacific Properties, L.P.	(8,951)	(5,228)	(725)	9,728
Net income attributable to preferred units	(153)	(153)	(459)	(459)
Net income attributable to participating securities	(276)	(261)	(830)	(780)
NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(9,380)	$(5,642)	$(2,014)	$8,489

BASIC AND DILUTED PER UNIT AMOUNTS
Net (loss) income attributable to common unitholders—basic	$(0.06)	$(0.04)	$(0.01)	$0.05
Net (loss) income attributable to common unitholders—diluted	$(0.06)	$(0.04)	$(0.01)	$0.05
Weighted average shares of common units outstanding—basic	153,701,876	154,107,865	152,818,720	154,555,136
Weighted average shares of common units outstanding—diluted	153,701,876	154,107,865	152,818,720	155,422,136

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(6,182)	$(1,362)	$12,259	$19,598
Currency translation adjustments	(3,511)	1,210	(1,588)	(1,651)
Net unrealized gains (losses) on derivative instruments:
Unrealized losses	(243)	(177)	(379)	(14,306)
Reclassification adjustment for realized gains	2,019	2,087	5,702	3,598
Total net unrealized gains (losses) on derivative instruments	1,776	1,910	5,323	(10,708)
Total other comprehensive (loss) income	(1,735)	3,120	3,735	(12,359)
Comprehensive (loss) income	(7,917)	1,758	15,994	7,239
Comprehensive income attributable to preferred units	(153)	(153)	(459)	(459)
Comprehensive income attributable to participating securities	(276)	(261)	(830)	(780)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(3,585)	(5,170)	(15,764)	(12,577)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	816	1,304	2,780	2,707
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(11,115)	$(2,522)	$1,721	$(3,870)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and nine months ended September 30, 2021
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, June 30, 2021	153,700,708	$3,481,106	$(2,776)	$3,478,330	$467,476	$3,945,806
Contributions	—	—	—	—	9,702	9,702
Distributions	—	—	—	—	(63,508)	(63,508)
Transaction costs	—	(232)	—	(232)	—	(232)
Issuance of unrestricted units	1,168	—	—	—	—	—
Declared distributions	—	(38,745)	—	(38,745)	—	(38,745)
Amortization of unit-based compensation	—	6,611	—	6,611	—	6,611
Net (loss) income	—	(9,104)	—	(9,104)	3,585	(5,519)
Other comprehensive loss	—	—	(1,735)	(1,735)	—	(1,735)
Balance, September 30, 2021	153,701,876	$3,439,636	$(4,511)	$3,435,125	$417,255	$3,852,380

Balance, December 31, 2020	152,722,448	$3,509,217	$(8,246)	$3,500,971	$467,009	$3,967,980
Contributions	—	—	—	—	24,718	24,718
Distributions	—	—	—	—	(90,236)	(90,236)
Proceeds from sale of common units, net of transaction costs	1,526,163	44,588	—	44,588	—	44,588
Issuance of unrestricted units	114,955	—	—	—	—	—
Repurchase of common units	(632,109)	(14,756)	—	(14,756)	—	(14,756)
Units withheld to satisfy tax withholding obligations	(29,581)	(693)	—	(693)	—	(693)
Declared distributions	—	(115,913)	—	(115,913)	—	(115,913)
Amortization of unit-based compensation	—	18,377	—	18,377	—	18,377
Net income	—	(1,184)	—	(1,184)	15,764	14,580
Other comprehensive income	—	—	3,735	3,735	—	3,735
Balance, September 30, 2021	153,701,876	$3,439,636	$(4,511)	$3,435,125	$417,255	$3,852,380

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and nine months ended September 30, 2020
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, June 30, 2020	154,231,191	$3,347,697	$(16,092)	$3,331,605	$270,026	$3,601,631
Contributions	—	—	—	—	372,451	372,451
Distributions	—	—	—	—	(2,723)	(2,723)
Transaction costs	—	(16,073)	—	(16,073)	—	(16,073)
Issuance of unrestricted units	1,286	—	—	—	—	—
Repurchase of common units	(1,177,127)	(26,592)	—	(26,592)	—	(26,592)
Declared distributions	—	(38,853)	—	(38,853)	—	(38,853)
Amortization of unit-based compensation	—	5,542	—	5,542	—	5,542
Net (loss) income	—	(5,381)	—	(5,381)	5,170	(211)
Other comprehensive income	—	—	3,120	3,120	—	3,120
Balance, September 30, 2020	153,055,350	$3,266,340	$(12,972)	$3,253,368	$644,924	$3,898,292

Balance, December 31, 2019	155,602,910	$3,440,488	$(613)	$3,439,875	$269,487	$3,709,362
Contributions	—	—	—	—	372,451	372,451
Distributions	—	—	—	—	(9,591)	(9,591)
Transaction costs	—	(16,073)	—	(16,073)	—	(16,073)
Issuance of unrestricted units	180,291	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	(136,717)	(5,501)	—	(5,501)	—	(5,501)
Repurchase of common units	(2,591,134)	(61,943)	—	(61,943)	—	(61,943)
Declared distributions	—	(116,626)	—	(116,626)	—	(116,626)
Amortization of unit-based compensation	—	16,726	—	16,726	—	16,726
Net income	—	9,269	—	9,269	12,577	21,846
Other comprehensive loss	—	—	(12,359)	(12,359)	—	(12,359)
Balance, September 30, 2020	153,055,350	$3,266,340	$(12,972)	$3,253,368	$644,924	$3,898,292

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,259	$19,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,507	222,331
Non-cash portion of interest expense	7,508	4,603
Amortization of unit-based compensation	15,718	14,409
Income from unconsolidated real estate entities	(1,671)	(69)
Unrealized (gain) loss on non-real estate investments	(11,620)	2,335
Straight-line rents	(15,596)	(31,182)
Straight-line rent expenses	1,079	1,096
Amortization of above- and below-market leases, net	(8,281)	(7,457)
Amortization of above- and below-market ground leases, net	1,764	1,763
Amortization of lease incentive costs	1,427	1,437
Distribution of income from unconsolidated entities	1,437	—
Impairment loss	2,762	—
Loss on extinguishment of debt	6,249	2,654
Change in operating assets and liabilities:
Accounts receivable	4,526	(1,129)
Deferred leasing costs and lease intangibles	(11,696)	(9,767)
Prepaid expenses and other assets	(18,665)	(17,586)
Accounts payable, accrued liabilities and other	55,735	55,055
Security deposits and prepaid rent	(12,930)	(10,201)
Net cash provided by operating activities	285,512	247,890
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(271,102)	(308,909)
Acquisitions of businesses	(209,854)	—
Maturities of U.S. Government securities	5,002	4,121
Contributions to non-real estate investments	(10,530)	—
Distributions from non-real estate investments	13	—
Distributions from unconsolidated real estate entities	1,246	573
Contributions to unconsolidated real estate entities	(73,098)	(989)
Additions to of non-real estate property, plant and equipment	(2,279)	—
Net cash used in investing activities	(560,602)	(305,204)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,304,352	1,391,651
Payments of unsecured and secured debt	(792,656)	(1,149,943)
Payments of in-substance defeased debt	(2,602)	(2,470)
Proceeds from sale of common units	44,974	—
Transaction costs	(386)	(16,073)
Repurchases of common units	(14,756)	(53,475)
Distributions paid to common stock and unitholders	(115,913)	(116,626)
Distributions paid to preferred unitholders	(459)	(459)
Contributions from redeemable non-controlling members in consolidated real estate entities	4,262	4,351
Distributions to redeemable non-controlling members in consolidated real estate entities	(8)	(8)
Contributions from non-controlling members in consolidated real estate entities	24,718	372,451
Distributions to non-controlling members in consolidated real estate entities	(90,236)	(9,591)
Payments to satisfy tax withholding obligations	(693)	(5,501)
Payments of loan costs	(14,810)	(10,978)
Net cash provided by financing activities	345,787	403,329
Net increase in cash and cash equivalents and restricted cash	70,697	346,015
Cash and cash equivalents and restricted cash—beginning of period	149,540	58,258
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$220,237	$404,273

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

The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of September 30, 2021:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	52	14,076,114
Studios	3	1,224,403
Land	6	2,504,406
Total consolidated portfolio	61	17,804,923
Unconsolidated portfolio(1)
Office	1	1,495,738
Land(2)	3	691,000
Total unconsolidated portfolio	4	2,186,738
TOTAL(3)	65	19,991,661
_________________
1.The Company owns 20% of the unconsolidated joint venture that owns the Bentall Centre property, 50% of the unconsolidated joint venture entity that owns the Sunset Glenoaks Studios development and 35% of the unconsolidated joint venture entity that owns the Sunset Waltham Cross Studios development. The square footage shown above represents 100% of the properties. See Notes 2 and 6 for details.
2.Includes land for the Burrard Exchange at Bentall Centre, Sunset Glenoaks Studios and Sunset Waltham Cross Studios developments. Square footage for Sunset Waltham Cross Studios is yet to be determined.
3.Includes repositioning, redevelopment and development properties.

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

For comparison purposes, the Company has reclassified goodwill of $8.8 million and non-real estate property, plant and equipment of $8.4 million from prepaid expenses and other assets to goodwill and non-real estate property, plant and equipment, net, respectively, on the Consolidated Balance Sheet as of December 31, 2020 to conform to the presentation as of September 30,

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
2021. The Company has reclassified a loss on extinguishment of debt of $2.7 million from interest expense to loss on extinguishment of debt on the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 to conform to the presentation for the three and nine months ended September 30, 2021. The Company has also reclassified this same amount from non-cash portion of interest expense to loss on extinguishment of debt on the Statement of Cash Flows for the nine months ended September 30, 2020.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of September 30, 2021, the Company has determined that its operating partnership and 17 joint ventures met the definition of a VIE. 12 of these joint ventures are consolidated and five are unconsolidated.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Consolidated Joint Ventures

As of September 30, 2021, the operating partnership has determined that 12 of its joint ventures met the definition of a VIE and are consolidated:

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

On November 22, 2020, the Company entered into a joint venture agreement with CPPIB US RE-3, Inc., a subsidiary of Canada Pension Plan Investment Board (“CPPIB”), to form Hudson 1918 Eighth, L.P. On December 18, 2020, the joint venture purchased the 1918 Eighth property through a wholly-owned subsidiary. The Company owns 55% of the joint venture. As of September 30, 2021, the Company has determined that this joint venture met the definition of a VIE and is consolidated.

On July 30, 2020, funds affiliated with Blackstone Property Partners (“Blackstone”) acquired a 49% interest in the Company’s Hollywood Media Portfolio. The Company retained a 51% ownership stake and remains responsible for day-to-day operations, leasing and development. As of September 30, 2021, the Company has determined that the entities included in the Hollywood Media Portfolio and the related entities met the definition of a VIE and are consolidated.

As of September 30, 2021 and December 31, 2020, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of September 30, 2021, the Company has determined it is not the primary beneficiary of five of its joint ventures. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

On July 29, 2021, the Company purchased, through a joint venture entity with Kane Holdco S.A.R.L., an affiliate of Blackstone, the land site for the Sunset Waltham Cross Studios development. The Company owns 35% of the ownership interest in the joint venture entity. The Company also owns 35% of the ownership interest in the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
As of December 24, 2020, the Company owns, through a joint venture entity with BPP Twilight Sun Valley REIT LLC, an affiliate of Blackstone, the land site for the Sunset Glenoaks Studios development. The Company owns 50% of the ownership interest in the joint venture entity and serves as the operating member.

On June 5, 2019, the Company purchased, pursuant to a co-ownership agreement with Blackstone 1 LP, an affiliate of Blackstone, 20% of the ownership interest in the Bentall Centre property. The joint venture property-owning entity is structured as a tenancy in common under applicable tax laws. The Company owns 20% of the ownership interest in the joint venture and serves as the operating partner.

The Company’s net equity investment in its unconsolidated joint ventures is reflected within investment in unconsolidated real estate entities on the Consolidated Balance Sheets. The Company’s share of net income or loss from the joint ventures is included within income (loss) from unconsolidated real estate entities on the Consolidated Statements of Operations. The Company uses the cumulative earnings approach for determining cash flow presentation of distributions from unconsolidated joint ventures. Under this approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities. Refer to Note 6 for further details regarding our investments in unconsolidated joint ventures.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, the fair value measurement of contingent consideration, assets acquired and liabilities assumed in business combination transactions, determining the incremental borrowing rate used in the present value calculations of its new or modified operating lessee agreements, its accrued liabilities and its performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.6%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 29 years as of September 30, 2021.

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

Revenue Stream	Components	Financial Statement Location
Rental revenues	Office, stage and storage rentals	Office and studio segments: rental
Tenant recoveries and other tenant-related revenues	Reimbursement of real estate taxes, insurance, repairs and maintenance, other operating expenses and must-take parking revenues	Office segment: rental Studio segment: rental and service revenues and other
Ancillary revenues	Revenues derived from tenants’ use of power, HVAC and telecommunications (i.e., telephone and internet) and lighting, equipment and vehicle rentals	Studio segment: service revenues and other
Other revenues	Parking revenue that is not associated with lease agreements and other	Office and studio segments: service revenues and other
Sale of real estate	Gains on sales derived from cash consideration less cost basis	Gains on sale of real estate
Management fee income	Income derived from management services provided to unconsolidated joint venture entities	Fee income
Management services reimbursement income	Reimbursement of costs incurred by the Company in the management of unconsolidated joint venture entities	Management services reimbursement income—unconsolidated real estate entities

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Ancillary revenues	$12,224	$3,130	$26,857	$10,542
Other revenues	$4,281	$2,832	$11,246	$12,624
Studio-related tenant recoveries	$418	$343	$1,424	$1,166
Management fee income	$678	$575	$2,323	$1,741
Management services reimbursement income	$253	$—	$879	$—

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	September 30, 2021	December 31, 2020
Ancillary revenues	$8,438	$1,700
Other revenues	$1,187	$1,058

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

Acquisitions

The Company applies the acquisition method for acquisitions that meet the definition of a business combination. Under the acquisition method, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date. The difference between the fair value of the consideration transferred for the acquisition and the fair value of the net assets acquired is recorded as goodwill and acquisition-related expenses arising from the transaction are expensed as incurred. The Company includes the results of operations of the businesses that it acquires beginning on the acquisition date.

The Company applies a cost accumulation and allocation model to acquisitions that meet the definition of an asset acquisition. Under this model, the purchase price is allocated based on the relative fair value of the assets acquired and liabilities assumed. Additionally, acquisition-related expenses associated with an asset acquisition are capitalized as part of the purchase price.

Goodwill and Acquired Intangible Assets

The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company first performs a qualitative assessment and will proceed to a quantitative impairment test only if qualitative factors indicate that it is more likely than not that the fair value of the reporting unit or intangible asset is less than its carrying amount.

Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method, which reflects the pattern in which the assets are consumed. The estimated useful lives for acquired intangible assets range from 5 to 7 years. The Company assesses its intangible assets with finite lives for impairment when indicators of impairment are identified.

3. Business Combinations

On August 16, 2021 and August 31, 2021 (each an “Acquisition Date” individually, and collectively, the “Acquisition Dates”), the Company acquired 100% of the equity interests in Zio Entertainment Network, LLC (“Zio”) and Star Waggons, LLC (“Star Waggons”), respectively. The acquired businesses provide transportation and logistics services to studio productions and their acquisition will expand the Company’s service offerings for its studio platform.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The following table summarizes the Acquisition Date fair value of the consideration transferred in connection with the acquisitions:

	Zio	Star Waggons
Cash	$117,198	$92,656
Contingent consideration	22,800	—
Total consideration	$139,998	$92,656

The terms of the Zio securities purchase agreement require the Company to pay up to $35.0 million of additional consideration to the business’s former shareholders, subject to certain performance thresholds being met. The Company is in the process of estimating the future cash flows related to the arrangement for the purpose of determining the final Acquisition Date fair value of the contingent consideration. Therefore, the preliminary measurement of $22.8 million is subject to change.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective Acquisition Dates. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change:

	Zio	Star Waggons
Cash and cash equivalents	$1,084	$300
Accounts receivable	3,056	4,185
Prepaid expenses and other assets	1,509	1,605
Non-real estate property, plant and equipment	23,399	28,679
Intangible assets	41,670	33,480
Total assets acquired	70,718	68,249

Accounts payable, accrued liabilities and other	$1,203	$1,394
Intangible liabilities	—	110
Total liabilities assumed	1,203	1,504

Net identifiable assets acquired	$69,515	$66,745
Goodwill	70,483	25,911
NET ASSETS ACQUIRED	$139,998	$92,656

Of the $41.7 million of intangible assets acquired as part of the Zio acquisition, $8.5 million was provisionally assigned to the registered trade name, which is not subject to amortization. The remaining $33.2 million of acquired intangible assets includes customer relationships of $30.0 million (7-year useful life) and non-compete agreements of $3.0 million (5-year weighted-average useful life). The definite-lived intangible assets are subject to a weighted-average useful life of approximately 7 years.

Of the $33.5 million of intangible assets acquired as part of the Star Waggons acquisition, $8.6 million was provisionally assigned to the registered trade name, which is not subject to amortization. The remaining $24.9 million of acquired intangible assets includes customer relationships of $22.5 million (7-year useful life) and non-compete agreements of $2.3 million (5-year weighted-average useful life). The definite-lived intangible assets are subject to a weighted-average useful life of approximately 7 years.

Goodwill of $70.5 million and $25.9 million for the Zio and Star Waggons acquisitions, respectively, was recognized on the respective Acquisition Dates. The goodwill recognized is attributable to expected synergies and the assembled workforce of Zio and Star Waggons. As of September 30, 2021, there were no changes in the recognized amounts of goodwill resulting from the acquisitions.

The Company recognized acquisition-related costs of $3.4 million and $2.4 million as current period expense for the Zio and Star Waggons acquisitions, respectively. These costs are included in transaction-related expenses on the Consolidated Statement of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The amounts of revenue and net income of Zio and Star Waggons included in the Company’s Consolidated Statements of Operations from each respective Acquisition Date to September 30, 2021 are as follows:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Zio	Star Waggons	Zio	Star Waggons
Revenue	$4,187	$2,828	$4,187	$2,828
Net income	1,286	1,013	1,286	1,013

4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	September 30, 2021	December 31, 2020
Land	$1,351,888	$1,351,888
Building and improvements	6,008,111	5,840,819
Tenant improvements	751,657	728,111
Furniture and fixtures	14,029	12,250
Property under development	320,806	281,949
INVESTMENT IN REAL ESTATE, AT COST	$8,446,491	$8,215,017

Acquisitions of Real Estate

The Company had no acquisitions of real estate related to consolidated entities during the nine months ended September 30, 2021.

Dispositions of Real Estate

The Company had no dispositions of real estate during the nine months ended September 30, 2021.

Held for Sale

As of September 30, 2021, the Company had no properties that met the criteria to be classified as held for sale.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value, based on Level 1 or Level 2 inputs.

During the nine months ended September 30, 2021, the Company recorded $2.8 million of impairment charges related to its Del Amo office property due to a reduction in management’s intended hold period from a long-term hold period to a short-term hold period, which resulted in an estimated fair value of the property that was less than its carrying value. The estimated fair value of $17.4 million was based on the estimated sales price of the property, which is classified within Level 2 of the fair value hierarchy. The Company did not recognize impairment charges during the nine months ended September 30, 2020.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	September 30, 2021	December 31, 2020
Trailers	$37,250	$—
Leasehold improvements	14,713	14,046
Trucks and other vehicles	11,380	—
Furniture, fixtures and equipment	4,196	3,331
Other equipment	4,053	—
Non-real estate property, plant and equipment, at cost	71,592	17,377
Accumulated depreciation	(11,274)	(8,933)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$60,318	$8,444

Non-real estate property, plant and equipment, net is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from 5 to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. See Note 4 for details. The Company did not recognize any impairment charges during the nine months ended September 30, 2021 and 2020.

6. Investment in Unconsolidated Real Estate Entities

As of July 29, 2021, the Company owns 35% of the ownership interest in the joint venture that owns the Sunset Waltham Cross Studios development. The Company also owns 35% of the ownership interest in the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity. The joint venture entities’ functional currency is the local currency, or the pound sterling. The maximum exposure related to this unconsolidated joint venture is limited to the Company’s investment.

As of December 24, 2020, the Company owns 50% of the ownership interest in the joint venture that owns the Sunset Glenoaks Studios development in Los Angeles, California. The Company serves as the operating member. The maximum exposure related to this unconsolidated joint venture is limited to the Company’s investment.

The Company owns 20% of the ownership interest in the joint venture that owns Bentall Centre office property and retail complex in Vancouver, Canada (“Bentall Centre”). The Company serves as the operating partner. The joint venture’s functional currency is the local currency, or the Canadian dollar. The maximum exposure related to this unconsolidated joint venture is limited to the Company’s investment and $102.7 million of debt which the Company has guaranteed.

The Company has exposure to risks related to foreign currency fluctuations. Our investments in foreign unconsolidated real estate entities are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Our share of the income (loss) from our foreign unconsolidated real estate entities is translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive loss as a separate component of total equity and are excluded from net income.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures as of:

	September 30, 2021	December 31, 2020
ASSETS
Investment in real estate, net	$1,035,033	$855,639
Other assets	66,085	51,118
TOTAL ASSETS	$1,101,118	$906,757

LIABILITIES
Secured debt, net	$510,355	$495,771
Other liabilities	41,397	52,828
TOTAL LIABILITIES	551,752	548,599

Company’s capital(1)	148,742	80,778
Partners’ capital	400,624	277,380
TOTAL CAPITAL	549,366	358,158

TOTAL LIABILITIES AND CAPITAL	$1,101,118	$906,757
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in income (loss) from unconsolidated real estate entities on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
TOTAL REVENUES	$20,694	$25,551	$60,121	$77,229

TOTAL EXPENSES	17,893	26,081	51,865	76,892

NET INCOME (LOSS)	$2,801	$(530)	$8,256	$337

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	September 30, 2021	December 31, 2020
Deferred leasing costs and in-place lease intangibles	$347,164	$352,903
Accumulated amortization	(142,957)	(127,180)
Deferred leasing costs and in-place lease intangibles, net	204,207	225,723
Below-market ground leases(1)	72,469	72,916
Accumulated amortization	(15,628)	(13,831)
Below-market ground leases, net	56,841	59,085
Above-market leases	2,124	2,802
Accumulated amortization	(1,530)	(1,774)
Above-market leases, net	594	1,028
Customer relationships	52,500	—
Accumulated amortization	(809)	—
Customer relationships, net	51,691	—
Non-competition agreements	5,300	—
Accumulated amortization	(114)	—
Non-competition agreements, net	5,186	—
Trade name	17,100	—
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$335,619	$285,836

Below-market leases	$84,947	$98,365
Accumulated amortization	(45,490)	(50,054)
Below-market leases, net	39,457	48,311
Above-market ground leases	1,095	1,095
Accumulated amortization	(295)	(262)
Above-market ground leases, net	800	833
INTANGIBLE LIABILITIES, NET	$40,257	$49,144
__________________
1.During the three and nine months ended September 30, 2021, the Company recognized an impairment loss of $0.4 million related to below-market ground leases at its Del Amo office property. See Note 4 for details. The loss is recorded in impairment loss on the Consolidated Statements of Operations.

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Deferred leasing costs and in-place lease intangibles(1)	$(11,540)	$(9,936)	$(34,761)	$(30,800)
Below-market ground leases(2)	$(600)	$(598)	$(1,797)	$(1,796)
Above-market leases(3)	$(73)	$(120)	$(573)	$(472)
Customer relationships(4)	$(809)	$—	$(809)	$—
Non-competition agreements(4)	$(114)	$—	$(114)	$—
Below-market leases(3)	$3,096	$2,575	$8,854	$7,935
Above-market ground leases(2)	$11	$11	$33	$33
__________________
1.Amortization is recorded in depreciation and amortization expenses and office rental revenues on the Consolidated Statements of Operations.
2.Amortization is recorded in office and studio operating expenses on the Consolidated Statements of Operations.
3.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.
4.Amortization is recorded in depreciation and amortization expenses on the Consolidated Statements of Operations.

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

Accounts Receivable

As of September 30, 2021, accounts receivable was $24.9 million and there was a $0.2 million allowance for doubtful accounts. As of December 31, 2020, accounts receivable was $22.1 million and there was no allowance for doubtful accounts.

Straight-Line Rent Receivables

As of September 30, 2021, straight-line rent receivables was $241.3 million and there was a $31.0 thousand allowance for doubtful accounts. As of December 31, 2020, straight-line rent receivables was $226.0 million and there was a $0.3 million allowance for doubtful accounts.

9. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	September 30, 2021	December 31, 2020
Deposits and pre-development costs for future acquisitions	$37,902	$28,488
Prepaid insurance	9,459	5,100
Non-real estate investments	24,682	4,088
Stock purchase warrant	1,684	—
Deferred financing costs	434	1,216
Prepaid property tax	3,288	2,138
Interest rate cap derivative asset	112	5
Inventory	1,483	—
Other	19,649	14,434
PREPAID EXPENSES AND OTHER ASSETS, NET	$98,693	$55,469

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized gain (loss) on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized gain of $1.0 million and $9.9 million on its non-real estate investments due to the observable changes in fair value during the three and nine months ended September 30, 2021, respectively. The Company recognized an unrealized gain of $0.5 million and an unrealized loss of $2.3 million on its non-real estate investments due to the observable changes in fair value during the three and nine months ended September 30, 2020, respectively.

Stock Purchase Warrant

The Company holds an investment in a stock purchase warrant that gives the Company the right to purchase a fixed number of shares of common stock of a non-real estate investee. The warrant meets the definition of a derivative and is measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative asset are included in unrealized gain (loss) on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $0.2 million and an unrealized gain of $1.7 million due to the change in the fair value of the stock purchase warrant during the three and nine months ended September 30, 2021, respectively. No gain or loss was recognized related to the change in the fair value of the stock purchase warrant during the three and nine months ended September 30, 2020.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
10. Goodwill

The following table summarizes changes in the carrying amount of goodwill during the nine months ended September 30, 2021:

Balance as of December 31, 2020	$8,754
Acquisitions(1)	96,395
Balance as of September 30, 2021	$105,149
__________________
1.The measurement of acquired goodwill is provisional and subject to change upon completion of the final purchase accounting. See Note 3 for details.

No goodwill impairment indicators have been identified during the three and nine months ended September 30, 2021.

11. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	September 30, 2021	December 31, 2020	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$300,000	$—	LIBOR + 1.05% to 1.50%	3/13/2022	(4)
Series A notes	110,000	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
Total unsecured debt	2,225,000	1,925,000

Secured debt
10950 Washington(5)	25,247	25,717	5.32%	3/11/2022
Hollywood Media Portfolio, net(6)(7)	890,186	792,186	LIBOR + 1.17%	8/9/2023
One Westside and 10850 Pico(8)	220,240	106,073	LIBOR + 1.70%	12/18/2023	(4)
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(9)	314,300	314,300	LIBOR + 1.70%	12/18/2025
Hill7(10)	101,000	101,000	3.38%	11/6/2028
Total secured debt	1,718,973	1,507,276
Total unsecured and secured debt	3,943,973	3,432,276
Unamortized deferred financing costs and loan discounts/premiums(11)	(33,568)	(32,784)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,910,405	$3,399,492

IN-SUBSTANCE DEFEASED DEBT(12)	$129,105	$131,707	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(13)	$66,136	$66,136	4.50%	10/9/2028

_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2021, which may be different than the interest rates as of December 31, 2020 for corresponding indebtedness.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
2.The annual facility fee rate is 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of September 30, 2021, no such election had been made and the unsecured revolving credit facility bore interest at LIBOR + 1.10%.
3.The Company has a total capacity of $600.0 million available under its unsecured revolving credit facility.
4.The maturity date may be extended once for an additional one-year term.
5.Monthly debt service includes debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.
6.The Company owns 51% of the ownership interest in the consolidated joint venture that owns the Hollywood Media Portfolio. The joint venture holds a $1.1 billion mortgage loan secured by the Hollywood Media Portfolio, which has an initial term of two years from the first payment date with three one-year extension options, subject to certain requirements. The effective interest rate on the loan is LIBOR + 1.17% until August 9, 2022, at which time the effective interest rate will decrease to LIBOR + 0.99%. The Company purchased bonds comprising the loan in the amount of $209.8 million.
7.The interest rate on a portion of the outstanding loan balance has been effectively fixed through the use of interest rate swaps under the first payments approach. As of September 30, 2021, the LIBOR component of the interest rate was fixed at 1.76% with respect to $350.0 million and 1.43% with respect to $125.0 million of the loan secured by the Hollywood Media Portfolio, respectively.
8.The Company has the ability to draw up to $414.6 million under the construction loan secured by the One Westside and 10850 Pico properties.
9.The Company owns 55% of the ownership interest in the consolidated joint venture that owns the 1918 Eighth property. The full amount of the loan is shown. This loan is interest-only through its term.
10.The Company owns 55% of the ownership interest in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
11.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. See Note 9 for details.
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

Current Year Activity

During the nine months ended September 30, 2021, there were $300.0 million in borrowings on the unsecured revolving credit facility. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

In August 2021, the consolidated joint venture that owns the Hollywood Media Portfolio refinanced its previous $900.0 million loan secured by the Hollywood Media Portfolio, which bore interest at a rate of LIBOR + 2.15%, with a $1.1 billion mortgage loan secured by the Hollywood Media Portfolio with an interest rate of LIBOR + 1.17%. In August 2021, the Company also purchased bonds comprising the loan in the amount of $209.8 million and concurrently redeemed bonds comprising the previous loan in the amount of $107.8 million. The refinancing resulted in resulted in a $6.2 million loss on extinguishment of debt recognized on the Consolidated Statements of Operations.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of September 30, 2021:

Year	Unsecured and Secured Debt	In-substance Defeased Debt	Joint Venture Partner Debt
Remaining 2021	$162	$892	$—
2022	325,085	128,213	—
2023	1,270,426	—	—
2024	—	—	—
2025	741,300	—	—
Thereafter	1,607,000	—	66,136
TOTAL	$3,943,973	$129,105	$66,136

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

The following table summarizes existing covenants and their covenant levels as of September 30, 2021 related to the unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	42.7%
Unsecured indebtedness to unencumbered asset value	≤ 60%	41.7%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.6x
Secured indebtedness to total asset value	≤ 45%	19.4%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.5x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of September 30, 2021:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	44.0%
Total unencumbered assets to unsecured debt	≥ 150%	268.3%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	4.3x
Secured debt to total assets	≤ 45%	19.8%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% senior notes, 3.95% senior notes and 4.65% senior notes.

The operating partnership was in compliance with its financial covenants as of September 30, 2021.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross interest expense(1)	$33,912	$32,243	$101,341	$93,846
Capitalized interest	(5,760)	(4,519)	(17,049)	(14,264)
Amortization of deferred financing costs and loan discounts/premiums	2,673	2,114	7,508	4,603
INTEREST EXPENSE	$30,825	$29,838	$91,800	$84,185
_________________
1.Includes interest on the Company’s debt and hedging activities and term loans.

12. Derivatives

The Company enters into derivatives in order to hedge interest rate risk.

The Company had three interest rate swaps with aggregate notional amounts of $475.0 million as of September 30, 2021 and December 31, 2020. These derivatives were designated as effective cash flow hedges for accounting purposes.

The Company had one interest rate cap contract with an aggregate notional amount $1.1 billion of September 30, 2021 and one interest rate cap contract with an aggregate notional amount of $900.0 million as of and December 31, 2020. The interest rate caps are not designated under hedge accounting and are accounted for under mark-to-market accounting.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of September 30, 2021 and December 31, 2020:

					Interest Rate Range(1)		Fair Value (Liabilities) Assets
Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Low	High	September 30, 2021	December 31, 2020
Interest rate swaps
Hollywood Media Portfolio(2)	2	$350,000	April 2015	April 2022	2.96%	3.46%	$(2,922)	$(7,112)
Hollywood Media Portfolio(2)	1	125,000	June 2016	November 2022	2.63%	3.13%	(1,827)	(2,994)
Interest rate cap					Strike rate
Hollywood Media Portfolio(3)	1	$900,000	July 2020	Terminated August 2021	3.50%		$—	$5
Hollywood Media Portfolio(3)	1	1,100,000	August 2021	August 2023	3.50%		$112	—
TOTAL							$(4,637)	$(10,101)
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
3.The Hollywood Media Portfolio debt was refinanced during the nine months ended September 30, 2021 with the loan amount being increased to $1.1 billion. Concurrently with the refinance, the interest rate cap associated with the original $900.0 million loan was early-terminated and replaced with an interest rate cap with a notional amount of $1.1 billion and a maturity in August 2023.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of September 30, 2021, the Company expects $4.6 million of unrealized loss included in accumulated other comprehensive loss will be reclassified as an increase to interest expense in the next 12 months.

13. U.S. Government Securities

The Company had U.S. Government securities of $130.1 million and $135.1 million as of September 30, 2021 and December 31, 2020, respectively. The acquisition of the One Westside and 10850 Pico properties in 2018 included the assumption of debt that was, in substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. The Company has both the intent and ability to hold to maturity. As of September 30, 2021, the Company has incurred $5.1 million of gross unrealized gains and no gross unrealized losses related to the U.S. Government securities.

The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date as of September 30, 2021:

	Carrying Value	Fair Value
Due in 1 year	$130,103	$135,205
TOTAL	$130,103	$135,205

14. Income Taxes

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

In general, the Company’s property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7, Ferry Building and 1918 Eighth properties, REITs) for federal income tax purposes. In the case of the Bentall Centre property and the Sunset Waltham Cross Studios development, the Company owns its interest in the properties through non-U.S entities treated as TRSs for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2021, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2016. The Company has assessed its tax positions for all open years, which as of September 30, 2021 included 2017 to 2019 for Federal purposes and 2016 to 2019 for state purposes, and concluded that there are no material uncertainties to be recognized.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
15. Future Minimum Rents and Lease Payments

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of September 30, 2021:

Year Ended	Non-cancellable	Subject to Early Termination Options	Total (1)
Remaining 2021	$158,243	$881	$159,124
2022	615,780	11,754	627,534
2023	568,759	11,326	580,085
2024	507,086	15,811	522,897
2025	367,238	51,373	418,611
Thereafter	1,570,644	209,267	1,779,911
TOTAL	$3,787,750	$300,412	$4,088,162
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 13 ground leases, three facility leases and two office leases as of September 30, 2021. The Company’s operating lease obligations have expiration dates ranging from 2023 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of September 30, 2021, the present value of the remaining contractual payments of $608.4 million under the Company’s operating lease agreements was $280.2 million. The corresponding operating lease right-of-use assets amounted to $274.0 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of September 30, 2021:

Year	Lease Payments(1)
Remaining 2021	$5,162
2022	20,656
2023	20,448
2024	20,420
2025	20,437
Thereafter	521,237
Total operating lease payments	608,360
Less: interest portion	(328,150)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$280,210
_____________
1.Future minimum lease payments for operating leases denominated in Canadian dollars are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes rental expense for operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Variable rental expense	$2,765	$2,427	$7,873	$6,683
Minimum rental expense	$5,421	$4,991	$15,963	$14,973

16. Fair Value of Financial Instruments

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

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate cap derivative asset(1)	$—	$112	$—	$112	$—	$5	$—	$5
Interest rate swap derivative liabilities(2)	$—	$(4,749)	$—	$(4,749)	$—	$(10,106)	$—	$(10,106)
Non-real estate investments measured at fair value(1)	$1,920	$1,555	$—	$3,475	$—	$750	$—	$750
Stock purchase warrant(1)	$—	$1,684	$—	$1,684	$—	$—	$—	$—
Earnout liability(2)(3)	$—	$—	$22,800	$22,800	$—	$—	$—	$—
Non-real estate investments measured at NAV(1)(4)	$—	$—	$—	$21,207	$—	$—	$—	$3,338
___________
1.Included in prepaid expenses and other assets, net on the Consolidated Balance Sheets.
2.Included in accounts payable, accrued liabilities and other on the Consolidated Balance Sheets.
3.Related to the acquisition of Zio. Refer to Note 3 for additional details.
4.According to the relevant accounting standards, certain investments that are measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Level 1 item includes an investment in common stock of a publicly traded company which is valued on a quarterly basis using the closing stock price. Level 2 items include interest rate cap and swap which are valued on a quarterly basis using a linear regression model, as well as investments in preferred stock and warrants of a publicly traded company value which are valued on a quarterly basis using the closing stock price and the Black-Scholes model, respectively. Level 3 item includes the earnout liability which is valued on a quarterly basis using a probability-weighted discounted cash flow model. Inputs to the model include the discount rate and probability-weighted earnout payments based on a Monte Carlo simulation with one million trials. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values.

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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
U.S. Government securities	$130,103	$135,205	$135,115	$140,270
LIABILITIES
Unsecured debt(1)	$2,225,000	$2,352,998	$1,925,000	$2,072,833
Secured debt(1)	$1,718,973	$1,592,605	$1,507,276	$1,503,960
In-substance defeased debt	$129,105	$129,319	$131,707	$131,633
Joint venture partner debt	$66,136	$69,771	$66,136	$68,346
_________________
1.Amounts represent debt excluding net deferred financing costs.

17. Stock-based Compensation

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

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expensed stock compensation(1)	$5,840	$4,791	$15,718	$14,409
Capitalized stock compensation(2)	771	751	2,659	2,317
TOTAL STOCK COMPENSATION(3)	$6,611	$5,542	$18,377	$16,726
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

18. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended months ended September 30, 2021 and 2020, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Basic net (loss) income available to common stockholders	$(9,295)	$(5,436)	$(1,998)	$8,859
Effect of dilutive instruments	—	—	—	92
Diluted net (loss) income available to common stockholders	$(9,295)	$(5,436)	$(1,998)	$8,951
Denominator:
Basic weighted average common shares outstanding	152,320,252	153,196,007	151,443,305	153,643,278
Effect of dilutive instruments(1)	—	—	—	2,387,537
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	152,320,252	153,196,007	151,443,305	156,030,815
Basic earnings per common share	$(0.06)	$(0.04)	$(0.01)	$0.06
Diluted earnings per common share	$(0.06)	$(0.04)	$(0.01)	$0.06
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended September 30, 2021 and 2020, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit for net income available to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Basic and diluted net (loss) income available to common unitholders	$(9,380)	$(5,642)	$(2,014)	$8,489
Denominator:
Basic weighted average common units outstanding	153,701,876	154,107,865	152,818,720	154,555,136
Effect of dilutive instruments(1)	—	—	—	867,000
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	153,701,876	154,107,865	152,818,720	155,422,136
Basic earnings per common unit	$(0.06)	$(0.04)	$(0.01)	$0.05
Diluted earnings per common unit	$(0.06)	$(0.04)	$(0.01)	$0.05
________________
1.The operating partnership includes unvested awards as contingently issuable units in the computation of diluted earnings per unit once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per unit calculation.

19. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of September 30, 2021 and December 31, 2020, there were 392,598 series A preferred units of partnership interest in the operating partnership (“series A preferred units”) which are not owned by the Company.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities	Series A Redeemable Preferred Units	Consolidated Entities
BEGINNING OF PERIOD	$9,815	$127,445	$9,815	$127,874
Contributions	—	2,719	—	4,262
Distributions	—	—	—	(8)
Declared dividend	(153)	—	(459)	—
Net income (loss)	153	(816)	459	(2,780)
END OF PERIOD	$9,815	$129,348	$9,815	$129,348

20. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2020	$(11,378)	$3,245	$(8,133)
Unrealized losses recognized in OCI	(374)	(1,567)	(1,941)
Reclassification adjustment for realized gains(1)	5,626	—	5,626
Net change in OCI	5,252	(1,567)	3,685
BALANCE AT SEPTEMBER 30, 2021	$(6,126)	$1,678	$(4,448)
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2020	$(11,485)	$3,239	$(8,246)
Unrealized losses recognized in OCI	(379)	(1,588)	(1,967)
Reclassification adjustment for realized gains(1)	5,702	—	5,702
Net change in OCI	5,323	(1,588)	3,735
BALANCE AT SEPTEMBER 30, 2021	$(6,162)	$1,651	$(4,511)
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

Current Year Activity

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	September 30, 2021	December 31, 2020
Company-owned common units in the operating partnership	152,320,252	151,401,365
Company’s ownership interest percentage	99.1%	99.1%
Non-controlling units in the operating partnership(1)	1,381,624	1,321,083
Non-controlling ownership interest percentage	0.9%	0.9%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and outside investors. As of September 30, 2021, this amount represents both common units and performance units in the amount of 550,969 and 830,655, respectively. As of December 31, 2020, this amount represents both common units and performance units in the amount of 550,969 and 770,114, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the nine months ended September 30, 2021.

The Company’s at-the-market (“ATM”) program permits sales of up to $125.0 million of common stock. The Company utilized the ATM program during the nine months ended September 30, 2021 and sold 1,526,163 shares of common stock at sale prices ranging from $29.53 to $30.17 per share for total proceeds of $45.7 million, before transaction costs. A cumulative total of $65.8 million has been sold as of September 30, 2021.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under its share repurchase program. During the nine months ended September 30, 2021, the Company repurchased $14.7 million of its common stock, before transaction costs. Since commencement of the program, a cumulative total of $144.9 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Dividends

The Board declares dividends on a quarterly basis and the Company pays the dividends during the quarters in which the dividends are declared. The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock	$0.25	$0.25	$0.75	$0.75
Common units	$0.25	$0.25	$0.75	$0.75
Series A preferred units	$0.3906	$0.3906	$1.1718	$1.1718
Performance units	$0.25	$0.25	$0.75	$0.75
Payment date	September 30, 2021	September 28, 2020	N/A	N/A
Record date	September 20, 2021	September 18, 2020	N/A	N/A

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

21. Segment Reporting

The Company’s reporting segments are based on the Company’s method of internal reporting, which classifies its operations into two reporting segments: (i) office properties and related operations and (ii) studio properties and related operations. The Company evaluates performance based upon net operating income of the segment operations. General and administrative expenses and interest expense are not included in segment profit as the Company’s internal reporting addresses these items on a corporate level. Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources; therefore, depreciation and amortization expense is not allocated among segments.

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Office segment
Office revenues	$201,866	$180,716	$589,712	$551,451
Office expenses	(71,865)	(66,075)	(207,538)	(194,546)
Office segment profit	130,001	114,641	382,174	356,905
Studio segment
Studio revenues	25,766	15,569	66,641	49,671
Studio expenses	(12,044)	(9,034)	(35,963)	(27,635)
Studio segment profit	13,722	6,535	30,678	22,036
TOTAL SEGMENT PROFIT	$143,723	$121,176	$412,852	$378,941

Segment revenues	$227,632	$196,285	$656,353	$601,122
Segment expenses	(83,909)	(75,109)	(243,501)	(222,181)
TOTAL SEGMENT PROFIT	$143,723	$121,176	$412,852	$378,941

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET (LOSS) INCOME	$(6,182)	$(1,362)	$12,259	$19,598
General and administrative	18,288	17,428	53,846	53,943
Depreciation and amortization	88,568	75,052	255,507	222,331
(Income) loss from unconsolidated real estate entities	(566)	105	(1,671)	(69)
Fee income	(678)	(575)	(2,323)	(1,741)
Interest expense	30,825	29,838	91,800	84,185
Interest income	(934)	(1,056)	(2,868)	(3,129)
Management services reimbursement income—unconsolidated real estate entities	(253)	—	(879)	—
Management services expense—unconsolidated real estate entities	253	—	879	—
Transaction-related expenses	6,300	181	7,364	440
Unrealized (gain) loss on non-real estate investments	(827)	(513)	(11,620)	2,335
Impairment loss	2,762	—	2,762	—
Loss on extinguishment of debt	6,249	2,654	6,249	2,654
Other (income) expense	(82)	(576)	1,547	(1,606)
TOTAL PROFIT FROM ALL SEGMENTS	$143,723	$121,176	$412,852	$378,941

22. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of September 30, 2021, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $7.4 million and $7.5 million, respectively. During the nine months ended September 30, 2021, the Company recognized $0.8 million of related rental expense in management services expense—unconsolidated joint ventures on the Consolidated Statement of Operations related to these leases.

23. Commitments and Contingencies

Non-Real Estate Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $28.0 million. As of September 30, 2021, the Company has contributed $14.7 million to these funds, net of distributions, with $13.3 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
cash flows. As of September 30, 2021, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of September 30, 2021, the Company had outstanding letters of credit totaling approximately $2.8 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties. As of September 30, 2021, the Company had $179.9 million in outstanding obligations under the agreements.

24. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest, net of capitalized interest	$74,381	$65,908
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$136,661	$132,836
Lease liabilities recorded in connection with right-of-use assets	$13,881	$—
Earnout liability recognized as contingent consideration for business combination	$22,800	$—
Accrued liability for common stock repurchases settled after quarter-end	$—	$8,468

Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest, net of capitalized interest	$74,381	$65,908
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$136,661	$132,836
Lease liabilities recorded in connection with right-of-use assets	$13,881	$—
Earnout liability recognized as contingent consideration for business combination	$22,800	$—
Accrued liability for common unit repurchases settled after quarter-end	$—	$8,468

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc:

	Nine Months Ended September 30,
	2021	2020
BEGINNING OF PERIOD
Cash and cash equivalents	$113,686	$46,224
Restricted cash	35,854	12,034
TOTAL	$149,540	$58,258

END OF PERIOD
Cash and cash equivalents	$110,500	$365,294
Restricted cash	109,737	38,979
TOTAL	$220,237	$404,273

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, L.P.:

	Nine Months Ended September 30,
	2021	2020
BEGINNING OF PERIOD
Cash and cash equivalents	$113,686	$46,224
Restricted cash	35,854	12,034
TOTAL	$149,540	$58,258

END OF PERIOD
Cash and cash equivalents	$110,500	$365,294
Restricted cash	109,737	38,979
TOTAL	$220,237	$404,273

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

Impact of COVID-19

During 2020, the spread of COVID-19 had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which our properties are located and the broader financial markets. As of September 30, 2021, the COVID-19 pandemic is ongoing. We continue to closely monitor its impact on all aspects of our business and geographies, including how it will impact our tenants and business partners. We did not incur significant disruptions during the three months ended September 30, 2021 from the COVID-19 pandemic. In 2021, the economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. With the increased availability of vaccines, we have begun to see increases in physical occupancy at our properties. We cannot predict, however, how the COVID-19 pandemic may impact our operations in the future, including the continued return to office by our tenants, occupancy rates and the demand for office space in the future. Recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. This uncertainty precludes any predictions as to the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the remainder of 2021 and future periods.

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

For the foregoing reasons, the comparability of our results of operations for the three months ended September 30, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on us, see Part II, Item 1A, “Risk Factors.”

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at September 30, 2021, our office portfolio consisted of approximately 15.6 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of September 30, 2021, our studio portfolio consisted of 1.2 million square feet of in-service properties and our land portfolio consisted of 3.2 million developable square feet. Our consolidated and unconsolidated portfolio consists of 65 properties (41 wholly-owned properties, 15 properties owned by joint ventures and nine land properties) located in 11 California submarkets, three Seattle submarkets, one Western Canada submarket and one Greater London submarket, totaling approximately 20.0 million square feet.

As of September 30, 2021, our in-service office portfolio was 91.2% leased (including leases not yet commenced). Our same-store studio properties were 87.6% leased for the average percent leased for the 12 months ended September 30, 2021.

The following table summarizes our portfolio as of September 30, 2021:

In-Service Portfolio	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
Office
Same-store(4)	46	12,890,572	91.1%	91.7%	$51.61
Non-same store(5)	1	668,209	99.6	99.6	31.29
Total stabilized	47	13,558,781	91.5	92.1	50.52
Lease-up(5)(6)	3	1,038,982	78.7	78.7	60.31
Total in-service	50	14,597,763	90.6	91.2	51.13
Repositioning(5)(7)	1	277,089	—	—	—
Redevelopment(5)	2	697,000	—	83.8	—
Total office	53	15,571,852
Studio
Same-store(8)	3	1,205,809		87.6	41.99
Non-same store(9)		18,594		—	—
Total studio	3	1,224,403
Total office and studio properties	56	16,796,255
Land(10)	9	3,195,406
TOTAL	65	19,991,661
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of September 30, 2021, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended September 30, 2021, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of September 30, 2021. Annualized base rent does not reflect tenant reimbursements. Annualized base rent per square foot for studio properties is calculated as (i) annual base rent divided by (ii) square footage under leased as of September 30, 2021.
4.Includes office properties owned and included in our stabilized portfolio as of July 1, 2020 and still owned and included in the stabilized portfolio as of September 30, 2021.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of September 30, 2021.
7.Includes 79,056 square feet at Page Mill Center, 61,066 square feet at Metro Plaza, 51,417 square feet at 10850 Pico, 36,905 square feet at Rincon Center and 12,740 square feet at Palo Alto Square. Additionally, the entire building totaling 35,905 square feet at 95 Jackson was moved to repositioning as of first quarter 2021.
8.Includes studio properties owned and included in our portfolio as of July 1, 2020 and still owned and included in our portfolio as of September 30, 2021.
9.Non-same store studio includes 18,594 square feet located at Sunset Las Palmas Studios that was taken off-line during third quarter 2021.
10.Includes 538,164 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights in the first quarter of 2019.

Overview

Business Acquisitions

On August 16, 2021, the Company acquired 100% of the equity interests in Zio Entertainment Network, LLC (“Zio”). On August 31, 2021, the Company acquired 100% of the equity interests in Star Waggons, LLC (“Star Waggons”). The acquired businesses provide transportation and logistics services to studio productions and their acquisition will expand the Company’s service offerings for its studio platform. See Part I, Item 1 “Note 3 to the Consolidated Financial Statements—Business Combinations” for details.

Property Acquisitions

On July 29, 2021, the Company purchased, through a joint venture entity with Kane Holdco S.A.R.L., an affiliate of Blackstone Property Partners, the land site for the Sunset Waltham Cross Studios development. The Company owns 35% of the ownership interest in the joint venture entity. The Company also owns 35% of the ownership interest in the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity. The joint ventures are not consolidated. See Part I, Item 1 “Note 6 to the Consolidated Financial Statements—Investment in Unconsolidated Real Estate Entities” for details.

We had no property acquisitions related to consolidated entities during the nine months ended September 30, 2021.

Property Dispositions

We had no property dispositions during the nine months ended September 30, 2021.

Held for Sale

We had no properties classified as held for sale as of September 30, 2021.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of September 30, 2021:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
One Westside(2)	West Los Angeles	584,000	Q1-2022	Q2-2023
Total Under Construction		584,000

Future Development Pipeline:
Washington 1000	Denny Triangle	538,164	TBD	TBD
Burrard Exchange at Bentall Centre(3)	Downtown Vancouver	450,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Glenoaks Studios—Development(4)	Los Angeles	241,000	Q3-2023	Q2-2024
Sunset Bronson Studios Lot D—Development(5)	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development(5)(6)	Hollywood	478,845	TBD	TBD
Sunset Las Palmas Studios—Development(5)	Hollywood	617,581	TBD	TBD
Sunset Waltham Cross Studios—Development(7)	Broxbourne	TBD	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
Total Future Development Pipeline		3,195,406
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT		3,779,406
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
3.We own 20% of the ownership interest in the unconsolidated joint venture that owns Burrard Exchange.
4.We own 50% of the ownership interest in the unconsolidated joint venture that owns Sunset Glenoaks Studios—Development.
5.We own 51% of the ownership interest in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.
6.Estimated square footage for Sunset Gower Studios—Development is net of 130,169 square feet of anticipated demolition in connection with the development.
7.We own 35% of the ownership interest in the unconsolidated joint venture that owns Sunset Waltham Cross Studios—Development.

The timing of completion of our projects may be impacted by factors outside of our control, including government restrictions and/or social distancing requirements affecting construction projects due to the COVID-19 pandemic.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of September 30, 2021, plus available space, beginning January 1, 2021 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share(1)
Year of Lease Expiration	Number of Leases Expiring(2)	Square Footage of Expiring Leases(3)	Square Footage of Expiring Leases(4)	Percent of Office Portfolio Square Feet	Annualized Base Rent(5)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(6)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(7)
Vacant		1,677,224	1,578,093	12.4%
2021	57	317,909	300,074	2.4	$11,530,771	1.9%	$38.43	$11,593,213	$38.63
2022	210	1,969,803	1,769,126	14.0	87,022,935	14.7	49.19	87,861,146	49.66
2023	137	1,656,849	1,256,924	9.9	63,631,039	10.7	50.62	66,827,970	53.17
2024	151	1,985,871	1,752,692	13.8	92,313,923	15.5	52.67	100,115,442	57.12
2025	90	1,642,571	1,327,198	10.4	78,749,513	13.2	59.34	87,114,647	65.64
2026	54	713,964	614,792	4.8	37,542,210	6.3	61.06	42,815,378	69.64
2027	44	667,651	557,632	4.4	30,737,806	5.2	55.12	36,728,818	65.87
2028	32	967,007	867,175	6.8	58,567,263	9.8	67.54	70,473,542	81.27
2029	18	325,666	230,563	1.8	17,432,194	2.9	75.61	21,016,891	91.15
2030	14	1,300,155	934,005	7.4	42,861,551	7.2	45.89	57,588,879	61.66
Thereafter	29	1,451,967	817,931	6.4	44,910,618	7.5	54.91	61,673,394	75.40
Building management use(8)	44	203,288	181,792	1.4	—	—	—	—	—
Signed leases not commenced(9)	21	670,422	514,507	4.1	30,104,098	5.1	58.51	44,321,407	86.14
Portfolio Total/Weighted Average	901	15,550,347	12,702,504	100.0%	$595,403,921	100.0%	$53.52	$688,130,727	$61.86
_____________
1.Calculated based on the Company’s consolidated portfolio, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based on the Company’s percentage ownership interests), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based on the partners’ percentage ownership interests).
2.Does not include 31 month-to-month leases.
3.Total expiring square footage does not include 21,505 square feet of month-to-month leases.
4.Total expiring square footage does not include 13,375 square feet of month-to-month leases.
5.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) as of September 30, 2021, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
6.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of September 30, 2021.
7.Annualized base rent per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of September 30, 2021.
8.Reflects management offices occupied by the Company with various expiration dates.
9.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of September 30, 2021 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of September 30, 2021, divided by (ii) square footage under uncommenced leases as of September 30, 2021.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Renewals(1)
Number of leases	27	19	92	64
Square feet	187,913	79,454	909,757	251,025
Tenant improvement costs per square foot(2)(3)	$16.25	$2.44	$8.23	$4.19
Leasing commission costs per square foot(2)	5.24	3.21	7.56	5.41
Total tenant improvement and leasing commission costs(2)	$21.49	$5.65	$15.79	$9.60

New leases(4)
Number of leases	26	19	76	59
Square feet	130,515	105,129	443,221	269,919
Tenant improvement costs per square foot(2)(3)	$77.82	$78.93	$67.50	$56.26
Leasing commission costs per square foot(2)	14.06	17.17	15.85	10.63
Total tenant improvement and leasing commission costs(2)	$91.88	$96.10	$83.35	$66.89

TOTAL
Number of leases	53	38	168	123
Square feet	318,428	184,583	1,352,978	520,944
Tenant improvement costs per square foot(2)(3)	$40.61	$45.59	$26.45	$29.75
Leasing commission costs per square foot(2)	8.73	11.08	10.11	7.97
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$49.34	$56.67	$36.56	$37.72
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

Financings

During the nine months ended September 30, 2021, there were $300.0 million in borrowings on the unsecured revolving credit facility. We generally use the unsecured revolving credit facility to finance the acquisition of businesses or other properties, to provide funds for tenant improvements, lease commissions and capital expenditures and to provide for working capital and other corporate purposes.

During the nine months ended September 30, 2021, the joint venture that owns our Hollywood Media Portfolio refinanced its previous $900.0 million loan secured by the Hollywood Media Portfolio, which bore interest at a rate of LIBOR + 2.15%, with a $1.1 billion mortgage loan secured by the Hollywood Media Portfolio with an initial interest rate of LIBOR + 1.17%. The refinanced loan has an initial term of two years from the first payment date with three one-year extension options, subject to certain requirements. The Company used the proceeds to purchase bonds comprising the loan in the amount of $209.8 million.

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

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of July 1, 2020 and still owned and included in the stabilized portfolio as of September 30, 2021; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net income to NOI:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2021	2020
Net loss	$(6,182)	$(1,362)	$(4,820)	353.9%
Adjustments:
(Income) loss from unconsolidated real estate entities	(566)	105	(671)	(639.0)
Fee income	(678)	(575)	(103)	17.9
Interest expense	30,825	29,838	987	3.3
Interest income	(934)	(1,056)	122	(11.6)
Management services reimbursement income—unconsolidated real estate entities	253	—	253	—
Management services expense—unconsolidated real estate entities	(253)	—	(253)	—
Transaction-related expenses	6,300	181	6,119	3,380.7
Unrealized gain on non-real estate investments	(827)	(513)	(314)	61.2
Impairment loss	2,762	—	2,762	—
Loss on extinguishment of debt	6,249	2,654	3,595	135.5
Other income	(82)	(576)	494	(85.8)
General and administrative	18,288	17,428	860	4.9
Depreciation and amortization	88,568	75,052	13,516	18.0
NOI	$143,723	$121,176	$22,547	18.6%

Same-store NOI	$123,811	$114,998	$8,813	7.7%
Non-same-store NOI	19,912	6,178	13,734	222.3
NOI	$143,723	$121,176	$22,547	18.6%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended September 30,
	2021	2020
Same-store office
Number of properties	45	45
Rentable square feet	11,394,834	11,394,834
Ending % leased	91.0%	94.2%
Ending % occupied	90.4%	93.3%
Average % occupied for the period	90.3%	93.4%
Average annual rental rate per square foot	$54.77	$52.53

Same-store studio
Number of properties	3	3
Rentable square feet	1,205,809	1,205,809
Average % occupied for the period(1)	87.6%	91.1%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended September 30,
	2021			2020
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$173,286	$24,655	$197,941	$167,006	$11,250	$178,256
Service and other revenues	3,599	326	3,925	2,240	220	2,460
Total office revenues	176,885	24,981	201,866	169,246	11,470	180,716

Studio
Rental	12,620	148	12,768	11,724	—	11,724
Service and other revenues	6,131	6,867	12,998	3,845	—	3,845
Total studio revenues	18,751	7,015	25,766	15,569	—	15,569

Total revenues	195,636	31,996	227,632	184,815	11,470	196,285

Operating expenses
Office operating expenses	62,866	8,999	71,865	60,783	5,292	66,075
Studio operating expenses	8,959	3,085	12,044	9,034	—	9,034
Total operating expenses	71,825	12,084	83,909	69,817	5,292	75,109

Office NOI	114,019	15,982	130,001	108,463	6,178	114,641
Studio NOI	9,792	3,930	13,722	6,535	—	6,535
NOI	$123,811	$19,912	$143,723	$114,998	$6,178	$121,176

The following table gives further detail on our change in NOI:

	Three Months Ended September 30, 2021 as compared to Three Months Ended September 30, 2020
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$6,280	3.8%	$13,405	119.2%	$19,685	11.0%
Service and other revenues	1,359	60.7	106	48.2	1,465	59.6
Total office revenues	7,639	4.5	13,511	117.8	21,150	11.7

Studio
Rental	896	7.6	148	—	1,044	8.9
Service and other revenues	2,286	59.5	6,867	—	9,153	238.0
Total studio revenues	3,182	20.4	7,015	—	10,197	65.5

Total revenues	10,821	5.9	20,526	179.0	31,347	16.0

Operating expenses
Office operating expenses	2,083	3.4	3,707	70.0	5,790	8.8
Studio operating expenses	(75)	(0.8)	3,085	—	3,010	33.3
Total operating expenses	2,008	2.9	6,792	128.3	8,800	11.7

Office NOI	5,556	5.1	9,804	158.7	15,360	13.4
Studio NOI	3,257	49.8	3,930	—	7,187	110.0
NOI	$8,813	7.7%	$13,734	222.3%	$22,547	18.6%

NOI increased $22.5 million, or 18.6%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily resulting from:

•a $13.7 million increase in non-same-store NOI driven by:
•an increase in office NOI of $9.8 million primarily due to:
▪a $13.4 million increase in rental revenues primarily resulting from the acquisition of our 1918 Eighth property in December 2020 and a lease commenced at our Harlow property in April 2021 (Company 3).
▪partially offset by a $3.7 million increase in operating expenses primarily resulting from the acquisition of our 1918 Eighth property.
•an increase in studio NOI of $3.9 million primarily due to the acquisition of Zio and Star Waggons in August 2021.
•an $8.8 million increase in same-store NOI driven by:
•an increase in office NOI of $5.6 million primarily due to:
•a $6.3 million increase in rental revenues primarily resulting from leases commenced at our Clocktower Square (Rivian Automotive), Rincon Center (Google) and Maxwell (Califia Farms and Twitch) properties and one-time reserves for uncollectible rents recognized during the three months ended September 30, 2020 at various properties; and
•a $1.4 million increase in service and other revenues primarily resulting from lease cancellation fees at our 10850 Pico and 11601 Wilshire properties;
•partially offset by a $2.1 million increase in office operating expenses primarily resulting from increases in taxes and insurance expense at various properties.
•an increase in studio NOI of $3.3 million primarily due to:
•a $2.3 million increase in service and other revenues primarily resulting from an increase in lighting and grip services at our studio properties.

Other (Income) Expenses

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended September 30,
	2021	2020	Dollar Change	Percent Change
Gross interest expense	$33,912	$32,243	$1,669	5.2%
Capitalized interest	(5,760)	(4,519)	(1,241)	27.5
Amortization of deferred financing costs and loan discounts/premiums	2,673	2,114	559	26.4
TOTAL	$30,825	$29,838	$987	3.3%

Gross interest expense increased by $1.7 million, or 5.2%, to $33.9 million for the three months ended September 30, 2021 compared to $32.2 million for the three months ended September 30, 2020. The increase was primarily driven by the issuance of a $900.0 million loan secured by the Hollywood Media Portfolio in July 2020, the closing of a $314.3 million loan secured by our 1918 Eighth property in December 2020 and $114.2 million in draws on the construction loan secured by our One Westside and 10850 Pico properties during the year, partially offset by the paydown of Term Loan B, Term Loan D and the Met Park North loan in July 2020 and the refinancing of the Hollywood Media Portfolio loan in August 2021 at a lower interest rate.

Capitalized interest increased by $1.2 million, or 27.5%, to $5.8 million for the three months ended September 30, 2021 compared to $4.5 million for the three months ended September 30, 2020. The increase was primarily driven by our One Westside and Sunset Las Palmas redevelopment projects and our Metro Plaza repositioning project, partially offset by the completion of our Harlow development property.

Amortization of deferred financing costs and loan discounts/premiums increased by $0.6 million, or 26.4%, to $2.7 million for the three months ended September 30, 2021 compared to $2.1 million for the three months ended September 30, 2020. The increase was primarily driven by the amortization of new issuance costs associated with the original $900.0 million loan and refinanced $1.1 billion loan secured by the Hollywood Media Portfolio and the $314.3 million loan secured by our 1918 Eighth property.

General and administrative expenses

General and administrative expenses remained relatively flat, increasing $0.9 million, or 4.9%, to $18.3 million for the three months ended September 30, 2021 compared to $17.4 million for the three months ended September 30, 2020. General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items.

Depreciation and amortization expense

Depreciation and amortization expense increased $13.5 million, or 18.0%, to $88.6 million for the three months ended September 30, 2021 compared to $75.1 million for the three months ended September 30, 2020. The increase was primarily related to our acquisition of 1918 Eighth, the accelerated depreciation of tenant improvements resulting from a termination at our Maxwell property and the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Zio and Star Waggons transactions in August 2021.

Fee income

We recognized fee income of $0.7 million for the three months ended September 30, 2021 compared to $0.6 million for the three months ended September 30, 2020. Fee income primarily represents management fee, construction management fee and leasing commission income earned from the unconsolidated real estate entities.

Transaction-related expenses

Transaction-related expenses increased $6.1 million, or 3,380.7%, to $6.3 million for the three months ended September 30, 2021 compared to $0.2 million for the three months ended September 30, 2020. The increase is attributable to the acquisition of Zio and Star Waggons in August 2021.

Unrealized gain on non-real estate investments

We recognized an unrealized gain on non-real estate investments of $0.8 million for the three months ended September 30, 2021 compared to an unrealized gain on non-real estate investments of $0.5 million for the three months ended September 30, 2020. The activity in both periods is due to the observable changes in the fair value of the investments.

Loss on extinguishment of debt

During the three months ended September 30, 2021 we completed a refinancing of the loan secured by the Hollywood Media Portfolio and recognized a loss on extinguishment of debt of $6.2 million primarily representing the write-off of unamortized deferred financing costs associated with the extinguished portion of the loan. During the three months ended September 30, 2020 we recognized a loss on extinguishment of debt of $2.7 million representing the write-off of unamortized deferred financing costs related to the early repayment of Term Loan B, Term Loan D and the Revolving Sunset Bronson Studios/ICON/CUE facility.

Impairment loss

We recognized an impairment loss of $2.8 million during the three months ended September 30, 2021 related to a reduction in the estimated hold period of our Del Amo property. We did not recognize any impairment charges during the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2020 and still owned and included in the stabilized portfolio as of September 30, 2021; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net income to NOI:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2021	2020
Net income	$12,259	$19,598	$(7,339)	(37.4)%
Adjustments:
Income from unconsolidated real estate entities	(1,671)	(69)	(1,602)	2,321.7
Fee income	(2,323)	(1,741)	(582)	33.4
Interest expense	91,800	84,185	7,615	9.0
Interest income	(2,868)	(3,129)	261	(8.3)
Management services reimbursement income—unconsolidated real estate entities	879	—	879	—
Management services expense—unconsolidated real estate entities	(879)	—	(879)	—
Transaction-related expenses	7,364	440	6,924	1,573.6
Unrealized (gain) loss on non-real estate investments	(11,620)	2,335	(13,955)	(597.6)
Impairment loss	2,762	—	2,762	—
Loss on extinguishment of debt	6,249	2,654	3,595	135.5
Other expense (income)	1,547	(1,606)	3,153	(196.3)
General and administrative	53,846	53,943	(97)	(0.2)
Depreciation and amortization	255,507	222,331	33,176	14.9
NOI	$412,852	$378,941	$33,911	8.9%

Same-store NOI	354,976	352,938	2,038	0.6%
Non-same-store NOI	57,876	26,003	31,873	122.6
NOI	$412,852	$378,941	$33,911	8.9%

The following table summarizes certain statistics of our same-store office and studio properties:

	Nine Months Ended September 30,
	2021	2020
Same-store office
Number of properties	43	43
Rentable square feet	11,118,990	11,118,990
Ending % leased	91.1%	94.1%
Ending % occupied	90.5%	93.2%
Average % occupied for the period	90.9%	94.3%
Average annual rental rate per square foot	$54.59	$52.39

Same-store studio
Number of properties	3	3
Rentable square feet	1,205,809	1,205,809
Average % occupied for the period(1)	87.6%	91.1%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Nine Months Ended September 30,
	2021			2020
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$497,854	$82,500	$580,354	$493,604	$46,419	$540,023
Service and other revenues	7,694	1,664	9,358	10,732	696	11,428
Total office revenues	505,548	84,164	589,712	504,336	47,115	551,451

Studio
Rental	36,324	148	36,472	36,767	—	36,767
Service and other revenues	23,302	6,867	30,169	12,904	—	12,904
Total studio revenues	59,626	7,015	66,641	49,671	—	49,671

Total revenues	565,174	91,179	656,353	554,007	47,115	601,122

Operating expenses
Office operating expenses	177,321	30,217	207,538	173,434	21,112	194,546
Studio operating expenses	32,877	3,086	35,963	27,635	—	27,635
Total operating expenses	210,198	33,303	243,501	201,069	21,112	222,181

Office NOI	328,227	53,947	382,174	330,902	26,003	356,905
Studio NOI	26,749	3,929	30,678	22,036	—	22,036
NOI	$354,976	$57,876	$412,852	$352,938	$26,003	$378,941

The following table gives further detail on our change in NOI:

	Nine Months Ended September 30, 2021 as compared to Nine Months Ended September 30, 2020
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$4,250	0.9%	$36,081	77.7%	$40,331	7.5%
Service and other revenues	(3,038)	(28.3)	968	139.1	(2,070)	(18.1)
Total office revenues	1,212	0.2	37,049	78.6	38,261	6.9

Studio
Rental	(443)	(1.2)	148	—	(295)	(0.8)
Service and other revenues	10,398	80.6	6,867	—	17,265	133.8
Total studio revenues	9,955	20.0	7,015	—	16,970	34.2

Total revenues	11,167	2.0	44,064	93.5	55,231	9.2

Operating expenses
Office operating expenses	3,887	2.2	9,105	43.1	12,992	6.7
Studio operating expenses	5,242	19.0	3,086	—	8,328	30.1
Total operating expenses	9,129	4.5	12,191	57.7	21,320	9.6

Office NOI	(2,675)	(0.8)	27,944	107.5	25,269	7.1
Studio NOI	4,713	21.4	3,929	—	8,642	39.2
NOI	$2,038	0.6%	$31,873	122.6%	$33,911	8.9%

NOI increased $33.9 million, or 8.9%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily resulting from:

•a $31.9 million increase in non-same-store NOI from driven by:
◦an increase in office NOI of $27.9 million primarily due to:
▪a $36.1 million increase in rental revenues primarily resulting from the acquisition of our 1918 Eighth property in December 2020 and a lease commenced at our Harlow property (Company 3); and
▪a $1.0 million increase in service and other revenues primarily resulting from a lease cancellation fee at our 10850 Pico property;
▪partially offset by a $9.1 million increase in operating expenses primarily resulting from the acquisition of our 1918 Eighth property.
◦an increase in studio NOI of $3.9 million primarily due to the acquisition of Zio and Star Waggons in August 2021.
•a $2.0 million increase in same-store NOI driven by:
•an increase in studio NOI of $4.7 million primarily due to:
•a $10.4 million increase in service and other revenues primarily resulting from an increase in lighting and grip services at our studio properties;
•partially offset by a $5.2 million increase in operating expenses primarily resulting from higher lighting rental, utilities, cleaning and security expenses driven by the increase in studio services activity, partially offset by a favorable prior period property tax assessment for our Sunset Las Palmas studio property.
•a decrease in office NOI of $2.7 million primarily due to:

•a $3.9 million increase in operating expenses primarily resulting from an increase in earthquake insurance premium due to an increase in coverage and a prior period property tax assessment for our ICON and CUE properties; and
•a $3.0 million decrease in service and other revenues primarily resulting from a decrease in parking revenue at our ICON, 505 First, 6040 Sunset and Met Park North properties due to continued reduced activity resulting from the COVID-19 pandemic;
•partially offset by a $4.3 million increase in rental revenues primarily resulting from the reversal of reserves for uncollectible rents at our 901 Market property, a one-time reserve for uncollectible rents recognized for a significant tenant at our Maxwell property during the nine months ended September 30, 2020 and leases commenced at our Clocktower Square (Rivian Automotive), Maxwell (Califia Farms and Twitch) and Rincon Center (Google) properties, partially offset by vacancies at our 11601 Wilshire, Techmart, Skyway Landing and 505 First properties.

Other Expenses (Income)

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Nine Months Ended September 30,
	2021	2020	Dollar Change	Percent Change
Gross interest expense	$101,341	$93,846	$7,495	8.0%
Capitalized interest	(17,049)	(14,264)	(2,785)	19.5
Amortization of deferred financing costs and loan discounts/premiums	7,508	4,603	2,905	63.1
TOTAL	$91,800	$84,185	$7,615	9.0%

Gross interest expense increased by $7.5 million, or 8.0%, to $101.3 million for the nine months ended September 30, 2021 compared to $93.8 million for the nine months ended September 30, 2020. The increase was primarily driven by the issuance of a $900.0 million loan secured by the Hollywood Media Portfolio in July 2020, the closing of a $314.3 million loan secured by our 1918 Eighth property in December 2020 and $114.2 million in draws on the construction loan secured by our One Westside and 10850 Pico properties during the year, partially offset by the paydown of Term Loan B, Term Loan D, the Met Park North loan, the Revolving Sunset Bronson Studios/ICON/CUE facility and outstanding borrowings on our unsecured revolving credit facility all in July 2020.

Capitalized interest increased by $2.8 million, or 19.5%, to $17.0 million for the nine months ended September 30, 2021 compared to $14.3 million for the nine months ended September 30, 2020. The increase was primarily driven by interest capitalized on our One Westside redevelopment project and our Page Mill Center, Metro Plaza and 95 Jackson repositioning projects, partially offset by the completion of our Harlow development property.

Amortization of deferred financing costs and loan discounts/premiums increased by $2.9 million, or 63.1%, to $7.5 million for the nine months ended September 30, 2021 compared to $4.6 million for the nine months ended September 30, 2020. The increase was primarily driven by the amortization of new issuance costs associated with the original $900.0 million loan and refinanced $1.1 billion loan secured by the Hollywood Media Portfolio and the $314.3 million loan secured by our 1918 Eighth property.

General and administrative expenses

General and administrative expenses remained relatively flat, decreasing $0.1 million, or 0.2%, to $53.8 million for the nine months ended September 30, 2021 compared to $53.9 million for the nine months ended September 30, 2020. General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items.

Depreciation and amortization expense

Depreciation and amortization expense increased $33.2 million, or 14.9%, to $255.5 million for the nine months ended September 30, 2021 compared to $222.3 million for the nine months ended September 30, 2020. The increase was primarily related to our acquisition of 1918 Eighth, the accelerated depreciation of tenant improvements resulting from a termination at our Maxwell property, the accelerated amortization of lease intangibles resulting from a termination at our 625 Second property and the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Zio and Star Waggons transactions in August 2021.

Transaction-related expenses

Transaction-related expenses increased $6.9 million, or 1,573.6%, to $7.4 million for the nine months ended September 30, 2021 compared to $0.4 million for the nine months ended September 30, 2020. The increase is attributable to the acquisition of Zio and Star Waggons in August 2021.

Fee income

We recognized fee income of $2.3 million for the nine months ended September 30, 2021 compared to $1.7 million for the nine months ended September 30, 2020. Fee income primarily represents management fee, construction management fee and leasing commission income earned from our unconsolidated real estate entities.

Unrealized gain (loss) on non-real estate investments

We recognized an unrealized gain on our non-real estate investments of $11.6 million for the nine months ended September 30, 2021 compared to an unrealized loss on non-real estate investments of $2.3 million for the nine months ended September 30, 2020. The activity in both periods is due to the observable changes in the fair value of the investments.

Loss on extinguishment of debt

During the nine months ended September 30, 2021 we completed a refinancing of the loan secured by the Hollywood Media Portfolio and recognized a loss on extinguishment of debt of $6.2 million primarily representing the write-off of unamortized deferred financing costs associated with the extinguished portion of the loan. During the nine months ended September 30, 2020 we recognized a loss on extinguishment of debt of $2.7 million representing the write-off of unamortized deferred financing costs related to the early repayment of Term Loan B, Term Loan D and the Revolving Sunset Bronson Studios/ICON/CUE facility.

Impairment loss

We recognized an impairment loss of $2.8 million during the nine months ended September 30, 2021 related to a reduction in the estimated hold period of our Del Amo property. We did not recognize any impairment charges during the nine months ended September 30, 2020.

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

Liquidity Sources

We had approximately $110.5 million of cash and cash equivalents at September 30, 2021. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service fees and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through September 30, 2021. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of September 30, 2021, we had total borrowing capacity of $600.0 million under our unsecured revolving credit facility, $300.0 million of which had been drawn. As of September 30, 2021, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and 10850 Pico properties, $220.2 million of which had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of September 30, 2021 (in thousands, except percentage):

September 30, 2021
Unsecured and secured debt(1)	$3,943,973
Series A preferred units	9,815
Total consolidated debt	3,953,788
Common equity capitalization(2)	4,091,366
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$8,045,154
Total consolidated debt/total consolidated market capitalization	49.1%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Common equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $26.27, as reported by the NYSE, on September 30, 2021.

Outstanding Indebtedness

The following table sets forth information as of September 30, 2021 and December 31, 2020 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	September 30, 2021	December 31, 2020
Unsecured debt	$2,225,000	$1,925,000
Secured debt	$1,718,973	$1,507,276
In-substance defeased debt	$129,105	$131,707
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of September 30, 2021.

Liquidity Uses

Contractual Obligations

The terms of the securities purchase agreement for the acquisition of Zio require the Company to pay up to $15.0 million of additional consideration to the business’s former shareholders in 2022 and up to $20.0 million of additional consideration to the business’s former shareholders in 2024, subject to certain performance thresholds being met.

During the nine months ended September 30, 2021, there were no other material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2020 Annual Report on Form 10-K. See Part I, Item 1 “Note 11 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. See Part I, Item 1 “Note 15 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. See Part I, Item 1 “Note 23 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

A comparison of our cash flow activity is as follows:

	Nine Months Ended September 30,
	2021	2020	Dollar Change	Percent Change
Net cash provided by operating activities	$285,512	$247,890	$37,622	15.2%
Net cash used in investing activities	$(560,602)	$(305,204)	$(255,398)	83.7%
Net cash provided by financing activities	$345,787	$403,329	$(57,542)	(14.3)%

Cash and cash equivalents and restricted cash were $220.2 million and $149.5 million at September 30, 2021 and December 31, 2020, respectively.

Operating Activities

Net cash provided by operating activities increased by $37.6 million, or 15.2%, to $285.5 million for the nine months ended September 30, 2021 compared to $247.9 million for the nine months ended September 30, 2020. The change primarily resulted from the acquisition of our 1918 Eighth property in December 2020 and the acquisitions of Zio and Star Waggons in August 2021, partially offset by an increase in interest expense.

Investing Activities

Net cash used in investing activities increased by $255.4 million, or 83.7%, to $560.6 million for the nine months ended September 30, 2021 compared to $305.2 million for the nine months ended September 30, 2020. The change primarily resulted from the acquisitions of Zio and Star Waggons in August 2021 for combined cash consideration of $209.9 million, a $72.1 million increase in contributions to unconsolidated real estate entities primarily related to our investment in the Sunset Waltham Cross development in July 2021 and $10.5 million of contributions to non-real estate investments during the nine months ended September 30, 2021. This activity was partially offset by a $37.8 million decrease in additions to investment in real estate during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities decreased $57.5 million, or 14.3%, to $345.8 million for the nine months ended September 30, 2021 compared to $403.3 million for the nine months ended September 30, 2020. The change primarily resulted from a $347.7 million decrease in contributions from non-controlling members in consolidated real estate entities due to the sale of a 49% interest in our Hollywood Media Portfolio in July 2020, an $87.3 million decrease in proceeds from unsecured and secured debt and an $80.6 million increase in distributions to non-controlling members in consolidated real estate entities. This activity was offset by a $357.3 million decrease in payments of unsecured and secured debt, $45.0 million of proceeds from the sale of common stock and a $38.7 million decrease in repurchases of common stock during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Indebtedness

We have an investment in an unconsolidated real estate entity pursuant to a co-ownership agreement with an affiliate of Blackstone Property Partners Lower Fund 1 LP (“Blackstone 1 LP”), the Bentall Centre property located in Vancouver, Canada. We own 20% of this joint venture and we serve as the operating partner. The unconsolidated real estate entity has mortgage indebtedness. Due to our significant influence over the unconsolidated entity, we account for the entity using the equity method of accounting. As of September 30, 2021, the aggregate carrying amount of debt, including both our and our partner’s share, incurred by the unconsolidated entity was approximately $513.6 million and our proportionate share is approximately $102.7 million.

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

The following table presents a reconciliation of net income to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(6,182)	$(1,362)	$12,259	$19,598
Adjustments:
Depreciation and amortization—Consolidated	88,568	75,052	255,507	222,331
Depreciation and amortization—Non-real estate assets	(2,221)	(581)	(3,388)	(1,720)
Depreciation and amortization—Company’s share from unconsolidated real estate entities	1,462	1,445	4,523	4,181
Impairment loss	2,762	—	2,762	—
Unrealized (gain) loss on non-real estate investments	(827)	(513)	(11,620)	2,335
Tax impact of unrealized gain on non-real estate investment	—	—	1,876	—
FFO attributable to non-controlling interests	(14,288)	(10,725)	(46,731)	(24,619)
FFO attributable to preferred units	(153)	(153)	(459)	(459)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$69,121	$63,163	$214,729	$221,647

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2020 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2021 to the information provided in Part II, Item 7A, of our 2020 Annual Report on Form 10-K.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our unconsolidated real estate entities operating in Canada and the United Kingdom. The unconsolidated real estate entities’ functional currencies are the local currencies, or the Canadian dollar and the pound sterling, as applicable. Any gains or losses resulting from the translation of foreign currencies to U.S. dollars are classified on our Consolidated Balance Sheets as a separate component of other comprehensive income and are excluded from net income.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the third quarter of 2021, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the third quarter of 2021, we issued an aggregate of 1,168 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with tax withholding obligations. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the third quarter of 2021, our operating partnership issued an aggregate of 1,168 units to us in connection with this transaction.

All other issuances of unregistered equity securities of our operating partnership during the nine months ended September 30, 2021 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $8.8 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	October 29, 2021	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	October 29, 2021	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	October 29, 2021	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	October 29, 2021	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)