Form 10-K
period 2021-12-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2022-02-18
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (310) 445-5700

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Hudson Pacific Properties, Inc.	Common Stock, $0.01 par value	HPP	New York Stock Exchange
Hudson Pacific Properties, Inc.	4.750% Series C Cumulative Redeemable Preferred Stock	HPP Pr C	New York Stock Exchange

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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

As of June 30, 2021, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) was $4.10 billion based upon the last sales price on June 30, 2021 for the registrant’s Common Stock.

There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at February 11, 2022 was 151,197,201.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be held May 19, 2022 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the United States Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2021 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of December 31, 2021, Hudson Pacific Properties, Inc. owned approximately 98.4% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.6% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.

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

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business and financial performance. These risks are discussed more fully below and include, but are not limited to, the following:

•Risks Related to Our Properties and Our Business

•Our properties are located in Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom, and we are susceptible to adverse economic conditions, local regulations and natural disasters affecting those markets.
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
•Our common stock is ranked junior to our series C preferred stock.
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
•Transition to an alternative reference rate due to the cessation of the London Inter-bank Offered Rate (“LIBOR”) may adversely affect our required debt payments and the value of our related debt and derivative financial instruments.
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

ITEM 1. Business

Company Overview

We are a vertically integrated real estate company focused on acquiring, repositioning, developing and operating high-quality office and state-of-the-art studio properties in high-growth, high-barrier-to-entry submarkets throughout Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom. We invest across the risk-

return spectrum, favoring opportunities where we can employ leasing, capital investment and management expertise to create additional value. As of December 31, 2021, our portfolio included office properties, comprising an aggregate of approximately 15.8 million square feet, and studio properties, comprising approximately 1.5 million square feet of sound-stage, office and supporting production facilities. We also own undeveloped density rights for approximately 3.0 million square feet of future office, studio and residential space.

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

Business and Growth Strategies

We invest in Class-A office and studio properties located in high barrier-to-entry, innovation-centric submarkets with significant growth potential. Our positioning within these submarkets allows us to attract and retain quality growth companies as tenants, many in the technology and media and entertainment sectors. The purchase of properties with a value-add component, typically through off-market transactions, also facilitates our growth. These types of assets afford us the opportunity to capture embedded rent growth and occupancy upside, and to strategically invest capital to reposition and redevelop assets to generate additional cash flow. We take a more measured approach to ground-up development, with most under-construction, planned or potential projects located on ancillary sites that are part of existing operating assets. Management expertise across disciplines supports execution at all levels of our operations. In particular, aggressive leasing and proactive asset management, combined with a focus on conservatively managing our balance sheet, are central to our strategy. Additionally, our acquisition of Zio Entertainment Network, LLC (“Zio”) and Star Waggons, LLC (“Star Waggons”), industry-leading transportation and logistics companies, will expand the service offerings for our studio platform and extend our footprint to other studios and on-location filming.

Major Tenants

As of December 31, 2021, the 15 largest tenants in our office portfolio represented approximately 42.8% of the Company’s share of total annualized base rent generated by our office properties. As of December 31, 2021, our three largest tenants were Google, Inc., Netflix, Inc. and Amazon, which together accounted for 20.2% of the Company’s share of the annualized base rent generated by our office properties.

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

•Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no competing real estate business interests outside of our Company. Additionally, as of December 31, 2021, our senior management team owned approximately 1.8 million shares of our common stock and 2.1 million units in our operating partnership on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

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

•Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our IPO, including through 17 offerings (including two public offerings of 8.375% series B Cumulative Preferred Stock, one public offering of 4.750% Series C Cumulative Redeemable Preferred Stock (“series C preferred stock”), ten public offerings of our common stock, one private placement of our common stock and three public offerings of senior notes) and continuous offerings under our at-the-market (“ATM”) program for aggregate total proceeds of approximately $5.2 billion (before underwriters’ discounts and transaction costs) as of December 31, 2021. Available cash on hand and our unsecured credit facility provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy while maintaining a flexible and conservative capital structure. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities. As of December 31, 2021, we had total borrowing capacity of approximately $1.0 billion under our unsecured revolving credit facility, $125.0 million of which has been drawn, and we have the ability to draw up to $414.6 million under our construction loan secured by our One Westside and 10850 Pico properties, $241.4 million of which has been drawn. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities. Based on the closing price of our common stock of $24.71 on December 31, 2021, we had a debt-to-market capitalization ratio (counting series A preferred units in our operating partnership, or “series A preferred units”, as debt) of approximately 47.0%.

We have access to and are actively pursuing a pipeline of potential acquisitions consistent with our investment strategy. We believe our significant expertise in operating in the Northern and Southern California, the Pacific Northwest, and Western Canada office sectors and extensive, long-term relationships with real estate owners, developers and lenders, coupled with our conservative capital structure and access to capital, will allow us to capitalize on current market opportunities.

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

Segment and Geographic Financial Information

We report our results of operations through three reportable segments: (i) office properties (ii) studio properties and (iii) the management entity’s operations. For information about our segments, refer to Part IV, Item 15(a) “Financial Statement Schedules—Note 18 to the Consolidated Financial Statements—Segment Reporting.”

All of our business is conducted in Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom. For further detail regarding our geographic financial information, refer to Item 2 “Properties.”

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

Sustainable: Minimizing our Footprint

We are committed to leadership in sustainability—whether designing a new property, reimagining a dated building, or managing our existing portfolio. Addressing climate change is the number one focus of our sustainability program, and in 2020, we were one of the first major North American landlords to achieve carbon neutrality across all real estate operations. Our Science-Based Target commits us to go further by reducing absolute Scope 1 and 2 greenhouse gas emissions by 50% by 2030, from a 2018 baseline, excluding financial instruments like renewable energy credits and carbon offsets. We will rely on our active sustainable technology innovation pipeline, long-term energy procurement strategy, and multiple embodied carbon reduction initiatives to continue our decarbonization journey. More about our bold Sustainability goals, including our goal to achieve net zero waste operations by 2025, can be found in Hudson Pacific’s Corporate Responsibility Report.

Our 2021 achievements include:

•100% carbon neutral operations across our entire real estate operating portfolio;
•100% renewable electricity across our entire real estate operating portfolio;
•100% of our in-service office portfolio has recycling services and 70% has composting services;
•82% of our in-service office portfolio is LEED certified and 71% is ENERGY STAR certified;
•Better BlueprintTM Action Plans at all operating office and studio properties; and
•Sustainable Design Vision for all (re)developments and major repositionings.

Healthy: Healthy Buildings, Healthy Lives

We aim to set our properties apart by providing safe environments that promote wellness and resilience for our employees, tenants and neighbors. Our health and safety program, always a top priority for the company, became paramount during the COVID-19 pandemic. Our Fitwel Viral Response Module (“VRM”) certified response included hundreds of capital improvements, thousands of new MERV-13+ air filters, and implementation of a mobile tenant app at all multi-tenant office properties. We are also deeply committed to advancing wellness and wellbeing, as we know that the quality of our indoor environment can have a huge impact on both our physical and mental health. We consistently deliver state-of-the-art buildings with abundant natural light, convenient access to outdoor space, fitness amenities, healthy food and other wellness-oriented features. We offer in-person and virtual wellness programming at all multi-tenant office properties, and we have a goal to achieve Fitwel certification for at least 50% of our in-service office portfolio by 2025.

Our 2021 achievements include:

•100% of operating office and studio properties use COVID-safe operational procedures certified under Fitwel’s VRM, including but not limited to: use of hospital-grade disinfectants, increased cleaning frequency, maximized outside air and optimized filtration with MERV-13+ filters where possible;
•100% of multi-tenant office properties have a mobile app that regularly promotes health and wellness through virtual fitness classes, mindfulness training, cooking sessions and more;

•Over 90% of our in-service office portfolio is served by bike storage, over 80% has showers and/or lockers and over 50% has on-site fitness amenities; and
•33% of our in-service office portfolio is Fitwel certified.

Equitable: Vibrant, Thriving Cities for All

We seek to create and cultivate communities that champion diversity, equity and inclusion (“DEI”) and afford opportunity for everyone to succeed. This commitment starts with our own employees—we value our diverse employee base, and we have multiple systems and policies in place to celebrate different perspectives, promote an inclusive corporate culture, and advance equity across recruiting, hiring and human capital development processes. We also aim to advance equity externally in our industry and in our local communities. We support key groups aiming to diversify the real estate talent pipeline and advocate for change at the highest levels. Our supplier diversity program includes a company-wide process to track the diversity status of new vendors and a commitment to increase the use of diverse and/or local contractors on-site at all (re)developments to 15% by 2025. We donate at least 1% of net earnings to charitable causes annually and have pledged to invest $20 million by 2025 into innovative homelessness and housing solutions for our core markets.

Our 2021 achievements include:

•100% of employees at all of our operating office and studio properties have received training on subjects such as health and safety, leadership development, corporate operations and/or new employee onboarding;
•Robust internal DEI program that includes five Employee Resource Groups (“ERGs”), access to DEI education resources, and a total of 142 hours of intensive, cohort-based DEI training for employees across the organization;
•$3 million investment in Strategic Development Solutions’ Supportive Housing Fund, as part of our five-year commitment to invest $20 million in innovative homelessness and housing solutions in our core markets;
•Over $1.1 million in charitable giving in 2021, with a focus on organizations addressing homelessness, DEI and health and wellness in our core markets;
•Over $650,000 in grants made available to under-represented artists through the Vibrant Cities Arts Grant, which is associated with our One Westside development project in partnership with Macerich; and
•Long-standing policy of providing every employee with 32 hours of paid volunteer time-off annually, access to a robust Matching Gift program and regular employee volunteering events facilitated by our Hudson Helps Champions Network.

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

Diversity, Equity and Inclusion

We value employees at all levels of the organization and provide ample opportunities for growth, while striving to foster and celebrate diversity in all its forms, whether gender, age, ethnicity or cultural background. We take pride in the fact that our employee base at all of our operating office and studio properties reflects an even gender split as well as a broad cross-section of racial and ethnic backgrounds. We have a comprehensive DEI program for employees at all levels, which includes initiatives such as:

•An ongoing series of intensive, cohort-based DEI training for employees.
•Five ERGs designed to connect employees who have similar backgrounds and shared experiences, with the goal of working with the Company on diversity and inclusion, bringing people together to share best practices and ensuring that we are supporting each other across our communities.
•A thoughtfully curated DEI Library filled with education resources, which employees can access online at any time to increase awareness and knowledge of important concepts and to develop skills to help make meaningful change.

Training and Development

Upon joining the Company, our employees attend an orientation program that is a fun, interactive way for new hires to get to know the Company, its strategy, values and leadership. Senior executives speak candidly about the Company and their roles.

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

Collective Bargaining Arrangements

At December 31, 2021, we had 560 employees, of which 34 were subject to collective bargaining agreements. Six employees are on-site at the Sunset Bronson Studios property and 28 are on-site at Zio. We believe that relations with our employees are good.

Available Information

On the Investors section of our Company’s Website (investors.hudsonpacificproperties.com) we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available to be viewed on our Investors page on our Website free of charge. Also available on our Investors page, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our Code of Business Conduct and Ethics (which applies to all directors and employees, including our Principal Executive Officer and Principal Financial Officer). We intend to use our Website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our Website in the “SEC Filings” page. Accordingly, investors should monitor such portions of our Website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information contained on or hyperlinked from our Website is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Hudson Pacific Properties, Inc., 11601 Wilshire Blvd., Ninth Floor, Los Angeles, California 90025.

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

Risks Related to Our Properties and Our Business

Our properties are located in Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom, and we are susceptible to adverse economic conditions, local regulations and natural disasters affecting those markets.

Our properties are located in Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio. Further, our properties are concentrated in certain areas, including Los Angeles, San Francisco, Silicon Valley, Seattle, Vancouver and Greater London, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of Northern and Southern California, the Pacific Northwest, Western Canada and the United Kingdom (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in our markets (such as earthquakes, windstorms, landslides, droughts, fires and other events). In addition, the State of California has had historical periods of budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in Northern and Southern California, the Pacific Northwest, Western Canada or Greater London, United Kingdom, or any decrease in demand for office space resulting from the California regulatory or business environment, could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

A significant portion of our rental revenue is derived from tenants in the technology and media and entertainment industries. Consequently, we are susceptible to adverse developments affecting the demand by tenants in these industries for office, production and support space in Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom and, more particularly, in Hollywood and the South of Market area of the San Francisco submarket. As we continue our development and potential acquisition activities in markets populated by knowledge-and creative-based tenants in the technology and media and entertainment industries, our tenant mix could become more concentrated, further exposing us to risks in those industries. Any adverse development in the technology and media and entertainment industries could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

However, we may be unable to acquire any of the properties that we may identify as potential acquisition opportunities in the future. Our ability to acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

•potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including other publicly traded REITs, private equity investors and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices;

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

In addition, we may acquire certain businesses that are complementary to our property portfolio. Integrating acquired businesses can be a complex, costly and time-consuming process and our business may be negatively impacted following any acquisition if we are unable to effectively manage our expanded operations. The integration process may require significant time and focus from our management team and may divert attention from the day-to-day operations of our existing business. If we cannot operate acquired properties or businesses to meet our financial expectations, our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected.

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

As of December 31, 2021, we have $1.6 billion variable rate debt, of which $475.0 million is subject to interest rate swaps. In addition, we may incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities. In addition, while such agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under Accounting Standards Codification (“ASC”) 815, Derivative and Hedging.

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

Our 5th & Bell property in Seattle has only been under our management since it was acquired in December 2021. This property may have characteristics or deficiencies unknown to us which could affect its valuation or revenue potential. In addition, there can be no assurance that the operating performance of this property will not decline under our management. We cannot assure you that we will be able to operate this property successfully.

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

We depend on significant tenants.

As of December 31, 2021, the 15 largest tenants in our office portfolio represented approximately 42.8% of the Company’s share of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2021, our three largest tenants were Google, Inc., Netflix, Inc. and Amazon, which together accounted for 20.2% of the Company’s share of the annualized base rent generated by our office properties. If Google, Inc., Netflix, Inc. and Amazon were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2021, approximately 11.8% of the Company’s share of the square footage of the office properties (including our development and redevelopment properties) in our portfolio was available, taking into account uncommenced leases signed as of December 31, 2021. An additional approximately 14.9% of the Company’s share of the square footage of the office properties in our portfolio is scheduled to expire in 2022 (includes leases scheduled to expire on December 31, 2021). We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in Northern or Southern California, the Pacific Northwest, Western Canada or Greater London, United Kingdom real estate markets, a general economic downturn and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

Some of our properties are subject to ground leases, the termination or expiration of which could cause us to lose our interest in, and the right to receive rental income from, such properties.

Twelve of our consolidated properties are subject to ground leases (including properties with a portion of the land subject to a ground lease). See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 11 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments Future Minimum Rents” for more information regarding our ground lease agreements. If any of these ground leases are terminated following a default or expire without being extended, we may lose our interest in the related property and may no longer have the right to receive any of the rental income from such property, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

As of December 31, 2021, we have 18 joint ventures. See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” for details on our joint ventures. We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business (by imposing a 100% prohibited transaction tax on REITs on profits derived from sales of properties held primarily for sale in the ordinary course or business), which may cause us to forgo or defer sales of properties that otherwise would be in our best interest.

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

In exchange for the contribution of properties to our portfolio in connection with our IPO, some contributors received series A preferred units in our operating partnership. As of December 31, 2021, these units have an aggregate liquidation preference of approximately $9.8 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on series C preferred stock and common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our Company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). If we choose to redeem the outstanding series A preferred units in connection with a fundamental change, this could reduce the amount of cash available for distribution to holders of series C preferred stock and common stock. In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Our common stock is ranked junior to our series C preferred stock.

Our common stock is ranked junior to our series C preferred stock. Our outstanding series C preferred stock also has or will have a preference upon our dissolution, liquidation or winding up in respect of assets available for distribution to our stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In the future, we may attempt to increase our capital resources by making additional offerings of equity securities, including classes or series of additional preferred stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offering. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.

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

Our charter contains certain ownership limits. Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorize our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of each of our common stock and series C preferred stock, and more than 9.8% in value of the aggregate outstanding shares of all classes and series of our stock. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:

•discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or series C preferred stock or that our stockholders otherwise believe to be in their best interests; or

•result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval. Subject to the rights of holders of series C preferred stock to approve the classification or issuance of any class or series of stock ranking senior to the series C preferred stock, our board of directors has the power under our charter to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our securities or that our stockholders otherwise believe to be in their best interest.

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

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends we might declare on our common stock and on shares of our series C preferred stock. We also rely on distributions from our operating partnership to meet our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, claims of our equity holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries and subordinate to the rights of holders of series A preferred units. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

•we also could be subject to increased state and local taxes; and

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

The global spread of COVID-19 has created, and is likely to continue to create, significant volatility, uncertainty and economic disruption. In response to the pandemic, state and local governments, including those in Northern and Southern California, the Pacific Northwest, British Columbia and the United Kingdom have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including industries our tenants operate in. The COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and on our financial condition, results of operations and cash flows due to, among other factors: our tenants’ ability to pay rent on their leases; our inability to re-let space in our properties on favorable terms; ability to access capital markets on favorable terms and potential delays with development and re-development activities resulting in failure to achieve expected occupancy and/or rent levels within the projected time frames.

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

We carry commercial property (including earthquake), liability and terrorism coverage on all the properties in our portfolio (most are covered under a blanket insurance policy while a few are under individual policies), in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We have selected policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, we do not carry insurance for losses such as those arising from riots or war because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, like those covering losses due to terrorism or earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could affect certain of our properties that are located in areas particularly susceptible to natural disasters. All of the properties we currently own are located in Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom. Many of these areas are especially susceptible to earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements.

Transition to an alternative reference rate due to the cessation of the London Inter-bank Offered Rate (“LIBOR”) may adversely affect our required debt payments and the value of our related debt and derivative financial instruments.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, stopped publishing one week and two-month USD LIBOR rates after 2021 with remaining USD LIBOR rates ceasing to be published on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate (“SOFR”) as its

preferred alternative rate for USD LIBOR for debt and derivative financial instruments. This extended cessation date for USD LIBOR-indexed rates would allow most legacy USD LIBOR contracts to mature before disruptions occur in the USD LIBOR market, without the need to transition those contracts to SOFR.

As of December 31, 2021, we have $1.6 billion variable rate debt, of which $475.0 million is subject to interest rate swaps. Our variable rate debt agreements contain provisions that reference a comparable or successor rate to the extent USD LIBOR rates are no longer available and no mandatory prepayment or redemption provisions would be triggered in that instance. We anticipate managing the transition from USD LIBOR to SOFR using the language set out in our agreements and through potentially modifying our debt and derivative instruments, however future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. In addition, while the LIBOR replacement provisions in the Amended and Restated Credit Agreement (as defined below) permit the use of rates based on SOFR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt and derivative financial instruments.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2021, our portfolio consisted of 66 properties (42 wholly-owned properties, 16 properties owned by joint ventures and eight land properties) located in 11 California, three Seattle, one Western Canada submarket and one Greater London submarket, totaling approximately 20.2 million square feet.

Office Portfolio

Our office portfolio consists of 54 office properties comprising an aggregate of approximately 15.8 million square feet. All of our office properties are located in Northern and Southern California, the Pacific Northwest and Western Canada. As of December 31, 2021, the weighted average remaining lease term for our stabilized office portfolio was 5.0 years.

In-Service Portfolio

Our in-service office properties include stabilized office properties and lease-up office properties. Stabilized office properties consist of same-store properties and non-same-store properties. Same-store properties include all of the properties owned and included in our stabilized portfolio as of January 1, 2020 and still owned and included in the stabilized portfolio as of December 31, 2021. Lease-up properties are defined as those properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development.

The following table summarizes information relating to the consolidated and unconsolidated in-service office properties owned as of December 31, 2021:

Location	Submarket	Square Feet(1)	Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)

Same-store:
Vancouver, British Columbia
Bentall Centre(6)	Downtown Vancouver	1,500,290	96.3%	96.7%	$43,176,282	$29.88
Subtotal		1,500,290	96.3	96.7	43,176,282	29.88
Greater Seattle, Washington
Met Park North	Denny Triangle	189,511	100.0	100.0	5,653,477	29.83
Hill7(7)	Denny Triangle	285,419	99.0	99.0	11,370,031	40.23
450 Alaskan	Pioneer Square	171,026	95.4	99.5	6,877,946	42.17
411 First	Pioneer Square	163,668	60.9	60.9	3,765,520	37.79
505 First	Pioneer Square	288,597	84.0	84.0	7,083,908	29.22
83 King	Pioneer Square	184,055	64.6	69.2	5,318,321	44.72
Subtotal		1,282,276	85.5	86.7	40,069,203	36.55
San Francisco Bay Area, California
1455 Market(7)	San Francisco	1,032,175	97.2	97.2	53,518,418	53.36
275 Brannan	San Francisco	57,120	100.0	100.0	4,690,232	82.11
625 Second	San Francisco	138,354	51.1	51.1	4,853,832	68.67
875 Howard	San Francisco	285,706	97.9	97.9	15,322,196	54.79
901 Market	San Francisco	206,697	88.3	88.3	12,610,010	69.13
Rincon Center(8)	San Francisco	533,273	97.6	97.6	32,408,099	62.30
Ferry Building(7)	San Francisco	266,446	96.3	98.2	21,819,709	85.01
Towers at Shore Center	Redwood Shores	335,308	92.9	95.1	22,656,765	72.74
555 Twin Dolphin	Redwood Shores	200,615	90.2	90.2	11,523,092	63.69
Palo Alto Square(9)	Palo Alto	317,899	86.7	91.4	26,047,263	94.55
3176 Porter	Palo Alto	42,899	100.0	100.0	3,346,122	78.00
3400 Hillview	Palo Alto	207,857	100.0	100.0	15,339,847	73.80
Clocktower Square	Palo Alto	100,655	100.0	100.0	8,912,586	88.55
Foothill Research Center	Palo Alto	195,121	93.6	93.6	13,668,200	74.82
Page Mill Center(10)	Palo Alto	94,539	82.4	82.4	6,236,184	80.01
Page Mill Hill	Palo Alto	178,179	89.4	94.8	12,523,004	78.58
Gateway	North San Jose	610,863	81.0	82.0	21,640,894	43.75
1740 Technology	North San Jose	206,710	99.6	99.6	8,842,295	42.95
Concourse	North San Jose	945,407	88.8	89.5	34,465,224	41.04
Metro Plaza(11)	North San Jose	409,723	87.1	87.7	15,656,775	43.85

Location	Submarket	Square Feet(1)	Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)

Skyport Plaza	North San Jose	418,667	96.1	96.1	15,858,698	39.42
Techmart	Santa Clara	284,852	71.8	77.9	10,097,590	49.34
Subtotal		7,069,065	90.7	91.7	372,037,035	58.01

Los Angeles, California
6040 Sunset(12)	Hollywood	114,958	100.0	100.0	6,607,096	57.47
ICON(12)	Hollywood	326,792	100.0	100.0	20,052,743	61.36
CUE(12)	Hollywood	94,386	100.0	100.0	5,867,379	62.16
EPIC(12)	Hollywood	301,127	100.0	100.0	21,211,386	70.44
Fourth & Traction	Downtown Los Angeles	131,701	93.5	100.0	5,545,170	45.05
Maxwell	Downtown Los Angeles	102,963	100.0	100.0	4,783,165	46.46
604 Arizona	West Los Angeles	44,260	100.0	100.0	3,238,742	73.18
3401 Exposition	West Los Angeles	63,376	100.0	100.0	3,133,368	49.44
10900 Washington	West Los Angeles	9,919	100.0	100.0	499,918	50.40
10950 Washington	West Los Angeles	159,198	100.0	100.0	7,947,425	49.92
11601 Wilshire	West Los Angeles	498,112	91.3	95.4	21,582,739	47.43
Element LA	West Los Angeles	284,037	100.0	100.0	17,864,002	62.89
Subtotal		2,130,829	97.6	98.9	118,333,133	56.91
Total same-store		11,982,460	92.1	93.1	573,615,653	51.99

NON-SAME-STORE
Greater Seattle, Washington
1918 Eighth(7)	Denny Triangle	668,209	99.6	99.6	20,866,717	31.35
5th & Bell	Denny Triangle	197,136	99.0	99.0	7,004,205	35.87
Subtotal		865,345	99.5	99.5	27,870,922	32.37
San Francisco Bay Area, California
Shorebreeze	Redwood Shores	230,931	83.8	91.0	12,574,453	64.95
Subtotal		230,931	83.8	91.0	12,574,453	64.95
Los Angeles, California
10850 Pico(13)	West Los Angeles	44,913	100.0	100.0	1,940,536	43.21
One Westside(14)	West Los Angeles	584,000	100.0	100.0	36,211,200	62.01
Subtotal		628,913	100.0	100.0	38,151,736	60.66
Total non-same-store		1,725,189	97.6	98.5	78,597,111	46.69
Total stabilized		13,707,649	92.8	93.8	652,212,764	51.29

LEASE-UP
San Francisco Bay Area, California
Metro Center	Foster City	726,080	79.4	81.3	35,093,355	60.90
333 Twin Dolphin	Redwood Shores	183,119	91.8	91.8	10,505,563	62.51
Subtotal		909,199	81.9	83.4	45,598,918	61.26
Los Angeles, California
Harlow(12)	Hollywood	129,931	54.1	54.1	3,821,784	54.38
Subtotal		129,931	54.1	54.1	3,821,784	54.38
Total lease-up		1,039,130	78.4	79.8	49,420,702	60.67
TOTAL IN-SERVICE		14,746,779	91.8%	92.8%	$701,633,466	$51.85
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.

2.Calculated as (i) square footage under commenced leases as of December 31, 2021, divided by (ii) total square feet, expressed as a percentage.
3.Calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2021, divided by (ii) total square feet, expressed as a percentage.
4.Presented on an annualized basis and is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2021, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
5.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2021. Annualized base rent does not reflect tenant reimbursements.
6.We own 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre. Annualized base rent and rental rates have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2021.
7.We own 55% of the ownership interest in the consolidated joint ventures that own Hill7, 1455 Market, Ferry Building and 1918 Eighth.
8. 20,047 square feet at Rincon Center was taken off-line for repositioning as of third quarter 2019. An additional 1,935 square feet was taken off-line for repositioning as of third quarter 2020, and an additional 14,923 square feet was taken off-line for repositioning as of fourth quarter 2020. The total repositioning space was re-measured during fourth quarter 2020 to 36,905 square feet.
9. 12,740 square feet at Palo Alto Square was taken off-line for repositioning as of second quarter 2021.
10. 63,201 square feet at Page Mill Center was taken off-line for repositioning as of first quarter 2020. This space was re-measured during second quarter 2020 to 64,038 square feet. An additional 15,018 square feet was taken off-line for repositioning as of third quarter 2020.
11. 17,624 square feet at Metro Plaza was taken off-line for repositioning as of fourth quarter 2019. An additional 30,851 square feet was taken off-line for repositioning as of first quarter 2020. The total repositioning space was re-measured during third quarter 2020 to 61,066 square feet.
12.We own 51% of the ownership interest in the consolidated joint venture that owns 6040 Sunset, ICON, CUE, EPIC and Harlow.
13.We own 75% of the ownership interest in the consolidated joint venture that owns 10850 Pico. 40,337 square feet at 10850 Pico was taken off-line for repositioning as of first quarter 2020. An additional 10,737 square feet was taken off-line for repositioning as of first quarter 2021. The total repositioning space was re-measured during first quarter 2021 to 51,409 square feet.
14.We own 75% of the ownership interest in the consolidated joint venture that owns One Westside.

Tenant Diversification

The following table summarizes information regarding the 15 largest tenants in our office portfolio based on Company’s share of annualized base rent as of December 31, 2021:

	Tenant(1)	Property	Lease Expiration	Total Occupied Square Feet		Company’s Share
						Total Occupied Square Feet	Percent of Rentable Square Feet	Annualized Base Rent(2)	Percent of Annualized Base Rent
1	Google, Inc.	Various	Various	1,224,726	(3)	1,060,117	8.2%	$76,090,160	12.6%
2	Netflix, Inc.	Various	9/30/2031	722,305	(4)	368,376	2.9	24,037,069	4.0
3	Amazon	Various	Various	938,200	(5)	665,247	5.2	21,991,951	3.6
4	Nutanix, Inc.	Various	5/31/2024	439,406	(6)	439,406	3.4	18,490,620	3.1
5	Riot Games, Inc.	Element LA	3/31/2030	284,037	(7)	284,037	2.2	17,864,002	3.0
6	Qualcomm	Skyport Plaza	7/31/2022	376,817		376,817	2.9	14,940,041	2.5
7	Salesforce.com	Rincon Center	Various	265,394	(8)	265,394	2.1	14,437,487	2.4
8	Block, Inc. (Formerly Square, Inc.)	1455 Market(9)	9/27/2023	469,056		257,981	2.0	13,338,551	2.2
9	Dell EMC Corporation	Various	Various	311,795	(10)	311,795	2.4	13,220,333	2.2
10	Uber Technologies, Inc.	1455 Market(9)	2/28/2025	325,445		178,995	1.4	9,644,556	1.6
11	NFL Enterprises	Various	12/31/2022	167,606	(11)	167,606	1.3	8,447,342	1.4
12	WeWork Companies, Inc.	Various	Various	318,208	(12)	146,743	1.1	7,020,286	1.2
13	GitHub, Inc.	Various	6/30/2025	92,450	(13)	92,450	0.7	6,679,300	1.1
14	Weil, Gotshal & Manges LLP	Towers at Shore Center	8/31/2026	76,278		76,278	0.6	5,747,762	1.0
15	Regus	Various	Various	123,420	(14)	123,420	1.0	5,589,789	0.9
	TOTAL			6,135,143		4,814,662	37.4%	$257,539,249	42.8%
_____________
1.Presented in order of Company’s share of annualized base rent.
2.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2021, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2021.
3.Google, Inc. expirations by square footage and property: (i) 182,672 square feet at Foothill Research Center expiring on February 28, 2025, (ii) 208,843 square feet at Rincon Center expiring on February 29, 2028, (iii) 207,857 square feet at 3400 Hillview expiring on November 30, 2028, (iv) 41,354 square feet at Ferry Building expiring on October 31, 2029, and (v) 584,000 square feet at One Westside expiring on November 30, 2036. We own 55% of the ownership interest in the consolidated joint venture that owns Ferry Building and 75% of the ownership interest in the consolidated joint venture that owns One Westside. Google, Inc. may elect to exercise its early termination right at Rincon Center for 166,460 square feet effective April 15, 2025 by delivering written notice on or before January 15, 2024. Google, Inc. may elect to exercise its early termination right at 3400 Hillview for 207,857 square feet effective no earlier than February 1, 2025 and no later than February 1, 2027 by delivering written notice at least 12 months prior to the early termination date.
4.Netflix, Inc. expirations by square footage and property: (i) 326,792 square feet at ICON, (ii) 301,127 square feet at EPIC, and (iii) 94,386 square feet at CUE. We own 51% of the ownership interest in the consolidated joint venture that owns ICON, EPIC and CUE.
5.Amazon expirations by square footage and property: (i) 139,824 square feet at Met Park North expiring on November 30, 2023, (ii) 606,562 square feet at 1918 Eighth expiring on September 30, 2030, and (iii) 191,814 square feet at 5th & Bell expiring on May 31, 2031. At 1918 Eighth, Amazon is expected to take possession an additional 52,588 square feet during second quarter 2022. We own 55% of the ownership interest in the consolidated joint venture that owns 1918 Eighth.
6.Nutanix, Inc. expirations by square footage and property: (i) 199,445 square feet at 1740 Technology, (ii) 131,351 square feet at Concourse, and (iii) 108,610 square feet at Metro Plaza. At 1740 Technology, Nutanix, Inc. is expected to take possession of an additional 6,413 square feet during second quarter 2022. All leases for Nutanix, Inc. will expire on May 31, 2024.
7.Riot Games, Inc. may elect to exercise its early termination right for the entire premises effective February 28, 2025 by delivering written notice on or before February 29, 2024.
8.Salesforce.com expirations by square footage: (i) 83,016 square feet expiring on July 31, 2025, (ii) 83,372 square feet expiring on April 30, 2027, (iii) 93,028 square feet expiring on October 31, 2028, and (iv) 5,978 square feet of month-to-month storage space. Salesforce.com subleased 259,416 square feet at Rincon Center to Twilio Inc. during third quarter 2018. Effective January 30, 2019, we entered into an agreement to reimburse Salesforce.com approximately $6.3 million for costs incurred in connection with the sublease. We are entitled to recoup this cost from amounts paid pursuant to the sublease commencing February 1, 2019, of which we have been fully reimbursed as of March 31, 2020. Thereafter, Salesforce.com has paid us 50% of any amounts received pursuant to the sublease, such that we began receiving an average of $340,000 per month of sublease cash rents starting June 2020, with annual growth thereafter.
9.We own 55% of the ownership interest in the consolidated joint venture that owns 1455 Market.
10.Dell EMC Corporation expirations by square footage and property: (i) 138,820 square feet at 505 First expiring on February 28, 2022, (ii) 42,954 square feet at 505 First expiring on December 31, 2023, (iii) 83,549 square feet at 875 Howard expiring on June 30, 2026 and (iv) 46,472 square feet at 505 First expiring on January 31, 2027. Dell EMC Corporation may elect to exercise its early termination right 505 First for 46,472 square feet effective January 31, 2025 by delivering written notice on or before January 31, 2024.
11.NFL Enterprises by square footage and property: (i) 157,687 square feet at 10950 Washington and (ii) 9,919 square feet at 10900 Washington. NFL Enterprises elected to exercise its early termination right for the entire premises effective December 31, 2022.

12.WeWork Companies Inc. expirations by square footage and property: (i) 54,336 square feet at Hill7 expiring January 31, 2030, (ii) 51,205 square feet at Maxwell expiring June 30, 2031, (iii) 66,056 square feet at 1455 Market expiring October 31, 2031, and (iv) 146,611 square feet at Bentall Centre expiring October 31, 2033. We own 55% of the ownership interest in the consolidated joint ventures that own Hill7 and 1455 Market, and 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre.
13.GitHub Inc. expirations by square footage and property: (i) 57,120 square feet at 275 Brannan and (ii) 35,330 square feet at 625 Second.
14.Regus expirations by square footage and property: (i) 44,957 square feet at Gateway expiring on March 31, 2022, (ii) 20,059 square feet at 11601 Wilshire expiring on February 29, 2024, (iii) 27,369 square feet at Techmart expiring on April 30, 2025, (iv) 9,739 square feet at Palo Alto Square expiring on April 30, 2026, and (v) 21,296 square feet at 450 Alaskan expiring on October 31, 2030.

Industry Diversification

Our office portfolio is currently leased to a variety of companies. The following table summarizes information relating to the industry diversification in our office portfolio as of December 31, 2021:

				Company’s Share
Industry(1)	Square Feet(2)(3)		Annualized Base Rent as Percent of Total	Square Feet(2)(4)		Annualized Base Rent as Percent of Total
Technology	5,297,551		40.1%	4,578,972		41.7%
Media and Entertainment	1,845,880		15.3	1,329,839		13.2
Legal	745,242		7.1	683,928		8.3
Business Services	1,133,982	(5)	8.0	871,262	(6)	7.8
Financial Services	1,135,282		7.8	814,553		7.4
Retail	1,459,700	(7)	6.9	1,140,179	(8)	6.5
Other	837,398		5.9	657,833		6.3
Healthcare	221,340		1.9	211,064		2.2
Real Estate	490,332		2.8	257,740		2.1
Insurance	243,788		1.5	188,272		1.6
Educational	112,680		1.0	107,725		1.2
Government	204,526		1.1	161,145		1.1
Advertising	60,075		0.6	55,656		0.6
Total	13,787,776		100.0%	11,058,168		100.0%
_____________
1.Determined by management using Thompson Reuters Business Classification and presented in order of Company’s share of annualized base rent.
2.Excludes signed leases not commenced.
3.Excludes 205,088 square feet occupied by the Company.
4.Excludes 183,112 square feet occupied by the Company.
5.Includes 493,608 square feet occupied by co-working tenants (represents 3.4% of total annualized base rent).
6.Includes 298,752 square feet occupied by co-working tenants (represents 2.6% of the Company’s Share of total annualized base rent).
7.Includes 436,663 square feet of storefront retail (represents 1.8% of total annualized base rent).
8.Includes 390,095 square feet of storefront retail (represents 1.9% of the Company’s Share of total annualized base rent).

Lease Distribution

The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2021:

				Company’s Share
Square Feet Under Lease	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)
10,000 or Less	649	2,302,026	$114,570,210	680	2,053,666	$106,620,398
10,001-25,000	112	1,772,961	89,606,669	94	1,478,514	85,086,956
25,001-50,000	60	2,241,713	136,459,671	60	2,178,257	132,583,354
50,001-100,000	32	2,249,341	117,068,119	22	1,550,326	85,242,888
Greater than 100,000	22	5,221,735	265,689,117	19	3,797,406	193,167,946
Building Management Use	46	205,088	—	46	183,112	—
Signed Leases Not Commenced	31	154,491	7,485,594	31	147,954	7,485,594
Total	952	14,147,355	$730,879,380	952	11,389,235	$610,187,136
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)), including uncommenced leases, as of December 31, 2021 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of December 31, 2021, including vacancies. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share
Year of Lease Expiration	Number of Leases Expiring(1)	Square Footage of Expiring Leases(2)(3)	Square Footage of Expiring Leases(2)(4)	Percent of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(5)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(6)
Vacant		1,621,676	1,522,047	11.8%
2021	25	77,746	50,317	0.4	$2,177,508	0.4%	$43.28	$2,177,508	$43.28
2022	210	2,043,945	1,865,491	14.5	87,822,373	14.4	47.08	88,064,203	47.21
2023	146	1,658,658	1,310,190	10.2	68,618,105	11.3	52.37	71,440,226	54.53
2024	162	2,074,835	1,788,440	13.9	94,473,546	15.5	52.82	101,878,923	56.97
2025	98	1,676,064	1,359,300	10.5	80,534,744	13.2	59.25	88,790,870	65.32
2026	57	694,819	592,222	4.6	35,637,873	5.8	60.18	40,520,574	68.42
2027	51	693,798	576,794	4.5	32,719,102	5.4	56.73	37,776,411	65.49
2028	32	968,734	867,521	6.7	59,169,700	9.7	68.21	70,475,958	81.24
2029	18	332,247	234,360	1.8	17,835,118	2.9	76.10	21,344,334	91.07
2030	14	1,300,155	934,005	7.2	42,905,449	7.0	45.94	57,591,739	61.66
Thereafter	33	2,246,771	1,466,735	11.4	80,488,296	13.2	54.88	113,802,588	77.59
Building management use(7)	46	205,088	183,112	1.4	—	—	—	—	—
Signed leases not commenced(8)	31	154,491	147,954	1.1	7,485,594	1.2	50.59	8,298,300	56.09
Portfolio Total/Weighted Average	923	15,749,027	12,898,488	100.0%	$609,867,408	100.0%	$53.61	$702,161,634	$61.72
_____________
1.Does not include 29 month-to-month leases.
2.Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
3.Total expiring square footage does not include 20,004 square feet of month-to-month leases.

4.Total expiring square footage does not include 12,797 square feet of month-to-month leases.
5.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) as of December 31, 2021, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
6.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of December 31, 2021.
7.Reflects management offices occupied by the Company with various expiration dates.
8.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of December 31, 2021 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of December 31, 2021, divided by (ii) square footage under uncommenced leases as of December 31, 2021.

Historical Tenant Improvements and Leasing Commissions

The following table represents 100% share of consolidated and unconsolidated joint ventures, summarizing historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Year Ended December 31,
	2021	2020	2019
Renewals(1)
Number of leases	120	90	122
Square feet	1,070,864	459,921	749,483
Tenant improvement costs per square foot(2)(3)	$7.31	$4.40	$10.78
Leasing commission costs per square foot(2)	6.92	5.04	8.62
Total tenant improvement and leasing commission costs	$14.23	$9.44	$19.40

New leases(4)
Number of leases	122	72	137
Square feet	730,235	340,415	1,785,606
Tenant improvement costs per square foot(2)(3)	$62.00	$66.09	$79.93
Leasing commission costs per square foot(2)	14.69	12.30	23.11
Total tenant improvement and leasing commission costs	$76.69	$78.39	$103.04

TOTAL
Number of leases	242	162	259
Square feet	1,801,099	800,336	2,535,089
Tenant improvement costs per square foot(2)(3)	$28.63	$29.13	$60.18
Leasing commission costs per square foot(2)	9.95	7.95	18.97
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS	$38.58	$37.08	$79.15
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

Studio Portfolio

Our studio portfolio, excluding studios under repositioning, redevelopment and development consists of three properties, comprising an aggregate of 1.2 million square feet located in the heart of Hollywood in Southern California. We define our studio properties as those properties in our portfolio that are primarily used for the physical production of media content, such as television programs, feature films, commercials, music videos and photographs. These properties feature a fully-integrated environment within which our studio-focused tenants can access production, post-production, traditional office component and support facilities that enables them to conduct their business in a collaborative and efficient setting. In addition, we require tenants at our studio properties to use our facilities for items such as lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). Accordingly, our other property-related revenues typically track overall occupancy of our studio properties.

The following table summarizes information relating to each of the studio properties owned as of December 31, 2021:

Property	Square Feet	Percent Leased(1)	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)
Same-store studio:
Sunset Gower Studios	531,756	84.8%	$18,980,337	$42.11
Sunset Bronson Studios	308,026	91.7	10,954,953	38.80
Sunset Las Palmas Studios(4)	366,027	82.0	14,380,103	48.07
Total same-store studio(5)	1,205,809	85.7	44,315,393	42.89

TOTAL STUDIO(6)	1,205,809	85.7%	44,315,393	$42.89
_____________
1.Percent leased is the average percent leased for the 12 months ended December 31, 2021.
2.Annual base rent reflects actual base rent for the 12 months ended December 31, 2021, excluding tenant reimbursements.
3.Annual base rent per leased square foot is calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2021.
4. 18,594 square feet located at Sunset Las Palmas Studios that was taken off-line for repositioning.
5.Same-store studio defined as all studios owned and included in our portfolio as of January 1, 2020 and still owned and included in our portfolio as of December 31, 2021. We own 51% of the ownership interest in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.
6.Does not include 241,000 square feet related to Sunset Glenoaks Studios which is under construction as of fourth quarter 2021. We own 50% of the ownership interest in the unconsolidated joint venture that owns Sunset Glenoaks Studios.

Repositioning, Redevelopment, Development and Held-for-Sale Portfolio

Properties are selected for repositioning when a portion of the asset is reclassified for purposes of improving its quality and value through investment of significant capital, resulting in substantial down time in occupancy. Properties are selected for redevelopment or development when we believe the result will render a higher economic return. A redevelopment can consist of a range of improvements to a property, and may constitute a complete structural renovation of a building or remodeling select areas to make the property more attractive to tenants. Repositioning, redevelopment, development and held-for-sale properties are excluded from our in-service portfolio to maintain consistency in evaluating our performance from period to period. The repositioning, redevelopment and development processes are generally capital-intensive and occur over the course of several months or years. Commonly associated with newly-acquired properties, redevelopment efforts may also occur at properties we currently own.

The following table summarizes information relating to each of the repositioning, redevelopment, development and held-for-sale properties owned as of December 31, 2021:

Location	Submarket	Square Feet(1)
Repositioning:
95 Jackson	Pioneer Square	35,905
Rincon Center	San Francisco	36,905
Page Mill Center	Palo Alto	79,056
Palo Alto Square	Palo Alto	12,740
Metro Plaza	Palo Alto	61,066
10850 Pico(2)	West Los Angeles	51,409
Sunset Las Palmas Studios(3)	Hollywood	18,594
Total repositioning		295,675

Development:
Sunset Glenoaks Studios(4)	Los Angeles	241,000
Total development		241,000

Held-for-Sale:
Northview Center	Lynnwood	179,985
Skyway Landing	Redwood Shores	246,997
6922 Hollywood	Hollywood	205,189
Del Amo	Torrance	113,000
Total held-for-sale		745,171

TOTAL REPOSITIONING, REDEVELOPMENT, DEVELOPMENT AND HELD-FOR-SALE		1,281,846
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.We own 75% of the ownership interest in the consolidated joint venture that owns 10850 Pico.
3.We own 51% of the ownership interest in the consolidated joint venture that owns Sunset Las Palmas Studios.
4.We own 50% of the ownership interest in the unconsolidated joint venture that owns Sunset Glenoaks Studios.

Land Portfolio

The following table summarizes information relating to each of the consolidated and unconsolidated land properties owned as of December 31, 2021:

Location	Submarket	Square Feet(1)	Percent of Total
Greater London, UK
Sunset Waltham Cross Studios—Development(2)	Broxbourne	TBD	N/A
Subtotal		TBD	N/A
Vancouver, British Columbia
Burrard Exchange(3)	Downtown Vancouver	450,000	15.2%
Subtotal		450,000	15.2%
Seattle, Washington
Washington 1000(4)	Denny Triangle	538,164	18.2%
Subtotal		538,164	18.2%
San Francisco Bay Area, California
Cloud10	North San Jose	350,000	11.9%
Subtotal		350,000	11.9%
Los Angeles, California
Sunset Bronson Studios Lot D—Development(5)(6)	Hollywood	19,816	0.7%
Sunset Gower Studios—Development(6)(7)	Hollywood	478,845	16.2
Sunset Las Palmas Studios—Development(6)	Hollywood	617,581	20.9
Element LA	West Los Angeles	500,000	16.9
Subtotal		1,616,242	54.7%
TOTAL LAND		2,954,406	100.0%
_____________
1.Square footage for land assets represents management’s estimate of developable square feet, the majority of which remains subject to entitlement approvals that have not yet been obtained.
2.We own 35% of the of the ownership interest in the unconsolidated joint venture that owns Sunset Waltham Cross Studios—Development.
3.We own 20% of the ownership interest in the unconsolidated joint venture that owns Burrard Exchange. The construction of Burrard Exchange may require the demolition of certain retail square footage.
4.The final purchase of Washington 1000 is pending as of December 31, 2021. Square footage represents condominium rights to build a fully entitled 16-story office tower.
5.Square footage for Sunset Bronson Studios Lot D—Development represents management’s estimate of developable square footage for 33 residential units.
6.We own 51% of the ownership interest in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.
7.Estimated square footage for Sunset Gower Studios—Development is net of 130,169 square feet of anticipated demolition in connection with the development.
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

PART II

ITEM 5. Market for Hudson Pacific Properties, Inc. Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 11, 2022, Hudson Pacific Properties, Inc. had 64 stockholders of record of our common stock. Hudson Pacific Properties, Inc. common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2021, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of Hudson Pacific Properties, Inc. equity securities during the fourth quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2021	1,364,076	(2)	24.09	(3)	1,302,814	73,787,949
TOTAL	1,364,076		$24.09		1,302,814
_____________
1.Our board of directors authorized a share repurchase program to buy up to $250.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. The program does not have a termination date, and repurchases may commence or be discontinued at any time. A cumulative total of $176.2 million had been repurchased under the program as of December 31, 2021.
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

Market for Hudson Pacific Properties, L.P. Common Capital, Related Unitholder Matters and Issuer Purchases of Units

Overview

There is no established public trading market for our operating partnership’s common units. As of February 11, 2022, there were 21 holders of record of common units (including through our general partnership interest).

Distributions

We intend to make distributions each taxable year, and intend to make regular quarterly distributions to our unitholders. Currently, we make distributions to our unitholders quarterly in March, June, September and December. Distributions are made to those unitholders who are unitholders as of the distribution record date. Distributions are made at the discretion of our board of directors and distribution amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

During the fourth quarter of 2021, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below.

During the fourth quarter of 2021, the Company issued an aggregate of 168,367 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 61,262 shares of common stock were forfeited to the Company in connection with restricted stock awards for a net issuance of 107,105 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in the partnership agreement of our operating partnership. During the fourth quarter of 2021, our operating partnership issued an aggregate of 168,367 common units to the Company. Investors who own common units have the right to cause our operating partnership to repurchase any or all of their common units for cash at a value equal to the then-current market value of one share of common stock. However, in lieu of such payment of cash, the Company may, at its election, issue shares of its common stock in exchange for such common units on a one-for-one basis. The operating partnership also issued 467,021 long-term incentive plan units during the fourth quarter of 2021. Long-term incentive plan units may also, under certain circumstances, be convertible into common units on a one-for-one basis, which are then exchangeable for shares of the Company’s common stock as described above.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2021 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with approximately $8.99 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

The following graph shows our cumulative total stockholder return for the five-year period ending on December 31, 2021. The graph assumes a $100 investment in each of the indices on December 31, 2016 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”), and industry peer groups. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
$225
$200
$175
$150
$125
$100
$75
12/31/16
12/30/17
12/29/18
12/31/19
12/31/20
12/31/21
Hudson Pacific Properties, Inc.
S&P 500
MSCI U.S. REIT
Dow Jones Equity All REIT
Dow Jones U.S. Real Estate Office
FTSE NAREIT All Equity REITs

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Hudson Pacific Properties, Inc.	100.00	101.41	88.72	118.32	78.81	84.16
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
MSCI U.S. REIT	100.00	105.07	100.27	126.18	116.62	166.84
Dow Jones Equity All REIT	100.00	108.69	104.23	134.18	127.76	180.39
Dow Jones U.S. Real Estate Office	100.00	104.61	90.96	119.41	99.57	122.40
FTSE NAREIT All Equity REITs	100.00	108.67	104.28	134.17	127.30	179.87

Use of Proceeds (Series C Preferred Stock)

Net proceeds from our series C preferred stock offering were $414.0 million, after deducting underwriting discounts and commissions (before our transaction expenses). We contributed the net proceeds to our operating partnership in exchange for series C preferred units. The operating partnership will use the proceeds to repay amounts outstanding from time to time under its credit facility and/or other indebtedness, fund development or redevelopment activities, fund potential acquisition opportunities, provide funds for tenant improvements and capital expenditures, and provide for working capital and/or for other general corporate purposes.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, see Part IV, Item 15(a) “Exhibits, Financial Statement Schedules.” Statements in this Item 7 contain forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In particular, information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations (“FFO”) market conditions and demographics) are forward-looking statements. Numerous factors will affect our actual results, some of which are beyond our control. These include the impact of the COVID-19 pandemic, and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. Accordingly, investors should use caution and not place undue reliance on this information, which speaks only as of the date of this report. We expressly disclaim any responsibility to update any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2021, our office portfolio consisted of approximately 15.8 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of December 31, 2021, our studio portfolio consisted of 1.5 million square feet of in-service, repositioning and development properties and our land portfolio consisted of approximately 3.0 million developable square feet.

As of December 31, 2021, our in-service office portfolio was 92.8% leased (including leases not yet commenced). Our same-store studio properties average percent leased for the twelve months ended December 31, 2021 was 85.7%.

Impact of COVID-19

During 2021, the spread of COVID-19 had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which our properties are located and the broader financial markets. As of December 31, 2021, the COVID-19 pandemic is ongoing. We continue to closely monitor its impact on all aspects of our business and geographies, including how it will impact our tenants and business partners. We did not incur significant disruptions during the year ended December 31, 2021 from the COVID-19 pandemic. In 2021, the economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. With the increased availability of vaccines, we have begun to see increases in physical occupancy at our properties. We cannot predict, however, how the COVID-19 pandemic may impact our operations in the future, including the continued return to office by our tenants, occupancy rates and the demand for office space in the future. Recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. This uncertainty precludes any predictions as to the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the future periods.

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

Given the uncertainty of the COVID-19 pandemic’s near- and potential long-term impact on our business, and in order to preserve our liquidity position, our Board of Directors will continue to evaluate our dividend policy. We intend to continue to operate our business in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes. We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments. The extent to which the COVID-19 pandemic continues to impact the businesses of our tenants, and our operations and financial condition, will depend on future developments that remain uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and such containment measures, among others. The factors described above, as well as additional factors that we may not currently be aware of, could materially negatively impact our ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for office space at our properties, difficulties in accessing capital, impairment of our long-lived assets and other impacts that could materially and adversely affect our business, results of operations, financial condition and ability to pay distributions to stockholders. See Part I, Item 1A “Risk Factors.”

For the foregoing reasons, the comparability of our results of operations for the year ended December 31, 2021 to future periods may be significantly impacted by the effects of the COVID-19 pandemic. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on us, see Part I, Item 1A, “Risk Factors.”

Current Year Highlights

Business Acquisitions

On August 16, 2021, the Company acquired 100% of the equity interests in Zio. On August 31, 2021, the Company acquired 100% of the equity interests in Star Waggons. The acquired businesses provide transportation and logistics services to studio productions and their acquisition will expand the Company’s service offerings for its studio platform. Please refer to Part IV, Item 15 (a) “Exhibits, Financial Statement Schedules—Note 3 to the Consolidated Financial Statements—Business Combinations” for details.

Property Acquisitions

On July 29, 2021, the Company purchased, through a joint venture entity with Kane Holdco S.A.R.L., an affiliate of Blackstone Property Partners, the land site for the Sunset Waltham Cross Studios development. The Company owns 35% of the ownership interest in the joint venture entity. The Company also owns 35% of the ownership interest in the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity. The joint ventures are not consolidated. Please refer to Part IV, Item 15 (a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements—Investment in Unconsolidated Real Estate Entities” for details.

On December 23, 2021, the Company acquired the 197,136 square-foot 5th & Bell office property located in Seattle, Washington. The property is a Class A office building, with the office component of approximately 192,000 square feet fully leased to Amazon. The building is strategically located two blocks from Amazon’s global headquarters. Please refer to Part IV, Item 15 (a) “Exhibits, Financial Statement Schedules—Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Property Dispositions

The Company had no dispositions during the year ended December 31, 2021.

Held for Sale

As of December 31, 2021, the Company had four properties classified as held for sale—6922 Hollywood, Skyway Landing, Del Amo and Northview Center—as these properties were considered non-strategic to the Company’s portfolio. During the year ended December 31, 2021, the Company recognized an impairment loss of $2.8 million related to its Del Amo office property due to a reduction in management’s intended hold period from a long-term hold period to a short-term hold period, which resulted in an estimated fair value of the property that was less than its carrying value. Please refer to Part IV, Item 15 (a)

“Exhibits, Financial Statement Schedules—Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future developments as of December 31, 2021:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
Sunset Glenoaks Studios(2)	Los Angeles	241,000	Q3-2023	Q2-2024
Total Under Construction		241,000

Future Development Pipeline:
Washington 1000	Denny Triangle	538,164	TBD	TBD
Burrard Exchange(3)	Downtown Vancouver	450,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Bronson Studios Lot D—Development(4)	Hollywood	19,816	TBD	TBD
Sunset Gower Studios—Development(4)	Hollywood	478,845	TBD	TBD
Sunset Las Palmas Studios—Development(4)	Hollywood	617,581	TBD	TBD
Sunset Waltham Cross Studios—Development(5)	Broxbourne	TBD	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
Total Future Development Pipeline		2,954,406
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT PIPELINE		3,195,406
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.We own 50% of the ownership interest in the unconsolidated joint venture that owns Sunset Glenoaks Studios.
3.We own 20% of the ownership interest in the unconsolidated joint venture that owns Burrard Exchange.
4.We own 51% of the ownership interest in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.
5.We own 35% of the ownership interest in the unconsolidated joint venture that owns Sunset Waltham Cross Studios—Development.

Financings

During the year ended December 31, 2021, the outstanding borrowings on our unsecured revolving credit facility increased by $125.0 million, net of draws. We use the unsecured revolving credit facility to finance the acquisition of properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes. See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 9 to the Consolidated Financial Statements—Debt” for details on our debt.

During the year ended December 31, 2021, the Company paid off the mortgage loan secured by its 10950 Washington property that was originally due on March 11, 2022.

In December 2021, the Company entered into the fourth amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with various financial institutions, which increased the unsecured revolving credit facility capacity to $1.0 billion and extended its maturity date to December 21, 2025 with two six-month extension options.

In December 2021, the unconsolidated joint venture that owns the Sunset Glenoaks Studios secured a construction loan to finance the said development. The loan has a borrowing capacity of $94.0 million, bears an interest rate of LIBOR + 3.00% and matures on January 9, 2025.

In November 2021, the consolidated joint venture that owns the 1918 Eighth property amended its $314.3 million loan secured by the property. The refinancing resulted in a reduction of the interest rate from LIBOR + 1.70% to LIBOR + 1.30%.

In November 2021, the Company completed an underwritten public offering of 17,000,000 shares (including the over-allotment) of 4.750% Series C Preferred Stock with a par value of $0.01. Net proceeds from the offering were approximately $414.0 million, after deducting underwriting discounts and commissions (before our transaction expenses). The Company will use the proceeds to repay amounts outstanding from time to time under its credit facility and/or other indebtedness, fund development or redevelopment activities, fund potential acquisition opportunities, provide funds for tenant improvements and capital expenditures, and provide for working capital and/or for other general corporate purposes.

In August 2021, the joint venture that owns our Hollywood Media Portfolio refinanced its previous $900.0 million loan secured by the Hollywood Media Portfolio, which bore interest at a rate of LIBOR + 2.15%, with a $1.1 billion mortgage loan secured by the Hollywood Media Portfolio with an initial interest rate of LIBOR + 1.17%. The refinanced loan has an initial term of two years from the first payment date with three one-year extension options, subject to certain requirements. The Company used the proceeds to purchase bonds comprising the loan in the amount of $209.8 million.

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

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2021, the percent leased for our in-service office properties was approximately 92.8% (or 91.8%, excluding leases signed but not commenced as of that date). As of December 31, 2021, the percent leased, based on a 12-month trailing average, was approximately 85.7% for same-store studio properties. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our studio properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets

The properties in our portfolio are all located in Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom. Positive or negative changes in economic or other conditions in Northern and Southern California, the Pacific Northwest, Western Canada or the United Kingdom, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to acquiring, developing and assessing the carrying values of our real estate properties, the fair value measurement of contingent consideration, assets acquired and liabilities assumed in business combination transactions, determining the incremental borrowing rate used in the present value calculations of our new or modified operating lessee agreements, our accrued liabilities, and our performance-based equity compensation awards. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates. The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements. See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” for details on our significant accounting policies.

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

Acquisitions that do not meet the definition of a business

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

Acquisitions that meet the definition of a business
For acquisitions that meet the definition of a business, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date. We measure goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Acquisition-related expenses arising from the transaction are expensed as incurred. The Company includes the results of operations of the businesses that it acquires beginning on the acquisition date.

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

Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method, which reflects the pattern in which the assets are consumed. The estimated useful lives for acquired intangible assets range from five to seven years. The Company assesses its intangible assets with finite lives for impairment when indicators of impairment are identified.

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

Impairment of Long-Lived Assets

In accordance with GAAP, we assess the carrying value of real estate assets and related intangibles for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable over the life of the asset or its intended holding period. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recognize impairment losses to the extent the carrying amount exceeds the fair value of the properties.

Goodwill and Acquired Intangible Assets

Goodwill is an unidentifiable intangible asset and is recognized as a residual, generally measured as the excess of consideration transferred in a business combination over the identifiable assets acquired and liabilities assumed. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination.

We test our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit to which it is assigned, which can be an operating segment or one level below an operating segment. We have three operating segments: the management entity, Office, and Studio. The management entity and the Office operating segments are each a reporting unit. Within the Studio operating segment, there are two reporting units: Studio Properties and Studio Services, the latter of which consists of the Zio and Star Waggons businesses acquired in the year ended December 31, 2021. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized for the excess up to the amount of goodwill assigned to the reporting unit. Alternatively, the Company may bypass a qualitative assessment and proceed directly to a quantitative assessment.

A qualitative assessment considers various factors such as macroeconomic, industry and market conditions to the extent they affect the earnings performance of the reporting unit, changes in business strategy and/or management of the reporting unit, changes in composition or mix of revenues and/or cost structure of the reporting unit, financial performance and business prospects of the reporting unit, among other factors.
In a quantitative assessment, significant judgment, assumptions and estimates are applied in determining the fair value of reporting units. The Company generally uses the income approach to estimate fair value by discounting the projected net cash flows of the reporting unit, and may corroborate with market-based data where available and appropriate. Projection of future cash flows is based upon various factors, including, but not limited to, our strategic plans in regard to our business and operations, internal forecasts, terminal year residual revenue multiples, operating profit margins, pricing of similar businesses and comparable transactions where applicable, and risk-adjusted discount rates to present value future cash flows. Given the level of sensitivity in the inputs, a change in the value of any one input, in isolation or in combination, could significantly affect the overall estimation of fair value of the reporting unit.

Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method, which reflects the pattern in which the assets are consumed. The estimated useful lives for acquired intangible assets range from five to seven years. The Company assesses its intangible assets with finite lives for impairment when indicators of impairment are identified.

Revenue Recognition

The recognition of revenues related to lease components is governed by ASC 842. The revenue related to non-lease components is subject to ASC 606, Revenue from Contracts with Customers (“ASC 606”).

We capitalize direct incremental costs of signing a lease. Internal direct compensation costs and external legal fees related to the execution of successful lease agreements that do not meet the definition of initial direct costs under ASC 842 are accounted for as office operating expense or studio operating expense in our Consolidated Statements of Operations.

We elected the lessor’s practical expedient to present revenues on the Consolidated Statement of Operations as a single lease component that combines rental, tenant recoveries, and other tenant-related revenues for the office portfolio. For our rentals at the studio properties, total lease consideration is allocated to lease and non-lease components on a relative standalone basis.

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

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2010. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership.

Provided that we continue to qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. If we were to fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal corporate income tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

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

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2021, we have not established a liability for uncertain tax positions.

We and certain of our TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. We and our TRSs are no longer subject to tax examinations by tax authorities for years prior to 2017. Generally, we have assessed our tax positions for all open years, which as of December 31, 2021 include 2018 to 2020 for Federal purposes and 2017 to 2020 for state purposes, and concluded that there are no material uncertainties to be recognized.

Results of Operations

As of December 31, 2021, our portfolio consists of 66 properties (42 wholly-owned properties, 16 properties owned by joint ventures and eight land properties) located in eleven California, three Seattle, one Western Canada and one Greater London, United Kingdom submarkets, totaling approximately 20.2 million square feet.

The following table summarizes our consolidated and unconsolidated portfolio as of December 31, 2021:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	41	11,982,460	92.1%	93.1%	$51.99
Stabilized non-same store(5)	5	1,725,189	97.6	98.5	46.69
Total stabilized	46	13,707,649	92.8	93.8	51.29
Lease-up(5)(6)	3	1,039,130	78.4	79.8	60.67
Total in-service office	49	14,746,779	91.8	92.8	51.85
STUDIO
Same-store(7)	3	1,205,809	85.7	85.7	42.89
Total	3	1,205,809
Repositioning(5)(8)	1	295,675	—	1.8
Development(5)	1	241,000	—	—
Held-for-sale(9)	4	745,171	61.9	61.9	47.21
Total repositioning, redevelopment, development and held-for-sale	6	1,281,846
Total office and studio properties	58	17,234,434
Land	8	2,954,406	(10)
TOTAL	66	20,188,840
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association
(“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing. Represents 100% share of consolidated and unconsolidated joint ventures.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of December 31, 2021, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended December 31, 2021, divided by (ii) total square feet, expressed as a percentage.
3.Office portfolio calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2021. Annualized base rent does not reflect tenant reimbursements. Studio portfolio calculated as annual base rent per leased square foot calculated as (i) annual base rent divided by (ii) square footage under leased as of December 31, 2021.
4.Includes office properties owned and included in our stabilized portfolio as of January 1, 2020 and still owned and included in the stabilized portfolio as of December 31, 2021.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of December 31, 2021.
7.Includes studio properties owned and included in our portfolio as of January 1, 2020 and still owned and included in our portfolio as of December 31, 2021.
8.Includes 79,056 square feet at Page Mill Center, 61,066 square feet at Metro Plaza, 51,409 square feet at 10850 Pico, 36,905 square feet at Rincon Center, 35,905 square feet at 95 Jackson, 18,594 square feet at Sunset Las Palmas, and 12,740 square feet at Palo Alto Square as of fourth quarter 2021.
9.Includes Northview Center, Skyway Landing, 6922 Hollywood and Del Amo.
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

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2020 and still owned and included in the stabilized portfolio as of December 31, 2021; and

•Non-same-store, which includes:
◦Stabilized non-same store properties
◦Lease-up properties
◦Repositioning properties
◦Development properties
◦Redevelopment properties
◦Held for sale properties
◦Operating results from studio service-related businesses

The following table reconciles net income to NOI (in thousands, except percentage change):

	Year Ended December 31,
	2021	2020	Dollar Change	Percentage Change
NET INCOME	$29,012	$16,430	$12,582	76.6%
Adjustments:
Income from unconsolidated real estate entities	(1,822)	(736)	(1,086)	147.6
Fee income	(3,221)	(2,815)	(406)	14.4
Interest expense	121,939	113,823	8,116	7.1
Interest income	(3,794)	(4,089)	295	(7.2)
Management services reimbursement income—unconsolidated joint ventures	(1,132)	—	(1,132)	100.0
Management services expense—unconsolidated joint ventures	1,132	—	1,132	100.0
Transaction-related expenses	8,911	440	8,471	1,925.2
Unrealized (gain) loss on non-real estate investment	(16,571)	2,463	(19,034)	(772.8)
Loss on extinguishment of debt	6,259	2,654	3,605	135.8
Impairment loss	2,762	—	2,762	100.0
Other expense (income)	2,553	(548)	3,101	(565.9)
General and administrative	71,346	77,882	(6,536)	(8.4)
Depreciation and amortization	343,614	299,682	43,932	14.7
NOI	$560,988	$505,186	$55,802	11.0%

Same-store NOI	$460,843	$454,156	$6,687	1.5%
Non-same-store NOI	100,145	51,030	49,115	96.2
NOI	$560,988	$505,186	$55,802	11.0%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Year Ended December 31,
	2021	2020
Same-store office
Number of properties	40	40
Rentable square feet	10,482,170	10,482,170
Ending % leased	92.6%	95.1%
Ending % occupied	91.5%	94.2%
Average % occupied for the period	91.9%	94.7%
Average annual rental rate per square foot	$55.32	$52.85

Same-store studio
Number of properties	3	3
Rentable square feet	1,205,809	1,205,809
Average % occupied over period(1)	85.7%	90.0%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended December 31, 2021.

The following table gives further detail on our consolidated NOI (in thousands):

	Year Ended December 31,
	2021			2020
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental	$643,695	$139,041	$782,736	$631,566	$89,720	$721,286
Service and other revenues	9,578	3,056	12,634	12,611	2,022	14,633
Total office revenues	653,273	142,097	795,370	644,177	91,742	735,919

Studio
Rental	49,435	550	49,985	48,756	—	48,756
Service and other revenues	30,959	20,521	51,480	20,290	—	20,290
Total studio revenues	80,394	21,071	101,465	69,046	—	69,046

Total revenues	733,667	163,168	896,835	713,223	91,742	804,965

OPERATING EXPENSES
Office operating expenses	227,709	52,625	280,334	221,487	40,712	262,199
Studio operating expenses	45,115	10,398	55,513	37,580	—	37,580
Total operating expenses	272,824	63,023	335,847	259,067	40,712	299,779

Office NOI	425,564	89,472	515,036	422,690	51,030	473,720
Studio NOI	35,279	10,673	45,952	31,466	—	31,466
NOI	$460,843	$100,145	$560,988	$454,156	$51,030	$505,186

The following table gives further detail on our change in consolidated NOI (in thousands, except percentage change):

	Year Ended December 31, 2021 as compared to the Year Ended December 31, 2020
	Same-store		Non-same-store		Total
	Dollar change	Percentage change	Dollar change	Percentage change	Dollar change	Percentage change
REVENUES
Office
Rental	$12,129	1.9%	$49,321	55.0%	$61,450	8.5%
Service and other revenues	(3,033)	(24.1)	1,034	51.1	(1,999)	(13.7)
Total office revenues	9,096	1.4	50,355	54.9	59,451	8.1

Studio
Rental	679	1.4	550	—	1,229	2.5
Service and other revenues	10,669	52.6	20,521	—	31,190	153.7
Total studio revenues	11,348	16.4	21,071	—	32,419	47.0

Total revenues	20,444	2.9	71,426	77.9	91,870	11.4

OPERATING EXPENSES
Office operating expenses	6,222	2.8	11,913	29.3	18,135	6.9
Studio operating expenses	7,535	20.1	10,398	—	17,933	47.7
Total operating expenses	13,757	5.3	22,311	54.8	36,068	12.0

Office NOI	2,874	0.7	38,442	75.3	41,316	8.7
Studio NOI	3,813	12.1	10,673	—	14,486	46.0
NOI	$6,687	1.5%	$49,115	96.2%	$55,802	11.0%

NOI increased $55.8 million, or 11.0%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily resulting from:

•a $49.1 million increase in non-same-store NOI driven by:
•an increase in office NOI of $38.4 million primarily due to:
•a $49.3 million increase in rental revenues primarily resulting from the acquisition of our 1918 Eighth property in December 2020, beneficial occupancy of our One Westside property (Google) in November 2021 and a lease commenced at our Harlow property (Company 3); and
•a $1.0 million increase in service and other revenues primarily resulting from a lease cancellation fee at our 10850 Pico property;
•partially offset by a $11.9 million increase in operating expenses primarily resulting from the acquisition of our 1918 Eighth property.
•an increase in studio NOI of $10.7 million primarily due to the acquisition of Zio and Star Waggons in August 2021.
•a $6.7 million increase in same-store NOI driven by:
•an increase in studio NOI of $3.8 million primarily due to:
•$10.7 million increase in service and other revenues primarily resulting from an increase in lighting and grip services at our studio properties;
•partially offset by a $7.5 million increase in operating expenses primarily resulting from higher lighting rental, utilities, cleaning and security expenses driven by the increase in studio services activity and one time property tax savings in 2020, partially offset by a favorable prior period property tax assessment for our Sunset Las Palmas studio property in 2021.
•an increase in office NOI of $2.9 million primarily due to:
•$12.1 million increase in rental revenues primarily resulting from lease renewals at Clocktower Square (Rivian Automotive) and 3400 Hillview (Google) and lower reserves at various properties compared to prior year, partially offset by lease terminations at Page Mill Hill (Perkens), 505 First (Nuance) and Techmart (Process Weaver);
•partially offset by a $6.2 million increase in operating expenses primarily resulting from higher parking expenses at our EPIC property and a prior period property tax assessment for our ICON and CUE properties; and
•a $3.0 million decrease in service and other revenues primarily resulting from a decrease in parking revenue at our ICON property due to continued reduced activity resulting from the COVID-19 pandemic and higher lease cancellation fees at our 11601 Wilshire property during 2020.

Other Income (Expense)

Income from unconsolidated real estate entities

Income from our unconsolidated real estate entities increased by $1.1 million, or 147.6%, to $1.8 million of income for the year ended December 31, 2021 compared to $0.7 million of income for the year ended December 31, 2020. The increase was primarily driven by an increase in rental revenue at the unconsolidated entities for the year ended December 31, 2021 due to higher average occupancy at Bentall Centre during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Fee income

Fee income increased by $0.4 million, or 14.4%, to $3.2 million for the year ended December 31, 2021 compared to $2.8 million for the year ended December 31, 2020. The fee income primarily represents the management fee income earned from the unconsolidated real estate entities.

Interest expense

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020 is as follows (in thousands, except percentage change):

	Year Ended December 31,
	2021	2020	Dollar Change	Percentage Change
Gross interest expense	$134,071	$126,447	$7,624	6.0%
Capitalized interest	(22,595)	(19,509)	(3,086)	15.8
Amortization of deferred financing costs/loan discount	10,463	6,885	3,578	52.0
TOTAL	$121,939	$113,823	$8,116	7.1%

Gross interest expense increased by $7.6 million, or 6.0%, to $134.1 million for the year ended December 31, 2021 compared to $126.4 million for the year ended December 31, 2020. The increase was primarily driven by the issuance of a $900.0 million loan secured by the Hollywood Media Portfolio in July 2020, the closing of a $314.3 million loan secured by our 1918 Eighth property in December 2020 and $135.3 million in draws on the construction loan secured by our One Westside and 10850 Pico properties during the year, partially offset by the paydown of Term Loan B, Term Loan D, the Met Park North loan, the Revolving Sunset Bronson Studios/ICON/CUE facility and outstanding borrowings on our unsecured revolving credit facility all in July 2020.

Capitalized interest increased $3.1 million, or 15.8%, to $22.6 million for the year ended December 31, 2021 compared to $19.5 million for the year ended December 31, 2020. The increase was primarily driven by interest capitalized on our One Westside redevelopment project and our Page Mill Center, Metro Plaza and 95 Jackson repositioning projects, partially offset by the completion of our Harlow development property.

Amortization of deferred financing costs and loan discounts/premiums increased by $3.6 million, or 52.0% to $10.5 million for the year ended December 31, 2021 compared to $6.9 million for the year ended December 31, 2020. The increase was primarily driven by the amortization of new issuance costs associated with the original $900.0 million loan and refinanced $1.1 billion loan secured by the Hollywood Media Portfolio and the $314.3 million loan secured by our 1918 Eighth property.

Transaction-related expenses

Transaction-related expenses increased $8.5 million, or 1,925%, to $8.9 million for the year ended December 31, 2021 compared to $0.4 million for the year ended December 31, 2020. The increase is attributable to the acquisition of Zio and Star Waggons in August 2021.

Unrealized (gain) loss on non-real estate investments

We recognized an unrealized gain on non-real estate investments of $16.6 million for the year ended December 31, 2021 compared to an unrealized loss on non-real estate investments of $2.5 million for the year ended December 31, 2020. The activity in both periods is due to the observable changes in the fair value of the investments.

Loss on extinguishment of debt

During the year ended December 31, 2021 we completed a refinancing of the loan secured by the Hollywood Media Portfolio and recognized a loss on extinguishment of debt of $6.3 million primarily representing the write-off of unamortized deferred financing costs associated with the extinguished portion of the loan. During the year ended December 31, 2020 we recognized a loss on extinguishment of debt of $2.7 million representing the write-off of unamortized deferred financing costs related to the early repayment of Term Loan B, Term Loan D and the Revolving Sunset Bronson Studios/ICON/CUE facility.

Impairment loss

We recognized an impairment loss of $2.8 million during the year ended December 31, 2021 related to a reduction in the estimated hold period of our Del Amo property. We did not recognize any impairment charges during the year ended December 31, 2020.

Other expense (income)

Other expense increased $3.1 million, or 565.9%, to $2.6 million for the year ended December 31, 2021 compared to other income of $0.5 million for the year ended December 31, 2020. The increase was primarily related to an increase in tax expense due to an unrealized gain on our non-real estate investment.

General and administrative expenses

General and administrative expenses decreased $6.5 million, or 8.4%, to $71.3 million for the year ended December 31, 2021 compared to $77.9 million for the year ended December 31, 2020. General and administrative expenses include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel and automobile expenses, telecommunications and computer-related expenses and other miscellaneous items. The decrease was primarily attributable to political contributions made for statewide ballot measures in 2020 that did not reoccur in 2021.

Depreciation and amortization expense

Depreciation and amortization expense increased $43.9 million, or 14.7%, to $343.6 million for the year ended December 31, 2021 compared to $299.7 million for the year ended December 31, 2020. The increase was primarily related to our acquisition of 1918 Eighth, the accelerated depreciation of tenant improvements resulting from a termination at our Maxwell property, the accelerated amortization of lease intangibles resulting from a termination at our 625 Second property and the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Zio and Star Waggons transactions in August 2021.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the year ended December 31, 2020 to the year ended December 31, 2019” of the Form 10-K for the fiscal year ended December 31, 2020.

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

•proceeds from joint venture partners;

•proceeds from Sunset Glenoaks constructions loan (unconsolidated joint venture); and

•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had approximately $96.6 million of cash and cash equivalents at December 31, 2021. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through December 31, 2021. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of December 31, 2021, we had total borrowing capacity of $1.0 billion under our unsecured revolving credit facility, $125.0 million of which had been drawn. As of December 31, 2021, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and 10850 Pico properties, $241.4 million of which had been drawn. As of December 31, 2021, we had total borrowing capacity of $94.0 million under the Sunset Glenoaks construction loan (unconsolidated joint venture), of which $3.3 million had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of December 31, 2021 (in thousands, except percentage):

Market Capitalization	December 31, 2021
Unsecured and secured debt(1)	$3,764,874
Series A redeemable preferred units	9,815
Total consolidated debt	3,774,689
Common equity capitalization(2)	4,248,939
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$8,023,628
Total consolidated debt/total consolidated market capitalization	47.0%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discount.
2.Common equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $24.71, reported by the NYSE, on December 31, 2021 as well as the series C preferred stock liquidation preference as of December 31, 2021.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2021 and December 31, 2020 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts (in thousands):

	December 31, 2021	December 31, 2020
Unsecured debt	$2,050,000	$1,925,000
Secured debt	$1,714,874	$1,507,276
In-substance defeased debt	$128,212	$131,707
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of December 31, 2021.

Credit Ratings

The following table provides information with respect to our credit ratings at December 31, 2021:

Agency	Credit Rating
Moody’s	Baa2
Standard and Poor’s	BBB-
Fitch	BBB-

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2021, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on unsecured and secured debt	$3,764,874	$—	$1,291,574	$1,016,300	$1,457,000
Principal payments on in-substance defeased debt(1)	128,212	128,212	—	—	—
Principal payments on joint venture partner debt	66,136	—	—	—	66,136
Interest payments—fixed rate(2)(3)	542,144	98,347	175,215	149,462	119,120
Interest payments—variable rate(2)(4)	55,784	25,046	24,993	5,745	—
Ground leases(5)	628,728	21,191	41,971	41,689	523,877
TOTAL	$5,185,878	$272,796	$1,533,753	$1,213,196	$2,166,133
_____________
1.Will be repaid with proceeds from sale of the U.S. Government securities that will happen when the in-substance defeased debt reaches maturity.
2.Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed.
3.Reflects our projected interest obligations for fixed rate debts, which includes $4.8 million of projected interest related to our in-substance defeased debt and $20.2 million of projected interest related to our joint venture partner debt.
4.Reflects our projected interest obligations for variable rate debts, including those that are effectively fixed as a result of derivatives and in instances where interest is paid based on a LIBOR margin. We used the average December LIBOR and current margin based on the leverage ratio as of December 31, 2021.
5.Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 12 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments” for details of our ground lease agreements.

The Company has entered into a number of construction agreements related to capital improvement activities at various properties. As of December 31, 2021, the Company had $244.8 million in outstanding obligations under the agreements, of which $193.3 million are expected to be incurred within one year from December 31, 2021.

The Company invests in several non-real estate funds with an aggregate commitment to contribute up $28.0 million. As of December 31, 2021, the Company has contributed $16.4 million, net of distributions, with $11.6 million remaining to be contributed.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of December 31, 2021 (in thousands):

	Principal Amount	Interest Rate	Contractual Maturity Date	Company’s Share
Bentall Centre(1)	$518,126	CDOR + 1.75%	7/1/2024	$103,625
Sunset Glenoaks Studios(2)	$3,300	LIBOR + 3.00%	1/9/2025	$1,650
_____________
(1)We own 20% of the ownership interest in the unconsolidated real estate investment that owns Bentall Centre. The loan was transacted in Canadian dollars. The principal balance is shown in U.S. dollars using the foreign currency exchange rate as of December 31, 2021. The interest on the full amount has been effectively capped at 5.25% per annum through the use of an interest rate cap.
(2)We own 50% of the ownership interest in the unconsolidated real estate investment that owns the Sunset Glenoaks Studios development. This loan has an initial interest rate of LIBOR plus 3.00% per annum and is interest-only through its term. The total capacity of the loan is $94.0 million, as of December 31, 2021 we have $90.7 million undrawn.

Cash Flows

Comparison of the cash flow activity for the year ended December 31, 2021 to the year ended December 31, 2020 is as follows (in thousands, except percentage change):

	Year Ended December 31,
	2021	2020	Dollar Change	Percentage Change
Net cash provided by operating activities	$314,863	$302,032	$12,831	4.2%
Net cash used in investing activities	$(754,208)	$(1,006,844)	$252,636	(25.1)%
Net cash provided by financing activities	$486,681	$796,094	$(309,413)	(38.9)%

Cash and cash equivalents and restricted cash were $196.9 million and $149.5 million at December 31, 2021 and 2020, respectively.

Operating Activities

Net cash provided by operating activities increased by $12.8 million, or 4.2%, to $314.9 million for the year ended December 31, 2021 as compared to $302.0 million for the year ended December 31, 2020. The change resulted primarily from the operating activities of our recent acquisitions of 1918 Eighth property in December 2020 and Zio and Star Waggons in August 2021, partially offset by an increase in interest expense and transaction costs related to the business combination of Zio and Star Waggons.

Investing Activities

Net cash used in investing activities decreased by $252.6 million, or 25.1%, to $0.8 billion for the year ended December 31, 2021 as compared to $1.0 billion for the year ended December 31, 2020. The change resulted primarily from $475.0 million lower consideration paid for the 5th & Bell property acquisition in 2021 compared to the consideration paid for the 1918 Eighth in 2020, partially offset by $209.9 million spent on the 2021 acquisitions of Zio and Star Waggons. Additional drivers of the change included a $63.7 million decrease in capital expenditures and a $58.8 million increase in contributions to unconsolidated entities in 2021 as compared to 2020.

Financing Activities

Net cash provided by financing activities decreased by $309.4 million, or 38.9%, to $486.7 million for the year ended December 31, 2021 as compared to $796.1 million for the year ended December 31, 2020. The change resulted primarily from $367.5 million proceeds from sale of non-controlling interest in the Hollywood Media Portfolio in 2020, $254.2 million higher proceeds from notes payable, net of repayments, in 2021 as compared to 2020, as well as $113.4 million lower contributions from non-controlling members in consolidated real estate entities in 2021 as compared to 2020. The increase was partially offset by $413.0 million proceeds from issuance of Series C preferred stock in 2021. Additional drivers of the change included $45.0 million from sales of common stock in 2021, $34.1 million less spent on common stock repurchases in 2021 as compared to 2020, and $84.0 million higher distributions to con-controlling members in consolidated real estate entities in 2021 as compared to 2020.

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

The following table presents a reconciliation of net income to FFO (in thousands):

	Year Ended December 31,
	2021	2020
Net income	$29,012	$16,430
Adjustments:
Depreciation and amortization—Consolidated	343,614	299,682
Depreciation and amortization—Corporate-related	(7,719)	(2,286)
Depreciation and amortization—Company’s share from unconsolidated real estate investments	6,020	5,605
Impairment loss	2,762	—
Unrealized (gain) loss on non-real estate investments	(16,571)	2,463
Tax impact of unrealized gain on non-real estate investment	3,849	—
FFO attributable to non-controlling interests	(64,388)	(37,644)
FFO attributable to preferred units	(2,893)	(612)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$293,686	$283,638

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary market risk we face is interest rate risk. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As more fully described below, we use derivatives to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors. For a summary of our outstanding indebtedness, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” For a summary of our derivatives, refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 10 to the Consolidated Financial Statements—Derivatives.”

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

The following table summarizes our derivative instruments used to hedge interest rate risk as of December 31, 2021 (notional amount and fair value in thousands):

					Interest Rate Range		Fair Value (Liabilities)/Assets
Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Low	High
Interest rate swaps
Hollywood Media Portfolio	2	$350,000	April 2015	April 2022	2.96%	3.46%	$(1,413)
Hollywood Media Portfolio	1	125,000	June 2016	November 2022	2.63%	3.13%	(1,122)
Interest rate cap					Strike rate
Hollywood Media Portfolio	1	900,000	July 2020	Terminated August 2021	3.50%		—
Hollywood Media Portfolio	1	1,100,000	August 2021	August 2023	3.50%		368
TOTAL		$2,475,000					$(2,167)

The following table summarizes our fixed and variable rate debt as of December 31, 2021 (in thousands):

	Unsecured and Secured Debt		In-Substance Defeased Debt		Joint Venture Partner Debt
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate(1)	$1,570,874	$1,570,874	$—	$—	$—	$—
Fixed rate	2,194,000	2,297,761	128,212	128,361	66,136	69,116
TOTAL(2)	$3,764,874	$3,868,635	$128,212	$128,361	$66,136	$69,116
_____________
1.Includes $475.0 million of debt that is effectively fixed as a result of interest rate swaps.
2.Excludes unamortized deferred financing costs.

For sensitivity purposes, if one-month LIBOR as of December 31, 2021 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would decrease our future earnings and cash flows by $11.0 million, after considering the effects of our interest rate swap agreements.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our unconsolidated real estate entities operating in Canada and the United Kingdom. The unconsolidated real estate entities’ functional currency is the local currency, or Canadian dollars and pound sterling. Any gains or losses resulting from the translation of Canadian dollars and pound sterling to U.S. dollars are classified on our Consolidated Balance Sheets as a separate component of other comprehensive income and are excluded from net income.

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

Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2021. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2021, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.

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

Management has excluded Zio and Star Waggons from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by Hudson Pacific Properties, Inc. in business combinations on August 16, 2021 and August 31, 2021, respectively. Total assets and revenues of Zio and Star Waggons represent 3% and 2%, respectively, of the related consolidated financial statements for the year ended, December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting (Hudson Pacific Properties, L.P.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2021. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2021, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.

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

Management has excluded Zio and Star Waggons from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by Hudson Pacific Properties, Inc. in business combinations on August 16, 2021 and August 31, 2021, respectively. Total assets and revenues of Zio and Star Waggons represent 3% and 2%, respectively, of the related consolidated financial statements for the year ended, December 31, 2021.

Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)

The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2021.

ITEM 9B.  Other Information

Not applicable.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2022. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2022.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2022.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2022.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2022.

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

(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Form of Articles Supplementary of Hudson Pacific Properties, Inc.	S-11/A	333-170751	3.3	December 6, 2010
3.3	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.4	Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. dated as of November 16, 2021.	8-K	001-34789	3.2	November 16, 2021
3.5	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
3.6	Articles Supplementary designating the Series C Preferred Stock of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	November 16, 2021
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.	S-11/A	333-164916	4.1	June 14, 2010
4.2	Indenture, dated October 2, 2017, among Hudson Pacific Properties, L.P., and U.S. Bank National Association	8-K	001-34789	4.1	October 2, 2017
4.3	Supplemental Indenture No. 1, dated October 2, 2017, among Hudson Pacific Properties, L.P., Hudson Pacific Properties, Inc. and U.S. Bank National Association	8-K	001-34789	4.2	October 2, 2017
4.4	Supplemental Indenture No. 2, dated as of February 27, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.650% Senior Notes due 2029 and the guarantee.	10-Q	001-34789	10.1	May 7, 2019

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.5	Supplemental Indenture No. 3, dated as of October 3, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Senior Notes due 2030 and the guarantee.	8-K	001-34789	4.2	October 3, 2019
4.6	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.+
10.1	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.	S-11	333-170751	10.2	November 22, 2010
10.2	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.	S-11	333-170751	10.3	November 22, 2010
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.	S-11	333-170751	10.5	November 22, 2010
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.	S-11	333-170751	10.6	November 22, 2010
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.	S-11	333-170751	10.7	November 22, 2010
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.	S-11	333-170751	10.8	November 22, 2010
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.	S-11	333-170751	10.10	November 22, 2010
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.	S-11	333-170751	10.11	November 22, 2010
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.	S-11	333-170751	10.12	November 22, 2010
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.	S-11	333-170751	10.13	November 22, 2010
10.11	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.	S-11	333-170751	10.14	November 22, 2010
10.12	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*	S-11/A	333-164916	10.5	June 14, 2010
10.13	Hudson Pacific Properties, Inc. Director Stock Plan.*	S-11/A	333-170751	10.17	December 6, 2010
10.14	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.11	April 9, 2010
10.15	Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.12	April 9, 2010
10.16	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.13	April 9, 2010
10.17	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.	S-11/A	333-164916	10.14	April 9, 2010
10.18	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.	S-11/A	333-164916	10.16	April 9, 2010
10.19	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.	S-11/A	333-164916	10.17	April 9, 2010
10.20	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.	8-K	001-34789	10.3	July 1, 2010
10.21	Agreement of Purchase and Sale and Joint Escrow Instructions between Del Amo Fashion Center Operating Company and Hudson Capital, LLC dated as of May 18, 2010.	S-11/A	333-164916	10.20	June 11, 2010
10.22	Conditional Consent Agreement between GLB Encino, LLC, as Borrower, and SunAmerica Life Insurance Company, as Lender, dated as of June 10, 2010.	S-11/A	333-164916	10.24	June 22, 2010
10.23	Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.	S-11/A	333-164916	10.25	June 22, 2010
10.24	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.	S-11/A	333-164916	10.26	June 22, 2010
10.25	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.	S-11/A	333-164916	10.27	June 22, 2010
10.26	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.28	June 22, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.27	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.29	June 22, 2010
10.28	Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.	8-K	001-34789	10.5	July 1, 2010
10.29	First Amendment to Purchase and Sale Agreement, dated October 1, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.	S-11/A	333-170751	10.45	December 6, 2010
10.30	Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.	8-K	001-34789	10.1	December 21, 2010
10.31	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.	S-11	333-173487	10.48	April 14, 2011
10.32	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.	S-11	333-173487	10.49	April 14, 2011
10.33	First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011.	8-K	001-34789	4.1	May 4, 2011
10.34	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.	8-K	001-34789	10.1	May 4, 2011
10.35	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Barclays Capital Inc.	8-K	001-34789	1.1	November 16, 2012
10.36	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	001-34789	1.2	November 16, 2012
10.37	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Keybanc Capital Markets Inc.	8-K	001-34789	1.3	November 16, 2012
10.38	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Wells Fargo Securities, LLC	8-K	001-34789	1.4	November 16, 2012
10.39	Form of 2012 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 6, 2012
10.40	Form of 2013 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 7, 2013
10.41	Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.	8-K	001-34789	10.1	July 1, 2013
10.42	First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.	10-Q	001-34789	10.66	November 7, 2013
10.43	Supplemental Federal Income Tax Considerations.	8-K	001-34789	99.1	November 22, 2013
10.44	Form of 2014 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 3, 2014
10.45	Addendum to Outperformance Agreement.*	10-K	001-34789	10.70	March 3, 2014
10.46	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Barclays Capital Inc.	8-K	001-34789	1.5	June 1, 2021
10.47	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and BofA Securities, Inc.	8-K	001-34789	1.6	June 1, 2021
10.48	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Keybanc Capital Markets Inc.	8-K	001-34789	1.7	June 1, 2021
10.49	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Wells Fargo Securities, LLC	8-K	001-34789	1.8	June 1, 2021
10.50	Bridge Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.	8-K	001-34789	10.1	December 11, 2014
10.51	Backstop Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	8-K	001-34789	10.2	December 11, 2014
10.52	Form of 2015 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 2, 2015
10.53	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P.	8-K	001-34789	10.1	January 12, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.54	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.	10-K	001-34789	10.84	March 2, 2015
10.55	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (2012 Outperformance program) Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.1	March 12, 2015
10.56	Form of Addendum to 2014 Outperformance Award Agreement.*	8-K	001-34789	10.2	March 12, 2015
10.57	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.	10-Q	001-34789	10.91	August 10, 2015
10.58	Loan Agreement dated as of October 9, 2015 between Hudson Element LA, LLC, as Borrower and Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, collectively, as Lender.	10-Q	001-34789	10.93	November 6, 2015
10.59	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	8-K	001-34789	10.2	November 20, 2015
10.60	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2016.*	8-K	001-34789	10.2	December 21, 2015
10.61	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2016.*	8-K	001-34789	10.3	December 21, 2015
10.62	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher Barton, dated January 1, 2016.*	8-K	001-34789	10.4	December 21, 2015
10.63	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alex Vouvalides, dated January 1, 2016.*	8-K	001-34789	10.5	December 21, 2015
10.64	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.6	December 21, 2015
10.65	Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield*	10-K	001-34789	10.95	February 26, 2016
10.66	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (2013 Outperformance Program)*	10-K	001-34789	10.96	February 26, 2016
10.67	Form of 2016 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	March 21, 2016
10.68	Form of 2016 Outperformance Program OPP Unit Agreement (LTIP Units)*	8-K	001-34789	10.2	March 21, 2016
10.69	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein	10-Q	001-34789	10.8	August 4, 2016
10.70	Form of 2017 Outperformance Award Agreement (REIT Shares)*	8-K	001-34789	10.1	February 10, 2017
10.71	Form of 2017 Outperformance Award Agreement (LTIP Units)*	8-K	001-34789	10.2	February 10, 2017
10.72	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan*	8-K	001-34789	10.1	May 25, 2017
10.73	Indemnification Agreement, dated August 16, 2017, by and between Hudson Pacific Properties, Inc. and Andrea Wong	10-Q	001-34789	10.2	November 6, 2017
10.74	Form of 2018 Outperformance Award Agreement (REIT Shares)*	10-K	001-34789	10.72	February 16, 2018
10.75	Form of 2018 Outperformance Award Agreement (LTIP Units)*	10-K	001-34789	10.73	February 16, 2018
10.76	Form of Amendment to Outperformance Award Agreement*	10-Q	001-34789	10.1	August 2, 2018
10.77	Form of Time-Based LTIP Unit Agreement*	8-K	001-34789	10.1	December 14, 2018
10.78	Form of 2019 Outperformance Award Agreement (REIT Shares)*	10-K	001-34789	10.75	February 19, 2019
10.79	Form of 2019 Outperformance Award Agreement (LTIP Units)*	10-K	001-34789	10.76	February 19, 2019
10.80	Indemnification Agreement, dated March 14, 2019, by and between Hudson Pacific Properties, Inc. and Christy Haubegger*	10-Q	001-34789	10.2	May 7, 2019
10.81	Form of Performance-Based LTIP Unit Agreement.*	10-K	001-34789	10.78	February 24, 2020
10.82	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2020.*	10-K	001-34789	10.79	February 24, 2020
10.83	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2020.*	10-K	001-34789	10.80	February 24, 2020
10.84	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alexander Vouvalides, dated January 1, 2020.*	10-K	001-34789	10.81	February 24, 2020
10.85	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher J. Barton, dated January 1, 2020.*	10-K	001-34789	10.82	February 24, 2020
10.86	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield, dated January 1, 2020.*	10-K	001-34789	10.83	February 24, 2020
10.87	Employment Agreement between Hudson Pacific Properties, Inc. and Harout Diramerian, dated January 1, 2020.*	10-K	001-34789	10.84	February 24, 2020
10.88	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Harout Diramerian.	10-K	001-34789	10.85	February 24, 2020

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.89	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.88	February 24, 2020
10.90	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.89	February 24, 2020
10.91	Fourth Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent	8-K	001-34789	10.1	December 21, 2021
10.92	Transition Agreement, dated as of February 8, 2021 between Alexander Vouvalides, Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.	8-K	001-34789	10.1	February 12, 2021
10.93	Transition Agreement, dated as of February 8, 2021 between Joshua Hatfield, Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.	8-K	001-34789	10.2	February 12, 2021
10.94	Indemnification Agreement, dated January 1, 2021, by and between Hudson Pacific Properties, Inc.and Karen Brodkin.	10-K	001-34789	10.92	February 22, 2021
10.95	Form of Performance-Based LTIP Unit Agreement.*	10-K	001-34789	10.93	February 22, 2021
10.96	Employment Agreement between Hudson Pacific Properties, Inc. and Steven Jaffe, dated January 1, 2020.*+
10.97	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Steven Jaffe.+
10.98	Employment Agreement between Hudson Pacific Properties, Inc. and Arthur Suazo, dated January 1, 2020.*+
10.99	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Arthur Suazo.+
21.1	Subsidiaries of Hudson Pacific Properties, Inc.
23.1	Consent of Independent Registered Public Accounting Firm+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
99.1	Certificate of Correction	8-K	001-34789	99.1	January 23, 2012
101	The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows and (vii) Notes to Consolidated Financial Statements**
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Denotes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Filed herewith.

ITEM 16.    Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

February 18, 2022	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 18, 2022
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 18, 2022
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 18, 2022
Theodore R. Antenucci
/S/ KAREN BRODKIN	Director	February 18, 2022
Karen Brodkin
/S/ RICHARD B. FRIED	Director	February 18, 2022
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 18, 2022
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 18, 2022
Robert L. Harris II
/s/ CHRISTY HAUBEGGER	Director	February 18, 2022
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 18, 2022
Mark D. Linehan
/S/ BARRY A. PORTER	Director	February 18, 2022
Barry A. Porter
/S/ ANDREA L. WONG	Director	February 18, 2022
Andrea L. Wong

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

February 18, 2022	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 18, 2022
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 18, 2022
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 18, 2022
Theodore R. Antenucci
/S/ KAREN BRODKIN	Director	February 18, 2022
Karen Brodkin
/S/ RICHARD B. FRIED	Director	February 18, 2022
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 18, 2022
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 18, 2022
Robert L. Harris II
/s/ CHRISTY HAUBEGGER	Director	February 18, 2022
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 18, 2022
Mark D. Linehan
/S/ BARRY A. PORTER	Director	February 18, 2022
Barry A. Porter
/S/ ANDREA L. WONG	Director	February 18, 2022
Andrea L. Wong

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer and Chairman of the Board of Directors

/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Pacific Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hudson Pacific Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zio Entertainment Network, LLC and Star Waggons, LLC, which are included in the 2021 consolidated financial statements of the Company and constituted 3% of total assets as of December 31, 2021 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Zio Entertainment Network, LLC and Star Waggons, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Pacific Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase price accounting
Description of the Matter
During the year ended December 31, 2021, the Company acquired 100% of the equity interests in Zio Entertainment Network, LLC and Star Waggons, LLC for an aggregate purchase price of $232.4 million. The transactions were accounted for as business combinations. As discussed in Note 2 to the consolidated financial statements, in a business combination, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date, and the difference between the fair value of the consideration transferred for the acquisition and the fair value of the net assets acquired is recorded as goodwill. Acquisition-related expenses arising from the transaction are expensed as incurred. Auditing the Company’s purchase price accounting was complex due to the significant estimation required by management in determining the fair value of acquired assets and assumed liabilities. In particular, significant estimation was used in management’s selection of assumptions for customer retention rate and future revenues attributable to existing customers due to the judgmental nature of the inputs, including unobservable inputs. Furthermore, the selected assumptions for customer retention rates and future revenues attributable to existing customers are sensitive in affecting the measurement of the fair value of acquired customer relationship intangibles. Amortization of customer relationship intangibles is recorded in depreciation and amortization expense over the asset’s related useful life.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over management’s purchase price accounting, including controls over the Company’s review of the assumptions underlying the purchase price allocation, the cash flow projections, and the accuracy of the underlying data used. Our testing of the Company’s purchase price accounting included, among other procedures, assessing the valuation methods and significant assumptions used by management in developing the fair value estimates of the assets acquired and liabilities assumed. For example, we identified significant assumptions within the models by performing sensitivity analyses to determine if a reasonable variation in the assumption would materially affect the measurement of the related acquired asset. For the assumptions for customer retention rate and future revenues attributable to existing customers, we evaluated the reasonableness of management’s selected assumptions by comparing to independently identified external market data sources and searching for contrary or corroborating evidence within other sources of internal information. We involved our valuation specialists in verifying the appropriateness of management’s valuation methods and models. We also evaluated the completeness and accuracy of the underlying data supporting management’s purchase price accounting, tested the incorporation of the significant assumptions in the purchase price accounting, and recalculated the models’ results for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
February 18, 2022

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Investment in real estate, at cost	$8,361,477	$8,215,017
Accumulated depreciation and amortization	(1,283,774)	(1,102,748)
Investment in real estate, net	7,077,703	7,112,269
Non-real estate property, plant and equipment, net	58,469	8,444
Cash and cash equivalents	96,555	113,686
Restricted cash	100,321	35,854
Accounts receivable, net	25,339	22,105
Straight-line rent receivables, net	240,306	225,685
Deferred leasing costs and intangible assets, net	341,444	285,836
U.S. Government securities	129,321	135,115
Operating lease right-of-use asset	287,041	264,880
Prepaid expenses and other assets, net	119,000	55,469
Investment in unconsolidated real estate entities	154,731	82,105
Goodwill	109,439	8,754
Assets associated with real estate held for sale	250,520	—
TOTAL ASSETS	$8,990,189	$8,350,202

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,733,903	$3,399,492
In-substance defeased debt	128,212	131,707
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	300,959	235,860
Operating lease liability	293,596	270,014
Intangible liabilities, net	42,290	49,144
Security deposits and prepaid rent	84,939	92,180
Liabilities associated with real estate held for sale	3,898	—
Total liabilities	4,653,933	4,244,533

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	129,449	127,874

Equity
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 18,400,000 and 10,000,000 authorized at December 31, 2021 and 2020, respectively; 4.750% series C cumulative redeemable preferred stock; $25.00 per share liquidation preference, 17,000,000 and no shares outstanding at December 31, 2021 and 2020, respectively	425,000	—
Common stock, $0.01 par value, 481,600,000 and 490,000,000 authorized, 151,124,543 and 151,401,365 shares outstanding at December 31, 2021 and 2020, respectively	1,511	1,514
Additional paid-in capital	3,317,072	3,469,758
Accumulated other comprehensive loss	(1,761)	(8,133)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,741,822	3,463,139
Non-controlling interest—members in consolidated real estate entities	402,971	467,009
Non-controlling interest—units in the operating partnership	52,199	37,832
Total equity	4,196,992	3,967,980
TOTAL LIABILITIES AND EQUITY	$8,990,189	$8,350,202

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2021	2020	2019
REVENUES
Office
Rental	$782,736	$721,286	$708,564
Service and other revenues	12,634	14,633	25,171
Total office revenues	795,370	735,919	733,735
Studio
Rental	49,985	48,756	51,340
Service and other revenues	51,480	20,290	33,107
Total studio revenues	101,465	69,046	84,447
Total revenues	896,835	804,965	818,182
OPERATING EXPENSES
Office operating expenses	280,334	262,199	256,209
Studio operating expenses	55,513	37,580	45,313
General and administrative	71,346	77,882	71,947
Depreciation and amortization	343,614	299,682	282,088
Total operating expenses	750,807	677,343	655,557
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate entities	1,822	736	(747)
Fee income	3,221	2,815	1,459
Interest expense	(121,939)	(113,823)	(105,101)
Interest income	3,794	4,089	4,044
Management services reimbursement income—unconsolidated real estate entities	1,132	—	—
Management services expense—unconsolidated real estate entities	(1,132)	—	—
Transaction-related expenses	(8,911)	(440)	(667)
Unrealized gain (loss) on non-real estate investments	16,571	(2,463)	—
Gains on sale of real estate	—	—	47,100
Impairment loss	(2,762)	—	(52,201)
Loss on extinguishment of debt	(6,259)	(2,654)	(744)
Other (expense) income	(2,553)	548	78
Total other expense	(117,016)	(111,192)	(106,779)
Net income	29,012	16,430	55,846
Net income attributable to Series A preferred units	(612)	(612)	(612)
Net income attributable to Series C preferred shares	(2,281)	—	—
Net income attributable to participating securities	(1,090)	(1,041)	(692)
Net income attributable to non-controlling interest in consolidated real estate entities	(21,806)	(18,955)	(13,352)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	2,902	4,571	1,994
Net income attributable to non-controlling interest in the operating partnership	(61)	(10)	(459)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,064	$383	42,725

BASIC AND DILUTED PER SHARE AMOUNTS
Net income attributable to common stockholders—basic	$0.04	$0.00	$0.28
Net income attributable to common stockholders—diluted	$0.04	$0.00	$0.28
Weighted average shares of common stock outstanding—basic	151,618,282	153,126,027	154,404,427
Weighted average shares of common stock outstanding—diluted	151,943,360	153,169,025	156,602,408
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$29,012	$16,430	$55,846
Currency translation adjustments	(1,064)	1,394	1,845
Net gains (losses) on derivative instruments:
Unrealized gains (losses)	171	(14,471)	(14,533)
Reclassification adjustment for realized losses (gains)	7,360	5,444	(5,490)
Total net gains (losses) on derivative instruments:	7,531	(9,027)	(20,023)
Total other comprehensive income (loss)	6,467	(7,633)	(18,178)
Comprehensive income	35,479	8,797	37,668
Comprehensive income attributable to Series A preferred units	(612)	(612)	(612)
Comprehensive income attributable to Series C preferred units	(2,281)	—	—
Comprehensive income attributable to participating securities	(1,090)	(1,041)	(692)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(21,806)	(18,955)	(13,352)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	2,902	4,571	1,994
Comprehensive (income) loss attributable to non-controlling interest in the operating partnership	(156)	51	(343)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$12,436	$(7,189)	$24,663

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2018	$—	154,371,538	$1,543	$3,524,502	$—	$17,501	$18,338	$268,246	$3,830,130
Cumulative adjustment related to adoption of ASC 842	—	—	—	—	(2,105)	—	—	—	(2,105)
Distributions	—	—	—	—	—	—	—	(12,111)	(12,111)
Issuance of unrestricted stock	—	554,237	5	(5)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(234,723)	(2)	(7,682)	—	—	—	—	(7,684)
Declared dividend	—	—	—	(114,283)	(41,312)	—	(2,230)	—	(157,825)
Amortization of stock-based compensation	—	—	—	13,276	—	—	7,156	—	20,432
Net income	—	—	—	—	43,417	—	459	13,352	57,228
Other comprehensive loss	—	—	—	—	—	(18,062)	(116)	—	(18,178)
Redemption of common units in the operating partnership	—	—	—	—	—	—	(525)	—	(525)
Balance, December 31, 2019	—	154,691,052	1,546	3,415,808	—	(561)	23,082	269,487	3,709,362
Contributions	—	—	—	—	—	—	—	138,124	138,124
Sale of non-controlling interest	—	—	—	300,104	—	—	—	67,038	367,142
Distributions	—	—	—	—	—	—	—	(26,595)	(26,595)
Transaction costs	—	—	—	(16,047)	—	—	—	—	(16,047)
Issuance of unrestricted stock	—	420,970	5	(5)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(225,314)	(2)	(7,580)	—	—	—	—	(7,582)
Repurchase of common stock	—	(3,485,343)	(35)	(80,178)	—	—	—	—	(80,213)
Declared dividend	—	—	—	(151,772)	(1,424)	—	(1,800)	—	(154,996)
Amortization of stock-based compensation	—	—	—	9,428	—	—	16,601	—	26,029
Net income	—	—	—	—	1,424	—	10	18,955	20,389
Other comprehensive loss	—	—	—	—	—	(7,572)	(61)	—	(7,633)
Balance, December 31, 2020	—	151,401,365	1,514	3,469,758	—	(8,133)	37,832	467,009	3,967,980
Contributions	—	—	—	—	—	—	—	24,718	24,718
Distributions	—	—	—	—	—	—	—	(110,562)	(110,562)
Proceeds from sale of common stock, net of underwriters discount and transaction costs	—	1,526,163	15	44,805	—	—	—	—	44,820
Transaction costs	—	—	—	(243)	—	—	—	—	(243)
Issuance of unrestricted stock	—	222,781	2	(2)	—	—	—	—	—
Issuance of Series C cumulative redeemable preferred stock	425,000	—	—	(11,993)	—	—	—	—	413,007
Shares withheld to satisfy tax withholding obligations	—	(90,843)	(1)	(2,205)	—	—	—	—	(2,206)
Repurchase of common stock	—	(1,934,923)	(19)	(46,118)	—	—	—	—	(46,137)
Declared dividend	(2,281)			(145,158)	(7,154)	—	(2,248)	—	(156,841)
Amortization of stock-based compensation	—	—	—	8,228	—	—	16,459	—	24,687
Net income	2,281	—	—	—	7,154	—	61	21,806	31,302
Other comprehensive income	—	—	—	—	—	6,372	95	—	6,467
Balance, December 31, 2021	$425,000	151,124,543	$1,511	$3,317,072	$—	$(1,761)	$52,199	$402,971	$4,196,992

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,012	$16,430	$55,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,614	299,682	282,088
Non-cash portion of interest expense	10,463	6,885	5,514
Amortization of stock-based compensation	21,163	22,723	19,481
(Income) loss from unconsolidated real estate entities	(1,822)	(736)	747
Unrealized (gain) loss on non-real estate investment	(16,571)	2,463	—
Straight-line rents	(21,895)	(30,357)	(52,959)
Straight-line rent expenses	1,421	1,462	1,463
Amortization of above- and below-market leases, net	(11,415)	(9,635)	(12,836)
Amortization of above- and below-market ground lease, net	2,367	2,352	2,460
Amortization of lease incentive costs	1,885	1,915	1,771
Distribution of income from unconsolidated entities	1,916	—	—
Impairment loss	2,762	—	52,201
Gains on sale of real estate	—	—	(47,100)
Loss on extinguishment of debt	6,259	2,654	744
Change in operating assets and liabilities:
Accounts receivable	3,523	(9,098)	699
Deferred leasing costs and lease intangibles	(19,831)	(13,276)	(46,645)
Prepaid expenses and other assets	(32,669)	(9,117)	(11,165)
Accounts payable, accrued liabilities and other	(38)	11,693	18,202
Security deposits and prepaid rent	(5,281)	5,992	17,500
Net cash provided by operating activities	314,863	302,032	288,011
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(338,629)	(402,283)	(385,751)
Property acquisitions	(118,907)	(593,945)	—
Acquisitions of businesses	(209,854)	—	—
Maturities of U.S. Government securities	5,778	5,656	6,226
Proceeds from sales of real estate	—	—	147,824
Contributions to non-real estate investments	(12,397)	(3,404)	—
Distributions from non-real estate investments	53	1,238	—
Proceeds from sale of non-real estate investment	—	1,042	—
Distributions from unconsolidated real estate entities	1,654	1,608	290
Contributions to unconsolidated real estate entities	(75,585)	(16,756)	(64,498)
Additions to non-real estate property, plant and equipment	(6,321)	—	—
Deposits for property acquisitions	—	—	(20,500)
Net cash used in investing activities	(754,208)	(1,006,844)	(316,409)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,450,500	1,736,914	1,215,647
Payments of unsecured and secured debt	(1,117,903)	(1,150,097)	(1,010,569)
Payments of in-substance defeased debt	(3,494)	(3,323)	(3,193)
Proceeds from sale of common stock	44,974	—	—
Proceeds from issuance of Series C cumulative redeemable preferred stock	413,007	—	—
Transaction costs	(397)	(16,047)	—
Repurchase of common stock	(46,137)	(80,213)	—
Repurchase of operating partnership units	—	—	(525)
Dividends paid to common stock and unitholders	(154,560)	(154,996)	(157,825)
Dividends paid to Series A preferred unitholders	(612)	(612)	(612)
Contributions from redeemable non-controlling members in consolidated real estate entities	4,493	7,201	14,128
Distributions to redeemable non-controlling members in consolidated real estate entities	(16)	(16)	(15)
Contributions from non-controlling members in consolidated real estate entities	24,718	138,124	—
Distributions to non-controlling members in consolidated real estate entities	(110,562)	(26,595)	(12,111)
Proceeds from sale of non-controlling interest	—	367,500	—
Payments to satisfy tax withholding obligations	(2,206)	(7,582)	(7,684)
Payment of loan costs	(15,124)	(14,164)	(18,776)
Net cash provided by financing activities	486,681	796,094	18,465
Net increase (decrease) in cash and cash equivalents and restricted cash	47,336	91,282	(9,933)
Cash and cash equivalents and restricted cash—beginning of period	149,540	58,258	68,191
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$196,876	$149,540	$58,258

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners of Hudson Pacific Properties, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase price accounting
Description of the Matter
During the year ended December 31, 2021, the Operating Partnership acquired 100% of the equity interests in Zio Entertainment Network, LLC and Star Waggons, LLC for an aggregate purchase price of $232.4 million. The transactions were accounted for as business combinations. As discussed in Note 2 to the consolidated financial statements, in a business combination, the Operating Partnership estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date, and the difference between the fair value of the consideration transferred for the acquisition and the fair value of the net assets acquired is recorded as goodwill. Acquisition-related expenses arising from the transaction are expensed as incurred. Auditing the Operating Partnership’s purchase price accounting was complex due to the significant estimation required by management in determining the fair value of acquired assets and assumed liabilities. In particular, significant estimation was used in management’s selection of assumptions for customer retention rate and future revenues attributable to existing customers due to the judgmental nature of the inputs, including unobservable inputs. Furthermore, the selected assumptions for customer retention rates and future revenues attributable to existing customers are sensitive in affecting the measurement of the fair value of acquired customer relationship intangibles. Amortization of customer relationship intangibles is recorded in depreciation and amortization expense over the asset’s related useful life.

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

Our testing of the Operating Partnership’s purchase price accounting included, among other procedures, assessing the valuation methods and significant assumptions used by management in developing the fair value estimates of the assets acquired and liabilities assumed. For example, we identified significant assumptions within the models by performing sensitivity analyses to determine if a reasonable variation in the assumption would materially affect the measurement of the related acquired asset or assumed liability. For the assumptions for customer retention rate and future revenues attributable to existing customers, we evaluated the reasonableness of management’s selected assumptions by comparing to independently identified external market data sources and searching for contrary or corroborating evidence within other sources of internal information. We involved our valuation specialists in verifying the appropriateness of management’s valuation methods and models. We also evaluated the completeness and accuracy of the underlying data supporting management’s purchase price accounting, tested the incorporation of the significant assumptions in the purchase price accounting, and recalculated the models’ results for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2015.

Los Angeles, California
February 18, 2022

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Investment in real estate, at cost	$8,361,477	$8,215,017
Accumulated depreciation and amortization	(1,283,774)	(1,102,748)
Investment in real estate, net	7,077,703	7,112,269
Non-real estate property, plant and equipment, net	58,469	8,444
Cash and cash equivalents	96,555	113,686
Restricted cash	100,321	35,854
Accounts receivable, net	25,339	22,105
Straight-line rent receivables, net	240,306	225,685
Deferred leasing costs and intangible assets, net	341,444	285,836
U.S. Government securities	129,321	135,115
Operating lease right-of-use asset	287,041	264,880
Prepaid expenses and other assets, net	119,000	55,469
Investment in unconsolidated real estate entities	154,731	82,105
Goodwill	109,439	8,754
Assets associated with real estate held for sale	250,520	—
TOTAL ASSETS	$8,990,189	$8,350,202

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,733,903	$3,399,492
In-substance defeased debt	128,212	131,707
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	300,959	235,860
Operating lease liability	293,596	270,014
Intangible liabilities, net	42,290	49,144
Security deposits and prepaid rent	84,939	92,180
Liabilities associated with real estate held for sale	3,898	—
Total liabilities	4,653,933	4,244,533

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	129,449	127,874

Capital
Hudson Pacific Properties, L.P. partners’ capital:
4.750% series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 and no units outstanding at December 31, 2021 and 2020, respectively	425,000	—
Common units, 152,967,441 and 152,722,448 outstanding at December 31, 2021 and 2020, respectively.	3,370,800	3,509,217
Accumulated other comprehensive loss	(1,779)	(8,246)
Total Hudson Pacific Properties, L.P. partners’ capital	3,794,021	3,500,971
Non-controlling interest—members in consolidated real estate entities	402,971	467,009
Total capital	4,196,992	3,967,980
TOTAL LIABILITIES AND CAPITAL	$8,990,189	$8,350,202

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2021	2020	2019
REVENUES
Office
Rental	$782,736	$721,286	$708,564
Service and other revenues	12,634	14,633	25,171
Total office revenues	795,370	735,919	733,735
Studio
Rental	49,985	48,756	51,340
Service and other revenues	51,480	20,290	33,107
Total studio revenues	101,465	69,046	84,447
Total revenues	896,835	804,965	818,182
OPERATING EXPENSES
Office operating expenses	280,334	262,199	256,209
Studio operating expenses	55,513	37,580	45,313
General and administrative	71,346	77,882	71,947
Depreciation and amortization	343,614	299,682	282,088
Total operating expenses	750,807	677,343	655,557
OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated real estate entities	1,822	736	(747)
Fee income	3,221	2,815	1,459
Interest expense	(121,939)	(113,823)	(105,101)
Interest income	3,794	4,089	4,044
Management services reimbursement income—unconsolidated real estate entities	1,132	—	—
Management services expense—unconsolidated real estate entities	(1,132)	—	—
Transaction-related expenses	(8,911)	(440)	(667)
Unrealized gain (loss) on non-real estate investments	16,571	(2,463)	—
Gains on sale of real estate	—	—	47,100
Impairment loss	(2,762)	—	(52,201)
Loss on extinguishment of debt	(6,259)	(2,654)	(744)
Other (expense) income	(2,553)	548	78
Total other expense	(117,016)	(111,192)	(106,779)
Net income	29,012	16,430	55,846
Net income attributable to non-controlling interest in consolidated real estate entities	(21,806)	(18,955)	(13,352)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	2,902	4,571	1994
Net income attributable to Hudson Pacific Properties, L.P.	10,108	2,046	44,488
Net income attributable to Series A preferred units	(612)	(612)	(612)
Net income attributable to Series C preferred units	(2,281)	—	—
Net income attributable to participating securities	(1,090)	(1,041)	(922)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$6,125	$393	$42,954

BASIC AND DILUTED PER UNIT AMOUNTS
Net income attributable to common unitholders—basic	$0.04	$0.00	$0.28
Net income attributable to common unitholders—diluted	$0.04	$0.00	$0.28
Weighted average shares of common units outstanding—basic	153,007,287	154,040,775	155,094,997
Weighted average shares of common units outstanding—diluted	153,332,365	154,083,773	156,112,602
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$29,012	$16,430	$55,846
Currency translation adjustments	(1,064)	1,394	1,845
Net gains (losses) on derivative instruments:
Unrealized gains (losses)	171	(14,471)	(14,533)
Reclassification adjustment for realized losses (gains)	7,360	5,444	(5,490)
Total net gains (losses) on derivative instruments:	7,531	(9,027)	(20,023)
Total other comprehensive income (loss)	6,467	(7,633)	(18,178)
Comprehensive income	35,479	8,797	37,668
Comprehensive income attributable to Series A preferred units	(612)	(612)	(612)
Comprehensive income attributable to Series C preferred units	(2,281)	—	—
Comprehensive income attributable to participating securities	(1,090)	(1,041)	(922)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(21,806)	(18,955)	(13,352)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	2,902	4,571	1,994
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARTNERS’ CAPITAL	$12,592	$(7,240)	$24,776

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except share data)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Non-controlling Interest— Members in Consolidated Real Estate Entities	Total Capital
Balance, December 31, 2018	$—	154,940,583	$3,544,319	$17,565	$3,561,884	$268,246	$3,830,130
Cumulative adjustment related to adoption of ASC 842	—	—	(2,105)	—	(2,105)	—	(2,105)
Distributions	—	—	—	—	—	(12,111)	(12,111)
Issuance of unrestricted units	—	915,126	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(234,723)	(7,684)	—	(7,684)	—	(7,684)
Declared distributions	—	—	(157,825)	—	(157,825)	—	(157,825)
Amortization of unit-based compensation	—	—	20,432	—	20,432	—	20,432
Net income	—	—	43,876	—	43,876	13,352	57,228
Other comprehensive loss	—	—	—	(18,178)	(18,178)	—	(18,178)
Redemption of common units	—	(18,076)	(525)	—	(525)	—	(525)
Balance, December 31, 2019	—	155,602,910	3,440,488	(613)	3,439,875	269,487	3,709,362
Contributions	—	—	—	—	—	138,124	138,124
Sale of non-controlling interest	—	—	300,104	—	300,104	67,038	367,142
Distributions	—	—	—	—	—	(26,595)	(26,595)
Transaction costs	—	—	(16,047)	—	(16,047)	—	(16,047)
Issuance of unrestricted units	—	830,195	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(225,314)	(7,582)	—	(7,582)	—	(7,582)
Repurchase of common units	—	(3,485,343)	(80,213)	—	(80,213)	—	(80,213)
Declared distributions	—	—	(154,996)	—	(154,996)	—	(154,996)
Amortization of unit-based compensation	—	—	26,029	—	26,029	—	26,029
Net income	—	—	1,434	—	1,434	18,955	20,389
Other comprehensive loss	—	—	—	(7,633)	(7,633)	—	(7,633)
Balance, December 31, 2020	—	152,722,448	3,509,217	(8,246)	3,500,971	467,009	3,967,980
Contributions	—	—	—	—	—	24,718	24,718
Distributions	—	—	—	—	—	(110,562)	(110,562)
Proceeds from sale of common stock, net of underwriters discount and transaction costs	—	1,526,163	44,820	—	44,820	—	44,820
Transaction costs	—	—	(243)	—	(243)	—	(243)
Issuance of unrestricted units	—	744,596	—	—	—	—	—
Issuance of Series C cumulative redeemable preferred units	425,000	—	(11,993)	—	413,007	—	413,007
Units withheld to satisfy tax withholding obligations	—	(90,843)	(2,206)	—	(2,206)	—	(2,206)
Repurchase of common units	—	(1,934,923)	(46,137)	—	(46,137)	—	(46,137)
Declared distributions	(2,281)	—	(154,560)	—	(156,841)	—	(156,841)
Amortization of unit-based compensation	—	—	24,687	—	24,687	—	24,687
Net income	2,281	—	7,215	—	9,496	21,806	31,302
Other comprehensive income	—	—	—	6,467	6,467	—	6,467
Balance, December 31, 2021	$425,000	152,967,441	$3,370,800	$(1,779)	$3,794,021	$402,971	$4,196,992

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,012	$16,430	$55,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,614	299,682	282,088
Non-cash portion of interest expense	10,463	6,885	5,514
Amortization of unit-based compensation	21,163	22,723	19,481
(Income) loss from unconsolidated real estate entities	(1,822)	(736)	747
Unrealized (gain) loss on non-real estate investment	(16,571)	2,463	—
Straight-line rents	(21,895)	(30,357)	(52,959)
Straight-line rent expenses	1,421	1,462	1,463
Amortization of above- and below-market leases, net	(11,415)	(9,635)	(12,836)
Amortization of above- and below-market ground lease, net	2,367	2,352	2,460
Amortization of lease incentive costs	1,885	1,915	1,771
Distribution of income from unconsolidated entities	1,916	—	—
Impairment loss	2,762	—	52,201
Gains on sale of real estate	—	—	(47,100)
Loss on extinguishment of debt	6,259	2,654	744
Change in operating assets and liabilities:
Accounts receivable	3,523	(9,098)	699
Deferred leasing costs and lease intangibles	(19,831)	(13,276)	(46,645)
Prepaid expenses and other assets	(32,669)	(9,117)	(11,165)
Accounts payable, accrued liabilities and other	(38)	11,693	18,202
Security deposits and prepaid rent	(5,281)	5,992	17,500
Net cash provided by operating activities	314,863	302,032	288,011
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(338,629)	(402,283)	(385,751)
Property acquisitions	(118,907)	(593,945)	—
Acquisition of businesses	(209,854)	—	—
Maturities of U.S. Government securities	5,778	5,656	6,226
Proceeds from sales of real estate	—	—	147,824
Contributions to non-real estate investments	(12,397)	(3,404)	—
Distributions from non-real estate investments	53	1,238	—
Proceeds from sale of non-real estate investment	—	1,042	—
Distributions from unconsolidated real estate entities	1,654	1,608	290
Contributions to unconsolidated real estate entities	(75,585)	(16,756)	(64,498)
Additions to non-real estate property, plant and equipment	(6,321)	—	—
Deposits for property acquisitions	—	—	(20,500)
Net cash used in investing activities	(754,208)	(1,006,844)	(316,409)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,450,500	1,736,914	1,215,647
Payments of unsecured and secured debt	(1,117,903)	(1,150,097)	(1,010,569)
Payments of in-substance defeased debt	(3,494)	(3,323)	(3,193)
Proceeds from sale of common stock	44,974	—	—
Proceeds from issuance of Series C preferred stock	413,007	—	—
Transaction costs	(397)	(16,047)	—
Repurchase of common units	(46,137)	(80,213)	—
Repurchase of operating partnership units	—	—	(525)
Distributions paid to common stock and unitholders	(154,560)	(154,996)	(157,825)
Dividends paid to Series A preferred unitholders	(612)	(612)	(612)
Contributions from redeemable non-controlling members in consolidated real estate entities	4,493	7,201	14,128
Distributions to redeemable non-controlling members in consolidated real estate entities	(16)	(16)	(15)
Contributions from non-controlling members in consolidated real estate entities	24,718	138,124	—
Distributions to non-controlling members in consolidated real estate entities	(110,562)	(26,595)	(12,111)
Proceeds from sale of non-controlling interest	—	367,500	—
Payments to satisfy tax withholding obligations	(2,206)	(7,582)	(7,684)
Payment of loan costs	(15,124)	(14,164)	(18,776)
Net cash provided by financing activities	486,681	796,094	18,465
Net increase (decrease) in cash and cash equivalents and restricted cash	47,336	91,282	(9,933)
Cash and cash equivalents and restricted cash—beginning of period	149,540	58,258	68,191
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$196,876	$149,540	$58,258
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

The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of December 31, 2021:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	53	14,268,741
Studio	3	1,224,403
Land	6	2,504,406
Total consolidated portfolio	62	17,997,550
Unconsolidated portfolio(1)
Office	1	1,500,290
Studio(2)	1	241,000
Land(3)	2	450,000
Total unconsolidated portfolio	4	2,191,290
TOTAL(4)	66	20,188,840
_________________
1.The Company owns 20% of the unconsolidated joint venture entity which owns the Bentall Centre property, 50% of the unconsolidated joint venture entity that owns the Sunset Glenoaks Studios and 35% of the unconsolidated joint venture entity that owns the Sunset Waltham Cross Studios development. The square footage shown above represents 100% of the properties. See Notes 2 and 6 for details.
2.Includes Sunset Glenoaks Studios.
3.Includes land for the Burrard Exchange at Bentall Centre and Sunset Waltham Cross Studios developments. Square footage for Sunset Waltham Cross Studios is yet to be determined.
4.Includes repositioning, redevelopment and development properties.
Concentrations

As of December 31, 2021, the Company’s office properties were located in Northern and Southern California, the Pacific Northwest and Western Canada. The Company’s studio properties were located in Hollywood in Southern California. 77.6% of the Company’s consolidated and unconsolidated properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the technology and media and entertainment industries. As of December 31, 2021, approximately 30.7% and 17.7% of consolidated and unconsolidated rentable square feet were related to the tenants in the technology and media and entertainment industries, respectively.

As of December 31, 2021, the Company’s 15 largest tenants represented approximately 38.7% of consolidated and unconsolidated rentable square feet and no single tenant accounted for more than 10%.

As of December 31, 2021, Google, Inc. represented 12.6% of the Company’s rental revenues for the office segment and no single tenant in the Company’s studio segment had rental revenues representing more than 10% of the segment’s total revenue.

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

For comparison purposes, the Company has reclassified goodwill of $8.8 million and non-real estate property, plant and equipment of $8.4 million from prepaid expenses and other assets to goodwill and non-real estate property, plant and equipment, net, respectively, on the Consolidated Balance Sheet as of December 31, 2020 to conform to the presentation as of December 31, 2021. The Company has reclassified a loss on extinguishment of debt of $2.7 million and $0.7 million from interest expense to loss on extinguishment of debt on the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, respectively, to conform to the presentation for the year ended December 31, 2021. The Company has also reclassified the same amounts from non-cash portion of interest expense to loss on extinguishment of debt on the Statements of Cash Flows for the years ended December 31, 2020 and 2019.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of December 31, 2021, the Company has determined that its operating partnership and 18 joint ventures met the definition of a VIE. 12 of these joint ventures are consolidated and six are unconsolidated.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Consolidated Joint Ventures

As of December 31, 2021, the operating partnership has determined that 12 of its joint ventures met the definition of a VIE and are consolidated:

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

On November 22, 2020, the Company entered into a joint venture agreement with CPPIB US RE-3, Inc., a subsidiary of Canada Pension Plan Investment Board (“CPPIB”), to form Hudson 1918 Eighth, L.P. On December 18, 2020, the joint venture purchased the 1918 Eighth property through a wholly-owned subsidiary. The Company owns 55% of the joint venture. As of December 31, 2021, the Company has determined that this joint venture met the definition of a VIE and is consolidated.

On July 30, 2020, funds affiliated with Blackstone Property Partners (“Blackstone”) acquired a 49% interest in the Hollywood Media Portfolio. The Company retained a 51% ownership stake and remains responsible for day-to-day operations, leasing and development. As of December 31, 2021, the Company has determined that the entities included in the Hollywood Media Portfolio and the related entities met the definition of a VIE and are consolidated.

As of December 31, 2021 and 2020, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of December 31, 2021, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

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

On December 24, 2020, the Company purchased, through a joint venture entity with BPP Twilight Sun Valley REIT LLC, an affiliate of Blackstone, the land site for the Sunset Glenoaks Studios development. The Company owns 50% of the ownership interest in the joint venture entity and serves as the operating member.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, the fair value measurement of contingent consideration, assets acquired and liabilities assumed in business combination transactions, determining the incremental borrowing rate used in the present value calculations of its new or modified operating lessee agreements, its accrued liabilities, and the valuation of performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Business Combinations

From time to time, we may enter into business combinations. In accordance with ASC 805, Business Combinations, the Company applies the acquisition method for acquisitions that meet the definition of a business combination. Under the acquisition method, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date. Acquired intangible assets are valued using different methods under the income approach, including the excess earnings method for customer relationships, the relief-from-royalty method for trade names, and the lost profits method for non-compete agreements. Acquired property, plant and equipment is valued using the cost approach, including consideration of reproduction or replacement costs, economic depreciation and obsolescence. We measure goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Goodwill is assigned to each reporting unit that is expected to benefit from the synergies of the business combination. Acquisition-related expenses and transaction costs associated with business combinations are expensed in the period incurred which is included in the transaction-related expenses line item of the Consolidated Statements of Operations.

The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date. The Company estimates the fair value using observable inputs classified as Level 2 and unobservable inputs classified as Level 3 of the fair value hierarchy. Significant estimates and assumptions include subjective and/or complex judgments regarding items such as revenue growth rates, long-term growth rates, discount rates, customer retention rates, and other factors, including estimating future cash flows that we expect to generate from the acquired assets.

The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record future impairment charges.

Investment in Real Estate Properties

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

The Company recognized the following capitalized costs associated with development and redevelopment activities:

	Year Ended December 31,
	2021	2020	2019
Capitalized personnel costs	$16,728	$15,843	$9,218
Capitalized interest	$22,595	$19,509	$16,258

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

Properties held for sale are reported at the lower of their carrying value or their estimated fair value, less estimated costs to sell. The estimated fair value is generally based on a purchase and sale agreement, letter of intent, or a broker estimated value of the property. The Company will recognize an impairment loss on real estate assets held for sale when the carrying value is greater than the fair value, which is based on the estimated sales price of the property, which is classified within Level 2 of the fair value hierarchy.

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value, based Level 2 inputs.

According to ASC 205, Presentation of Financial Statements, the Company does not present the operating results in net loss from discontinued operations for disposals if they do not represent a strategic shift in the Company’s business. There were no discontinued operations for the years ended December 31, 2021, 2020 and 2019.

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

During the year ended December 31, 2021, the Company recorded $2.8 million of impairment charges related to its Del Amo office property due to a reduction in management’s intended hold period from a long-term hold period to a short-term hold period, which resulted in an estimated fair value of the property that was less than its carrying value. The estimated fair value of $17.4 million was based on the estimated sales price of the property, which is classified within Level 2 of the fair value hierarchy.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
During the year ended December 31, 2020, the Company recorded no impairment charges. During the year ended December 31, 2019, the Company recorded $52.2 million of impairment charges related to the sold Campus Center office property. The estimated fair value of $70.3 million was based on the sales price of the property, which is classified within Level 2 of the fair value hierarchy.

Goodwill and Acquired Intangible Assets

Goodwill is an unidentifiable intangible asset and is recognized as a residual, generally measured as the excess of consideration transferred in a business combination over the identifiable assets acquired and liabilities assumed. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination.

The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit to which it is assigned, which can be an operating segment or one level below an operating segment. The Company has three operating segments: the management entity, Office, and Studio. The management entity and the Office operating segments are each a reporting unit. Within the Studio operating segment, there are two reporting units: Studio Properties and Studio Services, the latter of which consists of the Zio and Star Waggons businesses acquired in the year ended December 31, 2021. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized for the excess up to the amount of goodwill assigned to the reporting unit. Alternatively, the Company may bypass a qualitative assessment and proceed directly to a quantitative assessment.

A qualitative assessment considers various factors such as macroeconomic, industry and market conditions to the extent they affect the earnings performance of the reporting unit, changes in business strategy and/or management of the reporting unit, changes in composition or mix of revenues and/or cost structure of the reporting unit, financial performance and business prospects of the reporting unit, among other factors.
In a quantitative assessment, significant judgment, assumptions and estimates are applied in determining the fair value of reporting units. The Company generally uses the income approach to estimate fair value by discounting the projected net cash flows of the reporting unit, and may corroborate with market-based data where available and appropriate. Projection of future cash flows is based upon various factors, including, but not limited to, our strategic plans in regard to our business and operations, internal forecasts, terminal year residual revenue multiples, operating profit margins, pricing of similar businesses and comparable transactions where applicable, and risk-adjusted discount rates to present value future cash flows. Given the level of sensitivity in the inputs, a change in the value of any one input, in isolation or in combination, could significantly affect the overall estimation of fair value of the reporting unit. No impairment indicators have been identified during the years ended December 31, 2021, 2020 and 2019.

Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method, which reflects the pattern in which the assets are consumed. The estimated useful lives for acquired intangible assets range from five to seven years. The Company assesses its intangible assets with finite lives for impairment when indicators of impairment are identified.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	December 31,
	2021	2020	2019
BEGINNING OF THE PERIOD
Cash and cash equivalents	$113,686	$46,224	$53,740
Restricted cash	35,854	12,034	14,451
TOTAL	$149,540	$58,258	$68,191

END OF THE PERIOD
Cash and cash equivalents	$96,555	$113,686	$46,224
Restricted cash	100,321	35,854	12,034
TOTAL	$196,876	$149,540	$58,258

Receivables

The Company accounts for receivables related to rental revenues according to ASC 842, Leases (“ASC 842”). The guidance requires the Company to assess, at lease commencement and subsequently, collectability of future lease payments from its tenants. If the Company determines collectability is not probable, it recognizes an adjustment to lower income from rentals. For amounts deemed probable of collection, the Company may also record an allowance under other authoritative GAAP based on the evaluation of individual receivables, including specific credit enhancements and other relevant factors.

Accounts Receivable, net

As of December 31, 2021, accounts receivable was $25.5 million and there was a $0.2 million allowance for doubtful accounts. As of December 31, 2020, accounts receivable was $22.1 million and there was no allowance for doubtful accounts.

Straight-line Rent Receivables, net
As of December 31, 2021, straight-line rent receivables was $240.3 million and there was a no allowance for doubtful accounts. As of December 31, 2020, straight-line rent receivables was $226.0 million and there was $0.3 million allowance for doubtful accounts.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Prepaid Expenses and Other Assets, net

The following table represents the Company’s prepaid expenses and other assets, net as of:

	December 31, 2021	December 31, 2020
Interest rate cap derivative asset	$368	$5
Non-real estate investments	31,447	4,088
Stock purchase warrant	1,664	—
Deposits and pre-development costs for future acquisitions	47,605	28,488
Deferred financing costs, net	7,750	1,216
Prepaid insurance	5,442	5,100
Prepaid property tax	2,192	2,138
Inventory	1,578	—
Other	20,954	14,434
PREPAID EXPENSES AND OTHER ASSETS, NET	$119,000	$55,469

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized gain (loss) on non-real estate investments on the Consolidated Statements of Operations. The Company recognized a net unrealized gain of $14.9 million for the year ended December 31, 2021 and a net unrealized loss of $0.9 million for the year ended December 31, 2020 due to the observable changes in fair value. Over the life of the investments, the Company recognized a net unrealized gain of $14.0 million due to the observable changes in fair value.

Stock Purchase Warrant

The Company holds an investment in a stock purchase warrant that gives the Company the right to purchase a fixed number of shares of common stock of a non-real estate investee. The warrant meets the definition of a derivative and is measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative asset are included in unrealized gain (loss) on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized gain of $1.7 million due to the change in the fair value of the stock purchase warrant during the year ended December 31, 2021. No gain or loss was recognized related to the change in the fair value of the stock purchase warrant during the year ended December 31, 2020.

Lease Accounting

The Company accounts for its leases under ASC 842, which requires companies to identify lease and non-lease components of a lease agreement. Lease components relate to the right to use the leased asset whereas non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset.

For lessors, the guidance provides for a practical expedient, by class of underlying asset, to elect a combined single lease component presentation if (i) the timing and pattern of the transfer of the combined single lease component is the same, and (ii) the related lease component, if accounted for separately, would be classified as an operating lease. The practical expedient was elected only for the Company’s leases related to the office properties. For the Company’s studio properties, the timing and pattern of the transfer of the lease components and non-lease components for studio properties are not the same and therefore the Company did not elect this practical expedient for the Company’s studio properties. The standalone selling price related to the studio non-lease components is readily available and does not require estimates.

Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements relate to ground leases and facility leases and are reflected in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Consolidated Balance Sheets. For leases with a term of 12 months or less, the Company made an accounting policy election by

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
class of underlying asset, not to recognize ROU assets and lease liabilities. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.5%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 29 years as of December 31, 2021.

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

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective transition approach that must be applied for leases that exist or are entered into after January 1, 2019. ASC 842 defines initial direct costs as only the incremental costs of signing a lease. Internal direct compensation costs and external legal fees related to the execution of successful lease agreements that no longer meet the definition of initial direct costs under ASC 842 are accounted for as office operating expense or studio operating expense in the Company’s Consolidated Statements of Operations. As a result of the adoption, the Company recognized $1.8 million as a cumulative adjustment to accumulated deficit for costs associated with leases that had not commenced as of January 1, 2019 that were previously capitalized and no longer met the definition of initial direct costs in accordance with ASC 842. The Company recognized $0.3 million as cumulative adjustments to accumulated deficit related to other transition adjustments.

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

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606:

	Year Ended December 31,
	2021	2020	2019
Ancillary revenues	$46,984	$16,781	$27,951
Other revenues	$15,168	$16,582	$28,066
Studio-related tenant recoveries	$1,962	$1,560	$2,261
Management fee income	$3,221	$2,815	$1,459
Management services reimbursement income	$1,132	$—	$—

The following table summarizes the Company’s receivables that are accounted for under ASC 606:

	December 31, 2021	December 31, 2020
Ancillary revenues	$7,381	$1,700
Other revenues	$1,078	$1,058
Studio-related tenant recoveries	$—	$—

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

Provided that it continues to qualify for taxation as a REIT, the Company is generally not subject to corporate level income tax on the earnings distributed currently to its stockholders. If the Company were to fail to qualify as a REIT in any taxable year, and were unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income would be subject to federal corporate income tax. Unless entitled to relief under specific statutory provisions, the Company would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which the Company loses its qualification. It is not possible to state whether in all circumstances the Company would be entitled to this statutory relief.

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

The Company has elected, together with certain of the Company’s subsidiaries, to treat such subsidiaries as taxable REIT subsidiaries (“TRSs”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company’s TRSs did not have significant tax provisions or deferred income tax items for 2021, 2020 or 2019.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2021, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2017. The Company has assessed its tax positions for all open years, which as of December 31, 2021 included 2018 to 2020 for Federal purposes and 2017 to 2020 for state purposes, and concluded that there are no material uncertainties to be recognized.

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

3. Business Combinations

On August 16, 2021 and August 31, 2021 (each an “Acquisition Date” individually, and collectively, the “Acquisition Dates”), the Company acquired 100% of the equity interests in Zio and Star Waggons, respectively. The acquired businesses provide transportation and logistics services to studio productions and their acquisition will expand the Company’s service offerings for its studio platform.

The following table summarizes the Acquisition Date fair value of the consideration transferred in connection with the acquisitions:

	Zio	Star Waggons
Cash	$117,198	$92,656
Contingent consideration	22,543	—
Total consideration	$139,741	$92,656

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The terms of the Zio securities purchase agreement require the Company to pay up to $35.0 million of additional consideration to the business’s former shareholders, subject to certain performance thresholds being met. The Company is in the process of estimating the future cash flows related to the arrangement for the purpose of determining the final Acquisition Date fair value of the contingent consideration. Therefore, the preliminary measurement of $22.5 million is subject to change.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective Acquisition Dates. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change:

	Zio	Star Waggons
Cash and cash equivalents	$1,084	$300
Accounts receivable	3,001	4,185
Prepaid expenses and other assets	1,509	1,605
Non-real estate property, plant and equipment	23,399	25,000
Intangible assets	41,670	33,480
Total assets acquired	70,663	64,570

Accounts payable, accrued liabilities and other	$1,498	$1,913
Intangible liabilities	—	110
Total liabilities assumed	1,498	2,023

Net identifiable assets acquired	$69,165	$62,547
Goodwill	70,576	30,109
NET ASSETS ACQUIRED	$139,741	$92,656

Of the $41.7 million of intangible assets acquired as part of the Zio acquisition, $8.5 million was provisionally assigned to the registered trade name, which is not subject to amortization. The remaining $33.2 million of acquired intangible assets includes customer relationships of $30.0 million (seven-year useful life) and non-compete agreements of $3.0 million (five-year weighted-average useful life). The definite-lived intangible assets are subject to a weighted-average useful life of approximately seven years.

Of the $33.5 million of intangible assets acquired as part of the Star Waggons acquisition, $8.6 million was provisionally assigned to the registered trade name, which is not subject to amortization. The remaining $24.9 million of acquired intangible assets includes customer relationships valued at $22.5 million (seven-year useful life) and non-compete agreements valued at $2.3 million (five-year weighted-average useful life). The definite-lived intangible assets are subject to a weighted-average useful life of approximately seven years.

Goodwill of $70.6 million and $30.1 million for the Zio and Star Waggons acquisitions, respectively, was recognized on the respective Acquisition Dates. The goodwill recognized is attributable to the expected synergies and the assembled workforce of Zio and Star Waggons. The goodwill has been allocated to the studio services reporting unit. Goodwill is deductible tax purposes and as a result, deferred taxes have been recorded. As of December 31, 2021, there were no changes in the recognized amounts of goodwill resulting from the acquisitions.

The Company recognized acquisition-related costs of $3.4 million and $2.4 million as current period expense for the Zio and Star Waggons acquisitions, respectively. These costs are included in transaction-related expenses on the Consolidated Statement of Operations.

The amounts of revenue and net income of Zio and Star Waggons included in the Company’s Consolidated Statements of Operations from each respective Acquisition Date to December 31, 2021 are as follows:

	Zio	Star Waggons
Revenue	$11,419	$9,651
Income from Operations	$2,395	$2,947

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following represents the pro forma Consolidated Statements of Operations as if the results of operations of Zio and Star Waggons had been included in the consolidated results of the Company for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue	$933,229	$830,463
Income from Operations	$38,884	$8,159

The amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Zio and
Star Waggons to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2020.

4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	December 31, 2021	December 31, 2020
Land	$1,313,385	$1,351,888
Building and improvements	6,241,254	5,840,819
Tenant improvements	786,991	728,111
Furniture and fixtures	14,020	12,250
Property under development	5,827	281,949
INVESTMENT IN REAL ESTATE, AT COST	$8,361,477	$8,215,017

Acquisitions of Real Estate

On December 23, 2021, the Company purchased the 197,136 square-foot 5th & Bell office property located in Seattle, Washington. The purchase price before certain credits, prorations and closing costs was $118.9 million. The acquisition did not meet the definition of a business and was therefore accounted for as an asset acquisition. For asset acquisitions, the purchase price includes capitalized acquisition costs.

The following table represents the Company’s final purchase price accounting for the 5th & Bell acquisition:

TOTAL CONSIDERATION	$118,907

Allocation of consideration
Investment in real estate	$102,939
Deferred leasing costs and in-place lease intangibles(1)	10,443
Below-market ground leases(1)	10,844
Below-market leases(1)	(5,319)
TOTAL	$118,907
_____________
1.Represents weighted-average amortization period of 9.4 years (before any renewal or extension options).

On December 18, 2020, the Company purchased, pursuant to a joint venture agreement with a subsidiary of CPPIB, the 668,209 square-foot 1918 Eighth office property located in Seattle, Washington. The purchase price before certain credits, prorations and closing costs was $625.0 million. The Company owns 55% of the ownership interest in this consolidated joint venture. The acquisition did not meet the definition of a business and was therefore accounted for as an asset acquisition. For asset acquisitions, the purchase price includes capitalized acquisition costs.

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

Impairment of Long-Lived Assets

During the year ended December 31, 2021, the Company recorded $2.8 million of impairment charges related to its Del Amo office property due to a reduction in management’s intended hold period from a long-term hold period to a short-term hold period, which resulted in an estimated fair value of the property that was less than its carrying value. The estimated fair value of $17.4 million was based on the estimated sales price of the property, which is classified within Level 2 of the fair value hierarchy.

The Company did not recognize impairment charges during the year ended December 31, 2020.

During the year ended December 31, 2019, the Company recorded $52.2 million of impairment charges related to the Campus Center office property that was held for sale at March 31, 2019 and was subsequently sold. The Company’s estimated fair value was based on the sale price (Level 2 input).

Dispositions of Real Estate

The Company did not complete any dispositions related to consolidated entities during the years ended December 31, 2021 and 2020. The following table summarizes information on dispositions completed during the year ended December 31, 2019:

Property	Segment	Date of Disposition	Square Feet	Sales Price(1) (in millions)
Campus Center Office	Office	7/24/2019	471,580	$70.3
Campus Center Land	Office	7/30/2019	946,350	78.1
TOTAL DISPOSITIONS IN 2019			1,417,930	$148.4
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.

These properties were considered non-strategic to the Company’s portfolio. The disposition of these properties resulted in gains of $47.1 million for the year ended December 31, 2019. This amount is included in the gains on sale of real estate line item in the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Held for Sale

The Company had four properties classified as held for sale as of December 31, 2021. The properties were identified as non-strategic assets to the Company’s portfolio and are included in the Company’s office segment. The following table summarizes information on properties held for sale as of December 31, 2021:

Property	Segment	Submarket	Square Feet
Northview Center	Office	Lynnwood	179,985
Skyway Landing	Office	Redwood Shores	246,997
Del Amo	Office	Hollywood	205,189
6922 Hollywood	Office	Torrance	113,000
TOTAL HELD FOR SALE IN 2021			745,171

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of December 31, 2021:

	Northview Center	Skyway Landing	Del Amo	6922 Hollywood
ASSETS
Investment in real estate, net	$40,338	$89,873	$15,213	$91,353
Accounts receivable, net	95	142	—	103
Straight-line rent receivables, net	901	1,659	—	4,714
Deferred leasing costs and intangible assets, net	751	450	2,742	1,999
Prepaid expenses and other assets, net	—	—	—	187
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$42,085	$92,124	$17,955	$98,356

LIABILITIES
Accounts payable, accrued liabilities and other	$184	$273	$12	$1,372
Intangible liabilities, net	—	—	—	96
Security deposits and prepaid rent	395	1,205	—	360
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$579	$1,478	$12	$1,828

As of December 31, 2020, the Company had no properties that met the criteria to be classified as held for sale.

5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	December 31, 2021	December 31, 2020
Trailers	$35,181	$—
Leasehold improvements	15,267	14,046
Trucks and other vehicles	12,204	—
Furniture, fixtures and equipment	4,592	3,331
Other equipment	4,605	—
Non-real estate property, plant and equipment, at cost	71,849	17,377
Accumulated depreciation	(13,380)	(8,933)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$58,469	$8,444

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from five to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
applies to its real estate assets and related intangibles. See Note 4 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the years ended December 31, 2021 and 2020.

6. Investment in Unconsolidated Real Estate Entities

On July 29, 2021, the Company purchased 35% of the ownership interest in the joint venture that owns the Sunset Waltham Cross Studios development. The Company also owns 35% of the ownership interest in the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity. The joint venture entities’ functional currency is the local currency, or the pound sterling. The maximum exposure related to this unconsolidated joint venture is limited to the Company’s investment.

On December 24, 2020, the Company purchased 50% of the ownership interests in the joint venture that owns the Sunset Glenoaks Studios development in Los Angeles, California. The Company serves as the operating member. The maximum exposure related to this unconsolidated joint venture is limited to the Company’s investment.

On June 5, 2019, the Company purchased, through a joint venture with Blackstone 1 LP, the 20% ownership interest in the Bentall Centre office property and retail complex in Vancouver, Canada. The Company serves as the operating partner. Bentall Centre’s functional currency is the local currency, or Canadian dollars. The Company has exposure to risks related to foreign currency fluctuations. The assets and liabilities are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive (loss) income as a separate component of total equity and are excluded from net income. The maximum exposure related to this unconsolidated joint venture is limited to our investment and $103.6 million of debt which the Company has guaranteed.

The Company holds ownership interests in other immaterial joint ventures in the total of $0.1 million and $0.4 million as of December 31, 2021 and 2020, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	December 31, 2021	December 31, 2020
ASSETS
Investment in real estate, net	$1,048,593	$855,639
Other assets	57,232	51,118
TOTAL ASSETS	1,105,825	906,757

LIABILITIES
Secured debt, net	516,153	495,771
Other liabilities	40,307	52,828
TOTAL LIABILITIES	556,460	548,599

Company’s capital(1)	148,914	80,778
Partner's capital	400,451	277,380
TOTAL CAPITAL	549,365	358,158

TOTAL LIABILITIES AND CAPITAL	$1,105,825	$906,757
_____________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the income (loss) from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Year Ended December 31,		June 5, 2019 through December 31, 2019
	2021	2020
TOTAL REVENUES	$80,901	$69,592	$41,687

TOTAL EXPENSES	(70,934)	(65,983)	(46,434)

NET INCOME (LOSS)	$9,967	$3,609	$(4,747)

7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	December 31, 2021	December 31, 2020
Deferred leasing costs and in-place lease intangibles	$331,149	$352,903
Accumulated amortization	(126,423)	(127,180)
Deferred leasing costs and in-place lease intangibles, net	204,726	225,723
Below-market ground leases	79,562	72,916
Accumulated amortization	(15,233)	(13,831)
Below-market ground leases, net	64,329	59,085
Above-market leases	1,334	2,802
Accumulated amortization	(782)	(1,774)
Above-market leases, net	552	1,028
Customer relationships	52,500	—
Accumulated amortization	(2,684)	—
Customer relationships, net	49,816	—
Non-competition agreements	5,300	—
Accumulated amortization	(379)	—
Non-competition agreements, net	4,921	—
Trade name	17,100	—
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$341,444	$285,836

Below-market leases	$75,827	$98,365
Accumulated amortization	(34,326)	(50,054)
Below-market leases, net	41,501	48,311
Above-market ground leases	1,095	1,095
Accumulated amortization	(306)	(262)
Above-market ground leases, net	789	833
INTANGIBLE LIABILITIES, NET	$42,290	$49,144

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The Company recognized the following amortization related to deferred leasing costs and intangibles:

	For the Year Ended December 31,
	2021	2020	2019
Deferred leasing costs and in-place lease intangibles(1)	$(45,128)	$(41,334)	$(45,177)
Below-market ground leases(2)	$(2,410)	$(2,395)	$(2,503)
Above-market leases(3)	$(617)	$(874)	$(1,240)
Customer relationships(4)	$(2,684)	$—	$—
Non-competition agreements(4)	$(379)	$—	$—
Below-market leases(3)	$12,032	$10,509	$14,076
Above-market ground leases(2)	$43	$43	$43
_____________
1.Amortization is recorded in depreciation and amortization expenses and for lease incentive costs in office rental revenues in the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.
3.Amortization is recorded in office rental revenues in the Consolidated Statements of Operations.
4.Amortization is recorded in depreciation and amortization expenses on the Consolidated Statements of Operations.

The following table provides information regarding the Company’s estimated amortization of deferred leasing costs and intangibles as of December 31, 2021:

For the Year Ended December 31,	Deferred Leasing Costs and In-place Lease Intangibles	Below-market Ground Leases	Above-market Leases	Customer relationships	Non-competition agreements	Below-market Leases	Above-market Ground Leases
2022	$(37,302)	$(3,009)	$(106)	$(7,500)	$(1,060)	$5,005	$43
2023	(31,203)	(3,009)	(78)	(7,500)	(1,060)	3,548	43
2024	(24,583)	(3,009)	(58)	(7,500)	(1,060)	2,369	43
2025	(18,747)	(3,009)	(48)	(7,500)	(1,060)	1,407	43
2026	(16,074)	(3,009)	(43)	(7,500)	(681)	1,232	43
Thereafter	(76,817)	(49,284)	(219)	(12,316)	—	27,940	574
TOTAL	$(204,726)	$(64,329)	$(552)	$(49,816)	$(4,921)	$41,501	$789

8. Goodwill

The following table summarizes changes in the carrying amount of goodwill during the year ended December 31, 2021:

Balance as of December 31, 2020	$8,754
Acquisitions	100,685
Balance as of December 31, 2021	$109,439
__________________
1.The measurement of acquired goodwill is provisional and subject to change upon completion of the final purchase accounting. See Note 3 for details.

No goodwill impairment indicators have been identified during the years ended December 31, 2021, 2020 and 2019.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
9. Debt

The following table sets forth information with respect to our outstanding indebtedness:

	December 31, 2021	December 31, 2020	Interest Rate(1)	Contractual Maturity Date
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(2)(3)	$125,000	$—	LIBOR + 1.05% to 1.50%	12/21/2025	(4)
Series A notes(5)	110,000	110,000	4.34%	1/2/2023
Series B notes(5)	259,000	259,000	4.69%	12/16/2025
Series C notes(5)	56,000	56,000	4.79%	12/16/2027
Series D notes(6)	150,000	150,000	3.98%	7/6/2026
Series E notes(7)	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
Total unsecured debt	2,050,000	1,925,000

Secured debt
Hollywood Media Portfolio	1,100,000	900,000	LIBOR + 1.17%	8/9/2023
Acquired Hollywood Media Portfolio debt	(209,814)	(107,814)	LIBOR + 1.55%	8/9/2023
Hollywood Media Portfolio, net(8)(9)	890,186	792,186
10950 Washington(10)	—	25,717	5.32%	N/A
One Westside and 10850 Pico(11)	241,388	106,073	LIBOR + 1.70%	12/18/2023	(4)
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(12)	314,300	314,300	LIBOR + 1.30%	12/18/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Total secured debt	1,714,874	1,507,276
Total unsecured and secured debt	3,764,874	3,432,276
Unamortized deferred financing costs/loan discounts(14)	(30,971)	(32,784)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,733,903	$3,399,492

IN-SUBSTANCE DEFEASED DEBT(15)	$128,212	$131,707	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT (16)	$66,136	$66,136	4.50%	10/9/2028
_____________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2021, which may be different than the interest rates as of December 31, 2020 for corresponding indebtedness.
2.The annual facility fee rate is 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of December 31, 2021, no such election had been made and the unsecured revolving credit facility bore interest at LIBOR + 1.20%.
3.The Company has a total capacity of $1.0 billion available under its unsecured revolving credit facility, up to $250.0 million of which can be used for borrowings in pounds sterling or Canadian dollars.
4.The maturity date may be extended twice for an additional six-month term each.
5.The notes pay interest semi-annually on the 16th day of June and December in each year until maturity.
6.The notes pay interest semi-annually on the 6th day of January and July in each year until maturity.
7.The notes pay interest semi-annually on the 15th day of March and September in each year until maturity.
8.The Company owns 51% of the ownership interest in the consolidated joint venture that owns the Hollywood Media Portfolio. The joint venture holds a $1.1 billion mortgage loan secured by the Hollywood Media Portfolio, which has an initial term of two years from the first payment date with three one-year extension options, subject to certain requirements. The effective interest rate on the loan is LIBOR + 1.17% until August 9, 2022, at which time the effective interest rate will decrease to LIBOR + 0.99%. The Company purchased bonds comprising the loan in the amount of $209.8 million.
9.The interest rate on a portion of the outstanding loan balance has been effectively fixed through the use of interest rate swaps under the first payments approach. As of December 31, 2021, the LIBOR component of the interest rate was fixed at 1.76% with respect to $350.0 million and 1.43% with respect to $125.0 million of the loan secured by the Hollywood Media Portfolio, respectively.
10.Monthly debt service includes debt amortization payments based on a 30-year amortization schedule with a balloon payment at maturity.

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
14.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. See Note 2 for details.
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

Current Year Activity

During the year ended December 31, 2021, the outstanding borrowings on the unsecured revolving credit facility increased by $125.0 million, net of draws. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

During the year ended December 31, 2021, the Company paid off the mortgage loan secured by its 10950 Washington property that was originally due on March 11, 2022.

In December 2021, the operating partnership entered into the Amended and Restated Credit Agreement with various financial institutions. The Amended and Restated Credit Agreement modified the operating partnership’s unsecured revolving credit facility as discussed under the Credit Facility section below.

In November 2021, the consolidated joint venture that owns the 1918 Eighth property amended its $314.3 million loan secured by the property. The refinancing resulted in a reduction of the interest rate from LIBOR + 1.70% to LIBOR + 1.30%.

In August 2021, the consolidated joint venture that owns the Hollywood Media Portfolio refinanced its previous $900.0 million loan secured by the Hollywood Media Portfolio, which bore interest at a rate of LIBOR + 2.15%, with a $1.1 billion mortgage loan secured by the Hollywood Media Portfolio with an interest rate of LIBOR + 1.17%. In August 2021, the Company also purchased bonds comprising the loan in the amount of $209.8 million and concurrently redeemed bonds comprising the previous loan in the amount of $107.8 million. The refinancing resulted in resulted in a $6.3 million loss on extinguishment of debt recognized on the Consolidated Statements of Operations.

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
The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (before the impact of extension options, if applicable) as of December 31, 2021:

For the Year Ended December 31,	Unsecured and Secured Debt	In-Substance Defeased Debt	Joint Venture Partner Debt
2022	$—	$128,212	$—
2023	1,291,574	—	—
2024	—	—	—
2025	866,300	—	—
2026	150,000	—	—
Thereafter	1,457,000	—	66,136
TOTAL	$3,764,874	$128,212	$66,136

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Unsecured Debt

Credit Facility

The Amended and Restated Credit Agreement increased the operating partnership’s unsecured revolving credit facility capacity to $1.0 billion and extended its maturity date to December 21, 2025 with two six-month extension options. Subject to the satisfaction of certain conditions and lender commitments, the operating partnership may increase the commitments held under the Amended and Restated Credit Agreement up to a total of $2.0 billion either in the form of an increase to an existing unsecured revolving credit facility or a new loan, including a term loan.

The operating partnership continues to be the borrower under its credit facility agreement, and the Company and all subsidiaries that own unencumbered properties will continue to provide guarantees unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guarantees are not required except under limited circumstances. In October 2019, Moody’s Investors Service upgraded the Company’s long-term corporate credit rating from Baa3 to Baa2, with a stable outlook.

Note Purchase Agreements
The operating partnership may prepay at any time all or, from time to time, any part of the note purchase agreements in an amount not less than 5% of the aggregate principal amount of any series of note purchase agreements then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a make-whole premium.

The operating partnership’s obligations under note purchase agreements are fully and unconditionally guaranteed by the Company. Subsidiaries of the Company will also issue unconditional guarantees upon the occurrence of certain conditions, including such subsidiaries providing guarantees under the Amended and Restated Credit Agreement, by and among the operating partnership, the financial institutions party thereto, and Wells Fargo Bank, National Association as administrative agent.

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

The following table summarizes existing covenants and their covenant levels as of December 31, 2021 related to our unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	38.7%
Unsecured indebtedness to unencumbered asset value	≤ 60%	35.2%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.7x
Secured indebtedness to total asset value	≤ 45%	18.3%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.6x

The following table summarizes existing covenants and their covenant levels related to our registered senior notes as of December 31, 2021:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	42.4%
Total unencumbered assets to unsecured debt	≥ 150%	280.0%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	4.5x
Secured debt to total assets	≤ 45%	19.9%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95%

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Senior Notes and 4.65% Senior Notes.

The operating partnership was in compliance with its financial covenants as of December 31, 2021.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company guarantees the operating partnership’s unsecured debt.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020	2019
Gross interest expense(1)	$134,071	$126,447	$115,845
Capitalized interest	(22,595)	(19,509)	(16,258)
Amortization of deferred financing costs and loan discount, net	10,463	6,885	5,514
INTEREST EXPENSE	$121,939	$113,823	$105,101
_________________
1.Includes interest on the Company’s debt and hedging activities.

10. Derivatives

The Company enters into derivatives in order to hedge interest rate risk.

The Company had three interest rate swaps with aggregate notional amounts of $0.5 billion as of December 31, 2021 and four interest rate swaps with aggregate notional amounts of $0.5 billion as of December 31, 2020. These derivatives were designated as effective cash flow hedges for accounting purposes. The derivative assets are recorded in prepaid expenses and other assets and derivative liabilities are recorded in accounts payable, accrued liabilities and other on the Consolidated Balance Sheets.

The Company had one interest rate cap contract with an aggregate notional amount $1.1 billion of December 31, 2021 and one interest rate cap contract with an aggregate notional amount of $0.9 billion as of and December 31, 2020. The interest rate caps are not designated under hedge accounting and are accounted for under mark-to-market accounting.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of December 31, 2021 and December 31, 2020:

Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Interest Rate Range(1)		Fair Value (Liabilities)/Assets
					Low	High	2021	2020
Interest rate swaps
Hollywood Media Portfolio(2)	2	350,000	April 2015	April 2022	2.96%	3.46%	(1,413)	(7,112)
Hollywood Media Portfolio(2)	1	125,000	June 2016	November 2022	2.63%	3.13%	(1,122)	(2,994)
Interest rate cap					Strike rate
Hollywood Media Portfolio(3)	1	$900,000	July 2020	Terminated August 2021	3.50%		$—	$5
Hollywood Media Portfolio(3)	1	$1,100,000	August 2021	August 2023	3.50%		$368	$—
TOTAL							$(2,167)	$(10,101)
_____________
1.The rate is based on the fixed rate from the swap and the spread based on the operating partnership’s leverage ratio.
2.The swaps were designated under the first payments approach within hedge accounting, where the Company elected to designate a cash flow (LIBOR-based interest payments) instead of a specific piece of debt.
3.The Hollywood Media Portfolio debt was refinanced during the year ended December 31, 2021 with the loan amount being increased to $1.1 billion. Concurrently with the refinance, the interest rate cap associated with the original $900.0 million loan was early-terminated and replaced with an interest rate cap with a notional amount of $1.1 billion and a maturity in August 2023.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of December 31, 2021, the Company expects $2.6 million of unrealized loss included in accumulated other comprehensive income will be reclassified as an increase to interest expense in the next 12 months.
11. U.S. Government Securities

The Company has U.S. Government securities of $129.3 million and $135.1 million as of December 31, 2021 and December 31, 2020, respectively. The acquisition of the One Westside and 10850 Pico properties in 2018 included the assumption of debt that was, in substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. The Company has both the intent and ability to hold to maturity. As of December 31, 2021, the Company incurred $1.6 million of gross unrealized gains and no gross unrealized losses related to the U.S. Government securities.

The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date as of December 31, 2021:

	Carrying Value	Fair Value
Due in 1 year	$129,321	$130,910
TOTAL	$129,321	$130,910

12. Future Minimum Rents and Lease Payments
The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2022 to 2040.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of December 31, 2021:

Year Ended	Non-cancellable	Subject to Early Termination Options	Total(1)
2022	$639,339	$5,512	$644,851
2023	603,242	4,701	607,943
2024	538,909	9,111	548,020
2025	396,862	44,591	441,453
2026	338,190	54,485	392,675
Thereafter	1,300,088	186,923	1,487,011
TOTAL	$3,816,630	$305,323	$4,121,953
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 14 ground leases, three facility leases and two office leases as of December 31, 2021. The Company’s operating lease obligations have expiration dates ranging from 2023 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of December 31, 2021, the present value of the remaining contractual payments of $628.7 million under the Company’s operating lease agreements was $293.6 million. The corresponding operating lease right-of-use assets amounted to $287.0 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of December 31, 2021:

For the Year Ended December 31,	Lease Payments(1)
2022	$21,191
2023	20,994
2024	20,977
2025	21,004
2026	20,685
Thereafter	523,877
Total operating lease payments	628,728
Less: interest portion	(335,132)
PRESENT VALUE OF OPERATING LEASE LIABILITY	$293,596
_____________
1.Future minimum lease payments for operating leases denominated in Canadian dollars are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	For the Year Ended December 31,
	2021	2020	2019
Variable rental expense	$10,405	$8,944	$9,193
Minimum rental expense	$21,482	$19,964	$19,900

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
13. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate cap derivative asset(1)	$—	$368	$—	$368	$—	$5	$—	$5
Interest rate swap derivative liabilities(2)	$—	$(2,535)	$—	$(2,535)	$—	$(10,106)	$—	$(10,106)
Non-real estate investments measured at fair value(1)	$1,915	$1,568	$—	$3,483	$—	$750	$—	$750
Stock purchase warrant(1)	$—	$1,664	$—	$1,664	$—	$—	$—	$—
Earnout liability(2)(3)	$—	$—	$11,383	$11,383	$—	$—	$—	$—
Non-real estate investments measured at NAV(1)(4)	$—	$—	$—	$27,964	$—	$—	$—	$3,338
_____________
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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
U.S. Government securities	$129,321	$130,910	$135,115	$140,270
Liabilities
Unsecured debt(1)	$2,050,000	$2,154,908	$1,925,000	$2,072,833
Secured debt(1)	$1,714,874	$1,713,726	$1,507,276	$1,503,960
In-substance defeased debt	$128,212	$128,361	$131,707	$131,633
Joint venture partner debt	$66,136	$69,116	$66,136	$68,346
_____________
1.Amounts represent debt excluding net deferred financing costs.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
14. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of December 31, 2021, 7.2 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units, unvested RSUs, awards under our one-time retention performance-based awards and awards under our outstanding outperformance programs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $24.71.

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

The Board awards time-based restricted shares or time-based operating partnership performance units to certain employees on an annual basis as part of the employees’ annual compensation. These time-based awards are generally issued in the fourth quarter and vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain awards are subject to a mandatory holding period upon vesting if the grantee is a named executive officer. Lastly, certain employees elect to receive operating partnership performance units in lieu of their annual cash bonus. These awards are generally issued in the fourth quarter and are fully-vested upon their issuance.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Performance-Based Awards

PSU Plan

The following table outlines key components of the 2021 PSU Plan:

	Operational Performance Unit	Relative TSR Performance Unit
Maximum bonus pool, in millions	$6.7	$6.7
Performance period	1/1/2021 to 12/31/2021	1/1/2021 to 12/31/2023

The following table outlines key components of the 2020 PSU Plan:

	Operational Performance Unit	Relative TSR Performance Unit
Maximum bonus pool, in millions	$14.9	$14.9
Performance period	1/1/2020 to 12/31/2020	1/1/2020 to 12/31/2022

The stock-based compensation cost of the 2021 and 2020 PSU Plans was valued in accordance with ASC 718 utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur.

The per unit fair value of the 2021 and 2020 PSU awards granted was estimated on the date of grant using the following assumptions in the Monte Carlo simulation:

	2021	2020
Expected price volatility for the Company	41.00%	17.00%
Expected price volatility for the particular REIT index	31.00%	14.00%
Risk-free rate	0.17%	1.66%
Dividend yield	3.50%	2.80%

OPP Plan

An award under the OPP Plan is ultimately earned to the extent the Company outperforms a predetermined TSR goal and/or achieves goals with respect to the outperformance of its peers in a particular REIT index. The ultimate aggregate award cannot exceed the predetermined maximum bonus pool. The following table outlines key components of the 2019 OPP Plans:

2019 OPP Plan
Maximum bonus pool, in millions	$28.0
Performance period	1/1/2019 to 12/31/2021

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

The stock-based compensation costs for these awards were valued in accordance with ASC 718, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur. These awards were fully-vested as of December 31, 2019.

The per unit fair value of one-time retention awards granted was estimated on the date of grant using the following assumptions in the Monte Carlo simulation:

Assumptions
Expected price volatility for the Company	23.00%
Expected price volatility for the particular REIT index	18.00%
Risk-free rate	1.63%
Dividend yield	3.20%

Summary of Unvested Share Activity

The following table summarizes the activity and status of all unvested stock awards:

	2021		2020		2019
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1	442,645	$27.44	459,784	$33.67	703,796	$32.93
Granted	276,800	23.90	404,779	24.70	247,521	35.50
Vested	(203,329)	28.33	(420,970)	31.61	(470,019)	32.88
Canceled	(8,582)	26.21	(948)	29.91	(21,514)	34.16
Unvested at December 31	507,534	$25.17	442,645	$27.44	459,784	$33.67

The following table summarizes the activity and status of all unvested time-based restricted operating partnership performance units:

	2021		2020		2019
	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1	771,432	$27.08	608,679	$32.70	318,549	$28.41
Granted	355,551	24.68	571,978	23.49	481,215	35.74
Vested	(349,804)	29.85	(409,225)	30.42	(191,085)	30.37
Canceled	(95,785)	23.49	—	—	—	—
Unvested at December 31	681,394	$24.91	771,432	$27.08	608,679	$32.70

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Share-based Compensation Recorded

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	For the Year Ended December 31,
	2021	2020	2019
Expensed stock compensation(1)	$21,163	$22,723	$19,481
Capitalized stock compensation(2)	3,524	3,306	951
Total stock compensation(3)	$24,687	$26,029	$20,432
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

As of December 31, 2021, total unrecognized compensation cost related to unvested share-based payments was $37.5 million. It is expected to be recognized over a weighted-average period of two years.

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the year ended December 31, 2021 and 2020, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share for net income available to common stockholders:

	For the Year Ended December 31,
	2021	2020	2019
Numerator:
Basic net income available to common stockholders	$6,064	$383	$42,725
Effect of dilutive instruments	—	—	331
Diluted net income available to common stockholders	$6,064	$383	$43,056
Denominator:
Basic weighted average common shares outstanding	151,618,282	153,126,027	154,404,427
Effect of dilutive instruments(1)	325,078	42,998	2,197,981
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	151,943,360	153,169,025	156,602,408
Basic earnings per common share	$0.04	$0.00	$0.28
Diluted earnings per common share	$0.04	$0.00	$0.28
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
    Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the year ended December 31, 2021 and 2020, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit for net income available to common unitholders:

	For the Year Ended December 31,
	2021	2020	2019
Numerator:
Basic and diluted net income available to common unitholders	$6,125	$393	$42,954
Denominator:
Basic weighted average common units outstanding	153,007,287	154,040,775	155,094,997
Effect of dilutive instruments(1)	325,078	42,998	1,017,605
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	153,332,365	154,083,773	156,112,602
Basic earnings per common unit	$0.04	$0.00	$0.28
Diluted earnings per common unit	$0.04	$0.00	$0.28
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

16. Redeemable Non-Controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of December 31, 2021 and 2020, there were 392,598 series A preferred units of partnership interest in the operating partnership, or series A preferred units, which are not owned by the Company. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit. The units are convertible at the option of the holder into common units or redeemable into cash or, at the Company’s election, exchangeable for registered shares of common stock.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Series A Redeemable Preferred Units	Consolidated Entities
Balance at December 31, 2020	$9,815	$127,874
Contributions	—	4,493
Distributions	—	(16)
Declared dividend	(612)	—
Net income (loss)	612	(2,902)
BALANCE AT DECEMBER 31, 2021	$9,815	$129,449

17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive income (loss) (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Equity
Balance at January 1, 2019	$17,501	$—	$17,501
Unrealized gain recognized in OCI	(14,438)	1,830	(12,608)
Reclassification from OCI into income	(5,454)	—	(5,454)
Net change in OCI	(19,892)	1,830	(18,062)
Balance at December 31, 2019	(2,391)	1,830	(561)
Unrealized (loss) gain recognized in OCI	(14,407)	1,415	(12,992)
Reclassification from OCI into income	5,420	—	5,420
Net change in OCI	(8,987)	1,415	(7,572)
Balance at December 31, 2020	(11,378)	3,245	(8,133)
Unrealized (loss) gain recognized in OCI	169	(1,049)	(880)
Reclassification from OCI into income	7,252	—	7,252
Net change in OCI	7,421	(1,049)	6,372
Balance at December 31, 2021	$(3,957)	$2,196	$(1,761)

The table below presents the activity related to Hudson Pacific Properties, LP’s accumulated OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Equity
Balance at January 1, 2019	$17,565	$—	$17,565
Unrealized (loss) gain recognized in OCI	(14,533)	1,845	(12,688)
Reclassification from OCI into income	(5,490)	—	(5,490)
Net change in OCI	(20,023)	1,845	(18,178)
Balance at December 31, 2019	(2,458)	1,845	(613)
Unrealized (loss) income recognized in OCI	(14,471)	1,394	(13,077)
Reclassification from OCI into income	5,444	—	5,444
Net change in OCI	(9,027)	1,394	(7,633)
Balance at December 31, 2020	(11,485)	3,239	(8,246)
Unrealized (loss) income recognized in OCI	171	(1,064)	(893)
Reclassification from OCI into income	7,360	—	7,360
Net change in OCI	7,531	(1,064)	6,467
Balance at December 31, 2021	$(3,954)	$2,175	$(1,779)

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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units as of:

	December 31, 2021	December 31, 2020	December 31, 2019
Company-owned common units in the operating partnership	151,124,543	151,401,365	154,691,052
Company’s ownership interest percentage	98.8%	99.1%	99.4%
Non-controlling common units in the operating partnership(1)	1,842,898	1,321,083	911,858
Non-controlling ownership interest percentage	1.2%	0.9%	0.6%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of December 31, 2021, this amount represents both common units and performance units of 550,969 and 1,291,929, respectively. As of December 31, 2020, this amount represents both common units and performance units of 550,969 and 770,114, respectively. As of December 31, 2019, this amount represents both common units and performance units of 550,969 and 360,889, respectively.

During the years ended December 31, 2021, 2020, and 2019, 521,815, 409,225, and 360,889 performance units, respectively, were granted and vested related to various performance-based awards to our employees and directors.

During the year ended December 31, 2019, 18,076 common units of the operating partnership were redeemed at the request of common unitholders. The Company elected, in accordance with the limited partnership agreement of the operating partnership, to settle in cash to satisfy the redemption. The Company funded the redemption using the proceeds from a registered underwritten public offering of common stock. No common unit redemptions were completed during the years ended December 31, 2021 and 2020.

Common Stock Activity

The Company has not completed any common stock offerings during the years ended December 31, 2021, 2020 and 2019.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company utilized the ATM program during the year ended December 31, 2021 and sold 1,526,163 shares of common stock at sale prices ranging from $29.53 to $30.17 per share for total proceeds of $45.7 million, before transaction costs. A cumulative total of $65.8 million has been sold as of December 31, 2021. The Company did not utilize the ATM program during the years ended December 31, 2020 and 2019.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million of its common stock under the share repurchase program. During the year ended December 31, 2021, the Company repurchased 1.9 million shares at a weighted average price of $23.82 per share for $46.1 million, before transaction costs. During the year ended December 31, 2020, the Company repurchased 3.5 million shares at a weighted average price of $23.00 per share for $80.1 million, before transaction costs. No shares were repurchased during the year ended December 31, 2019. Since the commencement of the program through December 31, 2021, a cumulative total of $176.2 million had been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Series C Cumulative Redeemable Preferred Stock

Series C cumulative redeemable preferred stock relates to the 17,000,000 shares of our Series C preferred stock, $0.01 par value per share. Holders of Series C Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 4.750% per annum of the $25.00 per share, equivalent to $1.1875 per annum per share. Dividends are payable quarterly in arrears on or about the last day of December, March, June and September of each year, beginning on or about March 31, 2022. In addition to other preferential rights, the holders of Series C Preferred Stock are entitled to receive the liquidation preference, which is $25.00 per share, before the holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company’s affairs. Generally, Series C Preferred Stock are not redeemable by the Company prior to November 16, 2026. However, upon the occurrence of a change of control, holders of the Series C Preferred Stock will have the right, (unless the Company has elected to redeem the Series C Preferred Stock) to convert into a specified number of shares of common stock. A complete description of the Series C Preferred Stock is contained in the Articles Supplementary which is filed as Exhibit 3.6 to this Current Report on Form 10-K.

Dividends

The Board declared dividends on a quarterly basis and the Company paid the dividends during the quarters in which the dividends were declared. The following table summarizes dividends declared and paid for the periods presented:

	For the Year Ended December 31,
	2021	2020	2019
Common stock(1)	$1.00	$1.00	$1.00
Common units(1)	$1.00	$1.00	$1.00
Series A preferred units(1)	$1.5625	$1.5625	$1.5625
Series C preferred stock(2)	$—	$—	$—
_________________
1.The fourth quarter 2021 dividends were paid on December 30, 2021 to shareholders and unitholders of record on December 20, 2021.
2.As of December 31, 2021, the Company accrued dividends of $2.3 million for Series C preferred stock.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The Company’s dividends related to its common stock will be classified for U.S. federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distribution Per Share	Total	Non-Qualified	Qualified	Capital Gain Distributions	Return of Capital
3/19/2021	3/29/2021	$0.25000	$0.16280	$0.16280	$0.00000	$0.00000	$0.08720
6/18/2021	6/28/2021	0.25000	0.16280	0.16280	0.00000	0.00000	0.08720
9/20/2021	9/30/2021	0.25000	0.16280	0.16280	0.00000	0.00000	0.08720
12/20/2021	12/30/2021	0.25000	0.16280	0.16280	0.00000	0.00000	0.08720
	TOTALS	$1.00000	$0.65120	$0.65120	$0.00000	$0.00000	$0.34880
		100.00%	65.12%			0.00%	34.88%

18. Segment Reporting

The Company’s reporting segments are based on the Company’s method of internal reporting, which classifies its operations into three reportable segments: (i) office properties and related operations and (ii) studio properties and related operations, and (iii) the management entity’s operations (primarily management fee income). The Company evaluates performance based upon net operating income of the segment operations. General and administrative expenses and interest expense are not included in segment profit as the Company’s internal reporting addresses these items on a corporate level. Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources; therefore, depreciation and amortization expense is not allocated among segments.

The table below presents the operating activity of the Company’s reportable segments:

	Year Ended December 31,
	2021	2020	2019
Office segment
Office revenues	$795,370	$735,919	$733,735
Office expenses	(280,334)	(262,199)	(256,209)
Office segment profit	515,036	473,720	477,526
Studio segment
Studio revenues	101,465	69,046	84,447
Studio expenses	(55,513)	(37,580)	(45,313)
Studio segment profit	45,952	31,466	39,134
TOTAL SEGMENT PROFIT	$560,988	$505,186	$516,660

Segment revenues	$896,835	$804,965	$818,182
Segment expenses	(335,847)	(299,779)	(301,522)
TOTAL SEGMENT PROFIT	$560,988	$505,186	$516,660

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below is a reconciliation of net income to total profit from all segments:

	Year Ended December 31,
	2021	2020	2019
NET INCOME	$29,012	$16,430	$55,846
General and administrative	71,346	77,882	71,947
Depreciation and amortization	343,614	299,682	282,088
(Income) loss from unconsolidated real estate entities	(1,822)	(736)	747
Fee income	(3,221)	(2,815)	(1,459)
Interest expense	121,939	113,823	105,101
Interest income	(3,794)	(4,089)	(4,044)
Management services reimbursement income—unconsolidated real estate entities	(1,132)	—	—
Management services expense—unconsolidated real estate entities	1,132	—	—
Transaction-related expenses	8,911	440	667
Unrealized (gain) loss on non-real estate investments	(16,571)	2,463	—
Gains on sale of real estate	—	—	(47,100)
Impairment loss	2,762	—	52,201
Loss on extinguishment of debt	6,259	2,654	744
Other (income) expense	2,553	(548)	(78)
TOTAL PROFIT FROM ALL SEGMENTS	$560,988	$505,186	$516,660

19. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

Hollywood Media Portfolio Debt

On July 30, 2020, funds affiliated with Blackstone acquired a 49% interest in the Hollywood Media Portfolio. The Company retained a 51% ownership stake and remained responsible for day-to-day operations, leasing and development. In conjunction with closing this transaction, the joint venture closed a $900.0 million mortgage loan secured by the Hollywood Media Portfolio and the Company had purchased bonds comprising the loan in the amount of $107.8 million.

In August 2021, the consolidated joint venture that owns the Hollywood Media Portfolio refinanced the mortgage loan, increasing the borrowing capacity to $1.1 billion. The Company also purchased bonds comprising the loan in the amount of $209.8 million and concurrently redeemed bonds comprising the previous loan in the amount of $107.8 million.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of December 31, 2021, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $7.3 million and $7.4 million, respectively. During the year ended December 31, 2021, the Company recognized $1.0 million of related rental expense in management services expense—unconsolidated joint ventures on the Consolidated Statement of Operations related to these leases.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
20. Commitments and Contingencies

Non-Real Estate Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $28.0 million. As of December 31, 2021, the Company has contributed $16.4 million to these funds, net of distributions, with $11.6 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2021, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of December 31, 2021, the Company has outstanding letters of credit totaling approximately $2.8 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties. As of December 31, 2021, the Company had $153.9 million in outstanding obligations under the agreements.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for interest, net of capitalized interest	$112,043	$103,099	$99,961
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$193,521	$136,959	$8,759
Lease liabilities recorded in connection with right-of-use assets	$26,824	$—	$—
Series C preferred stock dividend accrual	$2,281	$—	$—
Earnout liability recognized as contingent consideration for business combination	$11,383	$—	$—

Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for interest, net of capitalized interest	$112,043	$103,099	$99,961
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$193,521	$136,959	$8,759
Lease liabilities recorded in connection with right-of-use assets	$26,824	$—	$—
Series C preferred unit dividend accrual	$2,281	$—	$—
Earnout liability recognized as contingent consideration for business combination	$11,383	$—	$—

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(1)		Year Acquired
Office
875 Howard, San Francisco Bay Area, CA	$—	$18,058	$41,046	$27,838	$18,058	$68,884	$86,942	$(24,902)	Various	2007
6040 Sunset, Los Angeles, CA(2)	1,100,000	6,599	27,187	30,469	6,599	57,656	64,255	(21,054)	2008	2008
ICON, Los Angeles, CA(2)	—	—	—	163,685	—	163,685	163,685	(27,274)	2017	2008
CUE, Los Angeles, CA(2)	—	—	—	49,458	—	49,458	49,458	(6,425)	2017	2008
EPIC, Los Angeles, CA(2)	—	10,606	—	215,670	10,606	215,670	226,276	(17,427)	2019	2008
Del Amo, Los Angeles, CA	—	—	18,000	1,923	—	19,923	19,923	(4,710)	1986	2010
1455 Market, San Francisco Bay Area, CA	—	41,226	34,990	103,947	41,226	138,937	180,163	(61,732)	1976	2010
Rincon Center, San Francisco Bay Area, CA	—	58,251	110,656	65,676	58,251	176,332	234,583	(47,781)	1940/1989	2010
10950 Washington, Los Angeles, CA	—	17,979	25,110	1,303	17,979	26,413	44,392	(7,508)	1957/1974	2010
604 Arizona, Los Angeles, CA	—	5,620	14,745	4,453	5,620	19,198	24,818	(5,819)	1950/2005	2011
275 Brannan, San Francisco Bay Area, CA	—	4,187	8,063	13,740	4,187	21,803	25,990	(8,996)	1905	2011
625 Second, San Francisco Bay Area, CA	—	10,744	42,650	5,012	10,744	47,662	58,406	(12,507)	1906/1999	2011
6922 Hollywood, Los Angeles, CA	—	16,608	72,392	28,103	16,608	100,495	117,103	(25,751)	1967	2011
10900 Washington, Los Angeles, CA	—	1,400	1,200	141	1,400	1,341	2,741	(396)	1973	2012
901 Market, San Francisco Bay Area, CA	—	17,882	79,305	17,395	17,882	96,700	114,582	(25,598)	1912/1985	2012
Element LA, Los Angeles, CA	168,000	79,769	19,755	96,243	79,769	115,998	195,767	(25,265)	1949	2012 2013
3401 Exposition, Los Angeles, CA	—	14,120	11,319	12,153	14,120	23,472	37,592	(6,694)	1961	2013
505 First, Greater Seattle, WA	—	22,917	133,034	5,382	22,917	138,416	161,333	(30,504)	Various	2013
83 King, Greater Seattle, WA	—	12,982	51,403	11,893	12,982	63,296	76,278	(14,191)	Various	2013
Met Park North, Greater Seattle, WA	—	28,996	71,768	1,787	28,996	73,555	102,551	(18,946)	2000	2013
Northview Center, Greater Seattle, WA	—	4,803	41,191	4,905	4,803	46,096	50,899	(10,560)	1991	2013
411 First, Greater Seattle, WA	—	27,684	29,824	23,241	27,684	53,065	80,749	(12,849)	Various	2014
450 Alaskan, Greater Seattle, WA	—	—	—	86,961	—	86,961	86,961	(11,497)	Various	2014
95 Jackson, Greater Seattle, WA	—	—	—	15,809	—	15,809	15,809	(2,552)	Various	2014
Palo Alto Square, San Francisco Bay Area, CA	—	—	326,033	42,441	—	368,474	368,474	(88,649)	1971	2015
3400 Hillview, San Francisco Bay Area, CA	—	—	159,641	(4,988)	—	154,653	154,653	(41,618)	1991	2015
Foothill Research Center, San Francisco Bay Area, CA	—	—	133,994	16,684	—	150,678	150,678	(44,845)	1991	2015
Page Mill Center, San Francisco Bay Area, CA	—	—	147,625	23,189	—	170,814	170,814	(41,635)	1970/2016	2015

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(1)		Year Acquired
Clocktower Square, San Francisco Bay Area, CA	—	—	93,949	17,213	—	111,162	111,162	(20,620)	1983	2015
3176 Porter, San Francisco Bay Area, CA	—	—	34,561	690	—	35,251	35,251	(9,455)	1991	2015
Towers at Shore Center, San Francisco Bay Area, CA	—	72,673	144,188	23,131	72,673	167,319	239,992	(37,299)	2001	2015
Skyway Landing, San Francisco Bay Area, CA	—	37,959	63,559	2,741	37,959	66,300	104,259	(14,385)	2001	2015
Shorebreeze, San Francisco Bay Area, CA	—	69,448	59,806	19,056	69,448	78,862	148,310	(18,750)	1985/1989	2015
555 Twin Dolphin, San Francisco Bay Area, CA	—	40,614	73,457	16,356	40,614	89,813	130,427	(17,020)	1989	2015
333 Twin Dolphin, San Francisco Bay Area, CA	—	36,441	64,892	26,050	36,441	90,942	127,383	(22,370)	1985	2015
Metro Center, San Francisco Bay Area, CA	—	—	313,683	65,707	—	379,390	379,390	(81,859)	Various	2015
Concourse, San Francisco Bay Area, CA	—	45,085	224,271	50,592	45,085	274,863	319,948	(56,539)	Various	2015
Gateway, San Francisco Bay Area, CA	—	33,117	121,217	52,944	33,117	174,161	207,278	(43,035)	Various	2015
Metro Plaza, San Francisco Bay Area, CA	—	16,038	106,156	61,610	16,038	167,766	183,804	(32,694)	1986	2015
1740 Technology, San Francisco Bay Area, CA	—	8,052	49,486	4,704	8,052	54,190	62,242	(9,696)	1985	2015
Skyport Plaza, San Francisco Bay Area, CA	—	29,033	153,844	5,467	29,033	159,311	188,344	(28,396)	2000/2001	2015
Techmart, San Francisco Bay Area, CA	—	—	66,660	19,677	—	86,337	86,337	(18,748)	1986	2015
Fourth & Traction, Los Angeles, CA	—	12,140	37,110	69,165	12,140	106,275	118,415	(17,753)	Various	2015
Maxwell, Los Angeles, CA	—	13,040	26,960	57,612	13,040	84,572	97,612	(10,568)	Various	2015
11601 Wilshire, Los Angeles, CA	—	28,978	321,273	65,447	28,978	386,720	415,698	(63,180)	1983	2016 2017
Hill7, Greater Seattle, WA	101,000	36,888	137,079	19,488	36,888	156,567	193,455	(28,215)	2015	2016
Page Mill Hill, San Francisco Bay Area, CA	—	—	131,402	11,918	—	143,320	143,320	(24,591)	1975	2016
Harlow, Los Angeles, CA(3)	—	7,455	—	69,934	7,455	69,934	77,389	(1,387)	N/A	2017
One Westside, Los Angeles, CA(4)(5)	241,388	110,438	35,011	359,848	110,438	394,859	505,297	(2,173)	1985	2018
10850 Pico, Los Angeles, CA(4)(5)	—	34,682	16,313	1,215	34,682	17,528	52,210	(1,803)	1985	2018
Ferry Building, San Francisco Bay Area, CA(6)	—	—	268,292	28,916	—	297,208	297,208	(28,537)	1898/2003	2018
1918 Eighth, Greater Seattle, WA	314,300	38,476	545,773	25,853	38,476	571,626	610,102	(19,687)	2009	2020
5th and Bell, Greater Seattle, WA	—	20,867	82,072	31	20,867	82,103	102,970	(73)	2002	2021
Studio
Sunset Gower Studios, Los Angeles, CA(2)	—	79,320	64,697	75,634	79,320	140,331	219,651	(38,684)	Various	2007 2011 2012
Sunset Bronson Studios, Los Angeles, CA(2)	—	67,092	32,374	46,878	67,092	79,252	146,344	(24,617)	Various	2008
Sunset Las Palmas Studios, Los Angeles, CA(2)	—	134,488	104,392	45,108	134,488	149,500	283,988	(19,361)	Various	2017 2018
TOTAL	$1,924,688	$1,372,755	$4,973,408	$2,307,498	$1,372,755	$7,280,906	$8,653,661	$(1,339,180)

_____________
1.The Company computes depreciation using the straight-line method over the estimated useful lives over the shorter of the ground lease term or 39 years for building and improvements, 15 years for land improvements and over the shorter of asset life or life of the lease for tenant improvements.
2.These properties are encumbered by a $1.1 billion mortgage loan. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 9 to the Consolidated Financial Statements-Debt” for additional information on secured debt.
3.This asset is currently under development.
4.These properties are encumbered by a $241.4 million construction loan with borrowing capacity of up to $414.6 million. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 9 to the Consolidated Financial Statements-Debt” for additional information on secured debt.
5.These properties are encumbered by a $128.2 million debt secured by U.S. Government securities. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 9 to the Consolidated Financial Statements-Debt” for additional information on in-substance defeased debt.
6.This property is encumbered by a $66.1 million debt due to our joint venture partner. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 9 to the Consolidated Financial Statements-Debt” for additional information on joint venture partner debt.

The aggregate gross cost of property included above for federal income tax purposes approximated $8.7 billion, unaudited as of December 31, 2021.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2019 to December 31, 2021:

	Year Ended December 31,
	2021	2020	2019
Total investment in real estate, beginning of year	$8,215,017	$7,269,128	$7,059,537
Additions during period:
Acquisitions	102,939	584,250	—
Improvements, capitalized costs	394,633	415,602	395,390
Total additions during period	497,572	999,852	395,390
Deductions during period
Disposal (fully depreciated assets and early terminations)	(56,166)	(53,963)	(27,957)
Impairment loss	(2,762)	—	(52,201)
Cost of property sold	—	—	(105,641)
Total deductions during period	(58,928)	(53,963)	(185,799)

Ending balance, before reclassification to assets associated with real estate held for sale	8,653,661	8,215,017	7,269,128
Reclassification to assets associated with real estate held for sale	(292,184)	—	—
TOTAL INVESTMENT IN REAL ESTATE, END OF YEAR	$8,361,477	$8,215,017	$7,269,128

Total accumulated depreciation, beginning of year	$(1,102,748)	$(898,279)	$(695,631)
Additions during period:
Depreciation of real estate	(292,802)	(258,732)	(235,097)
Total additions during period	(292,802)	(258,732)	(235,097)
Deductions during period:
Deletions	56,370	54,263	26,533
Write-offs due to sale	—	—	5,916
Total deductions during period	56,370	54,263	32,449

Ending balance, before reclassification to assets associated with real estate held for sale	(1,339,180)	(1,102,748)	(898,279)
Reclassification to assets associated with real estate held for sale	55,406	—	—
TOTAL ACCUMULATED DEPRECIATION, END OF YEAR	$(1,283,774)	$(1,102,748)	$(898,279)