Form 10-Q
period 2022-03-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2022-04-29
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at April 22, 2022 was 144,624,545.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2022, Hudson Pacific Properties, Inc. owned approximately 98.3% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.7% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Investment in real estate, at cost	$8,405,272	$8,361,477
Accumulated depreciation and amortization	(1,354,245)	(1,283,774)
Investment in real estate, net	7,051,027	7,077,703
Non-real estate property, plant and equipment, net	59,894	58,469
Cash and cash equivalents	137,598	96,555
Restricted cash	60,183	100,321
Accounts receivable, net	28,671	25,339
Straight-line rent receivables, net	255,772	240,306
Deferred leasing costs and intangible assets, net	325,641	341,444
U.S. Government securities	127,157	129,321
Operating lease right-of-use assets	308,409	287,041
Prepaid expenses and other assets, net	140,776	119,000
Investment in unconsolidated real estate entities	160,821	154,731
Goodwill	109,439	109,439
Assets associated with real estate held for sale	239,020	250,520
TOTAL ASSETS	$9,004,408	$8,990,189

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,972,651	$3,733,903
In-substance defeased debt	127,294	128,212
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	318,651	300,959
Operating lease liabilities	315,386	293,596
Intangible liabilities, net	39,472	42,290
Security deposits and prepaid rent	78,741	84,939
Liabilities associated with real estate held for sale	5,114	3,898
Total liabilities	4,923,445	4,653,933

Commitments and contingencies (note 22)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	127,684	129,449

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 18,400,000 authorized at March 31, 2022 and December 31, 2021, respectively; 4.750% Series C cumulative redeemable preferred stock, $25.00 per share liquidation preference, 17,000,000 outstanding at March 31, 2022 and December 31, 2021, respectively	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 144,559,168 shares and 151,124,543 shares outstanding at March 31, 2022 and December 31, 2021, respectively	1,445	1,511
Additional paid-in capital	3,063,500	3,317,072
Accumulated other comprehensive loss	(676)	(1,761)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,489,269	3,741,822
Non-controlling interest—members in consolidated real estate entities	398,941	402,971
Non-controlling interest—units in the operating partnership	55,254	52,199
Total equity	3,943,464	4,196,992
TOTAL LIABILITIES AND EQUITY	$9,004,408	$8,990,189

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
REVENUES
Office
Rental	$206,192	$189,861
Service and other revenues	5,208	2,282
Total office revenues	211,400	192,143
Studio
Rental	13,394	12,153
Service and other revenues	19,719	8,823
Total studio revenues	33,113	20,976
Total revenues	244,513	213,119
OPERATING EXPENSES
Office operating expenses	73,631	66,562
Studio operating expenses	18,983	11,453
General and administrative	20,512	18,449
Depreciation and amortization	92,193	82,761
Total operating expenses	205,319	179,225
OTHER INCOME (EXPENSE)
Income from unconsolidated real estate entities	303	635
Fee income	1,071	848
Interest expense	(30,836)	(30,286)
Interest income	910	997
Management services reimbursement income—unconsolidated real estate entities	1,108	—
Management services expense—unconsolidated real estate entities	(1,108)	—
Transaction-related expenses	(256)	—
Unrealized gain on non-real estate investments	1,650	5,775
Impairment loss	(20,503)	—
Other income (expense)	852	(452)
Total other expense	(46,809)	(22,483)
Net (loss) income	(7,615)	11,411
Net income attributable to Series A preferred units	(153)	(153)
Net income attributable to Series C preferred shares	(5,290)	—
Net income attributable to participating securities	(294)	(278)
Net income attributable to non-controlling interest in consolidated real estate entities	(8,561)	(6,630)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,890	682
Net loss (income) attributable to non-controlling interest in the operating partnership	230	(50)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(19,793)	$4,982

BASIC AND DILUTED PER SHARE AMOUNTS
Net (loss) income attributable to common stockholders—basic	$(0.13)	$0.03
Net (loss) income attributable to common stockholders—diluted	$(0.13)	$0.03
Weighted average shares of common stock outstanding—basic	149,187,994	150,823,605
Weighted average shares of common stock outstanding—diluted	149,187,994	151,141,079

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(7,615)	$11,411
Currency translation adjustments	(1,361)	1,009
Net unrealized gains on derivative instruments:
Unrealized gains	3,044	24
Reclassification adjustment for realized (gains) losses	(579)	1,811
Total net unrealized gains on derivative instruments	2,465	1,835
Total other comprehensive income	1,104	2,844
Comprehensive (loss) income	(6,511)	14,255
Comprehensive income attributable to Series A preferred units	(153)	(153)
Comprehensive income attributable to Series C preferred units	(5,290)	—
Comprehensive income attributable to participating securities	(294)	(278)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(8,561)	(6,630)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,890	682
Comprehensive loss (income) attributable to non-controlling interest in the operating partnership	211	(88)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,708)	$7,788

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2022
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2021	$425,000	151,124,543	$1,511	$3,317,072	$—	$(1,761)	$52,199	$402,971	$4,196,992
Contributions	—	—	—	—	—	—	—	2,624	2,624
Distributions	—	—	—	—	—	—	—	(15,215)	(15,215)
Transaction costs	—	—	—	(76)	—	—	—	—	(76)
Issuance of unrestricted stock	—	8,297	—	—	—	—	—	—	—
Accelerated share repurchase	—	(6,573,672)	(66)	(199,934)	—	—	—	—	(200,000)
Declared dividend	(5,290)	—	—	(55,762)	19,499	—	(679)	—	(42,232)
Amortization of stock-based compensation	—	—	—	2,200	—	—	3,945	—	6,145
Net income (loss)	5,290	—	—	—	(19,499)	—	(230)	8,561	(5,878)
Other comprehensive income	—	—	—	—	—	1,085	19	—	1,104
Balance, March 31, 2022	$425,000	144,559,168	$1,445	$3,063,500	$—	$(676)	$55,254	$398,941	$3,943,464

Balance, December 31, 2020	—	151,401,365	$1,514	$3,469,758	$—	$(8,133)	$37,832	$467,009	$3,967,980
Contributions	—	—	—	—	—	—	—	15,016	15,016
Distributions	—	—	—	—	—	—	—	(12,082)	(12,082)
Issuance of unrestricted stock	—	20,000			—	—	—	—	—
Shares repurchased	—	(632,109)	(6)	(14,750)	—	—	—	—	(14,756)
Shares withheld to satisfy tax withholding obligations	—	(28,625)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	—	(32,598)	(5,260)	—	(568)	—	(38,426)
Amortization of stock-based compensation	—	—	—	1,982	—	—	2,435	—	4,417
Net income	—	—	—	—	5,260	—	50	6,630	11,940
Other comprehensive income	—	—	—	—	—	2,806	38	—	2,844
Balance, March 31, 2021	$—	150,760,631	$1,508	$3,423,699	$—	$(5,327)	$39,787	$476,573	$3,936,240

The accompanying notes are an integral part of these consolidated financial statement.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,615)	$11,411
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	92,193	82,761
Non-cash portion of interest expense	3,390	2,417
Amortization of stock-based compensation	5,329	3,538
Income from unconsolidated real estate entities	(303)	(635)
Unrealized gain on non-real estate investments	(1,650)	(5,775)
Straight-line rents	(14,899)	(7,132)
Straight-line rent expenses	422	366
Amortization of above- and below-market leases, net	(2,739)	(2,518)
Amortization of above- and below-market ground leases, net	668	588
Amortization of lease incentive costs	432	475
Distribution of income from unconsolidated entities	393	172
Impairment loss	20,503	—
Change in operating assets and liabilities:
Accounts receivable	(4,133)	2,381
Deferred leasing costs and lease intangibles	(3,799)	(6,099)
Prepaid expenses and other assets	(10,068)	962
Accounts payable, accrued liabilities and other	21,964	33,430
Security deposits and prepaid rent	(4,634)	(1,647)
Net cash provided by operating activities	95,454	114,695
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(52,733)	(95,884)
Maturities of U.S. Government securities	2,156	1,324
Contributions to non-real estate investments	(10,534)	(2,215)
Distributions from unconsolidated real estate entities	422	—
Contributions to unconsolidated real estate entities	(7,922)	(439)
Additions to non-real estate property, plant and equipment	(3,658)	—
Net cash used in investing activities	(72,269)	(97,214)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	235,846	52,975
Payments of unsecured and secured debt	—	(159)
Payments of in-substance defeased debt	(918)	(879)
Transaction costs	(76)	—
Repurchases of common stock	—	(14,756)
Accelerated share repurchase	(200,000)	—
Dividends paid to common stock and unitholders	(36,942)	(38,426)
Dividends paid to preferred stock and unitholders	(7,724)	(153)
Contributions from redeemable non-controlling members in consolidated real estate entities	125	1,469
Contributions from non-controlling members in consolidated real estate entities	2,624	15,016
Distributions to non-controlling members in consolidated real estate entities	(15,215)	(12,082)
Payments to satisfy tax withholding obligations	—	(693)
Net cash (used in) provided by financing activities	(22,280)	2,312
Net increase in cash and cash equivalents and restricted cash	905	19,793
Cash and cash equivalents and restricted cash—beginning of period	196,876	149,540
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$197,781	$169,333

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Investment in real estate, at cost	$8,405,272	$8,361,477
Accumulated depreciation and amortization	(1,354,245)	(1,283,774)
Investment in real estate, net	7,051,027	7,077,703
Non-real estate property, plant and equipment, net	59,894	58,469
Cash and cash equivalents	137,598	96,555
Restricted cash	60,183	100,321
Accounts receivable, net	28,671	25,339
Straight-line rent receivables, net	255,772	240,306
Deferred leasing costs and intangible assets, net	325,641	341,444
U.S. Government securities	127,157	129,321
Operating lease right-of-use assets	308,409	287,041
Prepaid expenses and other assets, net	140,776	119,000
Investment in unconsolidated real estate entities	160,821	154,731
Goodwill	109,439	109,439
Assets associated with real estate held for sale	239,020	250,520
TOTAL ASSETS	$9,004,408	$8,990,189

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,972,651	$3,733,903
In-substance defeased debt	127,294	128,212
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	318,651	300,959
Operating lease liabilities	315,386	293,596
Intangible liabilities, net	39,472	42,290
Security deposits and prepaid rent	78,741	84,939
Liabilities associated with real estate held for sale	5,114	3,898
Total liabilities	4,923,445	4,653,933

Commitments and contingencies (note 22)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	127,684	129,449

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 outstanding at March 31, 2022 and December 31, 2021, respectively	425,000	425,000
Common units, 146,405,432 and 152,967,441 outstanding at March 31, 2022 and December 31, 2021, respectively	3,120,198	3,370,800
Accumulated other comprehensive loss	(675)	(1,779)
Total Hudson Pacific Properties, L.P. partners’ capital	3,544,523	3,794,021
Non-controlling interest—members in consolidated real estate entities	398,941	402,971
Total capital	3,943,464	4,196,992
TOTAL LIABILITIES AND CAPITAL	$9,004,408	$8,990,189

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended March 31,
	2022	2021
REVENUES
Office
Rental	$206,192	$189,861
Service and other revenues	5,208	2,282
Total office revenues	211,400	192,143
Studio
Rental	13,394	12,153
Service and other revenues	19,719	8,823
Total studio revenues	33,113	20,976
Total revenues	244,513	213,119
OPERATING EXPENSES
Office operating expenses	73,631	66,562
Studio operating expenses	18,983	11,453
General and administrative	20,512	18,449
Depreciation and amortization	92,193	82,761
Total operating expenses	205,319	179,225
OTHER INCOME (EXPENSE)
Income from unconsolidated real estate entities	303	635
Fee income	1,071	848
Interest expense	(30,836)	(30,286)
Interest income	910	997
Management services reimbursement income—unconsolidated real estate entities	1,108	—
Management services expense—unconsolidated real estate entities	(1,108)	—
Transaction-related expenses	(256)	—
Unrealized gain on non-real estate investments	1,650	5,775
Impairment loss	(20,503)	—
Loss on extinguishment of debt	—	—
Other income (expense)	852	(452)
Total other expense	(46,809)	(22,483)
Net (loss) income	(7,615)	11,411
Net income attributable to non-controlling interest in consolidated real estate entities	(8,561)	(6,630)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,890	682
Net (loss) income attributable to Hudson Pacific Properties, L.P.	(14,286)	5,463
Net income attributable to Series A preferred units	(153)	(153)
Net income attributable to Series C preferred units	(5,290)	—
Net income attributable to participating securities	(294)	(278)
NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(20,023)	$5,032

BASIC AND DILUTED PER UNIT AMOUNTS
Net (loss) income attributable to common unitholders—basic	$(0.13)	$0.03
Net (loss) income attributable to common unitholders—diluted	$(0.13)	$0.03
Weighted average shares of common units outstanding—basic	151,031,790	152,186,394
Weighted average shares of common units outstanding—diluted	151,031,790	152,503,868

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(7,615)	$11,411
Currency translation adjustments	(1,361)	1,009
Net unrealized gains on derivative instruments:
Unrealized gains	3,044	24
Reclassification adjustment for realized (gains) losses	(579)	1,811
Total net unrealized gains on derivative instruments	2,465	1,835
Total other comprehensive income	1,104	2,844
Comprehensive (loss) income	(6,511)	14,255
Comprehensive income attributable to Series A preferred units	(153)	(153)
Comprehensive income attributable to Series C preferred units	(5,290)	—
Comprehensive income attributable to participating securities	(294)	(278)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(8,561)	(6,630)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,890	682
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(18,919)	$7,876

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three months ended March 31, 2022
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, December 31, 2021	$425,000	152,967,441	$3,370,800	$(1,779)	$3,794,021	$402,971	$4,196,992
Contributions	—	—	—	—	—	2,624	2,624
Distributions	—	—	—	—	—	(15,215)	(15,215)
Transaction costs	—	—	(76)	—	(76)	—	(76)
Issuance of unrestricted units	—	11,663	—	—	—	—	—
Repurchase of common units	—	(6,573,672)	(200,000)	—	(200,000)	—	(200,000)
Declared distributions	(5,290)	—	(36,942)	—	(42,232)	—	(42,232)
Amortization of unit-based compensation	—	—	6,145	—	6,145	—	6,145
Net income (loss)	5,290	—	(19,729)	—	(14,439)	8,561	(5,878)
Other comprehensive income	—	—	—	1,104	1,104	—	1,104
Balance, March 31, 2022	$425,000	146,405,432	$3,120,198	$(675)	$3,544,523	$398,941	$3,943,464

Balance, December 31, 2020	—	152,722,448	$3,509,217	$(8,246)	$3,500,971	$467,009	$3,967,980
Contributions	—	—	—	—	—	15,016	15,016
Distributions	—	—	—	—	—	(12,082)	(12,082)
Issuance of unrestricted units	—	80,541	—	—	—	—	—
Repurchase of common units	—	(632,109)	(14,756)	—	(14,756)	—	(14,756)
Units withheld to satisfy tax withholding obligations	—	(28,625)	(693)	—	(693)	—	(693)
Declared distributions	—	—	(38,426)	—	(38,426)	—	(38,426)
Amortization of unit-based compensation	—	—	4,417	—	4,417	—	4,417
Net income	—	—	5,310	—	5,310	6,630	11,940
Other comprehensive income	—	—	—	2,844	2,844	—	2,844
Balance, March 31, 2021	$—	152,142,255	$3,465,069	$(5,402)	$3,459,667	$476,573	$3,936,240

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,615)	$11,411
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	92,193	82,761
Non-cash portion of interest expense	3,390	2,417
Amortization of unit-based compensation	5,329	3,538
Income from unconsolidated real estate entities	(303)	(635)
Unrealized gain on non-real estate investments	(1,650)	(5,775)
Straight-line rents	(14,899)	(7,132)
Straight-line rent expenses	422	366
Amortization of above- and below-market leases, net	(2,739)	(2,518)
Amortization of above- and below-market ground leases, net	668	588
Amortization of lease incentive costs	432	475
Distribution of income from unconsolidated entities	393	172
Impairment loss	20,503	—
Change in operating assets and liabilities:
Accounts receivable	(4,133)	2,381
Deferred leasing costs and lease intangibles	(3,799)	(6,099)
Prepaid expenses and other assets	(10,068)	962
Accounts payable, accrued liabilities and other	21,964	33,430
Security deposits and prepaid rent	(4,634)	(1,647)
Net cash provided by operating activities	95,454	114,695
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(52,733)	(95,884)
Maturities of U.S. Government securities	2,156	1,324
Contributions to non-real estate investments	(10,534)	(2,215)
Distributions from unconsolidated real estate entities	422	—
Contributions to unconsolidated real estate entities	(7,922)	(439)
Additions to of non-real estate property, plant and equipment	(3,658)	—
Net cash used in investing activities	(72,269)	(97,214)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	235,846	52,975
Payments of unsecured and secured debt	—	(159)
Payments of in-substance defeased debt	(918)	(879)
Transaction costs	(76)	—
Repurchases of common units	—	(14,756)
Accelerated share repurchase	(200,000)	—
Distributions paid to common unitholders	(36,942)	(38,426)
Distributions paid to preferred unitholders	(7,724)	(153)
Contributions from redeemable non-controlling members in consolidated real estate entities	125	1,469
Contributions from non-controlling members in consolidated real estate entities	2,624	15,016
Distributions to non-controlling members in consolidated real estate entities	(15,215)	(12,082)
Payments to satisfy tax withholding obligations	—	(693)
Net cash (used in) provided by financing activities	(22,280)	2,312
Net increase in cash and cash equivalents and restricted cash	905	19,793
Cash and cash equivalents and restricted cash—beginning of period	196,876	149,540
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$197,781	$169,333

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

The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of March 31, 2022:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	53	14,271,159
Studio	3	1,224,403
Land	6	2,512,242
Total consolidated portfolio	62	18,007,804
Unconsolidated portfolio(1)
Office	1	1,503,830
Studio(2)	1	241,000
Land(3)	2	1,550,000
Total unconsolidated portfolio	4	3,294,830
TOTAL(4)	66	21,302,634
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
4.Includes repositioning, redevelopment, development and held for sale properties.

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

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the 2021 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and the notes thereto.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of March 31, 2022, the Company has determined that its operating partnership and 18 joint ventures met the definition of a VIE. 12 of these joint ventures are consolidated and six are unconsolidated.

Consolidated Joint Ventures

As of March 31, 2022, the operating partnership has determined that 12 of its joint ventures met the definition of a VIE and are consolidated:

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

As of March 31, 2022 and December 31, 2021, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

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

Unconsolidated Joint Ventures

As of March 31, 2022, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, the fair value measurement of contingent consideration, assets acquired and liabilities assumed in business combination transactions, determining the incremental borrowing rate used in the present value calculations of its new or modified operating lessee agreements, its accrued liabilities and the valuation of performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.6%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 28 years as of March 31, 2022.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Ancillary revenues	$18,487	$7,540
Other revenues	$5,927	$3,042
Studio-related tenant recoveries	$513	$523
Management fee income	$1,071	$848
Management services reimbursement income	$1,108	$—

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	March 31, 2022	December 31, 2021
Ancillary revenues	$7,642	$7,381
Other revenues	$1,206	$1,078

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

The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit to which it is assigned, which can be an operating segment or one level below an operating segment. The Company has three operating segments: the management entity, Office and Studio. The management entity and the Office operating segments are each a reporting unit. Within the Studio operating segment, there are two reporting units: Studio Properties and Studio Services, the latter of which consists of the Zio and Star Waggons businesses acquired in the year ended December 31, 2021.

The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized for the excess up to the amount of goodwill assigned to the reporting unit. Alternatively, the Company may bypass a qualitative

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
assessment and proceed directly to a quantitative assessment. As of March 31, 2022 and December 31, 2021, the carrying value of goodwill was $109.4 million. No impairment indicators have been identified during the three months ended March 31, 2022 and 2021.

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

The terms of the Zio securities purchase agreement require the Company to pay up to $35.0 million of additional consideration to the business’s former shareholders, subject to certain performance thresholds being met, of which $15.0 million has been paid through March 31, 2022.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective Acquisition Dates:

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

Of the $41.7 million of intangible assets acquired as part of the Zio acquisition, $8.5 million was assigned to the registered trade name, which is not subject to amortization. The remaining $33.2 million of acquired intangible assets includes customer relationships of $30.0 million (seven-year useful life) and non-compete agreements of $3.0 million (five-year weighted-average useful life). The definite-lived intangible assets are subject to a weighted-average useful life of approximately seven years.

Of the $33.5 million of intangible assets acquired as part of the Star Waggons acquisition, $8.6 million was assigned to the registered trade name, which is not subject to amortization. The remaining $24.9 million of acquired intangible assets includes

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
customer relationships valued at $22.5 million (seven-year useful life) and non-compete agreements valued at $2.3 million (five-year weighted-average useful life). The definite-lived intangible assets are subject to a weighted-average useful life of approximately seven years.

Goodwill of $70.6 million and $30.1 million for the Zio and Star Waggons acquisitions, respectively, was recognized on the respective Acquisition Dates. The goodwill recognized is attributable to expected synergies and the assembled workforce of Zio and Star Waggons. The goodwill has been allocated to the studio services reporting unit. Goodwill is deductible for tax purposes and as a result, deferred taxes have been recorded. As of March 31, 2022, there were no changes in the recognized amounts of goodwill resulting from the acquisitions.

4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	March 31, 2022	December 31, 2021
Land	$1,313,385	$1,313,385
Building and improvements	6,259,913	6,241,254
Tenant improvements	811,870	786,991
Furniture and fixtures	14,043	14,020
Property under development	6,061	5,827
INVESTMENT IN REAL ESTATE, AT COST	$8,405,272	$8,361,477

Acquisitions of Real Estate

The Company had no acquisitions of real estate related to consolidated entities during the three months ended March 31, 2022.

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

During the three months ended March 31, 2022, the Company recorded $12.0 million of impairment charges related to its Del Amo office property, which is classified as held for sale as of March 31, 2022 and December 31, 2021, due to a reduction in the estimated fair value of the property. The estimated fair value of $6.0 million was based on the estimated sales price of the property, which is classified within Level 2 of the fair value hierarchy. The Company did not recognize impairment charges during the three months ended March 31, 2021.

Dispositions of Real Estate

The Company had no dispositions of real estate during the three months ended March 31, 2022.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Held for Sale

The Company had four properties classified as held for sale as of March 31, 2022 and December 31, 2021. The properties were identified as non-strategic assets to the Company’s portfolio and are included in the Company’s Office segment. The following table summarizes information on properties held for sale as of March 31, 2022 and December 31, 2021:

Property	Segment	Submarket	Square Feet
Northview Center	Office	Lynnwood	179,985
Skyway Landing	Office	Redwood Shores	246,997
Del Amo	Office	Torrance	113,000
6922 Hollywood	Office	Hollywood	205,189
TOTAL HELD FOR SALE			745,171

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of March 31, 2022:

	Northview Center	Skyway Landing	Del Amo	6922 Hollywood
ASSETS
Investment in real estate, net	$40,452	$89,891	$5,108	$91,337
Accounts receivable, net	—	972	—	166
Straight-line rent receivables, net	1,031	1,047	—	4,629
Deferred leasing costs and intangible assets, net	845	459	844	2,063
Prepaid expenses and other assets, net	14	35	8	119
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$42,342	$92,404	$5,960	$98,314

LIABILITIES
Accounts payable, accrued liabilities and other	$118	$—	$106	$1,270
Intangible liabilities, net	—	—	—	96
Security deposits and prepaid rent	435	2,719	—	370
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$553	$2,719	$106	$1,736

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the components of assets and liabilities associated with real estate held for sale as of December 31, 2021:

	Northview Center	Skyway Landing	Del Amo	6922 Hollywood
ASSETS
Investment in real estate, net	$40,338	$89,873	$15,213	$91,353
Accounts receivable, net	95	142	—	103
Straight-line rent receivables, net	901	1,659	—	4,714
Deferred leasing costs and intangible assets, net	751	450	2,742	1,999
Prepaid expenses and other assets, net	—	—	—	187
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$42,085	$92,124	$17,955	$98,356

LIABILITIES
Accounts payable, accrued liabilities and other	$184	$273	$12	$1,372
Intangible liabilities, net	—	—	—	96
Security deposits and prepaid rent	395	1,205	—	361
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$579	$1,478	$12	$1,829

5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	March 31, 2022	December 31, 2021
Trailers	$37,337	$35,181
Leasehold improvements	16,242	15,267
Trucks and other vehicles	12,698	12,204
Furniture, fixtures and equipment	5,289	4,592
Other equipment	3,998	4,605
Non-real estate property, plant and equipment, at cost	75,564	71,849
Accumulated depreciation	(15,670)	(13,380)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$59,894	$58,469

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from 5 to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. See Note 4 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the three months ended March 31, 2022 and 2021.

6. Investment in Unconsolidated Real Estate Entities

On July 29, 2021, the Company purchased 35% of the ownership interests in the joint venture that owns the Sunset Waltham Cross Studios development. The Company also owns 35% of the ownership interests in the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity. The joint venture entities’ functional currency is the local currency, or the pound sterling. The maximum exposure related to this unconsolidated joint venture is limited to the Company’s investment.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

On June 5, 2019, the Company purchased, through a joint venture with Blackstone 1 LP, the 20% ownership interest in the Bentall Centre office property and retail complex in Vancouver, Canada. The Company serves as the operating partner. Bentall Centre’s functional currency is the local currency, or Canadian dollars. The maximum exposure related to this unconsolidated joint venture is limited to the Company’s investment and $105.2 million of debt which the Company has guaranteed.

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

The Company held ownership interests in other immaterial joint ventures in the total of $0.4 million and $0.1 million as of March 31, 2022 and December 31, 2021, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	March 31, 2022	December 31, 2021
ASSETS
Investment in real estate, net	$1,068,627	$1,048,593
Other assets	62,929	57,232
TOTAL ASSETS	$1,131,556	$1,105,825

LIABILITIES
Secured debt, net	$524,843	$516,153
Other liabilities	49,158	40,307
TOTAL LIABILITIES	574,001	556,460

Company’s capital(1)	153,490	148,914
Partner’s capital	404,065	400,451
TOTAL CAPITAL	557,555	549,365

TOTAL LIABILITIES AND CAPITAL	$1,131,556	$1,105,825
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the income from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended March 31,
	2022	2021
TOTAL REVENUES	$19,532	$19,386

TOTAL EXPENSES	17,778	16,244

NET INCOME	$1,754	$3,142

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	March 31, 2022	December 31, 2021
Deferred leasing costs and in-place lease intangibles	$334,127	$331,149
Accumulated amortization	(133,817)	(126,423)
Deferred leasing costs and in-place lease intangibles, net	200,310	204,726
Below-market ground leases	79,562	79,562
Accumulated amortization	(15,915)	(15,233)
Below-market ground leases, net	63,647	64,329
Above-market leases	1,334	1,334
Accumulated amortization	(847)	(782)
Above-market leases, net	487	552
Customer relationships	52,500	52,500
Accumulated amortization	(4,559)	(2,684)
Customer relationships, net	47,941	49,816
Non-competition agreements	5,300	5,300
Accumulated amortization	(644)	(379)
Non-competition agreements, net	4,656	4,921
Trade name	8,600	17,100
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$325,641	$341,444

Below-market leases	$75,476	$75,827
Accumulated amortization	(36,782)	(34,326)
Below-market leases, net	38,694	41,501
Above-market ground leases	1,095	1,095
Accumulated amortization	(317)	(306)
Above-market ground leases, net	778	789
INTANGIBLE LIABILITIES, NET	$39,472	$42,290

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended March 31,
	2022	2021
Deferred leasing costs and in-place lease intangibles(1)	$(10,419)	$(11,567)
Below-market ground leases(2)	$(679)	$(599)
Above-market leases(3)	$(68)	$(424)
Customer relationships(4)	$(1,875)	$—
Non-competition agreements(4)	$(265)	$—
Below-market leases(3)	$2,807	$2,942
Above-market ground leases(2)	$11	$11
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
During the three months ended March 31, 2022, the Company recognized an $8.5 million impairment of the Zio trade name within impairment loss on the Consolidated Statement of Operations. The impairment is related to the announced rebranding and integration of Zio into the Company’s existing Sunset Studios platform, after which the Company will no longer use the Zio trade name.

8. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to service revenues are discussed in the Company’s 2021 Annual Report on Form 10-K.

Accounts Receivable

As of March 31, 2022, accounts receivable was $28.9 million and there was a $0.2 million allowance for doubtful accounts. As of December 31, 2021, accounts receivable was $25.5 million and there was $0.2 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of March 31, 2022, straight-line rent receivables was $255.8 million and there was a $24.0 thousand allowance for doubtful accounts. As of December 31, 2021, straight-line rent receivables was $240.3 million and there was no allowance for doubtful accounts.

9. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	March 31, 2022	December 31, 2021
Deposits and pre-development costs for future acquisitions	$56,818	$47,605
Prepaid insurance	287	5,442
Non-real estate investments	44,591	31,447
Stock purchase warrant	704	1,664
Deferred financing costs	7,262	7,750
Prepaid property tax	1,096	2,192
Interest rate cap derivative asset	2,739	368
Inventory	1,755	1,578
Other	25,524	20,954
PREPAID EXPENSES AND OTHER ASSETS, NET	$140,776	$119,000

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized gain of $2.6 million and $3.9 million on its non-real estate investments due to the observable changes in fair value during the three months ended March 31, 2022 and 2021, respectively.

Stock Purchase Warrant

The Company holds an investment in a stock purchase warrant that gives the Company the right to purchase a fixed number of shares of common stock of a non-real estate investee. The warrant meets the definition of a derivative and is measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative asset are included in unrealized gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $0.9 million and

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
an unrealized gain of $1.9 million due to the change in the fair value of the stock purchase warrant during the three months ended March 31, 2022 and 2021, respectively.

10. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	March 31, 2022	December 31, 2021	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility)(3)(4)	$335,000	$125,000	LIBOR + 1.05% to 1.50%	12/21/2026	(5)
Series A notes(6)	110,000	110,000	4.34%	1/2/2023
Series B notes(6)	259,000	259,000	4.69%	12/16/2025
Series C notes(6)	56,000	56,000	4.79%	12/16/2027
Series D notes(7)	150,000	150,000	3.98%	7/6/2026
Series E notes(8)	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
Total unsecured debt	2,260,000	2,050,000

Secured debt
Hollywood Media Portfolio	$1,100,000	$1,100,000	LIBOR + 1.17%	8/9/2026	(9)
Acquired Hollywood Media Portfolio debt	(209,814)	(209,814)	LIBOR + 1.55%	8/9/2026	(9)
Hollywood Media Portfolio, net(10)(11)	890,186	890,186
One Westside and 10850 Pico(12)	267,234	241,388	LIBOR + 1.70%	12/18/2024	(13)
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(14)	314,300	314,300	LIBOR + 1.30%	12/18/2025
Hill7(15)	101,000	101,000	3.38%	11/6/2028
Total secured debt	1,740,720	1,714,874
Total unsecured and secured debt	4,000,720	3,764,874
Unamortized deferred financing costs/loan discounts(16)	(28,069)	(30,971)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,972,651	$3,733,903

IN-SUBSTANCE DEFEASED DEBT(17)	$127,294	$128,212	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(18)	$66,136	$66,136	4.50%	10/9/2032	(19)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2022, which may be different than the interest rates as of December 31, 2021 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% to 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of March 31, 2022, no such election had been made and the unsecured revolving credit facility bore interest at LIBOR + 1.20%.
4.The Company has a total capacity of $1.0 billion available under its unsecured revolving credit facility, up to $250.0 million of which can be used for borrowings in pounds sterling or Canadian dollars.
5.Includes the option to extend the initial maturity date of December 21, 2025 twice for an additional six-month term each.
6.The notes pay interest semi-annually on the 16th day of June and December in each year until maturity.
7.The notes pay interest semi-annually on the 6th day of January and July in each year until maturity.
8.The notes pay interest semi-annually on the 15th day of March and September in each year until maturity.
9.Includes the option to extend the initial maturity date of August 9, 2023 three times for an additional one-year term each.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
10.The Company owns 51% of the ownership interests in the consolidated joint venture that owns the Hollywood Media Portfolio. The joint venture holds a $1.1 billion mortgage loan secured by the Hollywood Media Portfolio. The effective interest rate on the loan is LIBOR + 1.17% until August 9, 2022, at which time the effective interest rate will decrease to LIBOR + 0.99%. The Company purchased bonds comprising the loan in the amount of $209.8 million.
11.The interest rate on a portion of the outstanding loan balance has been effectively fixed through the use of interest rate swaps under the first payments approach. As of March 31, 2022, the LIBOR component of the interest rate was fixed at 1.76% with respect to $350.0 million and 1.43% with respect to $125.0 million of the loan secured by the Hollywood Media Portfolio, respectively.
12.The Company has the ability to draw up to $414.6 million under the construction loan secured by the One Westside and 10850 Pico properties.
13.Includes the option to extend the initial maturity date of December 18, 2023 twice for an additional six-month term each.
14.The Company owns 55% of the ownership interests in the consolidated joint venture that owns the 1918 Eighth property. The full amount of the loan is shown. This loan is interest-only through its term.
15.The Company owns 55% of the ownership interests in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
16.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. See Note 9 for details.
17.The Company owns 75% of the ownership interests in the joint venture that owns the One Westside and 10850 Pico properties. The full amount of the loan is shown. Monthly debt service includes debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.
18.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property.
19.Includes the option to extend the initial maturity date of October 9, 2028 twice for an additional two-year term each.

Current Year Activity

During the three months ended March 31, 2022, there were $210.0 million in borrowings on the unsecured revolving credit facility. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of March 31, 2022:

Year	Unsecured and Secured Debt	In-substance Defeased Debt	Joint Venture Partner Debt
Remaining 2022	$—	$127,294	$—
2023	160,000	—	—
2024	267,234	—	—
2025	741,300	—	—
2026	1,375,186	—	—
Thereafter	1,457,000	—	66,136
TOTAL	$4,000,720	$127,294	$66,136

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes existing covenants and their covenant levels as of March 31, 2022 related to our unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	41.8%
Unsecured indebtedness to unencumbered asset value	≤ 60%	37.7%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.6x
Secured indebtedness to total asset value	≤ 45%	19.1%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.8x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of March 31, 2022:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	43.6%
Total unencumbered assets to unsecured debt	≥ 150%	265.2%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	4.5x
Secured debt to total assets	≤ 45%	19.6%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes and 4.65% Senior Notes.

The operating partnership was in compliance with its financial covenants as of March 31, 2022.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company guarantees the operating partnership’s unsecured debt.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
Gross interest expense(1)	$30,731	$33,540
Capitalized interest	(3,285)	(5,671)
Amortization of deferred financing costs and loan discounts/premiums	3,390	2,417
INTEREST EXPENSE	$30,836	$30,286
_________________
1.Includes interest on the Company’s debt and hedging activities.

11. Derivatives

The Company enters into derivatives in order to hedge interest rate risk.

The Company had three interest rate swaps with aggregate notional amounts of $0.5 billion as of March 31, 2022 and December 31, 2021. These derivatives were designated as effective cash flow hedges for accounting purposes. The Company had one interest rate cap contract with an aggregate notional amount $1.1 billion of March 31, 2022 and December 31, 2021. The interest rate cap is not designated under hedge accounting and is accounted for under mark-to-market accounting. Derivative assets

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
are recorded in prepaid expenses and other assets and derivative liabilities are recorded in accounts payable, accrued liabilities and other on the Consolidated Balance Sheets.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of March 31, 2022 and December 31, 2021:

					Interest Rate Range(1)		Fair Value Assets (Liabilities)
Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Low	High	March 31, 2022	December 31, 2021
Interest rate swaps
Hollywood Media Portfolio(2)	2	$350,000	April 2015	April 2022	2.96%	3.46%	$—	$(1,413)
Hollywood Media Portfolio(2)	1	125,000	June 2016	November 2022	2.63%	3.13%	(53)	(1,122)
Interest rate cap					Strike rate
Hollywood Media Portfolio	1	1,100,000	August 2021	August 2023	3.50%		$2,739	368
TOTAL							$2,686	$(2,167)
_____________
1.The rate is based on the fixed rate from the swap and the spread based on the operating partnership’s leverage ratio.
2.The swaps were designated under the first payments approach within hedge accounting, where the Company elected to designate a cash flow (LIBOR-based interest payments) instead of a specific piece of debt.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of March 31, 2022, the Company expects $0.2 million of unrealized loss included in accumulated other comprehensive loss will be reclassified as an increase to interest expense in the next 12 months.

12. U.S. Government Securities

The Company had U.S. Government securities of $127.2 million and $129.3 million as of March 31, 2022 and December 31, 2021, respectively. The acquisition of the One Westside and 10850 Pico properties in 2018 included the assumption of debt that was, in substance, defeased through the purchase of U.S. Government-backed securities. The securities are investments held to maturity and are carried at amortized cost on the Consolidated Balance Sheets. The Company has both the intent and ability to hold to maturity. As of March 31, 2022, the Company has incurred $2.5 million of gross unrealized gains and no gross unrealized losses related to the U.S. Government securities.

The following table summarizes the carrying value and fair value of the Company’s securities by the contractual maturity date as of March 31, 2022:

	Carrying Value	Fair Value
Due in less than 1 year	$127,157	$129,614
TOTAL	$127,157	$129,614

13. Income Taxes

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2022, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2017. The Company has assessed its tax positions for all open years, which as of March 31, 2022 included 2018 to 2020 for federal purposes and 2017 to 2020 for state purposes, and concluded that there are no material uncertainties to be recognized.

14. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2022 to 2040.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of March 31, 2022:

Year Ended	Non-cancellable	Subject to Early Termination Options	Total (1)
Remaining 2022	$483,617	$3,950	$487,567
2023	621,372	3,040	624,412
2024	562,145	5,546	567,691
2025	453,287	40,912	494,199
2026	402,529	52,915	455,444
Thereafter	1,520,167	186,945	1,707,112
TOTAL	$4,043,117	$293,308	$4,336,425
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 14 ground leases, three facility leases and two office leases as of March 31, 2022. The Company’s operating lease obligations have expiration dates ranging from 2023 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of March 31, 2022, the present value of the remaining contractual payments of $664.7 million under the Company’s operating lease agreements was $315.4 million. The corresponding operating lease right-of-use assets amounted to $308.4 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of March 31, 2022:

Year	Lease Payments(1)
Remaining 2022	$17,208
2023	22,743
2024	22,725
2025	22,753
2026	22,434
Thereafter	556,820
Total operating lease payments	664,683
Less: interest portion	(349,297)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$315,386
_____________
1.Future minimum lease payments for operating leases denominated in Canadian dollars are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended March 31,
	2022	2021
Variable rental expense	$1,730	$2,249
Minimum rental expense	$6,524	$4,991

15. Fair Value of Financial Instruments

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

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate cap derivative asset(1)	$—	$2,739	$—	$2,739	$—	$368	$—	$368
Interest rate swap derivative liabilities(2)	$—	$(53)	$—	$(53)	$—	$(2,535)	$—	$(2,535)
Non-real estate investments measured at fair value(1)	$873	$484	$—	$1,357	$1,915	$1,568	$—	$3,483
Stock purchase warrant(1)	$—	$704	$—	$704	$—	$1,664	$—	$1,664
Earnout liability(2)(3)	$—	$—	$7,543	$7,543	$—	$—	$11,383	$11,383
Non-real estate investments measured at NAV(1)(4)	$—	$—	$—	$43,234	$—	$—	$—	$27,964
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

Level 1 items include an investment in common stock of a publicly traded company which is valued on a quarterly basis using the closing stock price. Level 2 items include interest rate cap and swap which are valued on a quarterly basis using a linear regression model, as well as investments in preferred stock and warrants of a publicly traded company value which are valued on a quarterly basis using the closing stock price and a Black-Scholes model, respectively. Level 3 items include the earnout liability which is valued on a quarterly basis using a probability-weighted discounted cash flow model. Inputs to the model include the discount rate and probability-weighted earnout payments based on a Monte Carlo simulation with one million trials. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values.

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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
U.S. Government securities	$127,157	$129,614	$129,321	$130,910
LIABILITIES
Unsecured debt(1)	$2,260,000	$2,246,311	$2,050,000	$2,154,908
Secured debt(1)	$1,740,720	$1,734,332	$1,714,874	$1,713,726
In-substance defeased debt	$127,294	$126,969	$128,212	$128,361
Joint venture partner debt	$66,136	$65,804	$66,136	$69,116
_________________
1.Amounts represent debt excluding net deferred financing costs.

16. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of March 31, 2022, 7.2 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $27.75.

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

The Board awards time-based restricted shares or time-based operating partnership performance units to certain employees on an annual basis as part of the employees’ annual compensation. These time-based awards are generally issued in the fourth quarter and vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain awards are subject to a mandatory holding period upon vesting if the grantee is an executive officer. Lastly,

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
certain employees elect to receive operating partnership performance units in lieu of their annual cash bonus. These awards are generally issued in the fourth quarter and are fully-vested upon their issuance.

Beginning in 2020, the compensation committee of the Board (the “Compensation Committee”) adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Under the PSU Plan, the Compensation Committee awards restricted stock units or performance units in the operating partnership to certain employees. PSU Plan grants consist of two portions. A portion of each award, the Relative Total Shareholder Return (“TSR”) Performance Unit, is eligible to vest based on the achievement of the Company’s TSR compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period, with the vesting percentage subject to certain percentage targets. The remaining portion of each award, the Operational Performance Unit, becomes eligible to vest based on the achievement of operational performance metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of absolute TSR goals over a three-year performance period by applying the applicable vesting percentages. Certain of the awards granted under the PSU Plan are subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended March 31,
	2022	2021
Expensed stock compensation(1)	$5,329	$3,538
Capitalized stock compensation(2)	816	879
TOTAL STOCK COMPENSATION(3)	$6,145	$4,417
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

17. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2022 and 2021, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net (loss) income available to common stockholders:

	Three Months Ended March 31,
	2022	2021
Numerator:
Basic and diluted net (loss) income available to common stockholders	$(19,793)	$4,982
Denominator:
Basic weighted average common shares outstanding	149,187,994	150,823,605
Effect of dilutive instruments(1)(2)	—	317,474
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	149,187,994	151,141,079
Basic earnings per common share	$(0.13)	$0.03
Diluted earnings per common share	$(0.13)	$0.03
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
2.The Company includes the dilutive effect of the forward sale component of its accelerated share repurchase agreements in the computation of diluted earnings per share.

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2022 and 2021, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net (loss) income available to common unitholders:

	Three Months Ended March 31,
	2022	2021
Numerator:
Basic and diluted net (loss) income available to common unitholders	$(20,023)	$5,032
Denominator:
Basic weighted average common units outstanding	151,031,790	152,186,394
Effect of dilutive instruments(1)(2)	—	317,474
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	151,031,790	152,503,868
Basic earnings per common unit	$(0.13)	$0.03
Diluted earnings per common unit	$(0.13)	$0.03
________________
1.The operating partnership includes unvested awards as contingently issuable units in the computation of diluted earnings per unit once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per unit calculation.
2.The Company includes the dilutive effect of the forward sale component of its accelerated share repurchase agreements in the computation of diluted earnings per share.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
18. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of March 31, 2022 and December 31, 2021, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended March 31, 2022
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
BEGINNING OF PERIOD	$9,815	$129,449
Contributions	—	125
Declared dividend	(153)	—
Net income (loss)	153	(1,890)
END OF PERIOD	$9,815	$127,684

19. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2021	$(3,957)	$2,196	$(1,761)
Unrealized gains (losses) recognized in OCI	2,992	(1,338)	1,654
Reclassification from OCI into income(1)	(569)	—	(569)
Net change in OCI	2,423	(1,338)	1,085
BALANCE AT MARCH 31, 2022	$(1,534)	$858	$(676)
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The table below presents the activity related to Hudson Pacific Properties, L.P.’s OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2021	$(3,954)	$2,175	$(1,779)
Unrealized gains (losses) recognized in OCI	3,044	(1,361)	1,683
Reclassification from OCI into income(1)	(579)	—	(579)
Net change in OCI	2,465	(1,361)	1,104
BALANCE AT MARCH 31, 2022	$(1,489)	$814	$(675)
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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	March 31, 2022	December 31, 2021
Company-owned common units in the operating partnership	144,559,168	151,124,543
Company’s ownership interest percentage	98.7%	98.8%
Non-controlling common units in the operating partnership(1)	1,846,264	1,842,898
Non-controlling ownership interest percentage	1.3%	1.2%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of March 31, 2022, this amount represents both common units and performance units of 550,969 and 1,295,295, respectively. As of December 31, 2021, this amount represents both common units and performance units in the amount of 550,969 and 1,291,929, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the three months ended March 31, 2022.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three months ended March 31, 2022. A cumulative total of $65.8 million has been sold as of March 31, 2022.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million of its common stock under the share repurchase program. No repurchases were made under the program during the three months ended March 31, 2022. Since commencement of the program, a cumulative total of $176.2 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Accelerated Share Repurchase Agreements

On February 25, 2022, the Company entered into an uncollared accelerated share repurchase (“ASR”) agreement to purchase $100 million of its outstanding common stock. During the three months ended March 31, 2022, the Company made an initial payment of $100 million and received an initial delivery of approximately 3.3 million shares of common stock representing 85% of the total $100 million agreement based on the closing price of our common stock on the transaction date. Final settlement of the agreement will be based on the daily volume-weighted average price during the measurement period, less a negotiated discount, and is expected in the third quarter 2022.

On February 25, 2022, the Company entered into a collared ASR agreement to purchase $100 million of its outstanding common stock. During the three months ended March 31, 2022, the Company made an initial payment of $100 million and received an initial delivery of approximately 3.3 million shares of common stock based on an estimated cap price calculated using the daily volume-weighted average price during an initial hedge period. Final settlement of the agreement will be based on the daily volume-weighted average price during the measurement period, subject to a floor and cap and less a negotiated discount, and is expected in the third quarter 2022.

At final settlement, the counterparty may be obligated to deliver additional shares of common stock to the Company or the Company may be obligated to make delivery of shares of common stock or a cash payment to the counterparty, at the Company’s option. Because of this option to settle in cash or net shares, the forward sale component of the ASR agreements is classified as equity.

Series C Cumulative Redeemable Preferred Stock

Series C cumulative redeemable preferred stock relates to the 17,000,000 shares of our Series C preferred stock, $0.01 par value per share. Holders of Series C preferred stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 4.750% per annum of the $25.00 per share, equivalent to $1.1875 per annum per share. Dividends are payable quarterly in arrears on or about the last day of December, March, June and September of each year, beginning on or about March 31, 2022. In addition to other preferential rights, the holders of Series C preferred stock are entitled to receive the liquidation preference, which is $25.00 per share, before the holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company’s affairs. Generally, shares of Series C preferred stock are not redeemable by the Company prior to November 16, 2026. However, upon the occurrence of a change of control, holders of the Series C preferred stock will have the right, (unless the Company has elected to redeem the Series C preferred stock) to convert into a specified number of shares of common stock.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Dividends

The Board declares dividends on a quarterly basis and the Company pays the dividends during the quarters in which the dividends are declared. The following table summarizes dividends per share declared and paid for the periods presented:

	Three Months Ended March 31,
	2022	2021
Common stock	$0.25	$0.25
Common units	$0.25	$0.25
Series A preferred units	$0.3906	$0.3906
Series C preferred stock(1)	$0.4453125	$—

Performance units	$0.25	$0.25
Payment date	March 31, 2022	March 29, 2021
Record date	March 21, 2022	March 19, 2021
_________________
1.Consists of $0.296875 per share dividend declared and paid in the first quarter of 2022 and $0.1484375 per share dividend related to the fourth quarter of 2021, declared but unpaid as of December 31, 2021.

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

20. Segment Reporting

The Company’s reporting segments are based on the Company’s method of internal reporting, which classifies its operations into two reportable segments: (i) office properties and related operations and (ii) studio properties and related operations. The Company evaluates performance based upon net operating income of the segment operations. General and administrative expenses and interest expense are not included in segment profit as the Company’s internal reporting addresses these items on a corporate level. Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources; therefore, depreciation and amortization expense is not allocated among segments.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended March 31,
	2022	2021
Office segment
Office revenues	$211,400	$192,143
Office expenses	(73,631)	(66,562)
Office segment profit	137,769	125,581
Studio segment
Studio revenues	33,113	20,976
Studio expenses	(18,983)	(11,453)
Studio segment profit	14,130	9,523
TOTAL SEGMENT PROFIT	$151,899	$135,104

Segment revenues	$244,513	$213,119
Segment expenses	(92,614)	(78,015)
TOTAL SEGMENT PROFIT	$151,899	$135,104

The table below is a reconciliation of the total profit from all segments to net (loss) income attributable to common stockholders:

	Three Months Ended March 31,
	2022	2021
NET (LOSS) INCOME	$(7,615)	$11,411
General and administrative	20,512	18,449
Depreciation and amortization	92,193	82,761
Income from unconsolidated real estate entities	(303)	(635)
Fee income	(1,071)	(848)
Interest expense	30,836	30,286
Interest income	(910)	(997)
Management services reimbursement income—unconsolidated real estate entities	(1,108)	—
Management services expense—unconsolidated real estate entities	1,108	—
Transaction-related expenses	256	—
Unrealized gain on non-real estate investments	(1,650)	(5,775)
Impairment loss	20,503	—
Other (income) expense	(852)	452
TOTAL PROFIT FROM ALL SEGMENTS	$151,899	$135,104

21. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Joint Ventures

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated joint venture entities. During the three months ended March 31, 2022, the Company recognized $1.1 million of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of March 31, 2022, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $7.2 million and $7.3 million, respectively. During the three months ended March 31, 2022, the Company recognized $0.2 million of related rental expense in management services expense—unconsolidated joint ventures on the Consolidated Statement of Operations related to these leases.

22. Commitments and Contingencies

Non-Real Estate Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $48.0 million. As of March 31, 2022, the Company has contributed $26.9 million to these funds, net of distributions, with $21.1 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2022, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of March 31, 2022, the Company had outstanding letters of credit totaling approximately $2.8 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties. As of March 31, 2022, the Company had $249.7 million in outstanding obligations under the agreements.

23. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for interest, net of capitalized interest	$16,511	$17,443
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$190,194	$140,709
Ground lease remeasurement	$23,177	$—

Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for interest, net of capitalized interest	$16,511	$17,443
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$190,194	$140,709
Ground lease remeasurement	$23,177	$—

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc:

	Three Months Ended March 31,
	2022	2021
BEGINNING OF PERIOD
Cash and cash equivalents	$96,555	$113,686
Restricted cash	100,321	35,854
TOTAL	$196,876	$149,540

END OF PERIOD
Cash and cash equivalents	$137,598	$134,278
Restricted cash	60,183	35,055
TOTAL	$197,781	$169,333

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, L.P.:

	Three Months Ended March 31,
	2022	2021
BEGINNING OF PERIOD
Cash and cash equivalents	$96,555	$113,686
Restricted cash	100,321	35,854
TOTAL	$196,876	$149,540

END OF PERIOD
Cash and cash equivalents	$137,598	$134,278
Restricted cash	60,183	35,055
TOTAL	$197,781	$169,333

24. Subsequent Events

On April 14, 2022, the Company launched EquiBlue, an investing platform that seeks to leverage commercial real estate to holistically provide economic opportunity and upward mobility for women and people of color. As sponsor, the Company and its strategic partner have collectively committed to contributing at least 20% of the total capital commitment for EquiBlue’s initial fund, which is targeted at $300.0 million.

On April 27, 2022, the Company completed its previously announced acquisition of Washington 1000, a fully entitled office development site in Seattle, Washington for a total purchase price of $85.6 million, before certain credits, prorations and closing costs. In anticipation of this transaction, on April 25, 2022, the Company borrowed $65.0 million under its unsecured revolving credit facility.

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

Impact of COVID-19

The COVID-19 pandemic has not had a material impact on our operations, however, we continue to face significant uncertainties as a result of it, including new variants, although their impact on the economy appears to have diminished and the general commercial real estate market appears to be recovering. Both the investing and leasing environments are highly competitive. Even before the COVID-19 pandemic, uncertainty regarding the economic and political environment had made businesses reluctant to make long-term commitments or changes in their business plans. The COVID-19 pandemic has resulted in significant disruptions in utilization of office properties and uncertainty over how tenants will respond when their leases are scheduled to expire.

Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic, may result in decreases in cash flows from our properties. Our tenants could reevaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases.

Potential future declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us: the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to make distributions or meet our debt service obligations.

The debt market remains sensitive to the macro environment, such as impacts of the COVID-19 pandemic, Federal Reserve policy, market sentiment or regulatory factors affecting the banking industry. Any future uncertainties in the capital markets may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. We continuously review our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at March 31, 2022, our office portfolio consisted of approximately 15.8 million square feet of in-service, repositioning, redevelopment, development and held for sale properties. Additionally, as of March 31, 2022, our studio portfolio consisted of 1.5 million square feet of in-service, repositioning and development properties and our land portfolio consisted of 4.1 million developable square feet. Our consolidated and unconsolidated portfolio consists of 66 properties (42 wholly-owned properties, 16 properties owned by joint ventures and eight land properties) located in 11 California submarkets, three Seattle submarkets, one Western Canada submarket and one Greater London submarket, totaling approximately 21.3 million square feet.

As of March 31, 2022, our in-service office portfolio was 92.3% leased (including leases not yet commenced). Our same-store studio properties were 84.1% leased for the average percent leased for the 12 months ended March 31, 2022.

The following table summarizes our portfolio as of March 31, 2022:

In-Service Portfolio	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	44	12,836,234	91.1%	92.2%	$52.20
Stabilized non-same store(5)	3	911,067	99.8	99.8	56.07
Total stabilized	47	13,747,301	91.7	92.7	52.48
Lease-up(5)(6)	2	909,196	82.9	86.4	61.39
Total in-service office	49	14,656,497	91.1	92.3	52.98
STUDIO
Same-store(7)	3	1,205,809	84.1	84.1	43.61
Total	3	1,205,809
Repositioning(5)(8)	1	391,915	—	2.6	—
Development(5)	1	241,000	—	—	—
Held-for-sale(9)	4	745,171	57.9	58.2	46.48
Total repositioning, redevelopment, development and held-for-sale	6	1,378,086
Total office and studio properties	58	17,240,392
Land(10)	8	4,062,242
TOTAL	66	21,302,634
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of March 31, 2022, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended March 31, 2022, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of March 31, 2022. Annualized base rent does not reflect tenant reimbursements. Annualized base rent per square foot for studio properties is calculated as (i) annual base rent divided by (ii) square footage under leased as of March 31, 2022.
4.Includes office properties owned and included in our stabilized portfolio as of January 1, 2021 and still owned and included in the stabilized portfolio as of March 31, 2022.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of March 31, 2022.
7.Includes studio properties owned and included in our portfolio as of January 1, 2021 and still owned and included in our portfolio as of March 31, 2022.
8.Includes 96,240 square feet at 875 Howard, 79,056 square feet at Page Mill Center, 61,066 square feet at Metro Plaza, 51,409 square feet at 10850 Pico, 36,905 square feet at Rincon Center, 35,905 square feet at 95 Jackson, 18,594 square feet at Sunset Las Palmas, and 12,740 square feet at Palo Alto Square as of first quarter 2022.
9.Includes Northview Center, Skyway Landing, 6922 Hollywood and Del Amo.
10.Includes 546,000 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights in the first quarter of 2019.

Overview

Business Acquisitions

We had no business acquisitions during the three months ended March 31, 2022.

Property Acquisitions

We had no property acquisitions during the three months ended March 31, 2022.

Property Dispositions

We had no property dispositions during the three months ended March 31, 2022.

Held for Sale

As of March 31, 2022, the Company had four properties classified as held for sale—6922 Hollywood, Skyway Landing, Del Amo and Northview Center—as these properties were considered non-strategic to the Company’s portfolio. During the quarter ended March 31, 2022, the Company recognized an impairment loss of $12.0 million related to its Del Amo office property due to a reduction in the estimated fair value of the property. See Part I, Item 1 “Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of March 31, 2022:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
Sunset Glenoaks Studios(2)	Los Angeles	241,000	Q3-2023	Q2-2024
Total Under Construction		241,000

Future Development Pipeline:
Washington 1000	Denny Triangle	546,000	Q1-2024	Q1-2026
Burrard Exchange at Bentall Centre(3)	Downtown Vancouver	450,000	TBD	TBD
Sunset Waltham Cross Studios—Development(4)	Broxbourne	1,100,000	TBD	TBD
Sunset Gower Studios—Development(5)	Hollywood	478,845	TBD	TBD
Sunset Las Palmas Studios—Development(5)	Hollywood	617,581	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Bronson Studios Lot D—Development(5)	Hollywood	19,816	TBD	TBD
Total Future Development Pipeline		4,062,242
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT		4,303,242
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.We own 50% of the ownership interests in the unconsolidated joint venture that owns Sunset Glenoaks Studios.
3.We own 20% of the ownership interests in the unconsolidated joint venture that owns Burrard Exchange.
4.We own 35% of the ownership interests in the unconsolidated joint venture that owns Sunset Waltham Cross Studios—Development.
5.We own 51% of the ownership interests in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of March 31, 2022, plus available space, beginning January 1, 2022 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share(1)
Year of Lease Expiration	Number of Leases Expiring(2)	Square Footage of Expiring Leases(3)	Square Footage of Expiring Leases(4)	Percent of Office Portfolio Square Feet	Annualized Base Rent(5)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(6)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(7)
Vacant		1,795,853	1,724,129	13.4%
2022	163	1,598,415	1,445,052	11.2	$74,984,835	12.3%	$51.89	$74,400,764	$51.49
2023	159	1,673,876	1,324,066	10.3	69,353,607	11.4	52.38	71,996,777	54.38
2024	165	2,053,122	1,788,765	13.9	95,303,286	15.6	53.28	102,186,668	57.13
2025	114	1,748,127	1,428,485	11.1	85,148,158	13.9	59.61	92,899,666	65.03
2026	63	727,696	625,099	4.8	37,291,969	6.1	59.66	42,325,631	67.71
2027	61	764,722	638,882	5.0	35,821,067	5.8	56.07	41,155,021	64.42
2028	34	1,000,323	877,521	6.8	60,046,039	9.8	68.43	70,939,058	80.84
2029	18	332,247	234,360	1.8	17,863,443	2.9	76.22	21,347,585	91.09
2030	14	1,300,155	934,005	7.2	43,170,649	7.0	46.22	57,600,437	61.67
2031	15	1,095,110	679,594	5.3	37,677,510	6.1	55.44	50,596,521	74.45
Thereafter	26	1,259,398	828,956	6.4	45,469,296	7.4	54.85	66,303,249	79.98
Building management use(8)	46	205,088	183,112	1.4	—	—	—	—	—
Signed leases not commenced(9)	39	191,791	184,851	1.4	10,708,635	1.7	57.93	12,012,776	64.99
Portfolio Total/Weighted Average	917	15,745,923	12,896,877	100.0%	$612,838,494	100.0%	$54.85	$703,764,153	$62.99
_____________
1.Calculated based on the Company’s consolidated portfolio, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based on the Company’s percentage ownership interests), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based on the partners’ percentage ownership interests).
2.Does not include 42 month-to-month leases.
3.Total expiring square footage does not include 29,066 square feet of month-to-month leases.
4.Total expiring square footage does not include 17,478 square feet of month-to-month leases.
5.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) as of March 31, 2022, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
6.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of March 31, 2022.
7.Annualized base rent per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of March 31, 2022.
8.Reflects management offices occupied by the Company with various expiration dates.
9.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of March 31, 2022 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of March 31, 2022, divided by (ii) square footage under uncommenced leases as of March 31, 2022.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended March 31,
	2022	2021
Renewals(1)
Number of leases	47	30
Square feet	260,219	385,446
Tenant improvement costs per square foot(2)(3)	$10.97	$3.49
Leasing commission costs per square foot(2)	8.26	11.25
Total tenant improvement and leasing commission costs(2)	$19.23	$14.74

New leases(4)
Number of leases	34	12
Square feet	243,366	138,907
Tenant improvement costs per square foot(2)(3)	$78.31	$72.68
Leasing commission costs per square foot(2)	16.00	20.08
Total tenant improvement and leasing commission costs(2)	$94.31	$92.76

TOTAL
Number of leases	81	42
Square feet	503,585	524,353
Tenant improvement costs per square foot(2)(3)	$44.34	$22.13
Leasing commission costs per square foot(2)	12.10	13.62
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$56.44	$35.75
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

Financings

During the three months ended March 31, 2022, there were $210.0 million in borrowings on the unsecured revolving credit facility. We generally use the unsecured revolving credit facility to finance the acquisition of businesses or other properties, to provide funds for tenant improvements, lease commissions and capital expenditures and to provide for working capital and other corporate purposes.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. represents an update to the more detailed and comprehensive disclosures included in the 2021 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. Accordingly, you should read the following discussion in conjunction with the information included in our 2021 Annual Report on Form 10-K, as well as the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2021 and still owned and included in the stabilized portfolio as of March 31, 2022; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net (loss) income to NOI:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2022	2021
Net (loss) income	$(7,615)	$11,411	$(19,026)	(166.7)%
Adjustments:
Income from unconsolidated real estate entities	(303)	(635)	332	(52.3)
Fee income	(1,071)	(848)	(223)	26.3
Interest expense	30,836	30,286	550	1.8
Interest income	(910)	(997)	87	(8.7)
Management services reimbursement income—unconsolidated real estate entities	1,108	—	1,108	—
Management services expense—unconsolidated real estate entities	(1,108)	—	(1,108)	—
Transaction-related expenses	256	—	256	—
Unrealized gain on non-real estate investments	(1,650)	(5,775)	4,125	(71.4)
Impairment loss	20,503	—	20,503	—
Other (income) expense	(852)	452	(1,304)	(288.5)
General and administrative	20,512	18,449	2,063	11.2
Depreciation and amortization	92,193	82,761	9,432	11.4
NOI	$151,899	$135,104	$16,795	12.4%

Same-store NOI	$124,810	$124,930	$(120)	(0.1)%
Non-same-store NOI	27,089	10,174	16,915	166.3
NOI	$151,899	$135,104	$16,795	12.4%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended March 31,
	2022	2021
Same-store office
Number of properties	43	43
Rentable square feet	11,332,404	11,332,404
Ending % leased	91.7%	93.0%
Ending % occupied	90.4%	92.7%
Average % occupied for the period	91.2%	93.2%
Average annual rental rate per square foot	$55.26	$52.74

Same-store studio
Number of properties	3	3
Rentable square feet	1,205,809	1,205,809
Average % occupied for the period(1)	84.1%	89.5%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended March 31,
	2022			2021
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$174,096	$32,096	$206,192	$172,014	$17,847	$189,861
Service and other revenues	3,314	1,894	5,208	1,971	311	2,282
Total office revenues	177,410	33,990	211,400	173,985	18,158	192,143

Studio
Rental	12,873	521	13,394	12,153	—	12,153
Service and other revenues	7,515	12,204	19,719	8,823	—	8,823
Total studio revenues	20,388	12,725	33,113	20,976	—	20,976

Total revenues	197,798	46,715	244,513	194,961	18,158	213,119

Operating expenses
Office operating expenses	61,387	12,244	73,631	58,578	7,984	66,562
Studio operating expenses	11,601	7,382	18,983	11,453	—	11,453
Total operating expenses	72,988	19,626	92,614	70,031	7,984	78,015

Office NOI	116,023	21,746	137,769	115,407	10,174	125,581
Studio NOI	8,787	5,343	14,130	9,523	—	9,523
NOI	$124,810	$27,089	$151,899	$124,930	$10,174	$135,104

The following table gives further detail on our change in NOI:

	Three Months Ended March 31, 2022 as compared to Three Months Ended March 31, 2021
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$2,082	1.2%	$14,249	79.8%	$16,331	8.6%
Service and other revenues	1,343	68.1	1,583	509.0	2,926	128.2
Total office revenues	3,425	2.0	15,832	87.2	19,257	10.0

Studio
Rental	720	5.9	521	—	1,241	10.2
Service and other revenues	(1,308)	(14.8)	12,204	—	10,896	123.5
Total studio revenues	(588)	(2.8)	12,725	—	12,137	57.9

Total revenues	2,837	1.5	28,557	157.3	31,394	14.7

Operating expenses
Office operating expenses	2,809	4.8	4,260	53.4	7,069	10.6
Studio operating expenses	148	1.3	7,382	—	7,530	65.7
Total operating expenses	2,957	4.2	11,642	145.8	14,599	18.7

Office NOI	616	0.5	11,572	113.7	12,188	9.7
Studio NOI	(736)	(7.7)	5,343	—	4,607	48.4
NOI	$(120)	(0.1)%	$16,915	166.3%	$16,795	12.4%

NOI increased $16.8 million, or 12.4%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily resulting from:

•a $16.9 million increase in non-same-store NOI driven by:
•an increase in office NOI of $11.6 million primarily due to:
▪a $14.2 million increase in rental revenues resulting from the completion of our One Westside development property and delivery of the entire premises to Google in November 2021, the acquisition of our 5th & Bell property in December 2021 and a lease commenced at our Harlow property (Company 3) in April 2021 with rental of additional space commencing in January 2022 under the same lease; and
▪a $1.6 million increase in service and other revenues due to lease cancellation fees received at our Skyway Landing property;
▪partially offset by a $4.3 million increase in operating expenses corresponding to the increase in rental revenues.
•an increase in studio NOI of $5.3 million primarily due to the acquisition of Zio and Star Waggons in August 2021.
•an offsetting $0.1 million decrease in same-store NOI driven by:
•a decrease in studio NOI of $0.7 million primarily due to:
•a $1.3 million decrease in service and other revenues resulting from a decrease in services provided arising from the completion of certain television productions in June 2021;
•partially offset by a $0.7 million increase in rental revenues from an increase in studio rental activities at our Sunset Bronson and Sunset Las Palmas studios.
•partially offset by an increase in office NOI of $0.6 million primarily due to:

•a $2.1 million increase in rental revenues resulting from lease commencements at our Maxwell property (Califia Farms and Twitch Interactive), the conversion of a lease from percentage rent to base rent at our Maxwell property and lower reserves for uncollectible rents recognized at our 11601 Wilshire and 1455 Market properties; and
•a $1.3 million increase in service and other revenues resulting from lease cancellation fees at our 11601 Wilshire property and an increase in visitor parking revenue at our ICON property;
•partially offset by a $2.8 million increase in operating expenses resulting from an increase in various expenses at our Rincon Center, EPIC, Ferry Building and 11601 Wilshire properties.

Other Income (Expense)

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Gross interest expense	$30,731	$33,540	$(2,809)	(8.4)%
Capitalized interest	(3,285)	(5,671)	2,386	(42.1)
Amortization of deferred financing costs and loan discounts/premiums	3,390	2,417	973	40.3
TOTAL	$30,836	$30,286	$550	1.8%

Gross interest expense decreased by $2.8 million, or 8.4%, to $30.7 million for the three months ended March 31, 2022 compared to $33.5 million for the three months ended March 31, 2021. The decrease was primarily driven by the refinancing of the loan secured by the Hollywood Media Portfolio and the loan secured by the 1918 Eighth property at lower interest rates in August and November 2021, respectively, and the repayment of the mortgage loan secured by the 10950 Washington property in December 2021. These decreases were partially offset by an increase in the outstanding borrowings on the unsecured line of credit and the construction loan secured by the One Westside and 10850 Pico properties during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Capitalized interest decreased by $2.4 million, or 42.1%, to $3.3 million for the three months ended March 31, 2022 compared to $5.7 million for the three months ended March 31, 2021. The decrease was primarily driven the completion of the One Westside and Harlow development properties.

Amortization of deferred financing costs and loan discounts/premiums increased by $1.0 million, or 40.3%, to $3.4 million for the three months ended March 31, 2022 compared to $2.4 million for the three months ended March 31, 2021. The increase was primarily driven by the amortization of new issuance costs associated with the refinanced $1.1 billion loan secured by the Hollywood Media Portfolio.

General and administrative expenses

General and administrative expenses increased $2.1 million, or 11.2%, to $20.5 million for the three months ended March 31, 2022 compared to $18.4 million for the three months ended March 31, 2021. The increase is primarily driven by lower non-cash compensation expense during the three months ended March 31, 2021 due to the forfeiture of stock compensation awards granted to certain departing members of management, which did not recur during the three months ended March 31, 2022.

Depreciation and amortization expense

Depreciation and amortization expense increased $9.4 million, or 11.4%, to $92.2 million for the three months ended March 31, 2022 compared to $82.8 million for the three months ended March 31, 2021. The increase was primarily related to the completion of the One Westside development in November 2021, the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Zio and Star Waggons transactions in August 2021, and the acquisition of the 5th & Bell property in December 2021. These increases were partially offset by the cessation of depreciation related to four properties classified as held for sale during the three months ended March 31, 2022.

Fee income

We recognized fee income of $1.1 million for the three months ended March 31, 2022 compared to $0.8 million for the three months ended March 31, 2021. Fee income primarily represents management fee, construction management fee and leasing commission income earned from the unconsolidated real estate entities.

Unrealized gain on non-real estate investments

We recognized an unrealized gain on non-real estate investments of $1.7 million for the three months ended March 31, 2022 compared to an unrealized gain on non-real estate investments of $5.8 million for the three months ended March 31, 2021. The activity in both periods is due to the observable changes in the fair value of the investments.

Impairment loss

We recognized an impairment loss of $20.5 million during the three months ended March 31, 2022, $12.0 million of which was due to a reduction in the estimated fair value of our Del Amo property and $8.5 million of which was due to the full impairment of the Zio trade name in connection with a rebranding of the business under the Company’s Sunset Studios platform. We did not recognize any impairment charges during the three months ended March 31, 2021.

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

Liquidity Sources

We had approximately $137.6 million of cash and cash equivalents at March 31, 2022. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service fees and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through March 31, 2022. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of March 31, 2022, we had total borrowing capacity of $1.0 billion under our unsecured revolving credit facility, $335.0 million of which had been drawn. As of March 31, 2022, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and 10850 Pico properties, $267.2 million of which had been drawn. As of March 31, 2022, we had total borrowing capacity of $94.0 million under the Sunset Glenoaks construction loan (unconsolidated joint venture), of which $3.8 million had been drawn. Subsequent to March 31, 2022, we entered into an amended and restated loan agreement to increase the total capacity of the Sunset Glenoaks construction loan to $100.6 million.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting Series A preferred units as debt) as of March 31, 2022 (in thousands, except percentage):

March 31, 2022
Unsecured and secured debt(1)	$4,000,720
Series A redeemable preferred units	9,815
Total consolidated debt	4,010,535
Common equity capitalization(2)	4,548,234
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$8,558,769
Total consolidated debt/total consolidated market capitalization	46.9%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Common equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $27.75, as reported by the NYSE, on March 31, 2022 as well as the Series C preferred stock liquidation preference as of March 31, 2022.

Outstanding Indebtedness

The following table sets forth information as of March 31, 2022 and December 31, 2021 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	March 31, 2022	December 31, 2021
Unsecured debt	$2,260,000	$2,050,000
Secured debt	$1,740,720	$1,714,874
In-substance defeased debt	$127,294	$128,212
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of March 31, 2022.

Liquidity Uses

Contractual Obligations

The terms of the securities purchase agreement for the acquisition of Zio require the Company to pay up to $20.0 million of additional consideration to the business’s former shareholders in 2024, subject to certain performance thresholds being met.

During the three months ended March 31, 2022, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2021 Annual Report on Form 10-K. See Part I, Item 1 “Note 10 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. See Part I, Item 1 “Note 14 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. See Part I, Item 1 “Note 22 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

A comparison of our cash flow activity is as follows:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percent Change
Net cash provided by operating activities	$95,454	$114,695	$(19,241)	(16.8)%
Net cash used in investing activities	$(72,269)	$(97,214)	$24,945	(25.7)%
Net cash used in financing activities	$(22,280)	$2,312	$(24,592)	(1,063.7)%

Cash and cash equivalents and restricted cash were $197.8 million and $196.9 million at March 31, 2022 and December 31, 2021, respectively.

Operating Activities

Net cash provided by operating activities decreased by $19.2 million, or 16.8%, to $95.5 million for the three months ended March 31, 2022 compared to $114.7 million for the three months ended March 31, 2021. The change primarily resulted from increases in pre-development costs incurred for future acquisitions and corporate expenditures, partially offset by operating cash flow contributions from the acquisitions of Star Waggons, Zio and 5th & Bell in 2021.

Investing Activities

Net cash used in investing activities decreased by $24.9 million, or 25.7%, to $72.3 million for the three months ended March 31, 2022 compared to $97.2 million for the three months ended March 31, 2021. The change primarily resulted from a $43.2 million decrease in additions to investment in real estate during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, partially offset by a $8.3 million increase in contributions to non-real estate investments and a $7.5 million increase in contributions to unconsolidated real estate entities primarily related to our investment in the Sunset Glenoaks Studios development.

Financing Activities

Net cash used in financing activities increased $24.6 million, or 1,063.7%, to $22.3 million for the three months ended March 31, 2022 compared to net cash provided by financing activities of $2.3 million for the three months ended March 31, 2021. The change primarily resulted from a $200.0 million cash outflow related to the accelerated share repurchase program, a $12.4 million decrease in contributions from non-controlling members in consolidated real estate entities, $7.6 million of dividends paid to Series C preferred stockholders and a $3.1 million increase in distributions to non-controlling members in consolidated real estate entities. This activity was partially offset by a $182.9 million increase in proceeds from unsecured and secured debt and a $14.8 million decrease in repurchases of common stock during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of March 31, 2022 (in thousands):

	Principal Amount	Interest Rate	Contractual Maturity Date	Company’s Share
Bentall Centre(1)	$525,816	CDOR + 1.75%	7/1/2024	$105,163
Sunset Glenoaks Studios(2)(3)	$3,847	LIBOR + 3.00%	1/9/2025	$1,924
_____________
(1)We own 20% of the ownership interests in the unconsolidated real estate investment that owns Bentall Centre. The loan was transacted in Canadian dollars. The principal balance is shown in U.S. dollars using the foreign currency exchange rate as of March 31, 2022. The interest on the full amount has been effectively capped at 5.25% per annum through the use of an interest rate cap.
(2)We own 50% of the ownership interests in the unconsolidated real estate investment that owns the Sunset Glenoaks Studios development. This loan has an initial interest rate of LIBOR plus 3.00% per annum and is interest-only through its term. The total capacity of the loan is $94.0 million. As of March 31, 2022, we have $90.2 million undrawn.
(3)Subsequent to March 31, 2022, we entered into an amended and restated loan agreement to increase the total capacity of the loan to $100.6 million.

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

The following table presents a reconciliation of net (loss) income to FFO (in thousands):

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(7,615)	$11,411
Adjustments:
Depreciation and amortization—Consolidated	92,193	82,761
Depreciation and amortization—Non-real estate assets	(4,432)	(577)
Depreciation and amortization—Company’s share from unconsolidated real estate entities	1,369	1,511
Impairment loss	12,003	—
Unrealized gain on non-real estate investments	(1,650)	(5,775)
FFO attributable to non-controlling interests	(20,004)	(16,717)
FFO attributable to preferred shares and units	(5,443)	(153)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$66,421	$72,461

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2021 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2022 to the information provided in Part II, Item 7A, of our 2021 Annual Report on Form 10-K.

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

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our 2021 Annual Report on Form 10-K. Please review the Risk Factors set forth in our 2021 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the first quarter of 2022, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the first quarter of 2022, we issued an aggregate of 8,297 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with tax withholding obligations. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the first quarter of 2022, our operating partnership issued an aggregate of 8,297 units to us in connection with this transaction.

All other issuances of unregistered equity securities of our operating partnership during the three months ended March 31, 2022 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $9.0 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

The following table summarizes the repurchases of the Company equity securities during the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Yet Be Purchased Under The Plans or Programs(3)(4)
February 1- February 28, 2022(1)	3,315,133	$25.64	3,315,133	$188,787,949
March 1 - March 31, 2022(2)	3,258,539	$30.69	3,258,539	$88,787,949
TOTAL	6,573,672	28.14	6,573,672
_____________
1.During the first quarter of 2022, the Company entered into an uncollared accelerated share repurchase agreement (“ASR”) to purchase $100 million of its own outstanding common stock. The Company made an initial payment of $100 million and received an initial delivery of 3,315,133 shares of common stock representing 85% of the total $100 million agreement based on the closing price of our common stock on the transaction date. Final settlement of the agreement will be based on the daily volume-weighted average price during the measurement period, less a negotiated discount, and is expected to occur in the third quarter of 2022.
2.During the first quarter of 2022, the Company entered into a collared ASR agreement to purchase $100 million of its own outstanding common stock. The Company made an initial payment of $100 million and received an initial delivery of 3,258,539 shares of common stock based on an estimated cap price calculated using the daily volume-weighted average price during an initial hedge period. Final settlement of the agreement will be based on the daily volume-weighted average price during the measurement period, subject to a floor and cap and less a negotiated discount, and is expected to occur in the third quarter of 2022.

3.Our board of directors authorized a share repurchase program to buy up to $250.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. The program does not have a termination date, and repurchases may commence or be discontinued at any time.
4.Includes $73.8 million remaining under our share repurchase program and $15.0 million to be settled under our uncollared ASR agreement as of March 31, 2022. The maximum that may yet be purchased under the plans or programs is shown net of repurchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.4	Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	November 16, 2021
3.5	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
3.6	Form of Performance-Based LTIP Unit Agreement	8-K	001-34789	10.1	March 10, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	April 29, 2022	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	April 29, 2022	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	April 29, 2022	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	April 29, 2022	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)