Form 10-Q
period 2022-06-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2022-07-29
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at July 22, 2022 was 141,658,129.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2022 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of June 30, 2022, Hudson Pacific Properties, Inc. owned approximately 98.3% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.7% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Investment in real estate, at cost	$8,562,340	$8,361,477
Accumulated depreciation and amortization	(1,413,526)	(1,283,774)
Investment in real estate, net	7,148,814	7,077,703
Non-real estate property, plant and equipment, net	60,222	58,469
Cash and cash equivalents	266,538	96,555
Restricted cash	49,025	100,321
Accounts receivable, net	15,602	25,339
Straight-line rent receivables, net	269,015	240,306
Deferred leasing costs and intangible assets, net	336,439	341,444
U.S. Government securities	—	129,321
Operating lease right-of-use assets	299,673	287,041
Prepaid expenses and other assets, net	99,151	119,000
Investment in unconsolidated real estate entities	161,845	154,731
Goodwill	109,473	109,439
Assets associated with real estate held for sale	234,841	250,520
TOTAL ASSETS	$9,050,638	$8,990,189

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$4,129,034	$3,733,903
In-substance defeased debt	126,397	128,212
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	313,572	300,959
Operating lease liabilities	307,072	293,596
Intangible liabilities, net	37,485	42,290
Security deposits and prepaid rent	82,906	84,939
Liabilities associated with real estate held for sale	3,072	3,898
Total liabilities	5,065,674	4,653,933

Commitments and contingencies (note 22)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	126,420	129,449

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 18,400,000 authorized at June 30, 2022 and December 31, 2021, respectively; 4.750% Series C cumulative redeemable preferred stock, $25.00 per share liquidation preference, 17,000,000 outstanding at June 30, 2022 and December 31, 2021, respectively	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 141,609,336 shares and 151,124,543 shares outstanding at June 30, 2022 and December 31, 2021, respectively	1,415	1,511
Additional paid-in capital	2,985,666	3,317,072
Accumulated other comprehensive loss	(7,051)	(1,761)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,405,030	3,741,822
Non-controlling interest—members in consolidated real estate entities	384,707	402,971
Non-controlling interest—units in the operating partnership	58,992	52,199
Total equity	3,848,729	4,196,992
TOTAL LIABILITIES AND EQUITY	$9,050,638	$8,990,189

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Office
Rental	$211,836	$192,552	$418,028	$382,413
Service and other revenues	4,408	3,151	9,616	5,433
Total office revenues	216,244	195,703	427,644	387,846
Studio
Rental	13,438	11,551	26,832	23,704
Service and other revenues	21,748	8,348	41,467	17,171
Total studio revenues	35,186	19,899	68,299	40,875
Total revenues	251,430	215,602	495,943	428,721
OPERATING EXPENSES
Office operating expenses	78,558	69,111	152,189	135,673
Studio operating expenses	20,686	12,466	39,669	23,919
General and administrative	21,871	17,109	42,383	35,558
Depreciation and amortization	91,438	84,178	183,631	166,939
Total operating expenses	212,553	182,864	417,872	362,089
OTHER INCOME (EXPENSE)
Income from unconsolidated real estate entities	1,780	470	2,083	1,105
Fee income	1,140	797	2,211	1,645
Interest expense	(33,719)	(30,689)	(64,555)	(60,975)
Interest income	920	937	1,830	1,934
Management services reimbursement income—unconsolidated real estate entities	1,068	626	2,176	626
Management services expense—unconsolidated real estate entities	(1,068)	(626)	(2,176)	(626)
Transaction-related expenses	(1,126)	(1,064)	(1,382)	(1,064)
Unrealized (loss) gain on non-real estate investments	(1,818)	5,018	(168)	10,793
Impairment loss	(3,250)	—	(23,753)	—
Other income (expense)	742	(1,177)	1,594	(1,629)
Total other expenses	(35,331)	(25,708)	(82,140)	(48,191)
Net income (loss)	3,546	7,030	(4,069)	18,441
Net income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Net income attributable to Series C preferred shares	(5,047)	—	(10,337)	—
Net income attributable to participating securities	(300)	(276)	(594)	(554)
Net income attributable to non-controlling interest in consolidated real estate entities	(7,081)	(5,549)	(15,642)	(12,179)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,506	1,282	3,396	1,964
Net loss (income) attributable to common units in the operating partnership	93	(19)	323	(69)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,436)	$2,315	$(27,229)	$7,297

BASIC AND DILUTED PER SHARE AMOUNTS
Net (loss) income attributable to common stockholders—basic	$(0.05)	$0.02	$(0.19)	$0.05
Net (loss) income attributable to common stockholders—diluted	$(0.05)	$0.02	$(0.19)	$0.05
Weighted average shares of common stock outstanding—basic	143,816,698	151,169,612	146,487,388	150,997,564
Weighted average shares of common stock outstanding—diluted	143,816,698	152,683,463	146,487,388	151,302,845

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$3,546	$7,030	$(4,069)	$18,441
Currency translation adjustments	(7,088)	914	(8,449)	1,923
Net unrealized gains on derivative instruments:
Unrealized gains (losses)	1,516	(160)	4,560	(136)
Reclassification adjustment for realized (gains) losses	(916)	1,872	(1,495)	3,683
Total net unrealized gains on derivative instruments	600	1,712	3,065	3,547
Total other comprehensive (loss) income	(6,488)	2,626	(5,384)	5,470
Comprehensive (loss) income	(2,942)	9,656	(9,453)	23,911
Comprehensive income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Comprehensive income attributable to Series C preferred units	(5,047)	—	(10,337)	—
Comprehensive income attributable to participating securities	(300)	(276)	(594)	(554)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(7,081)	(5,549)	(15,642)	(12,179)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,506	1,282	3,396	1,964
Comprehensive loss (income) attributable to non-controlling interest in the operating partnership	206	(54)	417	(142)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,811)	$4,906	$(32,519)	$12,694

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2022
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, March 31, 2022	$425,000	144,559,168	$1,445	$3,063,500	$—	$(676)	$55,254	$398,941	$3,943,464
Contributions	—	—	—	—	—	—	—	12,833	12,833
Distributions	—	—	—	—	—	—	—	(34,148)	(34,148)
Transaction costs	—	—	—	(138)	—	—	—	—	(138)
Issuance of unrestricted stock	—	24,564	—	—	—	—	—	—	—
Shares repurchased	—	(2,105,359)	(21)	(37,185)	—	—	—	—	(37,206)
Accelerated share repurchase	—	(869,037)	(9)	9	—	—	—	—	—
Declared dividend	(5,047)	—	—	(42,863)	7,136	—	(679)	—	(41,453)
Amortization of stock-based compensation	—	—	—	2,343	—	—	4,623	—	6,966
Net income (loss)	5,047	—	—	—	(7,136)	—	(93)	7,081	4,899
Other comprehensive loss	—	—	—	—	—	(6,375)	(113)	—	(6,488)
Balance, June 30, 2022	$425,000	141,609,336	$1,415	$2,985,666	$—	$(7,051)	$58,992	$384,707	$3,848,729

Balance, December 31, 2021	$425,000	151,124,543	$1,511	$3,317,072	$—	$(1,761)	$52,199	$402,971	$4,196,992
Contributions	—	—	—	—	—	—	—	15,457	15,457
Distributions	—	—	—	—	—	—	—	(49,363)	(49,363)
Transaction costs	—	—	—	(214)	—	—	—	—	(214)
Issuance of unrestricted stock	—	32,861	—	—	—	—	—	—	—
Shares repurchased	—	(2,105,359)	(21)	(37,185)	—	—	—	—	(37,206)
Accelerated share repurchase	—	(7,442,709)	(75)	(199,925)	—	—	—	—	(200,000)
Declared dividend	(10,337)	—	—	(98,625)	26,635	—	(1,358)	—	(83,685)
Amortization of stock-based compensation	—	—	—	4,543	—	—	8,568	—	13,111
Net income (loss)	10,337	—	—	—	(26,635)	—	(323)	15,642	(979)
Other comprehensive loss	—	—	—	—	—	(5,290)	(94)	—	(5,384)
Balance, June 30, 2022	$425,000	141,609,336	$1,415	$2,985,666	$—	$(7,051)	$58,992	$384,707	$3,848,729

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2021
(unaudited, in thousands, except share data)

		Hudson Pacific Properties, Inc. Stockholders’ Equity					Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, March 31, 2021	$—	150,760,631	$1,508	$3,423,699	$—	$(5,327)	$39,787	$476,573	$3,936,240
Distributions	—	—	—	—	—	—	—	(14,646)	(14,646)
Proceeds from sale of common stock, net of transaction costs	—	1,526,163	15	44,805	—	—	—	—	44,820
Issuance of unrestricted stock	—	33,246	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(956)	—	—	—	—	—	—	—
Declared dividend	—	—	—	(35,591)	(2,591)	—	(560)	—	(38,742)
Amortization of stock-based compensation	—	—	—	2,243	—	—	5,106	—	7,349
Net income	—	—	—	—	2,591	—	19	5,549	8,159
Other comprehensive income	—	—	—	—	—	2,591	35	—	2,626
Balance, June 30, 2021	$—	152,319,084	$1,523	$3,435,156	$—	$(2,736)	$44,387	$467,476	$3,945,806

Balance, December 31, 2020	$—	151,401,365	$1,514	$3,469,758	$—	$(8,133)	$37,832	$467,009	$3,967,980
Contributions	—	—	—	—	—	—	—	15,016	15,016
Distributions	—	—	—	—	—	—	—	(26,728)	(26,728)
Proceeds from sale of common stock, net of transaction costs	—	1,526,163	15	44,805	—	—	—	—	44,820
Issuance of unrestricted stock	—	53,246	—	—	—	—	—	—	—
Shares repurchased	—	(632,109)	(6)	(14,750)	—	—	—	—	(14,756)
Shares withheld to satisfy tax withholding obligations	—	(29,581)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	—	(68,189)	(7,851)	—	(1,128)	—	(77,168)
Amortization of stock-based compensation	—	—	—	4,225	—	—	7,541	—	11,766
Net income	—	—	—	—	7,851	—	69	12,179	20,099
Other comprehensive income	—	—	—	—	—	5,397	73	—	5,470
Balance, June 30, 2021	$—	152,319,084	$1,523	$3,435,156	$—	$(2,736)	$44,387	$467,476	$3,945,806

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,069)	$18,441
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	183,631	166,939
Non-cash portion of interest expense	6,785	4,835
Amortization of stock-based compensation	11,322	9,878
Income from unconsolidated real estate entities	(2,083)	(1,105)
Unrealized loss (gain) on non-real estate investments	168	(10,793)
Straight-line rents	(27,621)	(13,114)
Straight-line rent expenses	844	737
Amortization of above- and below-market leases, net	(4,692)	(5,258)
Amortization of above- and below-market ground leases, net	1,355	1,175
Amortization of lease incentive costs	863	952
Distribution of income from unconsolidated entities	688	872
Gain on derivatives	(3,513)	—
Impairment loss	23,753	—
Change in operating assets and liabilities:
Accounts receivable	9,744	5,624
Deferred leasing costs and lease intangibles	(9,807)	(8,867)
Prepaid expenses and other assets	(13,220)	(14,899)
Accounts payable, accrued liabilities and other	18,250	25,301
Security deposits and prepaid rent	(2,256)	(7,787)
Net cash provided by operating activities	190,142	172,931
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(113,605)	(191,005)
Property acquisitions	(87,970)	—
Maturities of U.S. Government securities	129,300	2,889
Contributions to non-real estate investments	(11,974)	(8,514)
Distributions from non-real estate investments	329	—
Distributions from unconsolidated real estate entities	883	908
Contributions to unconsolidated real estate entities	(14,892)	(8,325)
Additions to non-real estate property, plant and equipment	(6,325)	—
Net cash used in investing activities	(104,254)	(204,047)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	389,327	86,850
Payments of unsecured and secured debt	—	(313)
Payments of in-substance defeased debt	(1,815)	(1,736)
Proceeds from sale of common stock	—	44,820
Transaction costs	(214)	—
Repurchases of common stock	(34,688)	(14,756)
Accelerated share repurchase	(200,000)	—
Dividends paid to common stock and unitholders	(73,348)	(77,168)
Dividends paid to preferred stock and unitholders	(12,924)	(306)
Contributions from redeemable non-controlling members in consolidated real estate entities	375	1,543
Distributions to redeemable non-controlling members in consolidated real estate entities	(8)	(8)
Contributions from non-controlling members in consolidated real estate entities	15,457	15,016
Distributions to non-controlling members in consolidated real estate entities	(49,363)	(26,728)
Payments to satisfy tax withholding obligations	—	(693)
Net cash provided by financing activities	32,799	26,521
Net increase (decrease) in cash and cash equivalents and restricted cash	118,687	(4,595)
Cash and cash equivalents and restricted cash—beginning of period	196,876	149,540
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$315,563	$144,945

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Investment in real estate, at cost	$8,562,340	$8,361,477
Accumulated depreciation and amortization	(1,413,526)	(1,283,774)
Investment in real estate, net	7,148,814	7,077,703
Non-real estate property, plant and equipment, net	60,222	58,469
Cash and cash equivalents	266,538	96,555
Restricted cash	49,025	100,321
Accounts receivable, net	15,602	25,339
Straight-line rent receivables, net	269,015	240,306
Deferred leasing costs and intangible assets, net	336,439	341,444
U.S. Government securities	—	129,321
Operating lease right-of-use assets	299,673	287,041
Prepaid expenses and other assets, net	99,151	119,000
Investment in unconsolidated real estate entities	161,845	154,731
Goodwill	109,473	109,439
Assets associated with real estate held for sale	234,841	250,520
TOTAL ASSETS	$9,050,638	$8,990,189

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$4,129,034	$3,733,903
In-substance defeased debt	126,397	128,212
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	313,572	300,959
Operating lease liabilities	307,072	293,596
Intangible liabilities, net	37,485	42,290
Security deposits and prepaid rent	82,906	84,939
Liabilities associated with real estate held for sale	3,072	3,898
Total liabilities	5,065,674	4,653,933

Commitments and contingencies (note 22)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	126,420	129,449

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 outstanding at June 30, 2022 and December 31, 2021, respectively	425,000	425,000
Common units, 143,455,600 and 152,967,441 outstanding at June 30, 2022 and December 31, 2021, respectively	3,046,185	3,370,800
Accumulated other comprehensive loss	(7,163)	(1,779)
Total Hudson Pacific Properties, L.P. partners’ capital	3,464,022	3,794,021
Non-controlling interest—members in consolidated real estate entities	384,707	402,971
Total capital	3,848,729	4,196,992
TOTAL LIABILITIES AND CAPITAL	$9,050,638	$8,990,189

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Office
Rental	$211,836	$192,552	$418,028	$382,413
Service and other revenues	4,408	3,151	9,616	5,433
Total office revenues	216,244	195,703	427,644	387,846
Studio
Rental	13,438	11,551	26,832	23,704
Service and other revenues	21,748	8,348	41,467	17,171
Total studio revenues	35,186	19,899	68,299	40,875
Total revenues	251,430	215,602	495,943	428,721
OPERATING EXPENSES
Office operating expenses	78,558	69,111	152,189	135,673
Studio operating expenses	20,686	12,466	39,669	23,919
General and administrative	21,871	17,109	42,383	35,558
Depreciation and amortization	91,438	84,178	183,631	166,939
Total operating expenses	212,553	182,864	417,872	362,089
OTHER INCOME (EXPENSE)
Income from unconsolidated real estate entities	1,780	470	2,083	1,105
Fee income	1,140	797	2,211	1,645
Interest expense	(33,719)	(30,689)	(64,555)	(60,975)
Interest income	920	937	1,830	1,934
Management services reimbursement income—unconsolidated real estate entities	1,068	626	2,176	626
Management services expense—unconsolidated real estate entities	(1,068)	(626)	(2,176)	(626)
Transaction-related expenses	(1,126)	(1,064)	(1,382)	(1,064)
Unrealized (loss) gain on non-real estate investments	(1,818)	5,018	(168)	10,793
Impairment loss	(3,250)	—	(23,753)	—
Other income (expense)	742	(1,177)	1,594	(1,629)
Total other expenses	(35,331)	(25,708)	(82,140)	(48,191)
Net income (loss)	3,546	7,030	(4,069)	18,441
Net income attributable to non-controlling interest in consolidated real estate entities	(7,081)	(5,549)	(15,642)	(12,179)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,506	1,282	3,396	1,964
Net (loss) income attributable to Hudson Pacific Properties, L.P.	(2,029)	2,763	(16,315)	8,226
Net income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Net income attributable to Series C preferred units	(5,047)	—	(10,337)	—
Net income attributable to participating securities	(300)	(276)	(594)	(554)
NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(7,529)	$2,334	$(27,552)	$7,366

BASIC AND DILUTED PER UNIT AMOUNTS
Net (loss) income attributable to common unitholders—basic	$(0.05)	$0.02	$(0.19)	$0.05
Net (loss) income attributable to common unitholders—diluted	$(0.05)	$0.02	$(0.19)	$0.05
Weighted average shares of common units outstanding—basic	145,662,962	152,551,236	148,332,424	152,369,823
Weighted average shares of common units outstanding—diluted	145,662,962	152,683,463	148,332,424	152,675,104
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$3,546	$7,030	$(4,069)	$18,441
Currency translation adjustments	(7,088)	914	(8,449)	1,923
Net unrealized gains on derivative instruments:
Unrealized gains (losses)	1,516	(160)	4,560	(136)
Reclassification adjustment for realized (gains) losses	(916)	1,872	(1,495)	3,683
Total net unrealized gains on derivative instruments	600	1,712	3,065	3,547
Total other comprehensive (loss) income	(6,488)	2,626	(5,384)	5,470
Comprehensive (loss) income	(2,942)	9,656	(9,453)	23,911
Comprehensive income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Comprehensive income attributable to Series C preferred units	(5,047)	—	(10,337)	—
Comprehensive income attributable to participating securities	(300)	(276)	(594)	(554)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(7,081)	(5,549)	(15,642)	(12,179)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,506	1,282	3,396	1,964
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(14,017)	$4,960	$(32,936)	$12,836

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2022
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, March 31, 2022	$425,000	146,405,432	$3,120,198	$(675)	$3,544,523	$398,941	$3,943,464
Contributions	—	—	—	—	—	12,833	12,833
Distributions	—	—	—	—	—	(34,148)	(34,148)
Transaction costs	—	—	(138)	—	(138)	—	(138)
Issuance of unrestricted units	—	24,564	—	—	—	—	—
Repurchase of common units	—	(2,974,396)	(37,206)	—	(37,206)	—	(37,206)
Declared distributions	(5,047)	—	(36,406)	—	(41,453)	—	(41,453)
Amortization of unit-based compensation	—	—	6,966	—	6,966	—	6,966
Net income (loss)	5,047	—	(7,229)	—	(2,182)	7,081	4,899
Other comprehensive loss	—	—	—	(6,488)	(6,488)	—	(6,488)
Balance, June 30, 2022	$425,000	143,455,600	$3,046,185	$(7,163)	$3,464,022	$384,707	$3,848,729

Balance, December 31, 2021	$425,000	152,967,441	$3,370,800	$(1,779)	$3,794,021	$402,971	$4,196,992
Contributions	—	—	—	—	—	15,457	15,457
Distributions	—	—	—	—	—	(49,363)	(49,363)
Transaction costs	—	—	(214)	—	(214)	—	(214)
Issuance of unrestricted units	—	36,227	—	—	—	—	—
Repurchase of common units	—	(9,548,068)	(237,206)	—	(237,206)	—	(237,206)
Declared distributions	(10,337)	—	(73,348)	—	(83,685)	—	(83,685)
Amortization of unit-based compensation	—	—	13,111	—	13,111	—	13,111
Net income (loss)	10,337	—	(26,958)	—	(16,621)	15,642	(979)
Other comprehensive loss	—	—	—	(5,384)	(5,384)	—	(5,384)
Balance, June 30, 2022	$425,000	143,455,600	$3,046,185	$(7,163)	$3,464,022	$384,707	$3,848,729

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2021
(unaudited, in thousands, except share data)

		Hudson Pacific Properties, L.P. Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, March 31, 2021	$—	152,142,255	$3,465,069	$(5,402)	$3,459,667	$476,573	$3,936,240
Distributions	—	—	—	—	—	(14,646)	(14,646)
Proceeds from sale of common units, net of transaction costs	—	1,526,163	44,820	—	44,820	—	44,820
Issuance of unrestricted units	—	33,246	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(956)	—	—	—	—	—
Declared distributions	—	—	(38,742)	—	(38,742)	—	(38,742)
Amortization of unit-based compensation	—	—	7,349	—	7,349	—	7,349
Net income	—	—	2,610	—	2,610	5,549	8,159
Other comprehensive income	—	—	—	2,626	2,626	—	2,626
Balance, June 30, 2021	$—	153,700,708	$3,481,106	$(2,776)	$3,478,330	$467,476	$3,945,806

Balance, December 31, 2020	$—	152,722,448	$3,509,217	$(8,246)	$3,500,971	$467,009	$3,967,980
Contributions	—	—	—	—	—	15,016	15,016
Distributions	—	—	—	—	—	(26,728)	(26,728)
Proceeds from sale of common units, net of transaction costs	—	1,526,163	44,820	—	44,820	—	44,820
Issuance of unrestricted units	—	113,787	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(29,581)	(693)	—	(693)	—	(693)
Repurchase of common units	—	(632,109)	(14,756)	—	(14,756)	—	(14,756)
Declared distributions	—	—	(77,168)	—	(77,168)	—	(77,168)
Amortization of unit-based compensation	—	—	11,766	—	11,766	—	11,766
Net income	—	—	7,920	—	7,920	12,179	20,099
Other comprehensive income	—	—	—	5,470	5,470	—	5,470
Balance, June 30, 2021	$—	153,700,708	$3,481,106	$(2,776)	$3,478,330	$467,476	$3,945,806

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,069)	$18,441
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	183,631	166,939
Non-cash portion of interest expense	6,785	4,835
Amortization of unit-based compensation	11,322	9,878
Income from unconsolidated real estate entities	(2,083)	(1,105)
Unrealized loss (gain) on non-real estate investments	168	(10,793)
Straight-line rents	(27,621)	(13,114)
Straight-line rent expenses	844	737
Amortization of above- and below-market leases, net	(4,692)	(5,258)
Amortization of above- and below-market ground leases, net	1,355	1,175
Amortization of lease incentive costs	863	952
Distribution of income from unconsolidated entities	688	872
Gain on derivatives	(3,513)	—
Impairment loss	23,753	—
Change in operating assets and liabilities:
Accounts receivable	9,744	5,624
Deferred leasing costs and lease intangibles	(9,807)	(8,867)
Prepaid expenses and other assets	(13,220)	(14,899)
Accounts payable, accrued liabilities and other	18,250	25,301
Security deposits and prepaid rent	(2,256)	(7,787)
Net cash provided by operating activities	190,142	172,931
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate	(113,605)	(191,005)
Property acquisitions	(87,970)	—
Maturities of U.S. Government securities	129,300	2,889
Contributions to non-real estate investments	(11,974)	(8,514)
Distributions from non-real estate investments	329	—
Distributions from unconsolidated real estate entities	883	908
Contributions to unconsolidated real estate entities	(14,892)	(8,325)
Additions to of non-real estate property, plant and equipment	(6,325)	—
Net cash used in investing activities	(104,254)	(204,047)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	389,327	86,850
Payments of unsecured and secured debt	—	(313)
Payments of in-substance defeased debt	(1,815)	(1,736)
Proceeds from sale of common units	—	44,820
Transaction costs	(214)	—
Repurchases of common units	(234,688)	(14,756)
Distributions paid to common unitholders	(73,348)	(77,168)
Distributions paid to preferred unitholders	(12,924)	(306)
Contributions from redeemable non-controlling members in consolidated real estate entities	375	1,543
Distributions to redeemable non-controlling members in consolidated real estate entities	(8)	(8)
Contributions from non-controlling members in consolidated real estate entities	15,457	15,016
Distributions to non-controlling members in consolidated real estate entities	(49,363)	(26,728)
Payments to satisfy tax withholding obligations	—	(693)
Net cash provided by financing activities	32,799	26,521
Net increase (decrease) in cash and cash equivalents and restricted cash	118,687	(4,595)
Cash and cash equivalents and restricted cash—beginning of period	196,876	149,540
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$315,563	$144,945

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

The Company’s portfolio consists of properties located throughout Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of June 30, 2022:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	53	14,284,439
Studio	3	1,255,698
Land	6	2,512,242
Total consolidated portfolio	62	18,052,379
Unconsolidated portfolio(1)
Office(2)	1	1,507,814
Studio(3)	1	241,000
Land(4)	2	1,617,347
Total unconsolidated portfolio	4	3,366,161
TOTAL(5)	66	21,418,540
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
2.Includes Bentall Centre.
3.Includes Sunset Glenoaks Studios.
4.Includes land for the Burrard Exchange at Bentall Centre and Sunset Waltham Cross Studios.
5.Includes repositioning, redevelopment, development and held for sale properties.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of June 30, 2022, the Company has determined that its operating partnership and 19 joint ventures met the definition of a VIE. 13 of these joint ventures are consolidated and six are unconsolidated.

Consolidated Joint Ventures

As of June 30, 2022, the operating partnership has determined that 13 of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	One Westside and 10850 Pico	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%
Sunset Bronson Entertainment Properties, LLC	Sunset Bronson Studios, ICON, CUE	51.0%
Sunset Gower Entertainment Properties, LLC	Sunset Gower Studios	51.0%
Sunset 1440 North Gower Street, LLC	Sunset Gower Studios	51.0%
Sunset Las Palmas Entertainment Properties, LLC	Sunset Las Palmas Studios, Harlow	51.0%
Sunset Services Holdings, LLC	None(1)	51.0%
Sunset Studios Holdings, LLC	EPIC	51.0%
Hudson Media and Entertainment Management, LLC	None(2)	51.0%
Hudson 6040 Sunset, LLC	6040 Sunset	51.0%
Hudson 1918 Eighth, L.P.	1918 Eighth	55.0%
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
As of June 30, 2022 and December 31, 2021, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of June 30, 2022, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

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

Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements relate to ground leases and facility leases and are reflected in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Consolidated Balance Sheets. For leases with a term of 12 months or less the Company makes an accounting policy election, by class of underlying asset, not to recognize ROU assets and lease liabilities. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.6%. ROU assets also include any lease

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 28 years as of June 30, 2022.

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

Revenue Stream	Components	Financial Statement Location
Rental revenues	Office, stage and storage rentals	Office and Studio segments: rental
Tenant recoveries and other tenant-related revenues	Reimbursement of real estate taxes, insurance, repairs and maintenance, other operating expenses and must-take parking revenues	Office segment: rental Studio segment: rental and service and other revenues
Ancillary revenues	Revenues derived from tenants’ use of power, HVAC and telecommunications (i.e., telephone and internet) and lighting, equipment and vehicle rentals	Studio segment: service and other revenues
Other revenues	Parking revenue that is not associated with lease agreements and other	Office and Studio segments: service and other revenues
Sale of real estate	Gains on sales derived from cash consideration less cost basis	Gains on sale of real estate
Management fee income	Income derived from management services provided to unconsolidated joint venture entities	Fee income
Management services reimbursement income	Reimbursement of costs incurred by the Company in the management of unconsolidated joint venture entities	Management services reimbursement income—unconsolidated real estate entities

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Ancillary revenues	$20,476	$7,093	$38,963	$14,633
Other revenues	$5,277	$3,923	$11,204	$6,965
Studio-related tenant recoveries	$403	$483	$916	$1,006
Management fee income	$1,140	$797	$2,211	$1,645
Management services reimbursement income	$1,068	$626	$2,176	$626

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	June 30, 2022	December 31, 2021
Ancillary revenues	$9,933	$7,381
Other revenues	$1,669	$1,078

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

The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized for the excess up to the amount of goodwill assigned to the reporting unit. Alternatively, the Company may bypass a qualitative

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
assessment and proceed directly to a quantitative assessment. As of June 30, 2022 and December 31, 2021, the carrying value of goodwill was $109.5 million and $109.4 million, respectively. No impairment indicators have been identified during the three and six months ended June 30, 2022 and 2021.

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

The terms of the Zio securities purchase agreement require the Company to pay up to $35.0 million of additional consideration to the business’s former shareholders, subject to certain performance thresholds being met, of which $15.0 million has been paid through June 30, 2022.

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

Goodwill of $70.6 million and $30.1 million for the Zio and Star Waggons acquisitions, respectively, was recognized on the respective Acquisition Dates. The goodwill recognized is attributable to expected synergies and the assembled workforce of Zio and Star Waggons. The goodwill has been allocated to the studio services reporting unit. Goodwill is deductible for tax purposes and as a result, deferred taxes have been recorded. As of June 30, 2022, there were no changes in the recognized amounts of goodwill resulting from the acquisitions.

4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	June 30, 2022	December 31, 2021
Land	$1,395,528	$1,313,385
Building and improvements	6,277,927	6,241,254
Tenant improvements	813,741	786,991
Furniture and fixtures	10,940	14,020
Property under development	64,204	5,827
INVESTMENT IN REAL ESTATE, AT COST	$8,562,340	$8,361,477

Acquisitions of Real Estate

On April 27, 2022, the Company completed its previously announced acquisition of Washington 1000, a fully entitled office development site in Seattle, Washington for a total purchase price of $85.6 million, before certain credits, prorations and closing costs.

On May 19, 2022, the Company purchased a parcel of land at Sunset Gower Studios that was previously encumbered by a ground lease for a total purchase price of $22.0 million, before certain credits, prorations and closing costs.

The following table represents the Company’s final purchase price accounting for the Washington 1000 and Sunset Gower Studios land acquisitions:

	Washington 1000	Sunset Gower Studios Land
TOTAL ACQUISITION COST(1)	$86,313	$22,156

Allocation of acquisition cost
Land	$59,987	$22,156
Building	11,053	—
Parking easement(2)	15,273	—
TOTAL	$86,313	$22,156
_____________
1.Includes capitalized transaction-related expenses.
2.Parking easement has an indefinite useful life and is recorded in deferred leasing costs and intangible assets, net on the Consolidated Balance Sheet.

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

During the three and six months ended June 30, 2022, the Company recorded $3.3 million and $15.3 million, respectively, of impairment charges related to the tangible and intangible assets of its Del Amo office property, which is classified as held for sale as of June 30, 2022 and December 31, 2021, due to a reduction in the estimated fair value of the property. The estimated fair value of $2.75 million was based on the estimated sales price of the property, which is classified within Level 2 of the fair value hierarchy. The Company did not recognize impairment charges during the six months ended June 30, 2021.

Dispositions of Real Estate

The Company had no dispositions of real estate during the six months ended June 30, 2022 and 2021.

Held for Sale

The Company had four properties classified as held for sale as of June 30, 2022 and December 31, 2021. The properties were identified as non-strategic assets to the Company’s portfolio and are included in the Company’s Office segment.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of June 30, 2022:

	Northview Center	Skyway Landing	Del Amo	6922 Hollywood
ASSETS
Investment in real estate, net	$40,532	$89,922	$2,371	$91,402
Accounts receivable, net	179	99	—	52
Straight-line rent receivables, net	1,047	613	—	4,526
Deferred leasing costs and intangible assets, net	1,070	501	330	2,006
Prepaid expenses and other assets, net	19	44	8	120
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$42,847	$91,179	$2,709	$98,106

LIABILITIES
Accounts payable, accrued liabilities and other	$94	$273	$14	$858
Intangible liabilities, net	—	—	—	96
Security deposits and prepaid rent	913	408	—	416
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$1,007	$681	$14	$1,370

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the components of assets and liabilities associated with real estate held for sale as of December 31, 2021:

	Northview Center	Skyway Landing	Del Amo	6922 Hollywood
ASSETS
Investment in real estate, net	$40,338	$89,873	$15,213	$91,353
Accounts receivable, net	95	142	—	103
Straight-line rent receivables, net	901	1,659	—	4,714
Deferred leasing costs and intangible assets, net	751	450	2,742	1,999
Prepaid expenses and other assets, net	—	—	—	187
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$42,085	$92,124	$17,955	$98,356

LIABILITIES
Accounts payable, accrued liabilities and other	$184	$273	$12	$1,372
Intangible liabilities, net	—	—	—	96
Security deposits and prepaid rent	395	1,205	—	361
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$579	$1,478	$12	$1,829

5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	June 30, 2022	December 31, 2021
Trailers	$38,304	$35,181
Leasehold improvements	17,113	15,267
Trucks and other vehicles	12,953	12,204
Furniture, fixtures and equipment	5,718	4,592
Other equipment	4,125	4,605
Non-real estate property, plant and equipment, at cost	78,213	71,849
Accumulated depreciation	(17,991)	(13,380)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$60,222	$58,469

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from 5 to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. See Note 4 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the six months ended June 30, 2022 and 2021.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6. Investment in Unconsolidated Real Estate Entities

The following table summarizes the Company’s investments in unconsolidated joint ventures:

Property	Property Type	Submarket	Ownership Interest	Functional Currency
Sunset Waltham Cross Studios	Development	Broxbourne, United Kingdom	35%	Pound sterling	(1)
Sunset Glenoaks Studios	Development	Los Angeles	50%	U.S. dollar	(2)
Bentall Centre	Operating Property	Downtown Vancouver	20%	Canadian dollar	(2)(4)
__________________
1.On July 29, 2021, the Company purchased 35% of the ownership interests in the joint venture that owns the Sunset Waltham Cross Studios development. The Company also owns 35% of the ownership interests in the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity.
2.The Company serves as the operating member of this joint venture.
3.The Company has provided various guarantees for this joint venture’s construction loan, including a completion guarantee, equity guarantee and recourse carve-out guarantee.
4.The Company has guaranteed $102.7 million of this joint venture’s debt.

The Company’s maximum exposure related to its unconsolidated joint ventures is limited to its investment. The Company’s investments in foreign real estate entities are subject to foreign currency fluctuation risk. Such investments are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. The Company’s share of the income (loss) from foreign unconsolidated real estate entities is translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive loss as a separate component of total equity and are excluded from net income.

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.3 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	June 30, 2022	December 31, 2021
ASSETS
Investment in real estate, net	$1,054,064	$1,048,593
Other assets	67,985	57,232
TOTAL ASSETS	$1,122,049	$1,105,825

LIABILITIES
Secured debt, net	$524,041	$516,153
Other liabilities	45,554	40,307
TOTAL LIABILITIES	569,595	556,460

Company’s capital(1)	153,358	148,914
Partner’s capital	399,096	400,451
TOTAL CAPITAL	552,454	549,365

TOTAL LIABILITIES AND CAPITAL	$1,122,049	$1,105,825
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the income from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2021	2020
TOTAL REVENUES	$26,915	$20,041	$46,447	$39,427

TOTAL EXPENSES	17,873	17,728	35,651	33,972

NET INCOME	$9,042	$2,313	$10,796	$5,455

7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	June 30, 2022	December 31, 2021
Deferred leasing costs and in-place lease intangibles	$335,758	$331,149
Accumulated amortization	(137,063)	(126,423)
Deferred leasing costs and in-place lease intangibles, net	198,695	204,726
Below-market ground leases	79,562	79,562
Accumulated amortization	(16,603)	(15,233)
Below-market ground leases, net	62,959	64,329
Above-market leases	725	1,334
Accumulated amortization	(270)	(782)
Above-market leases, net	455	552
Customer relationships	52,500	52,500
Accumulated amortization	(6,434)	(2,684)
Customer relationships, net	46,066	49,816
Non-competition agreements	5,300	5,300
Accumulated amortization	(909)	(379)
Non-competition agreements, net	4,391	4,921
Trade name	8,600	17,100
Parking easement	15,273	—
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$336,439	$341,444

Below-market leases	$63,278	$75,827
Accumulated amortization	(26,560)	(34,326)
Below-market leases, net	36,718	41,501
Above-market ground leases	1,095	1,095
Accumulated amortization	(328)	(306)
Above-market ground leases, net	767	789
INTANGIBLE LIABILITIES, NET	$37,485	$42,290

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Deferred leasing costs and in-place lease intangibles(1)	$(9,788)	$(11,654)	$(20,207)	$(23,221)
Below-market ground leases(2)	$(698)	$(598)	$(1,377)	$(1,197)
Above-market leases(3)	$(23)	$(76)	$(91)	$(500)
Customer relationships(4)	$(1,875)	$—	$(3,750)	$—
Non-competition agreements(1)	$(265)	$—	$(530)	$—
Below-market leases(3)	$1,976	$2,815	$4,783	$5,758
Above-market ground leases(2)	$11	$11	$22	$22
__________________
1.Amortization is recorded in depreciation and amortization expenses and for lease incentive costs in office rental revenues in the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.
3.Amortization is recorded in office rental revenues in the Consolidated Statements of Operations.

During the six months ended June 30, 2022, the Company recognized an $8.5 million impairment of the Zio trade name within impairment loss on the Consolidated Statement of Operations. The impairment is related to the announced rebranding and integration of Zio into the Company’s existing Sunset Studios platform, after which the Company will no longer use the Zio trade name.

During the three and six months ended June 30, 2022, the Company recognized an impairment loss of $0.5 million and $2.4 million, respectively, related to the below-market ground lease at its Del Amo office property. See Note 4 for details. The loss is recorded within impairment loss on the Consolidated Statements of Operations.
8. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to service revenues are discussed in the Company’s 2021 Annual Report on Form 10-K.

Accounts Receivable

As of June 30, 2022, accounts receivable was $15.8 million and there was a $0.2 million allowance for doubtful accounts. As of December 31, 2021, accounts receivable was $25.5 million and there was $0.2 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of June 30, 2022, straight-line rent receivables was $269.0 million and there was no allowance for doubtful accounts. As of December 31, 2021, straight-line rent receivables was $240.3 million and there was no allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
9. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	June 30, 2022	December 31, 2021
Deposits and pre-development costs for future acquisitions	$—	$47,605
Prepaid insurance	16,830	5,442
Non-real estate investments	44,302	31,447
Stock purchase warrant	286	1,664
Deferred financing costs	6,805	7,750
Prepaid property tax	—	2,192
Interest rate derivative assets	4,411	368
Inventory	1,981	1,578
Other	24,536	20,954
PREPAID EXPENSES AND OTHER ASSETS, NET	$99,151	$119,000

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized (loss) gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $1.4 million and an unrealized gain of $1.2 million on its non-real estate investments due to the observable changes in fair value during the three and six months ended June 30, 2022, respectively. The Company recognized an unrealized gain of $5.1 million and $9.0 million on its non-real estate investments due to the observable changes in fair value during the three and six months ended June 30, 2021, respectively.

Stock Purchase Warrant

The Company holds an investment in a stock purchase warrant that gives the Company the right to purchase a fixed number of shares of common stock of a non-real estate investee. The warrant meets the definition of a derivative and is measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative asset are included in unrealized (loss) gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $0.4 million and $1.4 million due to the change in the fair value of the stock purchase warrant during the three and six months ended June 30, 2022, respectively. The Company recognized an unrealized loss of $0.1 million and an unrealized gain of $1.8 million due to the change in the fair value of the stock purchase warrant during the three and six months ended June 30, 2021, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
10. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	June 30, 2022	December 31, 2021	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)(5)	$485,000	$125,000	LIBOR + 1.05% to 1.50%	12/21/2026	(6)
Series A notes(7)	110,000	110,000	4.34%	1/2/2023
Series B notes(7)	259,000	259,000	4.69%	12/16/2025
Series C notes(7)	56,000	56,000	4.79%	12/16/2027
Series D notes(8)	150,000	150,000	3.98%	7/6/2026
Series E notes(9)	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
Total unsecured debt	2,410,000	2,050,000

Secured debt
Hollywood Media Portfolio	$1,100,000	$1,100,000	LIBOR + 1.17%	8/9/2026	(10)
Acquired Hollywood Media Portfolio debt	(209,814)	(209,814)	LIBOR + 1.55%	8/9/2026	(10)
Hollywood Media Portfolio, net(11)(12)	890,186	890,186
One Westside and 10850 Pico(13)	270,714	241,388	LIBOR + 1.70%	12/18/2024	(14)
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(15)	314,300	314,300	LIBOR + 1.30%	12/18/2025
Hill7(16)	101,000	101,000	3.38%	11/6/2028
Total secured debt	1,744,200	1,714,874
Total unsecured and secured debt	4,154,200	3,764,874
Unamortized deferred financing costs/loan discounts(17)	(25,166)	(30,971)
TOTAL UNSECURED AND SECURED DEBT, NET	$4,129,034	$3,733,903

IN-SUBSTANCE DEFEASED DEBT(18)(19)	$126,397	$128,212	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(20)	$66,136	$66,136	4.50%	10/9/2032	(21)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2022, which may be different than the interest rates as of December 31, 2021 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% to 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of June 30, 2022, no such election had been made and the unsecured revolving credit facility bore interest at LIBOR + 1.20%.
4.The Company has a total capacity of $1.0 billion available under its unsecured revolving credit facility, up to $250.0 million of which can be used for borrowings in pounds sterling or Canadian dollars.
5.On July 19, 2022, the Company made a $20.0 million repayment on this facility.
6.Includes the option to extend the initial maturity date of December 21, 2025 twice for an additional six-month term each.
7.The notes pay interest semi-annually on the 16th day of June and December in each year until maturity.
8.The notes pay interest semi-annually on the 6th day of January and July in each year until maturity.
9.The notes pay interest semi-annually on the 15th day of March and September in each year until maturity.
10.Includes the option to extend the initial maturity date of August 9, 2023 three times for an additional one-year term each.
11.The Company owns 51% of the ownership interests in the consolidated joint venture that owns the Hollywood Media Portfolio. The joint venture holds a $1.1 billion mortgage loan secured by the Hollywood Media Portfolio. The effective interest rate on the loan is LIBOR + 1.17% until August 9, 2022, at which time the effective interest rate will decrease to LIBOR + 0.99%. The Company purchased bonds comprising the loan in the amount of $209.8 million.
12.The interest rate on a portion of the outstanding loan balance has been effectively fixed through the use of an interest rate swap under the first payments approach. As of June 30, 2022, the LIBOR component of the interest rate was fixed at 1.43% with respect to $125.0 million of the loan secured by the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Hollywood Media Portfolio. Additionally, the interest on the full principal amount has been effectively capped at 4.67% per annum through the use of an interest rate cap.
13.The Company has the ability to draw up to $414.6 million under the construction loan secured by the One Westside and 10850 Pico properties.
14.Includes the option to extend the initial maturity date of December 18, 2023 twice for an additional six-month term each.
15.The Company owns 55% of the ownership interests in the consolidated joint venture that owns the 1918 Eighth property. The full amount of the loan is shown. This loan is interest-only through its term.
16.The Company owns 55% of the ownership interests in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
17.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. See Note 9 for details.
18.The Company owns 75% of the ownership interests in the joint venture that owns the One Westside and 10850 Pico properties. The full amount of the loan is shown. Monthly debt service includes debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.
19.This loan was repaid in full on July 1, 2022.
20.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property.
21.Includes the option to extend the initial maturity date of October 9, 2028 twice for an additional two-year term each.

Current Year Activity

During the six months ended June 30, 2022, there were $360.0 million in borrowings on the unsecured revolving credit facility. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of June 30, 2022:

Year	Unsecured and Secured Debt	In-substance Defeased Debt(1)	Joint Venture Partner Debt
Remaining 2022	$—	$126,397	$—
2023	160,000	—	—
2024	270,714	—	—
2025	741,300	—	—
2026	1,525,186	—	—
Thereafter	1,457,000	—	66,136
TOTAL	$4,154,200	$126,397	$66,136
_________________
1.This loan was repaid in full on July 1, 2022.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes existing covenants and their covenant levels as of June 30, 2022 related to our unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	41.9%
Unsecured indebtedness to unencumbered asset value	≤ 60%	39.2%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.4x
Secured indebtedness to total asset value	≤ 45%	18.8%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.7x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of June 30, 2022:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	44.6%
Total unencumbered assets to unsecured debt	≥ 150%	255.2%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	3.7x
Secured debt to total assets	≤ 45%	19.4%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes and 4.65% Senior Notes.

The operating partnership was in compliance with its financial covenants as of June 30, 2022.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company guarantees the operating partnership’s unsecured debt.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross interest expense(1)	$33,916	$33,889	$64,647	$67,429
Capitalized interest	(3,592)	(5,618)	(6,877)	(11,289)
Amortization of deferred financing costs and loan discounts/premiums	3,395	2,418	6,785	4,835
INTEREST EXPENSE	$33,719	$30,689	$64,555	$60,975
_________________
1.Includes interest on the Company’s debt and hedging activities.

11. Derivatives

The Company enters into derivatives in order to hedge interest rate risk.

The Company had one interest rate swap with an aggregate notional amount of $0.1 billion as of June 30, 2022 and three interest rate swaps with aggregate notional amounts of $0.5 billion as of December 31, 2021. These derivatives were designated as effective cash flow hedges for accounting purposes. The Company had one interest rate cap contract with an aggregate notional amount of $1.1 billion as of June 30, 2022 and December 31, 2021. The interest rate cap is not designated under hedge accounting

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
and is accounted for under mark-to-market accounting. Derivative assets are recorded in prepaid expenses and other assets and derivative liabilities are recorded in accounts payable, accrued liabilities and other on the Consolidated Balance Sheets.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of June 30, 2022 and December 31, 2021:

					Interest Rate Range(1)		Fair Value Assets (Liabilities)
Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Low	High	June 30, 2022	December 31, 2021
Interest rate swaps
Hollywood Media Portfolio(2)	2	$350,000	April 2015	April 2022	2.96%	3.46%	$—	$(1,413)
Hollywood Media Portfolio(2)	1	125,000	June 2016	November 2022	2.63%	3.13%	496	(1,122)
Interest rate cap					Strike rate
Hollywood Media Portfolio	1	1,100,000	August 2021	August 2023	3.50%		$3,915	368
TOTAL							$4,411	$(2,167)
_____________
1.The rate is based on the fixed rate from the swap and the spread based on the operating partnership’s leverage ratio.
2.The swaps were designated under the first payments approach within hedge accounting, where the Company elected to designate a cash flow (LIBOR-based interest payments) instead of a specific piece of debt.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of June 30, 2022, the Company expects $0.3 million of unrealized gain included in accumulated other comprehensive loss will be reclassified as a decrease to interest expense in the next 12 months.

12. U.S. Government Securities

The acquisition of the One Westside and 10850 Pico properties in 2018 included the assumption of debt that was, in substance, defeased through the purchase of U.S. Government-backed securities. The securities were held to maturity and were carried at amortized cost on the Consolidated Balance Sheet. The remaining securities matured during the three months ended June 30, 2022, resulting in a balance of $0 as of June 30, 2022, as compared to a balance of $129.3 million as of December 31, 2021.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2022, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2017. The Company has assessed its tax positions for all open years, which as of June 30, 2022 included 2018 to 2020 for federal purposes and 2017 to 2020 for state purposes, and concluded that there are no material uncertainties to be recognized.

14. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2022 to 2040.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of June 30, 2022:

Year Ended	Non-cancellable	Subject to Early Termination Options	Total (1)
Remaining 2022	$325,859	$2,084	$327,943
2023	630,153	2,252	632,405
2024	566,960	4,928	571,888
2025	421,529	40,735	462,264
2026	357,658	53,424	411,082
Thereafter	1,346,758	187,697	1,534,455
TOTAL	$3,648,917	$291,120	$3,940,037
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 13 ground leases, four facility leases and three office leases as of June 30, 2022. The Company’s operating lease obligations have expiration dates ranging from 2023 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of June 30, 2022, the present value of the remaining contractual payments of $641.9 million under the Company’s operating lease agreements was $307.1 million. The corresponding operating lease right-of-use assets amounted to $299.7 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of June 30, 2022:

Year	Lease Payments(1)
Remaining 2022	$11,398
2023	22,729
2024	22,721
2025	22,758
2026	22,449
Thereafter	539,799
Total operating lease payments	641,854
Less: interest portion	(334,782)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$307,072
_____________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Variable rental expense	$2,381	$2,494	$4,486	$5,108
Minimum rental expense	$6,131	$5,551	$12,281	$10,542

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$4,411	$—	$4,411	$—	$368	$—	$368
Interest rate derivative liabilities(2)	$—	$—	$—	$—	$—	$(2,535)	$—	$(2,535)
Non-real estate investments measured at fair value(1)	$437	$25	$—	$462	$1,915	$1,568	$—	$3,483
Stock purchase warrant(1)	$—	$286	$—	$286	$—	$1,664	$—	$1,664
Earnout liability(2)(3)	$—	$—	$(7,543)	$(7,543)	$—	$—	$(11,383)	$(11,383)
Non-real estate investments measured at NAV(1)(4)	$—	$—	$—	$43,840	$—	$—	$—	$27,964
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

Level 1 items include an investment in common stock of a publicly traded company which is valued on a quarterly basis using the closing stock price. Level 2 items include an interest rate cap and swaps which are valued on a quarterly basis using a linear regression model, as well as investments in preferred stock and warrants of a publicly traded company value which are valued on a quarterly basis using the closing stock price and a Black-Scholes model, respectively. Level 3 items include the earnout liability which is valued on a quarterly basis using a probability-weighted discounted cash flow model. Inputs to the model include the discount rate and probability-weighted earnout payments based on a Monte Carlo simulation with one million trials. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values.

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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
U.S. Government securities	$—	$—	$129,321	$130,910
LIABILITIES
Unsecured debt(1)	$2,410,000	$2,290,283	$2,050,000	$2,154,908
Secured debt(1)	$1,744,200	$1,736,203	$1,714,874	$1,713,726
In-substance defeased debt	$126,397	$126,254	$128,212	$128,361
Joint venture partner debt	$66,136	$63,569	$66,136	$69,116
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan premiums.

16. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of June 30, 2022, 7.2 million common shares were available for grant under the 2010 Plan. The calculation of shares available for

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $14.84.

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

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expensed stock compensation(1)	$5,993	$6,340	$11,322	$9,878
Capitalized stock compensation(2)	973	1,009	1,789	1,888
TOTAL STOCK COMPENSATION(3)	$6,966	$7,349	$13,111	$11,766
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

17. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and six months ended June 30, 2022 and 2021, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net (loss) income available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Basic net (loss) income available to common stockholders	$(7,436)	$2,315	$(27,229)	$7,297
Effect of dilutive instruments	—	18	—	—
Diluted net (loss) income available to common stockholders	$(7,436)	$2,333	$(27,229)	$7,297
Denominator:
Basic weighted average common shares outstanding	143,816,698	151,169,612	146,487,388	150,997,564
Effect of dilutive instruments(1)(2)	—	1,513,851	—	305,281
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	143,816,698	152,683,463	146,487,388	151,302,845
Basic earnings per common share	$(0.05)	$0.02	$(0.19)	$0.05
Diluted earnings per common share	$(0.05)	$0.02	$(0.19)	$0.05

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

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and six months ended June 30, 2022 and 2021, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net (loss) income available to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Basic and diluted net (loss) income available to common unitholders	$(7,529)	$2,334	$(27,552)	$7,366
Denominator:
Basic weighted average common units outstanding	145,662,962	152,551,236	148,332,424	152,369,823
Effect of dilutive instruments(1)(2)	—	132,227	—	305,281
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	145,662,962	152,683,463	148,332,424	152,675,104
Basic earnings per common unit	$(0.05)	$0.02	$(0.19)	$0.05
Diluted earnings per common unit	$(0.05)	$0.02	$(0.19)	$0.05
________________
1.The operating partnership includes unvested awards as contingently issuable units in the computation of diluted earnings per unit once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per unit calculation.
2.The Company includes the dilutive effect of the forward sale component of its accelerated share repurchase agreements in the computation of diluted earnings per unit.

18. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of June 30, 2022 and December 31, 2021, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
BEGINNING OF PERIOD	$9,815	$127,684	$9,815	$129,449
Contributions	—	250	—	375
Distributions	—	(8)	—	(8)
Declared dividend	(153)	—	(306)	—
Net income (loss)	153	(1,506)	306	(3,396)
END OF PERIOD	$9,815	$126,420	$9,815	$126,420

19. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2021	$(3,957)	$2,196	$(1,761)
Unrealized gains (losses) recognized in OCI	4,480	(8,301)	(3,821)
Reclassification from OCI into income(1)	(1,469)	—	(1,469)
Net change in OCI	3,011	(8,301)	(5,290)
BALANCE AT JUNE 30, 2022	$(946)	$(6,105)	$(7,051)
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2021	$(3,954)	$2,175	$(1,779)
Unrealized gains (losses) recognized in OCI	4,560	(8,449)	(3,889)
Reclassification from OCI into income(1)	(1,495)	—	(1,495)
Net change in OCI	3,065	(8,449)	(5,384)
BALANCE AT JUNE 30, 2022	$(889)	$(6,274)	$(7,163)
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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	June 30, 2022	December 31, 2021
Company-owned common units in the operating partnership	141,609,336	151,124,543
Company’s ownership interest percentage	98.7%	98.8%
Non-controlling common units in the operating partnership(1)	1,846,264	1,842,898
Non-controlling ownership interest percentage	1.3%	1.2%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of June 30, 2022, this amount represents both common units and performance units of 550,969 and 1,295,295, respectively. As of December 31, 2021, this amount represents both common units and performance units in the amount of 550,969 and 1,291,929, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the six months ended June 30, 2022.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the six months ended June 30, 2022. A cumulative total of $65.8 million has been sold as of June 30, 2022.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million of its common stock under the share repurchase program. During the six months ended June 30, 2022, the Company repurchased $37.2 million of its common stock, before transaction costs. Since commencement of the program, a cumulative total of $213.4 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Accelerated Share Repurchase Agreements

On February 25, 2022, the Company entered into an uncollared accelerated share repurchase (“ASR”) agreement to purchase $100 million of its outstanding common stock. During the first quarter 2022, the Company made an initial payment of $100 million and received an initial delivery of approximately 3.3 million shares of common stock representing 85% of the total $100 million agreement based on the closing price of our common stock on the transaction date. Final settlement of the agreement occurred during the second quarter 2022, resulting in the receipt of an additional 0.9 million shares of common stock based on an adjusted daily volume-weighted average price of $23.90 during the measurement period.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
On February 25, 2022, the Company entered into a collared ASR agreement to purchase $100 million of its outstanding common stock. During the six months ended June 30, 2022, the Company made an initial payment of $100 million and received an initial delivery of approximately 3.3 million shares of common stock based on an estimated cap price calculated using the daily volume-weighted average price during an initial hedge period. Final settlement of the agreement occurred subsequent to June 30, 2022, resulting in the receipt of an additional 0.7 million shares of common stock based on a floor price of $25.35.

At the conclusion of the ASR program in July 2022, a total of 8.1 million shares had been repurchased at an average price of $24.60.

As of June 30, 2022, the forward sale component of the ASR agreements is classified as equity due to the Company’s option to settle its potential obligation to deliver additional shares of common stock in the form of either cash or net shares.

Series C Cumulative Redeemable Preferred Stock

Series C cumulative redeemable preferred stock relates to the 17,000,000 shares of our Series C preferred stock, $0.01 par value per share. Holders of Series C preferred stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 4.750% per annum of the $25.00 per share, equivalent to $1.1875 per annum per share. Dividends are payable quarterly in arrears on or about the last day of December, March, June and September of each year. In addition to other preferential rights, the holders of Series C preferred stock are entitled to receive the liquidation preference, which is $25.00 per share, before the holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company’s affairs. Generally, shares of Series C preferred stock are not redeemable by the Company prior to November 16, 2026. However, upon the occurrence of a change of control, holders of the Series C preferred stock will have the right, (unless the Company has elected to redeem the Series C preferred stock) to convert into a specified number of shares of common stock.

Dividends

The Board declares dividends on a quarterly basis and the Company pays the dividends during the quarters in which the dividends are declared. The following table summarizes dividends per share declared and paid for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock	$0.25	$0.25	$0.50	$0.50
Common units	$0.25	$0.25	$0.50	$0.50
Series A preferred units	$0.3906	$0.3906	$0.7812	$0.7812
Series C preferred stock(1)	$0.2968750	$—	$0.7421875	$—

Performance units	$0.25	$0.25	$0.50	$0.50
Payment date	June 30, 2022	June 28, 2021	N/A	N/A
Record date	June 20, 2022	June 18, 2021	N/A	N/A
_________________
1.Dividends paid during the six months ended June 30, 2022 include a $0.2968750 per share dividend declared and paid in each of the first and second quarters 2022 and a $0.1484375 per share dividend declared during the fourth quarter of 2021.

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

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Office segment
Office revenues	$216,244	$195,703	$427,644	$387,846
Office expenses	(78,558)	(69,111)	(152,189)	(135,673)
Office segment profit	137,686	126,592	275,455	252,173
Studio segment
Studio revenues	35,186	19,899	68,299	40,875
Studio expenses	(20,686)	(12,466)	(39,669)	(23,919)
Studio segment profit	14,500	7,433	28,630	16,956
TOTAL SEGMENT PROFIT	$152,186	$134,025	$304,085	$269,129

Segment revenues	$251,430	$215,602	$495,943	$428,721
Segment expenses	(99,244)	(81,577)	(191,858)	(159,592)
TOTAL SEGMENT PROFIT	$152,186	$134,025	$304,085	$269,129

The table below is a reconciliation of the total profit from all segments to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$3,546	$7,030	$(4,069)	$18,441
General and administrative	21,871	17,109	42,383	35,558
Depreciation and amortization	91,438	84,178	183,631	166,939
Income from unconsolidated real estate entities	(1,780)	(470)	(2,083)	(1,105)
Fee income	(1,140)	(797)	(2,211)	(1,645)
Interest expense	33,719	30,689	64,555	60,975
Interest income	(920)	(937)	(1,830)	(1,934)
Management services reimbursement income—unconsolidated real estate entities	(1,068)	(626)	(2,176)	(626)
Management services expense—unconsolidated real estate entities	1,068	626	2,176	626
Transaction-related expenses	1,126	1,064	1,382	1,064
Unrealized loss (gain) on non-real estate investments	1,818	(5,018)	168	(10,793)
Impairment loss	3,250	—	23,753	—
Other (income) expense	(742)	1,177	(1,594)	1,629
TOTAL PROFIT FROM ALL SEGMENTS	$152,186	$134,025	$304,085	$269,129

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three and six months ended June 30, 2022, the Company recognized $1.1 million and $2.2 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations. During the three and six months ended June 30, 2021, the Company recognized $0.6 million of such reimbursement income.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of June 30, 2022, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $6.8 million and $6.9 million, respectively, as compared to right-of-use assets and lease liabilities of $6.0 million and $6.1 million, respectively, as of June 30, 2021. During the three and six months ended June 30, 2022, the Company recognized $0.3 million and $0.5 million, respectively, of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statement of Operations related to these leases. During the three and six months ended June 30, 2021, the Company recognized $0.6 million of related rental expense.

22. Commitments and Contingencies

Fund Investments

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

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $48.0 million. As of June 30, 2022, the Company has contributed $28.0 million to these funds, net of distributions, with $20.0 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2022, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of June 30, 2022, the Company had $3.1 million in outstanding letters of credit under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of June 30, 2022, the Company had $322.1 million in related commitments.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
23. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for interest, net of capitalized interest	$56,467	$56,034
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$185,823	$134,516
Ground lease remeasurement	$23,177	$—
Lease liabilities recorded in connection with right-of-use assets	$2,377	$6,688
Accrued liability for common stock repurchases settled after quarter-end	$2,518	$—

Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for interest, net of capitalized interest	$56,467	$56,034
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$185,823	$134,516
Ground lease remeasurement	$23,177	$—
Lease liabilities recorded in connection with right-of-use assets	$2,377	$6,688
Accrued liability for common unit repurchases settled after quarter-end	$2,518	$—

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc:

	Six Months Ended June 30,
	2022	2021
BEGINNING OF PERIOD
Cash and cash equivalents	$96,555	$113,686
Restricted cash	100,321	35,854
TOTAL	$196,876	$149,540

END OF PERIOD
Cash and cash equivalents	$266,538	$110,978
Restricted cash	49,025	33,967
TOTAL	$315,563	$144,945

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, L.P.:

	Six Months Ended June 30,
	2022	2021
BEGINNING OF PERIOD
Cash and cash equivalents	$96,555	$113,686
Restricted cash	100,321	35,854
TOTAL	$196,876	$149,540

END OF PERIOD
Cash and cash equivalents	$266,538	$110,978
Restricted cash	49,025	33,967
TOTAL	$315,563	$144,945
24. Subsequent Events

On July 1, 2022, the Company repaid its in-substance defeased debt in the amount of $126.4 million in full using the proceeds from the maturity of its U.S. Government securities in June 2022.

On July 15, 2022, the Company entered into an agreement to sell its Northview Center office property for $46.0 million.

On July 27, 2022, the Company received an additional 0.7 million shares of its own common stock related to the settlement of the collared ASR. See Note 19 for further details.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at June 30, 2022, our office portfolio consisted of approximately 15.8 million square feet of in-service, repositioning, redevelopment, development and held for sale properties. Additionally, as of June 30, 2022, our studio portfolio consisted of 1.5 million square feet of in-service, repositioning and development properties and our land portfolio consisted of 4.1 million developable square feet. Our consolidated and unconsolidated portfolio consists of 66 properties (42 wholly-owned properties, 16 properties owned by joint ventures and eight land properties) located in 11 California submarkets, three Seattle submarkets, one Western Canada submarket and one Greater London submarket, totaling approximately 21.4 million square feet.

As of June 30, 2022, our in-service office portfolio was 92.3% leased (including leases not yet commenced). Our same-store studio properties were 84.0% leased for the average percent leased for the 12 months ended June 30, 2022.

The following table summarizes our portfolio as of June 30, 2022:

In-Service Portfolio	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	43	12,818,691	90.7%	92.2%	$52.91
Stabilized non-same store(5)	4	1,094,185	98.6	99.1	57.15
Total stabilized	47	13,912,876	91.3	92.7	53.27
Lease-up(5)(6)	1	726,191	81.0	83.6	61.13
Total in-service office	48	14,639,067	90.8	92.3	53.62
STUDIO
Same-store(7)	3	1,230,454	84.0	84.0	44.70
Total	3	1,230,454
Repositioning(5)(8)	2	433,259	—	2.4	—
Development(5)	1	241,000	—	—	—
Held-for-sale(9)	4	745,171	49.9	52.8	44.43
Total repositioning, redevelopment, development and held-for-sale	7	1,419,430
Total office and studio properties	58	17,288,951
Land(10)	8	4,129,589
TOTAL	66	21,418,540
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of June 30, 2022, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended June 30, 2022, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of June 30, 2022. Annualized base rent does not reflect tenant reimbursements. Annualized base rent per square foot for studio properties is calculated as (i) annual base rent divided by (ii) square footage under leased as of June 30, 2022.
4.Includes office properties owned and included in our stabilized portfolio as of April 1, 2022 and still owned and included in the stabilized portfolio as of June 30, 2022.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of June 30, 2022.
7.Includes studio properties owned and included in our portfolio as of April 1, 2022 and still owned and included in our portfolio as of June 30, 2022.
8.Includes 96,322 square feet at 10850 Pico, 96,240 square feet at 875 Howard, 79,056 square feet at Page Mill Center, 50,847 square feet at Metro Plaza, 36,905 square feet at Rincon Center, 35,905 square feet at 95 Jackson, 18,594 square feet at Sunset Las Palmas, and 12,740 square feet at Palo Alto Square, and 6,650 square feet at Sunset Gower as of second quarter 2022.
9.Includes Northview Center, Skyway Landing, 6922 Hollywood and Del Amo.
10.Includes 546,000 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights in the first quarter of 2019.

Overview

Business Acquisitions

We had no business acquisitions during the six months ended June 30, 2022.

Property Acquisitions

On April 27, 2022, the Company completed its previously announced acquisition of Washington 1000, a fully entitled office development site in Seattle, Washington for a total purchase price of $85.6 million, before certain credits, prorations and closing costs.

On May 19, 2022, the Company purchased a parcel of land at Sunset Gower Studios that was previously encumbered by a ground lease for a total purchase price of $22.0 million, before certain credits, prorations and closing costs.

See Part I, Item 4 “Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Property Dispositions

We had no property dispositions during the six months ended June 30, 2022.

Held for Sale

As of June 30, 2022, the Company had four properties classified as held for sale—6922 Hollywood, Skyway Landing, Del Amo and Northview Center—as these properties were considered non-strategic to the Company’s portfolio. During the six months ended June 30, 2022, the Company recognized an impairment loss of $15.3 million related to its Del Amo office property due to a reduction in the estimated fair value of the property. See Part I, Item 1 “Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of June 30, 2022:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
Sunset Glenoaks Studios(2)	Los Angeles	241,000	Q3-2023	Q2-2024
Washington 1000	Denny Triangle	546,000	Q1-2024	Q1-2026
Total Under Construction		787,000

Future Development Pipeline:
Burrard Exchange at Bentall Centre(3)	Downtown Vancouver	450,000	TBD	TBD
Sunset Waltham Cross Studios(4)	Broxbourne	1,167,347	TBD	TBD
Sunset Gower Studios—Development(5)	Hollywood	478,845	TBD	TBD
Sunset Las Palmas Studios—Development(5)	Hollywood	617,581	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Bronson Studios Lot D—Development(5)	Hollywood	19,816	TBD	TBD
Total Future Development Pipeline		3,583,589
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT		4,370,589
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
4.We own 35% of the ownership interests in the unconsolidated joint venture that owns Sunset Waltham Cross Studios.
5.We own 51% of the ownership interests in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of June 30, 2022, plus available space, beginning January 1, 2022 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share(1)
Year of Lease Expiration	Number of Leases Expiring(2)	Square Footage of Expiring Leases(3)	Square Footage of Expiring Leases(4)	Percent of Office Portfolio Square Feet	Annualized Base Rent(5)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(6)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(7)
Vacant		1,880,583	1,787,957	13.8%
2022	128	1,304,875	1,203,292	9.3	$59,737,730	9.7%	$49.65	$59,977,232	$49.84
2023	168	1,747,615	1,392,730	10.8	73,064,329	11.9	52.46	75,352,392	54.10
2024	164	1,768,413	1,477,696	11.4	81,982,275	13.3	55.48	87,404,277	59.15
2025	130	1,819,637	1,484,451	11.6	89,630,887	14.5	60.38	96,902,510	65.28
2026	64	722,053	631,334	4.9	37,952,715	6.2	60.12	42,813,824	67.81
2027	73	879,362	737,626	5.7	43,320,024	7.0	58.73	49,035,475	66.48
2028	34	1,001,812	878,340	6.8	60,166,053	9.8	68.50	70,932,227	80.76
2029	19	340,909	236,093	1.8	18,015,818	2.9	76.31	21,435,162	90.79
2030	16	1,526,005	1,164,351	9.0	55,838,401	9.1	47.96	71,884,625	61.74
2031	15	1,095,110	679,594	5.3	38,074,481	6.2	56.03	50,589,671	74.44
Thereafter	21	1,224,134	821,903	6.4	45,543,319	7.4	55.41	66,002,342	80.30
Building management use(8)	45	203,189	181,687	1.4	—	—	—	—	—
Signed leases not commenced(9)	46	251,468	234,102	1.8	12,097,023	2.0	51.67	13,469,756	57.54
Portfolio Total/Weighted Average	923	15,765,165	12,911,156	100.0%	$615,423,055	100.0%	$55.33	$705,799,493	$63.45
_____________
1.Calculated based on the Company’s consolidated portfolio, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based on the Company’s percentage ownership interests), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based on the partners’ percentage ownership interests).
2.Does not include 38 month-to-month leases.
3.Total expiring square footage does not include 27,088 square feet of month-to-month leases.
4.Total expiring square footage does not include 16,082 square feet of month-to-month leases.
5.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) as of June 30, 2022, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
6.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of June 30, 2022.
7.Annualized base rent per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of June 30, 2022.
8.Reflects management offices occupied by the Company with various expiration dates.
9.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of June 30, 2022 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of June 30, 2022, divided by (ii) square footage under uncommenced leases as of June 30, 2022.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Renewals(1)
Number of leases	39	35	86	65
Square feet	471,939	336,398	732,158	721,844
Tenant improvement costs per square foot(2)(3)	$19.17	$9.17	$16.29	$6.14
Leasing commission costs per square foot(2)	14.52	4.65	12.31	8.17
Total tenant improvement and leasing commission costs(2)	$33.69	$13.82	$28.60	$14.31

New leases(4)
Number of leases	41	38	75	50
Square feet	241,757	173,799	485,123	312,706
Tenant improvement costs per square foot(2)(3)	$45.02	$53.06	$62.06	$62.99
Leasing commission costs per square foot(2)	17.06	13.09	16.52	16.63
Total tenant improvement and leasing commission costs(2)	$62.08	$66.15	$78.58	$79.62

TOTAL
Number of leases	80	73	161	115
Square feet	713,696	510,197	1,217,281	1,034,550
Tenant improvement costs per square foot(2)(3)	$27.88	$22.00	$34.73	$22.07
Leasing commission costs per square foot(2)	15.37	7.11	14.01	10.54
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$43.25	$29.11	$48.74	$32.61
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

Financings

During the six months ended June 30, 2022, there were $360.0 million in borrowings on the unsecured revolving credit facility. We generally use the unsecured revolving credit facility to finance the acquisition of businesses or other properties, to provide funds for tenant improvements, lease commissions and capital expenditures and to provide for working capital and other corporate purposes.

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

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of April 1, 2022 and still owned and included in the stabilized portfolio as of June 30, 2022; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net income to NOI:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2022	2021
Net income	$3,546	$7,030	$(3,484)	(49.6)%
Adjustments:
Income from unconsolidated real estate entities	(1,780)	(470)	(1,310)	278.7
Fee income	(1,140)	(797)	(343)	43.0
Interest expense	33,719	30,689	3,030	9.9
Interest income	(920)	(937)	17	(1.8)
Management services reimbursement income—unconsolidated real estate entities	1,068	626	442	70.6
Management services expense—unconsolidated real estate entities	(1,068)	(626)	(442)	70.6
Transaction-related expenses	1,126	1,064	62	5.8
Unrealized loss (gain) on non-real estate investments	1,818	(5,018)	6,836	(136.2)
Impairment loss	3,250	—	3,250	—
Other (income) expense	(742)	1,177	(1,919)	(163.0)
General and administrative	21,871	17,109	4,762	27.8
Depreciation and amortization	91,438	84,178	7,260	8.6
NOI	$152,186	$134,025	$18,161	13.6%

Same-store NOI	$126,505	$122,666	$3,839	3.1%
Non-same-store NOI	25,681	11,359	14,322	126.1
NOI	$152,186	$134,025	$18,161	13.6%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended June 30,
	2022	2021
Same-store office
Number of properties	42	42
Rentable square feet	11,310,877	11,310,877
Ending % leased	91.7%	93.0%
Ending % occupied	90.2%	92.1%
Average % occupied for the period	91.2%	93.2%
Average annual rental rate per square foot	$56.16	$53.10

Same-store studio
Number of properties	3	3
Rentable square feet	1,230,454	1,230,454
Average % occupied for the period(1)	84.0%	88.0%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended June 30,
	2022			2021
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$179,401	$32,435	$211,836	$173,535	$19,017	$192,552
Service and other revenues	3,026	1,382	4,408	2,186	965	3,151
Total office revenues	182,427	33,817	216,244	175,721	19,982	195,703

Studio
Rental	13,110	328	13,438	11,551	—	11,551
Service and other revenues	7,552	14,196	21,748	8,348	—	8,348
Total studio revenues	20,662	14,524	35,186	19,899	—	19,899

Total revenues	203,089	48,341	251,430	195,620	19,982	215,602

Operating expenses
Office operating expenses	64,363	14,195	78,558	60,488	8,623	69,111
Studio operating expenses	12,221	8,465	20,686	12,466	—	12,466
Total operating expenses	76,584	22,660	99,244	72,954	8,623	81,577

Office NOI	118,064	19,622	137,686	115,233	11,359	126,592
Studio NOI	8,441	6,059	14,500	7,433	—	7,433
NOI	$126,505	$25,681	$152,186	$122,666	$11,359	$134,025

The following table gives further detail on our change in NOI:

	Three Months Ended June 30, 2022 as compared to Three Months Ended June 30, 2021
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$5,866	3.4%	$13,418	70.6%	$19,284	10.0%
Service and other revenues	840	38.4	417	43.2	1,257	39.9
Total office revenues	6,706	3.8	13,835	69.2	20,541	10.5

Studio
Rental	1,559	13.5	328	—	1,887	16.3
Service and other revenues	(796)	(9.5)	14,196	—	13,400	160.5
Total studio revenues	763	3.8	14,524	—	15,287	76.8

Total revenues	7,469	3.8	28,359	141.9	35,828	16.6

Operating expenses
Office operating expenses	3,875	6.4	5,572	64.6	9,447	13.7
Studio operating expenses	(245)	(2.0)	8,465	—	8,220	65.9
Total operating expenses	3,630	5.0	14,037	162.8	17,667	21.7

Office NOI	2,831	2.5	8,263	72.7	11,094	8.8
Studio NOI	1,008	13.6	6,059	—	7,067	95.1
NOI	$3,839	3.1%	$14,322	126.1%	$18,161	13.6%

NOI increased $18.2 million, or 13.6%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily resulting from:

•a $14.3 million increase in non-same-store NOI driven by:
•an increase in office NOI of $8.3 million primarily due to:
▪a $13.4 million increase in rental revenues resulting from the delivery of the entire premises of our One Westside development property to Google in November 2021 and the acquisition of our 5th & Bell property in December 2021;
▪partially offset by a $5.6 million increase in operating expenses corresponding to the increase in rental revenues.
•an increase in studio NOI of $6.1 million primarily due to the acquisition of Zio and Star Waggons in August 2021.
•a $3.8 million increase in same-store NOI driven by:
◦an increase in office NOI of $2.8 million primarily due to:
◦a $5.9 million increase in rental revenues resulting from lease commencements at our Maxwell property (Califia Farms and Twitch Interactive), the conversion of a lease from percentage rent to base rent at our Maxwell property, lower reserves for uncollectible rents recognized at our 11601 Wilshire and 1455 Market properties and a restoration fee received at our Concourse property;
◦partially offset by a $3.9 million increase in operating expenses resulting from an increase in various expenses at our Ferry Building, Rincon Center, ICON, Concourse and 11601 Wilshire properties generally due to an increase in physical occupancy and, for Ferry Building, a one-time prior period property tax reassessment.
•an increase in studio NOI of $1.0 million primarily due to:

•a $1.6 million increase in rental revenues from an increase in studio rental activities at our Sunset Gower and Sunset Las Palmas studios;
•partially offset by a $0.8 million decrease in service and other revenues resulting from a decrease in services provided arising from the completion of certain television productions in June 2021.

Other Income (Expense)

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Gross interest expense	$33,916	$33,889	$27	0.1%
Capitalized interest	(3,592)	(5,618)	2,026	(36.1)
Amortization of deferred financing costs and loan discounts/premiums	3,395	2,418	977	40.4
TOTAL	$33,719	$30,689	$3,030	9.9%

Gross interest expense remained flat for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The slight increase was primarily driven by an increase in the outstanding borrowings on the unsecured line of credit and the construction loan secured by the One Westside and 10850 Pico properties and an increase in average LIBOR during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This activity was nearly entirely offset by a decrease resulting from the refinancing of the loan secured by the Hollywood Media Portfolio and the loan secured by the 1918 Eighth property at lower interest rates in August and November 2021, respectively, the repayment of the mortgage loan secured by the 10950 Washington property in December 2021 and a favorable change in the fair value of the Company’s interest rate cap during the quarter.

Capitalized interest decreased by $2.0 million, or 36.1%, to $3.6 million for the three months ended June 30, 2022 compared to $5.6 million for the three months ended June 30, 2021. The decrease was primarily driven by the completion of the One Westside and Harlow development properties, partially offset by interest capitalized on the newly-acquired Washington 1000 development.

Amortization of deferred financing costs and loan discounts/premiums increased by $1.0 million, or 40.4%, to $3.4 million for the three months ended June 30, 2022 compared to $2.4 million for the three months ended June 30, 2021. The increase was primarily driven by the amortization of new issuance costs associated with the refinanced $1.1 billion loan secured by the Hollywood Media Portfolio.

General and administrative expenses

General and administrative expenses increased $4.8 million, or 27.8%, to $21.9 million for the three months ended June 30, 2022 compared to $17.1 million for the three months ended June 30, 2021. The increase is primarily driven by an increase in travel and entertainment and office expenses during the three months ended June 30, 2022.

Depreciation and amortization expense

Depreciation and amortization expense increased $7.3 million, or 8.6%, to $91.4 million for the three months ended June 30, 2022 compared to $84.2 million for the three months ended June 30, 2021. The increase was primarily related to the completion of the One Westside development in November 2021, the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Zio and Star Waggons transactions in August 2021, and the acquisition of the 5th & Bell property in December 2021. These increases were partially offset by the cessation of depreciation related to four properties classified as held for sale during the three months ended June 30, 2022.

Fee income

We recognized fee income of $1.1 million for the three months ended June 30, 2022 compared to $0.8 million for the three months ended June 30, 2021. Fee income primarily represents management fee, construction management fee and leasing commission income earned from the unconsolidated real estate entities.

Unrealized (loss) gain on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $1.8 million for the three months ended June 30, 2022 compared to an unrealized gain on non-real estate investments of $5.0 million for the three months ended June 30, 2021. The activity in both periods is due to the observable changes in the fair value of the investments.

Impairment loss

During the three months ended June 30, 2022, we recognized an impairment loss of $3.3 million on our Del Amo property due to a reduction in the estimated fair value of the property. We did not recognize any impairment charges during the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2022 and still owned and included in the stabilized portfolio as of June 30, 2022; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net (loss) income to NOI:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021
Net (loss) income	$(4,069)	$18,441	$(22,510)	(122.1)%
Adjustments:
Income from unconsolidated real estate entities	(2,083)	(1,105)	(978)	88.5
Fee income	(2,211)	(1,645)	(566)	34.4
Interest expense	64,555	60,975	3,580	5.9
Interest income	(1,830)	(1,934)	104	(5.4)
Management services reimbursement income—unconsolidated real estate entities	2,176	626	1,550	247.6
Management services expense—unconsolidated real estate entities	(2,176)	(626)	(1,550)	247.6
Transaction-related expenses	1,382	1,064	318	29.9
Unrealized loss (gain) on non-real estate investments	168	(10,793)	10,961	(101.6)
Impairment loss	23,753	—	23,753	—
Other (income) expense	(1,594)	1,629	(3,223)	(197.9)
General and administrative	42,383	35,558	6,825	19.2
Depreciation and amortization	183,631	166,939	16,692	10.0
NOI	$304,085	$269,129	$34,956	13.0%

Same-store NOI	251,320	248,205	3,115	1.3%
Non-same-store NOI	52,765	20,924	31,841	152.2
NOI	$304,085	$269,129	$34,956	13.0%

The following table summarizes certain statistics of our same-store office and studio properties:

	Six Months Ended June 30,
	2022	2021
Same-store office
Number of properties	42	42
Rentable square feet	11,310,877	11,310,877
Ending % leased	91.7%	93.0%
Ending % occupied	90.2%	92.1%
Average % occupied for the period	90.9%	92.2%
Average annual rental rate per square foot	$56.16	$53.10

Same-store studio
Number of properties	3	3
Rentable square feet	1,230,454	1,230,454
Average % occupied for the period(1)	84.0%	88.0%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Six Months Ended June 30,
	2022			2021
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$353,144	$64,884	$418,028	$345,865	$36,548	$382,413
Service and other revenues	6,333	3,283	9,616	4,156	1,277	5,433
Total office revenues	359,477	68,167	427,644	350,021	37,825	387,846

Studio
Rental	25,982	850	26,832	23,704	—	23,704
Service and other revenues	15,067	26,400	41,467	17,171	—	17,171
Total studio revenues	41,049	27,250	68,299	40,875	—	40,875

Total revenues	400,526	95,417	495,943	390,896	37,825	428,721

Operating expenses
Office operating expenses	125,385	26,804	152,189	118,772	16,901	135,673
Studio operating expenses	23,821	15,848	39,669	23,919	—	23,919
Total operating expenses	149,206	42,652	191,858	142,691	16,901	159,592

Office NOI	234,092	41,363	275,455	231,249	20,924	252,173
Studio NOI	17,228	11,402	28,630	16,956	—	16,956
NOI	$251,320	$52,765	$304,085	$248,205	$20,924	$269,129

The following table gives further detail on our change in NOI:

	Six Months Ended June 30, 2022 as compared to Six Months Ended June 30, 2021
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$7,279	2.1%	$28,336	77.5%	$35,615	9.3%
Service and other revenues	2,177	52.4	2,006	157.1	4,183	77.0
Total office revenues	9,456	2.7	30,342	80.2	39,798	10.3

Studio
Rental	2,278	9.6	850	—	3,128	13.2
Service and other revenues	(2,104)	(12.3)	26,400	—	24,296	141.5
Total studio revenues	174	0.4	27,250	—	27,424	67.1

Total revenues	9,630	2.5	57,592	152.3	67,222	15.7

Operating expenses
Office operating expenses	6,613	5.6	9,903	58.6	16,516	12.2
Studio operating expenses	(98)	(0.4)	15,848	—	15,750	65.8
Total operating expenses	6,515	4.6	25,751	152.4	32,266	20.2

Office NOI	2,843	1.2	20,439	97.7	23,282	9.2
Studio NOI	272	1.6	11,402	—	11,674	68.8
NOI	$3,115	1.3%	$31,841	152.2%	$34,956	13.0%

NOI increased $35.0 million, or 13.0%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily resulting from:

•a $31.8 million increase in non-same-store NOI from driven by:
◦an increase in office NOI of $20.4 million primarily due to:
▪a $28.3 million increase in rental revenues resulting from the delivery of the entire premises of our One Westside development property to Google in November 2021 and the acquisition of our 5th & Bell property in December 2021; and
▪a $2.0 million increase in service and other revenues due to lease cancellation fees received at our Skyway Landing property;
▪partially offset by a $9.9 million increase in operating expenses corresponding to the increase in rental revenues.
◦an increase in studio NOI of $11.4 million primarily due to the acquisition of Zio and Star Waggons in August 2021.
•a $3.1 million increase in same-store NOI driven by:
•an increase in office NOI of $2.8 million primarily due to:
•a $7.3 million increase in rental revenues primarily resulting from lease commencements at our Maxwell property (Califia Farms and Twitch Interactive), the conversion of a lease from percentage rent to base rent at our Maxwell property, the reversal of reserves for uncollectible rents recognized at our 11601 Wilshire and 1455 Market properties, a restoration fee received at our Concourse property and higher recoveries at certain properties as compared to the comparative period; and
•a $2.2 million increase in service and other revenues primarily resulting from lease cancellation fees received at our 11601 Wilshire property and an increase in visitor parking revenue at our ICON property;

•partially offset by a $6.6 million increase in operating expenses resulting from an increase in various expenses at our Ferry Building, Rincon Center, Concourse, 11601 Wilshire and EPIC properties generally due to an increase in physical occupancy and, for Ferry Building, a one-time prior period property tax reassessment.
•an increase in studio NOI of $0.3 million primarily due to:
◦a $2.3 million increase in rental revenues from an increase in studio rental activities at our Sunset Gower and Sunset Las Palmas studios;
◦partially offset by a $2.1 million decrease in service and other revenues primarily resulting from a decrease in services provided arising from the completion of certain television productions in June 2021.

Other Income (Expense)

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Gross interest expense	$64,647	$67,429	$(2,782)	(4.1)%
Capitalized interest	(6,877)	(11,289)	4,412	(39.1)
Amortization of deferred financing costs and loan discounts/premiums	6,785	4,835	1,950	40.3
TOTAL	$64,555	$60,975	$3,580	5.9%

Gross interest expense decreased by $2.8 million, or 4.1%, to $64.6 million for the six months ended June 30, 2022 compared to $67.4 million for the six months ended June 30, 2021. The decrease was primarily driven by a favorable change in the fair value of the Company’s interest rate cap, the refinancing of the loan secured by the Hollywood Media Portfolio and the loan secured by the 1918 Eighth property at lower interest rates in August and November 2021, respectively, the repayment of the mortgage loan secured by the 10950 Washington property in December 2021. These decreases were partially offset by an increase in the outstanding borrowings on the unsecured line of credit and the construction loan secured by the One Westside and 10850 Pico properties during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Capitalized interest decreased by $4.4 million, or 39.1%, to $6.9 million for the six months ended June 30, 2022 compared to $11.3 million for the six months ended June 30, 2021. The increase was primarily driven by the completion of the One Westside and Harlow development properties, partially offset by interest capitalized on the newly-acquired Washington 1000 development.

Amortization of deferred financing costs and loan discounts/premiums increased by $2.0 million, or 40.3%, to $6.8 million for the six months ended June 30, 2022 compared to $4.8 million for the six months ended June 30, 2021. The increase was primarily driven by the amortization of new issuance costs associated with the refinanced $1.1 billion loan secured by the Hollywood Media Portfolio.

General and administrative expenses

General and administrative expenses increased $6.8 million, or 19.2%, to $42.4 million for the six months ended June 30, 2022 compared to $35.6 million for the six months ended June 30, 2021. The increase is primarily driven by lower non-cash compensation expense during the six months ended June 30, 2021 due to the forfeiture of stock compensation awards granted to certain departing members of management, which did not recur during the six months ended June 30, 2022, as well an increase in travel and entertainment and office expenses during the six months ended June 30, 2022.

Depreciation and amortization expense

Depreciation and amortization expense increased $16.7 million, or 10.0%, to $183.6 million for the six months ended June 30, 2022 compared to $166.9 million for the six months ended June 30, 2021. The increase was primarily related to the completion of the One Westside development in November 2021, the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Zio and Star Waggons transactions in August 2021 and the acquisition of the 5th & Bell property in December 2021. These increases were partially offset by the cessation of depreciation related to four properties classified as held for sale during the six months ended June 30, 2022.

Fee income

We recognized fee income of $2.2 million for the six months ended June 30, 2022 compared to $1.6 million for the six months ended June 30, 2021. Fee income primarily represents management fee, construction management fee and leasing commission income earned from our unconsolidated real estate entities.

Unrealized (loss) gain on non-real estate investments

We recognized an unrealized loss on our non-real estate investments of $0.2 million for the six months ended June 30, 2022 compared to an unrealized gain on non-real estate investments of $10.8 million for the six months ended June 30, 2021. The activity in both periods is due to the observable changes in the fair value of the investments.

Impairment loss

We recognized an impairment loss of $23.8 million during the six months ended June 30, 2022, of which $15.3 million was due to a reduction in the estimated fair value of our Del Amo property and $8.5 million of which was due to the full impairment of the Zio trade name in connection with a rebranding of the business under the Company’s Sunset Studios platform. We did not recognize any impairment charges during the six months ended June 30, 2021.

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

Liquidity Sources

We had approximately $266.5 million of cash and cash equivalents at June 30, 2022 (including US government securities settlement proceeds used to repay $126.4 million of in-substance defeased debt subsequent to the quarter). Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service fees and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through June 30, 2022. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of June 30, 2022, we had total borrowing capacity of $1.0 billion under our unsecured revolving credit facility, $485.0 million of which had been drawn. As of June 30, 2022, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and 10850 Pico properties, $270.7 million of which had been drawn. As of June 30, 2022, we had total borrowing capacity of $100.6 million under the Sunset Glenoaks construction loan (unconsolidated joint venture), of which $15.1 million had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting Series A preferred units as debt) as of June 30, 2022 (in thousands, except percentage):

June 30, 2022
Unsecured and secured debt(1)	$4,154,200
Series A redeemable preferred units	9,815
Total consolidated debt	4,164,015
Equity capitalization(2)	2,594,806
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$6,758,821
Total consolidated debt/total consolidated market capitalization	61.6%
_____________
1.Excludes in-substance defeased debt, joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $14.84, as reported by the NYSE, on June 30, 2022 as well as the aggregate value of the Series C preferred stock liquidation preference as of June 30, 2022.

Outstanding Indebtedness

The following table sets forth information as of June 30, 2022 and December 31, 2021 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	June 30, 2022	December 31, 2021
Unsecured debt	$2,410,000	$2,050,000
Secured debt	$1,744,200	$1,714,874
In-substance defeased debt	$126,397	$128,212
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of June 30, 2022.

Liquidity Uses

Contractual Obligations

The terms of the securities purchase agreement for the acquisition of Zio require the Company to pay up to $20.0 million of additional consideration to the business’s former shareholders in 2024, subject to certain performance thresholds being met.

During the six months ended June 30, 2022, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2021 Annual Report on Form 10-K. See Part I, Item 1 “Note 10 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. See Part I, Item 1 “Note 14 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. See Part I, Item 1 “Note 22 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

A comparison of our cash flow activity is as follows:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Net cash provided by operating activities	$190,142	$172,931	$17,211	10.0%
Net cash used in investing activities	$(104,254)	$(204,047)	$99,793	(48.9)%
Net cash provided by financing activities	$32,799	$26,521	$6,278	23.7%

Cash and cash equivalents and restricted cash were $315.6 million and $196.9 million at June 30, 2022 and December 31, 2021, respectively.

Operating Activities

Net cash provided by operating activities increased by $17.2 million, or 10.0%, to $190.1 million for the six months ended June 30, 2022 compared to $172.9 million for the six months ended June 30, 2021. The change primarily resulted from operating cash flow contributions from the acquisitions of Star Waggons, Zio and 5th & Bell in 2021, partially offset by increases in corporate expenditures.

Investing Activities

Net cash used in investing activities decreased by $99.8 million, or 48.9%, to $104.3 million for the six months ended June 30, 2022 compared to $204.0 million for the six months ended June 30, 2021. The change primarily resulted from a $126.4 million increase in maturities of U.S. Government securities and a $77.4 million decrease in additions to investment in real estate during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, partially offset by $88.0 million of cash outflows related to the acquisitions of Washington 1000 and a land parcel at Sunset Gower Studios during the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities increased $6.3 million, or 23.7%, to $32.8 million for the six months ended June 30, 2022 compared to $26.5 million for the six months ended June 30, 2021. The change primarily resulted from an increase of $302.5 million in draws on our secured debt, partially offset by a $200.0 million cash outflow related to the accelerated share repurchase program, a $44.8 million decrease in proceeds from the sale of common stock, a $22.6 million increase in distributions to non-controlling members in consolidated real estate entities, a $19.9 million increase in other share repurchases and $12.6 million in dividends paid to Series C preferred stockholders during the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of June 30, 2022 (in thousands):

	Principal Amount	Interest Rate	Contractual Maturity Date	Company’s Share
Bentall Centre(1)	$513,375	CDOR + 1.75%	7/1/2024	$102,675
Sunset Glenoaks Studios(2)	$15,061	SOFR + 3.10%	1/9/2025	$7,531
_____________
(1)We own 20% of the ownership interests in the unconsolidated real estate investment that owns Bentall Centre. The loan was transacted in Canadian dollars. The principal balance is shown in U.S. dollars using the foreign currency exchange rate as of June 30, 2022. The interest on the full principal amount has been effectively capped at 6.31% per annum through the use of an interest rate cap.
(2)We own 50% of the ownership interests in the unconsolidated real estate investment that owns the Sunset Glenoaks Studios development. This loan is interest-only through its term. The total capacity of the loan is $100.6 million. As of June 30, 2022, we have $85.5 million undrawn.

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

The following table presents a reconciliation of net income (loss) to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$3,546	$7,030	$(4,069)	$18,441
Adjustments:
Depreciation and amortization—Consolidated	91,438	84,178	183,631	166,939
Depreciation and amortization—Non-real estate assets	(4,485)	(590)	(8,917)	(1,167)
Depreciation and amortization—Company’s share from unconsolidated real estate entities	1,320	1,550	2,689	3,061
Impairment loss—Real estate assets	3,250	—	15,253	—
Unrealized loss (gain) on non-real estate investments	1,818	(5,018)	168	(10,793)
Tax impact of unrealized gain on non-real estate investment	—	1,876	—	1,876
FFO attributable to non-controlling interests	(18,687)	(15,839)	(38,687)	(32,462)
FFO attributable to preferred shares and units	(5,200)	(153)	(10,643)	(306)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$73,000	$73,034	$139,425	$145,589

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2021 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2022 to the information provided in Part II, Item 7A, of our 2021 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the second quarter of 2022, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the second quarter of 2022, we issued an aggregate of 24,806 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with tax withholding obligations. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the second quarter of 2022, our operating partnership issued an aggregate of 24,806 units to us in connection with these transactions.

All other issuances of unregistered equity securities of our operating partnership during the six months ended June 30, 2022 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $9.1 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table summarizes the repurchases of the Company equity securities during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Yet Be Purchased Under The Plans or Programs(2)(3)
May 1- May 31, 2022	587,259	$20.18	587,259	$76,947,290
June 1 - June 30, 2022(1)	2,387,137	$16.90	2,387,137	$36,623,832
TOTAL	2,974,396	$17.55	2,974,396
_____________
1.During the first quarter of 2022, the Company entered into an uncollared accelerated share repurchase agreement (“ASR”) to purchase $100 million of its own outstanding common stock. The Company made an initial payment of $100 million and received an initial delivery of 3,315,133 shares of common stock representing 85% of the total $100 million agreement based on the closing price of our common stock on the transaction date. Final settlement of the agreement occurred during the second quarter of 2022 based on the daily volume-weighted average price during the measurement period, less a negotiated discount, and resulted in the delivery of an additional 869,037 shares of common stock.
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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	July 29, 2022	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	July 29, 2022	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	July 29, 2022	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	July 29, 2022	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)