Form 10-Q
period 2022-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2022-11-04
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at October 28, 2022 was 140,923,320.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2022 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of September 30, 2022, Hudson Pacific Properties, Inc. owned approximately 98.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.8% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Investment in real estate, at cost	$8,656,934	$8,361,477
Accumulated depreciation and amortization	(1,478,250)	(1,283,774)
Investment in real estate, net	7,178,684	7,077,703
Non-real estate property, plant and equipment, net	128,504	58,469
Cash and cash equivalents	161,667	96,555
Restricted cash	42,401	100,321
Accounts receivable, net	19,692	25,339
Straight-line rent receivables, net	275,518	240,306
Deferred leasing costs and intangible assets, net	405,434	341,444
U.S. Government securities	—	129,321
Operating lease right-of-use assets	399,570	287,041
Prepaid expenses and other assets, net	106,640	119,000
Investment in unconsolidated real estate entities	154,144	154,731
Goodwill	261,139	109,439
Assets associated with real estate held for sale	187,026	250,520
TOTAL ASSETS	$9,320,419	$8,990,189

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$4,449,316	$3,733,903
In-substance defeased debt	—	128,212
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	355,545	300,959
Operating lease liabilities	396,412	293,596
Intangible liabilities, net	35,758	42,290
Security deposits, prepaid rent and other	87,049	84,939
Liabilities associated with real estate held for sale	2,475	3,898
Total liabilities	5,392,691	4,653,933

Commitments and contingencies (note 22)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	125,583	129,449

Equity
Hudson Pacific Properties, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 18,400,000 authorized at September 30, 2022 and December 31, 2021; 4.750% Series C cumulative redeemable preferred stock, $25.00 per share liquidation preference, 17,000,000 outstanding at September 30, 2022 and December 31, 2021	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 140,923,320 shares and 151,124,543 shares outstanding at September 30, 2022 and December 31, 2021, respectively	1,408	1,511
Additional paid-in capital	2,935,448	3,317,072
Accumulated other comprehensive loss	(17,066)	(1,761)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,344,790	3,741,822
Non-controlling interest—members in consolidated real estate entities	384,724	402,971
Non-controlling interest—units in the operating partnership	62,816	52,199
Total equity	3,792,330	4,196,992
TOTAL LIABILITIES AND EQUITY	$9,320,419	$8,990,189

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Office
Rental	$208,779	$197,941	$626,807	$580,354
Service and other revenues	4,712	3,925	14,328	9,358
Total office revenues	213,491	201,866	641,135	589,712
Studio
Rental	15,305	12,768	42,137	36,472
Service and other revenues	31,558	12,998	73,025	30,169
Total studio revenues	46,863	25,766	115,162	66,641
Total revenues	260,354	227,632	756,297	656,353
OPERATING EXPENSES
Office operating expenses	78,340	71,865	230,529	207,538
Studio operating expenses	26,688	12,044	66,357	35,963
General and administrative	19,795	18,288	62,178	53,846
Depreciation and amortization	93,070	88,568	276,701	255,507
Total operating expenses	217,893	190,765	635,765	552,854
OTHER INCOME (EXPENSE)
(Loss) income from unconsolidated real estate entities	(352)	566	1,731	1,671
Fee income	911	678	3,122	2,323
Interest expense	(37,261)	(30,825)	(101,816)	(91,800)
Interest income	196	934	2,026	2,868
Management services reimbursement income—unconsolidated real estate entities	983	253	3,159	879
Management services expense—unconsolidated real estate entities	(983)	(253)	(3,159)	(879)
Transaction-related expenses	(9,331)	(6,300)	(10,713)	(7,364)
Unrealized (loss) gain on non-real estate investments	(894)	827	(1,062)	11,620
Loss on sale of real estate	(180)	—	(180)	—
Impairment loss	(4,795)	(2,762)	(28,548)	(2,762)
Loss on extinguishment of debt	—	(6,249)	—	(6,249)
Other income (expense)	2,453	82	4,047	(1,547)
Total other expenses	(49,253)	(43,049)	(131,393)	(91,240)
Net (loss) income	(6,792)	(6,182)	(10,861)	12,259
Net income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Net income attributable to Series C preferred shares	(5,047)	—	(15,384)	—
Net income attributable to participating securities	(300)	(276)	(894)	(830)
Net income attributable to non-controlling interest in consolidated real estate entities	(6,256)	(3,585)	(21,898)	(15,764)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,037	816	4,433	2,780
Net loss attributable to common units in the operating partnership	225	85	548	16
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,286)	$(9,295)	$(44,515)	$(1,998)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(0.12)	$(0.06)	$(0.31)	$(0.01)
Net loss attributable to common stockholders—diluted	$(0.12)	$(0.06)	$(0.31)	$(0.01)
Weighted average shares of common stock outstanding—basic	141,117,194	152,320,252	144,677,652	151,443,305
Weighted average shares of common stock outstanding—diluted	141,117,194	152,320,252	144,677,652	151,443,305

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(6,792)	$(6,182)	$(10,861)	$12,259
Currency translation adjustments	(10,052)	(3,511)	(18,501)	(1,588)
Net unrealized gains on derivative instruments:
Unrealized gains (losses)	4,640	(243)	9,200	(379)
Reclassification adjustment for realized (gains) losses	(4,782)	2,019	(6,277)	5,702
Total net unrealized gains (losses) on derivative instruments	(142)	1,776	2,923	5,323
Total other comprehensive (loss) income	(10,194)	(1,735)	(15,578)	3,735
Comprehensive (loss) income	(16,986)	(7,917)	(26,439)	15,994
Comprehensive income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Comprehensive income attributable to Series C preferred stock	(5,047)	—	(15,384)	—
Comprehensive income attributable to participating securities	(300)	(276)	(894)	(830)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(6,256)	(3,585)	(21,898)	(15,764)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,037	816	4,433	2,780
Comprehensive loss (income) attributable to non-controlling interest in the operating partnership	404	108	821	(34)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,301)	$(11,007)	$(59,820)	$1,687

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2022
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2022	$425,000	141,609,336	$1,415	$2,985,666	$—	$(7,051)	$58,992	$384,707	$3,848,729
Contributions	—	—	—	—	—	—	—	784	784
Distributions	—	—	—	—	—	—	—	(7,023)	(7,023)
Transaction costs	—	—	—	(359)	—	—	—	—	(359)
Accelerated share repurchase	—	(686,016)	(7)	7	—	—	—	—	—
Declared dividend	(5,047)	—	—	(52,347)	16,986	—	(679)	—	(41,087)
Amortization of stock-based compensation	—	—	—	2,481	—	—	4,907	—	7,388
Net income (loss)	5,047	—	—	—	(16,986)	—	(225)	6,256	(5,908)
Other comprehensive loss	—	—	—	—	—	(10,015)	(179)	—	(10,194)
Balance, September 30, 2022	$425,000	140,923,320	$1,408	$2,935,448	$—	$(17,066)	$62,816	$384,724	$3,792,330

Balance, December 31, 2021	$425,000	151,124,543	$1,511	$3,317,072	$—	$(1,761)	$52,199	$402,971	$4,196,992
Contributions	—	—	—	—	—	—	—	16,241	16,241
Distributions	—	—	—	—	—	—	—	(56,386)	(56,386)
Transaction costs	—	—	—	(573)	—	—	—	—	(573)
Issuance of unrestricted stock	—	32,861	—	—	—	—	—	—	—
Shares repurchased	—	(2,105,359)	(21)	(37,185)	—	—	—	—	(37,206)
Accelerated share repurchase	—	(8,128,725)	(82)	(199,918)	—	—	—	—	(200,000)
Declared dividend	(15,384)	—	—	(150,972)	43,621	—	(2,037)	—	(124,772)
Amortization of stock-based compensation	—	—	—	7,024	—	—	13,475	—	20,499
Net income (loss)	15,384	—	—	—	(43,621)	—	(548)	21,898	(6,887)
Other comprehensive loss	—	—	—	—	—	(15,305)	(273)	—	(15,578)
Balance, September 30, 2022	$425,000	140,923,320	$1,408	$2,935,448	$—	$(17,066)	$62,816	$384,724	$3,792,330

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2021
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2021	$—	152,319,084	$1,523	$3,435,156	$—	$(2,736)	$44,387	$467,476	$3,945,806
Contributions		—	—	—	—	—	—	9,702	9,702
Distributions	—	—	—	—	—	—	—	(63,508)	(63,508)
Transaction costs		—	—	(232)	—	—	—	—	(232)
Issuance of unrestricted stock	—	1,168	—	—	—	—	—	—	—
Declared dividend	—	—	—	(47,204)	9,019	—	(560)	—	(38,745)
Amortization of stock-based compensation	—	—	—	1,973	—	—	4,638	—	6,611
Net (loss) income	—	—	—	—	(9,019)	—	(85)	3,585	(5,519)
Other comprehensive loss	—	—	—	—	—	(1,712)	(23)	—	(1,735)
Balance, September 30, 2021	$—	152,320,252	$1,523	$3,389,693	$—	$(4,448)	$48,357	$417,255	$3,852,380

Balance, December 31, 2020	$—	151,401,365	$1,514	$3,469,758	$—	$(8,133)	$37,832	$467,009	$3,967,980
Contributions	—	—	—	—	—	—	—	24,718	24,718
Distributions	—	—	—	—	—	—	—	(90,236)	(90,236)
Proceeds from sale of common stock, net of transaction costs	—	1,526,163	15	44,573	—	—	—	—	44,588
Issuance of unrestricted stock	—	54,414	—	—	—	—	—	—	—
Shares repurchased	—	(632,109)	(6)	(14,750)	—	—	—	—	(14,756)
Shares withheld to satisfy tax withholding obligations	—	(29,581)	—	(693)	—	—	—	—	(693)
Declared dividend	—	—	—	(115,393)	1,168	—	(1,688)	—	(115,913)
Amortization of stock-based compensation	—	—	—	6,198	—	—	12,179	—	18,377
Net (loss) income	—	—	—	—	(1,168)	—	(16)	15,764	14,580
Other comprehensive income	—	—	—	—	—	3,685	50	—	3,735
Balance, September 30, 2021	$—	152,320,252	$1,523	$3,389,693	$—	$(4,448)	$48,357	$417,255	$3,852,380

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,861)	$12,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	276,701	255,507
Non-cash portion of interest expense	10,248	7,508
Amortization of stock-based compensation	17,816	15,718
Income from unconsolidated real estate entities	(1,731)	(1,671)
Unrealized loss (gain) on non-real estate investments	1,062	(11,620)
Straight-line rents	(33,951)	(15,596)
Straight-line rent expenses	1,796	1,079
Amortization of above- and below-market leases, net	(6,393)	(8,281)
Amortization of above- and below-market ground leases, net	2,042	1,764
Amortization of lease incentive costs	1,222	1,427
Distribution of income from unconsolidated real estate entities	1,961	1,437
Gain on derivatives	(8,044)	—
Impairment loss	28,548	2,762
Loss on extinguishment of debt	—	6,249
Earnout liability fair value adjustment	1,757	—
Loss on sale of real estate	180	—
Gain from insurance proceeds	(1,167)	—
Change in operating assets and liabilities:
Accounts receivable	13,003	4,526
Deferred leasing costs and lease intangibles	(19,553)	(11,696)
Prepaid expenses and other assets	(10,928)	(18,665)
Accounts payable, accrued liabilities and other	63,334	55,735
Security deposits, prepaid rent and other	1,507	(12,930)
Net cash provided by operating activities	328,549	285,512
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	44,537	—
Additions to investment in real estate	(171,011)	(271,102)
Property acquisitions	(96,443)	—
Acquisitions of businesses	(197,862)	(209,854)
Maturities of U.S. Government securities	129,300	5,002
Contributions to non-real estate investments	(14,791)	(10,530)
Distributions from non-real estate investments	329	13
Distributions from unconsolidated real estate entities	1,067	1,246
Contributions to unconsolidated real estate entities	(18,766)	(73,098)
Additions to non-real estate property, plant and equipment	(13,071)	(2,279)
Insurance proceeds for damaged property, plant and equipment	1,284	—
Net cash used in investing activities	(335,427)	(560,602)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	978,251	1,304,352
Payments of unsecured and secured debt	(430,000)	(792,656)
Payments of in-substance defeased debt	(128,212)	(2,602)
Proceeds from sale of common stock	—	44,974
Transaction costs	(573)	(386)
Repurchases of common stock	(37,206)	(14,756)
Accelerated share repurchase	(200,000)	—
Dividends paid to common stock and unitholders	(109,388)	(115,913)
Dividends paid to preferred stock and unitholders	(18,124)	(459)
Contributions from redeemable non-controlling members in consolidated real estate entities	575	4,262
Distributions to redeemable non-controlling members in consolidated real estate entities	(8)	(8)

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

Contributions from non-controlling members in consolidated real estate entities	16,241	24,718
Distributions to non-controlling members in consolidated real estate entities	(56,386)	(90,236)
Payments to satisfy tax withholding obligations	—	(693)
Payments of loan costs	(1,100)	(14,810)
Net cash provided by financing activities	14,070	345,787
Net increase in cash and cash equivalents and restricted cash	7,192	70,697
Cash and cash equivalents and restricted cash—beginning of period	196,876	149,540
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$204,068	$220,237

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Investment in real estate, at cost	$8,656,934	$8,361,477
Accumulated depreciation and amortization	(1,478,250)	(1,283,774)
Investment in real estate, net	7,178,684	7,077,703
Non-real estate property, plant and equipment, net	128,504	58,469
Cash and cash equivalents	161,667	96,555
Restricted cash	42,401	100,321
Accounts receivable, net	19,692	25,339
Straight-line rent receivables, net	275,518	240,306
Deferred leasing costs and intangible assets, net	405,434	341,444
U.S. Government securities	—	129,321
Operating lease right-of-use assets	399,570	287,041
Prepaid expenses and other assets, net	106,640	119,000
Investment in unconsolidated real estate entities	154,144	154,731
Goodwill	261,139	109,439
Assets associated with real estate held for sale	187,026	250,520
TOTAL ASSETS	$9,320,419	$8,990,189

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$4,449,316	$3,733,903
In-substance defeased debt	—	128,212
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	355,545	300,959
Operating lease liabilities	396,412	293,596
Intangible liabilities, net	35,758	42,290
Security deposits, prepaid rent and other	87,049	84,939
Liabilities associated with real estate held for sale	2,475	3,898
Total liabilities	5,392,691	4,653,933

Commitments and contingencies (note 22)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	125,583	129,449

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 outstanding at September 30, 2022 and December 31, 2021	425,000	425,000
Common units, 142,769,584 and 152,967,441 outstanding at September 30, 2022 and December 31, 2021, respectively	2,999,963	3,370,800
Accumulated other comprehensive loss	(17,357)	(1,779)
Total Hudson Pacific Properties, L.P. partners’ capital	3,407,606	3,794,021
Non-controlling interest—members in consolidated real estate entities	384,724	402,971
Total capital	3,792,330	4,196,992
TOTAL LIABILITIES AND CAPITAL	$9,320,419	$8,990,189

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Office
Rental	$208,779	$197,941	$626,807	$580,354
Service and other revenues	4,712	3,925	14,328	9,358
Total office revenues	213,491	201,866	641,135	589,712
Studio
Rental	15,305	12,768	42,137	36,472
Service and other revenues	31,558	12,998	73,025	30,169
Total studio revenues	46,863	25,766	115,162	66,641
Total revenues	260,354	227,632	756,297	656,353
OPERATING EXPENSES
Office operating expenses	78,340	71,865	230,529	207,538
Studio operating expenses	26,688	12,044	66,357	35,963
General and administrative	19,795	18,288	62,178	53,846
Depreciation and amortization	93,070	88,568	276,701	255,507
Total operating expenses	217,893	190,765	635,765	552,854
OTHER INCOME (EXPENSE)
(Loss) income from unconsolidated real estate entities	(352)	566	1,731	1,671
Fee income	911	678	3,122	2,323
Interest expense	(37,261)	(30,825)	(101,816)	(91,800)
Interest income	196	934	2,026	2,868
Management services reimbursement income—unconsolidated real estate entities	983	253	3,159	879
Management services expense—unconsolidated real estate entities	(983)	(253)	(3,159)	(879)
Transaction-related expenses	(9,331)	(6,300)	(10,713)	(7,364)
Unrealized (loss) gain on non-real estate investments	(894)	827	(1,062)	11,620
Loss on sale of real estate	(180)	—	(180)	—
Impairment loss	(4,795)	(2,762)	(28,548)	(2,762)
Loss on extinguishment of debt	—	(6,249)	—	(6,249)
Other income (expense)	2,453	82	4,047	(1,547)
Total other expenses	(49,253)	(43,049)	(131,393)	(91,240)
Net (loss) income	(6,792)	(6,182)	(10,861)	12,259
Net income attributable to non-controlling interest in consolidated real estate entities	(6,256)	(3,585)	(21,898)	(15,764)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,037	816	4,433	2,780
Net loss attributable to Hudson Pacific Properties, L.P.	(12,011)	(8,951)	(28,326)	(725)
Net income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Net income attributable to Series C preferred units	(5,047)	—	(15,384)	—
Net income attributable to participating securities	(300)	(276)	(894)	(830)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(17,511)	$(9,380)	$(45,063)	$(2,014)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(0.12)	$(0.06)	$(0.31)	$(0.01)
Net loss attributable to common unitholders—diluted	$(0.12)	$(0.06)	$(0.31)	$(0.01)
Weighted average shares of common units outstanding—basic	142,963,458	153,701,876	146,523,102	152,818,720
Weighted average shares of common units outstanding—diluted	142,963,458	153,701,876	146,523,102	152,818,720
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(6,792)	$(6,182)	$(10,861)	$12,259
Currency translation adjustments	(10,052)	(3,511)	(18,501)	(1,588)
Net unrealized gains on derivative instruments:
Unrealized gains (losses)	4,640	(243)	9,200	(379)
Reclassification adjustment for realized (gains) losses	(4,782)	2,019	(6,277)	5,702
Total net unrealized gains (losses) on derivative instruments	(142)	1,776	2,923	5,323
Total other comprehensive (loss) income	(10,194)	(1,735)	(15,578)	3,735
Comprehensive (loss) income	(16,986)	(7,917)	(26,439)	15,994
Comprehensive income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Comprehensive income attributable to Series C preferred units	(5,047)	—	(15,384)	—
Comprehensive income attributable to participating securities	(300)	(276)	(894)	(830)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(6,256)	(3,585)	(21,898)	(15,764)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,037	816	4,433	2,780
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(27,705)	$(11,115)	$(60,641)	$1,721

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and nine months ended September 30, 2022
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, June 30, 2022	$425,000	143,455,600	$3,046,185	$(7,163)	$3,464,022	$384,707	$3,848,729
Contributions	—	—	—	—	—	784	784
Distributions	—	—	—	—	—	(7,023)	(7,023)
Transaction costs	—	—	(359)	—	(359)	—	(359)
Repurchase of common units	—	(686,016)	—	—	—	—	—
Declared distributions	(5,047)	—	(36,040)	—	(41,087)	—	(41,087)
Amortization of unit-based compensation	—	—	7,388	—	7,388	—	7,388
Net income (loss)	5,047	—	(17,211)	—	(12,164)	6,256	(5,908)
Other comprehensive loss	—	—	—	(10,194)	(10,194)	—	(10,194)
Balance, September 30, 2022	$425,000	142,769,584	$2,999,963	$(17,357)	$3,407,606	$384,724	$3,792,330

Balance, December 31, 2021	$425,000	152,967,441	$3,370,800	$(1,779)	$3,794,021	$402,971	$4,196,992
Contributions	—	—	—	—	—	16,241	16,241
Distributions	—	—	—	—	—	(56,386)	(56,386)
Transaction costs	—	—	(573)	—	(573)	—	(573)
Issuance of unrestricted units	—	36,227	—	—	—	—	—
Repurchase of common units	—	(10,234,084)	(237,206)	—	(237,206)	—	(237,206)
Declared distributions	(15,384)	—	(109,388)	—	(124,772)	—	(124,772)
Amortization of unit-based compensation	—	—	20,499	—	20,499	—	20,499
Net income (loss)	15,384	—	(44,169)	—	(28,785)	21,898	(6,887)
Other comprehensive loss	—	—	—	(15,578)	(15,578)	—	(15,578)
Balance, September 30, 2022	$425,000	142,769,584	$2,999,963	$(17,357)	$3,407,606	$384,724	$3,792,330

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and nine months ended September 30, 2021
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, June 30, 2021	$—	153,700,708	$3,481,106	$(2,776)	$3,478,330	$467,476	$3,945,806
Contributions		—	—	—	—	9,702	9,702
Distributions	—	—	—	—	—	(63,508)	(63,508)
Transaction costs		—	(232)	—	(232)	—	(232)
Issuance of unrestricted units	—	1,168	—	—	—	—	—
Declared distributions	—	—	(38,745)	—	(38,745)	—	(38,745)
Amortization of unit-based compensation	—	—	6,611	—	6,611	—	6,611
Net (loss) income	—	—	(9,104)	—	(9,104)	3,585	(5,519)
Other comprehensive loss	—	—	—	(1,735)	(1,735)	—	(1,735)
Balance, September 30, 2021	$—	153,701,876	$3,439,636	$(4,511)	$3,435,125	$417,255	$3,852,380

Balance, December 31, 2020	$—	152,722,448	$3,509,217	$(8,246)	$3,500,971	$467,009	$3,967,980
Contributions	—	—	—	—	—	24,718	24,718
Distributions	—	—	—	—	—	(90,236)	(90,236)
Proceeds from sale of common units, net of transaction costs	—	1,526,163	44,588	—	44,588	—	44,588
Issuance of unrestricted units	—	114,955	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(29,581)	(693)	—	(693)	—	(693)
Repurchase of common units	—	(632,109)	(14,756)	—	(14,756)	—	(14,756)
Declared distributions	—	—	(115,913)	—	(115,913)	—	(115,913)
Amortization of unit-based compensation	—	—	18,377	—	18,377	—	18,377
Net (loss) income	—	—	(1,184)	—	(1,184)	15,764	14,580
Other comprehensive income	—	—	—	3,735	3,735	—	3,735
Balance, September 30, 2021	$—	153,701,876	$3,439,636	$(4,511)	$3,435,125	$417,255	$3,852,380

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,861)	$12,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	276,701	255,507
Non-cash portion of interest expense	10,248	7,508
Amortization of unit-based compensation	17,816	15,718
Income from unconsolidated real estate entities	(1,731)	(1,671)
Unrealized loss (gain) on non-real estate investments	1,062	(11,620)
Straight-line rents	(33,951)	(15,596)
Straight-line rent expenses	1,796	1,079
Amortization of above- and below-market leases, net	(6,393)	(8,281)
Amortization of above- and below-market ground leases, net	2,042	1,764
Amortization of lease incentive costs	1,222	1,427
Distribution of income from unconsolidated real estate entities	1,961	1,437
Gain on derivatives	(8,044)	—
Impairment loss	28,548	2,762
Loss on extinguishment of debt	—	6,249
Earnout liability fair value adjustment	1,757	—
Loss on sale of real estate	180	—
Gain from insurance proceeds	(1,167)	—
Change in operating assets and liabilities:
Accounts receivable	13,003	4,526
Deferred leasing costs and lease intangibles	(19,553)	(11,696)
Prepaid expenses and other assets	(10,928)	(18,665)
Accounts payable, accrued liabilities and other	63,334	55,735
Security deposits, prepaid rent and other	1,507	(12,930)
Net cash provided by operating activities	328,549	285,512
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	44,537	—
Additions to investment in real estate	(171,011)	(271,102)
Property acquisitions	(96,443)	—
Acquisitions of businesses	(197,862)	(209,854)
Maturities of U.S. Government securities	129,300	5,002
Contributions to non-real estate investments	(14,791)	(10,530)
Distributions from non-real estate investments	329	13
Distributions from unconsolidated real estate entities	1,067	1,246
Contributions to unconsolidated real estate entities	(18,766)	(73,098)
Additions to non-real estate property, plant and equipment	(13,071)	(2,279)
Insurance proceeds for damaged property, plant and equipment	1,284	—
Net cash used in investing activities	(335,427)	(560,602)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	978,251	1,304,352
Payments of unsecured and secured debt	(430,000)	(792,656)
Payments of in-substance defeased debt	(128,212)	(2,602)
Proceeds from sale of common units	—	44,974
Transaction costs	(573)	(386)
Repurchases of common units	(237,206)	(14,756)
Distributions paid to common unitholders	(109,388)	(115,913)
Distributions paid to preferred unitholders	(18,124)	(459)
Contributions from redeemable non-controlling members in consolidated real estate entities	575	4,262
Distributions to redeemable non-controlling members in consolidated real estate entities	(8)	(8)
Contributions from non-controlling members in consolidated real estate entities	16,241	24,718
Distributions to non-controlling members in consolidated real estate entities	(56,386)	(90,236)

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

Payments to satisfy tax withholding obligations	—	(693)
Payments of loan costs	(1,100)	(14,810)
Net cash provided by financing activities	14,070	345,787
Net increase in cash and cash equivalents and restricted cash	7,192	70,697
Cash and cash equivalents and restricted cash—beginning of period	196,876	149,540
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$204,068	$220,237

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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of September 30, 2022:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	52	14,543,539
Studio	4	1,291,260
Land	5	1,966,242
Total consolidated portfolio	61	17,801,041
Unconsolidated portfolio(1)
Office(2)	1	1,509,943
Studio(3)	1	241,000
Land(4)	2	1,617,347
Total unconsolidated portfolio	4	3,368,290
TOTAL(5)	65	21,169,331
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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of September 30, 2022, the Company has determined that its operating partnership and 19 joint ventures met the definition of a VIE. 13 of these joint ventures are consolidated and six are unconsolidated.

Consolidated Joint Ventures

As of September 30, 2022, the operating partnership has determined that 13 of its joint ventures met the definition of a VIE and are consolidated:

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

As of September 30, 2022 and December 31, 2021, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

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

Unconsolidated Joint Ventures

As of September 30, 2022, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

The Company’s net equity investment in its unconsolidated joint ventures is reflected within investment in unconsolidated real estate entities on the Consolidated Balance Sheets. The Company’s share of net income or loss from the joint ventures is included within (loss) income from unconsolidated real estate entities on the Consolidated Statements of Operations. The Company uses the cumulative earnings approach for determining cash flow presentation of distributions from unconsolidated joint ventures. Under this approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities. Refer to Note 6 for further details regarding our investments in unconsolidated joint ventures.

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

Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements relate to ground leases, sound stage leases, office leases and other facility leases and are reflected in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Consolidated Balance Sheets. For leases with a term of 12 months or less the Company makes an accounting policy election, by class of underlying asset, not to recognize ROU assets and lease liabilities. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.6%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 23 years as of September 30, 2022.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Ancillary revenues	$29,854	$12,224	$68,817	$26,857
Other revenues	$5,925	$4,281	$17,129	$11,246
Studio-related tenant recoveries	$491	$418	$1,407	$1,424
Management fee income	$911	$678	$3,122	$2,323
Management services reimbursement income	$983	$253	$3,159	$879

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	September 30, 2022	December 31, 2021
Ancillary revenues	$16,890	$7,381
Other revenues	$1,241	$1,078

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

The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit to which it is assigned, which can be an operating segment or one level below an operating segment. The Company has three operating segments: the management entity, Office and Studio. The management entity and the Office operating segments are each a reporting unit. Within the Studio operating segment, there are two reporting units: Studio Properties and Studio Services, the latter of which consists of the Zio Entertainment Network, LLC (“Zio”) and Star Waggons, LLC (“Star Waggons”) businesses acquired in the year ended December 31, 2021 and the Quixote Studios (“Quixote”) business acquired in August 2022.

The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
for the excess up to the amount of goodwill assigned to the reporting unit. Alternatively, the Company may bypass a qualitative assessment and proceed directly to a quantitative assessment. As of September 30, 2022 and December 31, 2021, the carrying value of goodwill was $261.1 million and $109.4 million, respectively. The $151.7 million increase in the carrying value of goodwill was due to the acquisition of Quixote in August 2022. No impairment indicators have been identified during the three and nine months ended September 30, 2022 and 2021.

Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method, which reflects the pattern in which the assets are consumed. The estimated useful lives for acquired intangible assets range from 5 to 7 years. The Company assesses its intangible assets with finite lives for impairment when indicators of impairment are identified.

3. Business Combinations

Quixote Acquisition

On August 31, 2022 (“Quixote Acquisition Date”), the Company acquired 100% of the equity interests in Quixote, which rents sound stages, cast trailers and trucks and other equipment essential for media content production and will expand the Company’s service offerings for its studio platform.

The following table summarizes the Quixote Acquisition Date fair value of the consideration transferred in connection with the acquisition:

Cash	$197,862
Seller note payable	160,000
Total consideration	$357,862

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the
Quixote Acquisition Date. The Company is in the process of obtaining third-party valuations of certain intangible assets and determining the useful life of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change:

Cash and cash equivalents	$5,780
Accounts receivable	7,238
Prepaid expenses and other assets	3,788
Investment in real estate	47,741
Non-real estate property, plant and equipment	65,939
Intangible assets	76,900
Right-of-use assets	103,579
Total assets acquired	310,965

Accounts payable, accrued liabilities and other	$12,700
Lease liabilities	92,070
Total liabilities assumed	104,770

Net identifiable assets acquired	$206,195
Goodwill	151,667
NET ASSETS ACQUIRED	$357,862

Of the $76.9 million of intangible assets acquired as part of the Quixote acquisition, $28.6 million was provisionally assigned to the registered trade name, which is not subject to amortization. The remaining $48.3 million of acquired intangible assets includes provisional measurements for customer relationships of $45.4 million (seven-year useful life) and non-compete agreements of $2.9 million (five-year weighted-average useful life). The definite-lived intangible assets are subject to a weighted-average useful life of approximately seven years.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Goodwill of $151.7 million for the Quixote acquisition was recognized on the Quixote Acquisition Date. The goodwill recognized is attributable to expected synergies and the assembled workforce of Quixote. The goodwill has been allocated to the studio services reporting unit. Goodwill is deductible for tax purposes and, as a result, deferred taxes have been recorded. As of September 30, 2022, there was no change in the recognized amount of goodwill resulting from this acquisition.

During the three and nine months ended September 30, 2022, the Company recognized acquisition-related costs of $7.1 million for the Quixote acquisition. These costs are included in transaction-related expenses on the Consolidated Statement of Operations.

The amounts of revenue and net income of Quixote included in the Company’s Consolidated Statements of Operations from the Quixote Acquisition Date to September 30, 2022 are as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenue	$8,852	$8,852
Net income	1,257	1,257

Zio and Star Waggons Acquisitions

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

The terms of the Zio securities purchase agreement require the Company to pay up to $35.0 million of additional consideration to the business’s former shareholders, subject to certain performance thresholds being met, of which $15.0 million has been paid through September 30, 2022.

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

Goodwill of $70.6 million and $30.1 million for the Zio and Star Waggons acquisitions, respectively, was recognized on the respective Acquisition Dates. The goodwill recognized is attributable to expected synergies and the assembled workforce of Zio and Star Waggons. The goodwill has been allocated to the studio services reporting unit. Goodwill is deductible for tax purposes and as a result, deferred taxes have been recorded. As of September 30, 2022, there were no changes in the recognized amounts of goodwill resulting from these acquisitions.

During the three and nine months ended September 30, 2021, the Company recognized acquisition-related costs of $3.4 million and $2.4 million for the Zio and Star Waggons acquisitions, respectively. These costs are included in transaction-related expenses on the Consolidated Statement of Operations.

4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	September 30, 2022	December 31, 2021
Land	$1,397,714	$1,313,385
Building and improvements	6,305,120	6,241,254
Tenant improvements	868,750	786,991
Furniture and fixtures	9,600	14,020
Property under development	75,750	5,827
INVESTMENT IN REAL ESTATE, AT COST	$8,656,934	$8,361,477

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

On July 15, 2022, the Company purchased 5801 Bobby Foster Road, approximately 29 acres of land with an office/warehouse located in Albuquerque, New Mexico, for the storage of trailers and other rental assets used to serve the surrounding studio production industry. The property was acquired for a total purchase price of $8.0 million, before certain credits, prorations and closing costs.

The following table represents the Company’s final purchase price accounting for the asset acquisitions completed during the nine months ended September 30, 2022:

	Washington 1000	Sunset Gower Studios Land	5801 Bobby Foster Road
TOTAL ACQUISITION COST(1)	$86,313	$22,156	$8,457

Allocation of acquisition cost
Land	$59,987	$22,156	$2,189
Building and improvements	11,053	—	6,268
Parking easement(2)	15,273	—	—
TOTAL	$86,313	$22,156	$8,457
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

During three and nine months ended September 30, 2022, the Company recorded $0.2 million and $13.0 million, respectively, of impairment charges related to the tangible assets of its Del Amo office property due to a reduction in the estimated fair value of the property. The property was sold in August 2022. The estimated fair value of $2.8 million was based on the sales price of the property, which is classified within Level 2 of the fair value hierarchy.

During three and nine months ended September 30, 2022, the Company recorded $1.5 million of impairment charges related to the tangible assets of its Northview Center office property due to a reduction in the estimated fair value of the property. The property was sold in August 2022. The estimated fair value of $46.0 million was based on the sales price of the property, which is classified within Level 2 of the fair value hierarchy.

During three and nine months ended September 30, 2022, the Company recorded $3.1 million of impairment charges related to the tangible assets of its 6922 Hollywood office property due to a reduction in the estimated fair value of the property. The property was classified as held for sale as of September 30, 2022 and December 31, 2021. The estimated fair value of $96.0 million was based on the sales price of the property, which is classified within Level 2 of the fair value hierarchy.

The Company recognized impairment charges of $2.8 million during the three and nine months ended September 30, 2021.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Dispositions of Real Estate

The following table summarizes information on dispositions completed during the nine months ended September 30, 2022. These properties were considered non-strategic to the Company’s portfolio:

Property	Segment	Date of Disposition	Square Feet	Sales Price(1) (in millions)
Del Amo	Office	8/5/2022	113,000	$2.8
Northview Center	Office	8/30/2022	179,985	46.0
TOTAL DISPOSITIONS			292,985	$48.8
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.

The Company had no dispositions of real estate during the nine months ended September 30, 2021.

Held for Sale

The Company had two and four properties classified as held for sale as of September 30, 2022 and December 31, 2021, respectively. The properties were identified as non-strategic assets to the Company’s portfolio and are included in the Company’s Office segment.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of September 30, 2022:

	Skyway Landing	6922 Hollywood
ASSETS
Investment in real estate, net	$90,899	$88,253
Accounts receivable, net	172	48
Straight-line rent receivables, net	531	4,440
Deferred leasing costs and intangible assets, net	501	2,043
Prepaid expenses and other assets, net	26	113
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$92,129	$94,897

LIABILITIES
Accounts payable, accrued liabilities and other	$575	$965
Intangible liabilities, net	—	96
Security deposits and prepaid rent	369	470
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$944	$1,531

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the components of assets and liabilities associated with real estate held for sale as of December 31, 2021:

	Northview Center	Skyway Landing	Del Amo	6922 Hollywood
ASSETS
Investment in real estate, net	$40,338	$89,873	$15,213	$91,353
Accounts receivable, net	95	142	—	103
Straight-line rent receivables, net	901	1,659	—	4,714
Deferred leasing costs and intangible assets, net	751	450	2,742	1,999
Prepaid expenses and other assets, net	—	—	—	187
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$42,085	$92,124	$17,955	$98,356

LIABILITIES
Accounts payable, accrued liabilities and other	$184	$273	$12	$1,372
Intangible liabilities, net	—	—	—	96
Security deposits and prepaid rent	395	1,205	—	361
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$579	$1,478	$12	$1,829

5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	September 30, 2022	December 31, 2021
Trailers	$64,178	$35,181
Production equipment	34,296	—
Trucks and other vehicles	19,811	12,204
Leasehold improvements	18,490	15,267
Other equipment	6,838	4,605
Furniture, fixtures and equipment	6,967	4,592
Non-real estate property, plant and equipment, at cost	150,580	71,849
Accumulated depreciation	(22,076)	(13,380)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$128,504	$58,469

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from 5 to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. See Note 4 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the nine months ended September 30, 2022 and 2021.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6. Investment in Unconsolidated Real Estate Entities

The following table summarizes the Company’s investments in unconsolidated joint ventures:

Property	Property Type	Submarket	Ownership Interest	Functional Currency
Sunset Waltham Cross Studios	Development	Broxbourne, United Kingdom	35%	Pound sterling	(1)
Sunset Glenoaks Studios	Development	Los Angeles	50%	U.S. dollar	(2)(3)
Bentall Centre	Operating Property	Downtown Vancouver	20%	Canadian dollar	(2)(4)
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
4.The Company has guaranteed $96.5 million of this joint venture’s debt.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.2 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	September 30, 2022	December 31, 2021
ASSETS
Investment in real estate, net	$1,011,495	$1,048,593
Other assets	58,539	57,232
TOTAL ASSETS	$1,070,034	$1,105,825

LIABILITIES
Secured debt, net	$509,212	$516,153
Other liabilities	45,410	40,307
TOTAL LIABILITIES	554,622	556,460

Company’s capital(1)	144,667	148,914
Partner’s capital	370,745	400,451
TOTAL CAPITAL	515,412	549,365

TOTAL LIABILITIES AND CAPITAL	$1,070,034	$1,105,825
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the (loss) income from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
TOTAL REVENUES	$18,515	$20,694	$64,962	$60,121

TOTAL EXPENSES	20,151	17,893	55,802	51,865

NET (LOSS) INCOME	$(1,636)	$2,801	$9,160	$8,256

7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	September 30, 2022	December 31, 2021
Deferred leasing costs and in-place lease intangibles	$329,067	$331,149
Accumulated amortization	(134,833)	(126,423)
Deferred leasing costs and in-place lease intangibles, net	194,234	204,726
Below-market ground leases	79,562	79,562
Accumulated amortization	(17,291)	(15,233)
Below-market ground leases, net	62,271	64,329
Above-market leases	725	1,334
Accumulated amortization	(297)	(782)
Above-market leases, net	428	552
Customer relationships	97,900	52,500
Accumulated amortization	(8,850)	(2,684)
Customer relationships, net	89,050	49,816
Non-competition agreements	8,200	5,300
Accumulated amortization	(1,222)	(379)
Non-competition agreements, net	6,978	4,921
Trade name	37,200	17,100
Parking easement	15,273	—
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$405,434	$341,444

Below-market leases	$59,670	$75,827
Accumulated amortization	(24,668)	(34,326)
Below-market leases, net	35,002	41,501
Above-market ground leases	1,095	1,095
Accumulated amortization	(339)	(306)
Above-market ground leases, net	756	789
INTANGIBLE LIABILITIES, NET	$35,758	$42,290

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Deferred leasing costs and in-place lease intangibles(1)	$(9,450)	$(11,540)	$(29,657)	$(34,761)
Below-market ground leases(2)	$(698)	$(600)	$(2,075)	$(1,797)
Above-market leases(3)	$(16)	$(73)	$(107)	$(573)
Customer relationships(1)	$(2,415)	$(809)	$(6,165)	$(809)
Non-competition agreements(1)	$(313)	$(114)	$(843)	$(114)
Below-market leases(3)	$1,717	$3,096	$6,500	$8,854
Above-market ground leases(2)	$11	$11	$33	$33
__________________
1.Amortization is recorded in depreciation and amortization expenses and for lease incentive costs in office rental revenues in the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.
3.Amortization is recorded in office rental revenues in the Consolidated Statements of Operations.

During the nine months ended September 30, 2022, the Company recognized an $8.5 million impairment of the Zio trade name within impairment loss on the Consolidated Statement of Operations. The impairment is related to the announced rebranding and integration of Zio into the Company’s existing Sunset Studios platform, after which the Company will no longer use the Zio trade name.

During the nine months ended September 30, 2022, the Company recognized an impairment loss of $2.4 million related to the below-market ground lease at its Del Amo office property. During the three and nine months ended September 30, 2021, the Company recognized an impairment loss of $0.4 million related to the below-market ground lease at its Del Amo office property. See Note 4 for details. The losses are recorded within impairment loss on the Consolidated Statements of Operations.

8. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to service revenues are discussed in the Company’s 2021 Annual Report on Form 10-K.

Accounts Receivable

As of September 30, 2022, accounts receivable was $19.9 million and there was a $0.2 million allowance for doubtful accounts. As of December 31, 2021, accounts receivable was $25.5 million and there was $0.2 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of September 30, 2022, straight-line rent receivables was $275.5 million and there was no allowance for doubtful accounts. As of December 31, 2021, straight-line rent receivables was $240.3 million and there was no allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
9. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	September 30, 2022	December 31, 2021
Deposits and pre-development costs for future acquisitions	$—	$47,605
Prepaid insurance	11,325	5,442
Non-real estate investments	46,533	31,447
Stock purchase warrant	113	1,664
Deferred financing costs	6,315	7,750
Prepaid property tax	3,058	2,192
Interest rate derivative assets	8,801	368
Inventory	4,795	1,578
Other	25,700	20,954
PREPAID EXPENSES AND OTHER ASSETS, NET	$106,640	$119,000

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized (loss) gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $0.7 million and an unrealized gain of $0.5 million on its non-real estate investments due to the observable changes in fair value during the three and nine months ended September 30, 2022, respectively. The Company recognized an unrealized gain of $1.0 million and $9.9 million on its non-real estate investments due to the observable changes in fair value during the three and nine months ended September 30, 2021, respectively.

Stock Purchase Warrant

The Company holds an investment in a stock purchase warrant that gives the Company the right to purchase a fixed number of shares of common stock of a non-real estate investee. The warrant meets the definition of a derivative and is measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative asset are included in unrealized (loss) gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $0.2 million and $1.6 million due to the change in the fair value of the stock purchase warrant during the three and nine months ended September 30, 2022, respectively. The Company recognized an unrealized loss of $0.2 million and an unrealized gain of $1.7 million due to the change in the fair value of the stock purchase warrant during the three and nine months ended September 30, 2021, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
10. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	September 30, 2022	December 31, 2021	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)(5)	$295,000	$125,000	SOFR + 1.15% to 1.60%	12/21/2026	(6)
Series A notes	110,000	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(7)	350,000	—	5.95%	2/15/2028
Total unsecured debt	2,570,000	2,050,000

Secured debt
Hollywood Media Portfolio	$1,100,000	$1,100,000	LIBOR + 0.99%	8/9/2026	(8)
Acquired Hollywood Media Portfolio debt	(209,814)	(209,814)	LIBOR + 1.55%	8/9/2026	(8)
Hollywood Media Portfolio, net(9)(10)	890,186	890,186
One Westside and 10850 Pico(11)	273,089	241,388	LIBOR + 1.70%	12/18/2024	(12)
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(13)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(14)	101,000	101,000	3.38%	11/6/2028
Quixote	160,000	—	5.00%	12/31/2023
Total secured debt	1,906,575	1,714,874
Total unsecured and secured debt	4,476,575	3,764,874
Unamortized deferred financing costs/loan discounts(15)	(27,259)	(30,971)
TOTAL UNSECURED AND SECURED DEBT, NET	$4,449,316	$3,733,903

IN-SUBSTANCE DEFEASED DEBT(16)	$—	$128,212	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT(17)	$66,136	$66,136	4.50%	10/9/2032	(18)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2022, which may be different than the interest rates as of December 31, 2021 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% to 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of September 30, 2022, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.30%.
4.The Company has a total capacity of $1.0 billion available under its unsecured revolving credit facility, up to $250.0 million of which can be used for borrowings in pounds sterling or Canadian dollars.
5.On October 20, 2022, the Company made an $85.0 million repayment on this facility.
6.Includes the option to extend the initial maturity date of December 21, 2025 twice for an additional six-month term each.
7.An amount equal to the net proceeds from the 5.95% Registered senior notes has been allocated to new or existing eligible green projects.
8.Includes the option to extend the initial maturity date of August 9, 2023 three times for an additional one-year term each.
9.The Company owns 51% of the ownership interests in the consolidated joint venture that owns the Hollywood Media Portfolio. The joint venture holds a $1.1 billion mortgage loan secured by the Hollywood Media Portfolio. The Company purchased bonds comprising the loan in the amount of $209.8 million.
10.The interest rate on a portion of the outstanding loan balance has been effectively fixed through the use of an interest rate swap under the first payments approach. As of September 30, 2022, the LIBOR component of the interest rate was fixed at 1.43% with respect to $125.0 million of the loan secured by the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Hollywood Media Portfolio. Additionally, the interest on the full principal amount has been effectively capped at 4.49% (3.50% strike rate + 0.99% spread) per annum through the use of an interest rate cap.
11.The Company has the ability to draw up to $414.6 million under the construction loan secured by the One Westside and 10850 Pico properties.
12.Includes the option to extend the initial maturity date of December 18, 2023 twice for an additional six-month term each.
13.The Company owns 55% of the ownership interests in the consolidated joint venture that owns the 1918 Eighth property. The full amount of the loan is shown. This loan is interest-only through its term.
14.The Company owns 55% of the ownership interests in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
15.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. See Note 9 for details.
16.The Company owns 75% of the ownership interests in the joint venture that owns the One Westside and 10850 Pico properties. The full amount of the loan is shown. Monthly debt service includes debt amortization payments based on a 10-year amortization schedule with a balloon payment at maturity.
17.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property.
18.Includes the option to extend the initial maturity date of October 9, 2028 twice for an additional two-year term each.

Current Year Activity

During the nine months ended September 30, 2022, there were $170.0 million in borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

In July 2022, the Company repaid its in-substance defeased debt in the amount of $126.4 million in full using the proceeds from the maturity of its U.S. Government securities in June 2022.

In August 2022, the Company modified the existing loan agreement secured by its 1918 Eighth property, whereby the LIBOR-based floating interest rate was replaced with a term SOFR-based floating interest rate. The Company applied the relief provisions of ASC 848 and accounted for this modification as a continuation of the existing loan agreement.

In August 2022, the Company acquired Quixote. In conjunction with the acquisition, the Company obtained a $160.0 million note payable from the sellers secured by the assets of Quixote. The loan has an interest rate of 5.00% per annum and is interest-only through the maturity date of December 31, 2023.

In September 2022, the operating partnership completed an underwritten public offering of $350.0 million of 5.95% Senior Notes due in 2028, which were issued at a discount of 99.614% of par and are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount and commissions, were approximately $346.5 million and were used to repay the outstanding borrowings under its unsecured revolving credit facility. An amount equal to the net proceeds has been allocated to new or existing eligible green projects.

In September 2022, the operating partnership entered into the First Modification Agreement to the Fourth Amended and Restated Credit Agreement, which replaced the LIBOR-based floating interest rate option with a term SOFR-based floating interest rate option as a benchmark rate for borrowings denominated in U.S. dollars for all purposes under the existing credit agreement. The Company applied the relief provisions of ASC 848 and accounted for this modification as a continuation of the existing credit agreement.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of September 30, 2022:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2022	$—	$—
2023	320,000	—
2024	273,089	—
2025	741,300	—
2026	1,335,186	—
Thereafter	1,807,000	66,136
TOTAL	$4,476,575	$66,136

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

The following table summarizes existing covenants and their covenant levels as of September 30, 2022 related to our unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	44.1%
Unsecured indebtedness to unencumbered asset value	≤ 60%	44.3%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.3x
Secured indebtedness to total asset value	≤ 45%	19.6%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	3.0x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of September 30, 2022:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	46.2%
Total unencumbered assets to unsecured debt	≥ 150%	229.8%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	3.3x
Secured debt to total assets	≤ 45%	20.2%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of September 30, 2022.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross interest expense(1)	$38,595	$33,912	$103,242	$101,341
Capitalized interest	(4,797)	(5,760)	(11,674)	(17,049)
Amortization of deferred financing costs and loan discounts/premiums	3,463	2,673	10,248	7,508
INTEREST EXPENSE	$37,261	$30,825	$101,816	$91,800
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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of September 30, 2022 and December 31, 2021:

					Interest Rate Range(1)		Fair Value Assets (Liabilities)
Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Low	High	September 30, 2022	December 31, 2021
Interest rate swaps
Hollywood Media Portfolio(2)(3)	2	$350,000	April 2015	April 2022	2.96%	3.46%	$—	$(1,413)
Hollywood Media Portfolio(2)(3)	1	125,000	June 2016	November 2022	2.63%	3.13%	304	(1,122)
Interest rate cap					Strike rate
Hollywood Media Portfolio(4)	1	1,100,000	August 2021	August 2023	3.50%		8,497	368
TOTAL							$8,801	$(2,167)
_____________
1.The rate is based on the fixed rate from the swap and the spread based on the operating partnership’s leverage ratio.
2.The swaps were designated under the first payments approach within hedge accounting, where the Company elected to designate a cash flow (LIBOR-based interest payments) instead of a specific piece of debt.
3.These derivatives were designated as effective cash flow hedges for accounting purposes.
4.The interest rate cap is not designated under hedge accounting and is accounted for under mark-to-market accounting.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of September 30, 2022, the Company expects $0.1 million of unrealized gain included in accumulated other comprehensive loss will be reclassified as a decrease to interest expense in the next 12 months.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
12. U.S. Government Securities

The acquisition of the One Westside and 10850 Pico properties in 2018 included the assumption of debt that was, in substance, defeased through the purchase of U.S. Government-backed securities. The securities were held to maturity and were carried at amortized cost on the Consolidated Balance Sheet. The remaining securities matured during the nine months ended September 30, 2022, resulting in a balance of $0 as of September 30, 2022, as compared to a balance of $129.3 million as of December 31, 2021.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2022, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2017. The Company has assessed its tax positions for all open years, which as of September 30, 2022 included 2018 to 2020 for federal purposes and 2017 to 2020 for state purposes, and concluded that there are no material uncertainties to be recognized.

14. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2022 to 2034.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of September 30, 2022:

Year Ended	Non-cancellable	Subject to Early Termination Options	Total (1)
Remaining 2022	$161,060	$35	$161,095
2023	633,820	1,905	635,725
2024	583,517	4,560	588,077
2025	443,584	40,697	484,281
2026	378,315	54,272	432,587
Thereafter	1,412,518	188,362	1,600,880
TOTAL	$3,612,814	$289,831	$3,902,645
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 12 ground leases, 10 sound stage leases, five office leases and 16 other leases as of September 30, 2022. The Company’s operating

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
lease obligations have expiration dates ranging from 2023 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of September 30, 2022, the present value of the remaining contractual payments of $746.7 million under the Company’s operating lease agreements was $396.4 million. The corresponding operating lease right-of-use assets amounted to $399.6 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of September 30, 2022:

Year	Lease Payments(1)
Remaining 2022	$9,541
2023	38,525
2024	38,297
2025	38,193
2026	36,745
Thereafter	585,373
Total operating lease payments	746,674
Less: interest portion	(350,262)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$396,412
_____________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Variable rental expense	$1,219	$2,765	$7,316	$7,873
Minimum rental expense	$7,841	$5,421	$20,122	$15,963

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$8,801	$—	$8,801	$—	$368	$—	$368
Interest rate derivative liabilities(2)	$—	$—	$—	$—	$—	$(2,535)	$—	$(2,535)
Non-real estate investments measured at fair value(1)	$533	$—	$—	$533	$1,915	$1,568	$—	$3,483
Stock purchase warrant(1)	$—	$113	$—	$113	$—	$1,664	$—	$1,664
Earnout liability(2)(3)	$—	$—	$(9,300)	$(9,300)	$—	$—	$(11,383)	$(11,383)
Non-real estate investments measured at NAV(1)(4)	$—	$—	$—	$46,000	$—	$—	$—	$27,964
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

The following table summarizes changes in the carrying amount of the earnout liability during the nine months ended September 30, 2022:

Balance, December 31, 2021	$(11,383)
Partial settlement	3,840
Remeasurement to fair value	(1,757)
Balance, September 30, 2022	$(9,300)

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
U.S. Government securities	$—	$—	$129,321	$130,910
LIABILITIES
Unsecured debt(1)	$2,570,000	$2,332,902	$2,050,000	$2,154,908
Secured debt(1)	$1,906,575	$1,883,357	$1,714,874	$1,713,726
In-substance defeased debt	$—	$—	$128,212	$128,361
Joint venture partner debt	$66,136	$60,997	$66,136	$69,116
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

16. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of September 30, 2022, 7.2 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $10.95.

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

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expensed stock compensation(1)	$6,494	$5,840	$17,816	$15,718
Capitalized stock compensation(2)	894	771	2,683	2,659
TOTAL STOCK COMPENSATION(3)	$7,388	$6,611	$20,499	$18,377
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

17. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended September 30, 2022 and 2021, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Basic and diluted net loss available to common stockholders	$(17,286)	$(9,295)	$(44,515)	$(1,998)
Denominator:
Basic weighted average common shares outstanding	141,117,194	152,320,252	144,677,652	151,443,305
Effect of dilutive instruments(1)(2)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	141,117,194	152,320,252	144,677,652	151,443,305
Basic earnings per common share	$(0.12)	$(0.06)	$(0.31)	$(0.01)
Diluted earnings per common share	$(0.12)	$(0.06)	$(0.31)	$(0.01)

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

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended September 30, 2022 and 2021, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Basic and diluted net loss available to common unitholders	$(17,511)	$(9,380)	$(45,063)	$(2,014)
Denominator:
Basic weighted average common units outstanding	142,963,458	153,701,876	146,523,102	152,818,720
Effect of dilutive instruments(1)(2)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	142,963,458	153,701,876	146,523,102	152,818,720
Basic earnings per common unit	$(0.12)	$(0.06)	$(0.31)	$(0.01)
Diluted earnings per common unit	$(0.12)	$(0.06)	$(0.31)	$(0.01)
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

18. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of September 30, 2022 and December 31, 2021, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
BEGINNING OF PERIOD	$9,815	$126,420	$9,815	$129,449
Contributions	—	200	—	575
Distributions	—	—	—	(8)
Declared dividend	(153)	—	(459)	—
Net income (loss)	153	(1,037)	459	(4,433)
END OF PERIOD	$9,815	$125,583	$9,815	$125,583

19. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“OCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2021	$(3,957)	$2,196	$(1,761)
Unrealized gains (losses) recognized in OCI	9,039	(18,177)	(9,138)
Reclassification from OCI into income(1)	(6,167)	—	(6,167)
Net change in OCI	2,872	(18,177)	(15,305)
BALANCE AT SEPTEMBER 30, 2022	$(1,085)	$(15,981)	$(17,066)
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s OCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2021	$(3,954)	$2,175	$(1,779)
Unrealized gains (losses) recognized in OCI	9,200	(18,501)	(9,301)
Reclassification from OCI into income(1)	(6,277)	—	(6,277)
Net change in OCI	2,923	(18,501)	(15,578)
BALANCE AT SEPTEMBER 30, 2022	$(1,031)	$(16,326)	$(17,357)
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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	September 30, 2022	December 31, 2021
Company-owned common units in the operating partnership	140,923,320	151,124,543
Company’s ownership interest percentage	98.7%	98.8%
Non-controlling common units in the operating partnership(1)	1,846,264	1,842,898
Non-controlling ownership interest percentage	1.3%	1.2%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of September 30, 2022, this amount represents both common units and performance units of 550,969 and 1,295,295, respectively. As of December 31, 2021, this amount represents both common units and performance units in the amount of 550,969 and 1,291,929, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the nine months ended September 30, 2022.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the nine months ended September 30, 2022. A cumulative total of $65.8 million has been sold as of September 30, 2022.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million of its common stock under the share repurchase program. During the nine months ended September 30, 2022, the Company repurchased $37.2 million of its common stock, before transaction costs. Since commencement of the program, a cumulative total of $213.4 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

On February 25, 2022, the Company entered into a collared ASR agreement to purchase $100 million of its outstanding common stock. During the nine months ended September 30, 2022, the Company made an initial payment of $100 million and received an initial delivery of approximately 3.3 million shares of common stock based on an estimated cap price calculated using the daily volume-weighted average price during an initial hedge period. Final settlement of the agreement occurred during the third quarter 2022, resulting in the receipt of an additional 0.7 million shares of common stock based on a floor price of $25.35.

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

Dividends

The Board declares dividends on a quarterly basis and the Company pays the dividends during the quarters in which the dividends are declared. The following table summarizes dividends per share declared and paid for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock	$0.25	$0.25	$0.75	$0.75
Common units	$0.25	$0.25	$0.75	$0.75
Series A preferred units	$0.3906	$0.3906	$1.1718	$1.1718
Series C preferred stock(1)	$0.2968750	$—	$1.0390625	$—

Performance units	$0.25	$0.25	$0.75	$0.75
Payment date	September 29, 2022	September 30, 2021	N/A	N/A
Record date	September 19, 2022	September 20, 2021	N/A	N/A
_________________
1.Dividends paid during the nine months ended September 30, 2022 include a $0.2968750 per share dividend declared and paid in each of the first, second and third quarters of 2022 and a $0.1484375 per share dividend declared during the fourth quarter of 2021.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Office segment
Office revenues	$213,491	$201,866	$641,135	$589,712
Office expenses	(78,340)	(71,865)	(230,529)	(207,538)
Office segment profit	135,151	130,001	410,606	382,174
Studio segment
Studio revenues	46,863	25,766	115,162	66,641
Studio expenses	(26,688)	(12,044)	(66,357)	(35,963)
Studio segment profit	20,175	13,722	48,805	30,678
TOTAL SEGMENT PROFIT	$155,326	$143,723	$459,411	$412,852

Segment revenues	$260,354	$227,632	$756,297	$656,353
Segment expenses	(105,028)	(83,909)	(296,886)	(243,501)
TOTAL SEGMENT PROFIT	$155,326	$143,723	$459,411	$412,852

The table below is a reconciliation of the total profit from all segments to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET (LOSS) INCOME	$(6,792)	$(6,182)	$(10,861)	$12,259
General and administrative	19,795	18,288	62,178	53,846
Depreciation and amortization	93,070	88,568	276,701	255,507
Loss (income) from unconsolidated real estate entities	352	(566)	(1,731)	(1,671)
Fee income	(911)	(678)	(3,122)	(2,323)
Interest expense	37,261	30,825	101,816	91,800
Interest income	(196)	(934)	(2,026)	(2,868)
Management services reimbursement income—unconsolidated real estate entities	(983)	(253)	(3,159)	(879)
Management services expense—unconsolidated real estate entities	983	253	3,159	879
Transaction-related expenses	9,331	6,300	10,713	7,364
Unrealized loss (gain) on non-real estate investments	894	(827)	1,062	(11,620)
Loss on sale of real estate	180	—	180	—
Impairment loss	4,795	2,762	28,548	2,762
Loss on extinguishment of debt	—	6,249	—	6,249
Other (income) expense	(2,453)	(82)	(4,047)	1,547
TOTAL PROFIT FROM ALL SEGMENTS	$155,326	$143,723	$459,411	$412,852

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three and nine months ended September 30, 2022, the Company recognized $1.0 million and $3.2 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations. During the three and nine months ended September 30, 2021, the Company recognized $0.3 million and $0.9 million of such reimbursement income, respectively.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of September 30, 2022, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $6.2 million and $6.3 million, respectively, as compared to right-of-use assets and lease liabilities of $7.4 million and $7.5 million, respectively, as of September 30, 2021. During the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $0.7 million, respectively, of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statement of Operations related to these leases. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $0.8 million of related rental expense, respectively.

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

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $48.0 million. As of September 30, 2022, the Company has contributed $30.2 million to these funds, net of distributions, with $17.8 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2022, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of September 30, 2022, the Company had $3.1 million in outstanding letters of credit under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of September 30, 2022, the Company had $312.7 million in related commitments.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
23. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest, net of capitalized interest	$68,821	$74,381
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$181,689	$136,661
Ground lease remeasurement	$23,177	$—
Note payable issued as consideration in a business combination	$160,000	$—
Earnout liability recognized as contingent consideration for business combination	$—	$22,800
Lease liabilities recorded in connection with right-of-use assets	$94,447	$13,881

Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest, net of capitalized interest	$68,821	$74,381
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$181,689	$136,661
Ground lease remeasurement	$23,177	$—
Note payable issued as consideration in a business combination	$160,000	$—
Earnout liability recognized as contingent consideration for business combination	$—	$22,800
Lease liabilities recorded in connection with right-of-use assets	$94,447	$13,881

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc:

	Nine Months Ended September 30,
	2022	2021
BEGINNING OF PERIOD
Cash and cash equivalents	$96,555	$113,686
Restricted cash	100,321	35,854
TOTAL	$196,876	$149,540

END OF PERIOD
Cash and cash equivalents	$161,667	$110,500
Restricted cash	42,401	109,737
TOTAL	$204,068	$220,237

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, L.P.:

	Nine Months Ended September 30,
	2022	2021
BEGINNING OF PERIOD
Cash and cash equivalents	$96,555	$113,686
Restricted cash	100,321	35,854
TOTAL	$196,876	$149,540

END OF PERIOD
Cash and cash equivalents	$161,667	$110,500
Restricted cash	42,401	109,737
TOTAL	$204,068	$220,237

24. Subsequent Events

On October 20, 2022, the Company sold its 6922 Hollywood office property for $96.0 million before certain credits, prorations and closing costs. A portion of the proceeds was used to make an $85.0 million repayment on the Company’s unsecured revolving credit facility.

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

Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic, may result in decreases in cash flows from our properties. Our tenants could re-evaluate their use of such properties in light of the impacts of the COVID-19 pandemic, including their ability to have workers succeed in working at home, and determine not to renew these leases or to seek rent or other concessions as a condition of renewing their leases.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at September 30, 2022, our office portfolio consisted of approximately 16.1 million square feet of in-service, repositioning, redevelopment, development and held for sale properties. Additionally, as of September 30, 2022, our studio portfolio consisted of 2.1 million square feet of in-service, repositioning and development properties and our land portfolio consisted of 3.6 million developable square feet. Our consolidated and unconsolidated portfolio consists of 65 properties (42 wholly-owned properties, 16 properties owned by joint ventures and seven land properties) located throughout the United States, Western Canada and Greater London, United Kingdom, totaling approximately 21.2 million square feet.

As of September 30, 2022, our in-service office portfolio was 89.3% leased (including leases not yet commenced). Our same-store studio properties were 84.4% leased for the average percent leased for the 12 months ended September 30, 2022.

The following table summarizes our portfolio as of September 30, 2022:

In-Service Portfolio	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	43	12,821,754	87.4%	88.9%	$53.42
Stabilized non-same store(5)	4	1,100,588	98.6	99.2	57.21
Total stabilized	47	13,922,342	88.2	89.7	53.76
Lease-up(5)(6)	1	724,939	78.3	80.6	60.77
Total in-service office	48	14,647,281	87.8	89.3	54.07
STUDIO
Same-store(7)	3	1,230,454	84.4	84.4	44.72
Non-same store(5)	1	35,562	—	—	—
Total	4	1,266,016
Repositioning(5)(8)	2	433,259	—	2.4	—
Development(5)(9)	2	787,000	—	—	—
Held-for-sale(5)(10)	2	452,186	54.6	54.6	53.99
Total repositioning, redevelopment, development and held-for-sale	6	1,672,445
Total office and studio properties	58	17,585,742
Land	7	3,583,589
TOTAL	65	21,169,331
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of September 30, 2022, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended September 30, 2022, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of September 30, 2022. Annualized base rent does not reflect tenant reimbursements. Annualized base rent per square foot for studio properties is calculated as (i) annual base rent divided by (ii) square footage under leased as of September 30, 2022.
4.Includes office properties owned and included in our stabilized portfolio as of July 1, 2022 and still owned and included in the stabilized portfolio as of September 30, 2022.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of September 30, 2022.
7.Includes studio properties owned and included in our portfolio as of July 1, 2022 and still owned and included in our portfolio as of September 30, 2022.
8.Includes 96,322 square feet at 10850 Pico, 96,240 square feet at 875 Howard, 79,056 square feet at Page Mill Center, 50,847 square feet at Metro Plaza, 36,905 square feet at Rincon Center, 35,905 square feet at 95 Jackson, 18,594 square feet at Sunset Las Palmas, 12,740 square feet at Palo Alto Square, and 6,650 square feet at Sunset Gower as of third quarter 2022.
9.Includes 546,000 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center, to which we purchased rights in the first quarter of 2019, and 241,000 square feet related to Sunset Glenoaks.
10.Includes Skyway Landing and 6922 Hollywood.

Overview

Business Acquisitions

On August 31, 2022, the Company acquired 100% of the equity interests in Quixote Studios (“Quixote”), which provides sound stages, cast trailers and trucks, and other equipment essential for media content production and it will expand the Company’s service offerings for its studio platform. See Part I, Item 1 “Note 3 to the Consolidated Financial Statements—Business Combinations” for details.

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

On July 15, 2022, the Company purchased 5801 Bobby Foster Road, approximately 29 acres of land with an office/warehouse located in Albuquerque, New Mexico, for the storage of trailers and other rental assets used to serve the surrounding studio production industry. The property was acquired for a total purchase price of $8.0 million, before certain credits, prorations and closing costs.

See Part I, Item 4 “Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Property Dispositions

During the nine months ended September 30, 2022, the Company sold its Del Amo and Northview Center properties for $2.8 million and $46.0 million, respectively. See Part I, Item 1 “Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Held for Sale

As of September 30, 2022, the Company had two properties classified as held for sale—6922 Hollywood and Skyway Landing—as these properties were considered non-strategic to the Company’s portfolio. During the nine months ended September 30, 2022, the Company recognized an impairment loss of $3.1 million related to its 6922 Hollywood office property due to a reduction in the estimated fair value of the property. 6922 Hollywood was subsequently sold on October 20, 2022.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of September 30, 2022:

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

Lease Expirations

The following table summarizes the lease expirations for leases in place as of September 30, 2022, plus available space, beginning January 1, 2022 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share(1)
Year of Lease Expiration	Number of Leases Expiring(2)	Square Footage of Expiring Leases(3)	Square Footage of Expiring Leases(4)	Percent of Office Portfolio Square Feet	Annualized Base Rent(5)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(6)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(7)
Vacant		2,722,442	2,614,565	19.9%
2022	67	567,011	519,708	3.9	$26,001,505	4.4%	$50.03	$26,267,292	$50.54
2023	172	1,717,729	1,369,011	10.4	73,949,187	12.4	54.02	74,930,084	54.73
2024	169	1,791,887	1,514,926	11.5	85,582,785	14.4	56.49	90,593,643	59.80
2025	138	1,854,803	1,522,868	11.6	93,087,659	15.8	61.13	99,879,752	65.59
2026	63	711,825	621,106	4.7	38,306,154	6.4	61.67	42,593,801	68.58
2027	84	939,702	795,547	6.0	46,920,342	7.9	58.98	53,241,773	66.92
2028	42	1,037,801	896,956	6.8	60,923,983	10.2	67.92	71,862,566	80.12
2029	20	361,097	254,942	1.9	19,073,279	3.2	74.81	22,606,021	88.67
2030	16	1,532,267	1,170,613	8.9	56,599,859	9.5	48.35	72,303,833	61.77
2031	14	1,086,447	670,931	5.1	37,964,531	6.4	56.58	50,272,084	74.93
Thereafter	25	1,264,299	814,359	6.2	45,456,342	7.6	55.82	65,679,797	80.65
Building management use(8)	46	209,140	183,138	1.4	—	—	—	—	—
Signed leases not commenced(9)	44	230,553	219,863	1.7	10,901,410	1.8	49.58	12,981,094	59.04
Portfolio Total/Weighted Average	900	16,027,003	13,168,533	100.0%	$594,767,036	100.0%	$56.35	$683,211,740	$64.74
_____________
1.Calculated based on the Company’s consolidated portfolio, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based on the Company’s percentage ownership interests), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based on the partners’ percentage ownership interests).
2.Does not include 39 month-to-month leases.
3.Total expiring square footage does not include 26,479 square feet of month-to-month leases.
4.Total expiring square footage does not include 16,397 square feet of month-to-month leases.
5.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) as of September 30, 2022, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
6.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of September 30, 2022.
7.Annualized base rent per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of September 30, 2022.
8.Reflects management offices occupied by the Company with various expiration dates.
9.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of September 30, 2022 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of September 30, 2022, divided by (ii) square footage under uncommenced leases as of September 30, 2022.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Renewals(1)
Number of leases	34	27	120	92
Square feet	216,505	187,913	948,663	909,757
Tenant improvement costs per square foot(2)(3)	$5.32	$16.25	$13.75	$8.23
Leasing commission costs per square foot(2)	5.71	5.24	10.80	7.56
Total tenant improvement and leasing commission costs(2)	$11.03	$21.49	$24.55	$15.79

New leases(4)
Number of leases	31	26	106	76
Square feet	164,859	130,515	649,982	443,221
Tenant improvement costs per square foot(2)(3)	$95.70	$77.82	$70.22	$67.50
Leasing commission costs per square foot(2)	16.48	14.06	16.51	15.85
Total tenant improvement and leasing commission costs(2)	$112.18	$91.88	$86.73	$83.35

TOTAL
Number of leases	65	53	226	168
Square feet	381,364	318,428	1,598,645	1,352,978
Tenant improvement costs per square foot(2)(3)	$43.20	$40.61	$36.73	$26.45
Leasing commission costs per square foot(2)	10.23	8.73	13.12	10.11
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$53.43	$49.34	$49.85	$36.56
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

Financings

During the nine months ended September 30, 2022, there were $170.0 million in borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

In July 2022, the Company repaid its in-substance defeased debt in the amount of $126.4 million in full using the proceeds from the maturity of its U.S. Government securities in June 2022.

In August 2022, the Company modified the existing loan agreement secured by its 1918 Eighth property, whereby the LIBOR-based floating interest rate was replaced with a term SOFR-based floating interest rate.

In August 2022, the Company acquired Quixote. In conjunction with the acquisition, the Company obtained a $160.0 million note payable from the sellers secured by the assets of Quixote. The loan has an interest rate of 5.00% per annum and is interest-only through the maturity date of December 31, 2023.

In September 2022, the operating partnership completed an underwritten public offering of $350.0 million of 5.95% Senior Notes due in 2028, which were issued at a discount of 99.614% of par and are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount and commissions, were approximately $346.5 million and were used to repay the outstanding borrowings under its unsecured revolving credit facility. An amount equal to the net proceeds has been allocated to new or existing eligible green projects.

In September 2022, the operating partnership entered into the First Modification Agreement to the Fourth Amended and Restated Credit Agreement, which replaced the LIBOR-based floating interest rate option with a term SOFR-based floating interest rate option as a benchmark rate for borrowings denominated in U.S. dollars for all purposes under the existing credit agreement.

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

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of July 1, 2022 and still owned and included in the stabilized portfolio as of September 30, 2022; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2022	2021
Net loss	$(6,792)	$(6,182)	$(610)	9.9%
Adjustments:
Loss (income) from unconsolidated real estate entities	352	(566)	918	(162.2)
Fee income	(911)	(678)	(233)	34.4
Interest expense	37,261	30,825	6,436	20.9
Interest income	(196)	(934)	738	(79.0)
Management services reimbursement income—unconsolidated real estate entities	983	253	730	288.5
Management services expense—unconsolidated real estate entities	(983)	(253)	(730)	288.5
Transaction-related expenses	9,331	6,300	3,031	48.1
Unrealized loss (gain) on non-real estate investments	894	(827)	1,721	(208.1)
Loss on sale of real estate	180	—	180	—
Impairment loss	4,795	2,762	2,033	73.6
Loss on extinguishment of debt	—	6,249	(6,249)	(100.0)
Other income	(2,453)	(82)	(2,371)	2,891.5
General and administrative	19,795	18,288	1,507	8.2
Depreciation and amortization	93,070	88,568	4,502	5.1
NOI	$155,326	$143,723	$11,603	8.1%

Same-store NOI	$120,153	$129,221	$(9,068)	(7.0)%
Non-same-store NOI	35,173	14,502	20,671	142.5
NOI	$155,326	$143,723	$11,603	8.1%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended September 30,
	2022	2021
Same-store office
Number of properties	42	42
Rentable square feet	11,311,811	11,311,811
Ending % leased	88.2%	92.3%
Ending % occupied	86.5%	91.7%
Average % occupied for the period	90.1%	92.1%
Average annual rental rate per square foot	$57.10	$54.10

Same-store studio
Number of properties	3	3
Rentable square feet	1,230,454	1,230,454
Average % occupied for the period(1)	84.4%	87.3%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended September 30,
	2022			2021
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$173,813	$34,966	$208,779	$179,000	$18,941	$197,941
Service and other revenues	4,063	649	4,712	3,115	810	3,925
Total office revenues	177,876	35,615	213,491	182,115	19,751	201,866

Studio
Rental	12,998	2,307	15,305	12,620	148	12,768
Service and other revenues	9,267	22,291	31,558	6,131	6,867	12,998
Total studio revenues	22,265	24,598	46,863	18,751	7,015	25,766

Total revenues	200,141	60,213	260,354	200,866	26,766	227,632

Operating expenses
Office operating expenses	66,838	11,502	78,340	62,687	9,178	71,865
Studio operating expenses	13,150	13,538	26,688	8,958	3,086	12,044
Total operating expenses	79,988	25,040	105,028	71,645	12,264	83,909

Office NOI	111,038	24,113	135,151	119,428	10,573	130,001
Studio NOI	9,115	11,060	20,175	9,793	3,929	13,722
NOI	$120,153	$35,173	$155,326	$129,221	$14,502	$143,723

The following table gives further detail on our change in NOI:

	Three Months Ended September 30, 2022 as compared to Three Months Ended September 30, 2021
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(5,187)	(2.9)%	$16,025	84.6%	$10,838	5.5%
Service and other revenues	948	30.4	(161)	(19.9)	787	20.1
Total office revenues	(4,239)	(2.3)	15,864	80.3	11,625	5.8

Studio
Rental	378	3.0	2,159	1,458.8	2,537	19.9
Service and other revenues	3,136	51.1	15,424	224.6	18,560	142.8
Total studio revenues	3,514	18.7	17,583	250.6	21,097	81.9

Total revenues	(725)	(0.4)	33,447	125.0	32,722	14.4

Operating expenses
Office operating expenses	4,151	6.6	2,324	25.3	6,475	9.0
Studio operating expenses	4,192	46.8	10,452	338.7	14,644	121.6
Total operating expenses	8,343	11.6	12,776	104.2	21,119	25.2

Office NOI	(8,390)	(7.0)	13,540	128.1	5,150	4.0
Studio NOI	(678)	(6.9)	7,131	181.5	6,453	47.0
NOI	$(9,068)	(7.0)%	$20,671	142.5%	$11,603	8.1%

NOI increased $11.6 million, or 8.1%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily resulting from:

•a $20.7 million increase in non-same-store NOI driven by:
•an increase in office NOI of $13.5 million primarily due to:
•a $16.0 million increase in rental revenues primarily resulting from the delivery of the entire premises of our One Westside development property to Google in November 2021 and the acquisition of our 5th & Bell property in December 2021;
•partially offset by a $2.3 million increase in operating expenses corresponding to the increase in rental revenues.
•an increase in studio NOI of $7.1 million primarily due to the acquisition of Zio and Star Waggons in August 2021 and Quixote in August 2022.
•a $9.1 million decrease in same-store NOI driven by:
•a decrease in office NOI of $8.4 million primarily due to:
•a $5.2 million decrease in rental revenues resulting from a decrease in occupancy across our same-store portfolio; and
•a $4.2 million increase in operating expenses, predominantly utilities and cleaning, resulting from higher utilization of office space due to an increase in the number of tenant employees returning to in-person work;
•partially offset by a $0.9 million increase in service and other revenues primarily resulting from a lease cancellation fee at our Concourse property and increases in visitor parking at several properties across our same-store portfolio.

•a decrease in studio NOI of $0.7 million primarily due to:
•a $4.2 million increase in studio operating expenses due to a favorable supplemental property tax assessment for our Sunset Las Palmas studio property recorded in the prior period and an increase in lighting and grip, utilities and cleaning expenses at our Sunset Gower studio property;
•partially offset by a $3.1 million increase in service and other revenues predominantly due to increased activity at our Sunset Gower studio property.

Other Income (Expense)

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Gross interest expense	$38,595	$33,912	$4,683	13.8%
Capitalized interest	(4,797)	(5,760)	963	(16.7)
Amortization of deferred financing costs and loan discounts/premiums	3,463	2,673	790	29.6
TOTAL	$37,261	$30,825	$6,436	20.9%

Gross interest expense increased $4.7 million, or 13.8%, to $38.6 million for the three months ended September 30, 2022 compared to $33.9 million for the three months ended September 30, 2021. The increase was primarily driven by an increase in the average reference rates for the Company’s variable rate debt, increases in the outstanding borrowings on the Company’s unsecured revolving credit facility and One Westside construction loan and interest incurred on the Quixote secured note and the 5.95% Registered senior notes, which were issued in August 2022 and September 2022, respectively. The overall increase was partially offset by decreases in interest expense due to the repayment of the mortgage loan secured by the 10950 Washington property and the in-substance defeased debt in December 2021 and July 2022, respectively.

Capitalized interest decreased $1.0 million, or 16.7%, to $4.8 million for the three months ended September 30, 2022 compared to $5.8 million for the three months ended September 30, 2021. The decrease was primarily driven by the completion of the One Westside development property, partially offset by interest capitalized on the newly-acquired Washington 1000 development.

Amortization of deferred financing costs and loan discounts/premiums increased $0.8 million, or 29.6%, to $3.5 million for the three months ended September 30, 2022 compared to $2.7 million for the three months ended September 30, 2021. The increase was primarily driven by the amortization of new issuance costs associated with the refinancing of the $1.1 billion loan secured by the Hollywood Media Portfolio and the amendment of the unsecured revolving credit facility in August 2021 and December 2021, respectively.

General and administrative expenses

General and administrative expenses increased $1.5 million, or 8.2%, to $19.8 million for the three months ended September 30, 2022 compared to $18.3 million for the three months ended September 30, 2021. The increase was primarily driven by an increase in professional fees, travel and entertainment and office expenses during the three months ended September 30, 2022.

Depreciation and amortization expense

Depreciation and amortization expense increased $4.5 million, or 5.1%, to $93.1 million for the three months ended September 30, 2022 compared to $88.6 million for the three months ended September 30, 2021. The increase was primarily related to the completion of the One Westside development in November 2021, the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Zio and Star Waggons transactions in August 2021 and the Quixote transaction in August 2022 and the acquisition of the 5th & Bell property in December 2021. These increases were partially offset by the cessation of depreciation related to four properties classified as held for sale during the three months ended September 30, 2022, two of which were also sold during the period.

Transaction-related expenses

We incurred transaction-related expenses of $9.3 million for the three months ended September 30, 2022 primarily related to the Quixote acquisition, compared to $6.3 million for the three months ended September 30, 2021 primarily related to the Zio and Star Waggons acquisitions.

Interest income

Interest income decreased $0.7 million, or 79.0%, to $0.2 million for the three months ended September 30, 2022 compared to $0.9 million for the three months ended September 30, 2021. The decrease was primarily driven by the maturity of the U.S. Government securities in June 2022.

Fee income

We recognized fee income of $0.9 million for the three months ended September 30, 2022 compared to $0.7 million for the three months ended September 30, 2021. Fee income primarily represents management fee, construction management fee and leasing commission income earned from our unconsolidated real estate entities.

Unrealized (loss) gain on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $0.9 million for the three months ended September 30, 2022 compared to an unrealized gain on non-real estate investments of $0.8 million for the three months ended September 30, 2021. The activity in both periods is due to the observable changes in the fair value of the investments.

Loss on extinguishment of debt

During the three months ended September 30, 2021 we completed a refinancing of the loan secured by the Hollywood Media Portfolio and recognized a loss on extinguishment of debt of $6.2 million primarily representing the write-off of unamortized deferred financing costs associated with the extinguished portion of the loan. During the three months ended September 30, 2022, no such loss was recognized.

Impairment loss

We recognized an impairment loss of $4.8 million during the three months ended September 30, 2022 due to reductions in the estimated fair values of our Del Amo, 6922 Hollywood and Northview Center properties, as compared to an impairment loss of $2.8 million recognized during the three months ended September 30, 2021 due to a reduction in the estimated hold period of our Del Amo property.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2022 and still owned and included in the stabilized portfolio as of September 30, 2022; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties

•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net (loss) income to NOI:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2022	2021
Net (loss) income	$(10,861)	$12,259	$(23,120)	(188.6)%
Adjustments:
Income from unconsolidated real estate entities	(1,731)	(1,671)	(60)	3.6
Fee income	(3,122)	(2,323)	(799)	34.4
Interest expense	101,816	91,800	10,016	10.9
Interest income	(2,026)	(2,868)	842	(29.4)
Management services reimbursement income—unconsolidated real estate entities	3,159	879	2,280	259.4
Management services expense—unconsolidated real estate entities	(3,159)	(879)	(2,280)	259.4
Transaction-related expenses	10,713	7,364	3,349	45.5
Unrealized loss (gain) on non-real estate investments	1,062	(11,620)	12,682	(109.1)
Loss on sale of real estate	180	—	180	—
Impairment loss	28,548	2,762	25,786	933.6
Loss on extinguishment of debt	—	6,249	(6,249)	(100.0)
Other (income) expense	(4,047)	1,547	(5,594)	(361.6)
General and administrative	62,178	53,846	8,332	15.5
Depreciation and amortization	276,701	255,507	21,194	8.3
NOI	$459,411	$412,852	$46,559	11.3%

Same-store NOI	371,475	377,426	(5,951)	(1.6)%
Non-same-store NOI	87,936	35,426	52,510	148.2
NOI	$459,411	$412,852	$46,559	11.3%

The following table summarizes certain statistics of our same-store office and studio properties:

	Nine Months Ended September 30,
	2022	2021
Same-store office
Number of properties	42	42
Rentable square feet	11,311,811	11,311,811
Ending % leased	88.2%	92.3%
Ending % occupied	86.5%	91.7%
Average % occupied for the period	89.6%	92.3%
Average annual rental rate per square foot	$57.10	$54.10

Same-store studio
Number of properties	3	3
Rentable square feet	1,230,454	1,230,454
Average % occupied for the period(1)	84.4%	87.3%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Nine Months Ended September 30,
	2022			2021
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$526,957	$99,850	$626,807	$524,865	$55,489	$580,354
Service and other revenues	10,396	3,932	14,328	7,272	2,086	9,358
Total office revenues	537,353	103,782	641,135	532,137	57,575	589,712

Studio
Rental	38,981	3,156	42,137	36,324	148	36,472
Service and other revenues	24,334	48,691	73,025	23,302	6,867	30,169
Total studio revenues	63,315	51,847	115,162	59,626	7,015	66,641

Total revenues	600,668	155,629	756,297	591,763	64,590	656,353

Operating expenses
Office operating expenses	192,222	38,307	230,529	181,459	26,079	207,538
Studio operating expenses	36,971	29,386	66,357	32,878	3,085	35,963
Total operating expenses	229,193	67,693	296,886	214,337	29,164	243,501

Office NOI	345,131	65,475	410,606	350,678	31,496	382,174
Studio NOI	26,344	22,461	48,805	26,748	3,930	30,678
NOI	$371,475	$87,936	$459,411	$377,426	$35,426	$412,852

The following table gives further detail on our change in NOI:

	Nine Months Ended September 30, 2022 as compared to Nine Months Ended September 30, 2021
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$2,092	0.4%	$44,361	79.9%	$46,453	8.0%
Service and other revenues	3,124	43.0	1,846	88.5	4,970	53.1
Total office revenues	5,216	1.0	46,207	80.3	51,423	8.7

Studio
Rental	2,657	7.3	3,008	2,032.4	5,665	15.5
Service and other revenues	1,032	4.4	41,824	609.1	42,856	142.1
Total studio revenues	3,689	6.2	44,832	639.1	48,521	72.8

Total revenues	8,905	1.5	91,039	140.9	99,944	15.2

Operating expenses
Office operating expenses	10,763	5.9	12,228	46.9	22,991	11.1
Studio operating expenses	4,093	12.4	26,301	852.5	30,394	84.5
Total operating expenses	14,856	6.9	38,529	132.1	53,385	21.9

Office NOI	(5,547)	(1.6)	33,979	107.9	28,432	7.4
Studio NOI	(404)	(1.5)	18,531	471.5	18,127	59.1
NOI	$(5,951)	(1.6)%	$52,510	148.2%	$46,559	11.3%

NOI increased $46.6 million, or 11.3%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily resulting from:

•a $52.5 million increase in non-same-store NOI from driven by:
•an increase in office NOI of $34.0 million primarily due to:
•a $44.4 million increase in rental revenues primarily resulting from the delivery of the entire premises of our One Westside development property to Google in November 2021 and the acquisition of our 5th & Bell property in December 2021; and
•a $1.8 million increase in service and other revenues primarily due to lease cancellation fees received at our Skyway Landing property and an increase in visitor parking revenue at our 6922 Hollywood property, partially offset by a decrease arising from lease cancellation fees received at our 10850 Pico property in the prior period that did not recur in the current period;
•partially offset by a $12.2 million increase in operating expenses corresponding to the increase in rental revenues.
•an increase in studio NOI of $18.5 million primarily due to the acquisition of Zio and Star Waggons in August 2021 and Quixote in August 2022.
•a $6.0 million decrease in same-store NOI driven by:
•an decrease in office NOI of $5.5 million primarily due to:
•a $10.8 million increase in operating expenses, predominantly utilities and cleaning, resulting from higher utilization of office space due to an increase in the number of tenant employees returning to in-person work;
•partially offset by a $2.1 million increase in rental revenues primarily resulting from lease commencements at our Maxwell property (Califia Farms and Twitch Interactive), the conversion of a lease from percentage rent to base rent at our Maxwell property, the reversal of reserves for uncollectible rents recognized at our 11601 Wilshire and 1455 Market properties, a restoration fee received at our Concourse property and higher recoveries at certain properties as compared to the prior year comparative period. The increase was partially offset by the impact of a decrease in occupancy across our same-store portfolio; and
•a $3.1 million increase in service and other revenues primarily resulting from lease cancellation fees received at our 11601 Wilshire, Concourse and Shorebreeze properties and increases in visitor parking at several properties across our same-store portfolio.
•an decrease in studio NOI of $0.4 million primarily due to:
•a $4.1 million increase in studio operating expenses primarily due to a supplemental property tax assessment for our Sunset Gower studio property recorded in the current period, a favorable supplemental property tax assessment for our Sunset Las Palmas studio property recorded in the prior period and an increase in payroll and payroll-related costs at our Sunset Gower studio property;
•partially offset by a $2.7 million increase in rental revenues primarily from increased activity at our Sunset Gower and Sunset Las Palmas studio properties; and
•a $1.0 million increase in service and other revenues primarily resulting from increased services activity at our Sunset Bronson and Sunset Las Palmas studio properties.

Other Income (Expense)

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Gross interest expense	$103,242	$101,341	$1,901	1.9%
Capitalized interest	(11,674)	(17,049)	5,375	(31.5)
Amortization of deferred financing costs and loan discounts/premiums	10,248	7,508	2,740	36.5
TOTAL	$101,816	$91,800	$10,016	10.9%

Gross interest expense increased $1.9 million, or 1.9%, to $103.2 million for the nine months ended September 30, 2022 compared to $101.3 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase in the average reference rates for the Company’s variable rate debt, increases in the outstanding borrowings on the Company’s unsecured revolving credit facility and One Westside construction loan and interest incurred on the Quixote secured note and the 5.95% Registered senior notes, which were issued in August 2022 and September 2022, respectively. The overall increase was partially offset by decreases in interest expense due to the repayment of the mortgage loan secured by the 10950 Washington property and the in-substance defeased debt in December 2021 and July 2022, respectively.

Capitalized interest decreased $5.4 million, or 31.5%, to $11.7 million for the nine months ended September 30, 2022 compared to $17.0 million for the nine months ended September 30, 2021. The increase was primarily driven by the completion of the One Westside and Harlow development properties, partially offset by interest capitalized on the newly-acquired Washington 1000 development.

Amortization of deferred financing costs and loan discounts/premiums increased $2.7 million, or 36.5%, to $10.2 million for the nine months ended September 30, 2022 compared to $7.5 million for the nine months ended September 30, 2021. The increase was primarily driven by the amortization of new issuance costs associated with the refinancing of the $1.1 billion loan secured by the Hollywood Media Portfolio and the amendment of the unsecured revolving credit facility in August 2021 and December 2021, respectively.

General and administrative expenses

General and administrative expenses increased $8.3 million, or 15.5%, to $62.2 million for the nine months ended September 30, 2022 compared to $53.8 million for the nine months ended September 30, 2021. The increase is primarily driven by lower non-cash compensation expense during the nine months ended September 30, 2021 due to the forfeiture of non-cash compensation awards granted to certain departing members of management, which did not recur during the current period, as well as an increase in professional fees, travel and entertainment and office expenses during the nine months ended September 30, 2022.

Depreciation and amortization expense

Depreciation and amortization expense increased $21.2 million, or 8.3%, to $276.7 million for the nine months ended September 30, 2022 compared to $255.5 million for the nine months ended September 30, 2021. The increase was primarily related to the completion of the One Westside development in November 2021, the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Zio and Star Waggons transactions in August 2021 and the Quixote transaction in August 2022 and the acquisition of the 5th & Bell property in December 2021. These increases were partially offset by the cessation of depreciation related to the cessation of depreciation related to four properties classified as held for sale during the nine months ended September 30, 2022, two of which were also sold during the period.

Transaction-related expenses

We incurred transaction-related expenses of $10.7 million for the nine months ended September 30, 2022 primarily related to the Quixote acquisition, compared to $7.4 million for the three months ended September 30, 2021 primarily related to the Zio and Star Waggons acquisitions.

Interest income

Interest income decreased $0.8 million, or 29.4%, to $2.0 million for the nine months ended September 30, 2022 compared to $2.9 million for the nine months ended September 30, 2021. The decrease was primarily driven by the maturity of the U.S. Government securities in June 2022.

Fee income

We recognized fee income of $3.1 million for the nine months ended September 30, 2022 compared to $2.3 million for the nine months ended September 30, 2021. Fee income primarily represents management fee, construction management fee and leasing commission income earned from our unconsolidated real estate entities.

Unrealized (loss) gain on non-real estate investments

We recognized an unrealized loss on our non-real estate investments of $1.1 million for the nine months ended September 30, 2022 compared to an unrealized gain on non-real estate investments of $11.6 million for the nine months ended September 30, 2021. The activity in both periods is due to the observable changes in the fair value of the investments.

Loss on extinguishment of debt

During the nine months ended September 30, 2021 we completed a refinancing of the loan secured by the Hollywood Media Portfolio and recognized a loss on extinguishment of debt of $6.2 million primarily representing the write-off of unamortized deferred financing costs associated with the extinguished portion of the loan. During the nine months ended September 30, 2022, no such loss was recognized.

Impairment loss

We recognized an impairment loss of $28.5 million during the nine months ended September 30, 2022, of which $20.0 million was due to reductions in the estimated fair values of our Del Amo, 6922 Hollywood and Northview Center properties and $8.5 million was due to the full impairment of the Zio trade name in connection with a rebranding of the business under the Company’s Sunset Studios platform. We recognized an impairment loss of $2.8 million during the nine months ended September 30, 2021 due to a reduction in the estimated hold period of our Del Amo property.

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
•proceeds from joint venture partners;
•proceeds from the Sunset Glenoaks construction loan (unconsolidated joint venture); and
•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had approximately $161.7 million of cash and cash equivalents at September 30, 2022. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service fees and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through September 30, 2022. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of September 30, 2022, we had total borrowing capacity of $1.0 billion under our unsecured revolving credit facility, $295.0 million of which had been drawn. As of September 30, 2022, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and 10850 Pico properties, $273.1 million of which had been drawn. As of September 30, 2022, we had total borrowing capacity of $100.6 million under the Sunset Glenoaks construction loan (unconsolidated joint venture), of which $30.8 million had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting Series A preferred units as debt) as of September 30, 2022 (in thousands, except percentage):

September 30, 2022
Unsecured and secured debt(1)	$4,476,575
Series A redeemable preferred units	9,815
Total consolidated debt	4,486,390
Equity capitalization(2)	2,015,135
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$6,501,525
Total consolidated debt/total consolidated market capitalization	69.0%
_____________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.

2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $10.95, as reported by the NYSE, on September 30, 2022 as well as the aggregate value of the Series C preferred stock liquidation preference as of September 30, 2022.

Outstanding Indebtedness

The following table sets forth information as of September 30, 2022 and December 31, 2021 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	September 30, 2022	December 31, 2021
Unsecured debt	$2,570,000	$2,050,000
Secured debt	$1,906,575	$1,714,874
In-substance defeased debt	$—	$128,212
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of September 30, 2022.

Liquidity Uses

Contractual Obligations

The terms of the securities purchase agreement for the acquisition of Zio require the Company to pay up to $20.0 million of additional consideration to the business’s former shareholders in 2024, subject to certain performance thresholds being met.

During the nine months ended September 30, 2022, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2021 Annual Report on Form 10-K. See Part I, Item 1 “Note 10 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. See Part I, Item 1 “Note 14 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. See Part I, Item 1 “Note 22 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

A comparison of our cash flow activity is as follows:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Net cash provided by operating activities	$328,549	$285,512	$43,037	15.1%
Net cash used in investing activities	$(335,427)	$(560,602)	$225,175	(40.2)%
Net cash provided by financing activities	$14,070	$345,787	$(331,717)	(95.9)%

Cash and cash equivalents and restricted cash were $204.1 million and $196.9 million at September 30, 2022 and December 31, 2021, respectively.

Operating Activities

Net cash provided by operating activities increased by $43.0 million, or 15.1%, to $328.5 million for the nine months ended September 30, 2022 compared to $285.5 million for the nine months ended September 30, 2021. The change primarily resulted from operating cash flow contributions from the acquisitions of Quixote in 2022 and Star Waggons, Zio and 5th & Bell in 2021, partially offset by increases in corporate expenditures.

Investing Activities

Net cash used in investing activities decreased by $225.2 million, or 40.2%, to $335.4 million for the nine months ended September 30, 2022 compared to $560.6 million for the nine months ended September 30, 2021. The change primarily resulted from a $124.3 million increase in proceeds from maturities of U.S. Government securities, a $100.1 million decrease in additions to investment in real estate, a $54.3 million decrease in contributions to unconsolidated real estate entities and $44.5 million in proceeds from property sales during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This change was partially offset by $96.4 million of cash outflows related to property acquisitions during the nine months ended September 30, 2022 and a $10.8 million increase in additions to non-real estate property, plant and equipment during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities decreased $331.7 million, or 95.9%, to $14.1 million for the nine months ended September 30, 2022 compared to $345.8 million for the nine months ended September 30, 2021. The change primarily resulted from a $326.1 million decrease in proceeds from notes payable, a $200.0 million cash outflow related to the accelerated share repurchase program, a $125.6 million increase in payments of in-substance defeased debt, a $45.0 million decrease in proceeds from the sale of common stock, a $22.5 million increase in other share repurchases and a $17.7 million increase in dividends paid to Series C preferred stockholders during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease was partially offset by a $362.7 million decrease in payments of notes payable, a $33.9 million decrease in distributions to non-controlling members in consolidated real estate entities and a $13.7 million decrease in payments of loan costs during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of September 30, 2022 (in thousands):

	Principal Amount	Interest Rate	Contractual Maturity Date	Company’s Share
Bentall Centre(1)	$482,506	CDOR + 1.75%	7/1/2024	$96,501
Sunset Glenoaks Studios(2)	$30,848	SOFR + 3.10%	1/9/2025	$15,424
_____________
(1)We own 20% of the ownership interests in the unconsolidated real estate investment that owns Bentall Centre. The loan was transacted in Canadian dollars. The principal balance is shown in U.S. dollars using the foreign currency exchange rate as of September 30, 2022. The interest on the full principal amount has been effectively capped at 6.31% per annum (4.56% strike rate + 1.75% spread) through the use of an interest rate cap.
(2)We own 50% of the ownership interests in the unconsolidated real estate investment that owns the Sunset Glenoaks Studios development. This loan has an initial interest rate of SOFR + 3.10% per annum until the construction at Sunset Glenoaks Studios is complete and certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The total capacity of the loan is $100.6 million. As of September 30, 2022, we have $69.8 million undrawn. The interest on the full principal amount has been effectively capped at 7.60% per annum (4.50% strike rate + 3.10% spread) through the use of an interest rate cap.

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

The following table presents a reconciliation of net (loss) income to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(6,792)	$(6,182)	$(10,861)	$12,259
Adjustments:
Depreciation and amortization—Consolidated	93,070	88,568	276,701	255,507
Depreciation and amortization—Non-real estate assets	(5,541)	(2,221)	(14,458)	(3,388)
Depreciation and amortization—Company’s share from unconsolidated real estate entities	1,278	1,462	3,967	4,523
Loss on sale of real estate	180	—	180	—
Impairment loss—Real estate assets	4,795	2,762	20,048	2,762
Unrealized loss (gain) on non-real estate investments	894	(827)	1,062	(11,620)
Tax impact of unrealized gain on non-real estate investment	—	—	—	1,876
FFO attributable to non-controlling interests	(18,261)	(14,288)	(56,934)	(46,731)
FFO attributable to preferred shares and units	(5,200)	(153)	(15,843)	(459)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$64,423	$69,121	$203,862	$214,729

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2021 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2022 to the information provided in Part II, Item 7A, of our 2021 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities: None during the third quarter of 2022.

All other issuances of unregistered equity securities of our operating partnership during the nine months ended September 30, 2022 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $9.3 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table summarizes the repurchases of the Company equity securities during the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Yet Be Purchased Under The Plans or Programs(2)(3)
July 1 - July 31, 2022(1)	686,016	$25.35	686,016	$36,623,832
TOTAL	686,016	$25.35	686,016
_____________
1.During the first quarter of 2022, the Company entered into a collared accelerated share repurchase agreement (“ASR”) to purchase $100 million of its own outstanding common stock. The Company made an initial payment of $100 million and received an initial delivery of 3,258,539 shares of common stock. Final settlement of the agreement occurred during the third quarter of 2022 based on the daily volume-weighted average price during the measurement period, less a negotiated discount, and resulted in the delivery of an additional 686,016 shares of common stock.
2.Our board of directors authorized a share repurchase program to buy up to $250.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. The program does not have a termination date, and repurchases may commence or be discontinued at any time.
3.The maximum that may yet be purchased under the plans or programs is shown net of repurchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.4	Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	November 16, 2021
3.5	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
4.1	Supplemental Indenture No. 4, dated as of September 15, 2022, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, including the form of 5.950% Senior Notes due 2028 and the guarantee.	8-K	001-34789	4.2	September 15, 2022
10.1	First Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of September 15, 2022, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent	8-K	001-34789	10.1	September 16, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 4, 2022	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 4, 2022	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 4, 2022	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 4, 2022	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)