Form 10-K
period 2022-12-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2023-02-10
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                             ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Hudson Pacific Properties, Inc.  Yes  ☐    No ☐      Hudson Pacific Properties, L.P. Yes  ☐    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☐    Hudson Pacific Properties, L.P. Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) was $2.07 billion based upon the last sales price on June 30, 2022 for the registrant’s Common Stock.

There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at February 3, 2022 was 141,063,390.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be held May 25, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the United States Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2022 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a real estate investment trust, or REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

Hudson Pacific Properties, Inc. is a REIT and the sole general partner of our operating partnership. As of December 31, 2022, Hudson Pacific Properties, Inc. owned approximately 98.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 1.8% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.

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

•Risks Related to General and Global Factors

•Our business and results of operations and financial condition may be materially or adversely impacted by the outbreak of a pandemic.
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

ITEM 1. Business

Company Overview

We are a unique, vertically integrated real estate investment trust (“REIT”) offering end-to-end real estate solutions for dynamic tenants in the synergistic, converging and secular growth industries of tech and media. We acquire, reposition, develop and operate sustainable high-quality office and state-of-the-art studio properties in high-barrier-to-entry submarkets in California, the Pacific Northwest, Western Canada and Greater London, United Kingdom. We invest across the risk-return spectrum, favoring opportunities that allow us to leverage leasing, capital investment and management expertise along with deep strategic relationships to create incremental stakeholder value.

As of December 31, 2022, our portfolio included:
•Office properties comprising approximately 15.9 million square feet;
•Studio properties comprising approximately 35 stages and 1.5 million square feet of sound stages and production-supporting office and other facilities;
•Land properties comprising approximately 3.6 million square feet of undeveloped density rights for future office, studio and residential space; and
•Production services assets, comprising approximately 1,622 vehicles, lighting and grip, production supplies and other equipment and the lease rights to an additional 27 sound stages.

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

Business and Growth Strategies

We invest in Class-A office and studio properties located in high barrier-to-entry, innovation-centric submarkets with significant growth potential. Our world-class sustainable office and studio properties within these submarkets allow us to attract and retain quality companies as tenants, many in the increasingly synergistic technology and media and entertainment sectors. The purchase of properties with a value-add component, typically sourced through off-market transactions, also facilitates our long-term growth. These types of assets afford us the opportunity to capture embedded rent growth and occupancy upside, as we strategically invest capital to reposition and redevelop assets to generate additional cash flow. We take a measured approach to ground-up development, with most under-construction, planned or potential projects located on ancillary sites that are part of existing operating assets. We also acquire and operate leading production services companies to further expand the service offerings for our studio platform and our geographic reach to other studios and on-location filming. Management expertise and valuable strategic relationships across disciplines support execution at all levels of our operations. Specifically, aggressive leasing and proactive asset management, combined with a focus on maintaining a conservative balance sheet, are central to our strategy.

Our Competitive Position

We believe the following competitive strengths distinguish us and support our efforts to capitalize on opportunities to drive growth and profitability.

•Experienced Management Team with a Proven Track Record of Acquiring and Operating Assets and Managing a Public Office REIT. Our senior management team has an average of over 25 years of experience in the commercial real estate and private equity industries, with a focus on acquiring, repositioning, developing and operating sustainable high-quality office and state-of-the-art studio properties and related businesses in high-barier-to-entry submarkets.

•Local and Regional Expertise. We are primarily focused on acquiring and managing office and studio properties in high-barier-to-entry markets, where our senior management has significant expertise and relationships. Our markets are supply-constrained because of the scarcity of available land, high construction costs and restrictive entitlement processes. We believe our experience, in-depth market knowledge and meaningful industry relationships with brokers, tenants, landlords, lenders and other market participants enhance our ability to selectively identify and capitalize on attractive acquisition opportunities.

•Long-Standing Relationships Provide Access to an Extensive Pipeline of Investment and Leasing Opportunities. We have an extensive network of long-standing relationships with real estate developers, individual and institutional real estate owners, international and regional lenders, brokers, tenants and other participants in our markets. These relationships provide us with access to attractive acquisition opportunities, including opportunities with limited or no prior marketing by sellers. Additionally, we focus on establishing strong relationships with our tenants to understand their long-term business needs, which we believe enhances our ability to retain quality tenants, facilitates our leasing efforts and maximizes cash flows from our properties and operating companies.

•Full-Service, Vertically Integrated Platform. Our diverse in-house capabilities enable us to maximize value for our stakeholders at every stage of ownership, from initial acquisition through construction, leasing, operations and ultimately the potential sale. Our diverse, full-service capabilities strengthen our exposure to quality, innovative office and studio tenants and production services users within the secular and increasingly synergistic technology and media and entertainment industries. We are well-positioned to capture the resulting multiple revenue streams derived from real estate and related services, contributing to our ongoing efforts to drive cash flow growth over the long-term.

•Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized with excellent capital access, which we believe provides us with a competitive advantage over our private and public competitors. Available cash on hand and our unsecured credit facility give us significant capital to pursue acquisitions and execute our business plan while maintaining a flexible and prudent capital structure.

As of December 31, 2022, we had total borrowing capacity of approximately $1.0 billion under our unsecured revolving credit facility, $385.0 million of which had been drawn, and we have the ability to draw up to $414.6 million under our construction loan secured by our One Westside and 10850 Pico properties, $316.6 million of which had been drawn. As of December 31, 2022, we also had total borrowing capacity of $100.6 million under the construction loan secured by our Sunset Glenoaks development (unconsolidated joint venture), $41.3 million of which had been drawn.

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

Segment and Geographic Financial Information

We report our results of operations through two reportable segments: (i) office properties and related operations and (ii) studio properties and related operations. For information about our segments, refer to Part IV, Item 15(a) “Financial Statement Schedules—Note 17 to the Consolidated Financial Statements—Segment Reporting.”

Our portfolio of owned real estate is concentrated in California, the Pacific Northwest, Western Canada and Greater London, United Kingdom. For further detail regarding our geographic financial information, refer to Item 2 “Properties.”

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

Sustainable: Minimizing our Footprint

We are committed to leadership in sustainability—whether designing a new property, reimagining a dated building, or managing our existing real estate portfolio and production services businesses. Addressing climate change is the number one focus of our sustainability program, and in 2020, we were one of the first major North American landlords to achieve carbon neutrality across all real estate operations. Our science-based target commits us to go further by reducing absolute Scope 1 and 2 greenhouse gas (“GHG”) emissions by 50% by 2030, from a 2018 baseline, excluding financial instruments like unbundled renewable energy credits and carbon offsets. We are already more than halfway toward this target and plan to reach it by 2030, if not earlier, by continuing to lean into our sustainable technology innovation pipeline and clean energy procurement strategy. We also are committed to reducing our Scope 3 GHG emissions by minimizing embodied carbon in our development and construction projects and transitioning our production services fleet to zero-emission vehicles. More about our bold sustainability goals can be found in Hudson Pacific’s Corporate Responsibility Report.

Our 2022 achievements include:

•100% carbon neutral operations across our entire real estate operating portfolio;
•100% renewable electricity across our entire real estate operating portfolio;
•100% of our in-service office portfolio has recycling services and 74% has composting services;
•90% of our in-service office portfolio is LEED certified and 72% is ENERGY STAR certified;
•Better BlueprintTM Action Plans at all operating properties; and
•Sustainable Design Vision for all redevelopments and major repositionings.

Healthy: Healthy Buildings, Healthy Lives

We aim to set our properties apart by providing safe environments that promote wellness and resilience for our employees, customers and neighbors. Health and safety is a top priority for the Company, and our Fitwel Viral Response Module

certified response to the COVID-19 pandemic included hundreds of capital improvements, thousands of new MERV-13+ air filters, and implementation of a mobile tenant app at most multi-tenant office properties. We are also deeply committed to advancing wellness and well-being, as we know that the quality of our indoor environment can have a huge impact on both our physical and mental health. We consistently deliver state-of-the-art buildings with functional outdoor space, fitness amenities, natural light, healthy food and other wellness-oriented features. We offer in-person and virtual wellness programming at most properties, and we have a goal to achieve Fitwel certification for at least 50% of our in-service office portfolio by 2025.

Our 2022 achievements include:

•100% of operating office and studio properties use MERV-13+ filters, among other COVID-safe procedures;
•100% of multi-tenant office properties have a mobile app that regularly promotes health and wellness through virtual fitness classes, mindfulness training, cooking sessions and more;
•97% of our in-service office portfolio is served by bike storage and 80% has showers and/or lockers
•91% of our in-service portfolio has functional outdoor space and 63% has on-site fitness amenities;
•73% of our in-service office portfolio is serviced by a mobile app that regularly promotes health and wellness through virtual fitness classes, mindfulness training, cooking sessions, and more; and
•40% of our in-service office portfolio is Fitwel certified.

Equitable: Vibrant, Thriving Cities for All

We seek to create and cultivate communities that champion diversity, equity and inclusion (“DEI”) and afford opportunity for everyone to succeed. This commitment starts with our own employees—we value our diverse employee base, and we have multiple systems and policies in place to celebrate different perspectives, promote an inclusive corporate culture, and advance equity across recruiting, hiring and human capital development processes. We also aim to advance equity externally in our industry and in our local communities. We support key groups aiming to diversify the real estate and production services talent pipeline and advocate for change at the highest levels. Our supplier diversity program includes a company-wide process to track the diversity status of new vendors and a commitment to increase the use of diverse and/or local contractors on-site at all redevelopments to 15% by 2025. We donate at least 1% of net earnings to charitable causes annually and have an active employee volunteering program to ensure we give back to our communities.

Our 2022 achievements include:

•100% of employees at operating office and studio properties received training on subjects such as health and safety, leadership development, corporate operations and/or new employee onboarding;
•Launch of a global DEI strategy for our own employees (as discussed below);
•New partnership with Ghetto Film School to help traditionally under-represented youth enter the production business;
•Continued progress against our five-year commitment to invest $20 million in innovative homelessness and housing solutions in our core markets;
•Over $1.3 million in charitable giving, with a focus on organizations addressing homelessness, DEI and health and wellness in our core markets; and
•Active employee volunteering program and robust Matching Gift benefit.

Human Capital

Hiring

In alignment with our Company values, we believe our people are our greatest asset and we embrace a recruitment process that strives to attract top-tier, diverse talent. Through a series of behavioral-based interviews, Company recruiters assess candidates for skills, competencies and cultural fit. The hiring team comprises a recruiter, hiring manager and other peers or stakeholders to ensure a collaborative process.

Diversity, Equity and Inclusion

We value employees at all levels of the organization and provide ample opportunities for growth, while striving to foster and celebrate diversity in all its forms including gender, age, ethnicity and cultural background. We take pride in the fact that our employee population across our operating office and studio portfolio reflects a balanced gender representation as well as a broad cross-section of racial and ethnic backgrounds. We have a comprehensive and robust DEI program for employees at all levels, which includes initiatives such as:

•An ongoing series of intensive, cohort-based DEI training modules for employees.
•Five Employee Resource Groups each designed to connect employees with similar backgrounds and shared experiences while fostering partnership with the Company on diversity and inclusion efforts, sharing best practices and ensuring support for each other across our communities.
•A thoughtfully curated DEI Library filled with educational resources to increase employee awareness and knowledge of important diversity and inclusion concepts and further develop their skills to help make meaningful change.

Training and Development

Upon joining the Company, our employees attend a comprehensive orientation program that is a fun, interactive opportunity for new hires to learn more about the Company, our business strategy, core values and leadership philosophy. Senior executives speak candidly about the Company and their roles.

In addition to traditional employee development programs (e.g., annual performance reviews and role-specific training programs), we offer individualized curriculums through an online platform at no cost to the employees, interactive leadership development programs for junior and mid-career/senior team members and off-site team retreats that foster team-building and skills training. The Company regularly honors top performers, and generous Company policies encourage work/life balance through paid time off, subsidized gym memberships, fitness programs, events and healthy dining options.

Compensation and Benefits

We are a pay-for-performance organization, which means that compensation decisions are made based on individual, team/department, and overall Company performance. This includes consideration of an individual’s contributions and accomplishments as well as how these were achieved (values, skills, and competencies). The objective is to emphasize corporate goals and individual contributions to the achievement of those goals for the year.

We award merit salary increases as recognition for the past year’s performance, sustained contributions, and/or the demonstration of newly acquired skills. Discretionary bonuses are designed to reward employees for fulfilling their responsibilities, delivering superior results, and making significant contributions. Discretionary performance bonus amounts are based on job level and dependent on the nature and significance of the employee’s contribution and accomplishment.

We offer competitive compensation and benefits, including, but not limited to, retirement savings plans and medical, dental, and vision coverage. We offer multiple flexible spending accounts and an employee referral bonus program. We have generous policies to encourage work/life balance, including paid holiday, vacation, and sick time as well as an employee assistance program that offers confidential assistance 24 hours a day, 365 days a year to assist with personal and work-related problems.

Collective Bargaining Arrangements

At December 31, 2022, we had 885 employees, of which 71 were subject to collective bargaining agreements in our production services/operating companies. We believe that relations with our employees are good.

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

A significant portion of our rental revenue is derived from tenants in the technology and media and entertainment industries. Consequently, we are susceptible to adverse developments affecting the demand by tenants in these industries for office, production and support space in Northern and Southern California, the Pacific Northwest, Western Canada and Greater London, United Kingdom and, more particularly, in Hollywood and the South of Market area of the San Francisco submarket. As we continue our development and potential acquisition activities in markets populated by knowledge-and creative-based tenants in the technology and media and entertainment industries, our tenant mix could become more concentrated, further exposing us to risks in those industries, including layoffs. Any adverse development in the technology and media and entertainment industries could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

As of December 31, 2022, we had $1.9 billion in variable rate debt. In addition, we may incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities. In addition, while such agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

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

We depend on significant tenants.

As of December 31, 2022, the 15 largest tenants in our office portfolio represented approximately 44.1% of the Company’s share of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2022, our three largest tenants were Google, Inc., Amazon and Netflix, Inc., which together accounted for 22.2% of the Company’s share of the annualized base rent generated by our office properties. If Google, Inc., Amazon and Netflix, Inc. were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2022, approximately 19.3% of the Company’s share of the square footage of the office properties (including our development and redevelopment properties) in our portfolio was available, taking into account uncommenced leases signed as of December 31, 2022. An additional approximately 13.2% of the Company’s share of the square footage of the office properties in our portfolio is scheduled to expire in 2023 (includes leases scheduled to expire on December 31, 2022). We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

The COVID-19 pandemic has had, and may continue to have, significant impacts on workplace practices, or other office space utilization trends, which could materially adversely impact our business, operating results, financial condition and prospects.

The resulting remote working arrangements for personnel in response to the pandemic may result in long-term changed work practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices, and the recent increase in tenants seeking to sublease their leased space, could result in decreased demand for office space. If this trend was to continue or accelerate, our tenants may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase the vacancy and decrease rental income. The increase in remote work practices may continue in a post-pandemic environment. The need to reconfigure leased office space, either in response to the pandemic, or tenants' needs may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial office space reconfiguration is required, the tenant may explore other office space and find it more advantageous to relocate than to renew its lease and renovate the existing space. If so, our business, operating results, financial condition and prospects may be materially adversely impacted.

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

Some of our workforce is covered by collective bargaining agreements and our business may be adversely affected by any disruptions caused by union activities.

As of December 31, 2022, approximately 8% of our employees are covered by collective bargaining agreements. While we believe we have good relationships with our unionized employees and we have not experienced any union-related work stoppage over the last ten years, if we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory.

In addition, some of our key tenants employ the services of writers, directors, actors and other talent as well as trade employees and others who are subject to collective bargaining agreements in the motion picture industry. If expiring collective bargaining agreements cannot be renewed, then it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs or operating complexities in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on our tenants’ businesses by causing delays in production, added costs or by reducing profit margins, which in turn could affect our ability to collect rent from those tenants.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

As of December 31, 2022, we had 19 joint ventures. See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” and Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements—Investment in Unconsolidated Real Estate Entities” for details on our joint ventures. We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

In exchange for the contribution of properties to our portfolio in connection with our IPO, some contributors received series A preferred units in our operating partnership. As of December 31, 2022, these units h an aggregate liquidation preference of approximately $9.8 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on series C preferred stock and common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our Company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). If we choose to redeem the outstanding series A preferred units in connection with a fundamental change, this could reduce the amount of cash available for distribution to holders of series C preferred stock and common stock. In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer or prevent a change of control transaction, even if such a change in control may be in our interest, and as a result may depress the market price of our securities.

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

Our business and results of operations and financial condition may be materially or adversely impacted by the outbreak of a pandemic.

The outbreak of a pandemic could have material and adverse effects on our ability to successfully operate our business and on our financial condition, results of operations and cash flows due to, among other factors: our tenants’ ability to pay rent on their leases; our inability to re-let space in our properties on favorable terms; ability to access capital markets on favorable terms and potential delays with development and re-development activities resulting in failure to achieve expected occupancy and/or rent levels within the projected time frames.

The full adverse impact of any pandemic is impossible to predict. Nevertheless, any future pandemic may present material uncertainty and risk on our ability to successfully operate our business and on our financial condition, results of operations and cash flows.

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

In 2022, we entered into modification agreements for three of our debt instruments to replace the USD LIBOR-based floating interest rates with term SOFR-based floating interest rates. For our one remaining debt instrument and its associated interest rate cap agreement that have not yet transitioned from USD LIBOR to SOFR, we anticipate managing the transition from USD LIBOR to SOFR using the provisions in the related agreements that reference a comparable or successor rate to the extent USD LIBOR rates are no longer available and through potentially modifying the debt and derivative instruments. However, future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. In addition, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt and derivative financial instruments.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2022, our portfolio of owned real estate consisted of 64 properties (41 wholly-owned properties, 16 properties owned by joint ventures and seven land properties) located primarily in California, the Pacific Northwest, Western Canada submarket and Greater London, totaling approximately 21.0 million square feet.

Office Portfolio

Our office portfolio consists of 52 office properties comprising an aggregate of approximately 15.9 million square feet. Our office properties are concentrated in California, the Pacific Northwest and Western Canada. As of December 31, 2022, the weighted average remaining lease term for our stabilized office portfolio was 5.0 years.

In-Service Portfolio

Our in-service office properties include stabilized office properties and lease-up office properties. Stabilized office properties consist of same-store properties and non-same-store properties. Same-store properties include all of the properties owned and included in our stabilized portfolio as of January 1, 2021 and still owned and included in the stabilized portfolio as of

December 31, 2022. Lease-up properties are defined as those properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development.

The following table summarizes information relating to the consolidated and unconsolidated in-service office properties owned as of December 31, 2022:

Location	Submarket	Square Feet(1)	Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)

Same-store:
Vancouver, British Columbia
Bentall Centre(6)	Downtown Vancouver	1,511,723	93.6%	94.6%	$40,808,030	$28.85
Subtotal		1,511,723	93.6	94.6	40,808,030	28.85
Greater Seattle, Washington
Met Park North	Denny Triangle	189,511	100.0	100.0	5,788,583	30.54
Hill7(7)	Denny Triangle	285,310	99.6	99.6	11,612,252	40.87
1918 Eighth(7)	Denny Triangle	668,888	100.0	100.0	26,186,074	39.15
450 Alaskan	Pioneer Square	171,026	99.5	99.5	7,286,950	42.82
411 First	Pioneer Square	163,668	67.2	67.8	4,202,332	38.21
505 First	Pioneer Square	287,907	36.0	36.0	3,600,752	34.75
83 King	Pioneer Square	184,055	69.2	69.2	5,645,198	44.34
Subtotal		1,950,365	84.8	84.8	64,322,141	38.90
San Francisco Bay Area, California
1455 Market(7)	San Francisco	1,033,682	97.1	97.1	54,939,790	54.74
275 Brannan	San Francisco	57,120	100.0	100.0	4,830,939	84.58
625 Second	San Francisco	138,354	59.8	59.8	5,509,774	66.56
875 Howard(8)	San Francisco	191,201	96.8	96.8	15,149,051	81.81
901 Market	San Francisco	205,903	79.9	79.9	11,684,232	71.01
Rincon Center	San Francisco	533,723	97.8	97.8	33,138,659	63.46
Ferry Building(7)	San Francisco	266,446	98.4	98.4	23,421,420	89.35
Towers at Shore Center	Redwood Shores	335,332	93.4	94.8	23,133,434	73.84
Shorebreeze	Redwood Shores	230,932	83.1	85.4	12,960,839	67.55
555 Twin Dolphin	Redwood Shores	200,881	84.7	90.8	10,500,082	61.74
Palo Alto Square	Palo Alto	317,877	94.0	95.1	29,186,044	97.68
3176 Porter	Palo Alto	42,899	100.0	100.0	3,446,506	80.34
3400 Hillview	Palo Alto	207,857	100.0	100.0	15,800,042	76.01
Clocktower Square	Palo Alto	100,655	100.0	100.0	9,053,117	89.94
Foothill Research Center	Palo Alto	195,121	93.6	93.6	14,078,246	77.07
Page Mill Center	Palo Alto	94,539	82.4	82.4	6,423,270	82.41
Page Mill Hill	Palo Alto	178,179	83.9	89.1	11,625,740	77.75
Gateway	North San Jose	611,054	77.0	77.8	21,385,133	45.43
1740 Technology	North San Jose	215,857	100.0	100.0	9,562,465	44.30
Concourse	North San Jose	945,419	83.3	92.5	33,553,098	42.62
Metro Plaza	North San Jose	422,111	82.7	83.0	16,291,714	46.69
Skyport Plaza	North San Jose	418,667	10.2	10.2	1,801,398	42.17
Techmart	Santa Clara	284,903	77.8	78.3	11,112,828	50.11
Subtotal		7,228,712	84.4	86.2	378,587,821	62.06

Los Angeles, California
6040 Sunset(9)	Hollywood	114,958	100.0	100.0	6,805,309	59.20
ICON(9)	Hollywood	326,792	100.0	100.0	20,679,184	63.28
CUE(9)	Hollywood	94,386	100.0	100.0	6,043,400	64.03

Location	Submarket	Square Feet(1)	Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)

EPIC(9)	Hollywood	301,127	100.0	100.0	21,861,820	72.60
Fourth & Traction	Downtown Los Angeles	131,701	100.0	100.0	5,994,016	45.51
Maxwell	Downtown Los Angeles	102,963	100.0	100.0	4,857,684	47.18
604 Arizona	West Los Angeles	44,260	100.0	100.0	3,352,098	75.74
3401 Exposition	West Los Angeles	63,376	100.0	100.0	3,227,369	50.92
10900 Washington	West Los Angeles	9,919	100.0	100.0	514,915	51.91
10950 Washington	West Los Angeles	159,198	100.0	100.0	8,185,847	51.42
11601 Wilshire	West Los Angeles	499,800	89.7	94.7	22,320,351	49.78
Element LA	West Los Angeles	284,037	100.0	100.0	18,399,922	64.78
Subtotal		2,132,517	97.6	98.8	122,241,915	58.74
Total same-store		12,823,317	87.7	89.1	605,959,907	53.87

NON-SAME-STORE
Greater Seattle, Washington
5th & Bell	Denny Triangle	197,136	99.0	99.0	7,198,528	36.87
Subtotal		197,136	99.0	99.0	7,198,528	36.87
San Francisco Bay Area, California
333 Twin Dolphin	Redwood Shores	183,123	95.4	95.4	10,936,229	62.59
Subtotal		183,123	95.4	95.4	10,936,229	62.59
Los Angeles, California
Harlow(9)	Hollywood	129,931	100.0	100.0	7,760,741	59.73
One Westside(10)	West Los Angeles	590,403	100.0	100.0	36,640,824	62.06
Subtotal		720,334	100.0	100.0	44,401,565	61.64
Total Non-Same-Store		1,100,593	99.1	99.1	62,536,322	57.36
Total Stabilized		13,923,910	88.6	89.9	668,496,229	54.18

LEASE-UP
LEASE-UP
Metro Center	Foster City	725,311	76.9	87.2	33,488,344	60.05
Subtotal		725,311	76.9	87.2	33,488,344	60.05
Total lease-up		725,311	76.9	87.2	33,488,344	60.05
TOTAL IN-SERVICE		14,649,221	88.0%	89.7%	$701,984,573	$54.43
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of December 31, 2022, divided by (ii) total square feet, expressed as a percentage.
3.Calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2022, divided by (ii) total square feet, expressed as a percentage.
4.Presented on an annualized basis and is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2022, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
5.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2022. Annualized base rent does not reflect tenant reimbursements.
6.We own 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre. Annualized base rent and rental rates have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2022.
7.We own 55% of the ownership interest in the consolidated joint ventures that own Hill7, 1918 Eighth, 1455 Market, and Ferry Building.
8. 96,240 square feet at 875 Howard previously occupied by Burlington Coat Factory was taken off-line for repositioning as of first quarter 2022 for the purposes of conversion to a combination of office and ground floor retail space.
9.We own 51% of the ownership interest in the consolidated joint venture that owns 6040 Sunset, ICON, CUE, EPIC and Harlow.
10.The entire premises was delivered for construction of tenant improvements to Google, Inc. during fourth quarter 2021. Monthly base rent payments commenced July 31, 2022. Subsequently, monthly base rent is abated for the eight-month period from September 2022 through April 2023 with cash rents expected to commence again on May 1, 2023. Upon second quarter 2023 stabilization, estimated yields will range between 8.00% - 8.25% based on total estimated project costs in the range of $500.0 - $525.0 million. We own 75% of the ownership interest in the consolidated joint venture that owns One Westside.

Tenant Diversification

The following table summarizes information regarding the 15 largest tenants in our office portfolio based on Company’s share of annualized base rent as of December 31, 2022:

	Tenant(1)	Property	Lease Expiration	Total Occupied Square Feet		Company’s Share
						Total Occupied Square Feet	Percent of Rentable Square Feet	Annualized Base Rent(2)	Percent of Annualized Base Rent
1	Google, Inc.	Various	Various	1,231,129	(3)	1,064,919	8.2%	$77,880,580	13.4%
2	Amazon	Various	Various	990,788	(4)	694,171	5.3	26,097,994	4.5
3	Netflix, Inc.	Various	9/30/2031	722,305	(5)	368,376	2.8	24,778,047	4.3
4	Nutanix, Inc.	Various	Various	441,468	(6)	441,468	3.4	19,192,095	3.3
5	Riot Games, Inc.	Element LA	3/31/2030	284,037	(7)	284,037	2.2	18,399,922	3.2
6	Salesforce.com	Rincon Center	Various	265,394	(8)	265,394	2.0	14,736,111	2.5
7	Block, Inc.	1455 Market (9)	9/27/2023	469,056		257,981	2.0	13,708,676	2.4
8	Dell EMC Corporation	Various	Various	172,975	(10)	172,975	1.3	9,940,988	1.7
9	Uber Technologies, Inc.	1455 Market (9)	2/28/2025	325,445		178,995	1.4	9,933,916	1.7
10	NFL Enterprises	Various	12/31/2022	167,606	(11)	167,606	1.3	8,700,762	1.5
11	Company 3 Method, Inc.	Various	Various	193,307	(12)	129,641	1.0	7,185,347	1.2
12	WeWork Companies Inc.	Various	Various	318,208	(13)	146,743	1.1	7,146,469	1.2
13	GitHub, Inc.	Various	6/30/2025	92,450	(14)	92,450	0.7	6,879,679	1.2
14	Paypal, Inc.	Fourth & Traction	5/31/2030	131,701	(15)	131,701	1.0	5,994,016	1.0
15	Weil, Gotshal & Manges LLP	Towers at Shore Center	8/31/2026	76,278		76,278	0.6	5,920,195	1.0
	TOTAL			5,882,147		4,472,735	34.3%	$256,494,797	44.1%
_____________
1.Presented in order of Company’s Share of annualized base rent.
2.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2022, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2022.
3.Google, Inc. expirations by square footage and property: (i) 182,672 square feet at Foothill Research Center expiring on February 28, 2025, (ii) 208,843 square feet at Rincon Center expiring on February 29, 2028, (iii) 207,857 square feet at 3400 Hillview expiring on November 30, 2028, (iv) 41,354 square feet at Ferry Building expiring on October 31, 2029 and (v) 590,403 square feet at One Westside expiring on November 30, 2036. We own 55% of the ownership interest in the consolidated joint venture that owns Ferry Building and 75% of the ownership interest in the consolidated joint venture that owns One Westside. Google, Inc. may elect to exercise its early termination right at Rincon Center for 166,460 square feet effective April 15, 2025 by delivering written notice on or before January 15, 2024. Google, Inc. may elect to exercise its early termination right at 3400 Hillview for 207,857 square feet effective no earlier than February 1, 2025 and no later than February 1, 2027 by delivering written notice at least 12 months prior to the early termination date.
4.Amazon expirations by square footage and property: (i) 139,824 square feet at Met Park North expiring on November 30, 2023, (ii) 659,150 square feet at 1918 Eighth expiring on September 30, 2030 and (iii) 191,814 square feet at 5th & Bell expiring on May 31, 2031. We own 55% of the ownership interest in the consolidated joint venture that owns 1918 Eighth.
5.Netflix, Inc. expirations by square footage and property: (i) 326,792 square feet at ICON, (ii) 301,127 square feet at EPIC and (iii) 94,386 square feet at CUE. We own 51% of the ownership interest in the consolidated joint venture that owns ICON, EPIC and CUE.
6.Nutanix, Inc. expirations by square footage and property: (i) 57,354 square feet at Metro Plaza expired on December 31, 2022, (ii) 51,256 square feet at Metro Plaza expiring on May 31, 2023, (iii) 117,001 square feet at Concourse expiring on May 31, 2024 and (iv) 215,857 square feet at 1740 Technology expiring on May 31, 2030.
7.Riot Games, Inc. may elect to exercise its early termination right for the entire premises effective February 28, 2025 by delivering written notice on or before February 29, 2024.
8.Salesforce.com expirations by square footage: (i) 83,016 square feet expiring on July 31, 2025, (ii) 83,372 square feet expiring on April 30, 2027, (iii) 93,028 square feet expiring on October 31, 2028 and (iv) 5,978 square feet of month-to-month storage space. Salesforce.com subleased 259,416 square feet at Rincon Center to Twilio Inc. during third quarter 2018. Effective January 30, 2019, we entered into an agreement to reimburse Salesforce.com approximately $6.3 million for costs incurred in connection with the sublease. We are entitled to recoup this cost from amounts paid pursuant to the sublease commencing February 1, 2019, of which we have been fully reimbursed as of March 31, 2020. Thereafter, Salesforce.com has paid us 50% of any amounts received pursuant to the sublease, such that we began receiving an average of $340,000 per month of sublease cash rents starting June 2020, with annual growth thereafter.
9.We own 55% of the ownership interest in the consolidated joint venture that owns 1455 Market.
10.Dell EMC Corporation expirations by square footage and property: (i) 42,954 square feet at 505 First expiring on December 31, 2023, (ii) 83,549 square feet at 875 Howard expiring on June 30, 2026 and (iii) 46,472 square feet at 505 First expiring on January 31, 2027. Dell EMC Corporation may elect to exercise its early termination right at 505 First for 46,472 square feet effective January 31, 2025 by delivering written notice on or before January 31, 2024.
11.NFL Enterprises by square footage and property: (i) 157,687 square feet at 10950 Washington and (ii) 9,919 square feet at 10900 Washington. NFL Enterprises elected to exercise its early termination right for the entire premises effective December 31, 2022.

12.Company 3 Method, Inc. expirations by square footage and property: (i) 63,376 square feet at 3401 Exposition expiring on September 30, 2026, (ii) 59,646 square feet at Harlow expiring on October 31, 2032 and (iii) 70,285 square feet at Harlow expiring on March 31, 2033. Company 3 Method, Inc. may elect to exercise its early termination right at Harlow for 59,646 square feet effective November 30, 2029, December 31, 2029, January 31, 2030 or February 28, 2030 by delivering written notice on or before November 1, 2028. We own 51% of the ownership interest in the consolidated joint venture that owns Harlow.
13.WeWork Companies Inc. expirations by square footage and property: (i) 54,336 square feet at Hill7 expiring January 31, 2030, (ii) 51,205 square feet at Maxwell expiring June 30, 2031, (iii) 66,056 square feet at 1455 Market expiring October 31, 2031 and (iv) 146,611 square feet at Bentall Centre expiring October 31, 2033. We own 55% of the ownership interest in the consolidated joint ventures that own Hill7 and 1455 Market, and 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre.
14.GitHub Inc. expirations by square footage and property: (i) 57,120 square feet at 275 Brannan and (ii) 35,330 square feet at 625 Second.
15.Paypal, Inc. may elect to exercise its early termination right for the entire premises effective July 17, 2026 by delivering written notice on or before July 17, 2025.

Industry Diversification

Our office portfolio is currently leased to a variety of companies. The following table summarizes information relating to the industry diversification in our office portfolio as of December 31, 2022:

				Company’s Share
Industry(1)	Square Feet(2)(3)		Annualized Base Rent as Percent of Total	Square Feet(2)(4)		Annualized Base Rent as Percent of Total
Technology	4,691,094		38.6%	4,019,347		40.6%
Media and Entertainment	1,778,038		15.8	1,243,524		13.4
Legal	685,062		7.1	640,071		8.3
Business Services	1,142,813	(5)	8.3	827,178	(6)	7.9
Retail	1,414,421	(7)	8.0	1,068,056	(8)	7.4
Other	804,314		6.1	646,583		6.6
Financial Services	925,705		6.9	649,264		6.6
Real Estate	541,964		3.2	287,689		2.5
Healthcare	232,708		2.0	222,432		2.4
Insurance	249,201		1.6	190,459		1.7
Educational	101,243		1.0	94,411		1.1
Government	155,655		0.8	112,274		0.8
Advertising	60,075		0.6	55,656		0.7
Total	12,782,293		100.0%	10,056,944		100.0%
_____________
1.Determined by management using Thompson Reuters Business Classification and presented in order of Company’s Share of annualized base rent.
2.Excludes signed leases not commenced.
3.Excludes 189,312 square feet occupied by the Company.
4.Excludes 163,310 square feet occupied by the Company.
5.Includes 493,771 square feet occupied by co-working tenants (represents 3.5% of total annualized base rent).
6.Includes 298,915 square feet occupied by co-working tenants (represents 2.7% of the Company’s Share of total annualized base rent).
7.Includes 329,573 square feet of storefront retail (represents 1.7% of total annualized base rent).
8.Includes 279,826 square feet of storefront retail (represents 1.8% of the Company’s Share of total annualized base rent).

Lease Distribution

The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2022:

				Company’s Share
Square Feet Under Lease	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)
10,000 or Less	640	2,288,823	$116,891,780	671	2,018,689	$108,588,838
10,001-25,000	103	1,571,607	82,270,999	87	1,338,980	79,718,601
25,001-50,000	56	2,060,547	128,415,177	53	1,902,942	121,941,858
50,001-100,000	32	2,179,821	122,259,398	23	1,564,431	91,899,372
Greater than 100,000	18	4,681,495	256,338,195	15	3,231,901	179,004,736
Building Management Use	43	189,312	—	43	163,310	—
Signed Leases Not Commenced	38	265,515	14,198,540	38	252,933	13,773,153
Total	930	13,237,120	$720,374,089	930	10,473,186	$594,926,558
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)), including uncommenced leases, as of December 31, 2022 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations

The following table summarizes the lease expirations for leases in place as of December 31, 2022, including vacancies. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			Company’s Share(1)
Year of Lease Expiration	Number of Leases Expiring(2)	Square Footage of Expiring Leases(3)	Square Footage of Expiring Leases(4)	Percent of Office Portfolio Square Feet	Annualized Base Rent(5)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(6)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(7)
Vacant		2,613,113	2,507,618	19.3%
2022	23	335,609	318,236	2.5	$15,925,373	2.7%	$50.04	$15,925,373	$50.04
2023	181	1,715,646	1,386,136	10.7	74,185,115	12.5	53.52	74,354,963	53.64
2024	177	1,817,628	1,538,321	11.8	87,453,071	14.6	56.85	92,183,394	59.92
2025	145	1,889,511	1,550,542	12.0	94,240,589	15.9	60.78	101,095,277	65.20
2026	71	704,681	641,128	4.9	39,767,322	6.7	62.03	43,867,132	68.42
2027	92	970,573	822,819	6.3	49,181,270	8.3	59.77	55,353,025	67.27
2028	43	989,186	818,986	6.3	57,449,900	9.7	70.15	66,664,159	81.40
2029	22	378,524	271,028	2.1	20,317,704	3.4	74.97	24,074,742	88.83
2030	17	1,543,298	1,180,165	9.1	57,081,566	9.6	48.37	72,898,772	61.77
2031	14	1,103,292	674,300	5.2	38,343,420	6.4	56.86	50,432,614	74.79
Thereafter	25	1,306,413	838,865	6.5	46,759,609	7.9	55.74	66,916,815	79.77
Building management use(8)	43	189,312	163,310	1.3	—	—	—	—	—
Signed leases not commenced(9)	38	265,515	252,933	2.0	13,773,153	2.3	54.45	16,628,634	65.74
Portfolio Total/Weighted Average	891	15,822,301	12,964,387	100.0%	$594,478,092	100.0%	$56.85	$680,394,900	$65.07
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
3.Total expiring square footage does not include 27,932 square feet of month-to-month leases.
4.Total expiring square footage does not include 16,418 square feet of month-to-month leases.
5.Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) as of December 31, 2022, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Rent data for our office properties is presented on an annualized basis without regard to cancellation options.
6.Annualized base rent per square foot for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of December 31, 2022.
7.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of December 31, 2022 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of December 31, 2022, divided by (ii) square footage under uncommenced leases as of December 31, 2022.
8.Reflects management offices occupied by the Company with various expiration dates.
9.Annualized base rent per leased square foot and annualized base rent per square foot at expiration for signed leases not commenced reflects uncommenced leases for spaces not occupied as of December 31, 2022 and is calculated as (i) base rental payments (defined as cash base rents at expiration (before abatements or deferments)) under uncommenced leases for vacant space as of December 31, 2022, divided by (ii) square footage under uncommenced leases as of December 31, 2022.

Historical Tenant Improvements and Leasing Commissions

The following table represents 100% share of consolidated and unconsolidated joint ventures, summarizing historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Year Ended December 31,
	2022	2021	2020
Renewals(1)
Number of leases	162	120	90
Square feet	1,172,126	1,070,864	459,921
Tenant improvement costs per square foot(2)(3)	$11.66	$7.31	$4.40
Leasing commission costs per square foot(2)	9.50	6.92	5.04
Total tenant improvement and leasing commission costs	$21.16	$14.23	$9.44

New leases(4)
Number of leases	140	122	72
Square feet	943,650	730,235	340,415
Tenant improvement costs per square foot(2)(3)	$65.71	$62.00	$66.09
Leasing commission costs per square foot(2)	18.10	14.69	12.30
Total tenant improvement and leasing commission costs	$83.81	$76.69	$78.39

TOTAL
Number of leases	302	242	162
Square feet	2,115,776	1,801,099	800,336
Tenant improvement costs per square foot(2)(3)	$36.41	$28.63	$29.13
Leasing commission costs per square foot(2)	13.44	9.95	7.95
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS	$49.85	$38.58	$37.08
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

Studio Portfolio

Our owned studio portfolio, excluding studios under repositioning, redevelopment and development consists of four properties, comprising an aggregate of 1.3 million square feet predominantly located in the Hollywood submarket of Los Angeles. We define our studio properties as owned real estate primarily used for the physical production of media content, such as television programs, feature films, commercials, music videos and photographs. These properties feature a fully integrated environment within which our studio-focused tenants can access production, post-production, traditional office component and support facilities that enables them to conduct their business in a collaborative and efficient setting. In addition, we require tenants at our studio properties to use our lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). Accordingly, our other property-related revenues typically track overall occupancy of our studio properties.

The following table summarizes information relating to each of the studio properties owned as of December 31, 2022:

Property	Square Feet	Percent Leased		Annual Base Rent		Annual Base Rent Per Leased Square Foot
Same-store studio:
Los Angeles, California
Sunset Gower Studios(1)	556,401	81.8%		$21,342,032		$46.16
Sunset Bronson Studios	308,026	91.7		10,833,750		37.27
Sunset Las Palmas Studios(2)	366,027	82.8		14,805,599		50.49
Total same-store studio(3)	1,230,454	84.6	(4)	46,981,381	(5)	44.74	(6)

Non-Same-store studio:
Albuquerque, New Mexico
5801 Bobby Foster Road(7)	35,562	—%
Total non-same-store studio	35,562	—%

TOTAL STUDIO(8)	1,266,016
_____________
1. 6,650 square feet located at Sunset Gower Studios was taken off-line for repositioning.
2. 18,594 square feet located at Sunset Las Palmas Studios was taken off-line for repositioning.
3.Same-store studio defined as all studios owned and included in our portfolio as of January 1, 2021 and still owned and included in our portfolio as of December 31, 2022. We own 51% of the ownership interest in the consolidated joint venture that owns Sunset Gower Studios, Sunset Bronson Studios and Sunset Las Palmas Studios.
4.Percent leased for same-store studio is the average percent leased for the 12 months ended December 31, 2022.
5.Annual base rent for same-store studio reflects actual base rent for the 12 months ended December 31, 2022, excluding tenant reimbursements.
6.Annual base rent per leased square foot for same-store studio calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2022.
7.Acquired July 15, 2022. Property is located approximately 2.5 miles from Netflix’s Albuquerque studios and includes approximately 29 acres of land utilized to operate more than 90 trailers and other assets serving surrounding production industry. Existing improvements have a history of use under production leases with media companies.
8.Does not include 241,000 square feet related to Sunset Glenoaks Studios which is currently under construction. We own 50% of the ownership interest in the unconsolidated joint venture that owns Sunset Glenoaks Studios.

Through our production services-related operating companies, we own 1,622 vehicles, including trucks, trailers and high-end motor homes, lighting and grip, supplies and other equipment and the lease rights to 27 sound stages. These businesses include Zio Entertainment Network, LLC (“Zio”) and Star Waggons, LLC (“Star Waggons”), which we acquired in 2021 and are now operating collectively as part of Quixote Studios, LLC (“Quixote”), which we acquired in 2022. Quixote serves both on-lot and on-location filming in key US media markets in California, New Mexico, Louisiana, Georgia and New York. Similar to our studio lots, production services users comprises a mix of television, feature film, commercials, music video and print.

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

The following table summarizes information relating to each of the repositioning, redevelopment, development and held-for-sale properties owned as of December 31, 2022:

Location	Submarket	Square Feet(1)
Repositioning:
95 Jackson	Pioneer Square	35,905
875 Howard	San Francisco	96,240
Rincon Center	San Francisco	36,905
Page Mill Center	Palo Alto	79,056
Palo Alto Square	Palo Alto	12,740
Metro Plaza	North San Jose	50,847
10850 Pico(2)	West Los Angeles	96,322
Sunset Gower Studios(3)	Hollywood	6,650
Sunset Las Palmas Studios(3)	Hollywood	18,594
Total repositioning		433,259

Development:
Washington 1000	Denny Triangle	546,000
Sunset Glenoaks Studios(4)	Los Angeles	241,000
Total development		787,000

Held-for-Sale:
Skyway Landing(5)	Redwood Shores	246,997
Total held-for-sale		246,997

TOTAL REPOSITIONING, REDEVELOPMENT, DEVELOPMENT AND HELD-FOR-SALE		1,467,256
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the BOMA rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.We own 75% of the ownership interest in the consolidated joint venture that owns 10850 Pico.
3.We own 51% of the ownership interest in the consolidated joint venture that owns Sunset Gower Studios and Sunset Las Palmas Studios.
4.We own 50% of the ownership interest in the unconsolidated joint venture that owns Sunset Glenoaks Studios.
5.Skyway Landing was sold on February 6, 2023.

Land Portfolio

The following table summarizes information relating to each of the consolidated and unconsolidated land properties owned as of December 31, 2022:

Location	Submarket	Square Feet(1)	Percent of Total
Greater London, UK
Sunset Waltham Cross Studios(2)	Broxbourne	1,167,347	32.6%
Subtotal		1,167,347	32.6%
Vancouver, British Columbia
Burrard Exchange(3)	Downtown Vancouver	450,000	12.5%
Subtotal		450,000	12.5%
San Francisco Bay Area, California
Cloud10	North San Jose	350,000	9.8%
Subtotal		350,000	9.8%
Los Angeles, California
Sunset Bronson Studios Lot D—Development(4)(5)	Hollywood	19,816	0.6%
Sunset Gower Studios—Development(5)(6)	Hollywood	478,845	13.4
Sunset Las Palmas Studios—Development(5)	Hollywood	617,581	17.2
Element LA	West Los Angeles	500,000	13.9
Subtotal		1,616,242	45.1%
TOTAL LAND		3,583,589	100.0%
_____________
1.Square footage for land assets represents management’s estimate of developable square feet, the majority of which remains subject to entitlement approvals that have not yet been obtained.
2.We own 35% of the of the ownership interest in the unconsolidated joint venture that owns Sunset Waltham Cross Studios. During fourth quarter 2022, we acquired an additional 13 acres of land adjacent to Sunset Waltham Cross Studios. The site will serve as expansion back lot, base camp, and general support for the main studio lot.
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

PART II

ITEM 5. Market for Hudson Pacific Properties, Inc. Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 3, 2022, Hudson Pacific Properties, Inc. had 77 stockholders of record of our common stock. Hudson Pacific Properties, Inc. common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2022, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of Hudson Pacific Properties, Inc. equity securities during the fourth quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 - December 31, 2022	70,722	(2)	$9.73	(3)	—	36,623,832
TOTAL	70,722		$9.73		—
_____________
1.Our board of directors authorized a share repurchase program to buy up to $250.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. The program does not have a termination date, and repurchases may commence or be discontinued at any time. A cumulative total of $213.4 million had been repurchased under the program as of December 31, 2022.
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

Market for Hudson Pacific Properties, L.P. Common Capital, Related Unitholder Matters and Issuer Purchases of Units

Overview

There is no established public trading market for our operating partnership’s common units. As of February 3, 2022, there were 21 holders of record of common units (including through our general partnership interest).

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2022, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below.

During the fourth quarter of 2022, the Company issued an aggregate of 201,880 shares of its common stock in connection with restricted stock awards for no cash consideration, out of which 70,722 shares of common stock were forfeited to the Company in connection with tax withholding obligations for a net issuance of 131,158 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in the partnership agreement of our operating partnership. During the fourth quarter of 2022, our operating partnership issued 131,158 common units to the Company. Investors who own common units have the right to cause our operating partnership to repurchase any or all of their common units for cash at a value equal to the then-current market value of one share of common stock. However, in lieu of such payment of cash, the Company may, at its election, issue shares of its common stock in exchange for such common units on a one-for-one basis. The operating partnership also issued 345,578 long-term incentive plan units during the fourth quarter of 2022. Long-term incentive plan units may also, under certain circumstances, be convertible into common units on a one-for-one basis, which are then exchangeable for shares of the Company’s common stock as described above.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2022 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with approximately $9.32 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

The following graph shows our cumulative total stockholder return for the five-year period ending on December 31, 2022. The graph assumes a $100 investment in each of the indices on December 31, 2017 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”), and industry peer groups. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Hudson Pacific Properties, Inc.	100.00	87.50	116.68	77.71	83.00	35.03
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
MSCI U.S. REIT	100.00	95.43	120.09	110.99	158.79	119.87
Dow Jones Equity All REIT	100.00	95.90	123.46	117.54	165.97	124.47
Dow Jones U.S. Real Estate Office	100.00	86.95	114.14	95.18	117.00	75.40
FTSE NAREIT All Equity REITs	100.00	95.96	123.46	117.14	165.51	124.22

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, see Part IV, Item 15(a) “Exhibits, Financial Statement Schedules.” Statements in this Item 7 contain forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In particular, information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations (“FFO”) market conditions and demographics) are forward-looking statements. Numerous factors will affect our actual results, some of which are beyond our control. These include the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. Accordingly, investors should use caution and not place undue reliance on this information, which speaks only as of the date of this report. We expressly disclaim any responsibility to update any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2022, our portfolio of owned real estate included office properties comprising approximately 15.9 million square feet, studio properties comprising approximately 35 sound stages and 1.5 million square feet and land properties comprising approximately 3.6 million square feet of undeveloped density rights. Our production services assets included approximately 1,622 vehicles, lighting and grip, production supplies and other equipment and the lease rights to 27 sound stages.

As of December 31, 2022, our in-service office portfolio was 89.7% leased (including leases not yet commenced). Our same-store studio properties average percent leased for the twelve months ended December 31, 2022 was 84.6%.

Current Year Highlights

Business Acquisitions

On August 31, 2022, the Company acquired 100% of the equity interests in Quixote, which provides sound stages, cast trailers and trucks and other equipment essential for media content production and will expand the Company’s service offerings for its studio platform. Please refer to Part IV, Item 15 (a) “Exhibits, Financial Statement Schedules—Note 3 to the Consolidated Financial Statements—Business Combinations” for details.

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

Property Dispositions

During the year ended December 31, 2022, the Company sold its Del Amo, Northview Center and 6922 Hollywood properties for $2.8 million, $46.0 million and $96.0 million, respectively. Please refer to Part IV, Item 15 (a) “Exhibits, Financial Statement Schedules—Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Held for Sale

As of December 31, 2022, the Company had one property classified as held for sale—Skyway Landing—as this property was considered non-strategic to the Company’s portfolio. The property was subsequently sold on February 6, 2023 for $102.0 million before certain credits, prorations and closing costs. Please refer to Part IV, Item 15 (a) “Exhibits, Financial Statement Schedules—Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future developments as of December 31, 2022:

Location	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
Sunset Glenoaks Studios(2)	Los Angeles	241,000	Q3-2023	Q2-2024
Washington 1000	Denny Triangle	546,000	Q1-2024	Q1-2026
Total Under Construction		787,000

Future Development Pipeline:
Burrard Exchange at Bentall Centre(3)	Downtown Vancouver	450,000	TBD	TBD
Sunset Waltham Cross Studios(4)	Broxbourne	1,167,347	TBD	TBD
Sunset Gower Studios—Development(5)	Hollywood	478,845	TBD	TBD
Sunset Las Palmas Studios—Development(5)	Hollywood	617,581	TBD	TBD
Cloud10	North San Jose	350,000	TBD	TBD
Element LA—Development	West Los Angeles	500,000	TBD	TBD
Sunset Bronson Studios Lot D—Development(5)	Hollywood	19,816	TBD	TBD
Total Future Development Pipeline		3,583,589
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT PIPELINE		4,370,589
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
5.We own 51% of the ownership interests in the consolidated joint venture that owns Sunset Gower Studios, Sunset Las Palmas Studios and Sunset Bronson Studios.

Financings

During the year ended December 31, 2022, there were $260.0 million in borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

In September 2022, the operating partnership completed an underwritten public offering of $350.0 million of 5.95% registered senior notes due in 2028, which were issued at a discount of 99.614% of par and are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount and commissions, were approximately $346.5 million and were used to repay the outstanding borrowings under its unsecured revolving credit facility. An amount equal to the net proceeds has been allocated to new or existing eligible green projects.

In September 2022, the operating partnership entered into the First Modification Agreement to the Fourth Amended and Restated Credit Agreement, which replaced the LIBOR-based floating interest rate option with a term SOFR-based floating interest rate option as a benchmark rate for borrowings denominated in U.S. dollars for all purposes under the existing credit agreement.

In November 2022, the Company modified the existing loan agreement secured by its One Westside property, whereby the LIBOR-based floating interest rate was replaced with a term SOFR-based floating interest rate.

Factors That May Influence Our Operating Results

Business and Strategy

We invest in Class-A office and studio properties located in high barrier-to-entry, innovation-centric submarkets with significant growth potential. Our world-class sustainable office and studio properties within these submarkets allow us to attract and retain quality companies as tenants, many in the increasingly synergistic technology and media and entertainment sectors. The purchase of properties with a value-add component, typically sourced through off-market transactions, also facilitates our long-term growth. These types of assets afford us the opportunity to capture embedded rent growth and occupancy upside, as we strategically invest capital to reposition and redevelop assets to generate additional cash flow. We take a measured approach to ground-up development, with most under-construction, planned or potential projects located on ancillary sites that are part of existing operating assets. We also acquire and operate leading production services companies to further expand the service offerings for our studio platform and our geographic reach to other studios and on-location filming. Management expertise and valuable strategic relationships across disciplines supports execution at all levels of our operations. Specifically, aggressive leasing and proactive asset management, combined with a focus on maintaining a conservative balance sheet, are central to our strategy.

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2022, the percent leased for our in-service office properties was approximately 89.7% (or 88.0%, excluding leases signed but not commenced as of that date). As of December 31, 2022, the percent leased, based on a 12-month trailing average, was approximately 84.6% for same-store studio properties. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our studio properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets

We own real estate primarily in California, the Pacific Northwest, Western Canada and Greater London, United Kingdom. We operate our production services business in key US media markets in California, New Mexico, Louisiana, Atlanta and New York. Positive or negative changes in economic or other conditions in any of the markets in which we own real estate and/or operate, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

Operating Expenses

Our operating expenses generally consist of utilities, cleaning, engineering, administrative, property, ad valorem taxes and site maintenance costs. Increases in these expenses over tenants’ base years are generally passed on to tenants in our full-service gross lease properties and are generally paid in full by tenants in our net lease properties. Certain of our properties have been reassessed for property tax purposes as a result of subsequent acquisition, development, redevelopment and other reassessments that remain pending. In the case of completed reassessments, the amount of property taxes we pay reflects the valuations established with the county assessors for the relevant locations of each property as of IPO or their subsequent acquisition. With respect to pending reassessments, we similarly expect the amount of property taxes we pay to reflect the valuations established with such county assessors.

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

Investment in Real Estate Properties

Acquisitions

Our acquisitions of real estate are accounted for using the acquisition method. The results of operations for each of these acquisitions are included in our Consolidated Statements of Operations from the date of acquisition.

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

Operating Properties

The properties are generally carried at cost less accumulated depreciation and amortization. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets as represented in the table below:

Asset Description	Estimated Useful Life (Years)
Building and improvements	Shorter of the ground lease term or 39
Land improvements	15
Furniture and fixtures	5 to 7
Tenant and leasehold improvements	Shorter of the estimated useful life or the lease term
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

We test our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit to which it is assigned, which can be an operating segment or one level below an operating segment. We have three operating segments: the management entity, Office and Studio, each of which is a reporting unit. The Studio reporting unit consists of Zio and Star Waggons businesses acquired during the year ended December 31, 2021 and Quixote business acquired during the year ended December 31, 2022. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized for the excess up to the amount of goodwill assigned to the reporting unit. Alternatively, the Company may bypass a qualitative assessment and proceed directly to a quantitative assessment.

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

Income Taxes

Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7, Ferry Building and 1918 Eighth properties, REITs) for federal income tax purposes. In the case of the Bentall Centre property and the Sunset Waltham Cross Studios development, the Company owns its interest in the properties through non-U.S. entities treated as TRSs for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

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

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2022, we have not established a liability for uncertain tax positions.

We and certain of our TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. We and our TRSs are no longer subject to tax examinations by tax authorities for years prior to 2018. Generally, we have assessed our tax positions for all open years, which as of December 31, 2022 include 2019 to 2021 for Federal purposes and 2018 to 2021 for state purposes, and concluded that there are no material uncertainties to be recognized.

Results of Operations

The following table summarizes our portfolio as of December 31, 2022 :

The following table summarizes our consolidated and unconsolidated portfolio as of December 31, 2022:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	43	12,823,317	87.7%	89.1%	$53.87
Stabilized non-same store(5)	4	1,100,593	99.1	99.1	57.36
Total stabilized	47	13,923,910	88.6	89.9	54.18
Lease-up(5)(6)	1	725,311	76.9	87.2	60.05
Total in-service office	48	14,649,221	88.0	89.7	54.43
STUDIO
Same-store(7)	3	1,230,454	84.6	84.6	44.74
Non-same-store(5)	1	35,562	—	—	—
Total	4	1,266,016
Repositioning(5)(8)	2	433,259	—	4.4
Development(5)(9)	2	787,000	—	—
Held-for-sale(5)(10)	1	246,997	30.1	30.1	56.37
Total repositioning, redevelopment, development and held-for-sale	5	1,467,256
Total office and studio properties	57	17,382,493
Land	7	3,583,589
TOTAL	64	20,966,082
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association
(“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing. Represents 100% share of consolidated and unconsolidated joint ventures.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of December 31, 2022, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended December 31, 2022, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2022. Annualized base rent does not reflect tenant reimbursements. Annualized base rent per square foot for studio portfolios is calculated as (i) annual base rent divided by (ii) square footage under leased as of December 31, 2022.
4.Includes office properties owned and included in our stabilized portfolio as of January 1, 2021 and still owned and included in the stabilized portfolio as of December 31, 2022.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of December 31, 2022.
7.Includes studio properties owned and included in our portfolio as of January 1, 2021 and still owned and included in our portfolio as of December 31, 2022.
8.Includes 96,322 square feet at 10850 Pico, 96,240 square feet at 875 Howard, 79,056 square feet at Page Mill Center, 50,847 square feet at Metro Plaza,
36,905 square feet at Rincon Center, 35,905 square feet at 95 Jackson, 18,594 square feet at Sunset Las Palmas, 12,740 square feet at Palo Alto Square, and
6,650 square feet at Sunset Gower as of fourth quarter 2022.
9.Includes 546,000 square feet related to the office development Washington 1000, adjacent to the Washington State Convention Center and 241,000 square feet related to Sunset Glenoaks.
10.Includes Skyway Landing.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2021 and still owned and included in the stabilized portfolio as of December 31, 2022; and

•Non-same-store, which includes:
•Stabilized non-same store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net income to NOI (in thousands, except percentage change):

	Year Ended December 31,
	2022	2021	Dollar Change	Percentage Change
NET (LOSS) INCOME	$(16,517)	$29,012	$(45,529)	(156.9)%
Adjustments:
Income from unconsolidated real estate entities	(943)	(1,822)	879	(48.2)
Fee income	(7,972)	(3,221)	(4,751)	147.5
Interest expense	149,901	121,939	27,962	22.9
Interest income	(2,340)	(3,794)	1,454	(38.3)
Management services reimbursement income—unconsolidated joint ventures	(4,163)	(1,132)	(3,031)	267.8
Management services expense—unconsolidated joint ventures	4,163	1,132	3,031	267.8
Transaction-related expenses	14,356	8,911	5,445	61.1
Unrealized loss (gain) on non-real estate investment	1,440	(16,571)	18,011	(108.7)
Loss on extinguishment of debt	—	6,259	(6,259)	(100.0)
Loss on sale of real estate	2,164	—	2,164	—
Impairment loss	28,548	2,762	25,786	933.6
Other (income) expense	(8,951)	2,553	(11,504)	(450.6)
General and administrative	79,501	71,346	8,155	11.4
Depreciation and amortization	373,219	343,614	29,605	8.6
NOI	$612,406	$560,988	$51,418	9.2%

Same-store NOI	$492,063	$504,657	$(12,594)	(2.5)%
Non-same-store NOI	120,343	56,331	64,012	113.6
NOI	$612,406	$560,988	$51,418	9.2%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Year Ended December 31,
	2022	2021
Same-store office
Number of properties	42	42
Rentable square feet	11,311,594	11,311,594
Ending % leased	88.3%	92.7%
Ending % occupied	86.9%	91.5%
Average % occupied for the period	89.0%	92.3%
Average annual rental rate per square foot	$57.46	$54.40

Same-store studio
Number of properties	3	3
Rentable square feet	1,230,454	1,230,454
Average % occupied over period(1)	84.6%	85.7%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended December 31, 2022.

The following table gives further detail on our consolidated NOI (in thousands):

	Year Ended December 31,
	2022			2021
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental	$701,375	$133,033	$834,408	$703,644	$79,092	$782,736
Service and other revenues	14,242	4,050	18,292	10,125	2,509	12,634
Total office revenues	715,617	137,083	852,700	713,769	81,601	795,370

Studio
Rental	51,980	7,692	59,672	49,436	549	49,985
Service and other revenues	33,417	80,435	113,852	30,959	20,521	51,480
Total studio revenues	85,397	88,127	173,524	80,395	21,070	101,465

Total revenues	801,014	225,210	1,026,224	794,164	102,671	896,835

OPERATING EXPENSES
Office operating expenses	259,182	49,486	308,668	244,392	35,942	280,334
Studio operating expenses	49,769	55,381	105,150	45,115	10,398	55,513
Total operating expenses	308,951	104,867	413,818	289,507	46,340	335,847

Office NOI	456,435	87,597	544,032	469,377	45,659	515,036
Studio NOI	35,628	32,746	68,374	35,280	10,672	45,952
NOI	$492,063	$120,343	$612,406	$504,657	$56,331	$560,988

The following table gives further detail on our change in consolidated NOI (in thousands, except percentage change):

	Year Ended December 31, 2022 as compared to the Year Ended December 31, 2021
	Same-store		Non-same-store		Total
	Dollar change	Percentage change	Dollar change	Percentage change	Dollar change	Percentage change
REVENUES
Office
Rental	$(2,269)	(0.3)%	$53,941	68.2%	$51,672	6.6%
Service and other revenues	4,117	40.7	1,541	61.4	5,658	44.8
Total office revenues	1,848	0.3	55,482	68.0	57,330	7.2

Studio
Rental	2,544	5.1	7,143	1301.1	9,687	19.4
Service and other revenues	2,458	7.9	59,914	292.0	62,372	121.2
Total studio revenues	5,002	6.2	67,057	318.3	72,059	71.0

Total revenues	6,850	0.9	122,539	119.4	129,389	14.4

OPERATING EXPENSES
Office operating expenses	14,790	6.1	13,544	37.7	28,334	10.1
Studio operating expenses	4,654	10.3	44,983	432.6	49,637	89.4
Total operating expenses	19,444	6.7	58,527	126.3	77,971	23.2

Office NOI	(12,942)	(2.8)	41,938	91.9	28,996	5.6
Studio NOI	348	1.0	22,074	206.8	22,422	48.8
NOI	$(12,594)	(2.5)%	$64,012	113.6%	$51,418	9.2%

NOI increased $51.4 million, or 9.2%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily resulting from:

•a $64.0 million increase in non-same-store NOI driven by:
•an increase in office NOI of $41.9 million primarily due to:
•a $53.9 million increase in rental revenues mainly resulting from the delivery of the entire premises of our One Westside development property to Google in November 2021, a lease commencement at our Harlow property (Company 3) in April 2021 and subsequent expansions of the same lease and the acquisition of our 5th & Bell property in December 2021; and
•a $1.5 million increase in service and other revenues predominantly due to lease cancellation fees received at our Skyway Landing property, partially offset by a decrease arising from lease cancellation fees received at our 10850 Pico property in the prior period that did not recur in the current period;
•partially offset by a $13.5 million increase in operating expenses corresponding to the increase in rental revenues.
•an increase in studio NOI of $22.1 million primarily due to the acquisition of Zio and Star Waggons in August 2021 and Quixote in August 2022.
•partially offset by a $12.6 million decrease in same-store NOI driven by:
•a decrease in office NOI of $12.9 million primarily due to:
•a $14.8 million increase in operating expenses predominantly utilities and cleaning, resulting from higher utilization of office space due to an increase in the number of tenant employees returning to in-person work; and
•a $2.3 million decrease in rental revenues primarily resulting from lease expirations at our Skyport Plaza, 505 First, 901 Market and 875 Howard properties and the collection of rents previously deemed uncollectible at the 901 Market property during 2021, which did not recur in 2022. The overall decrease was partially offset by increases in rental revenues at our Maxwell, 1455 Market, Clocktower Square and 11601 Wilshire properties generally due to lease commencements and higher tenant recoveries corresponding to the increase in operating expenses;
•partially offset by a $4.1 million increase in service and other revenues primarily resulting from lease cancellation fees received at our 11601 Wilshire and Concourse properties and increases in visitor parking at several properties across our same-store portfolio.
•an increase in studio NOI of $0.3 million primarily due to:
•a $2.5 million increase in rental revenues primarily driven by an expansion related to Neftlix at Sunset Gower Studios partially offset by lease terminations at Sunset Bronson Studios; and
•a $2.5 million increase in service and other revenues predominantly resulting from increased services activity at our Sunset Gower, Sunset Bronson and Sunset Las Palmas studio properties;
•partially offset by a $4.7 million increase in operating expenses primarily due to higher payroll and payroll-related costs, a supplemental property tax assessment at Sunset Gower Studios recorded in the current period and a favorable supplemental property tax assessment at Sunset Las Palmas Studios recorded in the prior period that did not recur in the current period.

Other (Income) Expense

Income from unconsolidated real estate entities

Income from our unconsolidated real estate entities decreased by $0.9 million, or 48.2%, to $0.9 million of income for the year ended December 31, 2022 compared to $1.8 million of income for the year ended December 31, 2021. The decrease was primarily driven by higher interest expense at the unconsolidated entities due to an increase in the average reference rates for variable rate debt.

Fee income

Fee income increased by $4.8 million, or 147.5%, to $8.0 million for the year ended December 31, 2022 compared to $3.2 million for the year ended December 31, 2021. Fee income represents the management fee income earned from the unconsolidated real estate entities. The increase is primarily due to the commencement of development oversight services provided to the Sunset Waltham Cross joint venture during the year.

Interest expense

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021 is as follows (in thousands, except percentage change):

	Year Ended December 31,
	2022	2021	Dollar Change	Percentage Change
Gross interest expense	$154,038	$133,165	$20,873	15.7%
Capitalized interest	(18,031)	(21,689)	3,658	(16.9)
Amortization of deferred financing costs/loan discount	13,894	10,463	3,431	32.8
TOTAL	$149,901	$121,939	$27,962	22.9%

Gross interest expense increased by $20.9 million, or 15.7%, to $154.0 million for the year ended December 31, 2022 compared to $133.2 million for the year ended December 31, 2021. The increase was primarily driven by an increase in the average reference rates for the Company’s variable rate debt, increases in the outstanding borrowings on the Company’s unsecured revolving credit facility and One Westside construction loan and interest incurred on the Quixote secured note and the 5.95% registered senior notes, which were issued in August 2022 and September 2022, respectively. The overall increase was partially offset by the mark-to-market adjustment recorded to reflect an increase in the fair value of the Company’s interest rate cap, which was not designated as a cash flow hedge for accounting purposes prior to December 2022, and decreases in interest expense due to the repayment of the mortgage loan secured by the 10950 Washington property and the in-substance defeased debt in December 2021 and July 2022, respectively.

Capitalized interest decreased $3.7 million, or 16.9%, to $18.0 million for the year ended December 31, 2022 compared to $21.7 million for the year ended December 31, 2021. The decrease was primarily driven by the completion of the One Westside and Harlow development properties, partially offset by capitalized interest on the newly-acquired Washington 1000 development.

Amortization of deferred financing costs and loan discounts/premiums increased by $3.4 million, or 32.8% to $13.9 million for the year ended December 31, 2022 compared to $10.5 million for the year ended December 31, 2021. The increase was primarily driven by the amortization of new issuance costs related to the $1.1 billion loan secured by the Hollywood Media Portfolio, which was refinanced in August 2021; the unsecured revolving facility, which was amended in December 2021 and September 2022; and the 5.95% registered senior notes, which were issued in September 2022.

Interest income

Interest income decreased $1.5 million, or 38%, to $2.3 million for the year ended December 31, 2022 compared to $3.8 million for the year ended December 31, 2021. The decrease was primarily driven by the maturity of the U.S. Government securities in June 2022.

Transaction-related expenses

Transaction-related expenses increased $5.4 million, or 61%, to $14.4 million for the year ended December 31, 2022, which primarily related to the Quixote acquisition in August 2022, compared to $8.9 million for the year ended December 31, 2021, which primarily related to the acquisition of Zio and Star Waggons in August 2021.

Unrealized loss (gain) on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $1.4 million for the year ended December 31, 2022 compared to an unrealized gain on non-real estate investments of $16.6 million for the year ended December 31, 2021. The activity in both periods is due to the observable changes in the fair value of the investments.

Loss on extinguishment of debt

During the year ended December 31, 2021 we completed a refinancing of the loan secured by the Hollywood Media Portfolio and recognized a loss on extinguishment of debt of $6.3 million primarily representing the write-off of unamortized deferred financing costs associated with the extinguished portion of the loan. No loss on extinguishment of debt was recognized during the year ended December 31, 2022.

Loss on sale of real estate

During the year ended December 31, 2022, we recognized a $2.2 million loss on sale of real estate in connection with the dispositions of our Del Amo, Northview Center and 6922 Hollywood properties. No loss on sale was recognized during the year ended December 31, 2021.

Impairment loss

During the year ended December 31, 2022, we recognized an impairment loss of $28.5 million, of which $20.0 million was related to reductions in the estimated fair values of our Del Amo, Northview Center and 6922 Hollywood properties and $8.5 million was due to the full impairment of the Zio trade name in connection with a rebranding of the business. During the year ended December 31, 2021, we recognized an impairment loss of $2.8 million related to a reduction in the estimated hold period of our Del Amo property.

Other (income) expense

Other income increased $11.5 million, or 450.6%, to of $9.0 million for the year ended December 31, 2022 compared to other expense of $2.6 million for the year ended December 31, 2021. The increase was predominantly related to an income tax benefit recorded in 2022 primarily related to the studio service-related businesses.

General and administrative expenses

General and administrative expenses increased $8.2 million, or 11.4%, to $79.5 million for the year ended December 31, 2022 compared to $71.3 million for the year ended December 31, 2021. The increase was primarily driven by lower non-cash compensation expense during 2021 due to the forfeiture of stock awards granted to certain departing members of management, which did not recur in 2022, in addition to higher professional fees, personnel-related and office expenses during 2022.

Depreciation and amortization expense

Depreciation and amortization expense increased $29.6 million, or 8.6%, to $373.2 million for the year ended December 31, 2022 compared to $343.6 million for the year ended December 31, 2021. The increase was primarily related to the completion of the One Westside development in November 2021, the depreciation and amortization of property, plant and equipment and finite-lived intangible assets acquired as part of the Zio and Star Waggons transactions in August 2021 and the Quixote transaction in August 2022 and the acquisition of the 5th & Bell property in December 2021. These increases were partially offset by the cessation of depreciation related to the Del Amo, Northview Center and 6922 Hollywood properties, which were sold during 2022 and Skyway Landing, which was held for sale as of December 31, 2021 and 2022.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the year ended December 31, 2021 to the year ended December 31, 2020” of the Form 10-K for the fiscal year ended December 31, 2021.

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
•proceeds from joint venture partners;
•proceeds from Sunset Glenoaks construction loan (unconsolidated joint venture); and
•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had approximately $255.8 million of cash and cash equivalents at December 31, 2022. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through December 31, 2022. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of December 31, 2022, we had total borrowing capacity of $1.0 billion under our unsecured revolving credit facility, $385.0 million of which had been drawn. As of December 31, 2022, we had total borrowing capacity of $414.6 million under our construction loan secured by our One Westside and 10850 Pico properties, $316.6 million of which had been drawn. As of December 31, 2022, the total borrowing capacity under the Sunset Glenoaks construction loan (unconsolidated joint venture) was $100.6 million, of which $41.3 million had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of December 31, 2022 (in thousands, except percentage):

Market Capitalization	December 31, 2022
Unsecured and secured debt(1)	$4,610,088
Series A redeemable preferred units	9,815
Total consolidated debt	4,619,903
Equity capitalization(2)	1,833,281
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$6,453,184
Total consolidated debt/total consolidated market capitalization	71.6%
_____________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discount.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $9.73, as reported by the NYSE, on December 30, 2022 as well as the aggregate value of the Series C preferred stock liquidation preference as of December 30, 2022.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2022 and December 31, 2021 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts (in thousands):

	December 31, 2022	December 31, 2021
Unsecured debt	$2,660,000	$2,050,000
Secured debt	$1,950,088	$1,714,874
In-substance defeased debt	$—	$128,212
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of December 31, 2022.

Credit Ratings

The following table provides information with respect to our credit ratings at December 31, 2022:

Agency	Credit Rating
Moody’s	Baa3
Standard and Poor’s	BBB-
Fitch	BBB-

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2022, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on unsecured and secured debt	$4,610,088	$320,000	$1,057,902	$1,881,186	$1,351,000
Principal payments on joint venture partner debt	66,136	—	—	—	66,136
Interest payments—fixed rate(1)(2)	541,311	114,109	207,942	158,279	60,981
Interest payments—variable rate(1)(3)	166,605	92,108	74,497	—	—
Operating leases(4)	745,388	39,054	78,746	73,063	554,525
TOTAL	$6,129,528	$565,271	$1,419,087	$2,112,528	$2,032,642
_____________
1.Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed.
2.Reflects our projected interest obligations for fixed rate debts, which includes $17.2 million of projected interest related to our joint venture partner debt.
3.Reflects our projected interest obligations for variable rate debts, including those that are effectively fixed as a result of derivatives and in instances where interest is paid based on an applicable LIBOR or SOFR margin . We used the average December LIBOR or SOFR, as applicable, and the applicable margin as of December 31, 2022.
4.Reflects minimum lease payments through the contractual lease expiration date, including the impact of the extension options which the Company is reasonably certain to exercise. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 11 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments” for details of our lease agreements.

The Company has entered into a number of construction agreements related to capital improvement activities at various properties. As of December 31, 2022, the Company had $254.2 million in outstanding obligations under the agreements, of which $201.7 million is expected to be incurred within one year from December 31, 2022.

The Company invests in several non-real estate funds with an aggregate commitment to contribute up $48.0 million. As of December 31, 2022, the Company has contributed $33.2 million, net of recallable distributions, with $14.8 million remaining to be contributed.

The terms of the securities purchase agreement for the acquisition of Zio require the Company to pay up to $20.0 million of additional consideration to the business’s former shareholders in 2024, subject to certain performance thresholds being met (the “earnout”). As of December 31, 2022, the recorded fair value of the earnout liability was $9.3 million.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of December 31, 2022 (in thousands):

	Principal Amount	Interest Rate	Contractual Maturity Date	Company’s Share
Bentall Centre(1)	$490,319	CDOR + 1.75%	7/1/2024	$98,064
Sunset Glenoaks Studios(2)	$41,318	SOFR + 3.10%	1/9/2025	$20,659
_____________
(1)We own 20% of the ownership interest in the unconsolidated real estate investment that owns Bentall Centre. The loan was transacted in Canadian dollars. The principal balance is shown in U.S. dollars using the foreign currency exchange rate as of December 31, 2022. The interest on the full principal amount has been effectively capped at 6.31% per annum (4.56% strike rate + 1.75% spread) through the use of an interest rate cap.
(2)We own 50% of the ownership interest in the unconsolidated real estate investment that owns the Sunset Glenoaks Studios development. This loan has an initial interest rate of SOFR + 3.10% per annum until the construction at Sunset Glenoaks Studios is complete and certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The total capacity of the loan is $100.6 million. As of December 31, 2022, we have $59.3 million undrawn. The interest on the full principal amount has been effectively capped at 7.60% per annum (4.50% strike rate + 3.10% spread) through the use of an interest rate cap.

Cash Flows

Comparison of the cash flow activity for the year ended December 31, 2022 to the year ended December 31, 2021 is as follows (in thousands, except percentage change):

	Year Ended December 31,
	2022	2021	Dollar Change	Percentage Change
Net cash provided by operating activities	$369,501	$314,863	$54,638	17.4%
Net cash used in investing activities	$(378,094)	$(754,208)	$376,114	(49.9)%
Net cash provided by financing activities	$97,448	$486,681	$(389,233)	(80.0)%

Cash and cash equivalents and restricted cash were $285.7 million and $196.9 million at December 31, 2022 and 2021, respectively.

Operating Activities

Net cash provided by operating activities increased by $54.6 million, or 17.4%, to $369.5 million for the year ended December 31, 2022 as compared to $314.9 million for the year ended December 31, 2021. The change primarily resulted from operating cash flow contributions from Quixote, which was acquired in August 2022, and Zio, Star Waggons and 5th & Bell, which were acquired in August 2021, August 2021 and December 2021, respectively.

Investing Activities

Net cash used in investing activities decreased by $376.1 million, or 49.9%, to $378.1 million for the year ended December 31, 2022 as compared to $754.2 million for the year ended December 31, 2021. The change resulted primarily from proceeds from the sales of real estate in the amount of $137.7 million, a $123.5 million increase in proceeds from maturities of U.S. Government securities, a $61.8 million decrease in additions to investment in real estate, a $35.5 million decrease in contributions to unconsolidated real estate entities and a $22.4 million decrease in expenditures on property acquisitions during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities decreased by $389.2 million, or 80.0%, to $97.4 million for the year ended December 31, 2022 as compared to $486.7 million for the year ended December 31, 2021. The change primarily resulted from the 2021 proceeds from the issuance of Series C preferred stock and common stock of $413.0 million and $45.0 million, respectively, with no corresponding activity in 2022, a $252.9 million decrease in proceeds from notes payable, a $200.0 million cash outflow related to the accelerated share repurchase program and a $124.7 million increase in payments of in-substance defeased debt during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was partially offset by a $602.9 million decrease in payments of notes payable and a $38.2 million decrease in distributions to non-controlling members in consolidated real estate entities.

Non-GAAP Supplemental Financial Measures

We calculate FFO in accordance with the White Paper issued in December 2018 on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. The calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. In the December 2018 White Paper, NAREIT provided an option to include value changes in mark-to-market equity securities in the calculation of FFO. We elected this option retroactively during fourth quarter of 2018.

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

The following table presents a reconciliation of net (loss) income to FFO (in thousands):

	Year Ended December 31,
	2022	2021
Net (loss) income	$(16,517)	$29,012
Adjustments:
Depreciation and amortization—Consolidated	373,219	343,614
Depreciation and amortization—Non-real estate assets	(23,110)	(7,719)
Depreciation and amortization—Company’s share from unconsolidated real estate entities	5,322	6,020
Loss on sale of real estate	2,164	—
Impairment loss—Real estate assets	20,048	2,762
Unrealized loss (gain) on non-real estate investments	1,440	(16,571)
Tax impact of unrealized gain on non-real estate investment	—	3,849
FFO attributable to non-controlling interests	(71,100)	(64,388)
FFO attributable to preferred shares and units	(21,043)	(2,893)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$270,423	$293,686

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary market risk we face is interest rate risk. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As more fully described below, we use derivatives to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors. For a summary of our outstanding indebtedness, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” For a summary of our derivatives, refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 9 to the Consolidated Financial Statements—Derivatives.”

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

The following table summarizes the terms our derivative instrument used to hedge interest rate risk as of December 31, 2022 (notional amount and fair value in thousands):

Underlying Debt Instrument	Type of Instrument	Notional Amount	Effective Date	Maturity Date	Strike Rate	Fair Value Assets (Liabilities)
Hollywood Media Portfolio	Interest rate cap	1,100,000	August 2021	August 2023	3.50%	$9,292

The following table summarizes our fixed and variable rate debt as of December 31, 2022 (in thousands):

	Unsecured and Secured Debt		Joint Venture Partner Debt
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate	$1,906,087	$1,906,087	$—	$—
Fixed rate	2,704,001	2,386,081	66,136	60,327
TOTAL(1)	$4,610,088	$4,292,168	$66,136	$60,327
_____________
1.Excludes unamortized deferred financing costs.

For sensitivity purposes, if the reference rates (either LIBOR or SOFR, as applicable) for our variable rate debt as of December 31, 2022 were to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would decrease our future earnings and cash flows by $19.1 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our unconsolidated real estate entities operating in Canada and the United Kingdom. The unconsolidated real estate entities’ functional currency is the local currency, or Canadian dollars and pound sterling, respectively. Any gains or losses resulting from the translation of Canadian dollars and pound sterling to U.S. dollars are classified on our Consolidated Balance Sheets as a separate component of other comprehensive (loss) income and are excluded from net income.

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

Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2022. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2022, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.

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

Management has excluded Quixote from its assessment of internal controls over financial reporting as of December 31, 2022 because it was acquired by Hudson Pacific Properties, Inc. in a business combination on August 31, 2022. Total assets and revenues of Quixote represent 5% and 3% of the related consolidated financial statements for the year ended December 31, 2022, respectively.

Management’s Annual Report on Internal Control over Financial Reporting (Hudson Pacific Properties, L.P.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2022. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2022, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.

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

Management has excluded Quixote from its assessment of internal controls over financial reporting as of December 31, 2022 because it was acquired by Hudson Pacific Properties, Inc. in a business combination on August 31, 2022. Total assets and revenues of Quixote represent 5% and 3% of the related consolidated financial statements for the year ended December 31, 2022, respectively.

Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)

The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2022.

ITEM 9B.  Other Information

Not applicable.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2023. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2023.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2023.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2023.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2023.

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

(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Form of Articles Supplementary of Hudson Pacific Properties, Inc.	S-11/A	333-170751	3.3	December 6, 2010
3.3	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.4	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.5	Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	November 16, 2021
3.6	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
3.7	Articles Supplementary designating the Series C Preferred Stock of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	November 16, 2021
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.	S-11/A	333-164916	4.1	June 14, 2010
4.2	Indenture, dated October 2, 2017, among Hudson Pacific Properties, L.P., and U.S. Bank National Association.	8-K	001-34789	4.1	October 2, 2017
4.3	Supplemental Indenture No. 1, dated October 2, 2017, among Hudson Pacific Properties, L.P., Hudson Pacific Properties, Inc. and U.S. Bank National Association.	8-K	001-34789	4.2	October 2, 2017
4.4	Supplemental Indenture No. 2, dated as of February 27, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.650% Senior Notes due 2029 and the guarantee.	10-Q	001-34789	10.1	May 7, 2019

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.5	Supplemental Indenture No. 3, dated as of October 3, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Senior Notes due 2030 and the guarantee.	8-K	001-34789	4.2	October 3, 2019
4.6	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-34789	4.6	February 18, 2022
4.7	Supplemental Indenture No. 4, dated as of September 15, 2022, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, including the form of 5.950% Senior Notes due 2028 and the guarantee.	8-K	001-34789	4.2	September 15, 2022
10.1	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.	S-11	333-170751	10.2	November 22, 2010
10.2	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.	S-11	333-170751	10.3	November 22, 2010
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.	S-11	333-170751	10.5	November 22, 2010
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.	S-11	333-170751	10.6	November 22, 2010
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.	S-11	333-170751	10.7	November 22, 2010
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.	S-11	333-170751	10.8	November 22, 2010
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.	S-11	333-170751	10.10	November 22, 2010
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.	S-11	333-170751	10.11	November 22, 2010
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.	S-11	333-170751	10.12	November 22, 2010
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.	S-11	333-170751	10.13	November 22, 2010
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.	S-11	333-170751	10.14	November 22, 2010
10.12	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*	S-11/A	333-164916	10.5	June 14, 2010
10.13	Hudson Pacific Properties, Inc. Director Stock Plan.*	S-11/A	333-170751	10.17	December 6, 2010
10.14	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.11	April 9, 2010
10.15	Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.12	April 9, 2010
10.16	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.13	April 9, 2010
10.17	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.	S-11/A	333-164916	10.14	April 9, 2010
10.18	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.	S-11/A	333-164916	10.16	April 9, 2010
10.19	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.	S-11/A	333-164916	10.17	April 9, 2010
10.20	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.	8-K	001-34789	10.3	July 1, 2010
10.21	Agreement of Purchase and Sale and Joint Escrow Instructions between Del Amo Fashion Center Operating Company and Hudson Capital, LLC dated as of May 18, 2010.	S-11/A	333-164916	10.20	June 11, 2010
10.22	Conditional Consent Agreement between GLB Encino, LLC, as Borrower, and SunAmerica Life Insurance Company, as Lender, dated as of June 10, 2010.	S-11/A	333-164916	10.24	June 22, 2010
10.23	Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.	S-11/A	333-164916	10.25	June 22, 2010
10.24	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.	S-11/A	333-164916	10.26	June 22, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.25	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.	S-11/A	333-164916	10.27	June 22, 2010
10.26	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.28	June 22, 2010
10.27	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.29	June 22, 2010
10.28	Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.	8-K	001-34789	10.5	July 1, 2010
10.29	First Amendment to Purchase and Sale Agreement, dated October 1, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.	S-11/A	333-170751	10.45	December 6, 2010
10.30	Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.	8-K	001-34789	10.1	December 21, 2010
10.31	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.	S-11	333-173487	10.48	April 14, 2011
10.32	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.	S-11	333-173487	10.49	April 14, 2011
10.33	First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011.	8-K	001-34789	4.1	May 4, 2011
10.34	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.	8-K	001-34789	10.1	May 4, 2011
10.35	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Barclays Capital Inc.	8-K	001-34789	1.1	November 16, 2012
10.36	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	8-K	001-34789	1.2	November 16, 2012
10.37	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Keybanc Capital Markets Inc.	8-K	001-34789	1.3	November 16, 2012
10.38	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Wells Fargo Securities, LLC.	8-K	001-34789	1.4	November 16, 2012
10.39	Form of 2012 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 6, 2012
10.40	Form of 2013 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 7, 2013
10.41	Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.	8-K	001-34789	10.1	July 1, 2013
10.42	First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.	10-Q	001-34789	10.66	November 7, 2013
10.43	Supplemental Federal Income Tax Considerations.	8-K	001-34789	99.1	November 22, 2013
10.44	Form of 2014 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 3, 2014
10.45	Addendum to Outperformance Agreement.*	10-K	001-34789	10.70	March 3, 2014
10.46	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Barclays Capital Inc.	8-K	001-34789	1.5	June 1, 2021
10.47	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and BofA Securities, Inc.	8-K	001-34789	1.6	June 1, 2021
10.48	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Keybanc Capital Markets Inc.	8-K	001-34789	1.7	June 1, 2021
10.49	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Wells Fargo Securities, LLC.	8-K	001-34789	1.8	June 1, 2021
10.50	Bridge Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.	8-K	001-34789	10.1	December 11, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.51	Backstop Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	8-K	001-34789	10.2	December 11, 2014
10.52	Form of 2015 Outperformance Award Agreement.*	8-K	001-34789	10.1	January 2, 2015
10.53	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P.	8-K	001-34789	10.1	January 12, 2015
10.54	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.	10-K	001-34789	10.84	March 2, 2015
10.55	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (2012 Outperformance program) Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.1	March 12, 2015
10.56	Form of Addendum to 2014 Outperformance Award Agreement.*	8-K	001-34789	10.2	March 12, 2015
10.57	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.	10-Q	001-34789	10.91	August 10, 2015
10.58	Loan Agreement dated as of October 9, 2015 between Hudson Element LA, LLC, as Borrower and Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, collectively, as Lender.	10-Q	001-34789	10.93	November 6, 2015
10.59	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	8-K	001-34789	10.2	November 20, 2015
10.60	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2016.*	8-K	001-34789	10.2	December 21, 2015
10.61	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2016.*	8-K	001-34789	10.3	December 21, 2015
10.62	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher Barton, dated January 1, 2016.*	8-K	001-34789	10.4	December 21, 2015
10.63	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alex Vouvalides, dated January 1, 2016.*	8-K	001-34789	10.5	December 21, 2015
10.64	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.6	December 21, 2015
10.65	Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield.*	10-K	001-34789	10.95	February 26, 2016
10.66	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (2013 Outperformance Program).*	10-K	001-34789	10.96	February 26, 2016
10.67	Form of 2016 Outperformance Award Agreement (REIT Shares).*	8-K	001-34789	10.1	March 21, 2016
10.68	Form of 2016 Outperformance Program OPP Unit Agreement (LTIP Units).*	8-K	001-34789	10.2	March 21, 2016
10.69	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	10-Q	001-34789	10.8	August 4, 2016
10.70	Form of 2017 Outperformance Award Agreement (REIT Shares).*	8-K	001-34789	10.1	February 10, 2017
10.71	Form of 2017 Outperformance Award Agreement (LTIP Units).*	8-K	001-34789	10.2	February 10, 2017
10.72	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.*	8-K	001-34789	10.1	May 25, 2017
10.73	Indemnification Agreement, dated August 16, 2017, by and between Hudson Pacific Properties, Inc. and Andrea Wong.	10-Q	001-34789	10.2	November 6, 2017
10.74	Form of 2018 Outperformance Award Agreement (REIT Shares).*	10-K	001-34789	10.72	February 16, 2018
10.75	Form of 2018 Outperformance Award Agreement (LTIP Units).*	10-K	001-34789	10.73	February 16, 2018
10.76	Form of Amendment to Outperformance Award Agreement.*	10-Q	001-34789	10.1	August 2, 2018
10.77	Form of Time-Based LTIP Unit Agreement.*	8-K	001-34789	10.1	December 14, 2018
10.78	Form of 2019 Outperformance Award Agreement (REIT Shares).*	10-K	001-34789	10.75	February 19, 2019
10.79	Form of 2019 Outperformance Award Agreement (LTIP Units).*	10-K	001-34789	10.76	February 19, 2019
10.80	Indemnification Agreement, dated March 14, 2019, by and between Hudson Pacific Properties, Inc. and Christy Haubegger.*	10-Q	001-34789	10.2	May 7, 2019
10.81	Form of Performance-Based LTIP Unit Agreement.*	10-K	001-34789	10.78	February 24, 2020
10.82	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2020.*	10-K	001-34789	10.79	February 24, 2020
10.83	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2020.*	10-K	001-34789	10.80	February 24, 2020
10.84	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Alexander Vouvalides, dated January 1, 2020.*	10-K	001-34789	10.81	February 24, 2020
10.85	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher J. Barton, dated January 1, 2020.*	10-K	001-34789	10.82	February 24, 2020
10.86	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Joshua Hatfield, dated January 1, 2020.*	10-K	001-34789	10.83	February 24, 2020

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.87	Employment Agreement between Hudson Pacific Properties, Inc. and Harout Diramerian, dated January 1, 2020.*	10-K	001-34789	10.84	February 24, 2020
10.88	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Harout Diramerian.	10-K	001-34789	10.85	February 24, 2020
10.89	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.88	February 24, 2020
10.90	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.89	February 24, 2020
10.91	Fourth Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	December 21, 2021
10.92	First Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of September 15, 2022, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	September 16, 2022
10.93	Transition Agreement, dated as of February 8, 2021 between Alexander Vouvalides, Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.	8-K	001-34789	10.1	February 12, 2021
10.94	Transition Agreement, dated as of February 8, 2021 between Joshua Hatfield, Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.	8-K	001-34789	10.2	February 12, 2021
10.95	Indemnification Agreement, dated January 1, 2021, by and between Hudson Pacific Properties, Inc. and Karen Brodkin.	10-K	001-34789	10.92	February 22, 2021
10.96	Form of Performance-Based LTIP Unit Agreement.*	10-K	001-34789	10.93	February 22, 2021
10.97	Employment Agreement between Hudson Pacific Properties, Inc. and Steven Jaffe, dated January 1, 2020.*	10-K	001-34789	10.96	February 18, 2022
10.98	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Steven Jaffe.	10-K	001-34789	10.97	February 18, 2022
10.99	Employment Agreement between Hudson Pacific Properties, Inc. and Arthur Suazo, dated January 1, 2020.*	10-K	001-34789	10.98	February 18, 2022
10.100	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Arthur Suazo.	10-K	001-34789	10.99	February 18, 2022
10.101	Form of Performance-Based LTIP Unit Agreement.*	8-K	001-34789	10.1	March 10, 2022
10.102	Indemnification Agreement, dated March 17, 2022, by and between Hudson Pacific Properties, Inc. and Erinn Burnough.+
10.103	Hudson Pacific Properties - Non-Employee Director Compensation Program.+
21.1	Subsidiaries of Hudson Pacific Properties, Inc.+
23.1	Consent of Independent Registered Public Accounting Firm.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
99.1	Certificate of Correction.	8-K	001-34789	99.1	January 23, 2012
101
The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows and (vii) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Denotes a management contract or compensatory plan or arrangement.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Filed herewith.

ITEM 16.    Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

February 10, 2023	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 10, 2023
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 10, 2023
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 10, 2023
Theodore R. Antenucci
/S/ KAREN BRODKIN	Director	February 10, 2023
Karen Brodkin
/S/ EBS BURNOUGH	Director	February 10, 2023
Ebs Burnough
/S/ RICHARD B. FRIED	Director	February 10, 2023
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 10, 2023
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 10, 2023
Robert L. Harris II
/s/ CHRISTY HAUBEGGER	Director	February 10, 2023
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 10, 2023
Mark D. Linehan
/S/ ANDREA L. WONG	Director	February 10, 2023
Andrea L. Wong

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

February 10, 2023	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 10, 2023
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 10, 2023
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 10, 2023
Theodore R. Antenucci
/S/ KAREN BRODKIN	Director	February 10, 2023
Karen Brodkin
/S/ EBS BURNOUGH	Director	February 10, 2023
Ebs Burnough
/S/ RICHARD B. FRIED	Director	February 10, 2023
Richard B. Fried
/S/ JONATHAN M. GLASER	Director	February 10, 2023
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 10, 2023
Robert L. Harris II
/s/ CHRISTY HAUBEGGER	Director	February 10, 2023
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 10, 2023
Mark D. Linehan
/S/ ANDREA L. WONG	Director	February 10, 2023
Andrea L. Wong

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer and Chairman of the Board of Directors

/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Pacific Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hudson Pacific Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Quixote Studios, LLC, which is included in the 2022 consolidated financial statements of the Company and constituted 5% of total assets as of December 31, 2022 and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Quixote Studios, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 10, 2023 expressed an unqualified opinion thereon.

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
February 10, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Pacific Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2023 expressed an unqualified opinion thereon.

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

Purchase price accounting
Description of the Matter
During the year ended December 31, 2022, the Company acquired 100% of the equity interests in Quixote Studios, LLC for an aggregate purchase price of $359.1 million. The transaction was accounted for as a business combination. As discussed in Note 2 to the consolidated financial statements, in a business combination, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date, and the difference between the fair value of the consideration transferred for the acquisition and the fair value of the net assets acquired is recorded as goodwill. Acquisition-related expenses arising from the transaction are expensed as incurred. Auditing the Company’s purchase price accounting was complex due to the significant estimation required by management in determining the fair value of acquired assets and assumed liabilities. In particular, significant estimation was used in management’s selection of assumptions for the customer retention rate due to the judgmental nature of the inputs, including unobservable inputs. Furthermore, the selected assumption for customer retention rate is sensitive in affecting the measurement of the fair value of acquired customer relationship intangibles. Amortization of customer relationship intangibles is recorded in depreciation and amortization expense over the asset’s related useful life.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over management’s purchase price accounting, including controls over the Company’s review of the assumptions underlying the purchase price allocation, the cash flow projections, and the accuracy of the underlying data used.

Our testing of the Company’s purchase price accounting included, among other procedures, assessing the valuation methods and significant assumptions used by management in developing the fair value estimates of the assets acquired and liabilities assumed. For example, we identified significant assumptions within the models by performing sensitivity analyses to determine if a reasonable variation in the assumption would materially affect the measurement of the related acquired asset. For the customer retention rate, we evaluated the reasonableness of management’s selected assumption by comparing to independently identified external market data sources and searching for contrary or corroborating evidence within other sources of internal information. We involved our valuation specialists in verifying the appropriateness of management’s valuation methods and models. We also evaluated the completeness and accuracy of the underlying data supporting management’s purchase price accounting, tested the incorporation of the significant assumptions in the purchase price accounting, and recalculated the models’ results for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
February 10, 2023

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Investment in real estate, at cost	$8,716,572	$8,361,477
Accumulated depreciation and amortization	(1,541,271)	(1,283,774)
Investment in real estate, net	7,175,301	7,077,703
Non-real estate property, plant and equipment, net	130,289	58,469
Cash and cash equivalents	255,761	96,555
Restricted cash	29,970	100,321
Accounts receivable, net	16,820	25,339
Straight-line rent receivables, net	279,910	240,306
Deferred leasing costs and intangible assets, net	393,842	341,444
U.S. Government securities	—	129,321
Operating lease right-of-use assets	401,051	287,041
Prepaid expenses and other assets, net	98,837	119,000
Investment in unconsolidated real estate entities	180,572	154,731
Goodwill	263,549	109,439
Assets associated with real estate held for sale	93,238	250,520
TOTAL ASSETS	$9,319,140	$8,990,189

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$4,585,862	$3,733,903
In-substance defeased debt	—	128,212
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	264,098	300,959
Operating lease liabilities	399,801	293,596
Intangible liabilities, net	34,091	42,290
Security deposits, prepaid rent and other	83,797	84,939
Liabilities associated with real estate held for sale	665	3,898
Total liabilities	5,434,450	4,653,933

Commitments and contingencies (Note 19)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	125,044	129,449

Equity
Hudson Pacific Properties, Inc. stockholders’ equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at December 31, 2022 and 2021	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 141,054,478 and 151,124,543 shares outstanding at December 31, 2022 and 2021, respectively	1,409	1,511
Additional paid-in capital	2,889,967	3,317,072
Accumulated other comprehensive loss	(11,272)	(1,761)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,305,104	3,741,822
Non-controlling interest—members in consolidated real estate entities	377,756	402,971
Non-controlling interest—units in the operating partnership	66,971	52,199
Total equity	3,749,831	4,196,992
TOTAL LIABILITIES AND EQUITY	$9,319,140	$8,990,189

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Office
Rental	$834,408	$782,736	$721,286
Service and other revenues	18,292	12,634	14,633
Total office revenues	852,700	795,370	735,919
Studio
Rental	59,672	49,985	48,756
Service and other revenues	113,852	51,480	20,290
Total studio revenues	173,524	101,465	69,046
Total revenues	1,026,224	896,835	804,965
OPERATING EXPENSES
Office operating expenses	308,668	280,334	262,199
Studio operating expenses	105,150	55,513	37,580
General and administrative	79,501	71,346	77,882
Depreciation and amortization	373,219	343,614	299,682
Total operating expenses	866,538	750,807	677,343
OTHER INCOME (EXPENSE)
Income from unconsolidated real estate entities	943	1,822	736
Fee income	7,972	3,221	2,815
Interest expense	(149,901)	(121,939)	(113,823)
Interest income	2,340	3,794	4,089
Management services reimbursement income—unconsolidated real estate entities	4,163	1,132	—
Management services expense—unconsolidated real estate entities	(4,163)	(1,132)	—
Transaction-related expenses	(14,356)	(8,911)	(440)
Unrealized (loss) gain on non-real estate investments	(1,440)	16,571	(2,463)
Loss on sale of real estate	(2,164)	—	—
Impairment loss	(28,548)	(2,762)	—
Loss on extinguishment of debt	—	(6,259)	(2,654)
Other income (expense)	8,951	(2,553)	548
Total other expenses	(176,203)	(117,016)	(111,192)
Net (loss) income	(16,517)	29,012	16,430
Net income attributable to Series A preferred units	(612)	(612)	(612)
Net income attributable to Series C preferred shares	(20,431)	(2,281)	—
Net income attributable to participating securities	(1,194)	(1,090)	(1,041)
Net income attributable to non-controlling interest in consolidated real estate entities	(23,418)	(21,806)	(18,955)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	4,964	2,902	4,571
Net loss (income) attributable to non-controlling interest in the operating partnership	709	(61)	(10)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(56,499)	$6,064	$383

BASIC AND DILUTED PER SHARE AMOUNTS
Net (loss) income attributable to common stockholders—basic	$(0.39)	$0.04	$0.00
Net (loss) income attributable to common stockholders—diluted	$(0.39)	$0.04	$0.00
Weighted average shares of common stock outstanding—basic	143,732,433	151,618,282	153,126,027
Weighted average shares of common stock outstanding—diluted	143,732,433	151,943,360	153,169,025
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(16,517)	$29,012	$16,430
Currency translation adjustments	(12,375)	(1,064)	1,394
Net unrealized gains (losses) on derivative instruments:
Unrealized gains (losses)	621	171	(14,471)
Reclassification adjustment for realized losses	2,097	7,360	5,444
Total net gains (losses) on derivative instruments:	2,718	7,531	(9,027)
Total other comprehensive (loss) income	(9,657)	6,467	(7,633)
Comprehensive (loss) income	(26,174)	35,479	8,797
Comprehensive income attributable to Series A preferred units	(612)	(612)	(612)
Comprehensive income attributable to Series C preferred stock	(20,431)	(2,281)	—
Comprehensive income attributable to participating securities	(1,194)	(1,090)	(1,041)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(23,442)	(21,806)	(18,955)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	4,964	2,902	4,571
Comprehensive loss (income) attributable to non-controlling interest in the operating partnership	879	(156)	51
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(66,010)	$12,436	$(7,189)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2019	$—	154,691,052	$1,546	$3,415,808	$—	$(561)	$23,082	$269,487	$3,709,362
Contributions	—	—	—	—	—	—	—	138,124	138,124
Sale of non-controlling interest	—	—	—	300,104	—	—	—	67,038	367,142
Distributions	—	—	—	—	—	—	—	(26,595)	(26,595)
Transaction costs	—	—	—	(16,047)	—	—	—	—	(16,047)
Issuance of unrestricted stock	—	420,970	5	(5)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(225,314)	(2)	(7,580)	—	—	—	—	(7,582)
Repurchase of common stock	—	(3,485,343)	(35)	(80,178)	—	—	—	—	(80,213)
Declared dividend	—	—	—	(151,772)	(1,424)	—	(1,800)	—	(154,996)
Amortization of stock-based compensation	—	—	—	9,428	—	—	16,601	—	26,029
Net income	—	—	—	—	1,424	—	10	18,955	20,389
Other comprehensive loss	—	—	—	—	—	(7,572)	(61)	—	(7,633)
Balance, December 31, 2020	—	151,401,365	1,514	3,469,758	—	(8,133)	37,832	467,009	3,967,980
Contributions	—	—	—	—	—	—	—	24,718	24,718
Distributions	—	—	—	—	—	—	—	(110,562)	(110,562)
Proceeds from sale of common stock, net of underwriters' discount and transaction costs	—	1,526,163	15	44,805	—	—	—	—	44,820
Transaction costs	—	—	—	(243)	—	—	—	—	(243)
Issuance of unrestricted stock	—	222,781	2	(2)	—	—	—	—	—
Issuance of Series C cumulative redeemable preferred stock	425,000	—	—	(11,993)	—	—	—	—	413,007
Shares withheld to satisfy tax withholding obligations	—	(90,843)	(1)	(2,205)	—	—	—	—	(2,206)
Repurchase of common stock	—	(1,934,923)	(19)	(46,118)	—	—	—	—	(46,137)
Declared dividend	(2,281)	—	—	(145,158)	(7,154)	—	(2,248)	—	(156,841)
Amortization of stock-based compensation	—	—	—	8,228	—	—	16,459	—	24,687
Net income	2,281	—	—	—	7,154	—	61	21,806	31,302
Other comprehensive income	—	—	—	—	—	6,372	95	—	6,467
Balance, December 31, 2021	425,000	151,124,543	1,511	3,317,072	—	(1,761)	52,199	402,971	4,196,992
Contributions	—	—	—	—	—	—	—	23,689	23,689
Distributions	—	—	—	—	—	—	—	(72,346)	(72,346)
Transaction costs	—	—	—	(573)	—	—	—	—	(573)
Issuance of unrestricted stock	—	234,741	2	(2)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(70,722)	(1)	(694)	—	—	—	—	(695)
Repurchase of common stock	—	(2,105,359)	(21)	(37,185)	—	—	—	—	(37,206)
Accelerated repurchase of common stock	—	(8,128,725)	(82)	(199,918)	—	—	—	—	(200,000)
Declared dividend	(20,431)			(198,016)	55,305	—	(2,716)	—	(165,858)
Amortization of stock-based compensation	—	—	—	9,283	—	—	18,367	—	27,650
Net income (loss)	20,431	—	—	—	(55,305)	—	(709)	23,418	(12,165)
Other comprehensive (loss) income	—	—	—	—	—	(9,511)	(170)	24	(9,657)
Balance, December 31, 2022	$425,000	141,054,478	$1,409	$2,889,967	$—	$(11,272)	$66,971	$377,756	$3,749,831

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(16,517)	$29,012	$16,430
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	373,219	343,614	299,682
Non-cash portion of interest expense	13,894	10,463	6,885
Amortization of stock-based compensation	24,296	21,163	22,723
Income from unconsolidated real estate entities	(943)	(1,822)	(736)
Unrealized loss (gain) on non-real estate investments	1,440	(16,571)	2,463
Straight-line rents	(38,508)	(21,895)	(30,357)
Straight-line rent expense	3,198	1,421	1,462
Amortization of above- and below-market leases, net	(8,032)	(11,415)	(9,635)
Amortization of above- and below-market ground lease, net	2,731	2,367	2,352
Amortization of lease incentive costs	1,545	1,885	1,915
Distribution of income from unconsolidated real estate entities	1,243	1,916	—
Gain on derivative instruments	(8,740)	—	—
Impairment loss	28,548	2,762	—
Earnout liability fair value adjustment	1,757	—	—
Loss on sale of real estate	2,164	—	—
Gain from insurance proceeds	(1,167)	—	—
Loss on extinguishment of debt	—	6,259	2,654
Change in operating assets and liabilities:
Accounts receivable	16,150	3,523	(9,098)
Deferred leasing costs and lease intangibles	(33,940)	(19,831)	(13,276)
Prepaid expenses and other assets	(2,240)	(32,669)	(9,117)
Accounts payable, accrued liabilities and other	11,718	(38)	11,693
Security deposits, prepaid rent and other	(2,315)	(5,281)	5,992
Net cash provided by operating activities	369,501	314,863	302,032
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	137,709	—	—
Additions to investment property	(276,798)	(338,629)	(402,283)
Property acquisitions	(96,459)	(118,907)	(593,945)
Acquisitions of businesses	(199,098)	(209,854)	—
Maturities of U.S. Government securities	129,300	5,778	5,656
Contributions to non-real estate investments	(17,109)	(12,397)	(3,404)
Distributions from non-real estate investments	1,492	53	1,238
Proceeds from sale of non-real estate investment	—	—	1,042
Distributions from unconsolidated real estate entities	1,875	1,654	1,608
Contributions to unconsolidated real estate entities	(40,081)	(75,585)	(16,756)
Additions to non-real estate property, plant and equipment	(20,209)	(6,321)	—
Insurance proceeds for damaged property, plant and equipment	1,284	—	—
Net cash used in investing activities	(378,094)	(754,208)	(1,006,844)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,197,556	1,450,500	1,736,914
Payments of unsecured and secured debt	(515,000)	(1,117,903)	(1,150,097)
Payments of in-substance defeased debt	(128,212)	(3,494)	(3,323)
Proceeds from sale of common stock	—	44,974	—
Proceeds from issuance of Series C cumulative redeemable preferred stock	—	413,007	—
Transaction costs	(573)	(397)	(16,047)
Repurchases of common stock	(37,206)	(46,137)	(80,213)
Accelerated share repurchase	(200,000)	—	—
Dividends paid to common stock and unitholders	(145,427)	(154,560)	(154,996)
Dividends paid to preferred stock and unitholders	(23,324)	(612)	(612)
Contributions from redeemable non-controlling members in consolidated real estate entities	575	4,493	7,201
Distributions to redeemable non-controlling members in consolidated real estate entities	(16)	(16)	(16)
Contributions from non-controlling members in consolidated real estate entities	23,689	24,718	138,124
Distributions to non-controlling members in consolidated real estate entities	(72,346)	(110,562)	(26,595)
Proceeds from sale of non-controlling interest	—	—	367,500
Payments to satisfy tax withholding obligations	(695)	(2,206)	(7,582)
Payment of loan costs	(1,573)	(15,124)	(14,164)
Net cash provided by financing activities	97,448	486,681	796,094
Net increase in cash and cash equivalents and restricted cash	88,855	47,336	91,282
Cash and cash equivalents and restricted cash—beginning of period	196,876	149,540	58,258
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$285,731	$196,876	$149,540

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners of Hudson Pacific Properties, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Purchase price accounting
Description of the Matter
During the year ended December 31, 2022, the Operating Partnership acquired 100% of the equity interests in Quixote Studios, LLC for an aggregate purchase price of $359.1 million. The transaction was accounted for as a business combination. As discussed in Note 2 to the consolidated financial statements, in a business combination, the Operating Partnership estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date, and the difference between the fair value of the consideration transferred for the acquisition and the fair value of the net assets acquired is recorded as goodwill. Acquisition-related expenses arising from the transaction are expensed as incurred. Auditing the Operating Partnership’s purchase price accounting was complex due to the significant estimation required by management in determining the fair value of acquired assets and assumed liabilities. In particular, significant estimation was used in management’s selection of assumptions for the customer retention rate due to the judgmental nature of the inputs, including unobservable inputs. Furthermore, the selected assumption for customer retention rate is sensitive in affecting the measurement of the fair value of acquired customer relationship intangibles. Amortization of customer relationship intangibles is recorded in depreciation and amortization expense over the asset’s related useful life.

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

Our testing of the Operating Partnership’s purchase price accounting included, among other procedures, assessing the valuation methods and significant assumptions used by management in developing the fair value estimates of the assets acquired and liabilities assumed. For example, we identified significant assumptions within the models by performing sensitivity analyses to determine if a reasonable variation in the assumption would materially affect the measurement of the related acquired asset or assumed liability. For the customer retention rate, we evaluated the reasonableness of management’s selected assumption by comparing to independently identified external market data sources and searching for contrary or corroborating evidence within other sources of internal information. We involved our valuation specialists in verifying the appropriateness of management’s valuation methods and models. We also evaluated the completeness and accuracy of the underlying data supporting management’s purchase price accounting, tested the incorporation of the significant assumptions in the purchase price accounting, and recalculated the models’ results for clerical accuracy.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2015.

Los Angeles, California
February 10, 2023

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Investment in real estate, at cost	$8,716,572	$8,361,477
Accumulated depreciation and amortization	(1,541,271)	(1,283,774)
Investment in real estate, net	7,175,301	7,077,703
Non-real estate property, plant and equipment, net	130,289	58,469
Cash and cash equivalents	255,761	96,555
Restricted cash	29,970	100,321
Accounts receivable, net	16,820	25,339
Straight-line rent receivables, net	279,910	240,306
Deferred leasing costs and intangible assets, net	393,842	341,444
U.S. Government securities	—	129,321
Operating lease right-of-use assets	401,051	287,041
Prepaid expenses and other assets, net	98,837	119,000
Investment in unconsolidated real estate entities	180,572	154,731
Goodwill	263,549	109,439
Assets associated with real estate held for sale	93,238	250,520
TOTAL ASSETS	$9,319,140	$8,990,189

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$4,585,862	$3,733,903
In-substance defeased debt	—	128,212
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	264,098	300,959
Operating lease liabilities	399,801	293,596
Intangible liabilities, net	34,091	42,290
Security deposits, prepaid rent and other	83,797	84,939
Liabilities associated with real estate held for sale	665	3,898
Total liabilities	5,434,450	4,653,933

Commitments and contingencies (Note 19)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	125,044	129,449

Capital
Hudson Pacific Properties, L.P. partners’ capital:
4.750% series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at December 31, 2022 and 2021	425,000	425,000
Common units, 143,246,320 and 152,967,441 outstanding at December 31, 2022 and 2021, respectively	2,958,535	3,370,800
Accumulated other comprehensive loss	(11,460)	(1,779)
Total Hudson Pacific Properties, L.P. partners’ capital	3,372,075	3,794,021
Non-controlling interest—members in consolidated real estate entities	377,756	402,971
Total capital	3,749,831	4,196,992
TOTAL LIABILITIES AND CAPITAL	$9,319,140	$8,990,189

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Office
Rental	$834,408	$782,736	$721,286
Service and other revenues	18,292	12,634	14,633
Total office revenues	852,700	795,370	735,919
Studio
Rental	59,672	49,985	48,756
Service and other revenues	113,852	51,480	20,290
Total studio revenues	173,524	101,465	69,046
Total revenues	1,026,224	896,835	804,965
OPERATING EXPENSES
Office operating expenses	308,668	280,334	262,199
Studio operating expenses	105,150	55,513	37,580
General and administrative	79,501	71,346	77,882
Depreciation and amortization	373,219	343,614	299,682
Total operating expenses	866,538	750,807	677,343
OTHER INCOME (EXPENSE)
Income from unconsolidated real estate entities	943	1,822	736
Fee income	7,972	3,221	2,815
Interest expense	(149,901)	(121,939)	(113,823)
Interest income	2,340	3,794	4,089
Management services reimbursement income—unconsolidated real estate entities	4,163	1,132	—
Management services expense—unconsolidated real estate entities	(4,163)	(1,132)	—
Transaction-related expenses	(14,356)	(8,911)	(440)
Unrealized (loss) gain on non-real estate investments	(1,440)	16,571	(2,463)
Loss on sale of real estate	(2,164)	—	—
Impairment loss	(28,548)	(2,762)	—
Loss on extinguishment of debt	—	(6,259)	(2,654)
Other income (expense)	8,951	(2,553)	548
Total other expenses	(176,203)	(117,016)	(111,192)
Net (loss) income	(16,517)	29,012	16,430
Net income attributable to non-controlling interest in consolidated real estate entities	(23,418)	(21,806)	(18,955)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	4,964	2,902	4,571
Net (loss) income attributable to Hudson Pacific Properties, L.P.	(34,971)	10,108	2,046
Net income attributable to Series A preferred units	(612)	(612)	(612)
Net income attributable to Series C preferred units	(20,431)	(2,281)	—
Net income attributable to participating securities	(1,194)	(1,090)	(1,041)
NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(57,208)	$6,125	$393

BASIC AND DILUTED PER UNIT AMOUNTS
Net (loss) income attributable to common unitholders—basic	$(0.39)	$0.04	$0.00
Net (loss) income attributable to common unitholders—diluted	$(0.39)	$0.04	$0.00
Weighted average shares of common units outstanding—basic	145,580,928	153,007,287	154,040,775
Weighted average shares of common units outstanding—diluted	145,580,928	153,332,365	154,083,773
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(16,517)	$29,012	$16,430
Currency translation adjustments	(12,375)	(1,064)	1,394
Net gains (losses) on derivative instruments:
Unrealized gains (losses)	621	171	(14,471)
Reclassification adjustment for realized losses	2,097	7,360	5,444
Total net gains (losses) on derivative instruments:	2,718	7,531	(9,027)
Total other comprehensive (loss) income	(9,657)	6,467	(7,633)
Comprehensive (loss) income	(26,174)	35,479	8,797
Comprehensive income attributable to Series A preferred units	(612)	(612)	(612)
Comprehensive income attributable to Series C preferred units	(20,431)	(2,281)	—
Comprehensive income attributable to participating securities	(1,194)	(1,090)	(1,041)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(23,442)	(21,806)	(18,955)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	4,964	2,902	4,571
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(66,889)	$12,592	$(7,240)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except share data)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital	Non-controlling Interest— Members in Consolidated Real Estate Entities	Total Capital
Balance, December 31, 2019	$—	155,602,910	$3,440,488	$(613)	$3,439,875	$269,487	$3,709,362
Contributions		—	—	—	—	138,124	138,124
Sale of non-controlling interest	—	—	300,104	—	300,104	67,038	367,142
Distributions	—	—	—	—	—	(26,595)	(26,595)
Transaction costs	—	—	(16,047)	—	(16,047)	—	(16,047)
Issuance of unrestricted units	—	830,195	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(225,314)	(7,582)	—	(7,582)	—	(7,582)
Repurchase of common units		(3,485,343)	(80,213)	—	(80,213)	—	(80,213)
Declared distributions	—	—	(154,996)	—	(154,996)	—	(154,996)
Amortization of unit-based compensation	—	—	26,029	—	26,029	—	26,029
Net income	—	—	1,434	—	1,434	18,955	20,389
Other comprehensive loss	—	—	—	(7,633)	(7,633)	—	(7,633)
Balance, December 31, 2020	—	152,722,448	3,509,217	(8,246)	3,500,971	467,009	3,967,980
Contributions	—	—	—	—	—	24,718	24,718
Distributions	—	—	—	—	—	(110,562)	(110,562)
Proceeds from sale of common stock, net of underwriters' discount and transaction costs	—	1,526,163	44,820	—	44,820	—	44,820
Transaction costs	—	—	(243)	—	(243)	—	(243)
Issuance of unrestricted units	—	744,596	—	—	—	—	—
Issuance of Series C cumulative redeemable preferred units	425,000	—	(11,993)	—	413,007	—	413,007
Units withheld to satisfy tax withholding obligations	—	(90,843)	(2,206)	—	(2,206)	—	(2,206)
Repurchase of common units	—	(1,934,923)	(46,137)	—	(46,137)	—	(46,137)
Declared distributions	(2,281)	—	(154,560)	—	(156,841)	—	(156,841)
Amortization of unit-based compensation	—	—	24,687	—	24,687	—	24,687
Net income	2,281	—	7,215	—	9,496	21,806	31,302
Other comprehensive income	—	—	—	6,467	6,467	—	6,467
Balance, December 31, 2021	425,000	152,967,441	3,370,800	(1,779)	3,794,021	402,971	4,196,992
Contributions	—	—	—	—	—	23,689	23,689
Distributions	—	—	—	—	—	(72,346)	(72,346)
Transaction costs	—	—	(573)	—	(573)	—	(573)
Issuance of unrestricted units	—	583,685	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(70,722)	(695)	—	(695)	—	(695)
Repurchase of common units	—	(10,234,084)	(237,206)	—	(237,206)	—	(237,206)
Declared distributions	(20,431)	—	(145,427)	—	(165,858)	—	(165,858)
Amortization of unit-based compensation	—	—	27,650	—	27,650	—	27,650
Net income (loss)	20,431	—	(56,014)	—	(35,583)	23,418	(12,165)
Other comprehensive (loss) income	—	—	—	(9,681)	(9,681)	24	(9,657)
Balance, December 31, 2022	$425,000	143,246,320	$2,958,535	$(11,460)	$3,372,075	$377,756	$3,749,831

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(16,517)	$29,012	$16,430
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	373,219	343,614	299,682
Non-cash portion of interest expense	13,894	10,463	6,885
Amortization of unit-based compensation	24,296	21,163	22,723
Income from unconsolidated real estate entities	(943)	(1,822)	(736)
Unrealized loss (gain) on non-real estate investments	1,440	(16,571)	2,463
Straight-line rents	(38,508)	(21,895)	(30,357)
Straight-line rent expense	3,198	1,421	1,462
Amortization of above- and below-market leases, net	(8,032)	(11,415)	(9,635)
Amortization of above- and below-market ground lease, net	2,731	2,367	2,352
Amortization of lease incentive costs	1,545	1,885	1,915
Distribution of income from unconsolidated real estate entities	1,243	1,916	—
Gain on derivative instruments	(8,740)	—	—
Impairment loss	28,548	2,762	—
Earnout liability fair value adjustment	1,757	—	—
Loss on sale of real estate	2,164	—	—
Gain from insurance proceeds	(1,167)	—	—
Loss on extinguishment of debt	—	6,259	2,654
Change in operating assets and liabilities:
Accounts receivable	16,150	3,523	(9,098)
Deferred leasing costs and lease intangibles	(33,940)	(19,831)	(13,276)
Prepaid expenses and other assets	(2,240)	(32,669)	(9,117)
Accounts payable, accrued liabilities and other	11,718	(38)	11,693
Security deposits, prepaid rent and other	(2,315)	(5,281)	5,992
Net cash provided by operating activities	369,501	314,863	302,032
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	137,709	—	—
Additions to investment property	(276,798)	(338,629)	(402,283)
Property acquisitions	(96,459)	(118,907)	(593,945)
Acquisitions of businesses	(199,098)	(209,854)	—
Maturities of U.S. Government securities	129,300	5,778	5,656
Contributions to non-real estate investments	(17,109)	(12,397)	(3,404)
Distributions from non-real estate investments	1,492	53	1,238
Proceeds from sale of non-real estate investment	—	—	1,042
Distributions from unconsolidated real estate entities	1,875	1,654	1,608
Contributions to unconsolidated real estate entities	(40,081)	(75,585)	(16,756)
Additions to non-real estate property, plant and equipment	(20,209)	(6,321)	—
Insurance proceeds for damaged property, plant and equipment	1,284	—	—
Net cash used in investing activities	(378,094)	(754,208)	(1,006,844)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,197,556	1,450,500	1,736,914
Payments of unsecured and secured debt	(515,000)	(1,117,903)	(1,150,097)
Payments of in-substance defeased debt	(128,212)	(3,494)	(3,323)
Proceeds from sale of common stock	—	44,974	—
Proceeds from issuance of Series C cumulative redeemable preferred units	—	413,007	—
Transaction costs	(573)	(397)	(16,047)
Repurchase of common units	(237,206)	(46,137)	(80,213)
Distributions paid to common unitholders	(145,427)	(154,560)	(154,996)
Distributions paid to preferred unitholders	(23,324)	(612)	(612)
Contributions from redeemable non-controlling members in consolidated real estate entities	575	4,493	7,201
Distributions to redeemable non-controlling members in consolidated real estate entities	(16)	(16)	(16)
Contributions from non-controlling members in consolidated real estate entities	23,689	24,718	138,124
Distributions to non-controlling members in consolidated real estate entities	(72,346)	(110,562)	(26,595)
Proceeds from sale of non-controlling interest	—	—	367,500
Payments to satisfy tax withholding obligations	(695)	(2,206)	(7,582)
Payment of loan costs	(1,573)	(15,124)	(14,164)
Net cash provided by financing activities	97,448	486,681	796,094
Net increase in cash and cash equivalents and restricted cash	88,855	47,336	91,282
Cash and cash equivalents and restricted cash—beginning of period	196,876	149,540	58,258
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$285,731	$196,876	$149,540
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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of December 31, 2022:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	51	14,338,510
Studio	4	1,291,260
Land	5	1,966,242
Total consolidated portfolio	60	17,596,012
Unconsolidated portfolio(1)
Office(2)	1	1,511,723
Studio(3)	1	241,000
Land(4)	2	1,617,347
Total unconsolidated portfolio	4	3,370,070
TOTAL(5)	64	20,966,082
_________________
1.The Company owns 20% of the unconsolidated joint venture entity that owns the Bentall Centre property, 50% of the unconsolidated joint venture entity that owns the Sunset Glenoaks Studios development and 35% of the unconsolidated joint venture entity that owns the future Sunset Waltham Cross Studios development. The square footage shown above represents 100% of the properties. See Notes 2 and 6 for details.
2.Includes Bentall Centre.
3.Includes Sunset Glenoaks Studios.
4.Includes land for the Burrard Exchange at Bentall Centre and Sunset Waltham Cross Studios.
5.Includes repositioning, redevelopment, development and held for sale properties.

Concentrations

As of December 31, 2022, the Company’s office properties were located in California, the Pacific Northwest and Western Canada. The Company’s owned studio properties were primarily located in the Hollywood submarket in Los Angeles, California. 70.7% of the square feet in the Company’s consolidated and unconsolidated portfolio is located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the technology and media and entertainment industries. As of December 31, 2022, approximately 27.0% and 17.5% of consolidated and unconsolidated rentable square feet were related to the tenants in the technology and media and entertainment industries, respectively.

As of December 31, 2022, the Company’s 15 largest tenants represented approximately 36.9% of consolidated and unconsolidated rentable square feet. No single tenant accounted for more than 10%.

For the year ended December 31, 2022, Google, Inc. represented 12.6% of the Company’s revenue for the office segment and Netflix, Inc. represented 14.8% of the Company’s revenue for the studio segment.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of December 31, 2022, the Company has determined that its operating partnership and 19 joint ventures met the definition of a VIE. 13 of these joint ventures are consolidated and six are unconsolidated.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Consolidated Joint Ventures

As of December 31, 2022, the operating partnership has determined that 13 of its joint ventures met the definition of a VIE and are consolidated:

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
__________________
1.Sunset Services Holdings, LLC wholly owns Services Holdings, LLC, which owns 100% interests in Sunset Bronson Services, LLC, Sunset Gower Services, LLC and Sunset Las Palmas Services, LLC, which provide services to Sunset Bronson Entertainment Properties, LLC, Sunset Gower Entertainment Properties, LLC and Sunset Las Palmas Entertainment Properties, LLC, respectively.
2.Hudson Media and Entertainment Management, LLC manages the following properties: Sunset Gower Studios, Sunset Bronson Studios, Sunset Las Palmas Studios, 6040 Sunset, ICON, CUE, EPIC and Harlow (collectively “Hollywood Media Portfolio”).

As of December 31, 2022 and 2021, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of December 31, 2022, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

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

Business Combinations

From time to time, we may enter into business combinations. In accordance with ASC 805, Business Combinations, the Company applies the acquisition method for acquisitions that meet the definition of a business combination. Under the acquisition method, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date. Acquired intangible assets are valued using different methods under the income approach, including the excess earnings method for customer relationships, the relief-from-royalty method for trade names, and the lost profits method for non-compete agreements. The fair values of acquired “above- and below-” market leases are estimated based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended below-market term for any leases with below-market renewal options. Acquired property, plant and equipment is valued using the cost approach, including consideration of reproduction or replacement costs, economic depreciation and obsolescence. We measure goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Goodwill is assigned to each reporting unit that is expected to benefit from the synergies of the business combination. Acquisition-related expenses and transaction costs associated with business combinations are expensed in the period incurred which is included in the transaction-related expenses line item of the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date. The Company estimates the fair value using observable inputs classified as Level 2 and unobservable inputs classified as Level 3 of the fair value hierarchy. Significant estimates and assumptions include subjective and/or complex judgments regarding items such as revenue growth rates, long-term growth rates, discount rates, customer retention rates, royalty rates, market rental rates and other factors, including estimating future cash flows that we expect to generate from the acquired assets.

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

The Company recognized the following capitalized costs associated with development and redevelopment activities:

	Year Ended December 31,
	2022	2021	2020
Capitalized personnel costs	$18,098	$16,728	$15,843
Capitalized interest	$18,031	$21,689	$19,509

Operating Properties

The properties are generally carried at cost, less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets as represented in the table below:

Asset Description	Estimated Useful Life (Years)
Building and improvements	Shorter of the ground lease term or 39
Land improvements	15
Furniture and fixtures	5 to 7
Tenant and leasehold improvements	Shorter of the estimated useful life or the lease term

The Company amortizes above- and below-market lease intangibles over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. The in-place lease intangibles are amortized over the remaining non-cancellable lease term. When tenants vacate prior to the expiration of a lease, the amortization of intangible assets and liabilities is accelerated. The Company amortizes above- and below-market ground lease intangibles over the remaining non-cancellable lease terms.

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

According to ASC 205, Presentation of Financial Statements, the Company does not present the operating results in net loss from discontinued operations for disposals if they do not represent a strategic shift in the Company’s business. There were no discontinued operations for the years ended December 31, 2022, 2021 and 2020.

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

The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit to which it is assigned, which can be an operating segment or one level below an operating segment. The Company has three operating segments: the management entity, Office and Studio, each of which is a reporting unit. The Studio reporting unit consists of the Zio Entertainment Network, LLC (“Zio”) and Star Waggons, LLC (“Star Waggons”) businesses acquired during the year ended December 31, 2021 and the Quixote Studios, LLC (“Quixote”) business acquired during the year ended December 31, 2022. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized for the excess up to the amount of goodwill assigned to the reporting unit. Alternatively, the Company may bypass a qualitative assessment and proceed directly to a quantitative assessment.

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

As of December 31, 2022, December 31, 2021, and December 31, 2020, the carrying value of goodwill was $263.5 million, $109.4 million and $8.8 million, respectively. During the year ended December 31, 2022, the carrying value of goodwill increased by $154.1 million due to the acquisition of Quixote. During the year ended December 31, 2021, the carrying value of goodwill increased by $100.6 million due to the acquisitions of Zio and Star Waggons. No impairment indicators have been identified during the years ended December 31, 2022, 2021 and 2020.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	December 31,
	2022	2021	2020
BEGINNING OF THE PERIOD
Cash and cash equivalents	$96,555	$113,686	$46,224
Restricted cash	100,321	35,854	12,034
TOTAL	$196,876	$149,540	$58,258

END OF THE PERIOD
Cash and cash equivalents	$255,761	$96,555	$113,686
Restricted cash	29,970	100,321	35,854
TOTAL	$285,731	$196,876	$149,540

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Accounts Receivable, net

As of December 31, 2022, accounts receivable was $16.9 million and there was a $0.1 million allowance for doubtful accounts. As of December 31, 2021, accounts receivable was $25.5 million and there was $0.2 million allowance for doubtful accounts.

Straight-line Rent Receivables, net
As of December 31, 2022, straight-line rent receivables was $279.9 million and there was a no allowance for doubtful accounts. As of December 31, 2021, straight-line rent receivables was $240.3 million and there was no allowance for doubtful accounts.

U.S. Government Securities

As of December 31, 2021, the Company held U.S. Government securities related to assumed debt held by a trust subsidiary. These securities were considered held to maturity investments and were carried at amortized cost on the Consolidated Balance Sheets. The Company had both the intent and ability to hold to maturity. The remaining securities matured during the year ended December 31, 2022, resulting in a balance of $0 as of December 31, 2022, as compared to a balance of $129.3 million as of December 31, 2021.

Prepaid Expenses and Other Assets, net

The following table represents the Company’s prepaid expenses and other assets, net as of:

	December 31, 2022	December 31, 2021
Non-real estate investments	$47,329	$31,447
Interest rate derivative assets	9,292	368
Prepaid insurance	6,530	5,442
Deferred financing costs, net	5,824	7,750
Inventory	4,914	1,578
Prepaid property tax	2,041	2,192
Stock purchase warrant	95	1,664
Deposits and pre-development costs for future acquisitions	—	47,605
Other	22,812	20,954
PREPAID EXPENSES AND OTHER ASSETS, NET	$98,837	$119,000

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized (loss) gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized a net unrealized loss of $0.2 million for the year ended December 31, 2022, a net unrealized gain of $14.9 million for the year ended December 31, 2021 and a net unrealized loss of $0.9 million for the year ended December 31, 2020 due to the observable changes in fair value. Over the life of the investments, the Company has recognized a net unrealized gain of $13.8 million due to the observable changes in fair value.

Stock Purchase Warrant

The Company holds an investment in a stock purchase warrant that gives the Company the right to purchase a fixed number of shares of common stock of a non-real estate investee. The warrant meets the definition of a derivative and is measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative asset are included in unrealized (loss) gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $1.6 million due to the change in the fair value of the stock purchase warrant during the year ended December 31, 2022. The Company recognized an unrealized gain of $1.7 million due to the change in the fair value of the stock purchase warrant during the year

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
ended December 31, 2021. No gain or loss was recognized related to the change in the fair value of the stock purchase warrant during the year ended December 31, 2020.

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

Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements relate to ground leases, sound stages, office leases and other facility leases and are reflected in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Consolidated Balance Sheets. For leases with a term of 12 months or less, the Company makes an accounting policy election by class of underlying asset, not to recognize ROU assets and lease liabilities. The Company recognizes lease expense for such leases generally on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Variable lease payments are excluded from the lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the lease liabilities was 5.6% as of December 31, 2022. ROU assets are recognized in the amount of the initial lease liability, adjusted to include lease prepayments and initial direct costs and exclude lease incentives. ROU assets acquired in connection with business combination transactions are also adjusted for “above- and below-” market lease terms. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 23 years as of December 31, 2022.

Lessor Accounting

With the election of the lessor practical expedient, the presentation of revenues on the Consolidated Statements of Operations reflects a single lease component that combines rental, tenant recoveries and other tenant-related revenues for the office portfolio. For the Company’s rentals at the studio properties, total lease consideration is allocated to lease and non-lease components on a relative standalone basis. The recognition of revenues related to lease components is governed by ASC 842, while revenue related to non-lease components is subject to ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606:

	Year Ended December 31,
	2022	2021	2020
Ancillary revenues	$107,075	$46,984	$16,781
Other revenues	$23,118	$15,168	$16,582
Studio-related tenant recoveries	$1,951	$1,962	$1,560
Management fee income	$7,972	$3,221	$2,815
Management services reimbursement income	$4,163	$1,132	$—

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the Company’s receivables that are accounted for under ASC 606:

	December 31, 2022	December 31, 2021
Ancillary revenues	$15,503	$7,381
Other revenues	$1,193	$1,078

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

Derivative Instruments

The Company manages interest rate risk associated with borrowings by entering into derivative instruments. The Company recognizes all derivative instruments on the Consolidated Balance Sheets on a gross basis at fair value. Derivative instruments are adjusted to fair value at the balance sheet date. The change in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The change in the fair value derivatives not designated as hedges is recorded within earnings immediately.

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

Income Taxes

In general, the Company’s property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7, Ferry Building and 1918 Eighth properties, REITs) for federal income tax purposes. In the case of the Bentall Centre property and the Sunset Waltham Cross Studios development, the Company owns its interest in the properties through non-U.S. entities treated as TRSs for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Provided that it continues to qualify for taxation as a REIT, the Company is generally not subject to corporate-level income tax on the earnings distributed currently to its stockholders. If the Company were to fail to qualify as a REIT in any taxable year, and were unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income would be subject to federal corporate income tax. Unless entitled to relief under specific statutory provisions, the Company would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which the Company loses its qualification. It is not possible to state whether in all circumstances the Company would be entitled to this statutory relief.

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

The Company has elected, together with certain of the Company’s subsidiaries, to treat such subsidiaries as taxable REIT subsidiaries (“TRSs”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company recognized an income tax benefit of $7.5 million for the year ended December 31, 2022, an income tax provision of $1.9 million for the year ended December 31, 2021 and an income tax benefit of $1.0 million for the year ended December 31, 2020 within other income (expense) on the Consolidated Statements of Operations.

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. As of December 31, 2022, the Company had recorded a net deferred tax asset of $5.3 million, consisting of gross deferred tax assets of $16.9 million and gross deferred tax liabilities of $11.6 million, within prepaid expenses and other assets, net on the Consolidated Balance Sheet. As of December 31, 2021, the Company had recorded a net deferred tax liability of $0.7 million, consisting of gross deferred tax assets of $6.1 million and deferred tax liabilities of $6.8 million, within accounts payable, accrued liabilties and other on the Consolidated Balance Sheet. Significant components of the Company’s deferred tax assets and liabilities relate to depreciation and amortization, unrealized gains and losses on non-real estate investments and net operating loss carryforwards. As of December 31, 2022, the Company had not recorded a valuation allowance against its deferred tax assets. As of December 31, 2021, the Company had recorded a valuation allowance of $1.2 million against its deferred tax assets.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2022, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2018. The Company has assessed its tax positions for all open years, which as of December 31, 2022 included 2019 to 2021 for Federal purposes and 2018 to 2021 for state purposes, and concluded that there are no material uncertainties to be recognized.

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

The following table summarizes the Quixote Acquisition Date fair value of the consideration transferred in connection with the acquisition:

Cash	$199,098
Seller note	160,000
Total consideration	$359,098

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Quixote Acquisition Date, which are provisional measurements and subject to change:

Cash and cash equivalents	$5,780
Accounts receivable	7,238
Prepaid expenses and other assets	3,788
Investment in real estate(1)	47,741
Non-real estate property, plant and equipment	65,939
Intangible assets	76,900
Operating lease right-of-use assets	106,115
Total assets acquired	313,501

Accounts payable, accrued liabilities and other	$12,700
Operating lease liabilities	95,112
Total liabilities assumed	107,812

Net identifiable assets acquired	$205,689
Goodwill	153,409
NET ASSETS ACQUIRED	$359,098
_____________
1.Represents leasehold improvements related to Quixote’s leasehold interests in studio properties.

Of the $76.9 million of intangible assets acquired as part of the Quixote acquisition, $28.6 million was assigned to the registered trade name, which is not subject to amortization. The remaining $48.3 million of acquired intangible assets includes customer relationships of $45.4 million (seven-year useful life) and non-compete agreements of $2.9 million (five-year weighted-average useful life). The finite-lived intangible assets are subject to a weighted-average useful life of approximately seven years.

Goodwill of $153.4 million for the Quixote acquisition was recognized in connection with the transaction. The goodwill recognized is attributable to expected synergies and the assembled workforce of Quixote. The goodwill has been allocated to the studio reporting unit. Goodwill is deductible for tax purposes and, as a result, deferred taxes have been recorded.

During the year ended December 31, 2022, the Company recognized acquisition-related costs of $8.7 million for the Quixote acquisition. These costs are included in transaction-related expenses on the Consolidated Statement of Operations.

The amounts of revenue and loss from operations of Quixote included in the Company’s Consolidated Statement of Operations from the Quixote Acquisition Date to December 31, 2022 are as follows:

Revenue	$33,200
Loss from operations	$(5,290)

The following represents the pro forma Consolidated Statements of Operations as if the results of operations of Quixote had been included in the consolidated results of the Company for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue	$1,090,857	$982,985
Net (loss) income	$(17,715)	$38,508

The amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Quixote to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2021.

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

The terms of the Zio securities purchase agreement require the Company to pay up to $35.0 million of additional consideration (the “earnout”) to the business’s former shareholders, subject to certain performance thresholds being met, of which $15.0 million has been paid through December 31, 2022. As of December 31, 2022, the fair value of the remaining earnout liability was $9.3 million.

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

Of the $41.7 million of intangible assets acquired as part of the Zio acquisition, $8.5 million was assigned to the registered trade name, which is not subject to amortization. The remaining $33.2 million of acquired intangible assets includes customer relationships of $30.0 million (seven-year useful life) and non-compete agreements of $3.0 million (five-year weighted-average useful life). The finite-lived intangible assets are subject to a weighted-average useful life of approximately seven years.

Of the $33.5 million of intangible assets acquired as part of the Star Waggons acquisition, $8.6 million was assigned to the registered trade name, which is not subject to amortization. The remaining $24.9 million of acquired intangible assets includes customer relationships valued at $22.5 million (seven-year useful life) and non-compete agreements valued at $2.3 million (five-year weighted-average useful life). The finite-lived intangible assets are subject to a weighted-average useful life of approximately seven years.

Goodwill of $70.6 million and $30.1 million for the Zio and Star Waggons acquisitions, respectively, was recognized on the respective Acquisition Dates. The goodwill recognized is attributable to the expected synergies and the assembled workforce of Zio and Star Waggons. The goodwill has been allocated to the studio services reporting unit. Goodwill is deductible for tax purposes and as a result, deferred taxes have been recorded. As of December 31, 2022, there were no changes in the recognized amounts of goodwill resulting from these acquisitions.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

During the year ended December 31, 2021, the Company recognized acquisition-related costs of $3.4 million and $2.4 million for the Zio and Star Waggons acquisitions, respectively. These costs are included in transaction-related expenses on the Consolidated Statement of Operations.

The amounts of revenue and income from operations of Zio and Star Waggons included in the Company’s Consolidated Statements of Operations from each respective Acquisition Date to December 31, 2021 are as follows:

	Zio	Star Waggons
Revenue	$11,419	$9,651
Income from operations	$2,395	$2,947

The following represents the pro forma Consolidated Statements of Operations as if the results of operations of Zio and Star Waggons had been included in the consolidated results of the Company for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue	$933,229	$830,463
Net income	$38,884	$8,159

The amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Zio and
Star Waggons to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2020.

4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	December 31, 2022	December 31, 2021
Land	$1,397,714	$1,313,385
Building and improvements	6,273,655	6,241,254
Tenant and leasehold improvements	868,193	786,991
Furniture and fixtures	9,639	14,020
Property under development	167,371	5,827
INVESTMENT IN REAL ESTATE, AT COST	$8,716,572	$8,361,477

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

The following table represents the Company’s final purchase price accounting for the asset acquisitions completed in

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
2022:

	Washington 1000	Sunset Gower Studios Land	5801 Bobby Foster Road
TOTAL ACQUISITION COST(1)	$86,313	$22,156	$8,457

Relative fair value allocation
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

The following table represents the Company’s final purchase price accounting for the 5th & Bell acquisition:

TOTAL ACQUISITION COST(1)	$118,907

Relative fair value allocation
Investment in real estate	$102,939
Deferred leasing costs and in-place lease intangibles(2)(3)	10,443
Below-market ground leases(2)(3)	10,844
Below-market leases(3)(4)	(5,319)
TOTAL	$118,907
_____________
1.Includes capitalized transaction-related expenses.
2.Included in deferred leasing costs and intangible assets, net on the Consolidated Balance Sheet.
3.The weighted-average amortization period of these intangible assets and liabilities is 9.4 years (before any renewal or extension options).
4.Included in intangible liabilities, net on the Consolidated Balance Sheet.

Impairment of Long-Lived Assets

During the years ended December 31, 2022 and 2021, the Company recorded $13.0 million and $2.8 million, respectively, of impairment charges related to the tangible assets of its Del Amo office property due to a reduction in the estimated fair value of the property. The estimated fair values of $2.8 million and $17.4 million as of the respective measurement dates were based on the sales price and the then-estimated sales price of the property, respectively. These fair value measurements are classified within Level 2 of the fair value hierarchy. The property was sold in August 2022.

During the year ended December 31, 2022, the Company recorded $1.5 million of impairment charges related to the tangible assets of its Northview Center office property due to a reduction in the estimated fair value of the property. The property was sold in August 2022. The estimated fair value of $46.0 million was based on the sales price of the property, which is classified within Level 2 of the fair value hierarchy.

During the year ended December 31, 2022, the Company recorded $3.1 million of impairment charges related to the tangible assets of its 6922 Hollywood office property due to a reduction in the estimated fair value of the property. The property was sold in October 2022. The estimated fair value of $96.0 million was based on the sales price of the property, which is classified within Level 2 of the fair value hierarchy.

The Company did not record any impairment charges during the year ended December 31, 2020.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Dispositions of Real Estate

The following table summarizes information on dispositions completed during the year ended December 31, 2022. The Company did not complete any dispositions related to consolidated entities during the years ended December 31, 2021 and 2020.

Property	Segment	Date of Disposition	Square Feet	Sales Price(1) (in millions)
Del Amo	Office	8/5/2022	113,000	$2.8
Northview	Office	8/30/2022	179,985	46.0
6922 Hollywood	Office	10/20/2022	205,189	96.0
TOTAL DISPOSITIONS IN 2022			498,174	$144.8
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.

These properties were considered non-strategic to the Company’s portfolio. The disposition of these properties resulted in a loss of $2.2 million for the year ended December 31, 2022. This amount is included in the loss on sale of real estate line item on the Consolidated Statement of Operations.

Held for Sale

The Company had one and four properties classified as held for sale as of December 31, 2022 and December 31, 2021, respectively. The properties were identified as non-strategic assets to the Company’s portfolio. The following table summarizes information on properties classified as held for sale as of December 31, 2022 and 2021:

Property	Segment	Submarket	Square Feet	Status as of December 31, 2022	Status as of December 31, 2021
Skyway Landing	Office	Redwood Shores	246,997	Held for Sale(1)	Held for Sale
Del Amo	Office	Torrance	113,000	Sold	Held for Sale
Northview	Office	Lynnwood	179,985	Sold	Held for Sale
6922 Hollywood	Office	Hollywood	205,189	Sold	Held for Sale
_____________
1.The property was sold on February 6, 2023 for $102.0 million before certain credits, prorations and closing costs.

The following table summarizes the components of assets and liabilities associated with real estate held for sale as of December 31, 2022:

Skyway Landing
ASSETS
Investment in real estate, net	$92,148
Accounts receivable, net	112
Straight-line rent receivables, net	460
Deferred leasing costs and intangible assets, net	501
Prepaid expenses and other assets, net	17
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$93,238

LIABILITIES
Accounts payable, accrued liabilities and other	$400
Security deposits and prepaid rent	265
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$665

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the components of assets and liabilities associated with real estate held for sale as of December 31, 2021:

	Northview Center	Skyway Landing	Del Amo	6922 Hollywood
ASSETS
Investment in real estate, net	$40,338	$89,873	$15,213	$91,353
Accounts receivable, net	95	142	—	103
Straight-line rent receivables, net	901	1,659	—	4,714
Deferred leasing costs and intangible assets, net	751	450	2,742	1,999
Prepaid expenses and other assets, net	—	—	—	187
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$42,085	$92,124	$17,955	$98,356

LIABILITIES
Accounts payable, accrued liabilities and other	$184	$273	$12	$1,372
Intangible liabilities, net	—	—	—	96
Security deposits and prepaid rent	395	1,205	—	361
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$579	$1,478	$12	$1,829

5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	December 31, 2022	December 31, 2021
Trailers	$68,973	$35,181
Production equipment	36,019	—
Trucks and other vehicles	20,306	12,204
Leasehold improvements	16,993	15,267
Furniture, fixtures and equipment	5,849	4,592
Other equipment	5,693	4,605
Non-real estate property, plant and equipment, at cost	153,833	71,849
Accumulated depreciation	(23,544)	(13,380)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$130,289	$58,469

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. See Note 2 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the years ended December 31, 2022, 2021 and 2020.

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
3.The Company has provided various guarantees for the joint venture’s construction loan, including a completion guarantee, equity guarantee and recourse carve-out guarantee.
4.The Company has guaranteed the joint venture’s outstanding indebtedness in the amount of $98.1 million.

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

The Company held ownership interests in other immaterial joint ventures in the total of $0.1 million as of December 31, 2022 and 2021, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	December 31, 2022	December 31, 2021
ASSETS
Investment in real estate, net	$1,093,448	$1,048,593
Other assets	62,870	57,232
TOTAL ASSETS	1,156,318	1,105,825

LIABILITIES
Secured debt, net	527,985	516,153
Other liabilities	49,027	40,307
TOTAL LIABILITIES	577,012	556,460

Company’s capital(1)	170,656	148,914
Partner's capital	408,650	400,451
TOTAL CAPITAL	579,306	549,365

TOTAL LIABILITIES AND CAPITAL	$1,156,318	$1,105,825
_____________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the income from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Year Ended December 31,
	2022	2021	2020
TOTAL REVENUES	$83,441	$80,901	$69,592

TOTAL EXPENSES	(78,083)	(70,934)	(65,983)

NET INCOME	$5,358	$9,967	$3,609

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	December 31, 2022	December 31, 2021
Deferred leasing costs and in-place lease intangibles	$328,617	$331,149
Accumulated amortization	(141,353)	(126,423)
Deferred leasing costs and in-place lease intangibles, net	187,264	204,726
Below-market ground leases	79,562	79,562
Accumulated amortization	(17,979)	(15,233)
Below-market ground leases, net	61,583	64,329
Above-market leases	724	1,334
Accumulated amortization	(324)	(782)
Above-market leases, net	400	552
Customer relationships	97,900	52,500
Accumulated amortization	(12,346)	(2,684)
Customer relationships, net	85,554	49,816
Non-competition agreements	8,200	5,300
Accumulated amortization	(1,632)	(379)
Non-competition agreements, net	6,568	4,921
Trade name	37,200	17,100
Parking easement	15,273	—
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$393,842	$341,444

Below-market leases	$59,540	$75,827
Accumulated amortization	(26,195)	(34,326)
Below-market leases, net	33,345	41,501
Above-market ground leases	1,095	1,095
Accumulated amortization	(349)	(306)
Above-market ground leases, net	746	789
INTANGIBLE LIABILITIES, NET	$34,091	$42,290

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	For the Year Ended December 31,
	2022	2021	2020
Deferred leasing costs and in-place lease intangibles(1)	$(40,171)	$(45,128)	$(41,334)
Below-market ground leases(2)	$(2,775)	$(2,410)	$(2,395)
Above-market leases(3)	$(124)	$(617)	$(874)
Customer relationships(1)	$(9,662)	$(2,684)	$—
Non-competition agreements(1)	$(1,253)	$(379)	$—
Below-market leases(3)	$8,156	$12,032	$10,509
Above-market ground leases(2)	$43	$43	$43
_____________
1.Amortization is recorded in depreciation and amortization expenses, except for amortization of lease incentive costs which is recorded in office rental revenues on the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses on the Consolidated Statements of Operations.
3.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s estimated future amortization of deferred leasing costs and intangibles as of December 31, 2022:

For the Year Ended December 31,	Deferred Leasing Costs and In-place Lease Intangibles	Below-market Ground Leases	Above-market Leases	Customer relationships	Non-competition agreements	Below-market Leases	Above-market Ground Leases
2023	$(34,732)	$(2,752)	$(62)	$(13,986)	$(1,640)	$6,277	$43
2024	(27,792)	(2,752)	(57)	(13,986)	(1,640)	5,098	43
2025	(21,581)	(2,752)	(48)	(13,986)	(1,640)	4,137	43
2026	(18,339)	(2,752)	(43)	(13,986)	(1,237)	3,961	43
2027	(15,562)	(2,752)	(43)	(13,986)	(411)	3,893	43
Thereafter	(69,258)	(47,823)	(147)	(15,624)	—	9,979	531
TOTAL	$(187,264)	$(61,583)	$(400)	$(85,554)	$(6,568)	$33,345	$746

During the year ended December 31, 2022, the Company recognized an $8.5 million impairment of the Zio trade name within impairment loss on the Consolidated Statement of Operations. The impairment is related to the announced rebranding and integration of Zio into the Company’s existing Sunset Studios platform, after which the Company will no longer use the Zio trade name.

During the year ended December 31, 2022, the Company recognized an impairment loss of $2.4 million related to the below-market ground lease at its Del Amo office property. During the year ended December 31, 2021, the Company recognized an impairment loss of $0.4 million related to the below-market ground lease at its Del Amo office property. See Note 4 for details. The losses are recorded within impairment loss on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
8. Debt

The following table sets forth information with respect to our outstanding indebtedness:

	December 31, 2022	December 31, 2021	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)(5)	$385,000	$125,000	SOFR + 1.15% to 1.60%	12/21/2026	(6)
Series A notes(7)	110,000	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(8)	350,000	—	5.95%	2/15/2028
Total unsecured debt	2,660,000	2,050,000

Secured debt
Hollywood Media Portfolio	1,100,000	1,100,000	LIBOR + 0.99%	8/9/2026	(9)
Acquired Hollywood Media Portfolio debt	(209,814)	(209,814)	LIBOR + 1.55%	8/9/2026	(9)
Hollywood Media Portfolio, net(10)(11)	890,186	890,186
One Westside and 10850 Pico(12)	316,602	241,388	SOFR + 1.60%	12/18/2024	(13)
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(14)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(15)	101,000	101,000	3.38%	11/6/2028
Quixote	160,000	—	5.00%	12/31/2023
Total secured debt	1,950,088	1,714,874
Total unsecured and secured debt	4,610,088	3,764,874
Unamortized deferred financing costs/loan discounts(16)	(24,226)	(30,971)
TOTAL UNSECURED AND SECURED DEBT, NET	$4,585,862	$3,733,903

IN-SUBSTANCE DEFEASED DEBT	$—	$128,212	4.47%	10/1/2022

JOINT VENTURE PARTNER DEBT (17)	$66,136	$66,136	4.50%	10/9/2032	(18)
_____________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2022, which may be different than the interest rates as of December 31, 2021 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of December 31, 2022, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.30%.
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
5.On February 6, 2023, the Company made a $102.0 million repayment on this facility.
6.Includes the option to extend the initial maturity date of December 21, 2025 twice for an additional six-month term each.
7.On January 3, 2023, the Company repaid the Series A notes in full.
8.An amount equal to the net proceeds from the 5.95% registered senior notes has been allocated to new or existing eligible green projects.
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
11.The interest on the full principal amount has been effectively capped at 4.49% (3.50% strike rate + 0.99% spread) per annum through the use of an interest rate cap.
12.The Company owns 75% of the ownership interests in the joint venture that owns the One Westside and 10850 Pico properties. The full amount of the loan is shown. The Company has the ability to draw up to $414.6 million under the construction loan secured by the One Westside and 10850 Pico properties.
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

Current Year Activity

During the year ended December 31, 2022, there were $260.0 million in borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

In July 2022, the Company repaid its in-substance defeased debt in the amount of $126.4 million using the proceeds from the maturity of its U.S. Government securities in June 2022.

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

In September 2022, the operating partnership completed an underwritten public offering of $350.0 million of 5.95% registered senior notes due in 2028, which were issued at a discount of 99.614% of par and are fully and unconditionally guaranteed by the Company. The net proceeds from the offering, after deducting the underwriting discount and commissions, were approximately $346.5 million and were used to repay outstanding borrowings under its unsecured revolving credit facility. An amount equal to the net proceeds has been allocated to new or existing eligible green projects.

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

In November 2022, the Company modified the existing loan agreement secured by its One Westside property, whereby the LIBOR-based floating interest rate was replaced with a term SOFR-based floating interest rate. The Company applied the relief provisions of ASC 848 and accounted for this modification as a continuation of the existing loan agreement.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of December 31, 2022:

For the Year Ended December 31,	Unsecured and Secured Debt	Joint Venture Partner Debt
2023	$320,000	$—
2024	316,602	—
2025	741,300	—
2026	1,425,186	—
2027	456,000	—
Thereafter	1,351,000	66,136
TOTAL	$4,610,088	$66,136

Unsecured Debt

Credit Facility

The operating partnership continues to be the borrower under its credit facility agreement, and the Company and all subsidiaries that own unencumbered properties will continue to provide guarantees unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guarantees are not required except under limited circumstances. As of December 31, 2022, the Company’s S&P and Moody’s ratings were BBB- and Baa3, respectively.

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

The following table summarizes existing covenants and their covenant levels as of December 31, 2022 related to our unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	44.2%
Unsecured indebtedness to unencumbered asset value	≤ 60%	46.3%
Adjusted EBITDA to fixed charges	≥ 1.5x	3.0x
Secured indebtedness to total asset value	≤ 45%	19.7%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.6x

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes existing covenants and their covenant levels related to our registered senior notes as of December 31, 2022:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	47.6%
Total unencumbered assets to unsecured debt	≥ 150%	220.2%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	3.0x
Secured debt to total assets	≤ 45%	20.7%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of December 31, 2022.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company guarantees the operating partnership’s unsecured debt.

Interest Expense

The following table represents a reconciliation from gross interest expense to interest expense on the Consolidated Statements of Operations:

	Year Ended December 31,
	2022	2021	2020
Gross interest expense(1)	$154,038	$133,165	$126,447
Capitalized interest	(18,031)	(21,689)	(19,509)
Amortization of deferred financing costs and loan discount, net	13,894	10,463	6,885
INTEREST EXPENSE	$149,901	$121,939	$113,823
_________________
1.Includes interest on the Company’s debt and hedging activities.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of December 31, 2022 and December 31, 2021:

Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Interest Rate Range(1)		Fair Value Assets/(Liabilities)
					Low	High	2022	2021
Interest rate swaps
Hollywood Media Portfolio(2)(3)	2	$350,000	April 2015	April 2022	2.96%	3.46%	$—	$(1,413)
Hollywood Media Portfolio(2)(3)	1	125,000	June 2016	November 2022	2.63%	3.13%	—	(1,122)
Interest rate cap					Strike Rate
Hollywood Media Portfolio(4)	1	1,100,000	August 2021	August 2023	3.50%		9,292	368
TOTAL							$9,292	$(2,167)
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
4.The interest rate cap was designated as an effective cash flow hedge for accounting purposes beginning in December 2022.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of December 31, 2022, the Company expects $12.0 thousand of unrealized gain included in accumulated other comprehensive loss will be reclassified as a reduction to interest expense in the next 12 months.

10. U.S. Government Securities

The acquisition of the One Westside and 10850 Pico properties in 2018 included the assumption of debt that was, in substance, defeased through the purchase of U.S. Government-backed securities. The securities were held to maturity and were carried at amortized cost on the Consolidated Balance Sheet. The remaining securities matured during the year ended December 31, 2022, resulting in a balance of $0 as of December 31, 2022, as compared to a balance of $129.3 million as of December 31, 2021.

11. Future Minimum Rents and Lease Payments
The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2023 to 2040.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of December 31, 2022:

For the Year Ended December 31,	Non-cancellable	Subject to Early Termination Options	Total(1)
2023	$637,662	$1,019	$638,681
2024	592,404	3,737	596,141
2025	453,932	38,572	492,504
2026	391,510	47,659	439,169
2027	325,477	54,287	379,764
Thereafter	1,170,616	121,205	1,291,821
TOTAL	$3,571,601	$266,479	$3,838,080
_____________
1.Excludes rents under leases at the Company’s studio properties with terms of one year or less.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 12 ground leases, 10 sound stage leases, six office leases and 17 other leases as of December 31, 2022. The Company’s operating lease obligations have expiration dates ranging from 2023 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of December 31, 2022, the present value of the remaining contractual payments of $745.4 million under the Company’s operating lease agreements was $399.8 million. The corresponding operating lease right-of-use assets amounted to $401.1 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of December 31, 2022:

For the Year Ended December 31,	Lease Payments(1)
2023	$39,054
2024	39,261
2025	39,485
2026	37,879
2027	35,184
Thereafter	554,525
Total operating lease payments	745,388
Less: interest portion	(345,587)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$399,801
_____________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	For the Year Ended December 31,
	2022	2021	2020
Variable rental expense	$9,854	$10,405	$8,944
Minimum rental expense	$31,003	$21,482	$19,964

12. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$9,292	$—	$9,292	$—	$368	$—	$368
Interest rate derivative liabilities(2)	$—	$—	$—	$—	$—	$(2,535)	$—	$(2,535)
Non-real estate investments measured at fair value(1)	$544	$—	$—	$544	$1,915	$1,568	$—	$3,483
Stock purchase warrant(1)	$—	$95	$—	$95	$—	$1,664	$—	$1,664
Earnout liability(2)(3)	$—	$—	$(9,300)	$(9,300)	$—	$—	$(11,383)	$(11,383)
Non-real estate investments measured at NAV(1)(4)	$—	$—	$—	$46,785	$—	$—	$—	$27,964
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

Level 1 items include investments in the common stock of publicly traded companies, which are valued on a quarterly basis using the closing stock price. Level 2 items include interest rate derivatives, which are valued on a quarterly basis using a linear regression model, as well as investments in preferred stock and warrants of a publicly traded company, which are valued on a quarterly basis using the closing stock price and a Black-Scholes model, respectively. Level 3 items include the earnout liability, which is valued on a quarterly basis using a probability-weighted discounted cash flow model. Inputs to the model include the discount rate and probability-weighted earnout payments based on a Monte Carlo simulation with one million trials. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values.

The following table summarizes changes in the carrying amount of the earnout liability during the year ended December 31, 2022:

Balance, December 31, 2021	$(11,383)
Partial settlement	3,840
Remeasurement to fair value	(1,757)
Balance, December 31, 2022	$(9,300)

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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
U.S. Government securities	$—	$—	$129,321	$130,910
Liabilities
Unsecured debt(1)	$2,660,000	$2,364,871	$2,050,000	$2,154,908
Secured debt(1)	$1,950,088	$1,927,297	$1,714,874	$1,713,726
In-substance defeased debt	$—	$—	$128,212	$128,361
Joint venture partner debt	$66,136	$60,327	$66,136	$69,116
_____________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

13. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of December 31, 2022, 7.1 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units, and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $9.73.

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

The Board awards time-based restricted shares or time-based operating partnership performance units to certain employees on an annual basis as part of the employees’ annual compensation. These time-based awards are generally issued in the first or fourth quarter and vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain awards are subject to a mandatory holding period upon vesting if the grantee is an executive officer. Lastly, certain employees elect to receive operating partnership performance units in lieu of their annual cash bonus. These awards are generally issued in the first or fourth quarter and are fully-vested upon their issuance.

Beginning in 2020, the Compensation Committee of the Board (“Compensation Committee”) adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Under the PSU Plan, the Compensation Committee awards restricted stock units or performance units in the operating partnership to certain employees. PSU Plan grants consist of two portions. A portion of each award, the Relative Total Shareholder Return (“TSR”) Performance Unit, is eligible to vest based on the achievement of the Company’s TSR compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period, with the vesting percentage subject to certain percentage targets. The remaining portion of each award, the Operational Performance Unit, becomes eligible to vest based on the achievement of operational performance metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of absolute TSR goals over a three-year performance period by applying the applicable vesting percentages. Certain of the awards granted under the PSU Plan are subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

Time-Based Awards

The stock-based compensation is valued based on the quoted closing price of the Company’s common stock on the applicable grant date and discounted for any hold restrictions in accordance with ASC 718. The stock-based compensation is amortized through the final vesting period on a straight-line basis. Forfeitures of awards are recognized as they occur.

Performance-Based Awards

PSU Plan

The following table outlines key components of the 2022 PSU Plan:

	Operational Performance Unit	Relative TSR Performance Unit
Maximum bonus pool, in millions	$15.0	$15.0
Performance period	1/1/2022 to 12/31/2022	1/1/2022 to 12/31/2024

The following table outlines key components of the 2021 PSU Plan:

	Operational Performance Unit	Relative TSR Performance Unit
Maximum bonus pool, in millions	$16.7	$16.7
Performance period	1/1/2021 to 12/31/2021	1/1/2021 to 12/31/2023

The following table outlines key components of the 2020 PSU Plan:

	Operational Performance Unit	Relative TSR Performance Unit
Maximum bonus pool, in millions	$14.9	$14.9
Performance period	1/1/2020 to 12/31/2020	1/1/2020 to 12/31/2022

The stock-based compensation cost of the 2022, 2021 and 2020 PSU Plans was valued in accordance with ASC 718 utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The per unit fair value of the 2022, 2021 and 2020 PSU awards granted was estimated on the date of grant using the following assumptions in the Monte Carlo simulation:

	2022	2021	2020
Expected price volatility for the Company	43.00%	41.00%	17.00%
Expected price volatility for the particular REIT index	33.00%	31.00%	14.00%
Risk-free rate	1.72%	0.17%	1.66%
Dividend yield	3.60%	3.50%	2.80%

Summary of Unvested Share Activity

The following table summarizes the activity and status of all unvested stock awards:

	2022		2021		2020
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1	507,534	$25.17	442,645	$27.44	459,784	$33.67
Granted	50,915	20.15	276,800	23.90	404,779	24.70
Vested	(234,741)	26.81	(203,329)	28.33	(420,970)	31.61
Canceled	(13,871)	24.42	(8,582)	26.21	(948)	29.91
Unvested at December 31	309,837	$23.14	507,534	$25.17	442,645	$27.44

The following table summarizes the activity and status of all unvested time-based restricted operating partnership performance units:

	2022		2021		2020
	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1	681,394	$24.91	771,432	$27.08	608,679	$32.70
Granted	25,206	11.98	355,551	24.68	571,978	23.49
Vested	(348,944)	26.42	(349,804)	29.85	(409,225)	30.42
Canceled	—	—	(95,785)	23.49	—	—
Unvested at December 31	357,656	$22.53	681,394	$24.91	771,432	$27.08

Share-based Compensation Recorded

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	For the Year Ended December 31,
	2022	2021	2020
Expensed stock compensation(1)	$24,296	$21,163	$22,723
Capitalized stock compensation(2)	3,354	3,524	3,306
Total stock compensation(3)	$27,650	$24,687	$26,029
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

As of December 31, 2022, total unrecognized compensation cost related to unvested share-based payments was $29.9 million. It is expected to be recognized over a weighted-average period of two years.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
14. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the years ended December 31, 2022, 2021 and 2020, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net (loss) income available to common stockholders:

	For the Year Ended December 31,
	2022	2021	2020
Numerator:
Basic and diluted net (loss) income available to common stockholders	$(56,499)	$6,064	$383
Denominator:
Basic weighted average common shares outstanding	143,732,433	151,618,282	153,126,027
Effect of dilutive instruments(1)	—	325,078	42,998
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	143,732,433	151,943,360	153,169,025
Basic earnings per common share	$(0.39)	$0.04	$0.00
Diluted earnings per common share	$(0.39)	$0.04	$0.00
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

    Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the years ended December 31, 2022, 2021 and 2020, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net (loss) income available to common unitholders:

	For the Year Ended December 31,
	2022	2021	2020
Numerator:
Basic and diluted net (loss) income available to common unitholders	$(57,208)	$6,125	$393
Denominator:
Basic weighted average common units outstanding	145,580,928	153,007,287	154,040,775
Effect of dilutive instruments(1)	—	325,078	42,998
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	145,580,928	153,332,365	154,083,773
Basic earnings per common unit	$(0.39)	$0.04	$0.00
Diluted earnings per common unit	$(0.39)	$0.04	$0.00
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

15. Redeemable Non-Controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of December 31, 2022 and 2021, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Series A Redeemable Preferred Units	Consolidated Entities
Balance at December 31, 2021	$9,815	$129,449
Contributions	—	575
Distributions	—	(16)
Declared dividend	(612)	—
Net income (loss)	612	(4,964)
BALANCE AT DECEMBER 31, 2022	$9,815	$125,044

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
16. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive income (loss) (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total AOCI
Balance at January 1, 2020	$(2,391)	$1,830	$(561)
Unrealized (loss) gain recognized in AOCI	(14,407)	1,415	(12,992)
Reclassification from AOCI into income	5,420	—	5,420
Net change in AOCI	(8,987)	1,415	(7,572)
Balance at December 31, 2020	(11,378)	3,245	(8,133)
Unrealized gain (loss) recognized in AOCI	169	(1,049)	(880)
Reclassification from AOCI into income	7,252	—	7,252
Net change in AOCI	7,421	(1,049)	6,372
Balance at December 31, 2021	(3,957)	2,196	(1,761)
Unrealized gain (loss) recognized in AOCI	612	(12,188)	(11,576)
Reclassification from AOCI into income	2,065	—	2,065
Net change in AOCI	2,677	(12,188)	(9,511)
Balance at December 31, 2022	$(1,280)	$(9,992)	$(11,272)

The table below presents the activity related to Hudson Pacific Properties, LP’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total AOCI
Balance at January 1, 2020	$(2,458)	$1,845	$(613)
Unrealized (loss) gain recognized in AOCI	(14,471)	1,394	(13,077)
Reclassification from AOCI into income	5,444	—	5,444
Net change in AOCI	(9,027)	1,394	(7,633)
Balance at December 31, 2020	(11,485)	3,239	(8,246)
Unrealized gain (loss) recognized in AOCI	171	(1,064)	(893)
Reclassification from AOCI into income	7,360	—	7,360
Net change in AOCI	7,531	(1,064)	6,467
Balance at December 31, 2021	(3,954)	2,175	(1,779)
Unrealized gain (loss) recognized in AOCI	597	(12,375)	(11,778)
Reclassification from AOCI into income	2,097	—	2,097
Net change in AOCI	2,694	(12,375)	(9,681)
Balance at December 31, 2022	$(1,260)	$(10,200)	$(11,460)

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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	December 31, 2022	December 31, 2021	December 31, 2020
Company-owned common units in the operating partnership	141,054,478	151,124,543	151,401,365
Company’s ownership interest percentage	98.5%	98.8%	99.1%
Non-controlling common units in the operating partnership(1)	2,191,842	1,842,898	1,321,083
Non-controlling ownership interest percentage	1.5%	1.2%	0.9%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of December 31, 2022, this amount represents both common units and performance units of 550,969 and 1,640,873, respectively. As of December 31, 2021, this amount represents both common units and performance units of 550,969 and 1,291,929, respectively. As of December 31, 2020, this amount represents both common units and performance units of 550,969 and 770,114, respectively.

During the years ended December 31, 2022, 2021 and 2020, 348,944, 521,815 and 409,225 performance units, respectively, were granted and vested related to various performance-based awards to our employees and directors.

Common Stock Activity

The Company has not completed any common stock offerings during the years ended December 31, 2022, 2021 and 2020.

The Company’s ATM program permits sales of up to $125.0 million of common stock. A cumulative total of $65.8 million has been sold as of December 31, 2022. The Company utilized the ATM program during the year ended December 31, 2021 and sold 1,526,163 shares of common stock at sale prices ranging from $29.53 to $30.17 per share for total proceeds of $45.7 million, before transaction costs. The Company did not utilize the ATM program during the years ended December 31, 2022 and 2020.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million of its common stock under the share repurchase program. During the year ended December 31, 2022, the Company repurchased 2.1 million shares at a weighted average price of $17.65 per share for $37.2 million, before transaction costs. During the year ended December 31, 2021, the Company repurchased 1.9 million shares at a weighted average price of $23.82 per share for $46.1 million, before transaction costs. During the year ended December 31, 2020, the Company repurchased 3.5 million shares at a weighted average price of $23.00 per share for $80.1 million, before transaction costs. Since the commencement of the program through December 31, 2022, a cumulative total of $213.4 million had been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
On February 25, 2022, the Company entered into a collared ASR agreement to purchase $100 million of its outstanding common stock. During the year ended December 31, 2022, the Company made an initial payment of $100 million and received an initial delivery of approximately 3.3 million shares of common stock based on an estimated cap price calculated using the daily volume-weighted average price during an initial hedge period. Final settlement of the agreement occurred during the third quarter 2022, resulting in the receipt of an additional 0.7 million shares of common stock based on a floor price of $25.35.

At the conclusion of the ASR program in July 2022, a total of 8.1 million shares had been repurchased at an average price of $24.60.

Series C Cumulative Redeemable Preferred Stock

Series C cumulative redeemable preferred stock relates to the 17,000,000 shares of our Series C preferred stock, $0.01 par value per share. Holders of Series C preferred stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 4.750% per annum of the $25.00 per share, equivalent to $1.1875 per annum per share. Dividends are payable quarterly in arrears on or about the last day of December, March, June and September of each year. In addition to other preferential rights, the holders of Series C preferred stock are entitled to receive the liquidation preference, which is $25.00 per share, before the holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company’s affairs. Generally, shares of Series C preferred stock are not redeemable by the Company prior to November 16, 2026. However, upon the occurrence of a change of control, holders of the Series C preferred stock will have the right, (unless the Company has elected to redeem the Series C preferred stock) to convert into a specified number of shares of common stock. A complete description of the Series C preferred stock is contained in the Articles Supplementary which is filed as Exhibit 3.7 to this Current Report on Form 10-K.

Dividends

The Board declares dividends on a quarterly basis and the Company pays the dividends during the quarters in which the dividends are declared. The following table summarizes dividends per share declared and paid for the periods presented:

	For the Year Ended December 31,
	2022	2021	2020
Common stock(1)	$1.00	$1.00	$1.00
Common units(1)	$1.00	$1.00	$1.00
Series A preferred units(1)	$1.5625	$1.5625	$1.5625
Series C preferred stock(2)	$1.3359	$—	$—
_________________
1.The fourth quarter 2022 dividends were paid on December 29, 2022 to shareholders and unitholders of record on December 19, 2022.
2.Dividends paid during the year ended December 31, 2022 include a $0.2968750 per share dividend declared and paid in each of the first, second, third and fourth quarters of 2022 and a $0.1484375 per share dividend declared during the fourth quarter of 2021.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The Company’s dividends related to its common stock will be classified for U.S. federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distribution Per Share	Total	Non-Qualified	Qualified	Capital Gain Distributions	Return of Capital
3/21/2022	3/31/2022	$0.250000	$0.107170	$0.107170	$0.000000	$0.000000	$0.142830
6/20/2022	6/30/2022	0.250000	0.107170	0.107170	0.000000	0.000000	0.142830
9/19/2022	9/29/2022	0.250000	0.107170	0.107170	0.000000	0.000000	0.142830
12/19/2022	12/29/2022	0.250000	0.107170	0.107170	0.000000	0.000000	0.142830
	TOTALS	$1.000000	$0.428680	$0.428680	$0.000000	$0.000000	$0.571320
		100.00%	42.87%			0.00%	57.13%

The Company’s dividends related to its 4.750% series C preferred stock will be classified for U.S. federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distribution Per Share	Total	Non-Qualified	Qualified	Capital Gain Distributions	Return of Capital
3/21/2022	3/31/2022	$0.445313	$0.445313	$0.445313	$0.000000	$0.000000	$0.000000
6/20/2022	6/30/2022	0.296875	0.296875	0.296875	0.000000	0.000000	0.000000
9/19/2022	9/29/2022	0.296875	0.296875	0.296875	0.000000	0.000000	0.000000
12/19/2022	12/29/2022	0.296875	0.296875	0.296875	0.000000	0.000000	0.000000
	TOTALS	$1.335938	$1.335938	$1.335938	$0.000000	$0.000000	$0.000000
		100.00%	100.00%			0.00%	0.00%

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

The table below presents the operating activity of the Company’s reportable segments:

	Year Ended December 31,
	2022	2021	2020
Office segment
Office revenues	$852,700	$795,370	$735,919
Office expenses	(308,668)	(280,334)	(262,199)
Office segment profit	544,032	515,036	473,720
Studio segment
Studio revenues	173,524	101,465	69,046
Studio expenses	(105,150)	(55,513)	(37,580)
Studio segment profit	68,374	45,952	31,466
TOTAL SEGMENT PROFIT	$612,406	$560,988	$505,186

Segment revenues	$1,026,224	$896,835	$804,965
Segment expenses	(413,818)	(335,847)	(299,779)
TOTAL SEGMENT PROFIT	$612,406	$560,988	$505,186

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below is a reconciliation of net (loss) income to total profit from all segments:

	Year Ended December 31,
	2022	2021	2020
NET (LOSS) INCOME	$(16,517)	$29,012	$16,430
General and administrative	79,501	71,346	77,882
Depreciation and amortization	373,219	343,614	299,682
Income from unconsolidated real estate entities	(943)	(1,822)	(736)
Fee income	(7,972)	(3,221)	(2,815)
Interest expense	149,901	121,939	113,823
Interest income	(2,340)	(3,794)	(4,089)
Management services reimbursement income—unconsolidated real estate entities	(4,163)	(1,132)	—
Management services expense—unconsolidated real estate entities	4,163	1,132	—
Transaction-related expenses	14,356	8,911	440
Unrealized loss (gain) on non-real estate investments	1,440	(16,571)	2,463
Loss on sale of real estate	2,164	—	—
Impairment loss	28,548	2,762	—
Loss on extinguishment of debt	—	6,259	2,654
Other (income) expense	(8,951)	2,553	(548)
TOTAL PROFIT FROM ALL SEGMENTS	$612,406	$560,988	$505,186

18. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $4.2 million, $1.1 million and $0, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations.

Hollywood Media Portfolio Debt

In August 2021, the consolidated joint venture that owns the Hollywood Media Portfolio refinanced the mortgage loan secured by the portfolio, increasing the borrowing capacity to $1.1 billion. In connection with this transaction, the Company purchased bonds comprising the loan in the amount of $209.8 million and concurrently redeemed bonds comprising the previous loan in the amount of $209.8 million.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of December 31, 2022, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $6.1 million and $6.2 million, respectively, as compared to right-of-use assets and lease liabilities of $7.3 million and $7.4 million, respectively, as of December 31, 2021. During the years ended December 31, 2022 and 2021, the Company recognized $1.0 million and $1.0 million, respectively, of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statements of Operations related to these leases. There was no rental expense recognized during the year ended December 31, 2020.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
19. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $48.0 million. As of December 31, 2022, the Company has contributed $33.2 million to these funds, net of recallable distributions, with $14.8 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2022, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of December 31, 2022, the Company had $3.9 million in outstanding letters of credit under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of December 31, 2022, the Company had $254.2 million in related commitments.

20. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest, net of capitalized interest	$133,869	$112,043	$103,099
Non-cash investing and financing activities
Note payable issued as consideration in a business combination	$160,000	$—	$—
Accounts payable and accrued liabilities for real estate investments	$150,408	$193,521	$136,959
Lease liabilities recorded in connection with right-of-use assets	$100,805	$26,824	$—
Ground lease remeasurement	$23,177	$—	$—
Earnout liability recognized as contingent consideration for business combination	$—	$11,383	$—
Series C preferred stock dividend accrual	$—	$2,281	$—

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest, net of capitalized interest	$133,869	$112,043	$103,099
Non-cash investing and financing activities
Note payable issued as consideration in a business combination	$160,000	$—	$—
Accounts payable and accrued liabilities for real estate investments	$150,408	$193,521	$136,959
Lease liabilities recorded in connection with right-of-use assets	$100,805	$26,824	$—
Ground lease remeasurement	$23,177	$—	$—
Earnout liability recognized as contingent consideration for business combination	$—	$11,383	$—
Series C preferred unit dividend accrual	$—	$2,281	$—

21. Subsequent Events

On January 3, 2023, the Company repaid its $110.0 million Series A notes in full.

On January 12, 2023, the Company entered into an interest rate swap agreement to fix SOFR at a rate of 3.75% effective as of February 1, 2023 through October 18, 2025 on $172.9 million of indebtedness, which amount corresponds to our pro rata share of the loan secured by the 1918 Eighth property.

On January 12, 2023, the Company entered into an interest rate swap agreement to fix SOFR at a rate of 3.31% effective as of August 15, 2023 through June 15, 2026 on $351.2 million of indebtedness, which amount corresponds to our pro rata share of the loan secured by the Hollywood Media Portfolio, net of the amount of such loan held by the Company.

On February 6, 2023, the Company sold its Skyway Landing property for $102.0 million before certain credits, prorations and closing costs. The proceeds were used to repay $102.0 million on the Company’s unsecured revolving credit facility.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2022
(In thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(1)		Year Acquired
Office
875 Howard, San Francisco Bay Area, CA	$—	$18,058	$41,046	$34,225	$18,058	$75,271	$93,329	$(27,487)	Various	2007
6040 Sunset, Los Angeles, CA(2)	1,100,000	6,599	27,187	30,493	6,599	57,680	64,279	(23,323)	2008	2008
ICON, Los Angeles, CA(2)	—	—	—	164,023	—	164,023	164,023	(32,911)	2017	2008
CUE, Los Angeles, CA(2)	—	—	—	49,573	—	49,573	49,573	(8,089)	2017	2008
EPIC, Los Angeles, CA(2)	—	10,606	—	215,489	10,606	215,489	226,095	(25,296)	2019	2008
1455 Market, San Francisco Bay Area, CA	—	41,226	34,990	106,171	41,226	141,161	182,387	(72,938)	1976	2010
Rincon Center, San Francisco Bay Area, CA	—	58,251	110,656	73,587	58,251	184,243	242,494	(55,427)	1940/1989	2010
10950 Washington, Los Angeles, CA	—	17,979	25,110	2,174	17,979	27,284	45,263	(8,309)	1957/1974	2010
604 Arizona, Los Angeles, CA	—	5,620	14,745	4,493	5,620	19,238	24,858	(6,673)	1950/2005	2011
275 Brannan, San Francisco Bay Area, CA	—	4,187	8,063	13,785	4,187	21,848	26,035	(10,271)	1905	2011
625 Second, San Francisco Bay Area, CA	—	10,744	42,650	5,983	10,744	48,633	59,377	(14,224)	1906/1999	2011
10900 Washington, Los Angeles, CA	—	1,400	1,200	248	1,400	1,448	2,848	(440)	1973	2012
901 Market, San Francisco Bay Area, CA	—	17,882	79,305	22,424	17,882	101,729	119,611	(29,069)	1912/1985	2012
Element LA, Los Angeles, CA	168,000	79,769	19,755	96,382	79,769	116,137	195,906	(29,075)	1949	2012 2013
3401 Exposition, Los Angeles, CA	—	14,120	11,319	12,160	14,120	23,479	37,599	(7,665)	1961	2013
505 First, Greater Seattle, WA	—	22,917	133,034	13,280	22,917	146,314	169,231	(34,708)	Various	2013
83 King, Greater Seattle, WA	—	12,982	51,403	12,434	12,982	63,837	76,819	(16,874)	Various	2013
Met Park North, Greater Seattle, WA	—	28,996	71,768	2,211	28,996	73,979	102,975	(21,333)	2000	2013
411 First, Greater Seattle, WA	—	27,684	29,824	25,201	27,684	55,025	82,709	(15,265)	Various	2014
450 Alaskan, Greater Seattle, WA	—	—	—	86,952	—	86,952	86,952	(14,484)	Various	2014
95 Jackson, Greater Seattle, WA	—	—	—	17,284	—	17,284	17,284	(2,552)	Various	2014
Palo Alto Square, San Francisco Bay Area, CA	—	—	326,033	48,799	—	374,832	374,832	(102,650)	1971	2015
3400 Hillview, San Francisco Bay Area, CA	—	—	159,641	(4,948)	—	154,693	154,693	(47,799)	1991	2015
Foothill Research Center, San Francisco Bay Area, CA	—	—	133,994	16,723	—	150,717	150,717	(53,489)	1991	2015
Page Mill Center, San Francisco Bay Area, CA	—	—	147,625	25,259	—	172,884	172,884	(49,358)	1970/2016	2015
Clocktower Square, San Francisco Bay Area, CA	—	—	93,949	17,221	—	111,170	111,170	(26,027)	1983	2015
3176 Porter, San Francisco Bay Area, CA	—	—	34,561	1,073	—	35,634	35,634	(10,910)	1991	2015
Towers at Shore Center, San Francisco Bay Area, CA	—	72,673	144,188	23,951	72,673	168,139	240,812	(44,268)	2001	2015

		Initial Costs		Costs Capitalized Subsequent to Acquisition	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(1)		Year Acquired
Skyway Landing, San Francisco Bay Area, CA	—	37,959	63,559	5,014	37,959	68,573	106,532	(14,384)	2001	2015
Shorebreeze, San Francisco Bay Area, CA	—	69,448	59,806	23,217	69,448	83,023	152,471	(20,525)	1985/1989	2015
555 Twin Dolphin, San Francisco Bay Area, CA	—	40,614	73,457	17,062	40,614	90,519	131,133	(20,038)	1989	2015
333 Twin Dolphin, San Francisco Bay Area, CA	—	36,441	64,892	20,418	36,441	85,310	121,751	(19,918)	1985	2015
Metro Center, San Francisco Bay Area, CA	—	—	313,683	65,028	—	378,711	378,711	(90,199)	Various	2015
Concourse, San Francisco Bay Area, CA	—	45,085	224,271	56,834	45,085	281,105	326,190	(66,571)	Various	2015
Gateway, San Francisco Bay Area, CA	—	33,117	121,217	54,749	33,117	175,966	209,083	(48,494)	Various	2015
Metro Plaza, San Francisco Bay Area, CA	—	16,038	106,156	67,792	16,038	173,948	189,986	(32,971)	1986	2015
1740 Technology, San Francisco Bay Area, CA	—	8,052	49,486	13,209	8,052	62,695	70,747	(12,550)	1985	2015
Skyport Plaza, San Francisco Bay Area, CA	—	29,033	153,844	6,132	29,033	159,976	189,009	(31,845)	2000/2001	2015
Techmart, San Francisco Bay Area, CA	—	—	66,660	21,335	—	87,995	87,995	(21,854)	1986	2015
Fourth & Traction, Los Angeles, CA	—	12,140	37,110	69,146	12,140	106,256	118,396	(23,767)	Various	2015
Maxwell, Los Angeles, CA	—	13,040	26,960	57,764	13,040	84,724	97,764	(14,493)	Various	2015
11601 Wilshire, Los Angeles, CA	—	28,978	321,273	62,801	28,978	384,074	413,052	(75,966)	1983	2016 2017
Hill7, Greater Seattle, WA	101,000	36,888	137,079	19,528	36,888	156,607	193,495	(34,045)	2015	2016
Page Mill Hill, San Francisco Bay Area, CA	—	—	131,402	13,058	—	144,460	144,460	(29,477)	1975	2016
Harlow, Los Angeles, CA	—	7,455	—	80,474	7,455	80,474	87,929	(4,517)	N/A	2017
One Westside, Los Angeles, CA(4)	316,602	110,438	35,011	362,729	110,438	397,740	508,178	(28,980)	1985	2018
10850 Pico, Los Angeles, CA(4)	—	34,682	16,313	5,998	34,682	22,311	56,993	(1,657)	1985	2018
Ferry Building, San Francisco Bay Area, CA(5)	—	—	268,292	33,224	—	301,516	301,516	(38,387)	1898/2003	2018
1918 Eighth, Greater Seattle, WA	314,300	38,476	545,773	31,400	38,476	577,173	615,649	(38,267)	2009	2020
5th & Bell, Greater Seattle, WA	—	20,867	82,072	15,511	20,867	97,583	118,450	(4,705)	2002	2021
Washington 1000, Greater Seattle, WA(3)	—	59,987	11,053	80,278	59,987	91,331	151,318	—	Under development	2022
5801 Bobby Foster Road, Albuquerque, NM	—	2,189	6,268	116	2,189	6,384	8,573	(89)	2008	2022
Sunset Gower Studios, Los Angeles, CA(2)(6)	—	101,476	64,697	79,189	101,476	143,886	245,362	(41,308)	Various	2007 2011 2012
Sunset Bronson Studios, Los Angeles, CA(2)	—	67,092	32,374	50,030	67,092	82,404	149,496	(29,129)	Various	2008
Sunset Las Palmas Studios, Los Angeles, CA(2)	—	134,488	104,392	51,001	134,488	155,393	289,881	(20,605)	Various	2017 2018
Various(7)	—	—	—	48,595	—	48,595	48,595	—	N/A	2022
TOTAL	$1,999,902	$1,435,676	$4,859,146	$2,528,282	$1,435,676	$7,387,428	$8,823,104	$(1,555,655)

_____________
1.The Company computes depreciation using the straight-line method over the estimated useful lives over the shorter of the ground lease term or 39 years for building and improvements, 15 years for land improvements and over the shorter of asset life or life of the lease for tenant and leasehold improvements.
2.These properties are encumbered by a $1.1 billion mortgage loan. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 8 to the Consolidated Financial Statements-Debt” for additional information on secured debt.
3.This asset is currently under development.
4.These properties are encumbered by a $316.6 million construction loan with borrowing capacity of up to $414.6 million. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 8 to the Consolidated Financial Statements-Debt” for additional information on secured debt.
5.This property is encumbered by a $66.1 million debt due to our joint venture partner. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 8 to the Consolidated Financial Statements-Debt” for additional information on joint venture partner debt.
6.During the year ended December 31, 2022, the Company purchased a parcel of land at Sunset Gower Studios that was previously encumbered by a ground lease for a total purchase price of $22.2 million.
7.Represents leasehold improvements capitalized in connection with the Company’s leasehold interests in 27 sound stages.

The aggregate gross cost of property included above for federal income tax purposes approximated $8.4 billion, unaudited as of December 31, 2022.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2020 to December 31, 2022:

	Year Ended December 31,
	2022	2021	2020
Total investment in real estate, beginning of year	$8,361,477	$8,215,017	$7,269,128
Additions during period:
Asset acquisitions	101,653	102,939	584,250
Business acquisitions	47,741	—	—
Improvements, capitalized costs	553,327	394,633	415,602
Total additions during period	702,721	497,572	999,852
Deductions during period
Disposals (fully depreciated assets and early terminations)	(51,812)	(56,166)	(53,963)
Impairment loss	(17,636)	(2,762)	—
Cost of property sold	(171,646)	—	—
Total deductions during period	(241,094)	(58,928)	(53,963)

Ending balance, before reclassification to assets associated with real estate held for sale	8,823,104	8,653,661	8,215,017
Reclassification to assets associated with real estate held for sale	(106,532)	(292,184)	—
TOTAL INVESTMENT IN REAL ESTATE, END OF YEAR	$8,716,572	$8,361,477	$8,215,017

Total accumulated depreciation, beginning of year	$(1,283,774)	$(1,102,748)	$(898,279)
Additions during period:
Depreciation of real estate	(368,376)	(292,802)	(258,732)
Total additions during period	(368,376)	(292,802)	(258,732)
Deductions during period:
Deletions	55,939	56,370	54,263
Write-offs due to sale	40,556	—	—
Total deductions during period	96,495	56,370	54,263

Ending balance, before reclassification to assets associated with real estate held for sale	(1,555,655)	(1,339,180)	(1,102,748)
Reclassification to assets associated with real estate held for sale	14,384	55,406	—
TOTAL ACCUMULATED DEPRECIATION, END OF YEAR	$(1,541,271)	$(1,283,774)	$(1,102,748)