Form 10-Q
period 2023-03-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2023-05-09
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at May 5, 2023 was 140,897,681.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2023 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2023, Hudson Pacific Properties, Inc. owned approximately 97.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 2.8% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Investment in real estate, at cost	$8,790,335	$8,716,572
Accumulated depreciation and amortization	(1,619,164)	(1,541,271)
Investment in real estate, net	7,171,171	7,175,301
Non-real estate property, plant and equipment, net	124,465	130,289
Cash and cash equivalents	163,327	255,761
Restricted cash	19,571	29,970
Accounts receivable, net	15,176	16,820
Straight-line rent receivables, net	290,650	279,910
Deferred leasing costs and intangible assets, net	382,173	393,842
Operating lease right-of-use assets	399,063	401,051
Prepaid expenses and other assets, net	100,783	98,837
Investment in unconsolidated real estate entities	194,163	180,572
Goodwill	263,549	263,549
Assets associated with real estate held for sale	—	93,238
TOTAL ASSETS	$9,124,091	$9,319,140

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$4,433,546	$4,585,862
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	271,931	264,098
Operating lease liabilities	399,081	399,801
Intangible liabilities, net	32,443	34,091
Security deposits, prepaid rent and other	91,355	83,797
Liabilities associated with real estate held for sale	—	665
Total liabilities	5,294,492	5,434,450

Commitments and contingencies (note 21)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	120,902	125,044

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at March 31, 2023 and December 31, 2022	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 140,888,769 and 141,054,478 shares outstanding at March 31, 2023 and December 31, 2022, respectively	1,403	1,409
Additional paid-in capital	2,835,061	2,889,967
Accumulated other comprehensive loss	(8,147)	(11,272)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,253,317	3,305,104
Non-controlling interest—members in consolidated real estate entities	375,960	377,756
Non-controlling interest—units in the operating partnership	69,605	66,971
Total equity	3,698,882	3,749,831
TOTAL LIABILITIES AND EQUITY	$9,124,091	$9,319,140

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2023	2022
REVENUES
Office
Rental	$202,657	$206,192
Service and other revenues	3,976	5,208
Total office revenues	206,633	211,400
Studio
Rental	16,253	13,394
Service and other revenues	29,377	19,719
Total studio revenues	45,630	33,113
Total revenues	252,263	244,513
OPERATING EXPENSES
Office operating expenses	74,054	73,631
Studio operating expenses	37,244	18,983
General and administrative	18,724	20,512
Depreciation and amortization	97,139	92,193
Total operating expenses	227,161	205,319
OTHER INCOME (EXPENSES)
(Loss) income from unconsolidated real estate entities	(745)	303
Fee income	2,402	1,071
Interest expense	(53,807)	(30,836)
Interest income	371	910
Management services reimbursement income—unconsolidated real estate entities	1,064	1,108
Management services expense—unconsolidated real estate entities	(1,064)	(1,108)
Transaction-related expenses	(1,186)	(256)
Unrealized gain on non-real estate investments	839	1,650
Gain on sale of real estate	7,046	—
Impairment loss	—	(20,503)
Other income	5,161	852
Total other expenses	(39,919)	(46,809)
Net loss	(14,817)	(7,615)
Net income attributable to Series A preferred units	(153)	(153)
Net income attributable to Series C preferred shares	(5,047)	(5,290)
Net income attributable to participating securities	(553)	(294)
Net income attributable to non-controlling interest in consolidated real estate entities	(1,031)	(8,561)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	894	1,890
Net loss attributable to common units in the operating partnership	282	230
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(20,425)	$(19,793)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(0.14)	$(0.13)
Net loss attributable to common stockholders—diluted	$(0.14)	$(0.13)
Weighted average shares of common stock outstanding—basic	141,025,021	149,187,994
Weighted average shares of common stock outstanding—diluted	141,025,021	149,187,994

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(14,817)	$(7,615)
Currency translation adjustments	2,014	(1,361)
Net unrealized gains (losses) on derivative instruments:
Unrealized gains	721	3,044
Reclassification adjustment for realized losses (gains)	714	(579)
Total net unrealized gains on derivative instruments	1,435	2,465
Total other comprehensive income	3,449	1,104
Comprehensive loss	(11,368)	(6,511)
Comprehensive income attributable to Series A preferred units	(153)	(153)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,290)
Comprehensive income attributable to participating securities	(553)	(294)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(1,266)	(8,561)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	894	1,890
Comprehensive loss attributable to non-controlling interest in the operating partnership	193	211
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,300)	$(18,708)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2023
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2022	$425,000	141,054,478	$1,409	$2,889,967	$—	$(11,272)	$66,971	$377,756	$3,749,831
Contributions	—	—	—	—	—	—	—	6,497	6,497
Distributions	—	—	—	—	—	—	—	(9,559)	(9,559)
Issuance of unrestricted stock	—	33,928	—	—	—	—	—	—	—
Shares repurchased	—	(187,400)	(6)	(1,363)	—	—	—	—	(1,369)
Shares withheld to satisfy tax withholding obligations	—	(12,237)	—	(87)	—	—	—	—	(87)
Declared dividend	(5,047)	—	—	(55,368)	19,872	—	(1,169)	—	(41,712)
Amortization of stock-based compensation	—	—	—	1,912	—	—	3,996	—	5,908
Net income (loss)	5,047	—	—	—	(19,872)	—	(282)	1,031	(14,076)
Other comprehensive income	—	—	—	—	—	3,125	89	235	3,449
Balance, March 31, 2023	$425,000	140,888,769	$1,403	$2,835,061	$—	$(8,147)	$69,605	$375,960	$3,698,882

Balance, December 31, 2021	$425,000	151,124,543	$1,511	$3,317,072	$—	$(1,761)	$52,199	$402,971	$4,196,992
Contributions	—	—	—	—	—	—	—	2,624	2,624
Distributions	—	—	—	—	—	—	—	(15,215)	(15,215)
Transaction costs	—	—	—	(76)	—	—	—	—	(76)
Issuance of unrestricted stock	—	8,297	—	—	—	—	—	—	—
Accelerated share repurchase	—	(6,573,672)	(66)	(199,934)	—	—	—	—	(200,000)
Declared dividend	(5,290)	—	—	(55,762)	19,499	—	(679)	—	(42,232)
Amortization of stock-based compensation	—	—	—	2,200	—	—	3,945	—	6,145
Net income (loss)	5,290	—	—	—	(19,499)	—	(230)	8,561	(5,878)
Other comprehensive income	—	—	—	—	—	1,085	19	—	1,104
Balance, March 31, 2022	$425,000	144,559,168	$1,445	$3,063,500	$—	$(676)	$55,254	$398,941	$3,943,464

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,817)	$(7,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,139	92,193
Non-cash portion of interest expense	3,606	3,390
Amortization of stock-based compensation	5,236	5,329
Loss (income) from unconsolidated real estate entities	745	(303)
Unrealized gain on non-real estate investments	(839)	(1,650)
Straight-line rents	(10,711)	(14,899)
Straight-line rent expenses	1,268	422
Amortization of above- and below-market leases, net	(1,620)	(2,739)
Amortization of above- and below-market ground leases, net	688	668
Amortization of lease incentive costs	311	432
Distribution of income from unconsolidated real estate entities	—	393
Loss on derivatives	3,765	—
Impairment loss	—	20,503
Gain on sale of real estate	(7,046)	—
Change in operating assets and liabilities:
Accounts receivable	1,756	(4,133)
Deferred leasing costs and lease intangibles	(6,139)	(3,799)
Prepaid expenses and other assets	(3,537)	(10,068)
Accounts payable, accrued liabilities and other	15,294	21,964
Security deposits, prepaid rent and other	7,417	(4,634)
Net cash provided by operating activities	92,516	95,454
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	100,441	—
Additions to investment in real estate	(76,452)	(52,733)
Maturities of U.S. Government securities	—	2,156
Contributions to non-real estate investments	(901)	(10,534)
Proceeds from sales of non-real estate investments	503	—
Distributions from unconsolidated real estate entities	668	422
Contributions to unconsolidated real estate entities	(12,986)	(7,922)
Additions to non-real estate property, plant and equipment	(774)	(3,658)
Net cash provided by (used in) investing activities	10,499	(72,269)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	55,783	235,846
Payments of unsecured and secured debt	(212,000)	—
Payments of in-substance defeased debt	—	(918)
Transaction costs	—	(76)
Repurchases of common stock	(1,369)	—
Accelerated share repurchase	—	(200,000)
Dividends paid to common stock and unitholders	(36,665)	(36,942)
Dividends paid to preferred stock and unitholders	(5,200)	(7,724)
Contributions from redeemable non-controlling members in consolidated real estate entities	—	125
Distributions to redeemable non-controlling members in consolidated real estate entities	(3,248)	—
Contributions from non-controlling members in consolidated real estate entities	6,497	2,624
Distributions to non-controlling members in consolidated real estate entities	(9,559)	(15,215)
Payments to satisfy tax withholding obligations	(87)	—
Net cash used in financing activities	(205,848)	(22,280)
Net (decrease) increase in cash and cash equivalents and restricted cash	(102,833)	905
Cash and cash equivalents and restricted cash—beginning of period	285,731	196,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$182,898	$197,781
The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Investment in real estate, at cost	$8,790,335	$8,716,572
Accumulated depreciation and amortization	(1,619,164)	(1,541,271)
Investment in real estate, net	7,171,171	7,175,301
Non-real estate property, plant and equipment, net	124,465	130,289
Cash and cash equivalents	163,327	255,761
Restricted cash	19,571	29,970
Accounts receivable, net	15,176	16,820
Straight-line rent receivables, net	290,650	279,910
Deferred leasing costs and intangible assets, net	382,173	393,842
Operating lease right-of-use assets	399,063	401,051
Prepaid expenses and other assets, net	100,783	98,837
Investment in unconsolidated real estate entities	194,163	180,572
Goodwill	263,549	263,549
Assets associated with real estate held for sale	—	93,238
TOTAL ASSETS	$9,124,091	$9,319,140

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$4,433,546	$4,585,862
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	271,931	264,098
Operating lease liabilities	399,081	399,801
Intangible liabilities, net	32,443	34,091
Security deposits, prepaid rent and other	91,355	83,797
Liabilities associated with real estate held for sale	—	665
Total liabilities	5,294,492	5,434,450

Commitments and contingencies (note 21)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	120,902	125,044

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at March 31, 2023 and December 31, 2022	425,000	425,000
Common units, 143,407,231 and 143,246,320 outstanding at March 31, 2023 and December 31, 2022, respectively	2,906,168	2,958,535
Accumulated other comprehensive loss	(8,246)	(11,460)
Total Hudson Pacific Properties, L.P. partners’ capital	3,322,922	3,372,075
Non-controlling interest—members in consolidated real estate entities	375,960	377,756
Total capital	3,698,882	3,749,831
TOTAL LIABILITIES AND CAPITAL	$9,124,091	$9,319,140

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended March 31,
	2023	2022
REVENUES
Office
Rental	$202,657	$206,192
Service and other revenues	3,976	5,208
Total office revenues	206,633	211,400
Studio
Rental	16,253	13,394
Service and other revenues	29,377	19,719
Total studio revenues	45,630	33,113
Total revenues	252,263	244,513
OPERATING EXPENSES
Office operating expenses	74,054	73,631
Studio operating expenses	37,244	18,983
General and administrative	18,724	20,512
Depreciation and amortization	97,139	92,193
Total operating expenses	227,161	205,319
OTHER INCOME (EXPENSES)
(Loss) income from unconsolidated real estate entities	(745)	303
Fee income	2,402	1,071
Interest expense	(53,807)	(30,836)
Interest income	371	910
Management services reimbursement income—unconsolidated real estate entities	1,064	1,108
Management services expense—unconsolidated real estate entities	(1,064)	(1,108)
Transaction-related expenses	(1,186)	(256)
Unrealized gain on non-real estate investments	839	1,650
Gain on sale of real estate	7,046	—
Impairment loss	—	(20,503)
Other income	5,161	852
Total other expenses	(39,919)	(46,809)
Net loss	(14,817)	(7,615)
Net income attributable to non-controlling interest in consolidated real estate entities	(1,031)	(8,561)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	894	1,890
Net loss attributable to Hudson Pacific Properties, L.P.	(14,954)	(14,286)
Net income attributable to Series A preferred units	(153)	(153)
Net income attributable to Series C preferred units	(5,047)	(5,290)
Net income attributable to participating securities	(553)	(294)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(20,707)	$(20,023)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(0.14)	$(0.13)
Net loss attributable to common unitholders—diluted	$(0.14)	$(0.13)
Weighted average shares of common units outstanding—basic	143,329,366	151,031,790
Weighted average shares of common units outstanding—diluted	143,329,366	151,031,790

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(14,817)	$(7,615)
Currency translation adjustments	2,014	(1,361)
Net unrealized gains (losses) on derivative instruments:
Unrealized gains	721	3,044
Reclassification adjustment for realized losses (gains)	714	(579)
Total net unrealized gains on derivative instruments	1,435	2,465
Total other comprehensive income	3,449	1,104
Comprehensive loss	(11,368)	(6,511)
Comprehensive income attributable to Series A preferred units	(153)	(153)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,290)
Comprehensive income attributable to participating securities	(553)	(294)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(1,266)	(8,561)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	894	1,890
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(17,493)	$(18,919)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three months ended March 31, 2023
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, December 31, 2022	$425,000	143,246,320	$2,958,535	$(11,460)	$3,372,075	$377,756	$3,749,831
Contributions	—	—	—	—	—	6,497	6,497
Distributions	—	—	—	—	—	(9,559)	(9,559)
Issuance of unrestricted units	—	360,548	—	—	—	—	—
Repurchase of common units	—	(187,400)	(1,369)	—	(1,369)	—	(1,369)
Units withheld to satisfy tax withholding obligations	—	(12,237)	(87)	—	(87)	—	(87)
Declared distributions	(5,047)	—	(36,665)	—	(41,712)	—	(41,712)
Amortization of unit-based compensation	—	—	5,908	—	5,908	—	5,908
Net income (loss)	5,047	—	(20,154)	—	(15,107)	1,031	(14,076)
Other comprehensive income	—	—	—	3,214	3,214	235	3,449
Balance, March 31, 2023	$425,000	143,407,231	$2,906,168	$(8,246)	$3,322,922	$375,960	$3,698,882

Balance, December 31, 2021	$425,000	152,967,441	$3,370,800	$(1,779)	$3,794,021	$402,971	$4,196,992
Contributions	—	—	—	—	—	2,624	2,624
Distributions	—	—	—	—	—	(15,215)	(15,215)
Transaction costs	—	—	(76)	—	(76)	—	(76)
Issuance of unrestricted units	—	11,663	—	—	—	—	—
Repurchase of common units	—	(6,573,672)	(200,000)	—	(200,000)	—	(200,000)
Declared distributions	(5,290)	—	(36,942)	—	(42,232)	—	(42,232)
Amortization of unit-based compensation	—	—	6,145	—	6,145	—	6,145
Net income (loss)	5,290	—	(19,729)	—	(14,439)	8,561	(5,878)
Other comprehensive income	—	—	—	1,104	1,104	—	1,104
Balance, March 31, 2022	$425,000	146,405,432	$3,120,198	$(675)	$3,544,523	$398,941	$3,943,464

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,817)	$(7,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,139	92,193
Non-cash portion of interest expense	3,606	3,390
Amortization of unit-based compensation	5,236	5,329
Loss (income) from unconsolidated real estate entities	745	(303)
Unrealized gain on non-real estate investments	(839)	(1,650)
Straight-line rents	(10,711)	(14,899)
Straight-line rent expenses	1,268	422
Amortization of above- and below-market leases, net	(1,620)	(2,739)
Amortization of above- and below-market ground leases, net	688	668
Amortization of lease incentive costs	311	432
Distribution of income from unconsolidated real estate entities	—	393
Loss on derivatives	3,765	—
Impairment loss	—	20,503
Gain on sale of real estate	(7,046)	—
Change in operating assets and liabilities:
Accounts receivable	1,756	(4,133)
Deferred leasing costs and lease intangibles	(6,139)	(3,799)
Prepaid expenses and other assets	(3,537)	(10,068)
Accounts payable, accrued liabilities and other	15,294	21,964
Security deposits, prepaid rent and other	7,417	(4,634)
Net cash provided by operating activities	92,516	95,454
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	100,441	—
Additions to investment in real estate	(76,452)	(52,733)
Maturities of U.S. Government securities	—	2,156
Proceeds from sale of non-real estate investment	503	—
Contributions to non-real estate investments	(901)	(10,534)
Distributions from unconsolidated real estate entities	668	422
Contributions to unconsolidated real estate entities	(12,986)	(7,922)
Additions to non-real estate property, plant and equipment	(774)	(3,658)
Net cash provided by (used in) investing activities	10,499	(72,269)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	55,783	235,846
Payments of unsecured and secured debt	(212,000)	—
Payments of in-substance defeased debt	—	(918)
Transaction costs	—	(76)
Repurchases of common units	(1,369)	(200,000)
Distributions paid to common unitholders	(36,665)	(36,942)
Distributions paid to preferred unitholders	(5,200)	(7,724)
Contributions from redeemable non-controlling members in consolidated real estate entities	—	125
Distributions to redeemable non-controlling members in consolidated real estate entities	(3,248)	—
Contributions from non-controlling members in consolidated real estate entities	6,497	2,624
Distributions to non-controlling members in consolidated real estate entities	(9,559)	(15,215)
Payments to satisfy tax withholding obligations	(87)	—
Net cash used in financing activities	(205,848)	(22,280)
Net (decrease) increase in cash and cash equivalents and restricted cash	(102,833)	905
Cash and cash equivalents and restricted cash—beginning of period	285,731	196,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$182,898	$197,781

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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of March 31, 2023:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	48	13,921,270
Studio	3	1,251,820
Future development	6	1,966,242
Total consolidated portfolio	57	17,139,332
Unconsolidated portfolio(1)
Office(2)	1	1,515,867
Studio(3)	1	241,000
Future development(4)	2	1,617,347
Total unconsolidated portfolio	4	3,374,214
TOTAL	61	20,513,546
_________________
1.The Company owns 20% of the unconsolidated joint venture entity that owns the Bentall Centre property, 50% of the unconsolidated joint venture entity that owns Sunset Glenoaks Studios and 35% of the unconsolidated joint venture entity that owns Sunset Waltham Cross Studios. The square footage shown above represents 100% of the properties.
2.Includes Bentall Centre.
3.Includes Sunset Glenoaks Studios.
4.Includes land for the Burrard Exchange and Sunset Waltham Cross Studios.

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

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the 2022 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and the notes thereto.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of March 31, 2023, the Company has determined that its operating partnership and 19 joint ventures met the definition of a VIE. 13 of these joint ventures are consolidated and six are unconsolidated.

Consolidated Joint Ventures

As of March 31, 2023, the operating partnership has determined that 13 of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	One Westside and Westside Two	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%
Sunset Bronson Entertainment Properties, LLC	Sunset Bronson Studios, ICON, CUE	51.0%
Sunset Gower Entertainment Properties, LLC	Sunset Gower Studios	51.0%
Sunset 1440 North Gower Street, LLC	Sunset Gower Studios	51.0%
Sunset Las Palmas Entertainment Properties, LLC	Sunset Las Palmas Studios, Harlow	51.0%
Sunset Services Holdings, LLC	None(1)	51.0%
Sunset Studios Holdings, LLC	EPIC	51.0%
Hudson Media and Entertainment Management, LLC	None(2)	51.0%
Hudson 6040 Sunset, LLC	6040 Sunset	51.0%
Hudson 1918 Eighth, L.P.	1918 Eighth	55.0%
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

As of March 31, 2023 and December 31, 2022, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Unconsolidated Joint Ventures

As of March 31, 2023, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.6%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 23 years as of March 31, 2023.

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

Revenue Stream	Components	Financial Statement Location
Rental revenues	Office, stage and storage rentals	Office and Studio segments: rental
Tenant recoveries and other tenant-related revenues	Reimbursement of real estate taxes, insurance, repairs and maintenance, other operating expenses and must-take parking revenues	Office segment: rental Studio segment: rental and service and other revenues
Ancillary revenues	Revenues derived from tenants’ use of power, HVAC and telecommunications (i.e., telephone and internet) and lighting, equipment and vehicle rentals	Studio segment: service and other revenues
Other revenues	Parking revenue that is not associated with lease agreements and other	Office and Studio segments: service and other revenues
Sale of real estate	Gains on sales derived from cash consideration less cost basis	Gain on sale of real estate
Management fee income	Income derived from management services provided to unconsolidated joint venture entities	Fee income
Management services reimbursement income	Reimbursement of costs incurred by the Company in the management of unconsolidated joint venture entities	Management services reimbursement income—unconsolidated real estate entities

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Ancillary revenues	$27,294	$18,487
Other revenues	$5,518	$5,927
Studio-related tenant recoveries	$541	$513
Management fee income	$2,402	$1,071
Management services reimbursement income	$1,064	$1,108

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	March 31, 2023	December 31, 2022
Ancillary revenues	$8,917	$15,503
Other revenues	$1,381	$1,193

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

As of March 31, 2023, the carrying value of goodwill was $263.5 million. No impairment indicators have been identified during the three months ended March 31, 2023.

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

The following table summarizes the Quixote Acquisition Date fair value of the consideration transferred in connection with the acquisition:

Cash	$199,098
Seller note payable	160,000
Total consideration	$359,098

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Quixote Acquisition Date:

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

4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	March 31, 2023	December 31, 2022
Land	$1,397,711	$1,397,714
Building and improvements	6,361,773	6,342,851
Tenant improvements	894,939	868,193
Furniture and fixtures	9,730	9,639
Property under development	126,182	98,175
INVESTMENT IN REAL ESTATE, AT COST	$8,790,335	$8,716,572

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the three months ended March 31, 2023.

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

The Company had no impairments of real estate during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded $12.0 million of impairment charges related to its Del Amo office property, which was classified as held for sale as of March 31, 2022, due to a reduction in the estimated fair value of the property. The estimated fair value of $6.0 million was based on the estimated sales price of the property, which is classified within Level 2 of the fair value hierarchy.
Dispositions of Real Estate

The following table summarizes information on dispositions completed during the three months ended March 31, 2023. This property was considered non-strategic to the Company’s portfolio:

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)
Skyway Landing	Office	2/6/2023	246,997	$102.0
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.

The disposition of this property resulted in a gain of $7.0 million during the three months ended March 31, 2023 recorded within gain on sale of real estate on the Consolidated Statement of Operations.

5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	March 31, 2023	December 31, 2022
Trailers	$70,332	$68,973
Production equipment	36,646	36,019
Trucks and other vehicles	20,525	20,306
Leasehold improvements	13,977	16,993
Other equipment	5,703	5,693
Furniture, fixtures and equipment	7,007	5,849
Non-real estate property, plant and equipment, at cost	154,190	153,833
Accumulated depreciation	(29,725)	(23,544)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$124,465	$130,289

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. See Note 2 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the three months ended March 31, 2023.

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
__________________
1.The Company owns 35% of the ownership interests in each of the joint venture entities that own the Sunset Waltham Cross Studios and the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity.
2.The Company serves as the operating member of this joint venture.
3.The Company has provided various guarantees for this joint venture’s construction loan, including a completion guarantee, equity guarantee and recourse carve-out guarantee. The likelihood of loss relating to the completion guarantee is remote as of March 31, 2023.
4.The Company has guaranteed the joint venture’s outstanding indebtedness in the amount of $98.3 million.

The Company’s maximum exposure related to its unconsolidated joint ventures is limited to its investment and the guarantees provided in relation to the joint ventures’ indebtedness. The Company’s investments in foreign real estate entities are subject to foreign currency fluctuation risk. Such investments are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. The Company’s share of the (loss) income from foreign unconsolidated real estate entities is translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive loss as a separate component of total equity and are excluded from net income.

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.4 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	March 31, 2023	December 31, 2022
ASSETS
Investment in real estate, net	$1,136,830	$1,093,448
Other assets	63,762	62,870
TOTAL ASSETS	$1,200,592	$1,156,318

LIABILITIES
Secured debt, net	$547,446	$527,985
Other liabilities	57,467	49,027
TOTAL LIABILITIES	604,913	577,012

Company’s capital(1)	178,494	170,656
Partner’s capital	417,185	408,650
TOTAL CAPITAL	595,679	579,306

TOTAL LIABILITIES AND CAPITAL	$1,200,592	$1,156,318
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended March 31,
	2023	2022
TOTAL REVENUES	$18,471	$19,532

TOTAL EXPENSES	22,077	17,778

NET (LOSS) INCOME	$(3,606)	$1,754

7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	March 31, 2023	December 31, 2022
Deferred leasing costs and in-place lease intangibles	$330,828	$328,617
Accumulated amortization	(150,602)	(141,353)
Deferred leasing costs and in-place lease intangibles, net	180,226	187,264
Below-market ground leases	79,562	79,562
Accumulated amortization	(18,667)	(17,979)
Below-market ground leases, net	60,895	61,583
Above-market leases	724	724
Accumulated amortization	(351)	(324)
Above-market leases, net	373	400
Customer relationships	97,900	97,900
Accumulated amortization	(15,850)	(12,346)
Customer relationships, net	82,050	85,554
Non-competition agreements	8,200	8,200
Accumulated amortization	(2,044)	(1,632)
Non-competition agreements, net	6,156	6,568
Trade name	37,200	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$382,173	$393,842

Below-market leases	$59,540	$59,540
Accumulated amortization	(27,832)	(26,195)
Below-market leases, net	31,708	33,345
Above-market ground leases	1,095	1,095
Accumulated amortization	(360)	(349)
Above-market ground leases, net	735	746
INTANGIBLE LIABILITIES, NET	$32,443	$34,091

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended March 31,
	2023	2022
Deferred leasing costs and in-place lease intangibles(1)	$(9,248)	$(10,419)
Below-market ground leases(2)	$(699)	$(679)
Above-market leases(3)	$(17)	$(68)
Customer relationships(1)	$(3,504)	$(1,875)
Non-competition agreements(1)	$(412)	$(265)
Below-market leases(3)	$1,637	$2,807
Above-market ground leases(2)	$11	$11
__________________
1.Amortization is recorded in depreciation and amortization expenses and for lease incentive costs in office rental revenues in the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses in the Consolidated Statements of Operations.
3.Amortization is recorded in office rental revenues in the Consolidated Statements of Operations.

8. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to receivables are discussed in the Company’s 2022 Annual Report on Form 10-K.

Accounts Receivable

As of March 31, 2023, accounts receivable was $15.4 million and there was a $0.2 million allowance for doubtful accounts. As of December 31, 2022, accounts receivable was $16.9 million and there was $0.1 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of March 31, 2023, straight-line rent receivables was $290.8 million and there was $0.1 million allowance for doubtful accounts. As of December 31, 2022, straight-line rent receivables was $279.9 million and there was no allowance for doubtful accounts.

9. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	March 31, 2023	December 31, 2022
Non-real estate investments	48,586	47,329
Deferred tax assets	10,682	5,317
Interest rate derivative assets	6,962	9,292
Deferred financing costs, net	5,325	5,824
Inventory	5,137	4,914
Prepaid property tax	1,021	2,041
Prepaid insurance	852	6,530
Stock purchase warrant	74	95
Other	22,144	17,495
PREPAID EXPENSES AND OTHER ASSETS, NET	$100,783	$98,837

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized gain of $0.9 million on its non-real estate investments due to the observable changes in fair value during the three months ended March 31, 2023. The Company recognized an unrealized gain of $2.6 million on its non-real estate investments due to the observable changes in fair value during the three months ended March 31, 2022.

Stock Purchase Warrant

The Company holds an investment in a stock purchase warrant that gives the Company the right to purchase a fixed number of shares of common stock of a non-real estate investee. The warrant meets the definition of a derivative and is measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative asset are included in unrealized gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $20.8 thousand due to the change in the fair value of the stock purchase warrant during the three months ended March 31, 2023. The Company recognized an unrealized loss of $0.9 million due to the change in the fair value of the stock purchase warrant during the three months ended March 31, 2022.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
10. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	March 31, 2023	December 31, 2022	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$335,000	$385,000	SOFR + 1.15% to 1.60%	12/21/2026	(5)
Series A notes	—	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	2,500,000	2,660,000

Secured debt
Hollywood Media Portfolio	$1,100,000	$1,100,000	LIBOR + 0.99%	8/9/2026	(7)
Acquired Hollywood Media Portfolio debt	(209,814)	(209,814)	LIBOR + 1.55%	8/9/2026	(7)
Hollywood Media Portfolio, net(8)(9)	890,186	890,186
One Westside and Westside Two(10)	321,179	316,602	SOFR + 1.60%	12/18/2024	(11)
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(12)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Quixote(14)	160,000	160,000	5.00%	12/31/2023
Total secured debt	1,954,665	1,950,088
Total unsecured and secured debt	4,454,665	4,610,088
Unamortized deferred financing costs/loan discounts(15)	(21,119)	(24,226)
TOTAL UNSECURED AND SECURED DEBT, NET	$4,433,546	$4,585,862

JOINT VENTURE PARTNER DEBT(16)	$66,136	$66,136	4.50%	10/9/2032	(17)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2023, which may be different than the interest rates as of December 31, 2022 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% to 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of March 31, 2023, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.30%.
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
6.An amount equal to the net proceeds from the 5.95% Registered senior notes has been allocated to new or existing eligible green projects.
7.Includes the option to extend the initial maturity date of August 9, 2023 three times for an additional one-year term each.
8.The Company owns 51% of the ownership interests in the consolidated joint venture that owns the Hollywood Media Portfolio. The joint venture holds a $1.1 billion mortgage loan secured by the Hollywood Media Portfolio. The Company purchased bonds comprising the loan in the amount of $209.8 million.
9.The floating interest rate on the full principal amount has been capped at 3.50% through the use of an interest rate cap. The interest rate cap matures in August 2023, at which time the floating interest rate on $351.2 million of principal will become effectively fixed at 3.31% through the use of an interest rate swap.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
10.The Company owns 75% of the ownership interests in the joint venture that owns the One Westside and Westside Two properties. The full amount of the loan is shown. The Company has the ability to draw up to $414.6 million under the construction loan, which is secured by the One Westside and Westside Two properties and includes a completion guarantee provided by the Company. The likelihood of loss relating to the completion guarantee is remote as of March 31, 2023.
11.Includes the option to extend the initial maturity date of December 18, 2023 twice for an additional six-month term each.
12.The Company owns 55% of the ownership interests in the consolidated joint venture that owns the 1918 Eighth property. The full amount of the loan is shown. This loan is interest-only through its term. The floating interest rate on $172.9 million of principal has been effectively fixed at 3.75% through the use of an interest rate swap.
13.The Company owns 55% of the ownership interests in the consolidated joint venture that owns the Hill7 property. The full amount of the loan is shown. This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
14.On April 18, 2023, we settled the Quixote note for consideration of $150.0 million, a $10.0 million discount on the note’s principal balance. We drew on our unsecured revolving credit facility to fund the settlement.
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
17.Includes the option to extend the initial maturity date of October 9, 2028 twice for an additional two-year term each.

Current Year Activity

During the three months ended March 31, 2023, there were $50.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of March 31, 2023:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2023(1)	$210,000	$—
2024	321,179	—
2025	741,300	—
2026	1,375,186	—
2027	456,000	—
Thereafter	1,351,000	66,136
TOTAL	$4,454,665	$66,136
_________________
1.Includes the $160.0 million Quixote note which was repaid on April 18, 2023, before its contractual maturity date.

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

The following table summarizes existing covenants and their covenant levels as of March 31, 2023 related to our unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	44.9%
Unsecured indebtedness to unencumbered asset value	≤ 60%	47.6%
Adjusted EBITDA to fixed charges	≥ 1.5x	2.6x
Secured indebtedness to total asset value	≤ 45%	20.7%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.5x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of March 31, 2023:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	46.3%
Total unencumbered assets to unsecured debt	≥ 150%	233.5%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	2.6x
Secured debt to total assets	≤ 45%	21.0%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of March 31, 2023.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company guarantees the operating partnership’s unsecured debt.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
Gross interest expense(1)	$57,063	$30,731
Capitalized interest	(6,862)	(3,285)
Amortization of deferred financing costs and loan discounts/premiums	3,606	3,390
INTEREST EXPENSE	$53,807	$30,836
_________________
1.Includes interest on the Company’s debt and hedging activities.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of March 31, 2023 and December 31, 2022:

						Fair Value Assets (Liabilities)
Underlying Debt Instrument	Number of Derivatives	Notional Amount	Effective Date	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
Interest rate swaps
1918 Eighth(1)	1	$172,865	February 2023	October 2025	3.75%	$88	$—
Hollywood Media Portfolio(1)	1	351,186	August 2023	June 2026	3.31%	817	—
Interest rate cap					Strike Rate
Hollywood Media Portfolio(1)	1	1,100,000	August 2021	August 2023	3.50%	6,057	9,292
TOTAL						$6,962	$9,292
_____________
1.These derivatives were designated as effective cash flow hedges for accounting purposes.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of March 31, 2023, the Company expects $4.3 million of unrealized gain included in accumulated other comprehensive loss will be reclassified as a reduction to interest expense in the next 12 months.

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

The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company recognized an income tax benefit of $5.3 million for the three months ended March 31, 2023 and an income tax benefit of $0.8 million for the three months ended March 31, 2022 within other income on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. As of March 31, 2023, the Company had recorded a net deferred tax asset of $10.7 million, consisting of gross deferred tax assets of $22.8 million and gross deferred tax liabilities of $12.1 million, within prepaid expenses and other assets, net on the consolidated Balance Sheet. As of December 31, 2022, the Company had recorded a net deferred tax asset of $5.3 million, consisting of gross deferred tax assets of $16.9 million and gross deferred tax liabilities of $11.6 million, within prepaid expenses and other assets, net on the Consolidated Balance Sheet. Significant components of the Company’s deferred tax assets and liabilities relate to depreciation and amortization, unrealized gains and losses on non-real estate investments and net operating loss carryforwards. As of March 31, 2023 and December 31, 2022, the Company had not recorded a valuation allowance against its deferred tax assets.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2023, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2018. The Company has assessed its tax positions for all open years, which as of March 31, 2023 included 2019 to 2021 for federal purposes and 2018 to 2021 for state purposes, and concluded that there are no material uncertainties to be recognized.

13. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2023 to 2040.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of March 31, 2023:

Year Ended
Remaining 2023	$486,179
2024	599,051
2025	502,100
2026	448,994
2027	392,213
Thereafter	1,357,899
TOTAL	$3,786,436

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 12 ground leases, 10 sound stage leases, six office leases and 17 other leases as of March 31, 2023. The Company’s operating lease obligations have expiration dates ranging from 2023 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of March 31, 2023, the present value of the remaining contractual payments of $740.5 million under the Company’s operating lease agreements was $399.1 million. The corresponding operating lease right-of-use assets amounted to $399.1 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of March 31, 2023:

Year	Lease Payments(1)
Remaining 2023	$29,584
2024	39,724
2025	39,958
2026	38,361
2027	35,671
Thereafter	557,227
Total operating lease payments	740,525
Less: interest portion	(341,444)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$399,081
_____________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended March 31,
	2023	2022
Variable rental expense	$3,007	$1,730
Minimum rental expense	$11,082	$6,524

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

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$6,962	$—	$6,962	$—	$9,292	$—	$9,292
Non-real estate investments measured at fair value(1)	$69	$—	$—	$69	$544	$—	$—	$544
Stock purchase warrant(1)	$—	$74	$—	$74	$—	$95	$—	$95
Earnout liability(2)	$—	$—	$(9,300)	$(9,300)	$—	$—	$(9,300)	$(9,300)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$48,517	$—	$—	$—	$46,785
___________
1.Included in prepaid expenses and other assets, net on the Consolidated Balance Sheets.
2.Included in accounts payable, accrued liabilities and other on the Consolidated Balance Sheets..
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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$2,500,000	$1,956,645	$2,660,000	$2,364,871
Secured debt(1)	$1,954,665	$1,933,594	$1,950,088	$1,927,297
Joint venture partner debt	$66,136	$61,055	$66,136	$60,327
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

15. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of March 31, 2023, 5.2 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $6.65.

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

The Board awards time-based restricted shares or time-based operating partnership performance units to certain employees on an annual basis as part of the employees’ annual compensation. These time-based awards are generally issued in the first or fourth quarter and vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain awards are subject to a mandatory holding period upon vesting if the grantee is an executive officer. Lastly, certain employees elect to receive operating partnership performance units in lieu of their annual cash bonus. These awards are generally issued in the first quarter of the year subsequent to the year in which they were earned and are fully-vested upon their issuance.

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

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended March 31,
	2023	2022
Expensed stock compensation(1)	$5,236	$5,329
Capitalized stock compensation(2)	672	816
TOTAL STOCK COMPENSATION(3)	$5,908	$6,145
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

16. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2023 and 2022, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended March 31,
	2023	2022
Numerator:
Basic and diluted net loss available to common stockholders	$(20,425)	$(19,793)
Denominator:
Basic weighted average common shares outstanding	141,025,021	149,187,994
Effect of dilutive instruments(1)	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	141,025,021	149,187,994
Basic earnings per common share	$(0.14)	$(0.13)
Diluted earnings per common share	$(0.14)	$(0.13)

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2023 and 2022, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended March 31,
	2023	2022
Numerator:
Basic and diluted net loss available to common unitholders	$(20,707)	$(20,023)
Denominator:
Basic weighted average common units outstanding	143,329,366	151,031,790
Effect of dilutive instruments(1)	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	143,329,366	151,031,790
Basic earnings per common unit	$(0.14)	$(0.13)
Diluted earnings per common unit	$(0.14)	$(0.13)
________________
1.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per unit once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per unit calculation.

17. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of March 31, 2023 and December 31, 2022, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

Redeemable Non-controlling Interest in Consolidated Real Estate Entities

On March 1, 2018, the Company entered into a joint venture agreement with Macerich to form the HPP-MAC JV. On August 31, 2018, Macerich contributed Westside Pavilion to the HPP-MAC JV. The Company has a 75% interest in the joint venture that owns the One Westside and Westside Two properties. The Company has a put right, after a specified time, to sell its interest at fair market value. Macerich has a put right, after a specified time, to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. The put right is not probable of becoming redeemable.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended March 31, 2023
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
BEGINNING OF PERIOD	$9,815	$125,044
Contributions	—	—
Distributions	—	(3,248)
Declared dividend	(153)	—
Net income (loss)	153	(894)
END OF PERIOD	$9,815	$120,902

18. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2022	$(1,280)	$(9,992)	$(11,272)
Unrealized gains recognized in AOCI	653	1,825	2,478
Reclassification from AOCI into income(1)	647	—	647
Net change in AOCI	1,300	1,825	3,125
BALANCE AT MARCH 31, 2023	$20	$(8,167)	$(8,147)
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2022	$(1,260)	$(10,200)	$(11,460)
Unrealized gains recognized in AOCI	932	2,014	2,946
Reclassification from AOCI into income(1)	268	—	268
Net change in AOCI	1,200	2,014	3,214
BALANCE AT MARCH 31, 2023	$(60)	$(8,186)	$(8,246)
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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	March 31, 2023	December 31, 2022
Company-owned common units in the operating partnership	140,888,769	141,054,478
Company’s ownership interest percentage	98.2%	98.5%
Non-controlling common units in the operating partnership(1)	2,518,462	2,191,842
Non-controlling ownership interest percentage	1.8%	1.5%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of March 31, 2023, this amount represents both common units and performance units of 550,969 and 1,967,493, respectively. As of December 31, 2022, this amount represents both common units and performance units in the amount of 550,969 and 1,640,873, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the three months ended March 31, 2023.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three months ended March 31, 2023. A cumulative total of $65.8 million has been sold as of March 31, 2023.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. During the three months ended March 31, 2023, the Company repurchased $1.4 million of its common stock, before transaction costs. Since commencement of the program, a cumulative total of $214.7 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Accelerated Share Repurchase Agreements

On February 25, 2022, the Company entered into an uncollared accelerated share repurchase (“ASR”) agreement to purchase $100 million of its outstanding common stock. During the three months ended March 31, 2022, the Company made an initial payment of $100 million and received an initial delivery of approximately 3.3 million shares of common stock representing 85% of the total $100 million agreement based on the closing price of our common stock on the transaction date. Final settlement of the agreement occurred during the second quarter 2022 based on the daily volume-weighted average price during the measurement period, less a negotiated discount.

On February 25, 2022, the Company entered into a collared ASR agreement to purchase $100 million of its outstanding common stock. During the three months ended March 31, 2022, the Company made an initial payment of $100 million and received an initial delivery of approximately 3.3 million shares of common stock based on an estimated cap price calculated using the daily volume-weighted average price during an initial hedge period. Final settlement of the agreement occurred during the third

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
quarter 2022 based on the daily volume-weighted average price during the measurement period, subject to a floor and cap, less a negotiated discount.

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

Dividends

The Board declares dividends on a quarterly basis and the Company pays the dividends during the quarters in which the dividends are declared. The following table summarizes dividends per share declared and paid for the periods presented:

	Three Months Ended March 31,
	2023	2022
Common stock	$0.25	$0.25
Common units	$0.25	$0.25
Series A preferred units	$0.3906	$0.3906
Series C preferred stock(1)	$0.2968750	$0.4453125

Performance units	$0.25	$0.25
Payment date	March 30, 2023	March 31, 2022
Record date	March 20, 2023	March 21, 2022
_________________
1.Dividends paid during the three months ended March 31, 2022 include a $0.2968750 per share dividend declared and a $0.1484375 per share dividend declared during the fourth quarter of 2021.

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

19. Segment Reporting

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended March 31,
	2023	2022
Office segment
Office revenues	$206,633	$211,400
Office expenses	(74,054)	(73,631)
Office segment profit	132,579	137,769
Studio segment
Studio revenues	45,630	33,113
Studio expenses	(37,244)	(18,983)
Studio segment profit	8,386	14,130
TOTAL SEGMENT PROFIT	$140,965	$151,899

Segment revenues	$252,263	$244,513
Segment expenses	(111,298)	(92,614)
TOTAL SEGMENT PROFIT	$140,965	$151,899

The table below is a reconciliation of the total profit from all segments to net loss:

	Three Months Ended March 31,
	2023	2022
NET LOSS	$(14,817)	$(7,615)
General and administrative	18,724	20,512
Depreciation and amortization	97,139	92,193
Loss (income) from unconsolidated real estate entities	745	(303)
Fee income	(2,402)	(1,071)
Interest expense	53,807	30,836
Interest income	(371)	(910)
Management services reimbursement income—unconsolidated real estate entities	(1,064)	(1,108)
Management services expense—unconsolidated real estate entities	1,064	1,108
Transaction-related expenses	1,186	256
Unrealized gain on non-real estate investments	(839)	(1,650)
Gain on sale of real estate	(7,046)	—
Impairment loss	—	20,503
Other income	(5,161)	(852)
TOTAL PROFIT FROM ALL SEGMENTS	$140,965	$151,899

20. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three months ended March 31, 2023, the Company recognized $1.1 million reimbursement income in management

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations. During the three months ended March 31, 2022, the Company recognized $1.1 million of such reimbursement income.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of March 31, 2023, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $5.9 million and $6.1 million, respectively, as compared to right-of-use assets and lease liabilities of $7.2 million and $7.3 million, respectively, as of March 31, 2022. During the three months ended March 31, 2023, the Company recognized $0.2 million of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statement of Operations related to these leases. During the three months ended March 31, 2022, the Company recognized $0.2 million of related rental expense.

21. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $48.0 million. As of March 31, 2023, the Company has contributed $34.1 million to these funds, net of distributions, with $13.9 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2023, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of March 31, 2023, the Company had $3.9 million in outstanding letters of credit under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of March 31, 2023, the Company had $208.1 million in related commitments.

22. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. is included as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for interest, net of capitalized interest	$39,943	$16,511
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$147,196	$190,194
Ground lease remeasurement	$3,667	$23,177

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Supplemental cash flow information for Hudson Pacific Properties, L.P. is included as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for interest, net of capitalized interest	$39,943	$16,511
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$147,196	$190,194
Ground lease remeasurement	$3,667	$23,177

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc:

	Three Months Ended March 31,
	2023	2022
BEGINNING OF PERIOD
Cash and cash equivalents	$255,761	$96,555
Restricted cash	29,970	100,321
TOTAL	$285,731	$196,876

END OF PERIOD
Cash and cash equivalents	$163,327	$137,598
Restricted cash	19,571	60,183
TOTAL	$182,898	$197,781

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, L.P.:

	Three Months Ended March 31,
	2023	2022
BEGINNING OF PERIOD
Cash and cash equivalents	$255,761	$96,555
Restricted cash	29,970	100,321
TOTAL	$285,731	$196,876

END OF PERIOD
Cash and cash equivalents	$163,327	$137,598
Restricted cash	19,571	60,183
TOTAL	$182,898	$197,781

23. Subsequent Events

On April 18, 2023, we drew on our unsecured revolving credit facility to settle the Quixote note for consideration of $150.0 million, a $10.0 million discount on the note’s principal balance.

On May 2, 2023, the Writers Guild of America (WGA) labor union elected to strike due to a lack of agreement between the WGA and the Alliance of Motion Picture and Television Producers. The strike has resulted in a halt in domestic film and TV production, and has impacted independent studios and service providers, including the Company’s. Productions at all studios have been disrupted, and there is no indication of when the strike will end.

On May 4, 2023, the Compensation Committee approved the grant under the Second Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (the “Plan”) to Victor J. Coleman, Mark T.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Lammas, Harout K. Diramerian, Arthur X. Suazo, Steven Jaffe and Kay L. Tidwell (collectively, the “Executives”) of performance units of the operating partnership, of which the Company serves as the sole general partner (such units, the “Performance Units”), as well as distribution rights. The Performance Units were granted effective May 4, 2023; the following is a brief description of the material terms and conditions of the Performance Units.

General Description of Performance Units

Performance Units may be issued to eligible participants for the performance of services to or for the benefit of the operating partnership. Performance Units that have not vested generally receive quarterly per-unit distributions equal to ten percent of the distributions made with respect to an equivalent number of common units in the operating partnership (“Common Units”), which equal the per-share distributions on the common stock of the Company (“Common Stock”).

Initially, Performance Units do not have full parity with Common Units with respect to liquidating distributions. If such parity is reached, vested Performance Units may be converted into an equal number of Common Units at any time thereafter, and, upon conversion, enjoy all the rights of Common Units. Common Units are redeemable for cash based on the fair market value of an equivalent number of shares of Common Stock, or, at the election of the Company, an equal number of shares of Common Stock, each subject to adjustment in the event of stock splits, specified extraordinary distributions or similar events.

A partner’s initial capital account balance is equal to the amount the partner paid (or contributed) to the operating partnership for its units and is subject to subsequent adjustments, including with respect to the partner’s share of income, gain or loss of the operating partnership. Because a holder of Performance Units generally will not pay for such units, the initial capital account balance attributable to such units will be zero. However, the operating partnership is required to allocate income, gain, loss and deduction to the partners’ capital accounts in accordance with the terms of the Fifth Amended and Restated Agreement of Limited Partnership of the operating partnership (as may be amended from time to time, the “Partnership Agreement”), subject to applicable Treasury Regulations. The Partnership Agreement provides that holders of Performance Units generally will receive special allocations of gain in the event of an actual sale or “hypothetical sale” of assets of the operating partnership ahead of the allocation of gain to the Company or other limited partners with respect to their Common Units. The amount of such allocation will, to the extent of any such gain, be equal to the difference between the capital account balance of a holder of Performance Units attributable to such units and the Company’s capital account balance attributable to an equivalent number of Common Units. If and when such gain allocation is fully made, a holder of Performance Units will have achieved full parity with holders of Common Units. To the extent that, upon an actual sale or a “hypothetical sale” of the operating partnership’s assets as described above, there is not sufficient gain to allocate to a holder’s capital account with respect to Performance Units, or if such actual sale or “hypothetical sale” does not occur, such units will not achieve parity with Common Units. In order to achieve full parity with Common Units, Performance Units must be fully vested and the holder’s capital account balance in respect of each such Performance Unit must be equal to the per-unit capital account balance with respect to the Common Units owned, directly and indirectly, by the Company.

The term “hypothetical sale” refers to circumstances that are not actual sales of the operating partnership’s assets but that require certain book adjustments to the value of the operating partnership’s assets and the partners’ capital account balances. Specifically, the Partnership Agreement provides that, from time to time, in accordance with applicable Treasury Regulations, the operating partnership will adjust the book value of its assets to equal their respective fair market values, and adjust the partners’ capital accounts, in accordance with the terms of the Partnership Agreement, as if the operating partnership sold its assets for an amount equal to their value. Times for making such adjustments generally include the liquidation of the operating partnership, the acquisition of an additional interest in the operating partnership by a new or existing partner in exchange for more than a de minimis capital contribution, the distribution by the operating partnership to a partner of more than a de minimis amount of partnership property as consideration for an interest in the operating partnership, or in connection with the grant of an interest in the operating partnership (other than a de minimis interest) as consideration for the performance of services to or for the benefit of the operating partnership (including the grant of a Performance Unit).

Performance Units

Vesting. Each Performance Unit award is eligible to vest based on the achievement of operational performance metrics over a one-year performance period beginning January 1, 2023 and ending December 31, 2023.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table shows the dollar-denominated value of the Performance Units awarded to each Executive; the number of Performance Units actually granted will be determined by dividing the dollar-denominated value by the per share grant-date fair value, at maximum, of the applicable portion.

Name	Performance Units
Victor J. Coleman	$2,000,000
Mark T. Lammas	$875,000
Harout K. Diramerian	$312,500
Arthur X. Suazo	$250,000
Steven Jaffe	$250,000
Kay L. Tidwell	$250,000

The operational performance metrics that apply to the Performance Units, and their respective weightings, are as follows:

Operational Goal	Percentage of Performance Units
Leasing Volume	40%
Annual Net Debt to Annual Gross Asset Value	30%
G&A to Consolidated Gross Assets	30%

With respect to each operational performance metric, the applicable portion of the Performance Units is eligible to vest based on the achievement of performance goals at the “Threshold”, “Target” and “Maximum” levels, as follows:

Operational Performance Vesting Percentage
“Below Threshold”	0%
“Threshold Level”	25%
“Target Level”	50%
“Maximum Level”	100%

If performance with respect to an operational performance metric falls between the “Threshold”, “Target” and “Maximum” levels, then the percentage that is eligible to vest will be determined using straight-line interpolation between the applicable levels.

The number of Performance Units that become eligible to vest based on the achievement of operational performance metrics may be adjusted downwards based on the achievement of our total shareholder return compared to the total shareholder return of the FTSE NAREIT Equity Office Index over the three-year performance period commencing January 1, 2023 and ending December 31, 2025, by applying the applicable vesting percentage as set forth in the following table.

Relative TSR Performance Vesting Percentage
“Threshold Level”	60%
“Target Level”	80%
“Maximum Level”	100%

If our relative total shareholder return falls between the “Threshold”, “Target” and “Maximum” levels, then the vesting percentage will be determined using straight-line interpolation between the applicable levels.

Certain Terminations of Employment; Change in Control. If an Executive’s employment is terminated by the Company other than for “cause”, by the Executive for “good reason” or due to death or “disability” (each, as defined in the Executive’s employment agreement), or the performance period ends upon a change in control, then the number of Performance Units that vest will equal the greater of (x) 50% of the Performance Units and (y) the number of Performance Units that would vest based on actual achievement of each operational performance goal and the relative TSR performance through the qualifying termination.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Any Performance Units that do not become fully vested will automatically be cancelled and forfeited as of the date of the qualifying termination without payment of any consideration therefor, and the Executive will have no further right to or interest in such Performance Units. Upon an Executive’s termination of employment for any other reason, any then-unvested Performance Units automatically will be cancelled and forfeited by the Executive.

In addition to these Performance Units, each award entitles its holder to a cash payment equal to the aggregate distributions that would have been paid during the three-year performance period on the total number of Performance Units that vest, had such Performance Units been vested throughout the performance period, but reduced by the aggregate amount of the distributions received during the performance period on the total number of Performance Units granted.

The foregoing description of the awards of the Performance Units is a summary only and does not describe all terms and conditions applicable to these awards. The description is subject to and qualified in its entirety by the terms of the form of Performance Unit Agreement, a copy of which is filed herewith as Exhibit 10.1.

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

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at March 31, 2023, our office portfolio consisted of approximately 15.4 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of March 31, 2023, our studio portfolio consisted of 1.5 million square feet of in-service, repositioning and development properties and our future development portfolio consisted of 3.6 million developable square feet. Our consolidated and unconsolidated portfolio consists of 61 properties (37 wholly-owned properties, 16 properties owned by joint ventures and eight future development properties) located throughout the United States, Western Canada and Greater London, United Kingdom, totaling approximately 20.5 million square feet.

As of March 31, 2023, our in-service office portfolio was 88.7% leased (including leases not yet commenced). Our same-store studio properties were 86.3% leased for the average percent leased for the 12 months ended March 31, 2023.

The following table summarizes our portfolio as of March 31, 2023:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	44	13,574,583	87.6%	88.8%	$54.47
Stabilized non-same store(5)	1	183,123	89.5	89.5	62.10
Total stabilized	45	13,757,706	87.6	88.8	54.57
Lease-up(5)(6)	1	725,416	74.7	86.1	59.82
Total in-service office	46	14,483,122	86.9	88.7	54.80
STUDIO
Same-store(7)	3	1,226,576	86.3	86.3	45.03
Total	3	1,226,576
Repositioning(5)(8)	2	433,259	—	5.2	—
Development(5)(9)	2	787,000	—	—	—
Total repositioning and development	4	1,220,259
Total office and studio properties	53	16,929,957
Future development(10)	8	3,583,589
TOTAL	61	20,513,546
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of March 31, 2023 divided by (ii) total square feet expressed as a percentage, whereas percent leased includes uncommenced leases. Percent leased for studio properties percent occupied reflects the average percent occupied for the 12 months ended March 31, 2023.

3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of March 31, 2023 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of March 31, 2023. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of March 31, 2023. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of March 31, 2023. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended March 31, 2023, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of March 31, 2023.
4.Same-store office for the three months ended March 31, 2023 defined as all properties owned and included in our stabilized office portfolio as of January 1, 2022 and still owned and included in the stabilized office portfolio as of March 31, 2023.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of March 31, 2023.
7.Includes studio properties owned and included in our portfolio as of January 1, 2022 and still owned and included in our portfolio as of March 31, 2023.
8.See Repositioning table below for the office and studio projects under repositioning as of March 31, 2023.
9.Includes 546,000 square feet related to the office development Washington 1000 and 241,000 square feet related to Sunset Glenoaks Studios.
10.Includes pending entitlement to develop approximately 500 residential units at 10900-10950 Washington.

Overview

Business Acquisitions

We had no business acquisitions during the three months ended March 31, 2023.

Property Acquisitions

We had no property acquisitions during the three months ended March 31, 2023.

Property Dispositions

During the three months ended March 31, 2023, the Company sold its Skyway Landing property for $102.0 million. See Part I, Item 1 “Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of March 31, 2023:

	Type	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
Los Angeles, California
Sunset Glenoaks Studios(2)	Studio	Los Angeles	241,000	Q4-2023	Q2-2024
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q1-2024	Q1-2026
Total Under Construction			787,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(3)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(3)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(3)	Residential	Hollywood	33 units/19,816	TBD	TBD
Element LA—Development	Office	West Los Angeles	500,000	TBD	TBD
10900/10950 Washington(4)	Residential	West Los Angeles	N/A	TBD	TBD
San Francisco Bay Area, California
Cloud10	Office	North San Jose	350,000	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(5)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(6)	Studio	Broxbourne	1,167,347	TBD	TBD
Total Future Development Pipeline			3,583,589
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT			4,370,589
_____________
1.Estimated square footage represents management’s estimate of leasable square footage, which may be less or more than the Building Owners and Managers Association (BOMA) rentable area. Square footage may change over time due to re-measurement or re-leasing. For land properties, square footage represents management’s estimate of developable square footage, the majority of which remains subject to entitlement approvals not yet obtained.
2.We own 50% of the ownership interests in the unconsolidated joint venture that owns Sunset Glenoaks Studios.
3.We own 51% of the ownership interests in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.
4.Pending entitlement to develop approximately 500 residential units.
5.We own 20% of the ownership interests in the unconsolidated joint venture that owns Burrard Exchange.
6.We own 35% of the ownership interests in the unconsolidated joint venture that owns Sunset Waltham Cross Studios.

Properties are selected for repositioning when an asset or portions of an asset are taken offline for a change of use or if the asset requires significant base building improvements resulting in substantial down time in occupancy. Subsequently, when the square footage off line reaches 92.0% occupancy, it would be included in our in-service population.

The following table summarizes the portions of office and studio projects currently under repositioning as of March 31, 2023:

Location	Submarket	Square Feet
Repositioning:
Westside Two	West Los Angeles	96,322
875 Howard	San Francisco	96,240
Page Mill Center	Palo Alto	79,056
Metro Plaza	North San Jose	50,847
Rincon Center	San Francisco	36,905
95 Jackson	Pioneer Square	35,905
Sunset Gower Studios	Hollywood	18,594
Palo Alto Square	Palo Alto	12,740
Sunset Las Palmas Studios	Hollywood	6,650
TOTAL REPOSITIONING		433,259

Lease Expirations

The following table summarizes the lease expirations for leases in place as of March 31, 2023, plus available space, beginning January 1, 2023 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share(1)
Year of Lease Expiration	# of Leases Expiring(2)	Square Feet Expiring	Square Footage of Expiring Lease	% of Office Portfolio Square Feet	Annualized Base Rent(3)	% of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(3)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(4)
Vacant		2,575,139	2,464,149	19.6%
Q1-2023	10	82,396	62,531	0.5	$3,636,781	0.6%	$58.16	$3,636,779	$58.16
Q2-2023	43	352,080	299,148	2.4	16,895,575	2.9	56.48	17,117,133	57.22
Q3-2023	41	766,799	535,896	4.3	30,550,590	5.3	57.01	30,725,383	57.33
Q4-2023	51	362,970	329,098	2.6	13,875,233	2.4	42.16	14,009,384	42.57
Total 2023	145	1,564,245	1,226,673	9.8	64,958,179	11.2	52.95	65,488,679	53.39
2024	184	1,784,114	1,510,466	12.0	87,539,362	15.2	57.96	89,850,506	59.49
2025	148	1,893,675	1,553,740	12.4	95,794,247	16.6	61.65	101,499,249	65.33
2026	82	737,131	673,578	5.4	41,865,736	7.2	62.15	45,948,899	68.22
2027	97	994,600	845,868	6.7	50,930,454	8.8	60.21	56,888,885	67.26
2028	49	1,042,599	858,472	6.8	59,847,752	10.4	69.71	68,411,900	79.69
2029	25	401,209	291,978	2.3	21,442,037	3.7	73.44	25,321,620	86.72
2030	19	1,551,784	1,188,651	9.5	57,886,662	10.0	48.70	73,510,429	61.84
2031	14	1,103,292	674,300	5.4	36,725,734	6.4	54.46	50,432,767	74.79
2032	8	241,487	141,297	1.1	8,107,167	1.4	57.38	10,615,939	75.13
Thereafter	19	1,076,943	703,038	5.6	38,836,521	6.7	55.24	56,599,605	80.51
Building management use(5)	38	183,529	158,527	1.3	—	—	—	—	—
Signed leases not commenced	38	271,520	267,620	2.1	13,605,835	2.4	50.84	17,275,356	64.55
Portfolio Total/Weighted Average	866	15,421,267	12,558,357	100.0%	$577,539,686	100.0%	$57.21	$661,843,834	$65.57
_____________
1.Non-GAAP financial measures calculated as the measure on a consolidated basis, in accordance with GAAP, plus our operating partnership’s share of the measure from our unconsolidated joint ventures (calculated based upon the operating partnership’s percentage ownership interest), minus our partners’ share of the measure from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). We believe that presenting HPP’s share of these measures provides useful information to investors regarding the Company’s financial condition and/or results of operations because we have several significant joint ventures and, in some cases, we exercise significant influence over, but does not control, the joint venture. In such instances, GAAP requires us to account for the joint venture entity using the equity method of accounting, which we do not consolidate it for financial reporting purposes. In other cases, GAAP requires us to consolidate the venture even though our partner(s) own(s) a significant percentage interest.
2.Does not include 30 month-to-month leases.
3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of March 31, 2023 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of March 31, 2023. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of March 31, 2023. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of March 31, 2023.
4.ABR per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of March 31, 2023.
5.Reflects management offices occupied by the Company with various expiration dates.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended March 31,
	2023	2022
Renewals(1)
Number of leases	39	47
Square feet	195,417	260,219
Tenant improvement costs per square foot(2)(3)	$11.24	$10.97
Leasing commission costs per square foot(2)	4.63	8.26
Total tenant improvement and leasing commission costs(2)	$15.87	$19.23

New leases(4)
Number of leases	36	34
Square feet	148,652	243,366
Tenant improvement costs per square foot(2)(3)	$66.67	$78.31
Leasing commission costs per square foot(2)	14.39	16.00
Total tenant improvement and leasing commission costs(2)	$81.06	$94.31

TOTAL
Number of leases	75	81
Square feet	344,069	503,585
Tenant improvement costs per square foot(2)(3)	$36.39	$44.34
Leasing commission costs per square foot(2)	9.06	12.10
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$45.45	$56.44
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

Financings

During the three months ended March 31, 2023, there were $50.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

On January 3, 2023, the Company repaid its $110.0 million Series A notes in full.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. represents an update to the more detailed and comprehensive disclosures included in the 2022 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. Accordingly, you should read the following discussion in conjunction with the information included in our 2022 Annual Report on Form 10-K, as well as the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Net Loss

Net loss increased $7.2 million, or 94.6%, to $14.8 million for the three months ended March 31, 2023 compared to $7.6 million for the three months ended March 31, 2022. Net loss increased for the reasons discussed below with respect to the decrease in net operating income for the same period.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2023 and still owned and included in the stabilized portfolio as of March 31, 2023; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
Net loss	$(14,817)	$(7,615)	$(7,202)	94.6%
Adjustments:
Loss (income) from unconsolidated real estate entities	745	(303)	1,048	(345.9)
Fee income	(2,402)	(1,071)	(1,331)	124.3
Interest expense	53,807	30,836	22,971	74.5
Interest income	(371)	(910)	539	(59.2)
Management services reimbursement income—unconsolidated real estate entities	1,064	1,108	(44)	(4.0)
Management services expense—unconsolidated real estate entities	(1,064)	(1,108)	44	(4.0)
Transaction-related expenses	1,186	256	930	363.3
Unrealized gain on non-real estate investments	(839)	(1,650)	811	(49.2)
Gain on sale of real estate	(7,046)	—	(7,046)	—
Impairment loss	—	20,503	(20,503)	(100.0)
Other income	(5,161)	(852)	(4,309)	505.8
General and administrative	18,724	20,512	(1,788)	(8.7)
Depreciation and amortization	97,139	92,193	4,946	5.4
NOI	$140,965	$151,899	$(10,934)	(7.2)%

Same-store NOI	$136,261	$134,162	$2,099	1.6%
Non-same-store NOI	4,704	17,737	(13,033)	(73.5)
NOI	$140,965	$151,899	$(10,934)	(7.2)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended March 31,
	2023	2022
Same-store office
Number of properties	43	43
Rentable square feet	12,058,716	12,058,716
Average % occupied for the period	86.6%	91.7%
Average annual rental rate per square foot	$57.87	$55.46

Same-store studio
Number of properties	3	3
Rentable square feet	1,226,576	1,226,576
Average % leased for the period(1)	86.3%	84.1%
_____________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended March 31,
	2023			2022
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$191,045	$11,612	$202,657	$186,515	$19,677	$206,192
Service and other revenues	2,954	1,022	3,976	3,222	1,986	5,208
Total office revenues	193,999	12,634	206,633	189,737	21,663	211,400

Studio
Rental	13,470	2,783	16,253	12,873	521	13,394
Service and other revenues	8,919	20,458	29,377	7,515	12,204	19,719
Total studio revenues	22,389	23,241	45,630	20,388	12,725	33,113

Total revenues	216,388	35,875	252,263	210,125	34,388	244,513

Operating expenses
Office operating expenses	68,096	5,958	74,054	64,363	9,268	73,631
Studio operating expenses	12,031	25,213	37,244	11,600	7,383	18,983
Total operating expenses	80,127	31,171	111,298	75,963	16,651	92,614

Office NOI	125,903	6,676	132,579	125,374	12,395	137,769
Studio NOI	10,358	(1,972)	8,386	8,788	5,342	14,130
NOI	$136,261	$4,704	$140,965	$134,162	$17,737	$151,899

The following table gives further detail on our change in NOI:

	Three Months Ended March 31, 2023 as compared to Three Months Ended March 31, 2022
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$4,530	2.4%	$(8,065)	(41.0)%	$(3,535)	(1.7)%
Service and other revenues	(268)	(8.3)	(964)	(48.5)	(1,232)	(23.7)
Total office revenues	4,262	2.2	(9,029)	(41.7)	(4,767)	(2.3)

Studio
Rental	597	4.6	2,262	434.2	2,859	21.3
Service and other revenues	1,404	18.7	8,254	67.6	9,658	49.0
Total studio revenues	2,001	9.8	10,516	82.6	12,517	37.8

Total revenues	6,263	3.0	1,487	4.3	7,750	3.2

Operating expenses
Office operating expenses	3,733	5.8	(3,310)	(35.7)	423	0.6
Studio operating expenses	431	3.7	17,830	241.5	18,261	96.2
Total operating expenses	4,164	5.5	14,520	87.2	18,684	20.2

Office NOI	529	0.4	(5,719)	(46.1)	(5,190)	(3.8)
Studio NOI	1,570	17.9	(7,314)	(136.9)	(5,744)	(40.7)
NOI	$2,099	1.6%	$(13,033)	(73.5)%	$(10,934)	(7.2)%

NOI decreased $10.9 million, or 7.2%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily resulting from:

•a $13.0 million decrease in non-same-store NOI driven by:
•a decrease in studio NOI of $7.3 million driven by a slowdown in production rentals activity in anticipation of a potential strike by the Writers Guild of America; and
•a decrease in office NOI of $5.7 million primarily due to:
•an $8.1 million decrease in rental revenues primarily resulting from the sales of our Northview Center, 6922 Hollywood and Skyway Landing properties in August 2022, October 2022 and February 2023, respectively, as well as lease expirations at our 10900-10950 Washington and Metro Center properties; and
•a $1.0 million decrease in service and other revenues primarily due to a reduction in parking revenues in connection with the sales of the properties listed above;
•partially offset by a $3.3 million decrease in operating expenses due to the aforementioned property sales.
•a $2.1 million increase in same-store NOI driven by:
•an increase in studio NOI of $1.6 million primarily due to:
•a $1.4 million increase in service and other revenues and a $0.6 million increase in rental revenues due to increased activity at Sunset Gower, Sunset Bronson and Sunset Las Palmas studios for resident television productions;
•partially offset by a $0.4 million increase in studio operating expenses corresponding to the increased studio activity, which was partially offset by a decrease in ground rent expense at Sunset Gower Studios due to the acquisition of the related land in May 2022.

•an increase in office NOI of $0.5 million primarily due to:
•a $4.5 million increase in rental revenues mainly driven by the commencement of must-take parking and recoveries revenue at our One Westside property in July 2022 and higher percentage rent at our Ferry building property, partially offset by lease terminations at our Skyport Plaza and 505 First properties;
•partially offset by a $3.7 million increase in operating expenses, predominantly engineering, cleaning and utilities, resulting from a colder winter in 2023 and higher utilization of office space due to an increase in the number of tenant employees returning to in-person work; and
•a $0.3 million decrease in service and other revenues primarily resulting from lease cancellation fees at our 11601 Wilshire and Shorebreeze properties in the first quarter of 2022 partially offset by increases in visitor parking at several properties across our same-store portfolio during the first quarter of 2023.

Other Income (Expenses)

Loss (income) from unconsolidated real estate entities

Income from our unconsolidated real estate entities decreased by $1.0 million, or 345.9%, to $0.7 million of loss for the three months ended March 31, 2023 compared to $0.3 million of income for the three months ended March 31, 2022. The decrease was primarily driven by higher interest expense at the unconsolidated entities due to an increase in the average reference rates for variable rate debt.

Fee income

We recognized fee income of $2.4 million for the three months ended March 31, 2023 compared to $1.1 million for the three months ended March 31, 2022. Fee income represents the management fee income earned from the unconsolidated real estate entities. The increase is primarily due to the recognition of fee income related to development oversight services provided to the Sunset Waltham Cross joint venture commencing during the fourth quarter of 2022.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Gross interest expense	$57,063	$30,731	$26,332	85.7%
Capitalized interest	(6,862)	(3,285)	(3,577)	108.9
Amortization of deferred financing costs and loan discounts/premiums	3,606	3,390	216	6.4
TOTAL	$53,807	$30,836	$22,971	74.5%

Gross interest expense increased $26.3 million, or 85.7%, to $57.1 million for the three months ended March 31, 2023 compared to $30.7 million for the three months ended March 31, 2022. The increase was primarily driven by an increase in the average reference rates for the Company’s variable rate debt, increases in the average outstanding borrowings on the Company’s unsecured revolving credit facility and One Westside construction loan and interest incurred on the Quixote secured note and the 5.95% registered senior notes, which were issued in August 2022 and September 2022, respectively. The overall increase was partially offset by a decrease in interest expense due to the repayment of the Series A notes in January 2023.

Capitalized interest increased $3.6 million, or 108.9%, to $6.9 million for the three months ended March 31, 2023 compared to $3.3 million for the three months ended March 31, 2022. The increase was primarily driven by development activity at Washington 1000, which was acquired in April 2022, as well as redevelopment activities at our Westside Two and 10900-10950 Washington properties.

Amortization of deferred financing costs and loan discounts/premiums increased $0.2 million, or 6.4%, to $3.6 million for the three months ended March 31, 2023 compared to $3.4 million for the three months ended March 31, 2022. The increase was primarily driven by the amortization of new issuance costs associated with the 5.95% registered senior notes, which were issued in September 2022.

Interest income

Interest income decreased $0.5 million, or 59.2%, to $0.4 million for the three months ended March 31, 2023 compared to $0.9 million for the three months ended March 31, 2022. The decrease was primarily driven by the maturity of the U.S. Government securities in June 2022.

Unrealized gain on non-real estate investments

We recognized an unrealized gain on non-real estate investments of $0.8 million for the three months ended March 31, 2023 compared to an unrealized gain on non-real estate investments of $1.7 million for the three months ended March 31, 2022. The activity in both periods is due to the observable changes in the fair value of the investments.

Gain on sale of real estate

During the three months ended March 31, 2023, we recognized a $7.0 million gain on the sale of our Skyway Landing property. No gain or loss on sale was recognized during the three months ended March 31, 2022.

Impairment loss

We did not recognize any impairment charges during the three months ended March 31, 2023. During the three months ended March 31, 2022, we recognized an impairment loss of $20.5 million, $12.0 million of which was due to a reduction in the estimated fair value of our Del Amo property and $8.5 million of which was due to the full impairment of the Zio trade name in connection with a rebranding of the business under the Company’s Sunset Studios platform.

Other income

Other income increased $4.3 million, or 505.8%, to $5.2 million for the three months ended March 31, 2023 compared to $0.9 million for the three months ended March 31, 2022. The increase was predominantly related to an income tax benefit recorded in the first quarter of 2023 related to the studio service-related businesses.

General and administrative expenses

General and administrative expenses decreased $1.8 million, or 8.7%, to $18.7 million for the three months ended March 31, 2023 compared to $20.5 million for the three months ended March 31, 2022. The decrease was primarily driven by a decrease in payroll and non-cash executive compensation, professional fees, travel and entertainment and office expenses.

Depreciation and amortization expense

Depreciation and amortization expense increased $4.9 million, or 5.4%, to $97.1 million for the three months ended March 31, 2023 compared to $92.2 million for the three months ended March 31, 2022. The increase was primarily related to the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Quixote transaction in August 2022.

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
•proceeds from joint venture partners;
•proceeds from the Sunset Glenoaks Studios construction loan (unconsolidated joint venture); and
•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had approximately $163.3 million of cash and cash equivalents at March 31, 2023. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service fees and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through March 31, 2023. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of March 31, 2023, we had total borrowing capacity of $1.0 billion under our unsecured revolving credit facility, $335.0 million of which had been drawn. As of March 31, 2023, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and Westside Two properties, $321.2 million of which had been drawn. As of March 31, 2023, we had total borrowing capacity of $100.6 million under the Sunset Glenoaks Studios construction loan (unconsolidated joint venture), of which $55.1 million had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our total consolidated market capitalization (counting Series A preferred units as debt) as of March 31, 2023 (in thousands, except percentage):

March 31, 2023
Unsecured and secured debt(1)	$4,454,665
Series A redeemable preferred units	9,815
Total consolidated debt	4,464,480
Equity capitalization(2)	1,397,834
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$5,862,314
_____________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $6.65, as reported by the NYSE, on March 31, 2023 as well as the aggregate value of the Series C preferred stock liquidation preference as of March 31, 2023.

Outstanding Indebtedness

The following table sets forth information as of March 31, 2023 and December 31, 2022 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	March 31, 2023	December 31, 2022
Unsecured debt	$2,500,000	$2,660,000
Secured debt	$1,954,665	$1,950,088
In-substance defeased debt	$—	$—
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of March 31, 2023.

Liquidity Uses

Contractual Obligations

During the three months ended March 31, 2023, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2022 Annual Report on Form 10-K. See Part I, Item 1 “Note 10 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. See Part I, Item 1 “Note 13 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. See Part I, Item 1 “Note 21 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

A comparison of our cash flow activity is as follows:

	Year Ended March 31,
	2023	2022	Dollar Change	Percent Change
Net cash provided by operating activities	$92,516	$95,454	$(2,938)	(3.1)%
Net cash provided by (used in) investing activities	$10,499	$(72,269)	$82,768	(114.5)%
Net cash used in financing activities	$(205,848)	$(22,280)	$(183,568)	823.9%

Cash and cash equivalents and restricted cash were $182.9 million and $285.7 million at March 31, 2023 and December 31, 2022, respectively.

Operating Activities

Net cash provided by operating activities decreased by $2.9 million, or 3.1%, to $92.5 million for the three months ended March 31, 2023 compared to $95.5 million for the three months ended March 31, 2022. The change primarily resulted from the sales of our Northview Center, 6922 Hollywood and Skyway Landing properties in August 2022, October 2022 and February 2023, respectively.

Investing Activities

Net cash provided by investing activities increased by $82.8 million, or 114.5%, to $10.5 million for the three months ended March 31, 2023 compared to $72.3 million of net cash used in investing activities for the three months ended March 31, 2022. The change primarily resulted from $100.4 million of proceeds from the sale of our Skyway Landing property in February 2023 and a $9.6 million decrease in contributions to non-real estate investments, partially offset by a $23.7 million increase in additions to investment in real estate and a $5.1 million increase in contributions to unconsolidated real estate entities during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Financing Activities

Net cash used in financing activities increased $183.6 million, or 823.9%, to $205.8 million for the three months ended March 31, 2023 compared to $22.3 million for the three months ended March 31, 2022. The change primarily resulted from $212.0 million of payments of unsecured and secured debt and a $180.1 million decrease in proceeds from unsecured and secured debt during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, partially offset by a $200.0 million cash outflow for the accelerated share repurchase program in 2022.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of March 31, 2023 (in thousands):

	Principal Amount	Interest Rate	Contractual Maturity Date	HPP’s Share
Bentall Centre(1)	$491,668	CDOR + 1.75%	7/1/2024	$98,333
Sunset Glenoaks Studios(2)	$55,149	SOFR + 3.10%	1/9/2025	$27,575
_____________
(1)We own 20% of the ownership interests in the unconsolidated real estate investment that owns Bentall Centre. The loan was transacted in Canadian dollars. The principal balance is shown in U.S. dollars using the foreign currency exchange rate as of March 31, 2023. The floating interest rate on the full principal amount has been effectively capped at 4.56% through the use of an interest rate cap.
(2)We own 50% of the ownership interests in the unconsolidated real estate investment that owns the Sunset Glenoaks Studios development. This loan has an initial interest rate of SOFR + 3.10% per annum until the construction at Sunset Glenoaks Studios is complete and certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The total capacity of the loan is $100.6 million. As of March 31, 2023, we have $45.5 million undrawn. The floating interest rate on the full principal amount has been effectively capped at 4.50% through the use of an interest rate cap.

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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(14,817)	$(7,615)
Adjustments:
Depreciation and amortization—consolidated	97,139	92,193
Depreciation and amortization—non-real estate assets	(8,392)	(4,432)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	1,263	1,369
Gain on sale of real estate	(7,046)	—
Impairment loss—real estate assets	—	12,003
Unrealized gain on non-real estate investments	(839)	(1,650)
FFO attributable to non-controlling interests	(13,637)	(20,004)
FFO attributable to preferred shares and units	(5,200)	(5,443)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$48,471	$66,421

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2022 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2023 to the information provided in Part II, Item 7A, of our 2022 Annual Report on Form 10-K.

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

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our 2022 Annual Report on Form 10-K. Please review the Risk Factors set forth in our 2022 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the first quarter of 2023, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the first quarter of 2023, we issued an aggregate of 33,928 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which 12,237 shares of common stock were forfeited to us in connection with tax withholding obligations for a net issuance of 21,691 shares of common stock. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the first quarter of 2023, our operating partnership issued an aggregate of 21,691 units to us in connection with these transactions. The operating partnership also issued 326,620 long-term incentive plan units during the first quarter of 2023.

All other issuances of unregistered equity securities of our operating partnership during the three months ended March 31, 2023 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $9.1 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table summarizes the repurchases of the Company equity securities during the first quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Yet Be Purchased Under The Plans or Programs(2)(3)
March 1 - March 31, 2023	199,637	(1)	$7.44	187,400	$35,250,164
TOTAL	199,637		$7.44	187,400
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.4	Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	November 16, 2021
3.5	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
10.1	Form of Performance-Based LTIP Unit Agreement.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 9, 2023	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 9, 2023	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 9, 2023	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 9, 2023	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)