Form 10-Q
period 2023-06-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2023-08-04
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at July 28, 2023 was 140,937,702.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2023 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of June 30, 2023, Hudson Pacific Properties, Inc. owned approximately 97.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 2.8% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors, including unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Investment in real estate, at cost	$8,856,229	$8,716,572
Accumulated depreciation and amortization	(1,686,943)	(1,541,271)
Investment in real estate, net	7,169,286	7,175,301
Non-real estate property, plant and equipment, net	119,526	130,289
Cash and cash equivalents	109,220	255,761
Restricted cash	18,583	29,970
Accounts receivable, net	18,921	16,820
Straight-line rent receivables, net	294,050	279,910
Deferred leasing costs and intangible assets, net	371,525	393,842
Operating lease right-of-use assets	393,911	401,051
Prepaid expenses and other assets, net	128,836	98,837
Investment in unconsolidated real estate entities	218,422	180,572
Goodwill	263,549	263,549
Assets associated with real estate held for sale	—	93,238
TOTAL ASSETS	$9,105,829	$9,319,140

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$4,473,107	$4,585,862
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	274,294	264,098
Operating lease liabilities	395,170	399,801
Intangible liabilities, net	30,798	34,091
Security deposits, prepaid rent and other	92,021	83,797
Liabilities associated with real estate held for sale	—	665
Total liabilities	5,331,526	5,434,450

Commitments and contingencies (note 21)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	119,136	125,044

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at June 30, 2023 and December 31, 2022	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 140,937,702 and 141,054,478 shares outstanding at June 30, 2023 and December 31, 2022, respectively	1,403	1,409
Additional paid-in capital	2,783,858	2,889,967
Accumulated other comprehensive income (loss)	6,413	(11,272)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,216,674	3,305,104
Non-controlling interest—members in consolidated real estate entities	355,270	377,756
Non-controlling interest—units in the operating partnership	73,408	66,971
Total equity	3,645,352	3,749,831
TOTAL LIABILITIES AND EQUITY	$9,105,829	$9,319,140

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Office
Rental	$203,486	$211,836	$406,143	$418,028
Service and other revenues	3,805	4,408	7,781	9,616
Total office revenues	207,291	216,244	413,924	427,644
Studio
Rental	16,374	13,438	32,627	26,832
Service and other revenues	21,503	21,748	50,880	41,467
Total studio revenues	37,877	35,186	83,507	68,299
Total revenues	245,168	251,430	497,431	495,943
OPERATING EXPENSES
Office operating expenses	76,767	78,558	150,821	152,189
Studio operating expenses	34,679	20,686	71,923	39,669
General and administrative	18,941	21,871	37,665	42,383
Depreciation and amortization	98,935	91,438	196,074	183,631
Total operating expenses	229,322	212,553	456,483	417,872
OTHER INCOME (EXPENSES)
(Loss) income from unconsolidated real estate entities	(715)	1,780	(1,460)	2,083
Fee income	2,284	1,140	4,686	2,211
Interest expense	(54,648)	(33,719)	(108,455)	(64,555)
Interest income	236	920	607	1,830
Management services reimbursement income—unconsolidated real estate entities	1,059	1,068	2,123	2,176
Management services expense—unconsolidated real estate entities	(1,059)	(1,068)	(2,123)	(2,176)
Transaction-related expenses	2,530	(1,126)	1,344	(1,382)
Unrealized loss on non-real estate investments	(843)	(1,818)	(4)	(168)
Gain on extinguishment of debt	10,000	—	10,000	—
Gain on sale of real estate	—	—	7,046	—
Impairment loss	—	(3,250)	—	(23,753)
Other income (expense)	138	(21)	135	(9)
Total other expenses	(41,018)	(36,094)	(86,101)	(83,743)
(Loss) income before income tax (provision) benefit	(25,172)	2,783	(45,153)	(5,672)
Income tax (provision) benefit	(6,302)	763	(1,140)	1,603
Net (loss) income	(31,474)	3,546	(46,293)	(4,069)
Net income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Net income attributable to Series C preferred shares	(5,047)	(5,047)	(10,094)	(10,337)
Net income attributable to participating securities	(297)	(300)	(850)	(594)
Net income attributable to non-controlling interest in consolidated real estate entities	(346)	(7,081)	(1,377)	(15,642)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	508	1,506	1,402	3,396
Net loss attributable to common units in the operating partnership	646	93	928	323
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(36,163)	$(7,436)	$(56,590)	$(27,229)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(0.26)	$(0.05)	$(0.40)	$(0.19)
Net loss attributable to common stockholders—diluted	$(0.26)	$(0.05)	$(0.40)	$(0.19)
Weighted average shares of common stock outstanding—basic	140,909,747	143,816,698	140,967,066	146,487,388
Weighted average shares of common stock outstanding—diluted	140,909,747	143,816,698	140,967,066	146,487,388
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(31,474)	$3,546	$(46,293)	$(4,069)
Currency translation adjustments	3,760	(7,088)	5,774	(8,449)
Net unrealized gains on derivative instruments:
Unrealized gains	12,312	1,516	13,033	4,560
Reclassification adjustment for realized gains	(962)	(916)	(248)	(1,495)
Total net unrealized gains on derivative instruments	11,350	600	12,785	3,065
Total other comprehensive income (loss)	15,110	(6,488)	18,559	(5,384)
Comprehensive loss	(16,364)	(2,942)	(27,734)	(9,453)
Comprehensive income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,047)	(10,094)	(10,337)
Comprehensive income attributable to participating securities	(297)	(300)	(850)	(594)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(482)	(7,081)	(1,748)	(15,642)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	508	1,506	1,402	3,396
Comprehensive loss attributable to non-controlling interest in the operating partnership	232	206	425	417
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(21,603)	$(13,811)	$(38,905)	$(32,519)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2023
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, March 31, 2023	$425,000	140,888,769	$1,403	$2,835,061	$—	$(8,147)	$69,605	$375,960	$3,698,882
Contributions	—	—	—	—	—	—	—	7,708	7,708
Distributions	—	—	—	—	—	—	—	(28,880)	(28,880)
Issuance of unrestricted stock	—	48,933	—	—	—	—	—	—	—
Declared dividend	(5,047)	—	—	(53,591)	35,866	—	(570)	—	(23,342)
Amortization of stock-based compensation	—	—	—	2,388	—	—	4,605	—	6,993
Net income (loss)	5,047	—	—	—	(35,866)	—	(646)	346	(31,119)
Other comprehensive income	—	—	—	—	—	14,560	414	136	15,110
Balance, June 30, 2023	$425,000	140,937,702	$1,403	$2,783,858	$—	$6,413	$73,408	$355,270	$3,645,352

Balance, December 31, 2022	$425,000	141,054,478	$1,409	$2,889,967	$—	$(11,272)	$66,971	$377,756	$3,749,831
Contributions	—	—	—	—	—	—	—	14,205	14,205
Distributions	—	—	—	—	—	—	—	(38,439)	(38,439)
Issuance of unrestricted stock	—	82,861	—	—	—	—	—	—	—
Shares repurchased	—	(187,400)	(6)	(1,363)	—	—	—	—	(1,369)
Shares withheld to satisfy tax withholding obligations	—	(12,237)	—	(87)	—	—	—	—	(87)
Declared dividend	(10,094)	—	—	(108,959)	55,738	—	(1,739)	—	(65,054)
Amortization of stock-based compensation	—	—	—	4,300	—	—	8,601	—	12,901
Net income (loss)	10,094	—	—	—	(55,738)	—	(928)	1,377	(45,195)
Other comprehensive income	—	—	—	—	—	17,685	503	371	18,559
Balance, June 30, 2023	$425,000	140,937,702	$1,403	$2,783,858	$—	$6,413	$73,408	$355,270	$3,645,352

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2022
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, March 31, 2022	$425,000	144,559,168	$1,445	$3,063,500	$—	$(676)	$55,254	$398,941	$3,943,464
Contributions		—	—	—	—	—	—	12,833	12,833
Distributions	—	—	—	—	—	—	—	(34,148)	(34,148)
Transaction costs		—	—	(138)	—	—	—	—	(138)
Issuance of unrestricted stock	—	24,564	—	—	—	—	—	—	—
Shares repurchased		(2,105,359)	(21)	(37,185)	—	—	—	—	(37,206)
Accelerated share repurchase		(869,037)	(9)	9			—	—	—
Declared dividend	(5,047)	—	—	(42,863)	7,136	—	(679)	—	(41,453)
Amortization of stock-based compensation	—	—	—	2,343	—	—	4,623	—	6,966
Net income (loss)	5,047	—	—	—	(7,136)	—	(93)	7,081	4,899
Other comprehensive loss	—	—	—	—	—	(6,375)	(113)	—	(6,488)
Balance, June 30, 2022	$425,000	141,609,336	$1,415	$2,985,666	$—	$(7,051)	$58,992	$384,707	$3,848,729

Balance, December 31, 2021	$425,000	151,124,543	$1,511	$3,317,072	$—	$(1,761)	$52,199	$402,971	4,196,992
Contributions	—	—	—	—	—	—	—	15,457	15,457
Distributions	—	—	—	—	—	—	—	(49,363)	(49,363)
Transaction costs	—	—	—	(214)	—	—	—	—	(214)
Issuance of unrestricted stock	—	32,861	—	—	—	—	—	—	—
Shares repurchased	—	(2,105,359)	(21)	(37,185)	—	—	—	—	(37,206)
Accelerated share repurchase	—	(7,442,709)	(75)	(199,925)	—	—	—	—	(200,000)
Declared dividend	(10,337)	—	—	(98,625)	26,635	—	(1,358)	—	(83,685)
Amortization of stock-based compensation	—	—	—	4,543	—	—	8,568	—	13,111
Net income (loss)	10,337	—	—	—	(26,635)	—	(323)	15,642	(979)
Other comprehensive loss	—	—	—	—	—	(5,290)	(94)	—	(5,384)
Balance, June 30, 2022	$425,000	141,609,336	$1,415	$2,985,666	$—	$(7,051)	$58,992	$384,707	$3,848,729

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,293)	$(4,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	196,074	183,631
Non-cash interest expense	14,905	3,272
Amortization of stock-based compensation	11,547	11,322
Loss (income) from unconsolidated real estate entities	1,460	(2,083)
Unrealized loss on non-real estate investments	4	168
Straight-line rents	(14,111)	(27,621)
Straight-line rent expenses	2,509	844
Amortization of above- and below-market leases, net	(3,239)	(4,692)
Amortization of above- and below-market ground leases, net	1,377	1,355
Amortization of lease incentive costs	603	863
Distribution of income from unconsolidated real estate entities	—	688
Impairment loss	—	23,753
Earnout liability fair value adjustment	(3,017)	—
Gain on sale of real estate	(7,046)	—
Deferred tax provision (benefit)	916	(1,500)
Change in operating assets and liabilities:
Accounts receivable	(1,989)	9,744
Deferred leasing costs and lease intangibles	(9,619)	(9,807)
Prepaid expenses and other assets	(23,474)	(12,898)
Accounts payable, accrued liabilities and other	22,993	19,428
Security deposits, prepaid rent and other	8,083	(2,256)
Net cash provided by operating activities	151,683	190,142
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	100,441	—
Additions to investment in real estate	(155,948)	(113,605)
Property acquisitions	—	(87,970)
Maturities of U.S. Government securities	—	129,300
Contributions to non-real estate investments	(3,339)	(11,974)
Proceeds from sales of non-real estate investments	503	—
Distributions from non-real estate investments	—	329
Distributions from unconsolidated real estate entities	1,895	883
Contributions to unconsolidated real estate entities	(35,313)	(14,892)
Additions to non-real estate property, plant and equipment	(1,650)	(6,325)
Net cash used in investing activities	(93,411)	(104,254)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	263,356	389,327
Payments of unsecured and secured debt	(384,000)	—
Payments of in-substance defeased debt	—	(1,815)
Transaction costs	—	(214)
Repurchases of common stock	(1,369)	(34,688)
Accelerated share repurchase	—	(200,000)
Dividends paid to common stock and unitholders	(54,960)	(73,348)
Dividends paid to preferred stock and unitholders	(10,400)	(12,924)
Contributions from redeemable non-controlling members in consolidated real estate entities	—	375
Distributions to redeemable non-controlling members in consolidated real estate entities	(4,506)	(8)
Contributions from non-controlling members in consolidated real estate entities	14,205	15,457
Distributions to non-controlling members in consolidated real estate entities	(38,439)	(49,363)
Payments to satisfy tax withholding obligations	(87)	—
Net cash (used in) provided by financing activities	(216,200)	32,799
Net (decrease) increase in cash and cash equivalents and restricted cash	(157,928)	118,687
Cash and cash equivalents and restricted cash—beginning of period	285,731	196,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$127,803	$315,563
The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Investment in real estate, at cost	$8,856,229	$8,716,572
Accumulated depreciation and amortization	(1,686,943)	(1,541,271)
Investment in real estate, net	7,169,286	7,175,301
Non-real estate property, plant and equipment, net	119,526	130,289
Cash and cash equivalents	109,220	255,761
Restricted cash	18,583	29,970
Accounts receivable, net	18,921	16,820
Straight-line rent receivables, net	294,050	279,910
Deferred leasing costs and intangible assets, net	371,525	393,842
Operating lease right-of-use assets	393,911	401,051
Prepaid expenses and other assets, net	128,836	98,837
Investment in unconsolidated real estate entities	218,422	180,572
Goodwill	263,549	263,549
Assets associated with real estate held for sale	—	93,238
TOTAL ASSETS	$9,105,829	$9,319,140

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$4,473,107	$4,585,862
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	274,294	264,098
Operating lease liabilities	395,170	399,801
Intangible liabilities, net	30,798	34,091
Security deposits, prepaid rent and other	92,021	83,797
Liabilities associated with real estate held for sale	—	665
Total liabilities	5,331,526	5,434,450

Commitments and contingencies (note 21)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	119,136	125,044

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at June 30, 2023 and December 31, 2022	425,000	425,000
Common units, 143,456,164 and 143,246,320 outstanding at June 30, 2023 and December 31, 2022, respectively	2,858,354	2,958,535
Accumulated other comprehensive income (loss)	6,728	(11,460)
Total Hudson Pacific Properties, L.P. partners’ capital	3,290,082	3,372,075
Non-controlling interest—members in consolidated real estate entities	355,270	377,756
Total capital	3,645,352	3,749,831
TOTAL LIABILITIES AND CAPITAL	$9,105,829	$9,319,140

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Office
Rental	$203,486	$211,836	$406,143	$418,028
Service and other revenues	3,805	4,408	7,781	9,616
Total office revenues	207,291	216,244	413,924	427,644
Studio
Rental	16,374	13,438	32,627	26,832
Service and other revenues	21,503	21,748	50,880	41,467
Total studio revenues	37,877	35,186	83,507	68,299
Total revenues	245,168	251,430	497,431	495,943
OPERATING EXPENSES
Office operating expenses	76,767	78,558	150,821	152,189
Studio operating expenses	34,679	20,686	71,923	39,669
General and administrative	18,941	21,871	37,665	42,383
Depreciation and amortization	98,935	91,438	196,074	183,631
Total operating expenses	229,322	212,553	456,483	417,872
OTHER INCOME (EXPENSES)
(Loss) income from unconsolidated real estate entities	(715)	1,780	(1,460)	2,083
Fee income	2,284	1,140	4,686	2,211
Interest expense	(54,648)	(33,719)	(108,455)	(64,555)
Interest income	236	920	607	1,830
Management services reimbursement income—unconsolidated real estate entities	1,059	1,068	2,123	2,176
Management services expense—unconsolidated real estate entities	(1,059)	(1,068)	(2,123)	(2,176)
Transaction-related expenses	2,530	(1,126)	1,344	(1,382)
Unrealized loss on non-real estate investments	(843)	(1,818)	(4)	(168)
Gain on sale of real estate	—	—	7,046	—
Impairment loss	—	(3,250)	—	(23,753)
Gain on extinguishment of debt	10,000	—	10,000	—
Other income (expense)	138	(21)	135	(9)
Total other expenses	(41,018)	(36,094)	(86,101)	(83,743)
(Loss) income before income tax benefit (provision)	(25,172)	2,783	(45,153)	(5,672)
Income tax (provision) benefit	(6,302)	763	(1,140)	1,603
Net (loss) income	(31,474)	3,546	(46,293)	(4,069)
Net income attributable to non-controlling interest in consolidated real estate entities	(346)	(7,081)	(1,377)	(15,642)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	508	1,506	1,402	3,396
Net loss attributable to Hudson Pacific Properties, L.P.	(31,312)	(2,029)	(46,268)	(16,315)
Net income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Net income attributable to Series C preferred units	(5,047)	(5,047)	(10,094)	(10,337)
Net income attributable to participating securities	(297)	(300)	(850)	(594)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(36,809)	$(7,529)	$(57,518)	$(27,552)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(0.26)	$(0.05)	$(0.40)	$(0.19)
Net loss attributable to common unitholders—diluted	$(0.26)	$(0.05)	$(0.40)	$(0.19)
Weighted average shares of common units outstanding—basic	143,428,209	145,662,962	143,379,060	148,332,424
Weighted average shares of common units outstanding—diluted	143,428,209	145,662,962	143,379,060	148,332,424
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(31,474)	$3,546	$(46,293)	$(4,069)
Currency translation adjustments	3,760	(7,088)	5,774	(8,449)
Net unrealized gains on derivative instruments:
Unrealized gains	12,312	1,516	13,033	4,560
Reclassification adjustment for realized gains	(962)	(916)	(248)	(1,495)
Total net unrealized gains on derivative instruments	11,350	600	12,785	3,065
Total other comprehensive income (loss)	15,110	(6,488)	18,559	(5,384)
Comprehensive loss	(16,364)	(2,942)	(27,734)	(9,453)
Comprehensive income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,047)	(10,094)	(10,337)
Comprehensive income attributable to participating securities	(297)	(300)	(850)	(594)
Comprehensive income attributable to non-controlling interest in consolidated real estate entities	(482)	(7,081)	(1,748)	(15,642)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	508	1,506	1,402	3,396
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(21,835)	$(14,017)	$(39,330)	$(32,936)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2023
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, March 31, 2023	$425,000	143,407,231	$2,906,168	$(8,246)	$3,322,922	$375,960	$3,698,882
Contributions	—	—	—	—	—	7,708	7,708
Distributions	—	—	—	—	—	(28,880)	(28,880)
Issuance of unrestricted units	—	48,933	—	—	—	—	—
Declared distributions	(5,047)	—	(18,295)	—	(23,342)	—	(23,342)
Amortization of unit-based compensation	—	—	6,993	—	6,993	—	6,993
Net income (loss)	5,047	—	(36,512)	—	(31,465)	346	(31,119)
Other comprehensive income	—	—	—	14,974	14,974	136	15,110
Balance, June 30, 2023	$425,000	143,456,164	$2,858,354	$6,728	$3,290,082	$355,270	$3,645,352

Balance, December 31, 2022	$425,000	143,246,320	$2,958,535	$(11,460)	$3,372,075	$377,756	$3,749,831
Contributions	—	—	—	—	—	14,205	14,205
Distributions	—	—	—	—	—	(38,439)	(38,439)
Issuance of unrestricted units	—	409,481	—	—	—	—	—
Repurchase of common units	—	(187,400)	(1,369)	—	(1,369)	—	(1,369)
Units withheld to satisfy tax withholding obligations	—	(12,237)	(87)	—	(87)	—	(87)
Declared distributions	(10,094)	—	(54,960)	—	(65,054)	—	(65,054)
Amortization of unit-based compensation	—	—	12,901	—	12,901	—	12,901
Net income (loss)	10,094	—	(56,666)	—	(46,572)	1,377	(45,195)
Other comprehensive income	—	—	—	18,188	18,188	371	18,559
Balance, June 30, 2023	$425,000	143,456,164	$2,858,354	$6,728	$3,290,082	$355,270	$3,645,352

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

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,293)	$(4,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	196,074	183,631
Non-cash interest expense	14,905	3,272
Amortization of unit-based compensation	11,547	11,322
Loss (income) from unconsolidated real estate entities	1,460	(2,083)
Unrealized loss on non-real estate investments	4	168
Straight-line rents	(14,111)	(27,621)
Straight-line rent expenses	2,509	844
Amortization of above- and below-market leases, net	(3,239)	(4,692)
Amortization of above- and below-market ground leases, net	1,377	1,355
Amortization of lease incentive costs	603	863
Distribution of income from unconsolidated real estate entities	—	688
Impairment loss	—	23,753
Earnout liability fair value adjustment	(3,017)	—
Gain on sale of real estate	(7,046)	—
Deferred tax provision (benefit)	916	(1,500)
Change in operating assets and liabilities:
Accounts receivable	(1,989)	9,744
Deferred leasing costs and lease intangibles	(9,619)	(9,807)
Prepaid expenses and other assets	(23,474)	(12,898)
Accounts payable, accrued liabilities and other	22,993	19,428
Security deposits, prepaid rent and other	8,083	(2,256)
Net cash provided by operating activities	151,683	190,142
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	100,441	—
Additions to investment in real estate	(155,948)	(113,605)
Property acquisitions	—	(87,970)
Maturities of U.S. Government securities	—	129,300
Contributions to non-real estate investments	(3,339)	(11,974)
Proceeds from sale of non-real estate investment	503	—
Distributions from non-real estate investments	—	329
Distributions from unconsolidated real estate entities	1,895	883
Contributions to unconsolidated real estate entities	(35,313)	(14,892)
Additions to non-real estate property, plant and equipment	(1,650)	(6,325)
Net cash used in investing activities	(93,411)	(104,254)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	263,356	389,327
Payments of unsecured and secured debt	(384,000)	—
Payments of in-substance defeased debt	—	(1,815)
Transaction costs	—	(214)
Repurchases of common units	(1,369)	(234,688)
Distributions paid to common unitholders	(54,960)	(73,348)
Distributions paid to preferred unitholders	(10,400)	(12,924)
Contributions from redeemable non-controlling members in consolidated real estate entities	—	375
Distributions to redeemable non-controlling members in consolidated real estate entities	(4,506)	(8)
Contributions from non-controlling members in consolidated real estate entities	14,205	15,457
Distributions to non-controlling members in consolidated real estate entities	(38,439)	(49,363)
Payments to satisfy tax withholding obligations	(87)	—
Net cash (used in) provided by financing activities	(216,200)	32,799
Net (decrease) increase in cash and cash equivalents and restricted cash	(157,928)	118,687
Cash and cash equivalents and restricted cash—beginning of period	285,731	196,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$127,803	$315,563
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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of June 30, 2023:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	49	13,925,310
Studio	3	1,256,241
Future development	6	1,966,242
Total consolidated portfolio	58	17,147,793
Unconsolidated portfolio(1)
Office(2)	1	1,514,177
Studio(3)	1	241,000
Future development(4)	2	1,617,347
Total unconsolidated portfolio	4	3,372,524
TOTAL	62	20,520,317
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

The Company has reclassified an income tax benefit of $0.8 million and $1.6 million from other income (expense) to income tax (provision) benefit on the Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively, to conform to the presentation for the three and six months ended June 30, 2023.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company has reclassified a gain on derivatives of $3.5 million from gain on derivatives to non-cash interest expense on the Consolidated Statement of Cash Flows for the six months ended June 30, 2022 to conform to the presentation for the six months ended June 30, 2023.

The Company has reclassified $0.3 million and $1.2 million from change in operating assets and liabilities—prepaid expenses and other assets and change in operating assets and liabilities—accounts payable, accrued liabilities and other, respectively, to deferred tax provision (benefit) on the Consolidated Statement of Cash Flows for the six months ended June 30, 2022 to conform to the presentation for the six months ended June 30, 2023.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of June 30, 2023, the Company has determined that its operating partnership and 19 joint ventures met the definition of a VIE. 13 of these joint ventures are consolidated and six are unconsolidated.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Consolidated Joint Ventures

As of June 30, 2023, the operating partnership has determined that 13 of its joint ventures met the definition of a VIE and are consolidated:

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

As of June 30, 2023 and December 31, 2022, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of June 30, 2023, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.6%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 22 years as of June 30, 2023.

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

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Ancillary revenues	$21,020	$20,476	$48,314	$38,963
Other revenues	$3,823	$5,277	$9,341	$11,204
Studio-related tenant recoveries	$465	$403	$1,006	$916
Management fee income	$2,284	$1,140	$4,686	$2,211
Management services reimbursement income	$1,059	$1,068	$2,123	$2,176

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	June 30, 2023	December 31, 2022
Ancillary revenues	$4,144	$15,503
Other revenues	$1,163	$1,193

In regard to sales of real estate, the Company applies certain recognition and measurement principles in accordance with ASC 606. The Company is required to evaluate the sales of real estate based on transfer of control. If a real estate sale contract includes ongoing involvement with the sold property by the seller, the seller must evaluate each promised good or service under the contract to determine whether it represents a performance obligation, constitutes a guarantee or prevents the transfer of control. The timing and pattern of revenue recognition might change as it relates to gains on sale of real estate if the sale includes continued involvement that represents a separate performance obligation.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

As of June 30, 2023 and December 31, 2022, the carrying value of goodwill was $263.5 million. No impairment indicators have been identified during the three and six months ended June 30, 2023.

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

4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	June 30, 2023	December 31, 2022
Land	$1,397,711	$1,397,714
Building and improvements	6,387,846	6,342,851
Tenant improvements	903,557	868,193
Furniture and fixtures	9,460	9,639
Property under development	157,655	98,175
INVESTMENT IN REAL ESTATE, AT COST	$8,856,229	$8,716,572

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the three and six months ended June 30, 2023.

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

The Company had no impairments of real estate during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recorded $3.3 million and $15.3 million, respectively, of impairment charges related to the tangible and intangible assets of its Del Amo office property, which was classified as held for sale as of June 30, 2022 and subsequently sold during the third quarter of 2022, due to a reduction in the estimated fair value of the property. The estimated fair value of $2.75 million was based on the estimated sales price of the property, which is classified within Level 2 of the fair value hierarchy.
Dispositions of Real Estate

The following table summarizes information on dispositions completed during the three and six months ended June 30, 2023. This property was considered non-strategic to the Company’s portfolio:

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)
Skyway Landing	Office	2/6/2023	246,997	$102.0
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.

The disposition of this property resulted in a gain of $7.0 million for the six months ended June 30, 2023, recorded within gain on sale of real estate on the Consolidated Statement of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	June 30, 2023	December 31, 2022
Trailers	$70,192	$68,973
Production equipment	36,954	36,019
Trucks and other vehicles	20,629	20,306
Leasehold improvements	13,916	16,993
Other equipment	6,755	5,693
Furniture, fixtures and equipment	7,078	5,849
Non-real estate property, plant and equipment, at cost	155,524	153,833
Accumulated depreciation	(35,998)	(23,544)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$119,526	$130,289

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. See Note 2 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the three and six months ended June 30, 2023.

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
3.The Company has provided various guarantees for this joint venture’s construction loan, including a completion guarantee, equity guarantee and recourse carve-out guarantee. The likelihood of loss relating to the completion guarantee is remote as of June 30, 2023.
4.The Company has guaranteed the joint venture’s outstanding indebtedness in the amount of $100.5 million.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.3 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	June 30, 2023	December 31, 2022
ASSETS
Investment in real estate, net	$1,203,890	$1,093,448
Other assets	76,288	62,870
TOTAL ASSETS	$1,280,178	$1,156,318

LIABILITIES
Secured debt, net	$572,877	$527,985
Other liabilities	45,964	49,027
TOTAL LIABILITIES	618,841	577,012

Company’s capital(1)	202,725	170,656
Partner’s capital	458,612	408,650
TOTAL CAPITAL	661,337	579,306

TOTAL LIABILITIES AND CAPITAL	$1,280,178	$1,156,318
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the (loss) income from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
TOTAL REVENUES	$19,271	$26,915	$37,742	$46,447

TOTAL EXPENSES	22,600	17,873	44,677	35,651

NET (LOSS) INCOME	$(3,329)	$9,042	$(6,935)	$10,796

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	June 30, 2023	December 31, 2022
Deferred leasing costs and in-place lease intangibles	$328,891	$328,617
Accumulated amortization	(154,682)	(141,353)
Deferred leasing costs and in-place lease intangibles, net	174,209	187,264
Below-market ground leases	79,562	79,562
Accumulated amortization	(19,356)	(17,979)
Below-market ground leases, net	60,206	61,583
Above-market leases	673	724
Accumulated amortization	(325)	(324)
Above-market leases, net	348	400
Customer relationships	97,900	97,900
Accumulated amortization	(19,355)	(12,346)
Customer relationships, net	78,545	85,554
Non-competition agreements	8,200	8,200
Accumulated amortization	(2,456)	(1,632)
Non-competition agreements, net	5,744	6,568
Trade name	37,200	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$371,525	$393,842

Below-market leases	$59,275	$59,540
Accumulated amortization	(29,201)	(26,195)
Below-market leases, net	30,074	33,345
Above-market ground leases	1,095	1,095
Accumulated amortization	(371)	(349)
Above-market ground leases, net	724	746
INTANGIBLE LIABILITIES, NET	$30,798	$34,091

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Deferred leasing costs and in-place lease intangibles(1)	$(9,809)	$(9,788)	$(19,057)	$(20,207)
Below-market ground leases(2)	$(699)	$(698)	$(1,398)	$(1,377)
Above-market leases(3)	$(15)	$(23)	$(32)	$(91)
Customer relationships(1)	$(3,504)	$(1,875)	$(7,008)	$(3,750)
Non-competition agreements(1)	$(411)	$(265)	$(823)	$(530)
Below-market leases(3)	$1,634	$1,976	$3,271	$4,783
Above-market ground leases(2)	$10	$11	$21	$22
__________________
1.Amortization is recorded in depreciation and amortization expenses and for lease incentive costs in office rental revenues on the Consolidated Statements of Operations.
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

Accounts Receivable

As of June 30, 2023, accounts receivable was $19.1 million and there was a $0.2 million allowance for doubtful accounts. As of December 31, 2022, accounts receivable was $16.9 million and there was $0.1 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of June 30, 2023, straight-line rent receivables was $294.2 million and there was $0.1 million allowance for doubtful accounts. As of December 31, 2022, straight-line rent receivables was $279.9 million and there was no allowance for doubtful accounts.

9. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	June 30, 2023	December 31, 2022
Non-real estate investments	50,181	47,329
Deferred tax assets	4,402	5,317
Interest rate derivative assets	17,706	9,292
Deferred financing costs, net	4,826	5,824
Inventory	5,689	4,914
Prepaid property tax	—	2,041
Prepaid insurance	21,737	6,530
Stock purchase warrant	74	95
Other	24,221	17,495
PREPAID EXPENSES AND OTHER ASSETS, NET	$128,836	$98,837

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $0.8 million and an unrealized gain of $16.8 thousand on its non-real estate investments due to the observable changes in fair value during the three and six months ended June 30, 2023, respectively. The Company recognized an unrealized loss of $1.4 million and an unrealized gain of $1.2 million on its non-real estate investments due to the observable changes in fair value during the three and six months ended June 30, 2022, respectively.

Stock Purchase Warrant

The Company holds an investment in a stock purchase warrant that gives the Company the right to purchase a fixed number of shares of common stock of a non-real estate investee. The warrant meets the definition of a derivative and is measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative asset are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. The Company recognized no gain or loss and an unrealized loss of $21.0 thousand due to the change in the fair value of the stock purchase warrant during the three and six months ended June 30, 2023, respectively. The Company recognized an unrealized loss of $0.4 million and $1.4 million due to the change in the fair value of the stock purchase warrant during the three and six months ended June 30, 2022, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
10. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	June 30, 2023	December 31, 2022	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$528,000	$385,000	SOFR + 1.15% to 1.60%	12/21/2026	(5)
Series A notes	—	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	50,000	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	2,693,000	2,660,000

Secured debt
Hollywood Media Portfolio	$1,100,000	$1,100,000	LIBOR + 0.99%	8/9/2026	(7)
Acquired Hollywood Media Portfolio debt	(209,814)	(209,814)	LIBOR + 1.55%	8/9/2026	(7)
Hollywood Media Portfolio, net(8)(9)(10)	890,186	890,186
One Westside and Westside Two(11)	324,632	316,602	SOFR + 1.60%	12/18/2024	(12)
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(13)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(14)	101,000	101,000	3.38%	11/6/2028
Quixote	—	160,000	5.00%	12/31/2023	(15)
Total secured debt	1,798,118	1,950,088
Total unsecured and secured debt	4,491,118	4,610,088
Unamortized deferred financing costs/loan discounts(16)	(18,011)	(24,226)
TOTAL UNSECURED AND SECURED DEBT, NET	$4,473,107	$4,585,862

JOINT VENTURE PARTNER DEBT(17)	$66,136	$66,136	4.50%	10/9/2032	(18)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2023, which may be different than the interest rates as of December 31, 2022 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% to 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of June 30, 2023, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.30%.
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
8.The Company purchased bonds comprising the loan in the amount of $209.8 million.
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
10.In July 2023, the Company modified the existing loan agreement secured by its Hollywood Media Portfolio property, whereby the LIBOR-based floating interest rate was replaced with a term SOFR-based floating interest rate. The amended interest rate on the loan secured by the Hollywood Media Portfolio is SOFR + 1.10%. The Company applied the relief provisions of ASC 848 and accounted for this modification as a continuation of the existing loan agreement. The interest rate on the acquired Hollywood Media Portfolio debt was also amended and the new interest rate is SOFR + 1.66%.
11.The Company has the ability to draw up to $414.6 million under the construction loan, which is secured by the One Westside and Westside Two properties and includes a completion guarantee provided by the Company. The likelihood of loss relating to the completion guarantee is remote as of June 30, 2023.
12.Includes the option to extend the initial maturity date of December 18, 2023 twice for an additional six-month term each.
13.This loan is interest-only through its term. The floating interest rate on $141.4 million of principal has been capped at 5.00% through the use of an interest rate cap. The floating interest rate on the remaining $172.9 million of principal has been effectively fixed at 3.75% through the use of an interest rate swap.
14.This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
15.The note was settled in April 2023 for consideration of $150.0 million, a $10.0 million discount on the note’s principal balance.
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

Current Year Activity

During the six months ended June 30, 2023, there were $143.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

In January 2023, the Company repaid its $110.0 million Series A notes in full.

In April 2023, the Company settled the Quixote note for consideration of $150.0 million, a $10.0 million discount on the note’s principal balance, which resulted in a gain on extinguishment of debt of $10.0 million during the three and six months ended June 30, 2023. The Company drew on its unsecured revolving credit facility to fund the settlement.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of June 30, 2023:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2023	$50,000	$—
2024	324,632	—
2025	741,300	—
2026	1,568,186	—
2027	456,000	—
Thereafter	1,351,000	66,136
TOTAL	$4,491,118	$66,136

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

The following table summarizes existing covenants and their covenant levels as of June 30, 2023 related to our unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	47.5%
Unsecured indebtedness to unencumbered asset value	≤ 60%	53.7%
Adjusted EBITDA to fixed charges	≥ 1.5x	2.4x
Secured indebtedness to total asset value	≤ 45%	20.0%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.6x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of June 30, 2023:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	45.7%
Total unencumbered assets to unsecured debt	≥ 150%	218.4%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	2.5x
Secured debt to total assets	≤ 45%	19.1%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of June 30, 2023.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company guarantees the operating partnership’s unsecured debt.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross interest expense(1)	$54,425	$34,012	$107,723	$68,160
Capitalized interest	(7,311)	(3,592)	(14,173)	(6,877)
Non-cash interest expense	7,534	3,299	14,905	3,272
INTEREST EXPENSE	$54,648	$33,719	$108,455	$64,555
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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of June 30, 2023 and December 31, 2022:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Derivative Type	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
Hollywood Media Portfolio	Cap	Cash flow hedge	$1,100,000	August 2021	August 2023	3.50%	$2,401	$9,292
1918 Eighth	Swap	Cash flow hedge	172,865	February 2023	October 2025	3.75%	3,045	—
1918 Eighth	Cap	Partial cash flow hedge(1)	314,300	June 2023	December 2025	5.00%	3,398	—
1918 Eighth	Sold cap(2)	Mark-to-market	172,865	June 2023	December 2025	5.00%	(1,874)	—
Hollywood Media Portfolio	Swap	Cash flow hedge	351,186	August 2023	June 2026	3.31%	8,862	—
TOTAL							$15,832	$9,292
_____________
1.$141,435 of the total notional amount has been designated as an effective cash flow hedge for accounting purposes. The remainder is accounted for under mark-to-market accounting.
2.The sold cap serves to offset the changes in fair value of the portion of the 1918 Eighth cap that is not designated as a cash flow hedge for accounting purposes.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of June 30, 2023, the Company expects $8.5 million of unrealized gain included in accumulated other comprehensive income will be reclassified as a reduction to interest expense in the next 12 months.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company recognized an income tax provision of $6.3 million and $1.1 million for the three and six months ended June 30, 2023, respectively, and an income tax benefit of $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively.

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. A valuation allowance is recognized when it is determined that it is more likely than not that a deferred tax asset will not be realized. As of June 30, 2023, the Company had recorded a net deferred tax asset of $4.4 million within prepaid expenses and other assets, net on the consolidated Balance Sheet. As of December 31, 2022, the Company had recorded a net deferred tax asset of $5.3 million, consisting of gross deferred tax assets of $16.9 million, gross deferred tax liabilities of $11.6 million and no valuation allowance, within prepaid expenses and other assets, net on the Consolidated Balance Sheet. Significant components of the Company’s deferred tax assets and liabilities relate to depreciation and amortization, unrealized gains and losses on non-real estate investments and net operating loss carryforwards.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2023, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2018. The Company has assessed its tax positions for all open years, which as of June 30, 2023 included 2019 to 2021 for federal purposes and 2018 to 2021 for state purposes, and concluded that there are no material uncertainties to be recognized.

13. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2023 to 2040.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of June 30, 2023:

Year Ended
Remaining 2023	$325,038
2024	605,592
2025	509,475
2026	455,109
2027	398,099
Thereafter	1,372,505
TOTAL	$3,665,818

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 12 ground leases, 10 sound stage leases, six office leases and 17 other leases as of June 30, 2023. The Company’s operating lease obligations have expiration dates ranging from 2023 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
As of June 30, 2023, the present value of the remaining contractual payments of $731.3 million under the Company’s operating lease agreements was $395.2 million. The corresponding operating lease right-of-use assets amounted to $393.9 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of June 30, 2023:

Year	Lease Payments(1)
Remaining 2023	$19,801
2024	39,850
2025	40,084
2026	38,487
2027	35,790
Thereafter	557,316
Total operating lease payments	731,328
Less: interest portion	(336,158)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$395,170
_____________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Variable rental expense	$3,384	$2,381	$6,387	$4,486
Minimum rental expense	$11,093	$6,131	$22,180	$12,281

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$17,706	$—	$17,706	$—	$9,292	$—	$9,292
Interest rate derivative liabilities(2)	$—	$(1,874)	$—	$(1,874)	$—	$—	$—	$—
Non-real estate investments measured at fair value(1)	$63	$—	$—	$63	$544	$—	$—	$544
Stock purchase warrant(1)	$—	$74	$—	$74	$—	$95	$—	$95
Earnout liability(2)	$—	$—	$(6,283)	$(6,283)	$—	$—	$(9,300)	$(9,300)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$50,118	$—	$—	$—	$46,785
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

The following table summarizes changes in the carrying amount of the earnout liability during the six months ended June 30, 2023:

Balance, December 31, 2022	$(9,300)
Remeasurement to fair value	3,017
Balance, June 30, 2023	$(6,283)

The remeasurement gain of $3.0 million recognized during the three and six months ended June 30, 2023 is recorded in transaction-related expenses on the Consolidated Statements of Operations.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$2,693,000	$2,181,565	$2,660,000	$2,364,871
Secured debt(1)	$1,798,118	$1,777,732	$1,950,088	$1,927,297
Consolidated joint venture partner debt	$66,136	$60,070	$66,136	$60,327
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

15. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of June 30, 2023, 5.0 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $4.22.

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

Beginning in 2020, the compensation committee of the Board (the “Compensation Committee”) adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Under the PSU Plan, the Compensation Committee awards restricted stock units or performance units in the operating partnership to certain employees. Annual PSU Plan grants made prior to 2023 consist of two portions. A portion of each award, the Relative Total Shareholder Return (“TSR”) Performance Unit, is eligible to vest based on the achievement of the Company’s TSR compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period, with the vesting percentage subject to certain percentage targets. The remaining portion of each award, the Operational Performance Unit, becomes eligible to vest based on the achievement of operational performance metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of absolute TSR goals over a three-year performance period by applying the applicable vesting percentages. The 2023 PSU Plan grants contain only an Operational Performance Unit, which is eligible to vest based on the achievement of operational metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of the Company’s TSR compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period. Certain of the awards granted under the PSU Plan are subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expensed stock compensation(1)	$6,311	$5,993	$11,547	$11,322
Capitalized stock compensation(2)	682	973	1,354	1,789
TOTAL STOCK COMPENSATION(3)	$6,993	$6,966	$12,901	$13,111
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

16. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and six months ended June 30, 2023 and 2022, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Basic and diluted net loss available to common stockholders	$(36,163)	$(7,436)	$(56,590)	$(27,229)
Denominator:
Basic weighted average common shares outstanding	140,909,747	143,816,698	140,967,066	146,487,388
Effect of dilutive instruments(1)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	140,909,747	143,816,698	140,967,066	146,487,388
Basic earnings per common share	$(0.26)	$(0.05)	$(0.40)	$(0.19)
Diluted earnings per common share	$(0.26)	$(0.05)	$(0.40)	$(0.19)

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and six months ended June 30, 2023 and 2022, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Basic and diluted net loss available to common unitholders	$(36,809)	$(7,529)	$(57,518)	$(27,552)
Denominator:
Basic weighted average common units outstanding	143,428,209	145,662,962	143,379,060	148,332,424
Effect of dilutive instruments(1)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	143,428,209	145,662,962	143,379,060	148,332,424
Basic earnings per common unit	$(0.26)	$(0.05)	$(0.40)	$(0.19)
Diluted earnings per common unit	$(0.26)	$(0.05)	$(0.40)	$(0.19)
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

17. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of June 30, 2023 and December 31, 2022, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
BEGINNING OF PERIOD	$9,815	$120,902	$9,815	$125,044
Distributions	—	(1,258)	—	(4,506)
Declared dividend	(153)	—	(306)	—
Net income (loss)	153	(508)	306	(1,402)
END OF PERIOD	$9,815	$119,136	$9,815	$119,136

18. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive (loss) income (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2022	$(1,280)	$(9,992)	$(11,272)
Unrealized gains recognized in AOCI	12,521	5,614	18,135
Reclassification from AOCI into income(1)	(450)	—	(450)
Net change in AOCI	12,071	5,614	17,685
BALANCE AT JUNE 30, 2023	$10,791	$(4,378)	$6,413
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2022	$(1,260)	$(10,200)	$(11,460)
Unrealized gains recognized in AOCI	12,876	5,774	18,650
Reclassification from AOCI into income(1)	(462)	—	(462)
Net change in AOCI	12,414	5,774	18,188
BALANCE AT JUNE 30, 2023	$11,154	$(4,426)	$6,728
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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	June 30, 2023	December 31, 2022
Company-owned common units in the operating partnership	140,937,702	141,054,478
Company’s ownership interest percentage	98.2%	98.5%
Non-controlling common units in the operating partnership(1)	2,518,462	2,191,842
Non-controlling ownership interest percentage	1.8%	1.5%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of June 30, 2023, this amount represents both common units and performance units of 550,969 and 1,967,493, respectively. As of December 31, 2022, this amount represents both common units and performance units in the amount of 550,969 and 1,640,873, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the three and six months ended June 30, 2023.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three and six months ended June 30, 2023. A cumulative total of $65.8 million has been sold as of June 30, 2023.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. During the three and six months ended June 30, 2023, the Company repurchased $1.4 million of its common stock, before transaction costs. Since commencement of the program, a cumulative total of $214.7 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

On February 25, 2022, the Company entered into a collared ASR agreement to purchase $100 million of its outstanding common stock. During the first quarter 2022, the Company made an initial payment of $100 million and received an initial delivery of approximately 3.3 million shares of common stock based on an estimated cap price calculated using the daily volume-

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
weighted average price during an initial hedge period. Final settlement of the agreement occurred during the third quarter 2022 based on the daily volume-weighted average price during the measurement period, subject to a floor and cap, less a negotiated discount.

Series C Cumulative Redeemable Preferred Stock

Series C cumulative redeemable preferred stock relates to the 17,000,000 shares of our Series C preferred stock, $0.01 par value per share. Holders of Series C preferred stock, when and as authorized by the Board, are entitled to cumulative cash dividends at the rate of 4.750% per annum of the $25.00 per share, equivalent to $1.1875 per annum per share. Dividends are payable quarterly in arrears on or about the last day of December, March, June and September of each year. In addition to other preferential rights, the holders of Series C preferred stock are entitled to receive the liquidation preference, which is $25.00 per share, before the holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company’s affairs. Generally, shares of Series C preferred stock are not redeemable by the Company prior to November 16, 2026. However, upon the occurrence of a change of control, holders of the Series C preferred stock will have the right, (unless the Company has elected to redeem the Series C preferred stock) to convert into a specified number of shares of common stock.

Dividends

The Board declares dividends on a quarterly basis and the Company pays the dividends during the quarters in which the dividends are declared. The following table summarizes dividends per share declared and paid for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock	$0.125	$0.25	$0.375	$0.50
Common units	$0.125	$0.25	$0.375	$0.50
Series A preferred units	$0.3906	$0.3906	$0.7812	$0.7812
Series C preferred stock(1)	$0.2968750	$0.2968750	$0.5937500	$0.7421875

Performance units	$0.125	$0.25	$0.375	$0.50
Payment date	June 30, 2023	June 30, 2022	N/A	N/A
Record date	June 20, 2023	June 20, 2022	N/A	N/A
_________________
1.Dividends paid during six months ended June 30, 2022 include a $0.2968750 per share dividend declared and paid in each of the first and second quarters 2022 and a $0.1484375 per share dividend declared during the fourth quarter of 2021.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Office segment
Office revenues	$207,291	$216,244	$413,924	$427,644
Office expenses	(76,767)	(78,558)	(150,821)	(152,189)
Office segment profit	130,524	137,686	263,103	275,455
Studio segment
Studio revenues	37,877	35,186	83,507	68,299
Studio expenses	(34,679)	(20,686)	(71,923)	(39,669)
Studio segment profit	3,198	14,500	11,584	28,630
TOTAL SEGMENT PROFIT	$133,722	$152,186	$274,687	$304,085

Segment revenues	$245,168	$251,430	$497,431	$495,943
Segment expenses	(111,446)	(99,244)	(222,744)	(191,858)
TOTAL SEGMENT PROFIT	$133,722	$152,186	$274,687	$304,085

The table below is a reconciliation of the total profit from all segments to net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET (LOSS) INCOME	$(31,474)	$3,546	$(46,293)	$(4,069)
General and administrative	18,941	21,871	37,665	42,383
Depreciation and amortization	98,935	91,438	196,074	183,631
Loss (income) from unconsolidated real estate entities	715	(1,780)	1,460	(2,083)
Fee income	(2,284)	(1,140)	(4,686)	(2,211)
Interest expense	54,648	33,719	108,455	64,555
Interest income	(236)	(920)	(607)	(1,830)
Management services reimbursement income—unconsolidated real estate entities	(1,059)	(1,068)	(2,123)	(2,176)
Management services expense—unconsolidated real estate entities	1,059	1,068	2,123	2,176
Transaction-related expenses	(2,530)	1,126	(1,344)	1,382
Unrealized loss on non-real estate investments	843	1,818	4	168
Gain on sale of real estate	—	—	(7,046)	—
Impairment loss	—	3,250	—	23,753
Gain on extinguishment of debt	(10,000)	—	(10,000)	—
Other (income) expense	(138)	21	(135)	9
Income tax provision (benefit)	6,302	(763)	1,140	(1,603)
TOTAL PROFIT FROM ALL SEGMENTS	$133,722	$152,186	$274,687	$304,085

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three and six months ended June 30, 2023, the Company recognized $1.1 million and $2.1 million, respectively, of reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations. During the three and six months ended June 30, 2022, the Company recognized $1.1 million and $2.2 million, respectively, of such reimbursement income.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of June 30, 2023, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $5.9 million and $6.0 million, respectively, as compared to right-of-use assets and lease liabilities of $6.8 million and $6.9 million, respectively, as of June 30, 2022. During the three and six months ended June 30, 2023, the Company recognized $0.2 million and $0.5 million, respectively, of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statement of Operations related to these leases. During the three and six months ended June 30, 2022, the Company recognized $0.3 million and $0.5 million, respectively, of related rental expense.

21. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $48.0 million. As of June 30, 2023, the Company has contributed $36.5 million to these funds, net of distributions, with $11.5 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2023, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of June 30, 2023, the Company had $3.1 million in outstanding letters of credit under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of June 30, 2023, the Company had $201.7 million in related commitments.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
22. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for interest, net of capitalized interest	$89,393	$56,467
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$143,881	$185,823
Ground lease remeasurements	$4,111	$23,177
Lease liabilities recorded in connection with right-of-use assets	$—	$2,377
Accrued liability for common stock repurchases settled after quarter-end	$—	$2,518

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc and Hudson Pacific Properties, L.P.:

	Six Months Ended June 30,
	2023	2022
BEGINNING OF PERIOD
Cash and cash equivalents	$255,761	$96,555
Restricted cash	29,970	100,321
TOTAL	$285,731	$196,876

END OF PERIOD
Cash and cash equivalents	$109,220	$266,538
Restricted cash	18,583	49,025
TOTAL	$127,803	$315,563

23. Subsequent Events

On August 2, 2023, the Company entered into an interest rate cap agreement to cap SOFR at a rate of 5.698% effective as of August 15, 2023 through August 15, 2024 on the $1.1 billion loan secured by the Hollywood Media Portfolio.

On August 2, 2023, the Company sold an interest rate cap with a fixed rate of 5.698% effective as of August 15, 2023 through August 15, 2024 on $561.0 million of indebtedness, which amount corresponds to our pro rata share of the loan secured by the Hollywood Media Portfolio. The sold cap serves to offset the effect of our pro rata share of the $1.1 billion interest rate cap on the Hollywood Media Portfolio loan.

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
•our failure to obtain necessary outside financing, including as a result of further downgrades in the credit ratings of our unsecured indebtedness;
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
•an epidemic or pandemic, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities may implement to address it, which may precipitate or exacerbate one or more of the above-mentioned factors and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and
•other factors affecting the real estate industry generally.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at June 30, 2023, our office portfolio consisted of approximately 15.4 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of June 30, 2023, our studio portfolio consisted of 1.5 million square feet of in-service, repositioning and development properties and our future development portfolio consisted of 3.6 million developable square feet. Our consolidated and unconsolidated portfolio consists of 62 properties (38 wholly-owned properties, 16 properties owned by joint ventures and eight future development properties) located throughout the United States, Western Canada and Greater London, United Kingdom, totaling approximately 20.5 million square feet.

As of June 30, 2023, our in-service office portfolio was 87.0% leased (including leases not yet commenced). Our same-store studio properties were 86.5% leased for the average percent leased for the 12 months ended June 30, 2023.

The following table summarizes our portfolio as of June 30, 2023:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	44	13,599,415	85.7%	87.0%	$54.94
Stabilized non-same store(5)	1	183,123	87.4	87.4	62.44
Total stabilized	45	13,782,538	85.7	87.0	55.04
Lease-up(5)(6)	1	725,366	75.3	88.0	59.08
Total in-service office	46	14,507,904	85.2	87.0	55.22
STUDIO
Same-store(7)	3	1,230,997	86.5	86.5	45.42
Total	3	1,230,997
Repositioning(5)(8)(9)	3	410,827	—	—	—
Development(5)(10)	2	787,000	—	—	—
Total repositioning and development	5	1,197,827
Total office and studio properties	54	16,936,728
Future development(11)	8	3,583,589
TOTAL	62	20,520,317
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of June 30, 2023 divided by (ii) total square feet expressed as a percentage, whereas percent leased includes uncommenced leases. Percent occupied reflects the average percent occupied for the 12 months ended June 30, 2023.
3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of June 30, 2023 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of June 30, 2023. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of June 30, 2023. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of June 30, 2023. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended June 30, 2023, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of June 30, 2023.
4.Same-store office for the three months ended June 30, 2023 defined as all properties owned and included in our stabilized office portfolio as of April 1, 2022 and still owned and included in the stabilized office portfolio as of June 30, 2023.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of June 30, 2023.
7.Includes studio properties owned and included in our portfolio as of April 1, 2022 and still owned and included in our portfolio as of June 30, 2023.
8.See Repositioning table below for the office and studio projects under repositioning as of June 30, 2023.
9.As of June 30, 2023, our 875 Howard and 899 Howard buildings are counted as separate properties, increasing the number of repositioning properties and the total number of properties in our portfolio by one as compared to the previous quarter.
10.Includes 546,000 square feet related to the office development Washington 1000 and 241,000 square feet related to Sunset Glenoaks Studios.
11.Includes pending entitlement to develop approximately 500 residential units at 10900-10950 Washington.

Overview

Business Acquisitions

We had no business acquisitions during the three and six months ended June 30, 2023.

Property Acquisitions

We had no property acquisitions during the three and six months ended June 30, 2023.

Property Dispositions

During the six months ended June 30, 2023, the Company sold its Skyway Landing property for $102.0 million. See Part I, Item 1 “Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of June 30, 2023:

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

Properties are selected for repositioning when an asset or portions of an asset are taken offline for a change of use or if the asset requires significant base building improvements resulting in substantial down time in occupancy. Subsequently, when the square footage offline for a full building reaches 92.0% occupancy, it would be included in our in-service population.

The following table summarizes the portions of office and studio projects currently under repositioning as of June 30, 2023:

Location	Submarket	Square Feet
Repositioning:
Westside Two	West Los Angeles	96,322
899 Howard	San Francisco	96,240
Page Mill Center	Palo Alto	79,056
Rincon Center	San Francisco	36,905
95 Jackson	Pioneer Square	35,905
Metro Plaza	North San Jose	28,415
Sunset Las Palmas Studios	Hollywood	18,594
Palo Alto Square	Palo Alto	12,740
Sunset Gower Studios	Hollywood	6,650
TOTAL REPOSITIONING		410,827

Lease Expirations

The following table summarizes the lease expirations for leases in place as of June 30, 2023, plus available space, beginning January 1, 2023 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share(1)
Year of Lease Expiration	# of Leases Expiring(2)	Square Feet Expiring	Square Footage of Expiring Lease	% of Office Portfolio Square Feet	Annualized Base Rent(3)	% of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(3)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(4)
Vacant		2,810,670	2,650,663	21.1%
Q2-2023	7	27,926	26,598.2		2,233,440.4		83.97	2,233,440	83.97
Q3-2023	34	659,130	438,761	3.5	24,300,794	4.2	55.39	24,469,255	55.77
Q4-2023	50	417,045	382,234	3.0	18,098,936	3.2	47.35	18,040,202	47.20
Total 2023	91	1,104,101	847,593	6.7	44,633,170	7.8	52.66	44,742,897	52.79
2024	194	1,832,613	1,537,385	12.2	87,063,470	15.3	56.63	90,184,484	58.66
2025	151	1,894,454	1,554,519	12.5	96,889,118	17.0	62.33	101,660,775	65.40
2026	90	725,516	660,963	5.3	40,344,828	7.1	61.04	43,834,392	66.32
2027	97	993,368	846,721	6.7	51,253,568	9.0	60.53	56,955,218	67.27
2028	60	1,143,546	945,960	7.5	66,628,473	11.7	70.43	75,041,661	79.33
2029	27	414,590	303,379	2.4	22,212,890	3.9	73.22	26,022,392	85.78
2030	22	1,565,992	1,202,859	9.6	59,461,723	10.4	49.43	74,555,631	61.98
2031	15	1,112,867	676,215	5.4	37,233,976	6.5	55.06	50,508,806	74.69
2032	9	243,697	143,507	1.1	8,368,809	1.5	58.32	10,764,158	75.01
Thereafter	20	1,105,506	747,552	6.0	42,315,690	7.4	56.61	61,674,109	82.50
Building management use(5)	40	206,161	181,159	1.4	—	—	—	—	—
Signed leases not commenced	36	270,313	263,898	2.1	13,536,172	2.4	51.29	16,571,876	62.80
Portfolio Total/Weighted Average	852	15,423,394	12,562,373	100.0%	$569,941,887	100.0%	$57.50	$652,516,399	$65.83
_____________
1.Non-GAAP financial measures calculated as the measure on a consolidated basis, in accordance with GAAP, plus our operating partnership’s share of the measure from our unconsolidated joint ventures (calculated based upon the operating partnership’s percentage ownership interest), minus our partners’ share of the measure from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). We believe that presenting HPP’s share of these measures provides useful information to investors regarding the Company’s financial condition and/or results of operations because we have several significant joint ventures and, in some cases, we exercise significant influence over, but do not control, the joint venture. In such instances, GAAP requires us to account for the joint venture entity using the equity method of accounting, in which case we do not consolidate it for financial reporting purposes. In other cases, GAAP requires us to consolidate the venture even though our partner(s) own(s) a significant percentage interest.
2.Does not include 30 month-to-month leases.
3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of June 30, 2023 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of June 30, 2023. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of June 30, 2023. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of June 30, 2023.
4.ABR per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of June 30, 2023.
5.Reflects management offices occupied by the Company with various expiration dates.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Renewals(1)
Number of leases	30	39	69	86
Square feet	191,362	471,939	386,779	732,158
Tenant improvement costs per square foot(2)(3)	$9.91	$19.17	$10.60	$16.29
Leasing commission costs per square foot(2)	6.95	14.52	5.75	12.31
Total tenant improvement and leasing commission costs(2)	$16.86	$33.69	$16.35	$28.60

New leases(4)
Number of leases	31	41	67	75
Square feet	211,869	241,757	360,521	485,123
Tenant improvement costs per square foot(2)(3)	$23.96	$45.02	$42.13	$62.06
Leasing commission costs per square foot(2)	9.42	17.06	11.54	16.52
Total tenant improvement and leasing commission costs(2)	$33.38	$62.08	$53.67	$78.58

TOTAL
Number of leases	61	80	136	161
Square feet	403,231	713,696	747,300	1,217,281
Tenant improvement costs per square foot(2)(3)	$17.58	$27.88	$26.45	$34.73
Leasing commission costs per square foot(2)	8.31	15.37	8.66	14.01
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$25.89	$43.25	$35.11	$48.74
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

Financings

During the six months ended June 30, 2023, there were $143.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

In January 2023, the Company repaid its $110.0 million Series A notes in full.

In April 2023, the Company settled the Quixote note for consideration of $150.0 million, a $10.0 million discount on the note’s principal balance. The Company drew on its unsecured revolving credit facility to fund the settlement.

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

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Net Loss

For the three months ended June 30, 2023, the Company recorded net loss of $31.5 million compared to net income of $3.5 million for the three months ended June 30, 2022. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of April 1, 2022 and still owned and included in the stabilized portfolio as of June 30, 2023; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2023	2022
Net (loss) income	$(31,474)	$3,546	$(35,020)	(987.6)%
Adjustments:
Loss (income) from unconsolidated real estate entities	715	(1,780)	2,495	(140.2)
Fee income	(2,284)	(1,140)	(1,144)	100.4
Interest expense	54,648	33,719	20,929	62.1
Interest income	(236)	(920)	684	(74.3)
Management services reimbursement income—unconsolidated real estate entities	(1,059)	(1,068)	9	(0.8)
Management services expense—unconsolidated real estate entities	1,059	1,068	(9)	(0.8)
Transaction-related expenses	(2,530)	1,126	(3,656)	(324.7)
Unrealized loss on non-real estate investments	843	1,818	(975)	(53.6)
Impairment loss	—	3,250	(3,250)	(100.0)
Gain on extinguishment of debt	(10,000)	—	(10,000)	—
Other (income) expense	(138)	21	(159)	(757.1)
Income tax provision (benefit)	6,302	(763)	7,065	(926.0)
General and administrative	18,941	21,871	(2,930)	(13.4)
Depreciation and amortization	98,935	91,438	7,497	8.2
NOI	$133,722	$152,186	$(18,464)	(12.1)%

Same-store NOI	$131,186	$135,501	$(4,315)	(3.2)%
Non-same-store NOI	2,536	16,685	(14,149)	(84.8)
NOI	$133,722	$152,186	$(18,464)	(12.1)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended June 30,
	2023	2022
Same-store office
Number of properties	43	43
Rentable square feet	12,085,238	12,085,238
Ending % leased	86.6%	92.0%
Ending % occupied	85.2%	90.5%
Average % occupied for the period	85.6%	91.2%
Average annual rental rate per square foot	$58.15	$56.25

Same-store studio
Number of properties	3	3
Rentable square feet	1,230,997	1,230,997
Average % leased for the period(1)	86.5%	84.0%
_____________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended June 30,
	2023			2022
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$189,786	$13,700	$203,486	$192,416	$19,420	$211,836
Service and other revenues	3,780	25	3,805	2,942	1,466	4,408
Total office revenues	193,566	13,725	207,291	195,358	20,886	216,244

Studio
Rental	13,093	3,281	16,374	13,110	328	13,438
Service and other revenues	4,468	17,035	21,503	7,552	14,196	21,748
Total studio revenues	17,561	20,316	37,877	20,662	14,524	35,186

Total revenues	211,127	34,041	245,168	216,020	35,410	251,430

Operating expenses
Office operating expenses	70,432	6,335	76,767	68,298	10,260	78,558
Studio operating expenses	9,509	25,170	34,679	12,221	8,465	20,686
Total operating expenses	79,941	31,505	111,446	80,519	18,725	99,244

Office NOI	123,134	7,390	130,524	127,060	10,626	137,686
Studio NOI	8,052	(4,854)	3,198	8,441	6,059	14,500
NOI	$131,186	$2,536	$133,722	$135,501	$16,685	$152,186

The following table gives further detail on our change in NOI:

	Three Months Ended June 30, 2023 as compared to Three Months Ended June 30, 2022
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(2,630)	(1.4)%	$(5,720)	(29.5)%	$(8,350)	(3.9)%
Service and other revenues	838	28.5	(1,441)	(98.3)	(603)	(13.7)
Total office revenues	(1,792)	(0.9)	(7,161)	(34.3)	(8,953)	(4.1)

Studio
Rental	(17)	(0.1)	2,953	900.3	2,936	21.8
Service and other revenues	(3,084)	(40.8)	2,839	20.0	(245)	(1.1)
Total studio revenues	(3,101)	(15.0)	5,792	39.9	2,691	7.6

Total revenues	(4,893)	(2.3)	(1,369)	(3.9)	(6,262)	(2.5)

Operating expenses
Office operating expenses	2,134	3.1	(3,925)	(38.3)	(1,791)	(2.3)
Studio operating expenses	(2,712)	(22.2)	16,705	197.3	13,993	67.6
Total operating expenses	(578)	(0.7)	12,780	68.3	12,202	12.3

Office NOI	(3,926)	(3.1)	(3,236)	(30.5)	(7,162)	(5.2)
Studio NOI	(389)	(4.6)	(10,913)	(180.1)	(11,302)	(77.9)
NOI	$(4,315)	(3.2)%	$(14,149)	(84.8)%	$(18,464)	(12.1)%

NOI decreased $18.5 million, or 12.1%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily resulting from:

•a $14.1 million decrease in non-same-store NOI driven by:
•a decrease in studio NOI of $10.9 million driven by a slowdown in production rentals activity due to the Writers Guild of America (“WGA”) strike; and
•a decrease in office NOI of $3.2 million primarily due to:
•a $5.7 million decrease in rental revenues primarily resulting from the sales of our Northview Center, 6922 Hollywood and Skyway Landing properties in August 2022, October 2022 and February 2023, respectively, as well as lease expirations at our 10900-10950 Washington and Metro Center properties, partially offset by the collection of past due rents and the reversal of the related reserve at our Westside Two property; and
•a $1.4 million decrease in service and other revenues primarily due to a reduction in parking revenues in connection with the sales of the properties listed above;
•partially offset by a $3.9 million decrease in operating expenses due to the aforementioned property sales.
•a $4.3 million decrease in same-store NOI driven by:
•a decrease in office NOI of $3.9 million primarily due to:
•a $2.6 million decrease in rental revenues driven by a lease expiration at Skyport Plaza and a non-recurring restoration fee received at our Concourse property in the second quarter of 2022, partially offset by the commencement of must-take parking and recoveries at our One Westside property in the third quarter of 2022; and

•a $2.1 million increase in operating expenses, predominantly due to an increase in insurance premiums in April 2023, which was partially offset by a prior-period property tax reimbursement at our ICON property;
•partially offset by a $0.8 million increase in service and other revenues primarily resulting from increases in visitor parking at several properties across our same-store portfolio during the second quarter of 2023.
•a decrease in studio NOI of $0.4 million primarily due to:
•a $3.1 million decrease in service and other revenues due to the WGA strike;
•partially offset by a $2.7 million decrease in studio operating expenses mainly due to a decrease in ground rent expense arising from the acquisition of the related land at Sunset Gower Studios in May 2022.

Other Income (Expenses)

(Loss) income from unconsolidated real estate entities

We recorded $0.7 million of loss from unconsolidated real estate entities for the three months ended June 30, 2023 compared to $1.8 million of income for the three months ended June 30, 2022. The change was primarily driven by higher interest expense at the unconsolidated entities due to an increase in the average reference rates for variable rate debt.

Fee income

We recognized fee income of $2.3 million for the three months ended June 30, 2023 compared to $1.1 million for the three months ended June 30, 2022. Fee income represents the management fee income earned from the unconsolidated real estate entities. The increase is primarily due to the recognition of fee income related to development oversight services provided to the Sunset Waltham Cross joint venture commencing during the fourth quarter of 2022.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Gross interest expense	$54,425	$34,012	$20,413	60.0%
Capitalized interest	(7,311)	(3,592)	(3,719)	103.5
Non-cash interest expense	7,534	3,299	4,235	128.4
TOTAL	$54,648	$33,719	$20,929	62.1%

Gross interest expense increased by $20.4 million, or 60.0%, to $54.4 million for the three months ended June 30, 2023 compared to $34.0 million for the three months ended June 30, 2022. The increase was primarily driven by an increase in the average reference rates for the Company’s variable rate debt, increases in the average outstanding borrowings on the Company’s unsecured revolving credit facility and One Westside construction loan and interest incurred on the 5.95% registered senior notes, which were issued in September 2022. The overall increase was partially offset by a decrease in interest expense due to the repayment of the Series A notes in January 2023.

Capitalized interest increased by $3.7 million, or 103.5%, to $7.3 million for the three months ended June 30, 2023 compared to $3.6 million for the three months ended June 30, 2022. The increase was primarily driven by development activity at Washington 1000, which was acquired in April 2022, as well as redevelopment activities at our Westside Two and 10900-10950 Washington properties.

Non-cash interest expense increased by $4.2 million, or 128.4%, to $7.5 million for the three months ended June 30, 2023 compared to $3.3 million for the three months ended June 30, 2022. The increase was primarily driven by the amortization of amounts recorded in accumulated other comprehensive income related to the interest rate cap on our Hollywood Media Portfolio loan, which was designated as a cash flow hedge for accounting purposes in December 2022.

Interest income

Interest income decreased by $0.7 million, or 74.3%, to $0.2 million for the three months ended June 30, 2023 compared to $0.9 million for the three months ended June 30, 2022. The decrease was primarily driven by the maturity of the U.S. Government securities in June 2022.

Transaction-related expenses

Transaction-related expenses decreased by $3.7 million, or 324.7%, to $2.5 million of income for the three months ended June 30, 2023 compared to of $1.1 million of expense for the three months ended June 30, 2022. The change was predominantly related to the remeasurement of the Zio earnout liability to fair value during the three months ended June 30, 2023.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $0.8 million for the three months ended June 30, 2023 compared to an unrealized loss on non-real estate investments of $1.8 million for the three months ended June 30, 2022. The activity in both periods is due to the observable changes in the fair value of the investments.

Impairment loss

We did not recognize any impairment charges during the three months ended June 30, 2023. During the three months ended June 30, 2022, we recognized an impairment loss of $3.3 million on our Del Amo property due to a reduction in the estimated fair value of the property.

Gain on extinguishment of debt

During the three months ended June 30, 2023, we recognized a $10.0 million gain on extinguishment of debt due to the settlement of the Quixote note payable at a discount. No gain or loss on extinguishment of debt was recognized during the three months ended June 30, 2022.

Income tax (provision) benefit

For the three months ended June 30, 2023, we recorded an income tax provision of $6.3 million compared to an income tax benefit of $0.8 million for the three months ended June 30, 2022. The change was primarily due to a valuation allowance recorded against certain deferred tax assets as well as the tax impact of the gain on extinguishment of debt recognized during the three months ended June 30, 2023.

General and administrative expenses

General and administrative expenses decreased by $2.9 million, or 13.4%, to $18.9 million for the three months ended June 30, 2023 compared to $21.9 million for the three months ended June 30, 2022. The decrease was primarily driven by a decrease in payroll, non-cash compensation, office expenses and travel and entertainment.

Depreciation and amortization expense

Depreciation and amortization expense increased by $7.5 million, or 8.2%, to $98.9 million for the three months ended June 30, 2023 compared to $91.4 million for the three months ended June 30, 2022. The increase was primarily related to the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Quixote transaction in August 2022.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Net Loss

Net loss increased $42.2 million, or 1,037.7%, to $46.3 million for the six months ended June 30, 2023 compared to $4.1 million for the six months ended June 30, 2022. Net loss increased for the reasons discussed below with respect to the decrease in net operating income for the same period.

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2022 and still owned and included in the stabilized portfolio as of June 30, 2023; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2023	2022
Net loss	$(46,293)	$(4,069)	$(42,224)	1,037.7%
Adjustments:
Loss (income) from unconsolidated real estate entities	1,460	(2,083)	3,543	(170.1)
Fee income	(4,686)	(2,211)	(2,475)	111.9
Interest expense	108,455	64,555	43,900	68.0
Interest income	(607)	(1,830)	1,223	(66.8)
Management services reimbursement income—unconsolidated real estate entities	(2,123)	(2,176)	53	(2.4)
Management services expense—unconsolidated real estate entities	2,123	2,176	(53)	(2.4)
Transaction-related expenses	(1,344)	1,382	(2,726)	(197.3)
Unrealized loss on non-real estate investments	4	168	(164)	(97.6)
Gain on sale of real estate	(7,046)	—	(7,046)	—
Impairment loss	—	23,753	(23,753)	(100.0)
Gain on extinguishment of debt	(10,000)	—	(10,000)	—
Other (income) expense	(135)	9	(144)	(1,600.0)
Income tax provision (benefit)	1,140	(1,603)	2,743	(171.1)
General and administrative	37,665	42,383	(4,718)	(11.1)
Depreciation and amortization	196,074	183,631	12,443	6.8
NOI	$274,687	$304,085	$(29,398)	(9.7)%

Same-store NOI	267,446	269,663	(2,217)	(0.8)%
Non-same-store NOI	7,241	34,422	(27,181)	(79.0)
NOI	$274,687	$304,085	$(29,398)	(9.7)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Six Months Ended June 30,
	2023	2022
Same-store office
Number of properties	43	43
Rentable square feet	12,085,238	12,085,238
Ending % leased	86.6%	92.0%
Ending % occupied	85.2%	90.5%
Average % occupied for the period	86.1%	91.5%
Average annual rental rate per square foot	$58.15	$56.25

Same-store studio
Number of properties	3	3
Rentable square feet	1,230,997	1,230,997
Average % occupied for the period(1)	86.5%	84.0%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Six Months Ended June 30,
	2023			2022
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$380,829	$25,314	$406,143	$378,931	$39,097	$418,028
Service and other revenues	6,734	1,047	7,781	6,164	3,452	9,616
Total office revenues	387,563	26,361	413,924	385,095	42,549	427,644

Studio
Rental	26,563	6,064	32,627	25,982	850	26,832
Service and other revenues	13,387	37,493	50,880	15,068	26,399	41,467
Total studio revenues	39,950	43,557	83,507	41,050	27,249	68,299

Total revenues	427,513	69,918	497,431	426,145	69,798	495,943

Operating expenses
Office operating expenses	138,527	12,294	150,821	132,661	19,528	152,189
Studio operating expenses	21,540	50,383	71,923	23,821	15,848	39,669
Total operating expenses	160,067	62,677	222,744	156,482	35,376	191,858

Office NOI	249,036	14,067	263,103	252,434	23,021	275,455
Studio NOI	18,410	(6,826)	11,584	17,229	11,401	28,630
NOI	$267,446	$7,241	$274,687	$269,663	$34,422	$304,085

The following table gives further detail on our change in NOI:

	Six Months Ended June 30, 2023 as compared to Six Months Ended June 30, 2022
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$1,898	0.5%	$(13,783)	(35.3)%	$(11,885)	(2.8)%
Service and other revenues	570	9.2	(2,405)	(69.7)	(1,835)	(19.1)
Total office revenues	2,468	0.6	(16,188)	(38.0)	(13,720)	(3.2)

Studio
Rental	581	2.2	5,214	613.4	5,795	21.6
Service and other revenues	(1,681)	(11.2)	11,094	42.0	9,413	22.7
Total studio revenues	(1,100)	(2.7)	16,308	59.8	15,208	22.3

Total revenues	1,368	0.3	120	0.2	1,488	0.3

Operating expenses
Office operating expenses	5,866	4.4	(7,234)	(37.0)	(1,368)	(0.9)
Studio operating expenses	(2,281)	(9.6)	34,535	217.9	32,254	81.3
Total operating expenses	3,585	2.3	27,301	77.2	30,886	16.1

Office NOI	(3,398)	(1.3)	(8,954)	(38.9)	(12,352)	(4.5)
Studio NOI	1,181	6.9	(18,227)	(159.9)	(17,046)	(59.5)
NOI	$(2,217)	(0.8)%	$(27,181)	(79.0)%	$(29,398)	(9.7)%

NOI decreased $29.4 million, or 9.7%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily resulting from:

•a $27.2 million decrease in non-same-store NOI from driven by:
•a decrease in studio NOI of $18.2 million driven by a slowdown in production rentals activity due to the WGA strike; and
•a decrease in office NOI of $9.0 million primarily due to:
•a $13.8 million decrease in rental revenues mainly resulting from the sales of our Northview Center, 6922 Hollywood and Skyway Landing properties in August 2022, October 2022 and February 2023, respectively, as well as a lease expiration at our 10900-10950 Washington property, partially offset by the collection of past due rents and the reversal of the related reserve at our Westside Two property; and
•a $2.4 million decrease in service and other revenues primarily due to non-recurring lease cancellation fees received at our Skyway Landing property in 2022 and a reduction in parking revenues in connection with the sales of the properties listed above;
•partially offset by a $7.2 million decrease in operating expenses due to the aforementioned property sales.
•a $2.2 million decrease in same-store NOI driven by:
•a decrease in office NOI of $3.4 million primarily due to:
•a $5.9 million increase in operating expenses, predominantly engineering, cleaning and utilities, resulting from a colder winter in 2023 and an increase in insurance premiums in April 2023, which was partially offset by a prior-period property tax reimbursement at our ICON property;
•partially offset by a $1.9 million increase in rental revenues mainly due to the commencement of must-take parking and recoveries at our One Westside property in the third quarter of 2022. The increase was partially offset by a lease expiration at Skyport Plaza.

•an increase in studio NOI of $1.2 million primarily due to:
•a $2.3 million decrease in studio operating expenses mainly due to a decrease in ground rent expense arising from the acquisition of the related land at Sunset Gower Studios in May 2022;
•partially offset by a $1.7 million reduction in service and other revenues due to the WGA strike.

Other Income (Expense)

(Loss) income from unconsolidated real estate entities

We recorded $1.5 million of loss from unconsolidated real estate entities for the six months ended June 30, 2023, compared to $2.1 million of income for the six months ended June 30, 2022. The change was primarily driven by higher interest expense at the unconsolidated entities due to an increase in the average reference rates for variable rate debt.

Fee income

We recognized fee income of $4.7 million for the six months ended June 30, 2023 compared to $2.2 million for the six months ended June 30, 2022. Fee income represents the management fee income earned from the unconsolidated real estate entities. The increase is primarily due to the recognition of fee income related to development oversight services provided to the Sunset Waltham Cross joint venture commencing during the fourth quarter of 2022.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Gross interest expense	$107,723	$68,160	$39,563	58.0%
Capitalized interest	(14,173)	(6,877)	(7,296)	106.1
Non-cash interest expense	14,905	3,272	11,633	355.5
TOTAL	$108,455	$64,555	$43,900	68.0%

Gross interest expense increased by $39.6 million, or 58.0%, to $107.7 million for the six months ended June 30, 2023 compared to $68.2 million for the six months ended June 30, 2022. The increase was primarily driven by an increase in the average reference rates for the Company’s variable rate debt, increases in the average outstanding borrowings on the Company’s unsecured revolving credit facility and One Westside construction loan and interest incurred on the 5.95% registered senior notes, which were issued in September 2022. The overall increase was partially offset by a decrease in interest expense due to the repayment of the Series A notes in January 2023.

Capitalized interest increased by $7.3 million, or 106.1%, to $14.2 million for the six months ended June 30, 2023 compared to $6.9 million for the six months ended June 30, 2022. The increase was primarily driven by development activity at Washington 1000, which was acquired in April 2022, as well as redevelopment activities at our Westside Two and 10900-10950 Washington properties.

Non-cash interest expense increased by $11.6 million, or 355.5%, to $14.9 million for the six months ended June 30, 2023 compared to $3.3 million for the six months ended June 30, 2022. driven by the amortization of amounts recorded in accumulated other comprehensive income related to the interest rate cap on our Hollywood Media Portfolio loan, which was designated as a cash flow hedge for accounting purposes in December 2022, as well as favorable valuation adjustments on our mark-to-market derivative instruments during the six months ended June 30, 2022.

Interest income

Interest income decreased by $1.2 million, or 66.8%, to $0.6 million for the six months ended June 30, 2023 compared to $1.8 million for the three months ended June 30, 2022. The decrease was primarily driven by the maturity of the U.S. Government securities in June 2022.

Transaction-related expenses

Transaction-related expenses decreased by $2.7 million, or 197.3%, to $1.3 million of income for the six months ended June 30, 2023 compared to $1.4 million of expense for the six months ended June 30, 2023. The change was predominantly related to the remeasurement of the Zio earnout liability to fair value during the six months ended June 30, 2023.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on our non-real estate investments of $4.0 thousand for the six months ended June 30, 2023 compared to an unrealized loss on non-real estate investments of $0.2 million for the six months ended June 30, 2022. The activity in both periods is due to the observable changes in the fair value of the investments.

Gain on sale of real estate

During the six months ended June 30, 2023, we recognized a $7.0 million gain on the sale of our Skyway Landing property. No gain or loss on sale was recognized during the six months ended June 30, 2022.

Impairment loss

We did not recognize any impairment charges during the six months ended June 30, 2023. During the six months ended June 30, 2022, we recognized an impairment loss of $23.8 million, of which $15.3 million was due to a reduction in the estimated fair value of our Del Amo property and $8.5 million of which was due to the full impairment of the Zio trade name in connection with a rebranding of the business under the Company’s Sunset Studios platform.

Gain on extinguishment of debt

During the six months ended June 30, 2023, we recognized a $10.0 million gain on extinguishment of debt due to the settlement of the Quixote note payable at a discount. No gain or loss on extinguishment of debt was recognized during the six months ended June 30, 2022.

Income tax (provision) benefit

For the six months ended June 30, 2023, we recorded an income tax provision of $1.1 million compared to an income tax benefit of $1.6 million for the six months ended June 30, 2022. The change was primarily due to a valuation allowance recorded against certain deferred tax assets as well as the tax impact of the gain on extinguishment of debt recognized during the six months ended June 30, 2023, partially offset by a deferred tax benefit recognized in connection with net operating losses in certain of our taxable REIT subsidiaries.

General and administrative expenses

General and administrative expenses decreased $4.7 million, or 11.1%, to $37.7 million for the six months ended June 30, 2023 compared to $42.4 million for the six months ended June 30, 2022. The decrease was primarily driven by a decrease in payroll, non-cash compensation, office expenses and travel and entertainment.

Depreciation and amortization expense

Depreciation and amortization expense increased $12.4 million, or 6.8%, to $196.1 million for the six months ended June 30, 2023 compared to $183.6 million for the six months ended June 30, 2022. The increase was primarily related to the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Quixote transaction in August 2022.

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

Liquidity Sources

We had approximately $109.2 million of cash and cash equivalents at June 30, 2023. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service fees and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through June 30, 2023. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of June 30, 2023, we had total borrowing capacity of $1.0 billion under our unsecured revolving credit facility, $528.0 million of which had been drawn. As of June 30, 2023, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and Westside Two properties, $324.6 million of which had been drawn. As of June 30, 2023, we had total borrowing capacity of $100.6 million under the Sunset Glenoaks Studios construction loan (unconsolidated joint venture), of which $68.2 million had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. In addition, our ability to incur additional debt may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States. Certain of the major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future and increase the cost of future debt. As of July 28, 2023, the credit ratings for our senior unsecured debt were Ba1, BB+ and BBB- from Moody’s, Standard and Poor’s and Fitch, respectively.

The following table sets forth our total consolidated market capitalization (counting Series A preferred units as debt) as of June 30, 2023 (in thousands, except percentage):

June 30, 2023
Unsecured and secured debt(1)	$4,491,118
Series A redeemable preferred units	9,815
Total consolidated debt	4,500,933
Equity capitalization(2)	1,043,036
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$5,543,969
_____________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $4.22, as reported by the NYSE, on June 30, 2023 as well as the aggregate value of the Series C preferred stock liquidation preference as of June 30, 2023.

Outstanding Indebtedness

The following table sets forth information as of June 30, 2023 and December 31, 2022 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	June 30, 2023	December 31, 2022
Unsecured debt	$2,693,000	$2,660,000
Secured debt	$1,798,118	$1,950,088
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of June 30, 2023.

Liquidity Uses

Contractual Obligations

During the six months ended June 30, 2023, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2022 Annual Report on Form 10-K. See Part I, Item 1 “Note 10 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. See Part I, Item 1 “Note 13 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. See Part I, Item 1 “Note 21 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

A comparison of our cash flow activity is as follows:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Net cash provided by operating activities	$151,683	$190,142	$(38,459)	(20.2)%
Net cash used in investing activities	$(93,411)	$(104,254)	$10,843	(10.4)%
Net cash (used in) provided by financing activities	$(216,200)	$32,799	$(248,999)	(759.2)%

Cash and cash equivalents and restricted cash were $127.8 million and $285.7 million at June 30, 2023 and December 31, 2022, respectively.

Operating Activities

Net cash provided by operating activities decreased by $38.5 million, or 20.2%, to $151.7 million for the six months ended June 30, 2023 compared to $190.1 million for the six months ended June 30, 2022. The decrease primarily resulted from a slowdown in production rentals activity due to the WGA strike as well as the sales of our Northview Center, 6922 Hollywood and Skyway Landing properties in August 2022, October 2022 and February 2023, respectively.

Investing Activities

Net cash used in investing activities decreased by $10.8 million, or 10.4%, to $93.4 million for the six months ended June 30, 2023 compared to $104.3 million of net cash used in investing activities for the six months ended June 30, 2022. The decrease was primarily driven by $100.4 million of proceeds from the sale of our Skyway Landing property in February 2023 and $88.0 million spent toward the acquisitions of Washington 1000 and a land parcel at Sunset Gower Studios during the six months ended June 30, 2022. The change was partially offset by cash proceeds received in connection with the maturity of $129.3 million of U.S. Government securities in the second quarter of 2022, a $42.3 million increase in additions to investment in real estate and a $20.4 million increase in contributions to unconsolidated real estate entities during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Financing Activities

Net cash used in financing activities increased $249.0 million, or 759.2%, to $216.2 million for the six months ended June 30, 2023 compared to $32.8 million of cash provided by financing activities for the six months ended June 30, 2022. The change primarily resulted from $384.0 million of payments of unsecured and secured debt and a $126.0 million decrease in proceeds from unsecured and secured debt during the six months ended June 30, 2023, partially offset by a $233.3 million decrease in share repurchases during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, as well as an $18.4 million decrease in dividends paid to common stock and unitholders due to a 50% reduction in the per share dividend during the second quarter of 2023.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of June 30, 2023 (in thousands):

	Principal Amount	Interest Rate	Contractual Maturity Date	HPP’s Share
Bentall Centre(1)	$502,365	CDOR + 1.75%	7/1/2024	$100,473
Sunset Glenoaks Studios(2)	$68,184	SOFR + 3.10%	1/9/2025	$34,092
_____________
(1)We own 20% of the ownership interests in the unconsolidated real estate investment that owns Bentall Centre. The loan was transacted in Canadian dollars. The principal balance is shown in U.S. dollars using the foreign currency exchange rate as of June 30, 2023. The floating interest rate on the full principal amount has been effectively capped at 4.56% through the use of an interest rate cap.
(2)We own 50% of the ownership interests in the unconsolidated real estate investment that owns the Sunset Glenoaks Studios development. This loan has an initial interest rate of SOFR + 3.10% per annum until the construction at Sunset Glenoaks Studios is complete and certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The total capacity of the loan is $100.6 million. As of June 30, 2023, we have $32.4 million undrawn. The floating interest rate on the full principal amount has been effectively capped at 4.50% through the use of an interest rate cap.

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

The following table presents a reconciliation of net (loss) income to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(31,474)	$3,546	$(46,293)	$(4,069)
Adjustments:
Depreciation and amortization—consolidated	98,935	91,438	196,074	183,631
Depreciation and amortization—non-real estate assets	(8,832)	(4,485)	(17,224)	(8,917)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	1,195	1,320	2,458	2,689
Gain on sale of real estate	—	—	(7,046)	—
Impairment loss—real estate assets	—	3,250	—	15,253
Unrealized loss on non-real estate investments	843	1,818	4	168
FFO attributable to non-controlling interests	(13,239)	(18,687)	(26,862)	(38,687)
FFO attributable to preferred shares and units	(5,200)	(5,200)	(10,400)	(10,643)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$42,228	$73,000	$90,711	$139,425

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2022 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2023 to the information provided in Part II, Item 7A, of our 2022 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the second quarter of 2023, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the second quarter of 2023, we issued an aggregate of 48,933 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with tax withholding obligations. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the second quarter of 2023, our operating partnership issued an aggregate of 48,933 units to us in connection with these transactions.

All other issuances of unregistered equity securities of our operating partnership during the six months ended June 30, 2023 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $9.1 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the six months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.4	Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	November 16, 2021
3.5	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
10.1	Indemnification Agreement, dated March 13, 2023, by and between Hudson Pacific Properties, Inc. and Barry Sholem.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 4, 2023	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 4, 2023	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 4, 2023	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 4, 2023	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)