Form 10-Q
period 2023-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2023-11-03
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at October 27, 2023 was 140,937,702.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of September 30, 2023, Hudson Pacific Properties, Inc. owned approximately 97.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 2.8% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Investment in real estate, at cost	$8,831,914	$8,716,572
Accumulated depreciation and amortization	(1,735,715)	(1,541,271)
Investment in real estate, net	7,096,199	7,175,301
Non-real estate property, plant and equipment, net	115,903	130,289
Cash and cash equivalents	75,040	255,761
Restricted cash	19,054	29,970
Accounts receivable, net	19,330	16,820
Straight-line rent receivables, net	290,938	279,910
Deferred leasing costs and intangible assets, net	359,870	393,842
Operating lease right-of-use assets	391,177	401,051
Prepaid expenses and other assets, net	119,494	98,837
Investment in unconsolidated real estate entities	236,248	180,572
Goodwill	263,549	263,549
Assets associated with real estate held for sale	—	93,238
TOTAL ASSETS	$8,986,802	$9,319,140

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$4,417,020	$4,585,862
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	267,426	264,098
Operating lease liabilities	393,773	399,801
Intangible liabilities, net	29,247	34,091
Security deposits, prepaid rent and other	86,980	83,797
Liabilities associated with real estate held for sale	—	665
Total liabilities	5,260,582	5,434,450

Commitments and contingencies (note 21)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	115,580	125,044

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at September 30, 2023 and December 31, 2022	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 140,937,702 and 141,054,478 shares outstanding at September 30, 2023 and December 31, 2022, respectively	1,403	1,409
Additional paid-in capital	2,748,309	2,889,967
Accumulated other comprehensive income (loss)	4,178	(11,272)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,178,890	3,305,104
Non-controlling interest—members in consolidated real estate entities	345,058	377,756
Non-controlling interest—units in the operating partnership	76,877	66,971
Total equity	3,600,825	3,749,831
TOTAL LIABILITIES AND EQUITY	$8,986,802	$9,319,140

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Office
Rental	$199,633	$208,779	$605,776	$626,807
Service and other revenues	3,954	4,712	11,735	14,328
Total office revenues	203,587	213,491	617,511	641,135
Studio
Rental	13,482	15,305	46,109	42,137
Service and other revenues	14,374	31,558	65,254	73,025
Total studio revenues	27,856	46,863	111,363	115,162
Total revenues	231,443	260,354	728,874	756,297
OPERATING EXPENSES
Office operating expenses	80,521	78,340	231,342	230,529
Studio operating expenses	31,655	26,688	103,578	66,357
General and administrative	17,512	19,795	55,177	62,178
Depreciation and amortization	98,580	93,070	294,654	276,701
Total operating expenses	228,268	217,893	684,751	635,765
OTHER INCOME (EXPENSES)
(Loss) income from unconsolidated real estate entities	(759)	(352)	(2,219)	1,731
Fee income	340	911	5,026	3,122
Interest expense	(53,581)	(37,261)	(162,036)	(101,816)
Interest income	800	196	1,407	2,026
Management services reimbursement income—unconsolidated real estate entities	1,015	983	3,138	3,159
Management services expense—unconsolidated real estate entities	(1,015)	(983)	(3,138)	(3,159)
Transaction-related expenses	—	(9,331)	1,344	(10,713)
Unrealized loss on non-real estate investments	(2,265)	(894)	(2,269)	(1,062)
Gain on extinguishment of debt	—	—	10,000	—
Gain (loss) on sale of real estate	16,108	(180)	23,154	(180)
Impairment loss	—	(4,795)	—	(28,548)
Other income	5	1,147	139	1,138
Total other expenses	(39,352)	(50,559)	(125,454)	(134,302)
Loss before income tax benefit (provision)	(36,177)	(8,098)	(81,331)	(13,770)
Income tax benefit (provision)	425	1,306	(715)	2,909
Net loss	(35,752)	(6,792)	(82,046)	(10,861)
Net income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Net income attributable to Series C preferred shares	(5,047)	(5,047)	(15,141)	(15,384)
Net income attributable to participating securities	—	(300)	(850)	(894)
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	1,752	(6,256)	375	(21,898)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	931	1,037	2,333	4,433
Net loss attributable to common units in the operating partnership	672	225	1,600	548
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(37,597)	$(17,286)	$(94,188)	$(44,515)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(0.27)	$(0.12)	$(0.67)	$(0.31)
Net loss attributable to common stockholders—diluted	$(0.27)	$(0.12)	$(0.67)	$(0.31)
Weighted average shares of common stock outstanding—basic	140,937,702	141,117,194	140,957,170	144,677,652
Weighted average shares of common stock outstanding—diluted	140,937,702	141,117,194	140,957,170	144,677,652
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(35,752)	$(6,792)	$(82,046)	$(10,861)
Currency translation adjustments	(5,571)	(10,052)	203	(18,501)
Net unrealized gains on derivative instruments:
Unrealized gains	5,007	4,640	18,040	9,200
Reclassification adjustment for realized gains	(2,049)	(4,782)	(2,297)	(6,277)
Total net unrealized gains (losses) on derivative instruments	2,958	(142)	15,743	2,923
Total other comprehensive (loss) income	(2,613)	(10,194)	15,946	(15,578)
Comprehensive loss	(38,365)	(16,986)	(66,100)	(26,439)
Comprehensive income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,047)	(15,141)	(15,384)
Comprehensive income attributable to participating securities	—	(300)	(850)	(894)
Comprehensive loss (income) attributable to non-controlling interest in consolidated real estate entities	2,067	(6,256)	319	(21,898)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	931	1,037	2,333	4,433
Comprehensive loss attributable to non-controlling interest in the operating partnership	735	404	1,160	821
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(39,832)	$(27,301)	$(78,738)	$(59,820)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2023
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2023	$425,000	140,937,702	$1,403	$2,783,858	$—	$6,413	$73,408	$355,270	$3,645,352
Contributions	—	—	—	—	—	—	—	7,326	7,326
Distributions	—	—	—	—	—	—	—	(15,471)	(15,471)
Declared dividend	(5,047)	—	—	(37,597)	37,597	—	—	—	(5,047)
Amortization of stock-based compensation	—	—	—	2,048	—	—	4,204	—	6,252
Net income (loss)	5,047	—	—	—	(37,597)	—	(672)	(1,752)	(34,974)
Other comprehensive income	—	—	—	—	—	(2,235)	(63)	(315)	(2,613)
Balance, September 30, 2023	$425,000	140,937,702	$1,403	$2,748,309	$—	$4,178	$76,877	$345,058	$3,600,825

Balance, December 31, 2022	$425,000	141,054,478	$1,409	$2,889,967	$—	$(11,272)	$66,971	$377,756	$3,749,831
Contributions	—	—	—	—	—	—	—	21,531	21,531
Distributions	—	—	—	—	—	—	—	(53,910)	(53,910)
Issuance of unrestricted stock	—	82,861	—	—	—	—	—	—	—
Shares repurchased	—	(187,400)	(6)	(1,363)	—	—	—	—	(1,369)
Shares withheld to satisfy tax withholding obligations	—	(12,237)	—	(87)	—	—	—	—	(87)
Declared dividend	(15,141)	—	—	(146,556)	93,335	—	(1,739)	—	(70,101)
Amortization of stock-based compensation	—	—	—	6,348	—	—	12,805	—	19,153
Net income (loss)	15,141	—	—	—	(93,335)		(1,600)	(375)	(80,169)
Other comprehensive income	—	—	—	—	—	15,450	440	56	15,946
Balance, September 30, 2023	$425,000	140,937,702	$1,403	$2,748,309	$—	$4,178	$76,877	$345,058	$3,600,825

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2022
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2022	$425,000	141,609,336	$1,415	$2,985,666	$—	$(7,051)	$58,992	$384,707	$3,848,729
Contributions		—	—	—	—	—	—	784	784
Distributions	—	—	—	—	—	—	—	(7,023)	(7,023)
Transaction costs		—	—	(359)	—	—	—	—	(359)
Accelerated share repurchase		(686,016)	(7)	7			—	—	—
Declared dividend	(5,047)	—	—	(52,347)	16,986	—	(679)	—	(41,087)
Amortization of stock-based compensation	—	—	—	2,481	—	—	4,907	—	7,388
Net income (loss)	5,047	—	—	—	(16,986)	—	(225)	6,256	(5,908)
Other comprehensive loss	—	—	—	—	—	(10,015)	(179)	—	(10,194)
Balance, September 30, 2022	$425,000	140,923,320	$1,408	$2,935,448	$—	$(17,066)	$62,816	$384,724	$3,792,330

Balance, December 31, 2021	$425,000	151,124,543	$1,511	$3,317,072	$—	$(1,761)	$52,199	$402,971	4,196,992
Contributions	—	—	—	—	—	—	—	16,241	16,241
Distributions	—	—	—	—	—	—	—	(56,386)	(56,386)
Transaction costs	—	—	—	(573)	—	—	—	—	(573)
Issuance of unrestricted stock	—	32,861	—	—	—	—	—	—	—
Shares repurchased	—	(2,105,359)	(21)	(37,185)	—	—	—	—	(37,206)
Accelerated share repurchase	—	(8,128,725)	(82)	(199,918)	—	—	—	—	(200,000)
Declared dividend	(15,384)	—	—	(150,972)	43,621	—	(2,037)	—	(124,772)
Amortization of stock-based compensation	—	—	—	7,024	—	—	13,475	—	20,499
Net income (loss)	15,384	—	—	—	(43,621)	—	(548)	21,898	(6,887)
Other comprehensive loss	—	—	—	—	—	(15,305)	(273)	—	(15,578)
Balance, September 30, 2022	$425,000	140,923,320	$1,408	$2,935,448	$—	$(17,066)	$62,816	$384,724	$3,792,330

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,046)	$(10,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	294,654	276,701
Non-cash interest expense	19,390	2,204
Amortization of stock-based compensation	17,087	17,816
Loss (income) from unconsolidated real estate entities	2,219	(1,731)
Unrealized loss on non-real estate investments	2,269	1,062
Straight-line rents	(11,248)	(33,951)
Straight-line rent expenses	3,846	1,796
Amortization of above- and below-market leases, net	(4,764)	(6,393)
Amortization of above- and below-market ground leases, net	2,064	2,042
Amortization of lease incentive costs	892	1,222
Distribution of income from unconsolidated real estate entities	—	1,961
Impairment loss	—	28,548
Earnout liability fair value adjustment	(3,017)	1,757
(Gain) loss on sale of real estate	(23,154)	180
Deferred tax provision (benefit)	549	(1,373)
Gain from insurance proceeds	—	(1,167)
Change in operating assets and liabilities:
Accounts receivable	(2,398)	13,003
Deferred leasing costs and lease intangibles	(12,571)	(19,553)
Prepaid expenses and other assets	(18,374)	(10,028)
Accounts payable, accrued liabilities and other	37,137	63,807
Security deposits, prepaid rent and other	503	1,507
Net cash provided by operating activities	223,038	328,549
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	167,045	44,537
Additions to investment in real estate	(229,298)	(171,011)
Property acquisitions	—	(96,443)
Acquisitions of businesses	—	(197,862)
Maturities of U.S. Government securities	—	129,300
Contributions to non-real estate investments	(4,184)	(14,791)
Proceeds from sales of non-real estate investments	503	—
Distributions from non-real estate investments	—	329
Distributions from unconsolidated real estate entities	1,895	1,067
Contributions to unconsolidated real estate entities	(56,017)	(18,766)
Additions to non-real estate property, plant and equipment	(4,449)	(13,071)
Insurance proceeds for damaged property, plant and equipment	—	1,284
Net cash used in investing activities	(124,505)	(335,427)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	338,356	978,251
Payments of unsecured and secured debt	(517,000)	(430,000)
Payments of in-substance defeased debt	—	(128,212)
Transaction costs	—	(573)
Repurchases of common stock	(1,369)	(37,206)
Accelerated share repurchase	—	(200,000)
Dividends paid to common stock and unitholders	(54,960)	(109,388)
Dividends paid to preferred stock and unitholders	(15,600)	(18,124)

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

Contributions from redeemable non-controlling members in consolidated real estate entities	1,125	575
Distributions to redeemable non-controlling members in consolidated real estate entities	(8,256)	(8)
Contributions from non-controlling members in consolidated real estate entities	21,531	16,241
Distributions to non-controlling members in consolidated real estate entities	(53,910)	(56,386)
Payments to satisfy tax withholding obligations	(87)	—
Payments of loan costs	—	(1,100)
Net cash (used in) provided by financing activities	(290,170)	14,070
Net (decrease) increase in cash and cash equivalents and restricted cash	(191,637)	7,192
Cash and cash equivalents and restricted cash—beginning of period	285,731	196,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$94,094	$204,068

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.         FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Investment in real estate, at cost	$8,831,914	$8,716,572
Accumulated depreciation and amortization	(1,735,715)	(1,541,271)
Investment in real estate, net	7,096,199	7,175,301
Non-real estate property, plant and equipment, net	115,903	130,289
Cash and cash equivalents	75,040	255,761
Restricted cash	19,054	29,970
Accounts receivable, net	19,330	16,820
Straight-line rent receivables, net	290,938	279,910
Deferred leasing costs and intangible assets, net	359,870	393,842
Operating lease right-of-use assets	391,177	401,051
Prepaid expenses and other assets, net	119,494	98,837
Investment in unconsolidated real estate entities	236,248	180,572
Goodwill	263,549	263,549
Assets associated with real estate held for sale	—	93,238
TOTAL ASSETS	$8,986,802	$9,319,140

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$4,417,020	$4,585,862
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	267,426	264,098
Operating lease liabilities	393,773	399,801
Intangible liabilities, net	29,247	34,091
Security deposits, prepaid rent and other	86,980	83,797
Liabilities associated with real estate held for sale	—	665
Total liabilities	5,260,582	5,434,450

Commitments and contingencies (note 21)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	115,580	125,044

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at September 30, 2023 and December 31, 2022	425,000	425,000
Common units, 143,456,164 and 143,246,320 outstanding at September 30, 2023 and December 31, 2022, respectively	2,826,337	2,958,535
Accumulated other comprehensive income (loss)	4,430	(11,460)
Total Hudson Pacific Properties, L.P. partners’ capital	3,255,767	3,372,075
Non-controlling interest—members in consolidated real estate entities	345,058	377,756
Total capital	3,600,825	3,749,831
TOTAL LIABILITIES AND CAPITAL	$8,986,802	$9,319,140

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Office
Rental	$199,633	$208,779	$605,776	$626,807
Service and other revenues	3,954	4,712	11,735	14,328
Total office revenues	203,587	213,491	617,511	641,135
Studio
Rental	13,482	15,305	46,109	42,137
Service and other revenues	14,374	31,558	65,254	73,025
Total studio revenues	27,856	46,863	111,363	115,162
Total revenues	231,443	260,354	728,874	756,297
OPERATING EXPENSES
Office operating expenses	80,521	78,340	231,342	230,529
Studio operating expenses	31,655	26,688	103,578	66,357
General and administrative	17,512	19,795	55,177	62,178
Depreciation and amortization	98,580	93,070	294,654	276,701
Total operating expenses	228,268	217,893	684,751	635,765
OTHER INCOME (EXPENSES)
(Loss) income from unconsolidated real estate entities	(759)	(352)	(2,219)	1,731
Fee income	340	911	5,026	3,122
Interest expense	(53,581)	(37,261)	(162,036)	(101,816)
Interest income	800	196	1,407	2,026
Management services reimbursement income—unconsolidated real estate entities	1,015	983	3,138	3,159
Management services expense—unconsolidated real estate entities	(1,015)	(983)	(3,138)	(3,159)
Transaction-related expenses	—	(9,331)	1,344	(10,713)
Unrealized loss on non-real estate investments	(2,265)	(894)	(2,269)	(1,062)
Gain (loss) on sale of real estate	16,108	(180)	23,154	(180)
Impairment loss	—	(4,795)	—	(28,548)
Gain on extinguishment of debt	—	—	10,000	—
Other income	5	1,147	139	1,138
Total other expenses	(39,352)	(50,559)	(125,454)	(134,302)
Loss before income tax benefit (provision)	(36,177)	(8,098)	(81,331)	(13,770)
Income tax (provision) benefit	425	1,306	(715)	2,909
Net loss	(35,752)	(6,792)	(82,046)	(10,861)
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	1,752	(6,256)	375	(21,898)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	931	1,037	2,333	4,433
Net loss attributable to Hudson Pacific Properties, L.P.	(33,069)	(12,011)	(79,338)	(28,326)
Net income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Net income attributable to Series C preferred units	(5,047)	(5,047)	(15,141)	(15,384)
Net income attributable to participating securities	—	(300)	(850)	(894)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(38,269)	$(17,511)	$(95,788)	$(45,063)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(0.27)	$(0.12)	$(0.67)	$(0.31)
Net loss attributable to common unitholders—diluted	$(0.27)	$(0.12)	$(0.67)	$(0.31)
Weighted average shares of common units outstanding—basic	143,456,164	142,963,458	143,405,044	146,523,102
Weighted average shares of common units outstanding—diluted	143,456,164	142,963,458	143,405,044	146,523,102
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(35,752)	$(6,792)	$(82,046)	$(10,861)
Currency translation adjustments	(5,571)	(10,052)	203	(18,501)
Net unrealized gains on derivative instruments:
Unrealized gains	5,007	4,640	18,040	9,200
Reclassification adjustment for realized gains	(2,049)	(4,782)	(2,297)	(6,277)
Total net unrealized gains (losses) on derivative instruments	2,958	(142)	15,743	2,923
Total other comprehensive (loss) income	(2,613)	(10,194)	15,946	(15,578)
Comprehensive loss	(38,365)	(16,986)	(66,100)	(26,439)
Comprehensive income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,047)	(15,141)	(15,384)
Comprehensive income attributable to participating securities	—	(300)	(850)	(894)
Comprehensive loss (income) attributable to non-controlling interest in consolidated real estate entities	2,067	(6,256)	319	(21,898)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	931	1,037	2,333	4,433
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(40,567)	$(27,705)	$(79,898)	$(60,641)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and nine months ended September 30, 2023
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, June 30, 2023	$425,000	143,456,164	$2,858,354	$6,728	$3,290,082	$355,270	$3,645,352
Contributions	—	—	—	—	—	7,326	7,326
Distributions	—	—	—	—	—	(15,471)	(15,471)
Issuance of unrestricted units	—	—	—	—	—	—	—
Declared distributions	(5,047)	—	—	—	(5,047)	—	(5,047)
Amortization of unit-based compensation	—	—	6,252	—	6,252	—	6,252
Net income (loss)	5,047	—	(38,269)	—	(33,222)	(1,752)	(34,974)
Other comprehensive income	—	—	—	(2,298)	(2,298)	(315)	(2,613)
Balance, September 30, 2023	$425,000	143,456,164	$2,826,337	$4,430	$3,255,767	$345,058	$3,600,825

Balance, December 31, 2022	$425,000	143,246,320	$2,958,535	$(11,460)	$3,372,075	$377,756	$3,749,831
Contributions	—	—	—	—	—	21,531	21,531
Distributions	—	—	—	—	—	(53,910)	(53,910)
Issuance of unrestricted units	—	409,481	—	—	—	—	—
Repurchase of common units	—	(187,400)	(1,369)	—	(1,369)	—	(1,369)
Units withheld to satisfy tax withholding obligations	—	(12,237)	(87)	—	(87)	—	(87)
Declared distributions	(15,141)	—	(54,960)	—	(70,101)	—	(70,101)
Amortization of unit-based compensation	—	—	19,153	—	19,153	—	19,153
Net income (loss)	15,141	—	(94,935)	—	(79,794)	(375)	(80,169)
Other comprehensive income	—	—	—	15,890	15,890	56	15,946
Balance, September 30, 2023	$425,000	143,456,164	$2,826,337	$4,430	$3,255,767	$345,058	$3,600,825

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

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,046)	$(10,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	294,654	276,701
Non-cash interest expense	19,390	2,204
Amortization of unit-based compensation	17,087	17,816
Loss (income) from unconsolidated real estate entities	2,219	(1,731)
Unrealized loss on non-real estate investments	2,269	1,062
Straight-line rents	(11,248)	(33,951)
Straight-line rent expenses	3,846	1,796
Amortization of above- and below-market leases, net	(4,764)	(6,393)
Amortization of above- and below-market ground leases, net	2,064	2,042
Amortization of lease incentive costs	892	1,222
Distribution of income from unconsolidated real estate entities	—	1,961
Impairment loss	—	28,548
Earnout liability fair value adjustment	(3,017)	1,757
(Gain) loss on sale of real estate	(23,154)	180
Deferred tax provision (benefit)	549	(1,373)
Gain from insurance proceeds	—	(1,167)
Change in operating assets and liabilities:
Accounts receivable	(2,398)	13,003
Deferred leasing costs and lease intangibles	(12,571)	(19,553)
Prepaid expenses and other assets	(18,374)	(10,028)
Accounts payable, accrued liabilities and other	37,137	63,807
Security deposits, prepaid rent and other	503	1,507
Net cash provided by operating activities	223,038	328,549
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	167,045	44,537
Additions to investment in real estate	(229,298)	(171,011)
Property acquisitions	—	(96,443)
Acquisitions of businesses	—	(197,862)
Maturities of U.S. Government securities	—	129,300
Contributions to non-real estate investments	(4,184)	(14,791)
Proceeds from sale of non-real estate investment	503	—
Distributions from non-real estate investments	—	329
Distributions from unconsolidated real estate entities	1,895	1,067
Contributions to unconsolidated real estate entities	(56,017)	(18,766)
Additions to non-real estate property, plant and equipment	(4,449)	(13,071)
Insurance proceeds for damaged property, plant and equipment	—	1,284
Net cash used in investing activities	(124,505)	(335,427)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	338,356	978,251
Payments of unsecured and secured debt	(517,000)	(430,000)
Payments of in-substance defeased debt	—	(128,212)
Transaction costs	—	(573)
Repurchases of common units	(1,369)	(237,206)
Distributions paid to common unitholders	(54,960)	(109,388)
Distributions paid to preferred unitholders	(15,600)	(18,124)
Contributions from redeemable non-controlling members in consolidated real estate entities	1,125	575

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

Distributions to redeemable non-controlling members in consolidated real estate entities	(8,256)	(8)
Contributions from non-controlling members in consolidated real estate entities	21,531	16,241
Distributions to non-controlling members in consolidated real estate entities	(53,910)	(56,386)
Payments to satisfy tax withholding obligations	(87)	—
Payments of loan costs	—	(1,100)
Net cash (used in) provided by financing activities	(290,170)	14,070
Net (decrease) increase in cash and cash equivalents and restricted cash	(191,637)	7,192
Cash and cash equivalents and restricted cash—beginning of period	285,731	196,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$94,094	$204,068

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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of September 30, 2023:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	47	13,817,222
Studio	3	1,256,579
Future development	6	1,966,242
Total consolidated portfolio	56	17,040,043
Unconsolidated portfolio(1)
Office(2)	1	1,516,051
Studio(3)	2	473,000
Future development(4)	2	1,617,347
Total unconsolidated portfolio	5	3,606,398
TOTAL	61	20,646,441
_________________
1.The Company owns 20% of the unconsolidated joint venture entity that owns the Bentall Centre property, 50% of the unconsolidated joint venture entity that owns Sunset Glenoaks Studios, 35% of the unconsolidated joint venture entity that owns Sunset Waltham Cross Studios and approximately 26% of the unconsolidated joint venture entity that owns the Sunset Pier 94 Studios development. The square footage shown above represents 100% of the properties.
2.Includes Bentall Centre.
3.Includes Sunset Glenoaks Studios and Sunset Pier 94 Studios.
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

The Company has reclassified an income tax benefit of $1.3 million and $2.9 million from other income to income tax benefit (provision) on the Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively, to conform to the presentation for the three and nine months ended September 30, 2023.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company has reclassified a gain on derivatives of $8.0 million from gain on derivatives to non-cash interest expense on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 to conform to the presentation for the nine months ended September 30, 2023.

The Company has reclassified $0.9 million and $0.5 million from change in operating assets and liabilities—prepaid expenses and other assets and change in operating assets and liabilities—accounts payable, accrued liabilities and other, respectively, to deferred tax provision (benefit) on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 to conform to the presentation for the nine months ended September 30, 2023.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of September 30, 2023, the Company has determined that its operating partnership and 20 joint ventures met the definition of a VIE. 13 of these joint ventures are consolidated and seven are unconsolidated.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Consolidated Joint Ventures

As of September 30, 2023, the operating partnership has determined that 13 of its joint ventures met the definition of a VIE and are consolidated:

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

As of September 30, 2023 and December 31, 2022, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of September 30, 2023, the Company has determined it is not the primary beneficiary of seven of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

On August 28, 2023, the Company entered into a joint venture with subsidiaries of Blackstone Property Partners and Vornado Realty Trust to develop Sunset Pier 94 Studios in the borough of Manhattan in New York, New York. The Company owns approximately 26% of the ownership interests in the joint venture.

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

Lease Accounting

The Company accounts for its leases under Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842), which requires companies to identify lease and non-lease components of a lease agreement. Lease components relate to the right to use the leased asset whereas non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and liabilities was 5.6%. ROU assets also include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 22 years as of September 30, 2023.

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

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Ancillary revenues	$13,337	$29,854	$61,651	$68,817
Other revenues	$4,302	$5,925	$13,643	$17,129
Studio-related tenant recoveries	$689	$491	$1,695	$1,407
Management fee income	$340	$911	$5,026	$3,122
Management services reimbursement income	$1,015	$983	$3,138	$3,159

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	September 30, 2023	December 31, 2022
Ancillary revenues	$5,651	$15,503
Other revenues	$1,045	$1,193

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

As of September 30, 2023 and December 31, 2022, the carrying value of goodwill was $263.5 million. No impairment indicators have been identified during the three and nine months ended September 30, 2023.

Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method, which reflects the pattern in which the assets are consumed. The estimated useful lives for acquired intangible assets range from five to seven years. The Company assesses its intangible assets with finite lives for impairment when indicators of impairment are identified.

Recently Issued Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement, which requires companies to measure contributed assets at fair value, with the difference in the fair value of the joint venture as a whole and its net assets recorded as goodwill or an equity adjustment. This ASU is effective for fiscal periods beginning after January 1, 2025. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

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

During the three and nine months ended September 30, 2022, the Company recognized acquisition-related costs of $7.1 million. These costs are included in transaction-related expenses on the Consolidated Statements of Operations.

The amounts of revenue and net income from operations of Quixote included in the Company’s Consolidated Statements of Operations from the Quixote Acquisition Date to September 30, 2022 are as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenue	$8,852	$8,852
Net income from operations	1,257	1,257

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	September 30, 2023	December 31, 2022
Land	$1,377,970	$1,397,714
Building and improvements	6,370,018	6,342,851
Tenant improvements	894,595	868,193
Furniture and fixtures	9,441	9,639
Property under development	179,890	98,175
INVESTMENT IN REAL ESTATE, AT COST	$8,831,914	$8,716,572

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the three and nine months ended September 30, 2023.

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

The Company had no impairments of real estate during the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $13.0 million, respectively, of impairment charges related to the tangible assets of its Del Amo office property due to a reduction in the estimated fair value of the property. The property was sold in August 2022. The estimated fair value of $2.8 million was based on the estimated sales price of the property, which is classified within Level 2 of the fair value hierarchy.
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

During three and nine months ended September 30, 2022, the Company recorded $3.1 million of impairment charges related to the tangible assets of its 6922 Hollywood office property due to a reduction in the estimated fair value of the property. The property was classified as held for sale as of September 30, 2022 and was subsequently sold in October 2022. The estimated fair value of $96.0 million was based on the sales price of the property, which is classified within Level 2 of the fair value hierarchy.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Dispositions of Real Estate

The following table summarizes information on dispositions completed during the nine months ended September 30, 2023. These properties were considered non-strategic to the Company’s portfolio:

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)	Gain on Sale(2) (in millions)
Skyway Landing	Office	2/6/2023	246,997	$102.0	$7.0
604 Arizona	Office	8/24/2023	44,260	$32.5	$10.3
3401 Exposition	Office	8/25/2023	63,376	$40.0	$5.8
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.
2.Included within gain (loss) on sale of real estate on the Consolidated Statement of Operations.

The following table summarizes information on dispositions completed during the nine months ended September 30, 2022. These properties were considered non-strategic to the Company’s portfolio:

Property	Segment	Date of Disposition	Square Feet	Sales Price(1) (in millions)	Gain (Loss) on Sale (in millions)
Del Amo	Office	8/5/2022	113,000	$2.8	$—
Northview Center	Office	8/30/2022	179,985	$46.0	$(0.2)
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.

5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	September 30, 2023	December 31, 2022
Trailers	$71,746	$68,973
Production equipment	36,960	36,019
Trucks and other vehicles	20,921	20,306
Leasehold improvements	14,491	16,993
Other equipment	7,200	5,693
Furniture, fixtures and equipment	6,975	5,849
Non-real estate property, plant and equipment, at cost	158,293	153,833
Accumulated depreciation	(42,390)	(23,544)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$115,903	$130,289

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. See Note 2 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6. Investment in Unconsolidated Real Estate Entities

The following table summarizes the Company’s investments in unconsolidated joint ventures:

Property	Property Type	Submarket	Ownership Interest	Functional Currency
Sunset Waltham Cross Studios	Development	Broxbourne, United Kingdom	35%	Pound sterling	(1)
Sunset Glenoaks Studios	Development	Sun Valley	50%	U.S. dollar	(2)(3)
Bentall Centre	Operating Property	Downtown Vancouver	20%	Canadian dollar	(2)(4)
Sunset Pier 94 Studios	Development	Manhattan	51%	U.S dollar	(4)(5)
__________________
1.The Company owns 35% of the ownership interests in each of the joint venture entities that own the Sunset Waltham Cross Studios and the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity.
2.The Company serves as the operating member of this joint venture.
3.The Company has provided various guarantees for this joint venture’s construction loan, including a completion guarantee, equity guarantee and recourse carve-out guarantee. The likelihood of loss relating to the completion guarantee is remote as of September 30, 2023.
4.The Company has guaranteed the joint ventures’ outstanding indebtedness in the amount of $98.4 million at Bentall Centre and $26 thousand at Sunset Pier 94 Studios, respectively.
5.As of August 28, 2023, the Company owns 51% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns the Sunset Pier 94 Studios development. The Company’s resulting economic interest in the development is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a completion guarantee, recourse guarantee and guaranty of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of September 30, 2023.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.2 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	September 30, 2023	December 31, 2022
ASSETS
Investment in real estate, net	$1,201,957	$1,093,448
Other assets	113,597	62,870
TOTAL ASSETS	$1,315,554	$1,156,318

LIABILITIES
Secured debt, net	$572,762	$527,985
Other liabilities	64,850	49,027
TOTAL LIABILITIES	637,612	577,012

Company’s capital(1)	213,165	170,656
Partner’s capital	464,777	408,650
TOTAL CAPITAL	677,942	579,306

TOTAL LIABILITIES AND CAPITAL	$1,315,554	$1,156,318
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the (loss) income from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TOTAL REVENUES	$18,478	$18,515	$56,220	$64,962

TOTAL EXPENSES	22,427	20,151	67,104	55,802

NET (LOSS) INCOME	$(3,949)	$(1,636)	$(10,884)	$9,160

7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	September 30, 2023	December 31, 2022
Deferred leasing costs and in-place lease intangibles	$327,346	$328,617
Accumulated amortization	(160,163)	(141,353)
Deferred leasing costs and in-place lease intangibles, net	167,183	187,264
Below-market ground leases	79,562	79,562
Accumulated amortization	(20,044)	(17,979)
Below-market ground leases, net	59,518	61,583
Above-market leases	673	724
Accumulated amortization	(350)	(324)
Above-market leases, net	323	400
Customer relationships	97,900	97,900
Accumulated amortization	(22,859)	(12,346)
Customer relationships, net	75,041	85,554
Non-competition agreements	8,200	8,200
Accumulated amortization	(2,868)	(1,632)
Non-competition agreements, net	5,332	6,568
Trade name	37,200	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$359,870	$393,842

Below-market leases	$59,274	$59,540
Accumulated amortization	(30,741)	(26,195)
Below-market leases, net	28,533	33,345
Above-market ground leases	1,095	1,095
Accumulated amortization	(381)	(349)
Above-market ground leases, net	714	746
INTANGIBLE LIABILITIES, NET	$29,247	$34,091

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Deferred leasing costs and in-place lease intangibles(1)	$(9,382)	$(9,450)	$(28,439)	$(29,657)
Below-market ground leases(2)	$(698)	$(698)	$(2,096)	$(2,075)
Above-market leases(3)	$(15)	$(16)	$(47)	$(107)
Customer relationships(1)	$(3,504)	$(2,415)	$(10,512)	$(6,165)
Non-competition agreements(1)	$(412)	$(313)	$(1,235)	$(843)
Below-market leases(3)	$1,540	$1,717	$4,811	$6,500
Above-market ground leases(2)	$11	$11	$32	$33
__________________
1.Amortization is recorded in depreciation and amortization expenses and for lease incentive costs in office rental revenues on the Consolidated Statements of Operations.
2.Amortization is recorded in office operating expenses on the Consolidated Statements of Operations.
3.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.

The Company had no impairments of deferred leasing costs and intangible assets or liabilities during the three and nine months ended ended September 30, 2023.

During the nine months ended September 30, 2022, the Company recognized an $8.5 million impairment of the Zio trade name. The impairment was related to the rebranding and integration of the previously acquired Zio brand into the Company’s existing Sunset Studios platform, after which the Company stopped using the Zio trade name. During the nine months ended September 30, 2022, the Company also recognized an impairment loss of $2.4 million related to the below-market ground lease at its Del Amo office property, which was sold in August 2022. The losses are recorded within impairment loss on the Consolidated Statement of Operations.

8. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to receivables are discussed in the Company’s 2022 Annual Report on Form 10-K.

Accounts Receivable

As of September 30, 2023, accounts receivable was $19.5 million and there was a $0.2 million allowance for doubtful accounts. As of December 31, 2022, accounts receivable was $16.9 million and there was $0.1 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of September 30, 2023, straight-line rent receivables was $290.9 million and there was no allowance for doubtful accounts. As of December 31, 2022, straight-line rent receivables was $279.9 million and there was no allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
9. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	September 30, 2023	December 31, 2022
Non-real estate investments	48,833	47,329
Deferred tax asset, net	4,769	5,317
Interest rate derivative assets	19,559	9,292
Deferred financing costs, net	4,327	5,824
Inventory	5,954	4,914
Prepaid property tax	3,475	2,041
Prepaid insurance	17,422	6,530
Stock purchase warrant	2	95
Other	15,153	17,495
PREPAID EXPENSES AND OTHER ASSETS, NET	$119,494	$98,837

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $2.2 million on its non-real estate investments due to the observable changes in fair value during the three and nine months ended September 30, 2023. The Company recognized an unrealized loss of $0.7 million and an unrealized gain of $0.5 million on its non-real estate investments due to the observable changes in fair value during the three and nine months ended September 30, 2022, respectively.

Stock Purchase Warrants

The Company holds investments in stock purchase warrants that give the Company rights to purchase a fixed number of shares of common stock of a non-real estate investee. The warrants meet the definition of a derivative and are measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative assets are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $0.1 million due to the change in the fair value of the stock purchase warrants during the three and nine months ended September 30, 2023. The Company recognized an unrealized loss of $0.2 million and $1.6 million due to the change in the fair value of the stock purchase warrant during the three and nine months ended September 30, 2022, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
10. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	September 30, 2023	December 31, 2022	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$520,000	$385,000	SOFR + 1.15% to 1.60%	12/21/2026	(5)
Series A notes	—	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	—	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	2,635,000	2,660,000

Secured debt
Hollywood Media Portfolio	$1,100,000	$1,100,000	SOFR + 1.10%	8/9/2026	(7)
Acquired Hollywood Media Portfolio debt	(209,814)	(209,814)	SOFR + 1.66%	8/9/2026	(7)
Hollywood Media Portfolio, net(8)(9)	890,186	890,186
One Westside and Westside Two(10)	324,632	316,602	SOFR + 1.60%	12/18/2024	(11)
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(12)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Quixote	—	160,000	5.00%	12/31/2023	(14)
Total secured debt	1,798,118	1,950,088
Total unsecured and secured debt	4,433,118	4,610,088
Unamortized deferred financing costs/loan discounts(15)	(16,098)	(24,226)
TOTAL UNSECURED AND SECURED DEBT, NET	$4,417,020	$4,585,862

JOINT VENTURE PARTNER DEBT(16)	$66,136	$66,136	4.50%	10/9/2032	(17)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2023, which may be different than the interest rates as of December 31, 2022 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% to 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of September 30, 2023, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.35%.
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
7.Includes the option to extend the initial maturity date of August 9, 2023 three times for an additional one-year term each. The first extension option was executed as of August 9, 2023.
8.The Company purchased bonds comprising the loan in the amount of $209.8 million.
9.The floating interest rate on $539.0 million of principal has been capped at 5.70% through the use of an interest rate cap. The floating interest rate on the remaining $351.2 million of principal is effectively fixed at 3.31% through the use of an interest rate swap.
10.The Company has the ability to draw up to $414.6 million under the construction loan, which is secured by the One Westside and Westside Two properties.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
11.Includes the option to extend the initial maturity date of December 18, 2023 twice for an additional six-month term each.
12.This loan is interest-only through its term. The floating interest rate on $141.4 million of principal has been capped at 5.00% through the use of an interest rate cap. The floating interest rate on the remaining $172.9 million of principal has been effectively fixed at 3.75% through the use of an interest rate swap.
13.This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
14.The note was settled in April 2023 for consideration of $150.0 million, a $10.0 million discount on the note’s principal balance.
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

Current Year Activity

During the nine months ended September 30, 2023, there were $135.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

In January 2023, the Company repaid its $110.0 million Series A notes in full.

In April 2023, the Company settled the Quixote note for consideration of $150.0 million, a $10.0 million discount on the note’s principal balance, which resulted in a gain on extinguishment of debt of $10.0 million during the three and nine months ended September 30, 2023. The Company drew on its unsecured revolving credit facility to fund the settlement.

In July 2023, the Company modified the existing loan agreement secured by the Hollywood Media Portfolio, whereby the LIBOR-based floating interest rate was replaced with a term SOFR-based floating interest rate. The Company applied the relief provisions of ASC 848, Reference Rate Reform, and accounted for this modification as a continuation of the existing loan agreement.

In September 2023, the Company repaid its $50.0 million Series E notes in full.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of September 30, 2023:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2023	$—	$—
2024	324,632	—
2025	741,300	—
2026	1,560,186	—
2027	456,000	—
Thereafter	1,351,000	66,136
TOTAL	$4,433,118	$66,136

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

The following table summarizes existing covenants and their covenant levels as of September 30, 2023 related to our unsecured revolving credit facility, term loans and note purchase agreements, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	49.0%
Unsecured indebtedness to unencumbered asset value	≤ 60%	57.7%
Adjusted EBITDA to fixed charges	≥ 1.5x	2.1x
Secured indebtedness to total asset value	≤ 45%	20.8%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.4x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of September 30, 2023:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	45.2%
Total unencumbered assets to unsecured debt	≥ 150%	221.9%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	2.2x
Secured debt to total assets	≤ 45%	19.1%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of September 30, 2023.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of September 30, 2023.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross interest expense(1)	$57,702	$43,126	$165,425	$111,286
Capitalized interest	(8,606)	(4,797)	(22,779)	(11,674)
Non-cash interest expense (income)(2)	4,485	(1,068)	19,390	2,204
INTEREST EXPENSE	$53,581	$37,261	$162,036	$101,816
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of September 30, 2023 and December 31, 2022:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Derivative Type	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
Hollywood Media Portfolio	Cap	Cash flow hedge	$1,100,000	August 2021	August 2023	3.50%	$—	$9,292
1918 Eighth	Swap	Cash flow hedge	172,865	February 2023	October 2025	3.75%	3,706	—
1918 Eighth	Cap	Partial cash flow hedge(1)	314,300	June 2023	December 2025	5.00%	3,089	—
1918 Eighth	Sold cap(2)	Mark-to-market	172,865	June 2023	December 2025	5.00%	(1,705)	—
Hollywood Media Portfolio	Cap	Partial cash flow hedge(1)	1,100,000	August 2023	August 2024	5.70%	1,010	—
Hollywood Media Portfolio	Sold cap(2)	Mark-to-market	561,000	August 2023	August 2024	5.70%	(516)	—
Hollywood Media Portfolio	Swap	Cash flow hedge	351,186	August 2023	June 2026	3.31%	11,754	—
TOTAL							$17,338	$9,292
_____________
1.$141,435 and $539,000 of the notional amounts of the 1918 Eighth and Hollywood Media Portfolio caps, respectively, have been designated as effective cash flow hedges for accounting purposes. The remainder of each is accounted for under mark-to-market accounting.
2.The sold caps serve to offset the changes in fair value of the portions of the 1918 Eighth and Hollywood Media Portfolio caps that are not designated as cash flow hedges for accounting purposes.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of September 30, 2023, the Company expects $8.6 million of unrealized gain included in accumulated other comprehensive income will be reclassified as a reduction to interest expense in the next 12 months.

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

The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company recognized an income tax benefit of $0.4 million and provision of $0.7 million for the three and nine months ended September 30, 2023, respectively, and an income tax benefit of $1.3 million and $2.9 million for the three and nine months ended September 30, 2022, respectively.

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. A valuation allowance is recognized when it is determined that it is more likely than not that a deferred tax asset will not be realized. As of September 30, 2023, the Company had recorded a net deferred tax asset, net of valuation allowance, of $4.8 million within prepaid expenses and other assets, net on the consolidated Balance Sheet. As of December 31, 2022, the Company had recorded a net deferred tax asset of $5.3 million, consisting of gross deferred tax assets of $16.9 million, gross deferred tax liabilities of $11.6 million and no valuation allowance, within prepaid expenses and other assets, net on the Consolidated Balance Sheet. Significant components of the Company’s deferred tax assets and liabilities relate to depreciation and amortization, unrealized gains and losses on non-real estate investments and net operating loss carryforwards.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2023, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2018. The Company has assessed its tax positions for all open years, which as of September 30, 2023 included 2019 to 2021 for federal purposes and 2018 to 2021 for state purposes, and concluded that there are no material uncertainties to be recognized.

13. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2023 to 2040.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of September 30, 2023:

Year Ended
Remaining 2023	$157,835
2024	608,532
2025	515,865
2026	460,496
2027	407,481
Thereafter	1,390,474
TOTAL	$3,540,683

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 12 ground leases, 10 sound stage leases, seven office leases and 19 other leases as of September 30, 2023. The Company’s operating lease obligations have expiration dates ranging from 2023 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of September 30, 2023, the present value of the remaining contractual payments of $725.3 million under the Company’s operating lease agreements was $393.8 million. The corresponding operating lease right-of-use assets amounted to $391.2 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of September 30, 2023:

Year	Lease Payments(1)
Remaining 2023	$10,115
2024	41,275
2025	40,514
2026	38,938
2027	36,272
Thereafter	558,138
Total operating lease payments	725,252
Less: interest portion	(331,479)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$393,773
_____________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Variable rental expense	$2,691	$1,219	$8,870	$7,316
Minimum rental expense	$11,372	$7,841	$33,760	$20,122

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$19,559	$—	$19,559	$—	$9,292	$—	$9,292
Interest rate derivative liabilities(2)	$—	$(2,221)	$—	$(2,221)	$—	$—	$—	$—
Non-real estate investments measured at fair value(1)	$3	$—	$—	$3	$544	$—	$—	$544
Stock purchase warrant(1)	$—	$2	$—	$2	$—	$95	$—	$95
Earnout liability(2)	$—	$—	$(6,283)	$(6,283)	$—	$—	$(9,300)	$(9,300)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$48,830	$—	$—	$—	$46,785
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

The following table summarizes changes in the carrying amount of the earnout liability during the nine months ended September 30, 2023:

Balance, December 31, 2022	$(9,300)
Remeasurement to fair value	3,017
Balance, September 30, 2023	$(6,283)

The remeasurement gain of $3.0 million recognized during the nine months ended September 30, 2023 is recorded in transaction-related expenses on the Consolidated Statements of Operations.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$2,635,000	$2,200,793	$2,660,000	$2,364,871
Secured debt(1)	$1,798,118	$1,776,417	$1,950,088	$1,927,297
Consolidated joint venture partner debt	$66,136	$59,558	$66,136	$60,327
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

15. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of September 30, 2023, 12.0 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $6.65.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expensed stock compensation(1)	$5,540	$6,494	$17,087	$17,816
Capitalized stock compensation(2)	712	894	2,066	2,683
TOTAL STOCK COMPENSATION(3)	$6,252	$7,388	$19,153	$20,499
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

16. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended September 30, 2023 and 2022, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Basic and diluted net loss available to common stockholders	$(37,597)	$(17,286)	$(94,188)	$(44,515)
Denominator:
Basic weighted average common shares outstanding	140,937,702	141,117,194	140,957,170	144,677,652
Effect of dilutive instruments(1)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	140,937,702	141,117,194	140,957,170	144,677,652
Basic earnings per common share	$(0.27)	$(0.12)	$(0.67)	$(0.31)
Diluted earnings per common share	$(0.27)	$(0.12)	$(0.67)	$(0.31)

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended September 30, 2023 and 2022, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Basic and diluted net loss available to common unitholders	$(38,269)	$(17,511)	$(95,788)	$(45,063)
Denominator:
Basic weighted average common units outstanding	143,456,164	142,963,458	143,405,044	146,523,102
Effect of dilutive instruments(1)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	143,456,164	142,963,458	143,405,044	146,523,102
Basic earnings per common unit	$(0.27)	$(0.12)	$(0.67)	$(0.31)
Diluted earnings per common unit	$(0.27)	$(0.12)	$(0.67)	$(0.31)
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

17. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of September 30, 2023 and December 31, 2022, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended September 30, 2023		Nine Months Ended September 30,
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
BEGINNING OF PERIOD	$9,815	$119,136	$9,815	$125,044
Contributions	—	1,125	—	1,125
Distributions	—	(3,750)	—	(8,256)
Declared dividend	(153)	—	(459)	—
Net income (loss)	153	(931)	459	(2,333)
END OF PERIOD	$9,815	$115,580	$9,815	$115,580

18. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive (loss) income (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2022	$(1,280)	$(9,992)	$(11,272)
Unrealized gains recognized in AOCI	17,447	199	17,646
Reclassification from AOCI into income(1)	(2,196)	—	(2,196)
Net change in AOCI	15,251	199	15,450
BALANCE AT SEPTEMBER 30, 2023	$13,971	$(9,793)	$4,178
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2022	$(1,260)	$(10,200)	$(11,460)
Unrealized gains recognized in AOCI	17,943	205	18,148
Reclassification from AOCI into income(1)	(2,258)	—	(2,258)
Net change in AOCI	15,685	205	15,890
BALANCE AT SEPTEMBER 30, 2023	$14,425	$(9,995)	$4,430
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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	September 30, 2023	December 31, 2022
Company-owned common units in the operating partnership	140,937,702	141,054,478
Company’s ownership interest percentage	98.2%	98.5%
Non-controlling common units in the operating partnership(1)	2,518,462	2,191,842
Non-controlling ownership interest percentage	1.8%	1.5%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of September 30, 2023, this amount represents both common units and performance units of 550,969 and 1,967,493, respectively. As of December 31, 2022, this amount represents both common units and performance units in the amount of 550,969 and 1,640,873, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the three and nine months ended September 30, 2023.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three and nine months ended September 30, 2023. A cumulative total of $65.8 million has been sold as of September 30, 2023.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. During the three and nine months ended September 30, 2023, the Company repurchased $0 and $1.4 million, respectively, of its common stock, before transaction costs. Since commencement of the program, a cumulative total of $214.7 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

Dividends

The Board has historically declared dividends on a quarterly basis and the Company has paid the dividends during the quarters in which the dividends were declared. Declaration of any future dividends will be determined by the Company’s Board of Directors after considering the Company’s obligations under its various financing agreements, projected taxable income, compliance with its debt covenants, long-term operating projections, expected capital requirements and the risks affecting the Company’s business. The following table summarizes dividends per share declared and paid for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock(1)	$—	$0.25	$0.375	$0.75
Common units(1)	$—	$0.25	$0.375	$0.75
Series A preferred units	$0.3906	$0.3906	$1.1718	$1.1718
Series C preferred stock(2)	$0.2968750	$0.2968750	$0.8906250	$1.0390625

Performance units(1)	$—	$0.25	$0.375	$0.75
Payment date	September 29, 2023	September 29, 2022	N/A	N/A
Record date	September 19, 2023	September 19, 2022	N/A	N/A
_________________
1.In September 2023, the Company temporarily suspended its quarterly common stock dividend. As a result, the common unit and performance unit dividends were also suspended.
2.Dividends paid during nine months ended September 30, 2022 include a $0.2968750 per share dividend declared and paid in each of the first, second and third quarters 2022 and a $0.1484375 per share dividend declared during the fourth quarter of 2021.

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

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Office segment
Office revenues	$203,587	$213,491	$617,511	$641,135
Office expenses	(80,521)	(78,340)	(231,342)	(230,529)
Office segment profit	123,066	135,151	386,169	410,606
Studio segment
Studio revenues	27,856	46,863	111,363	115,162
Studio expenses	(31,655)	(26,688)	(103,578)	(66,357)
Studio segment (loss) profit	(3,799)	20,175	7,785	48,805
TOTAL SEGMENT PROFIT	$119,267	$155,326	$393,954	$459,411

Segment revenues	$231,443	$260,354	$728,874	$756,297
Segment expenses	(112,176)	(105,028)	(334,920)	(296,886)
TOTAL SEGMENT PROFIT	$119,267	$155,326	$393,954	$459,411

The table below is a reconciliation of the total profit from all segments to net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET LOSS	$(35,752)	$(6,792)	$(82,046)	$(10,861)
General and administrative	17,512	19,795	55,177	62,178
Depreciation and amortization	98,580	93,070	294,654	276,701
Loss (income) from unconsolidated real estate entities	759	352	2,219	(1,731)
Fee income	(340)	(911)	(5,026)	(3,122)
Interest expense	53,581	37,261	162,036	101,816
Interest income	(800)	(196)	(1,407)	(2,026)
Management services reimbursement income—unconsolidated real estate entities	(1,015)	(983)	(3,138)	(3,159)
Management services expense—unconsolidated real estate entities	1,015	983	3,138	3,159
Transaction-related expenses	—	9,331	(1,344)	10,713
Unrealized loss on non-real estate investments	2,265	894	2,269	1,062
(Gain) loss on sale of real estate	(16,108)	180	(23,154)	180
Impairment loss	—	4,795	—	28,548
Gain on extinguishment of debt	—	—	(10,000)	—
Other income	(5)	(1,147)	(139)	(1,138)
Income tax (benefit) provision	(425)	(1,306)	715	(2,909)
TOTAL PROFIT FROM ALL SEGMENTS	$119,267	$155,326	$393,954	$459,411

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

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three and nine months ended September 30, 2023, the Company recognized $1.0 million and $3.1 million, respectively, of reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations. During the three and nine months ended September 30, 2022, the Company recognized $1.0 million and $3.2 million, respectively, of such reimbursement income.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of September 30, 2023, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $6.3 million and $6.4 million, respectively, as compared to right-of-use assets and lease liabilities of $6.1 million and $6.2 million, respectively, as of December 31, 2022. During the three and nine months ended September 30, 2023, the Company recognized $0.3 million and $0.8 million, respectively, of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statement of Operations related to these leases. During the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $0.7 million, respectively, of related rental expense.

21. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of September 30, 2023, the Company has contributed $37.3 million to these funds, net of distributions, with $13.7 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2023, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of September 30, 2023, the Company had $3.1 million in outstanding letters of credit under the unsecured revolving credit facility. Subsequent to September 30, 2023, the Company issued an additional letter of credit in the amount of $1.4 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of September 30, 2023, the Company had $170.3 million in related commitments.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
22. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest, net of capitalized interest	$134,478	$68,821
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$116,478	$181,689
Ground lease remeasurements	$5,751	$23,177
Note payable issued as consideration in a business combination	$—	$160,000
Lease liabilities recorded in connection with right-of-use assets	$2,117	$94,447

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc and Hudson Pacific Properties, L.P.:

	Nine Months Ended September 30,
	2023	2022
BEGINNING OF PERIOD
Cash and cash equivalents	$255,761	$96,555
Restricted cash	29,970	100,321
TOTAL	$285,731	$196,876

END OF PERIOD
Cash and cash equivalents	$75,040	$161,667
Restricted cash	19,054	42,401
TOTAL	$94,094	$204,068

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
•our failure to generate sufficient cash flows to service our outstanding indebtedness, repay indebtedness when due and maintain dividend payments;
•lack or insufficient amounts of insurance;
•decreased rental rates or increased vacancy rates;
•strikes or work stoppages;
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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at September 30, 2023, our office portfolio consisted of approximately 15.3 million square feet of in-service, repositioning, redevelopment and development properties. Additionally, as of September 30, 2023, our studio portfolio consisted of 1.7 million square feet of in-service, repositioning and development properties and our future development portfolio consisted of 3.6 million developable square feet. Our consolidated and unconsolidated portfolio consists of 61 properties (36 wholly-owned properties, 17 properties owned by joint ventures and eight future development properties) located throughout the United States, Western Canada and Greater London, United Kingdom, totaling approximately 20.6 million square feet.

As of September 30, 2023, our in-service office portfolio was 83.1% leased (including leases not yet commenced). Our same-store studio properties were 83.5% leased for the average percent leased for the 12 months ended September 30, 2023.

The following table summarizes our portfolio as of September 30, 2023:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	43	13,677,628	81.7%	83.0%	$55.15
Stabilized non-same store(5)	1	35,905	100.0	100.0	14.28
Total stabilized	44	13,713,533	81.8	83.0	55.01
Lease-up(5)(6)	1	724,062	72.2	83.7	60.96
Total in-service office	45	14,437,595	81.3	83.1	55.28
STUDIO
Same-store(7)	3	1,231,335	83.5	83.5	45.63
Total	3	1,231,335
Repositioning(5)(8)	2	374,922	—	1.6	—
Development(5)(9)	3	1,019,000	—	—	—
Total repositioning and development	5	1,393,922
Total office and studio properties	53	17,062,852
Future development(10)	8	3,583,589
TOTAL	61	20,646,441
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of September 30, 2023 divided by (ii) total square feet expressed as a percentage, whereas percent leased includes uncommenced leases. Percent occupied for studio properties reflects the average percent occupied for the 12 months ended September 30, 2023.
3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of September 30, 2023 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of September 30, 2023. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of September 30, 2023. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of September 30, 2023. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended September 30, 2023, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of September 30, 2023.
4.Same-store office for the three months ended September 30, 2023 defined as all properties owned and included in our stabilized office portfolio as of July 1, 2022 and still owned and included in the stabilized office portfolio as of September 30, 2023.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of September 30, 2023.
7.Includes studio properties owned and included in our portfolio as of July 1, 2022 and still owned and included in our portfolio as of September 30, 2023.
8.See Repositioning table in this document for the office and studio projects under repositioning as of September 30, 2023.
9.Includes 546,000 square feet related to the office development Washington 1000, 241,000 square feet related to Sunset Glenoaks Studios and 232,000 square feet related to Sunset Pier 94 Studios.
10.Includes pending entitlement to develop approximately 500 residential units at 10900-10950 Washington.

Overview

Business Acquisitions

We had no business acquisitions during the three and nine months ended September 30, 2023.

Property Acquisitions

We had no property acquisitions during the three and nine months ended September 30, 2023.

Property Dispositions

During the nine months ended September 30, 2023, the Company sold its Skyway Landing, 604 Arizona and 3401 Exposition properties for $102.0 million, $32.5 million and $40.0 million, respectively. See Part I, Item 1 “Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of September 30, 2023:

	Type	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
Los Angeles, California
Sunset Glenoaks Studios(2)	Studio	Sun Valley	241,000	Q4-2023	Q2-2024
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q1-2024	Q1-2026
New York, New York
Sunset Pier 94 Studios(3)	Studio	Manhattan	232,000	Q4-2025	Q3-2026
Total Under Construction			1,019,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(4)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(4)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(4)	Residential	Hollywood	33 units/19,816	TBD	TBD
Element LA—Development	Office	West Los Angeles	500,000	TBD	TBD
10900/10950 Washington(5)	Residential	West Los Angeles	N/A	TBD	TBD
San Francisco Bay Area, California
Cloud10	Office	North San Jose	350,000	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(6)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(7)	Studio	Broxbourne	1,167,347	TBD	TBD
Total Future Development Pipeline			3,583,589
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT			4,602,589
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
3.We own 25.6% of the ownership interest in the unconsolidated joint venture that owns Sunset Pier 94 Studios.
4.We own 51% of the ownership interests in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.
5.Pending entitlement to develop approximately 500 residential units.
6.We own 20% of the ownership interests in the unconsolidated joint venture that owns Burrard Exchange.
7.We own 35% of the ownership interests in the unconsolidated joint venture that owns Sunset Waltham Cross Studios.

Properties are selected for repositioning when an asset or portions of an asset are taken offline for a change of use or if the asset requires significant base building improvements resulting in substantial down time in occupancy. Subsequently, when the square footage offline for a full building reaches 92.0% occupancy, it would be included in our in-service population.

The following table summarizes the portions of office and studio projects currently under repositioning as of September 30, 2023:

Location	Submarket	Square Feet
Repositioning:
Westside Two	West Los Angeles	96,322
899 Howard	San Francisco	96,240
Page Mill Center	Palo Alto	79,056
Rincon Center	San Francisco	36,905
Metro Plaza	North San Jose	28,415
Sunset Las Palmas Studios	Hollywood	18,594
Palo Alto Square	Palo Alto	12,740
Sunset Gower Studios	Hollywood	6,650
TOTAL REPOSITIONING		374,922

Lease Expirations

The following table summarizes the lease expirations for leases in place as of September 30, 2023, plus available space, beginning January 1, 2023 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share(1)
Year of Lease Expiration	# of Leases Expiring(2)	Square Feet Expiring	Square Footage of Expiring Lease	% of Office Portfolio Square Feet	Annualized Base Rent(3)	% of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(3)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(4)
Vacant		3,334,936	2,976,948	23.9%
Q3-2023	8	94,744	44,110	0.3	1,679,475	0.3	38.07	1,694,774	38.42
Q4-2023	48	275,781	235,218	1.9	13,121,646	2.4	55.79	13,008,156	55.30
Total 2023	56	370,525	279,328	2.2	14,801,121	2.7	52.99	14,702,930	52.64
2024	194	1,622,087	1,452,408	11.7	81,960,434	15.0	56.43	83,667,449	57.61
2025	157	2,037,964	1,672,739	13.5	99,743,793	18.3	59.63	104,506,436	62.48
2026	96	675,838	608,558	4.9	37,906,537	6.9	62.29	40,673,766	66.84
2027	97	993,349	846,717	6.8	51,395,617	9.4	60.70	56,938,858	67.25
2028	63	1,152,086	952,416	7.7	67,045,448	12.3	70.40	75,358,326	79.12
2029	35	494,198	378,701	3.0	27,445,074	5.0	72.47	30,388,309	80.24
2030	22	1,576,620	1,213,487	9.8	61,499,940	11.3	50.68	74,991,924	61.80
2031	16	1,126,579	689,927	5.5	38,387,180	7.0	55.64	51,761,390	75.02
2032	9	243,697	143,507	1.2	8,398,843	1.5	58.53	10,761,562	74.99
Thereafter	26	1,192,993	787,498	6.3	44,863,699	8.2	56.97	63,996,066	81.27
Building management use(5)	42	214,543	185,616	1.5	—	—	—	—	—
Signed leases not commenced	35	261,459	246,803	2.0	13,067,432	2.4	52.95	16,078,747	65.15
Portfolio Total/Weighted Average	848	15,296,874	12,434,653	100.0%	$546,515,118	100.0%	$57.79	$623,825,763	$65.96
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
2.Does not include 31 month-to-month leases.
3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of September 30, 2023 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of September 30, 2023. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of September 30, 2023. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of September 30, 2023.
4.ABR per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of September 30, 2023.
5.Reflects management offices occupied by the Company with various expiration dates.

Historical Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Renewals(1)
Number of leases	31	34	100	120
Square feet	417,066	216,505	803,845	948,663
Tenant improvement costs per square foot(2)(3)	$2.67	$5.32	$6.12	$13.75
Leasing commission costs per square foot(2)	6.07	5.71	5.93	10.80
Total tenant improvement and leasing commission costs(2)	$8.74	$11.03	$12.05	$24.55

New leases(4)
Number of leases	22	31	89	106
Square feet	102,101	164,859	462,622	649,982
Tenant improvement costs per square foot(2)(3)	$19.45	$95.70	$36.76	$70.22
Leasing commission costs per square foot(2)	7.00	16.48	10.46	16.51
Total tenant improvement and leasing commission costs(2)	$26.45	$112.18	$47.22	$86.73

TOTAL
Number of leases	53	65	189	226
Square feet	519,167	381,364	1,266,467	1,598,645
Tenant improvement costs per square foot(2)(3)	$5.93	$43.20	$17.31	$36.73
Leasing commission costs per square foot(2)	6.25	10.23	7.59	13.12
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$12.18	$53.43	$24.90	$49.85
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

Financings

During the nine months ended September 30, 2023, there were $135.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

In January 2023, the Company repaid its $110.0 million Series A notes in full.

In April 2023, the Company settled the Quixote note for consideration of $150.0 million, a $10.0 million discount on the note’s principal balance. The Company drew on its unsecured revolving credit facility to fund the settlement.

In July 2023, the Company modified the existing loan agreement secured by the Hollywood Media Portfolio, whereby the LIBOR-based floating interest rate was replaced with a term SOFR-based floating interest rate.

In September 2023, the Company repaid its $50.0 million Series E notes in full.

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

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Net Loss

For the three months ended September 30, 2023, the Company recorded net loss of $35.8 million compared to net loss of $6.8 million for the three months ended September 30, 2022. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of July 1, 2022 and still owned and included in the stabilized portfolio as of September 30, 2023; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2023	2022
Net loss	$(35,752)	$(6,792)	$(28,960)	426.4%
Adjustments:
Loss from unconsolidated real estate entities	759	352	407	115.6
Fee income	(340)	(911)	571	(62.7)
Interest expense	53,581	37,261	16,320	43.8
Interest income	(800)	(196)	(604)	308.2
Management services reimbursement income—unconsolidated real estate entities	(1,015)	(983)	(32)	3.3
Management services expense—unconsolidated real estate entities	1,015	983	32	3.3
Transaction-related expenses	—	9,331	(9,331)	(100.0)
Unrealized loss on non-real estate investments	2,265	894	1,371	153.4
(Gain) loss on sale of real estate	(16,108)	180	(16,288)	(9,048.9)
Impairment loss	—	4,795	(4,795)	(100.0)
Other income	(5)	(1,147)	1,142	(99.6)
Income tax benefit	(425)	(1,306)	881	(67.5)
General and administrative	17,512	19,795	(2,283)	(11.5)
Depreciation and amortization	98,580	93,070	5,510	5.9
NOI	$119,267	$155,326	$(36,059)	(23.2)%

Same-store NOI	$124,135	$133,365	$(9,230)	(6.9)%
Non-same-store NOI	(4,868)	21,961	(26,829)	(122.2)
NOI	$119,267	$155,326	$(36,059)	(23.2)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended September 30,
	2023	2022
Same-store office
Number of properties	42	42
Rentable square feet	12,161,577	12,161,577
Ending % leased	81.9%	88.7%
Ending % occupied	80.7%	87.1%
Average % occupied for the period	84.5%	88.3%
Average annual rental rate per square foot	$58.71	$57.17

Same-store studio
Number of properties	3	3
Rentable square feet	1,231,335	1,231,335
Average % leased for the period(1)	83.5%	84.4%
_____________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended September 30,
	2023			2022
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$189,269	$10,364	$199,633	$190,829	$17,950	$208,779
Service and other revenues	3,935	19	3,954	3,976	736	4,712
Total office revenues	193,204	10,383	203,587	194,805	18,686	213,491

Studio
Rental	10,787	2,695	13,482	12,998	2,307	15,305
Service and other revenues	3,573	10,801	14,374	9,267	22,291	31,558
Total studio revenues	14,360	13,496	27,856	22,265	24,598	46,863

Total revenues	207,564	23,879	231,443	217,070	43,284	260,354

Operating expenses
Office operating expenses	74,436	6,085	80,521	70,555	7,785	78,340
Studio operating expenses	8,993	22,662	31,655	13,150	13,538	26,688
Total operating expenses	83,429	28,747	112,176	83,705	21,323	105,028

Office NOI	118,768	4,298	123,066	124,250	10,901	135,151
Studio NOI	5,367	(9,166)	(3,799)	9,115	11,060	20,175
NOI	$124,135	$(4,868)	$119,267	$133,365	$21,961	$155,326

The following table gives further detail on our change in NOI:

	Three Months Ended September 30, 2023 as compared to Three Months Ended September 30, 2022
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(1,560)	(0.8)%	$(7,586)	(42.3)%	$(9,146)	(4.4)%
Service and other revenues	(41)	(1.0)	(717)	(97.4)	(758)	(16.1)
Total office revenues	(1,601)	(0.8)	(8,303)	(44.4)	(9,904)	(4.6)

Studio
Rental	(2,211)	(17.0)	388	16.8	(1,823)	(11.9)
Service and other revenues	(5,694)	(61.4)	(11,490)	(51.5)	(17,184)	(54.5)
Total studio revenues	(7,905)	(35.5)	(11,102)	(45.1)	(19,007)	(40.6)

Total revenues	(9,506)	(4.4)	(19,405)	(44.8)	(28,911)	(11.1)

Operating expenses
Office operating expenses	3,881	5.5	(1,700)	(21.8)	2,181	2.8
Studio operating expenses	(4,157)	(31.6)	9,124	67.4	4,967	18.6
Total operating expenses	(276)	(0.3)	7,424	34.8	7,148	6.8

Office NOI	(5,482)	(4.4)	(6,603)	(60.6)	(12,085)	(8.9)
Studio NOI	(3,748)	(41.1)	(20,226)	(182.9)	(23,974)	(118.8)
NOI	$(9,230)	(6.9)%	$(26,829)	(122.2)%	$(36,059)	(23.2)%

NOI decreased $36.1 million, or 23.2%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily resulting from:

•a $26.8 million decrease in non-same-store NOI driven by:
•a decrease in studio NOI of $20.2 million driven by a slowdown in production rentals activity due to the Writers Guild of America (“WGA”) strike and the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) strike; and
•a decrease in office NOI of $6.6 million primarily due to:
•a $7.6 million decrease in rental revenues primarily resulting from the sales of our Northview Center, 6922 Hollywood and Skyway Landing properties in August 2022, October 2022 and February 2023, respectively and lease expirations at our 10900-10950 Washington property; and
•a $0.7 million decrease in service and other revenues primarily due to a reduction in parking revenues in connection with the sales of the properties listed above;
•partially offset by a $1.7 million decrease in operating expenses due to the aforementioned property sales.
•a $9.2 million decrease in same-store NOI driven by:
•a decrease in office NOI of $5.5 million primarily due to:
•a $3.9 million increase in operating expenses, predominantly due to higher property and casualty insurance renewal premiums, repairs & maintenance and parking expenses at our One Westside property; and
•a $1.6 million decrease in rental revenues driven by a lease expiration at Skyport Plaza and a reserve recognized in connection with a potential early termination at Palo Alto Square, partially offset by higher recoveries at our One Westside property and restoration fees received at our 1455 Market property in the third quarter of 2023;

•a decrease in studio NOI of $3.7 million primarily due to:
•a $5.7 million decrease in service and other revenues due to the WGA and SAG-AFTRA strikes; and
•a $2.2 million decrease in rental revenues due to a lease expiration at our Sunset Las Palmas Studios property;
•partially offset by a $4.2 million decrease in studio operating expenses due to the WGA and SAG-AFTRA strikes.

Other Income (Expenses)

Loss from unconsolidated real estate entities

We recorded a loss from unconsolidated real estate entities of $0.8 million for the three months ended September 30, 2023 compared to $0.4 million for the three months ended September 30, 2022. The change was primarily driven by higher interest expense at the unconsolidated entities due to an increase in the average reference rates for variable rate debt.

Fee income

We recognized fee income of $0.3 million for the three months ended September 30, 2023 compared to $0.9 million for the three months ended September 30, 2022. Fee income represents the management fee income earned from our unconsolidated real estate entities.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Gross interest expense(1)	$57,702	$43,126	$14,576	33.8%
Capitalized interest	(8,606)	(4,797)	(3,809)	79.4
Non-cash interest expense (income)(2)	4,485	(1,068)	5,553	(519.9)
TOTAL	$53,581	$37,261	$16,320	43.8%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense increased by $14.6 million, or 33.8%, to $57.7 million for the three months ended September 30, 2023 compared to $43.1 million for the three months ended September 30, 2022. The increase was primarily driven by an increase in the average reference rates for the Company’s variable rate debt, increases in the average outstanding borrowings on the Company’s unsecured revolving credit facility and One Westside construction loan and interest incurred on the 5.95% registered senior notes, which were issued in September 2022. The overall increase was partially offset by a decrease in interest expense due to the repayment of the Series A notes in January 2023 and Series E notes in September 2023.

Capitalized interest increased by $3.8 million, or 79.4%, to $8.6 million for the three months ended September 30, 2023 compared to $4.8 million for the three months ended September 30, 2022. The increase was primarily driven by development activity at Washington 1000, redevelopment activities at our Westside Two and 10900-10950 Washington properties and interest capitalized on our unconsolidated investment in the Sunset Waltham Cross Studios development. An increase in the average reference rates for the Company’s variable rate debt also contributed to the increase.

Non-cash interest expense increased by $5.6 million, or 519.9%, to $4.5 million of expense for the three months ended September 30, 2023 compared to $1.1 million of income for the three months ended September 30, 2022. The increase in non-cash interest expense was due to mark-to-market gains on the Hollywood Media Portfolio interest rate cap in the third quarter of 2022, which did not recur in the third quarter of 2023 as the interest rate cap expired in August 2023 and was replaced with an interest rate cap and an interest rate swap that were designated as cash flow hedges for accounting purposes. The increase was partially offset by a decrease in deferred financing cost amortization due to the deferred financing costs related to the Hollywood Media Portfolio debt being fully amortized as of August 2023.

Interest income

Interest income increased by $0.6 million, or 308.2%, to $0.8 million for the three months ended September 30, 2023 compared to $0.2 million for the three months ended September 30, 2022. The increase was primarily driven by interest earned on cash deposits in interest-bearing accounts in the third quarter of 2023.

Transaction-related expenses

We did not record any transaction-related expenses during the three months ended September 30, 2023. During the three months ended September 30, 2022, we recorded transaction-related expenses of $9.3 million predominantly related to the Quixote acquisition in August 2022.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $2.3 million for the three months ended September 30, 2023 compared to $0.9 million for the three months ended September 30, 2022. The activity in both periods is due to the observable changes in the fair value of the investments.

Gain (loss) on sale of real estate

During the three months ended September 30, 2023, we recognized a gain on sale of real estate of $16.1 million attributable to the sales of our 604 Arizona and 3401 Exposition properties in August 2023. During the three months ended September 30, 2022, we recognized a loss on sale of real estate of $0.2 million primarily related to the disposition of our Northview Center property in August 2022.

Impairment loss

We did not recognize any impairment charges during the three months ended September 30, 2023. During the three months ended September 30, 2022, we recognized an impairment loss of $4.8 million due to reductions in the estimated fair values of our Del Amo, 6922 Hollywood and Northview Center properties.

Other income

During the three months ended September 30, 2023, we recognized other income of $5.0 thousand. During the three months ended September 30, 2022, we recognized other income of $1.1 million primarily related to a gain recognized from insurance proceeds received for damaged property.

Income tax benefit

We recorded an income tax benefit of $0.4 million for the three months ended September 30, 2023 compared to $1.3 million for the three months ended September 30, 2022. The change was primarily due to a valuation allowance recorded against certain deferred tax assets as of September 30, 2023.

General and administrative expenses

General and administrative expenses decreased by $2.3 million, or 11.5%, to $17.5 million for the three months ended September 30, 2023 compared to $19.8 million for the three months ended September 30, 2022. The decrease was primarily driven by decreases in payroll, non-cash compensation, office expenses and travel and entertainment.

Depreciation and amortization expense

Depreciation and amortization expense increased by $5.5 million, or 5.9%, to $98.6 million for the three months ended September 30, 2023 compared to $93.1 million for the three months ended September 30, 2022. The increase was primarily related to the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Quixote transaction in August 2022.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Net Loss

Net loss increased $71.2 million, or 655.4%, to $82.0 million for the nine months ended September 30, 2023 compared to $10.9 million for the nine months ended September 30, 2022. Net loss increased for the reasons discussed below with respect to the decrease in net operating income for the same period.

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2022 and still owned and included in the stabilized portfolio as of September 30, 2023; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2023	2022
Net loss	$(82,046)	$(10,861)	$(71,185)	655.4%
Adjustments:
Loss (income) from unconsolidated real estate entities	2,219	(1,731)	3,950	(228.2)
Fee income	(5,026)	(3,122)	(1,904)	61.0
Interest expense	162,036	101,816	60,220	59.1
Interest income	(1,407)	(2,026)	619	(30.6)
Management services reimbursement income—unconsolidated real estate entities	(3,138)	(3,159)	21	(0.7)
Management services expense—unconsolidated real estate entities	3,138	3,159	(21)	(0.7)
Transaction-related expenses	(1,344)	10,713	(12,057)	(112.5)
Unrealized loss on non-real estate investments	2,269	1,062	1,207	113.7
(Gain) loss on sale of real estate	(23,154)	180	(23,334)	(12,963.3)
Impairment loss	—	28,548	(28,548)	(100.0)
Gain on extinguishment of debt	(10,000)	—	(10,000)	—
Other income	(139)	(1,138)	999	(87.8)
Income tax provision (benefit)	715	(2,909)	3,624	(124.6)
General and administrative	55,177	62,178	(7,001)	(11.3)
Depreciation and amortization	294,654	276,701	17,953	6.5
NOI	$393,954	$459,411	$(65,457)	(14.2)%

Same-store NOI	386,755	397,905	(11,150)	(2.8)%
Non-same-store NOI	7,199	61,506	(54,307)	(88.3)
NOI	$393,954	$459,411	$(65,457)	(14.2)%
The following table summarizes certain statistics of our same-store office and studio properties:

	Nine Months Ended September 30,
	2023	2022
Same-store office
Number of properties	41	41
Rentable square feet	11,978,454	11,978,454
Ending % leased	81.9%	88.6%
Ending % occupied	80.6%	87.0%
Average % occupied for the period	85.5%	90.3%
Average annual rental rate per square foot	$58.64	$57.08

Same-store studio
Number of properties	3	3
Rentable square feet	1,231,335	1,231,335
Average % occupied for the period(1)	83.5%	84.4%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Nine Months Ended September 30,
	2023			2022
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$563,426	$42,350	$605,776	$563,021	$63,786	$626,807
Service and other revenues	10,669	1,066	11,735	10,140	4,188	14,328
Total office revenues	574,095	43,416	617,511	573,161	67,974	641,135

Studio
Rental	37,349	8,760	46,109	38,981	3,156	42,137
Service and other revenues	16,960	48,294	65,254	24,334	48,691	73,025
Total studio revenues	54,309	57,054	111,363	63,315	51,847	115,162

Total revenues	628,404	100,470	728,874	636,476	119,821	756,297

Operating expenses
Office operating expenses	211,116	20,226	231,342	201,600	28,929	230,529
Studio operating expenses	30,533	73,045	103,578	36,971	29,386	66,357
Total operating expenses	241,649	93,271	334,920	238,571	58,315	296,886

Office NOI	362,979	23,190	386,169	371,561	39,045	410,606
Studio NOI	23,776	(15,991)	7,785	26,344	22,461	48,805
NOI	$386,755	$7,199	$393,954	$397,905	$61,506	$459,411

The following table gives further detail on our change in NOI:

	Nine Months Ended September 30, 2023 as compared to Nine Months Ended September 30, 2022
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$405	0.1%	$(21,436)	(33.6)%	$(21,031)	(3.4)%
Service and other revenues	529	5.2	(3,122)	(74.5)	(2,593)	(18.1)
Total office revenues	934	0.2	(24,558)	(36.1)	(23,624)	(3.7)

Studio
Rental	(1,632)	(4.2)	5,604	177.6	3,972	9.4
Service and other revenues	(7,374)	(30.3)	(397)	(0.8)	(7,771)	(10.6)
Total studio revenues	(9,006)	(14.2)	5,207	10.0	(3,799)	(3.3)

Total revenues	(8,072)	(1.3)	(19,351)	(16.1)	(27,423)	(3.6)

Operating expenses
Office operating expenses	9,516	4.7	(8,703)	(30.1)	813	0.4
Studio operating expenses	(6,438)	(17.4)	43,659	148.6	37,221	56.1
Total operating expenses	3,078	1.3	34,956	59.9	38,034	12.8

Office NOI	(8,582)	(2.3)	(15,855)	(40.6)	(24,437)	(6.0)
Studio NOI	(2,568)	(9.7)	(38,452)	(171.2)	(41,020)	(84.0)
NOI	$(11,150)	(2.8)%	$(54,307)	(88.3)%	$(65,457)	(14.2)%

NOI decreased $65.5 million, or 14.2%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily resulting from:

•a $54.3 million decrease in non-same-store NOI driven by:
•a decrease in studio NOI of $38.5 million driven by a slowdown in production rentals activity due to the WGA and SAG-AFTRA strikes; and
•a decrease in office NOI of $15.9 million primarily due to:
•a $21.4 million decrease in rental revenues primarily resulting from the sales of our Northview Center, 6922 Hollywood and Skyway Landing properties in August 2022, October 2022 and February 2023, respectively and lease expirations at our 10900-10950 Washington and Metro Center properties, partially offset by the collection of past due rents and the reversal of the related reserve at our Westside Two property in 2023; and
•a $3.1 million decrease in service and other revenues primarily due to non-recurring lease cancellation fees received at our Skyway Landing property in the third quarter of 2022 and a reduction in parking revenues in connection with the sales of the properties listed above;
•partially offset by an $8.7 million decrease in operating expenses due to the aforementioned property sales.
•a $11.2 million decrease in same-store NOI driven by:
•a decrease in office NOI of $8.6 million primarily due to:
•a $9.5 million increase in operating expenses, predominantly engineering, cleaning and utilities resulting from a colder winter in 2023, higher insurance premiums and higher repair and maintenance expense, which was partially offset by a prior-period property tax reimbursement at our ICON property;

•partially offset by a $0.5 million increase in service and other revenues primarily due to increased parking revenues from special events and visitor parking at our 505 First, 411 First, Ferry Building and Rincon Center properties; and
•a $0.4 million increase in rental revenues mainly due to the commencement of must-take parking and recoveries at our One Westside property in the third quarter of 2022, higher percentage rent at our Ferry Building property during 2023 and restoration fees received at our 1455 Market property during 2023. The increase was partially offset by a lease expiration at our Skyport Plaza property.
•a decrease in studio NOI of $2.6 million primarily due to:
•a $7.4 million decrease in service and other revenues and a $1.6 million decrease in rental revenues due to the WGA and SAG-AFTRA strikes and a lease expiration at our Sunset Las Palmas Studios property;
•partially offset by a $6.4 million decrease in studio operating expenses due to the impact of the WGA and SAG-AFTRA strikes as well as a decrease in ground rent expense arising from the acquisition of the related land at Sunset Gower Studios in May 2022.

Other Income (Expense)

(Loss) income from unconsolidated real estate entities

We recorded $2.2 million of loss from unconsolidated real estate entities for the nine months ended September 30, 2023 compared to $1.7 million of income for the nine months ended September 30, 2022. The change was primarily driven by higher interest expense at the unconsolidated entities due to an increase in the average reference rates for variable rate debt.

Fee income

We recognized fee income of $5.0 million for the nine months ended September 30, 2023 compared to $3.1 million for the nine months ended September 30, 2022. Fee income represents the management fee income earned from our unconsolidated real estate entities. The increase is primarily due to the recognition of fee income related to development oversight services provided to the Sunset Waltham Cross joint venture commencing during the fourth quarter of 2022.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Gross interest expense(1)	$165,425	$111,286	$54,139	48.6%
Capitalized interest	(22,779)	(11,674)	(11,105)	95.1
Non-cash interest expense(2)	19,390	2,204	17,186	779.8
TOTAL	$162,036	$101,816	$60,220	59.1%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense increased by $54.1 million, or 48.6%, to $165.4 million for the nine months ended September 30, 2023 compared to $111.3 million for the nine months ended September 30, 2022. The increase was primarily driven by an increase in the average reference rates for the Company’s variable rate debt, increases in the average outstanding borrowings on the Company’s unsecured revolving credit facility and One Westside construction loan and interest incurred on the 5.95% registered senior notes, which were issued in September 2022. The overall increase was partially offset by a decrease in interest expense due to the repayment of the Series A notes in January 2023, Quixote note in April 2023 and Series E notes in September 2023.

Capitalized interest increased by $11.1 million, or 95.1%, to $22.8 million for the nine months ended September 30, 2023 compared to $11.7 million for the nine months ended September 30, 2022. The increase was primarily driven by development activity at Washington 1000, which was acquired in April 2022, redevelopment activities at our Westside Two and 10900-10950 Washington properties and interest capitalized on our unconsolidated investments in the Sunset Waltham Cross Studios and Sunset

Glenoaks Studios developments. An increase in the average reference rates for the Company’s variable rate debt also contributed to the increase.

Non-cash interest expense increased by $17.2 million, or 779.8%, to $19.4 million for the nine months ended September 30, 2023 compared to $2.2 million for the nine months ended September 30, 2022. The increase in non-cash interest expense was due to mark-to-market gains on the Hollywood Media Portfolio interest rate cap in the third quarter of 2022 that did not recur in 2023 because we began applying hedge accounting prospectively from the fourth quarter of 2022. The increase was partially offset by a decrease in deferred financing cost amortization due to the deferred financing costs related to the Hollywood Media Portfolio debt being fully amortized in August 2023.

Interest income

Interest income decreased by $0.6 million, or 30.6%, to $1.4 million for the nine months ended September 30, 2023 compared to $2.0 million for the three months ended September 30, 2022. The decrease was primarily driven by the maturity of the U.S. Government securities in June 2022, partially offset by interest earned on cash deposits in interest-bearing accounts in the third quarter of 2023.

Transaction-related expenses

We recorded $1.3 million of income for the nine months ended September 30, 2023 predominantly related to the remeasurement of the Zio earnout liability to fair value during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we recorded $10.7 million of expense predominantly related to the Quixote acquisition in August 2022.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on our non-real estate investments of $2.3 million for the nine months ended September 30, 2023 compared to $1.1 million for the nine months ended September 30, 2022. The activity in both periods is due to the observable changes in the fair value of the investments.

Gain on sale of real estate

During the nine months ended September 30, 2023, we recognized a $23.2 million gain attributable to the sales of our Skyway Landing property in February 2023 and 604 Arizona and 3401 Exposition properties in August 2023, compared to the $0.2 million loss on sale recorded during the nine months ended September 30, 2022 primarily driven by the disposition of our Northview Center property in August 2022.

Impairment loss

We did not recognize any impairment charges during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we recognized an impairment loss of $28.5 million, of which $20.0 million was due to reductions in the estimated fair values of our Del Amo, 6922 Hollywood and Northview Center properties and $8.5 million was due to the full impairment of the Zio trade name in connection with a rebranding of the business under the Company’s Sunset Studios platform.

Gain on extinguishment of debt

During the nine months ended September 30, 2023, we recognized a $10.0 million gain on extinguishment of debt due to the settlement of the Quixote note payable at a discount. No gain or loss on extinguishment of debt was recognized during the nine months ended September 30, 2022.

Other income

During the nine months ended September 30, 2023, we recognized other income of $0.1 million. During the nine months ended September 30, 2022, we recognized other income of $1.1 million primarily related to a gain recognized from insurance proceeds received for damaged property.

Income tax (provision) benefit

We recorded an income tax provision of $0.7 million for the nine months ended September 30, 2023 compared to an income tax benefit of $2.9 million for the nine months ended September 30, 2022. The change was primarily due to a valuation allowance recorded against certain deferred tax assets as well as the tax impact of the gain on extinguishment of debt recognized during the nine months ended September 30, 2023, partially offset by a deferred tax benefit recognized in connection with net operating losses in certain of our taxable REIT subsidiaries.

General and administrative expenses

General and administrative expenses decreased $7.0 million, or 11.3%, to $55.2 million for the nine months ended September 30, 2023 compared to $62.2 million for the nine months ended September 30, 2022. The decrease was primarily driven by a decrease in payroll, non-cash compensation, office expenses and travel and entertainment.

Depreciation and amortization expense

Depreciation and amortization expense increased $18.0 million, or 6.5%, to $294.7 million for the nine months ended September 30, 2023 compared to $276.7 million for the nine months ended September 30, 2022. The increase was primarily related to the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Quixote transaction in August 2022.

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
•proceeds from joint venture partners;
•proceeds from the Sunset Glenoaks Studios and Sunset Pier 94 Studios construction loans (unconsolidated joint ventures); and
•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had approximately $75.0 million of cash and cash equivalents at September 30, 2023. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service fees and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through September 30, 2023. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

As of September 30, 2023, we had total borrowing capacity of $1.0 billion under our unsecured revolving credit facility, $520.0 million of which had been drawn. As of September 30, 2023, we had total borrowing capacity of $414.6 million under our construction loan, secured by our One Westside and Westside Two properties, $324.6 million of which had been drawn. As of September 30, 2023, we had total borrowing capacity of $100.6 million under the Sunset Glenoaks Studios construction loan (unconsolidated joint venture), of which $78.3 million had been drawn. As of September 30, 2023, we had total borrowing capacity of $183.2 million under the Sunset Pier 94 Studios construction loan (unconsolidated joint venture), of which $0.1 million had been drawn.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. In addition, our ability to incur additional debt may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States. Certain of the major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future and increase the cost of future debt. As of October 27, 2023, the credit ratings for our senior unsecured debt were Ba1, BB+ and BBB- from Moody’s, Standard and Poor’s and Fitch, respectively.

The following table sets forth our total consolidated market capitalization (counting Series A preferred units as debt) as of September 30, 2023 (in thousands, except percentage):

September 30, 2023
Unsecured and secured debt(1)	$4,433,118
Series A redeemable preferred units	9,815
Total consolidated debt	4,442,933
Equity capitalization(2)	1,400,065
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$5,842,998
_____________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $6.65, as reported by the NYSE, on September 29, 2023 as well as the aggregate value of the Series C preferred stock liquidation preference as of September 30, 2023.

Outstanding Indebtedness

The following table sets forth information as of September 30, 2023 and December 31, 2022 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	September 30, 2023	December 31, 2022
Unsecured debt	$2,635,000	$2,660,000
Secured debt	$1,798,118	$1,950,088
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of September 30, 2023, although there can be no assurance that it will continue to be in compliance with these financial covenants. Our ability to maintain compliance with our debt covenants is subject to numerous risks and uncertainties, many of which are outside of our control, including general economic conditions; fluctuations in interest rates and increased operating costs; our failure to obtain necessary outside financing, including as a result of further downgrades in the credit ratings of our unsecured indebtedness; our failure to generate sufficient cash flows to service our outstanding indebtedness, repay indebtedness when due and maintain dividend payments; and strikes or work stoppages. Failure to meet any of these covenants could cause an event of default under the agreements governing our indebtedness and/or accelerate some or all of our indebtedness. In addition, certain of our indebtedness contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Liquidity Uses

Contractual Obligations

During the nine months ended September 30, 2023, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2022 Annual Report on Form 10-K. See Part I, Item 1 “Note 10 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. See Part I, Item 1 “Note 13 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. See Part I, Item 1 “Note 21 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Dividends

The Company suspended its quarterly common stock cash dividends during the three months ended September 30, 2023. Declaration of any future common stock dividends will be determined by the Company’s Board of Directors after considering the Company’s obligations under its various financing agreements, projected taxable income, compliance with its debt covenants, long-term operating projections, expected capital requirements and risks affecting the Company’s business.

Cash Flows

A comparison of our cash flow activity is as follows:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Net cash provided by operating activities	$223,038	$328,549	$(105,511)	(32.1)%
Net cash used in investing activities	$(124,505)	$(335,427)	$210,922	(62.9)%
Net cash (used in) provided by financing activities	$(290,170)	$14,070	$(304,240)	(2,162.3)%

Cash and cash equivalents and restricted cash were $94.1 million and $285.7 million at September 30, 2023 and December 31, 2022, respectively.

Operating Activities

Net cash provided by operating activities decreased by $105.5 million, or 32.1%, to $223.0 million for the nine months ended September 30, 2023 compared to $328.5 million for the nine months ended September 30, 2022. The decrease primarily resulted from a slowdown in production rentals activity due to the WGA and SAG-AFTRA strikes as well as the sales of our Northview Center, 6922 Hollywood and Skyway Landing properties in August 2022, October 2022 and February 2023, respectively.

Investing Activities

Net cash used in investing activities decreased by $210.9 million, or 62.9%, to $124.5 million for the nine months ended September 30, 2023 compared to $335.4 million for the nine months ended September 30, 2022. The decrease was primarily driven by the $197.9 million Quixote acquisition during the nine months ended September 30, 2022, a $122.5 million increase in proceeds from sales of real estate during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and $96.4 million in property acquisitions during the nine months ended September 30, 2022. The change was partially offset by cash proceeds received in connection with the maturity of $129.3 million of U.S. Government securities in the second quarter of 2022, a $58.3 million increase in additions to investment in real estate and a $37.3 million increase in contributions to unconsolidated real estate entities during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Financing Activities

Net cash used in financing activities increased $304.2 million, or 2,162.3%, to $290.2 million for the nine months ended September 30, 2023 compared to $14.1 million of cash provided by financing activities for the nine months ended September 30, 2022. The change primarily resulted from a $639.9 million decrease in proceeds from unsecured and secured debt and a $87.0 million increase in payments of unsecured and secured debt during the nine months ended September 30, 2023. The change was partially offset by a $235.8 million decrease in share repurchases during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, as well as the repayment of $128.2 million of in-substance defeased debt during the nine months ended September 30, 2022 and a $54.4 million decrease in dividends paid to common stock and unitholders due to a 50% reduction in the per share dividend during the second quarter of 2023 and the suspension of the common stock dividend during the third quarter of 2023.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of September 30, 2023 (in thousands):

	Principal Amount	Interest Rate	Contractual Maturity Date	HPP’s Share
Bentall Centre(1)	$491,763	CDOR + 1.75%	7/1/2024	$98,353
Sunset Glenoaks Studios(2)	$78,308	SOFR + 3.10%	1/9/2027	$39,154
Sunset Pier 94 Studios(3)	$100	SOFR + 4.75%	9/9/2028	$26
_____________
(1)We own 20% of the ownership interests in the unconsolidated real estate investment that owns Bentall Centre. The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of September 30, 2023. Subsequent to September 30, 2023, the loan agreement was amended, extending the contractual maturity date to July 1, 2027, modifying the interest rate to CORRA + 2.00% and decreasing the outstanding principal amount to $467.0 million, with an additional $22.2 million available for future funding, subject to certain requirements.
(2)We own 50% of the ownership interests in the unconsolidated real estate investment that owns the Sunset Glenoaks Studios development. This loan has an initial interest rate of SOFR + 3.10% per annum until the construction at Sunset Glenoaks Studios is complete and certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The total capacity of the loan is $100.6 million. The maturity date includes the effect of extension options. As of September 30, 2023, we have $22.3 million undrawn. The floating interest rate on the full principal amount has been effectively capped at 4.50% through the use of an interest rate cap.
(3)We own approximately 26% of the ownership interests in the unconsolidated real estate investment that owns the Sunset Pier 94 Studios development. This loan has an initial interest rate of SOFR + 4.75% per annum until stabilization of the project, at which time the effective interest rate will decrease to SOFR + 4.00%. This loan is interest-only through its term. The total capacity of the loan is $183.2 million. The maturity date includes the effect of extension options. As of September 30, 2023, we have $183.1 million undrawn.

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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(35,752)	$(6,792)	$(82,046)	$(10,861)
Adjustments:
Depreciation and amortization—consolidated	98,580	93,070	294,654	276,701
Depreciation and amortization—non-real estate assets	(8,300)	(5,541)	(25,524)	(14,458)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	1,165	1,278	3,623	3,967
(Gain) loss on sale of real estate	(16,108)	180	(23,154)	180
Impairment loss—real estate assets	—	4,795	—	20,048
Unrealized loss on non-real estate investments	2,265	894	2,269	1,062
FFO attributable to non-controlling interests	(10,509)	(18,261)	(37,371)	(56,934)
FFO attributable to preferred shares and units	(5,200)	(5,200)	(15,600)	(15,843)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$26,141	$64,423	$116,851	$203,862

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2022 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2023 to the information provided in Part II, Item 7A, of our 2022 Annual Report on Form 10-K.

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

(a)    Recent Sales of Unregistered Securities: None.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the nine months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 3, 2023	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 3, 2023	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 3, 2023	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 3, 2023	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)