Form 10-K
period 2023-12-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2024-02-16
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

As of June 30, 2023, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) was $583.1 million based upon the last sales price on June 30, 2023 for the registrant’s Common Stock.

There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at February 9, 2024 was 141,110,002.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be held May 16, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the United States Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2023 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a real estate investment trust, or REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

Hudson Pacific Properties, Inc. is a REIT and the sole general partner of our operating partnership. As of December 31, 2023, Hudson Pacific Properties, Inc. owned approximately 97.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 2.8% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.

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
•our failure to obtain necessary outside financing, maintain an investment grade rating or maintain compliance with covenants under our financing arrangements;
•our failure to generate sufficient cash flows to service our outstanding indebtedness and maintain dividend payments;
•lack or insufficient amounts of insurance;
•decreased rental rates or increased vacancy rates;
•difficulties in identifying properties to acquire or dispose and completing acquisitions or dispositions;
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

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business and financial performance. These risks are discussed more fully below and include, but are not limited to, the following:

•Risks Related to Our Properties and Our Business

•Our properties are located in Northern and Southern California, the Pacific Northwest, New York, Western Canada and Greater London, United Kingdom, and we are susceptible to adverse economic conditions, local regulations and natural disasters affecting those markets.
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

ITEM 1. Business

Company Overview

We are a vertically integrated real estate investment trust (“REIT”) offering end-to-end real estate solutions for dynamic tenants in the synergistic, converging and secular growth industries of tech and media. We acquire, reposition, develop and operate sustainable high-quality office and state-of-the-art studio properties in high-barrier-to-entry tech and media epicenters. Our primary investment markets include Los Angeles, the San Francisco Bay Area, Seattle, New York, Vancouver, British Columbia and Greater London, United Kingdom. We invest across the risk-return spectrum, favoring opportunities that allow us to leverage leasing, capital investment and operating expertise along with deep strategic relationships to create incremental stakeholder value.

As of December 31, 2023, our portfolio included:

•Office properties comprising approximately 14.7 million square feet;
•Studio properties comprising approximately 48 stages and 1.7 million square feet of sound stages and production-supporting office and other facilities;
•Land properties comprising approximately 3.2 million square feet of undeveloped density rights for future office, studio and residential space; and
•Production services assets, comprising vehicles, lighting and grip, production supplies and other equipment and the lease rights to an additional 27 sound stages.

This Annual Report on Form 10-K includes financial measures that are not in accordance with generally accepted accounting principles in the United States (“GAAP”), which are accompanied by what the Company considers the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company presents “HPP’s share” of certain of these measures, which are non-GAAP financial measures that are calculated as the measure on a consolidated basis, in accordance with GAAP, plus our Operating Partnership’s share of the measure from our unconsolidated joint ventures (calculated based upon the Operating Partnership’s percentage ownership interest), minus our partners’ share of the measure from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). We believe that presenting HPP’s share of these measures provides useful information to investors regarding the Company’s financial condition and/or results of operations because we have several significant joint ventures, and in some cases, we exercise significant influence over, but do not control, the joint venture. In such instances, GAAP requires us to account for the joint venture entity using the equity method of accounting, which we do not consolidate for financial reporting purposes. In other cases, GAAP requires us to consolidate the venture even though our partner(s) own(s) a significant percentage interest. As a result, management believes that presenting HPP’s share of various financial measures in this manner can help investors better understand the Company’s financial condition and/or results of operations after taking into account its true economic interest in these joint ventures.

Business Strategy

We invest in Class-A office and studio properties located in high barrier-to-entry, innovation-centric submarkets with significant growth potential. Our world-class sustainable office and studio properties within these submarkets allow us to attract and retain quality companies as tenants, many in the increasingly synergistic technology and media and entertainment sectors. The purchase of properties with a value-add component, typically sourced through off-market transactions, also facilitates our long-term growth. These types of assets afford us the opportunity to capture embedded rent growth and occupancy upside, as we strategically invest capital to reposition and redevelop assets to generate additional cash flow. We take a measured approach to ground-up development, with most under-construction, planned or potential projects located on ancillary sites that are part of existing operating assets. We also acquire and operate leading production services companies to further expand the service offerings for our studio portfolio and our geographic reach to other studios and on-location filming. From time to time, we also look to sell assets opportunistically to recycle capital to enhance our portfolio or to otherwise further our long-term capital allocation goals. Management expertise and valuable strategic relationships across disciplines support execution at all levels of our operations. Specifically, aggressive leasing and proactive asset management, combined with a focus on maintaining a conservative balance sheet, are central to our strategy.

Competitive Positioning

We believe the following competitive strengths distinguish us and support our efforts to capitalize on opportunities to drive growth and profitability.

•Technology and Media Driven Markets and Assets. We are the only publicly-traded owner and operator of both premier office and studio properties. Our focus on office properties in West Coast technology hubs and studios and related services assets in global media markets provides differentiated exposure to these synergistic and secular growth-oriented industries. Our portfolio attracts a tenancy comprised of many of the world’s most innovative and creative companies seeking to build their businesses within established ecosystems, like Silicon Valley or Hollywood, and we are uniquely able to extend these relationships across markets and asset classes.

•Deep Sector-Specific Management Expertise. Our executive team has both significant tenure with the Company and decades of experience in commercial real estate and studio-related operating businesses. We believe the breadth and depth of their expertise enables us to execute fully on our differentiated strategy, whether acquiring, repositioning, developing, operating, or selling sustainable premier office and studio properties and related services businesses. Beyond industry expertise, we leverage our executives’ in-depth local and regional knowledge, which we believe furthers our ability to execute and unlock value within our high-barrier-to-entry markets.

•Long-Standing Relationships and Strategic Partnerships. We have an extensive network of long-standing relationships with leading institutional and individual real estate owners/developers, international and regional lenders, bankers, brokers, tenants and other participants across our industries and markets. These relationships provide us with optionality and access to unique and attractive value creation opportunities, whether through investment transactions, leasing activities, or asset-level or corporate (re)financings.

•Proactive Balance Sheet Management. We seek to prioritize having a strong, flexible balance sheet with multiple avenues to access capital through market cycles from both secured and unsecured financings. We seek to prudently allocate capital to achieve growth while maintaining conservative leverage. We are willing to consider accessing equity markets to fund attractive investment opportunities. We believe we have the discipline to work consistently to achieve long-term leverage targets while ensuring optionality for future growth.

•Sustainability and ESG Leadership. Through our Better Blueprint program, the Company is an established industry leader in sustainability and ESG and has received accolades from the Global Real Estate Sustainability Benchmark (GRESB), the National Associate of Real Estate Investment Trusts (NAREIT), and the National Association of Office Properties (NAIOP) among many others. Sustainability and ESG both in terms of our portfolio and operations are important for our stakeholders and provide a key point of differentiation for those who invest, partner, lease, or work with or for us.

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

Our portfolio of owned real estate is concentrated in California, the Pacific Northwest, New York, Western Canada and Greater London, United Kingdom. For further detail regarding our geographic financial information, refer to Item 2 “Properties.”

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

Sustainable: Minimizing our Footprint

We are committed to leadership in sustainability—whether designing a new property, reimagining a dated building, or managing our existing real estate portfolio and production services businesses. Addressing climate change is the number one focus of our sustainability program, and we have had 100% carbon neutral real estate operations since 2020. Our science-based target commits us to go further by reducing absolute Scope 1 and 2 greenhouse gas (“GHG”) emissions by 50% by 2030, from a 2018 baseline, excluding financial instruments like unbundled renewable energy credits and carbon offsets. We are on track to meet this target and also are committed to reducing our Scope 3 GHG emissions by minimizing embodied carbon in our development and construction projects and transitioning our production services fleet to zero-emission vehicles. More about our bold sustainability goals can be found in Hudson Pacific’s Corporate Responsibility Report.

Our 2023 achievements include:

•100% carbon neutral operations across our entire real estate operating portfolio;
•100% of our in-service office portfolio has recycling services and over 70% has composting services;
•Over 90% of our in-service office portfolio is LEED certified and over 70% is ENERGY STAR certified;
•Better BlueprintTM Action Plans at all operating properties; and
•Sustainable Design Vision for all redevelopments and major repositionings.

Healthy: Healthy Buildings, Healthy Lives

We aim to set our properties apart by providing safe environments that promote wellness and resilience for our employees, customers and neighbors. Our health and safety program includes emergency response plans, fire life safety systems, MERV-13+ air filters, and regular safety training at all buildings. We are also deeply committed to advancing wellness and well-being, as we know that the quality of our indoor environment can have a huge impact on both our physical and mental health. We consistently deliver state-of-the-art buildings with functional outdoor space, fitness amenities, natural light, healthy food and other wellness-oriented features. We offer in-person and virtual wellness programming at most properties, and we have a goal to achieve Fitwel certification for at least 50% of our in-service office portfolio by 2030.

Our 2023 achievements include:

•All operating office and studio properties use MERV-13+ filters, among other COVID-safe procedures;
•Over 90% of our in-service office portfolio is served by bike storage, showers and/or lockers
•Over 60% of our in-service office portfolio has on-site fitness amenities and/or a mobile app that promotes health and wellness through virtual fitness classes, mindfulness training, cooking sessions, and more; and

•Over 40% of our in-service office portfolio is Fitwel certified.

Equitable: Vibrant, Thriving Cities for All

We seek to create and cultivate communities that champion diversity, equity and inclusion (“DEI”) and afford opportunity for everyone to succeed. We strive to promote an inclusive corporate culture and advance equity across recruiting, hiring and human capital development processes. We support key groups aiming to diversify the real estate and production services talent pipelines, and our supplier diversity program includes a commitment to increase the use of diverse and/or local contractors on-site at all redevelopments to 15% by 2025. We donate at least 1% of net earnings to charitable causes annually and have an active employee volunteering program to ensure we give back to our communities.

Our 2023 achievements include:

•100% of employees received training on key business topics such as health and safety and/or DEI
•Deepened collaboration with Ghetto Film School to help traditionally under-represented youth enter the production business;
•Continuation of our commitment to invest $20 million in innovative homelessness and housing solutions;
•Over $800,000 in charitable giving; and
•Over 1,400 hours of employee volunteering.

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
•Six Employee Resource Groups each designed to connect employees with similar backgrounds and shared experiences while fostering partnership with the Company on diversity and inclusion efforts, sharing best practices and ensuring support for each other across our communities.
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

Collective Bargaining Arrangements

At December 31, 2023, we had 758 employees, of which 152 were subject to collective bargaining agreements in our production services/operating companies. We believe that relations with our employees are good.

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

Risks Related to Our Properties and Our Business

Our properties are located in Northern and Southern California, the Pacific Northwest, New York, Western Canada and Greater London, United Kingdom, and we are susceptible to adverse economic conditions, local regulations and natural disasters affecting those markets.

Our properties are located in Northern and Southern California, the Pacific Northwest, New York, Western Canada and Greater London, United Kingdom, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio. Further, our properties are concentrated in certain areas, including Los Angeles, San Francisco, Silicon Valley, Seattle, Vancouver and Greater London, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of Northern and Southern California, the Pacific Northwest, New York, Western Canada and the United Kingdom (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in our markets (such as earthquakes, windstorms, landslides, droughts, fires and other events). In addition, the State of California has had historical periods of budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in Northern and Southern California, the Pacific Northwest, New York, Western Canada or Greater London, United Kingdom, or any decrease in demand for office space resulting from the California regulatory or business environment, could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

A significant portion of our rental revenue is derived from tenants in the technology and media and entertainment industries. Consequently, we are susceptible to adverse developments affecting the demand by tenants in these industries for office, production and support space in Northern and Southern California, the Pacific Northwest, New York, Western Canada and Greater London, United Kingdom and, more particularly, in Hollywood and the South of Market area of the San Francisco submarket. As we continue our development and potential acquisition activities in markets populated by knowledge-and creative-based tenants in the technology and media and entertainment industries, our tenant mix could become more concentrated, further exposing us to risks in those industries, including layoffs, strikes or work stoppages, such as the strikes that significantly affected our media and entertainment properties during 2023. Any adverse development in the technology and media and entertainment industries could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

As of December 31, 2023, we had $1.1 billion in variable rate debt, excluding debt that is effectively fixed through the use of interest rate swaps. In addition, we may incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities. In addition, while such agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

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

These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and per share trading price of our securities. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. We have modified certain of our leverage ratio covenants for periods through December 31, 2024 to provide for a maximum ratio of 65% for such covenants which previously required a maximum ratio of 60%. There is no assurance that we will be able to obtain future waivers or modifications of these or other covenants, and future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our tenants operate. Furthermore, our unsecured revolving credit facility and term loan facility contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Further downgrades in our credit ratings could materially adversely affect our business and financial condition.

The credit ratings assigned to us or our securities could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit rating do not apply to our common stock and are not recommendations to buy, sell, or hold our common stock or any other securities. If any of the credit rating agencies that have rated us or our securities downgrades or lowers its credit rating, or any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for the rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

We depend on significant tenants.

As of December 31, 2023, the 15 largest tenants in our office portfolio represented approximately 42.4% of the HPP’s share of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2023, our three largest tenants were Google, Inc., Amazon and Netflix, Inc., which together accounted for 20.6% of the HPP’s share of the annualized base rent generated by our office properties. If Google, Inc., Amazon and Netflix, Inc. were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2023, approximately 24.5% of the HPP’s share of the square footage of the office properties (including our development and redevelopment properties) in our portfolio was available, taking into account uncommenced leases signed as of December 31, 2023. An additional approximately 12.7% of the HPP’s share of the square footage of the office properties in our portfolio is scheduled to expire in 2024 (includes leases scheduled to expire on December 31, 2023). We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

Eleven of our consolidated properties are subject to ground leases (including properties with a portion of the land subject to a ground lease). See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 11 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments Future Minimum Rents” for more information regarding our ground lease agreements. If any of these ground leases are terminated following a default or expire without being extended, we may lose our interest in the related property and may no longer have the right to receive any of the rental income from such property, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

As of December 31, 2023, approximately 20% of our employees are covered by collective bargaining agreements. While we believe we have good relationships with our unionized employees and we have not experienced any union-related work stoppage over the last ten years, if we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory.

In addition, some of our key tenants employ the services of writers, directors, actors and other talent as well as trade employees and others who are subject to collective bargaining agreements in the motion picture industry. If expiring collective bargaining agreements cannot be renewed, then it is possible that the affected unions could take action in the form of strikes or work stoppages. For example, the Writers Guild of America (“WGA”) and the Screen Actors Guild (“SAG-AFTRA”) collective bargaining agreements expired in 2023, and WGA and SAG-AFTRA members went on strike in May 2023 and July 2023, respectively. Such actions, as well as higher costs or operating complexities in connection with these collective bargaining agreements or a significant labor dispute, have resulted, and may in the future result, in halted production activity and reduced demand for our studios, stages and ancillary services, and could have an adverse effect on our tenants’ businesses by causing delays in production, added costs or by reducing profit margins, which in turn could affect our ability to collect rent from those tenants.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

As of December 31, 2023, we had 20 joint ventures. See Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” and Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements—Investment in Unconsolidated Real Estate Entities” for details on our joint ventures. We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

We have suspended paying dividends on our common stock and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

In September 2023, we suspended our quarterly dividend on our common stock in order to address liquidity considerations in light of general office industry trends and the impact of the Writers Guild of America (“WGA”) strike and the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) strikes. Our Board determines the amount and timing of any distributions and currently expects to continue to review and evaluate future dividend payments on a quarterly basis, but we cannot provide you with any assurances that we will resume paying dividends on our common stock. In making this determination, our Board considers a variety of relevant factors, including, without limitation, the obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business. Accordingly, unless a declaration and payment of cash dividends is made, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our stock. There is no guarantee that our stock will appreciate in value or a dividend declaration will be made. We cannot assure you that we will be able to make distributions in the future. Any of the foregoing could adversely affect the market price of our publicly traded securities.

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

In exchange for the contribution of properties to our portfolio in connection with our IPO, some contributors received series A preferred units in our operating partnership. As of December 31, 2023, these units have an aggregate liquidation preference of approximately $9.8 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on series C preferred stock and common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our Company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). If we choose to redeem the outstanding series A preferred units in connection with a fundamental change, this could reduce the amount of cash available for distribution to holders of series C preferred stock and common stock. In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that our stockholders otherwise believe to be in their best interest. Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interest of our stockholders, including:

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

Epidemics, pandemics or other outbreaks, and restrictions intended to prevent their spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Epidemics, pandemics or other outbreaks of an illness, disease or virus that affect the markets in which we conduct our business and where our tenants are located, and actions taken to contain or prevent their further spread, could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. Epidemics, pandemics or other outbreaks of an illness, disease or virus, including the recent COVID-19 pandemic, could result in significant governmental measures being implemented to control the spread of such illness, disease or virus, including quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, which could adversely affect our ability to adequately manage our business. Although most state governments and other authorities have lifted or reduced restrictions relating to the COVID-19 pandemic, they and others may reinstitute these measures in the future, or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time, including as a result of the spread of new variants of the virus or other illness. If any such restrictions remain in place for an extended period of time, we may experience reductions in rents from our tenants. Although we will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who request rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.

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

We carry commercial property (including earthquake), liability and terrorism coverage on all the properties in our portfolio (most are covered under a blanket insurance policy while a few are under individual policies), in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We have selected policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, we do not carry insurance for losses such as those arising from riots or war because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, like those covering losses due to terrorism or earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could affect certain of our properties that are located in areas particularly susceptible to natural disasters. All of the properties we currently own are located in Northern and Southern California, the Pacific Northwest, New York, Western Canada and Greater London, United Kingdom. Many of these areas are especially susceptible to earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.

Notwithstanding the foregoing, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our SVP, Information Technology, as well as our Risk Committee, which includes our Chief Financial Officer, EVP, Business Affairs and General Counsel and Chief Risk Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Financial Officer, EVP, Business Affairs and General Counsel and Chief Risk Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes technical and managerial expertise, enabling them to proficiently design, engineer, and oversee the organization’s overall security stance. Their capabilities encompass a wide range of skills, including proficiency in Security and Risk Management, Vulnerability Management, as well as expertise in Network Security and Operations, and Security Architecture.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. Properties

As of December 31, 2023, our portfolio of owned real estate consisted of 58 properties (36 wholly-owned properties, 15 properties owned by joint ventures and seven land properties) totaling approximately 20 million square feet and located primarily in Los Angeles, the San Francisco Bay Area, Seattle, New York, Vancouver, British Columbia and Greater London, United Kingdom.

Office Portfolio

Our office portfolio consists of 46 office properties totaling approximately 14.7 million square feet located in Los Angeles, the San Francisco Bay Area, Seattle and Vancouver, British Columbia.

In-Service Office Portfolio

Our in-service office portfolio consists of owned office properties, excluding repositioning, redevelopment, development and held for sale properties. As of December 31, 2023, the weighted average remaining lease term for our in-service office portfolio was 4.3 years

The following table summarizes information relating to the consolidated and unconsolidated in-service office properties owned as of December 31, 2023:

Location	Submarket	Square Feet(1)	Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)

Los Angeles, California
ICON(6)	Hollywood	326,792	100.0%	100.0%	$21,278,557	$65.11
EPIC(6)	Hollywood	301,127	100.0	100.0	22,512,255	74.76
Harlow(6)	Hollywood	129,931	100.0	100.0	7,983,344	61.44
6040 Sunset(6)	Hollywood	114,958	100.0	100.0	7,009,468	60.97
CUE(6)	Hollywood	94,386	100.0	100.0	6,224,702	65.95
11601 Wilshire	West Los Angeles	500,243	90.2	98.4	21,835,358	48.38
Element LA	West Los Angeles	284,037	100.0	100.0	18,951,920	66.72
Fourth & Traction	Downtown Los Angeles	131,701	100.0	100.0	6,173,837	46.88
Maxwell	Downtown Los Angeles	102,963	100.0	100.0	5,003,414	48.59
San Francisco Bay Area, California
Concourse	North San Jose	943,789	85.4	85.8	35,597,539	44.16
Gateway	North San Jose	609,278	64.3	68.0	18,322,351	46.75
Metro Plaza	North San Jose	451,036	58.3	61.6	12,940,697	49.18
Skyport Plaza	North San Jose	418,465	5.4	6.1	805,446	35.36
1740 Technology	North San Jose	215,857	100.0	100.0	10,986,935	50.90
1455 Market(7)	San Francisco	1,033,682	45.3	45.3	26,072,041	55.70
Rincon Center	San Francisco	533,076	97.6	97.6	33,974,980	65.31
Ferry Building(7)	San Francisco	265,916	97.4	98.3	23,727,015	91.65
901 Market	San Francisco	206,113	78.8	78.8	11,888,684	73.17
875 Howard	San Francisco	191,201	100.0	100.0	15,603,499	81.61
625 Second	San Francisco	138,354	64.2	64.2	6,019,851	67.73
275 Brannan	San Francisco	57,120	100.0	100.0	4,975,867	87.11
Palo Alto Square	Palo Alto	317,845	91.9	91.9	28,762,617	98.47

Location	Submarket	Square Feet(1)	Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)

3400 Hillview	Palo Alto	207,857	100.0	100.0	16,274,043	78.29
Foothill Research Center	Palo Alto	195,121	93.6	93.6	14,500,594	79.38
Page Mill Hill	Palo Alto	178,179	53.6	53.6	7,553,762	79.06
Clocktower Square	Palo Alto	100,655	100.0	100.0	9,324,711	92.64
Page Mill Center	Palo Alto	94,539	58.8	58.8	4,447,002	80.06
3176 Porter	Palo Alto	46,759	100.0	100.0	3,422,759	73.20
Towers at Shore Center	Redwood Shores	335,285	89.8	89.8	22,864,776	75.96
Shorebreeze	Redwood Shores	230,932	79.6	79.6	11,900,074	64.75
555 Twin Dolphin	Redwood Shores	200,785	70.8	73.2	9,217,303	64.88
333 Twin Dolphin	Redwood Shores	183,118	87.4	87.4	10,211,901	63.78
Metro Center	Foster City	723,848	77.7	84.3	34,745,538	61.80
Techmart	Santa Clara	284,903	71.1	74.3	10,243,529	50.59
Seattle, Washington
1918 Eighth(7)	Denny Triangle	667,724	99.4	100.0	28,531,929	43.00
Hill7(7)	Denny Triangle	285,310	99.6	99.6	11,962,994	42.11
5th & Bell	Denny Triangle	197,136	100.0	100.0	7,470,367	37.89
Met Park North	Denny Triangle	189,511	99.7	99.7	6,446,825	34.14
505 First	Pioneer Square	287,853	36.0	36.0	3,714,511	35.85
83 King	Pioneer Square	183,898	70.1	70.1	5,720,210	44.39
450 Alaskan	Pioneer Square	171,014	99.5	99.5	7,481,307	43.96
411 First	Pioneer Square	163,719	78.2	81.2	4,882,158	38.15
95 Jackson	Pioneer Square	35,905	100.0	100.0	512,547	14.28
Vancouver, British Columbia
Bentall Centre(8)	Downtown Vancouver	1,521,084	90.1	90.1	42,065,607	30.70
Total In-Service		13,853,005	80.8%	81.9%	$620,144,824	$55.43

_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of December 31, 2023, divided by (ii) total square feet, expressed as a percentage.
3.Calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2023, divided by (ii) total square feet, expressed as a percentage.
4.Presented on an annualized basis and is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2023, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
5.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2023. Annualized base rent does not reflect tenant reimbursements.
6.We own 51% of the ownership interest in the consolidated joint venture that owns ICON, EPIC, Harlow, 6040 Sunset and CUE.
7.We own 55% of the ownership interest in the consolidated joint ventures that own 1455 Market, Ferry Building, 1918 Eighth and Hill7.
8.We own 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre. Annualized base rent and rental rates have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2023.

Office Tenant Diversification

The following table provides information regarding the 15 largest tenants in our office portfolio based on HPP’s share of annualized base rent as of December 31, 2023:

	Tenant	# of Properties	Lease Expiration	Total Occupied Square Feet		HPP’s Share
						Annualized Base Rent(1)	Percent of Annualized Base Rent
1	Google, Inc.	4	2025-2029	640,726	(2)	$51,963,161	10.1%
2	Amazon	3	2025-2031	990,788	(3)	28,214,335	5.5
3	Netflix, Inc.	3	2031	722,305	(4)	25,507,912	5.0
4	Riot Games, Inc.	1	2030	284,037	(5)	18,951,920	3.7
5	Nutanix, Inc.	2	2024-2030	332,858	(6)	15,870,596	3.1
6	Salesforce.com	1	2025-2028	265,394	(7)	15,036,621	2.9
7	Dell EMC Corporation	2	2023-2027	172,975	(8)	10,235,000	2.0
8	Uber Technologies, Inc.	1	2025	325,445		10,232,000	2.0
9	GitHub, Inc.	2	2024-2030	92,450	(9)	7,086,069	1.4
10	PayPal, Inc.	1	2030	131,701	(10)	6,173,837	1.2
11	Weil, Gotshal & Manges LLP	1	2026	76,278		6,097,801	1.2
12	Regus	5	2024-2030	123,583	(11)	6,015,427	1.2
13	Poshmark, Inc.	1	2024-2029	75,876	(12)	5,636,341	1.1
14	Glu Mobile, Inc.	1	2027	61,381		5,313,948	1.0
15	TDK Corporation of America/Invensense	1	2025	139,336		5,200,020	1.0
	TOTAL			4,435,133		$217,534,988	42.4%
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2023, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2023.
2.Google, Inc. expirations: (i) 182,672 square feet at Foothill Research Center in February 2025, (ii) 208,843 square feet at Rincon Center in February 2028, (iii) 207,857 square feet at 3400 Hillview in November 2028 (early termination right between March 2025 and February 2027) and (iv) 41,354 square feet at Ferry Building in October 2029.
3.Amazon expirations: (i) 139,824 square feet at Met Park North in November 2025 (early termination right starting in December 2024), (ii) 659,150 square feet at 1918 Eighth in September 2030 and (iii) 191,814 square feet at 5th & Bell in May 2031.
4.Netflix, Inc. expirations: (i) 326,792 square feet at ICON, (ii) 301,127 square feet at EPIC and (iii) 94,386 square feet at CUE.
5.Riot Games, Inc. has an early termination right at Element LA in March 2025.
6.Nutanix, Inc. expirations: (i) 117,001 square feet at Concourse in May 2024 and (ii) 215,857 square feet at 1740 Technology in May 2030.
7.Salesforce.com expirations: (i) 83,016 square feet in July 2025, (ii) 83,372 square feet in April 2027 and (iii) 99,006 square feet in October 2028. Salesforce.com subleased 259,416 square feet at Rincon Center to Twilio Inc. in 2018 and in 2020 began paying us 50% of cash rents received pursuant to the sublease, or an average of $340,000 per month with annual growth thereafter, in addition to contractual base rent.
8.Dell EMC Corporation expirations: (i) 42,954 square feet at 505 First in December 2023, (ii) 83,549 square feet at 875 Howard in June 2026 and (iii) 46,472 square feet at 505 First in January 2027.
9.GitHub Inc. expirations: (i) 35,330 square feet at 625 Second in December 2024 and (ii) 57,120 square feet at 275 Brannan in June 2030.
10.PayPal, Inc. has an early termination right at Fourth & Traction in July 2026.
11.Regus expirations: (i) 20,059 square feet at 11601 Wilshire in February 2024, (ii) 27,369 square feet at Techmart in April 2025, (iii) 9,739 square feet at Palo Alto Square in April 2026, (iv) 45,120 square feet at Gateway in September 2027 and (v) 21,296 square feet at 450 Alaskan in October 2030.
12.Poshmark, Inc. expirations: (i) 25,549 square feet in May 2024 and (ii) 50,327 square feet in December 2029.

Office Industry Diversification

The following table summarizes information relating to the industry diversification within our office portfolio based on HPP’s share of annualized base rent as of December 31, 2023:

			HPP’s Share
Industry(1)	Square Feet(2)	Annualized Base Rent as Percent of Total	Square Feet(2)	Annualized Base Rent as Percent of Total
Technology	3,345,255	33.1%	3,044,305	36.7%
Media and Entertainment	1,520,650	16.2	986,325	12.9
Retail	1,475,150	9.8	1,114,479	9.0
Legal	633,748	7.7	588,630	8.9
Financial Services	990,140	8.5	654,806	7.6
Business Services	979,983	7.7	672,689	7.1
Other	733,234	6.3	600,313	6.8
Real estate	430,047	3.2	261,611	2.7
Healthcare	202,185	2.0	193,509	2.4
Education	145,759	1.7	140,736	2.0
Insurance	230,804	1.8	176,714	1.9
Government	218,854	1.5	176,859	1.5
Advertising	44,667	0.5	44,667	0.5
Total	10,950,476	100.0%	8,655,643	100.0%
_____________
1.Determined by management using Thompson Reuters Business Classification.
2.Excludes signed leases not commenced.

Office Lease Distribution

The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2023:

				HPP’s Share
Square Feet Under Lease	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)
10,000 or Less	611	2,205,381	$114,461,829	640	1,941,251	$105,846,379
10,001-25,000	93	1,421,321	75,613,497	80	1,232,885	74,249,574
25,001-50,000	54	1,940,562	119,643,329	48	1,671,353	108,574,537
50,001-100,000	28	1,911,259	114,491,195	21	1,429,120	88,673,278
Greater than 100,000	15	3,471,953	195,934,975	12	2,381,035	136,662,199
Building Management Use	43	236,687	—	43	207,760	—
Signed Leases Not Commenced	31	167,911	9,358,839	31	162,911	9,293,342
Total	875	11,355,074	$629,503,664	875	9,026,314	$523,299,309
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)), including uncommenced leases, as of December 31, 2023 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Office Lease Expirations

The following table summarizes the lease expirations for in-place office leases as of December 31, 2023, including vacancies. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Square Footage of Expiring Lease	% of Office Portfolio Square Feet	Annualized Base Rent(2)	% of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(3)
Vacant		3,297,287	2,921,572	24.5%
Q4-2023	23	155,239	142,627	1.2	7,206,259	1.4	50.53	7,206,260	50.53
Total 2023	23	155,239	142,627	1.2	7,206,259	1.4	50.53	7,206,260	50.53
2024	189	1,539,790	1,378,142	11.5	77,258,172	14.8	56.06	78,381,562	56.87
2025	165	1,978,453	1,605,458	13.4	94,399,116	18.0	58.80	98,100,254	61.10
2026	99	699,959	633,136	5.3	39,608,525	7.6	62.56	42,179,316	66.62
2027	106	1,070,124	913,527	7.6	55,674,372	10.6	60.94	60,868,879	66.63
2028	67	1,187,514	986,859	8.3	70,013,934	13.4	70.95	77,938,801	78.98
2029	47	551,223	428,319	3.6	30,245,912	5.8	70.62	33,255,339	77.64
2030	25	1,642,992	1,279,627	10.7	68,116,580	13.0	53.23	79,662,632	62.25
2031	18	1,091,700	678,810	5.7	39,016,297	7.5	57.48	49,873,088	73.47
2032	10	245,879	143,943	1.2	8,505,128	1.6	59.09	10,784,667	74.92
Thereafter	30	775,147	460,037	3.9	23,695,205	4.5	51.51	30,985,284	67.35
Building management use(4)	43	236,687	207,760	1.7	—	—	—	—	—
Signed leases not commenced	31	167,911	162,911	1.4	9,293,342	1.8	57.05	10,967,294	67.32
Portfolio Total/Weighted Average	853	14,639,905	11,942,728	100.0%	$523,032,842	100.0%	$57.98	$580,203,376	$64.32

_____________
1.Does not include 22 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of December 31, 2023 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of December 31, 2023. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of December 31, 2023. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of December 31, 2023.
3.ABR per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of December 31, 2023.
4.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table represents 100% share of consolidated and unconsolidated joint ventures, summarizing historical information regarding tenant improvement and leasing commission costs for our office properties:

	Year Ended December 31,
	2023	2022	2021
Renewals(1)
Number of leases	149	162	120
Square feet	1,125,614	1,172,126	1,070,864
Tenant improvement costs per square foot(2)(3)	$8.77	$11.66	$7.31
Leasing commission costs per square foot(2)	6.80	9.50	6.92
Total tenant improvement and leasing commission costs	$15.57	$21.16	$14.23

New leases(4)
Number of leases	117	140	122
Square feet	572,833	943,650	730,235
Tenant improvement costs per square foot(2)(3)	$38.15	$65.71	$62.00
Leasing commission costs per square foot(2)	10.73	18.10	14.69
Total tenant improvement and leasing commission costs	$48.88	$83.81	$76.69

TOTAL
Number of leases	266	302	242
Square feet	1,698,447	2,115,776	1,801,099
Tenant improvement costs per square foot(2)(3)	$18.49	$36.41	$28.63
Leasing commission costs per square foot(2)	8.10	13.44	9.95
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS	$26.59	$49.85	$38.58
_____________
1.Excludes retained tenants relocated or expanded into new space within our portfolio.
2.Assumes tenant improvement and leasing commissions paid in the calendar year of lease execution which may be different than year actually paid.
3.Tenant improvement costs based on negotiated tenant improvement allowances set forth in leases, or the aggregate cost originally budgeted at lease commencement.
4.Includes retained tenants relocated or expanded into new space within our portfolio.

Studio Portfolio

Our studio portfolio includes five owned purpose-built properties with 48 sound stages totaling approximately 1.7 million square feet located in Los Angeles and New York. We also own the lease rights to another 6 studios with 27 sound stages totaling approximately 0.5 million square feet located in Los Angeles and New Orleans. We own and operate an array of production-related services, including transportation assets, lighting and other production equipment and supplies, which we provide for lease in Los Angeles, New York, and New Orleans, as well as Albuquerque and Atlanta. We operate owned purpose-built stages under the Sunset Studios brand, and leased stages and production services assets under the Quixote brand.

For clarity, our studio properties are real estate used for the physical production of media content, such as television programs, feature films, commercials, music videos and photo shoots. These properties feature a fully integrated environment which our tenants can access production, post-production, office and support facilities in a collaborative and efficient setting. Our transportation assets, including trucks, trailers, high-end motorhomes, lighting and other production equipment and supplies, collectively our production services assets, cater to the same type of tenants, but capture revenue derived from both on and off-lot productions, as well as non-production related large-scale events.

In-Service Studio Portfolio

Our in-service studio portfolio consists of owned purpose-built studio properties, excluding repositioning, redevelopment, development and held for sale properties. The following table provides occupancy and rental rate information relating to the consolidated and unconsolidated in-service studio properties owned as of December 31, 2023:

Property	Owned/Leased	Submarket	# of Stages	Square Feet	Stage % Leased	Total % Leased(1)	Annual Base Rent(2)	HPP’s Share Annualized Base Rent	Annualized Base Rent Per Square Foot(3)
Los Angeles, California
Sunset Gower Studios(4)	Owned	Hollywood	12	558,295	100.0%	82.4%	$21,370,272	$10,898,839	$46.55
Sunset Bronson Studios	Owned	Hollywood	10	310,006	100.0	95.1	12,701,849	6,477,943	43.22
Sunset Las Palmas Studios(5)	Owned	Hollywood	13	362,977	56.2	64.9	11,226,714	5,725,624	47.71
Total in-service studio(6)			35	1,231,278	84.7%	80.4%	$45,298,835	$23,102,406	$45.88

_____________
1.Percent leased for in-service studio is the average percent leased for the 12 months ended December 31, 2023.
2.Annual base rent for in-service studio reflects actual base rent for the 12 months ended December 31, 2023, excluding tenant reimbursements.
3.Annual base rent per leased square foot for in-service studio calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2023.
4. 6,650 square feet located at Sunset Gower Studios was taken off-line for repositioning.
5. 18,594 square feet located at Sunset Las Palmas Studios was taken off-line for repositioning.
6.Does not include 241,000 square feet related to Sunset Glenoaks Studios and 232,000 square feet related to Sunset Pier 94 Studios, which are both currently under construction. We own 50% of the ownership interest in the unconsolidated joint venture that owns Sunset Glenoaks Studios and 25.6% of the ownership interest in the unconsolidated joint venture that owns Sunset Pier 94 Studios.

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

PART II

ITEM 5. Market for Hudson Pacific Properties, Inc. Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 9, 2024, Hudson Pacific Properties, Inc. had 86 stockholders of record of our common stock. Hudson Pacific Properties, Inc. common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010.

Dividends

We intend to pay dividends each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of REIT taxable income. We intend to pay regular quarterly dividends to our stockholders. Historically, we have paid dividends to our stockholders quarterly in March, June, September and December. Dividends are paid to those stockholders who are stockholders as of the dividend record date. Dividends are paid at the discretion of our board of directors and dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors that our board of directors deems relevant. In September 2023, the Company suspended its quarterly dividend in order to address liquidity considerations in light of general office industry trends and the impact of the WGA and SAG-AFTRA strikes. Our Board will reassess the resumption of the dividend program when appropriate.

Issuer Purchases of Equity Securities

During the fourth quarter of 2023, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of Hudson Pacific Properties, Inc. equity securities during the fourth quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
December 1 - December 31, 2023	52,393	(3)	$9.31	(4)	—	35,250,164
TOTAL	52,393		$9.31		—
_____________
1.Our board of directors authorized a share repurchase program to buy up to $250.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. The program does not have a termination date, and repurchases may commence or be discontinued at any time. A cumulative total of $214.7 million had been repurchased under the program as of December 31, 2023.
2.The maximum that may yet be purchased under the plans or programs is shown net of repurchases.
3.Includes shares of common stock remitted to Hudson Pacific Properties, Inc. to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
4.The price paid per share is based on the closing price of our common stock, as reported by the NYSE, as of the date of vesting of the restricted stock units.

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

Market for Hudson Pacific Properties, L.P. Common Capital, Related Unitholder Matters and Issuer Purchases of Units

Overview

There is no established public trading market for our operating partnership’s common units. As of February 9, 2024, there were 21 holders of record of common units (including through our general partnership interest).

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2023, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below.

During the fourth quarter of 2023, the Company issued an aggregate of 149,497 shares of its common stock in connection with restricted stock units for no cash consideration, out of which 52,393 shares of common stock were forfeited to the Company in connection with tax withholding obligations for a net issuance of 97,104 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in the partnership agreement of our operating partnership. During the fourth quarter of 2023, our operating partnership issued 97,104 common units to the Company. Investors who own common units have the right to cause our operating partnership to repurchase any or all of their common units for cash at a value equal to the then-current market value of one share of common stock. However, in lieu of such payment of cash, the Company may, at its election, issue shares of its common stock in exchange for such common units on a one-for-one basis. The operating partnership also issued 291,971 long-term incentive plan units during the fourth quarter of 2023. Long-term incentive plan units may also, under certain circumstances, be convertible into common units on a one-for-one basis, which are then exchangeable for shares of the Company’s common stock as described above.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2023 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with approximately $8.3 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

The following graph shows our cumulative total stockholder return for the five-year period ending on December 31, 2023. The graph assumes a $100 investment in each of the indices on December 31, 2018 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”), and industry peer groups. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Hudson Pacific Properties, Inc.	100.00	133.35	88.82	94.86	40.03	40.88
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
MSCI U.S. REIT	100.00	125.84	116.31	166.39	125.61	142.87
Dow Jones Equity All REIT	100.00	128.74	122.57	173.07	129.79	144.46
Dow Jones U.S. Real Estate Office	100.00	131.28	109.47	134.57	86.72	86.20
FTSE NAREIT All Equity REITs	100.00	128.66	122.07	172.49	129.45	144.16

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2023, our portfolio of owned real estate included office properties comprising approximately 14.7 million square feet, studio properties comprising approximately 48 sound stages and 1.7 million square feet and land properties comprising approximately 3.2 million square feet of undeveloped density rights. Our production services assets include vehicles, lighting and grip, production supplies and other equipment and the lease rights to 27 sound stages.

As of December 31, 2023, our in-service office portfolio was 81.9% leased (including leases not yet commenced). Our same-store studio properties average percent leased for the twelve months ended December 31, 2023 was 80.4%.

Current Year Highlights

Property Acquisitions

The Company had no acquisitions of real estate during the year ended December 31, 2023.

Property Dispositions

During the year ended December 31, 2023, the Company sold its Skyway Landing, 604 Arizona, 3401 Exposition, Cloud10 and One Westside and Westside Two properties for $102.0 million, $32.5 million, $40.0 million, $43.5 million and $700 million, respectively. Please refer to Part IV, Item 15 (a) “Exhibits, Financial Statement Schedules—Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development pipelines as of December 31, 2023:

	Type	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
Los Angeles, California
Sunset Glenoaks Studios(2)	Studio	Sun Valley	241,000	Q1-2024	Q2-2024
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q1-2024	Q2-2026
New York, New York
Sunset Pier 94 Studios(3)	Studio	Manhattan	232,000	Q4-2025	Q3-2026
Total Under Construction			1,019,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(4)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(4)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(4)	Residential	Hollywood	33 units/19,816	TBD	TBD
Element LA—Development	Office	West Los Angeles	500,000	TBD	TBD
10900/10950 Washington(5)	Residential	West Los Angeles	N/A	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(6)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(7)	Studio	Broxbourne	1,167,347	TBD	TBD
Total Future Development Pipeline			3,233,589
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT			4,252,589
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

Properties are selected for repositioning when an asset or portions of an asset are taken offline for a change of use or if the asset requires significant base building improvements resulting in substantial downtime in occupancy. Subsequently, when the square footage offline for a full building reaches 92.0% occupancy, it would be included in our in-service population.

The following table summarizes the portions of office and studio projects currently under repositioning as of December 31, 2023:

Location	Submarket	Square Feet
Repositioning:
899 Howard	San Francisco	96,240
Page Mill Center	Palo Alto	79,056
Rincon Center	San Francisco	36,905
Metro Plaza	North San Jose	28,415
Sunset Las Palmas Studios	Hollywood	18,594
Palo Alto Square	Palo Alto	12,740
Sunset Gower Studios	Hollywood	6,650
TOTAL REPOSITIONING		278,600

Financings

During the year ended December 31, 2023, there were $193.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

In November 2023, the unconsolidated joint venture that owns Bentall Centre amended the loan secured by the property. The amendment extended the contractual maturity date to July 1, 2027, modified the interest rate to CORRA + 2.30% and modified the loan capacity to $501.1 million. As of December 31, 2023, there was $482.2 million outstanding. The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of December 31, 2023.

In November 2023, the Company sold $179.6 million of the acquired Hollywood Media Portfolio debt and recognized a $34.0 million loss in connection with the sale.

In December 2023, the Company entered into the Second Modification to the Fourth Amended and Restated Credit Agreement governing its unsecured revolving credit facility, whereby certain definitions and covenant calculations were amended and the borrowing capacity of the unsecured revolving credit facility was reduced to $900.0 million.

In December 2023, the Company repaid its $324.6 million One Westside and Westside Two construction loan in connection with the sale of these properties.

Factors That May Influence Our Operating Results

Business and Strategy

We invest in Class-A office properties in West Coast technology hubs and world-class studio properties and studio-related operating businesses in global media markets. This allows us to attract and retain quality companies as office tenants and/or studio and production services clients, many in the increasingly synergistic technology and media and entertainment sectors. Our focus on value-add opportunities, as well as selective ground-up development further facilitates our growth. We also look to opportunistically recycle capital to enhance our portfolio or to otherwise further our capital allocation goals. Changes in demand for office and/or studio space, capital markets, and other macro-economic factors may impact our business and overall performance.

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2023, the percent leased for our in-service office properties was approximately 81.9% (or 80.8%, excluding leases signed but not commenced as of that date). As of December 31, 2023, the percent leased, based on a 12-month trailing average, was approximately 80.4% for same-store studio properties. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our studio properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

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

Impairment of Long-Lived Assets

In accordance with GAAP, we assess the carrying value of real estate assets and related intangibles for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable over the life of the asset or its intended holding period. We evaluate our real estate assets for impairment on a property-by-property basis. Indicators we consider to determine whether an impairment evaluation is necessary include, but are not limited to, deterioration in operating cash flows, low occupancy levels, significant near-term lease expirations, default or bankruptcy by a significant tenant and expectations that, more likely than not, a property will be sold or otherwise disposed of before the end of its previously estimated useful life or hold period.

If impairment indicators are present for a specific real estate asset, we perform a recoverability test by comparing the carrying value of the asset group to the asset group’s estimated undiscounted future cash flows over the anticipated hold period. If the carrying value exceeds the estimated undiscounted future cash flows, we then compare the carrying value to the asset group’s estimated fair value and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The future cash flows utilized in the evaluation of recoverability and the measurement of fair value are highly subjective and are based on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates, which are considered Level 2 and Level 3 inputs within the fair value hierarchy. Given the level of sensitivity in the inputs, a change in the value of any one input, in isolation or in combination, could significantly affect the overall estimation of the undiscounted future cash flows and fair value of an asset group.

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

Income Taxes

Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7, Ferry Building and 1918 Eighth properties, REITs) for federal income tax purposes. In the case of the Bentall Centre property and the Sunset Waltham Cross Studios development, the Company owns its interest in the properties through non-U.S. entities treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Accordingly, a provision for foreign income taxes has been recorded in the accompanying consolidated financial statements based on the local tax laws and regulations of the respective tax jurisdictions.

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

We have elected, together with certain of our subsidiaries, to treat such subsidiaries as TRSs for federal income tax purposes. Certain activities that we may undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state and local income taxes on its net income.

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

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2023, we have not established a liability for uncertain tax positions.

We and certain of our TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. We and our TRSs are no longer subject to tax examinations by tax authorities for years prior to 2019. Generally, we have assessed our tax positions for all open years, which as of December 31, 2023 include 2020 to 2022 for Federal purposes and 2019 to 2022 for state purposes, and concluded that there are no material uncertainties to be recognized.

Results of Operations

The following table summarizes our portfolio as of December 31, 2023 :

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	41	12,910,134	80.8%	81.6%	$55.10
Stabilized non-same store(5)	2	219,023	89.5	89.5	54.71
Total stabilized	43	13,129,157	80.9	81.8	55.10
Lease-up(5)(6)	1	723,848	77.7	84.3	61.80
Total in-service office	44	13,853,005	80.8	81.9	55.43
STUDIO
Same-store(7)	3	1,231,278	80.4	80.4	45.88
Total	3	1,231,278
Repositioning(5)(8)	1	278,600	—	2.2
Development(5)(9)	3	1,019,000	—	0.3
Total repositioning and development	4	1,297,600
Total office and studio properties	51	16,381,883
Future development(10)	7	3,233,589
TOTAL	58	19,615,472
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association
(“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing. Represents 100% share of consolidated and unconsolidated joint ventures.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of December 31, 2023, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended December 31, 2023, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of December 31, 2023 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of December 31, 2023. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of December 31, 2023. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of December 31, 2023. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended December 31, 2023, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2023.
4.Includes office properties owned and included in our stabilized portfolio as of January 1, 2022 and still owned and included in the stabilized portfolio as of December 31, 2023.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of December 31, 2023.
7.Includes studio properties owned and included in our portfolio as of January 1, 2022 and still owned and included in our portfolio as of December 31, 2023.
8.See Repositioning table in this document for the office and studio projects under repositioning as of December 31, 2023.
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

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

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

Management further analyzes NOI by evaluating the performance from the following property groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2022 and still owned and included in the stabilized portfolio as of December 31, 2023; and

•Non-same-store, which includes:
•Stabilized non-same store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI (in thousands, except percentage change):

	Year Ended December 31,
	2023	2022	Dollar Change	Percentage Change
NET LOSS	$(170,700)	$(16,517)	$(154,183)	933.5%
Adjustments:
Loss (income) from unconsolidated real estate entities	3,902	(943)	4,845	(513.8)
Fee income	(6,181)	(7,972)	1,791	(22.5)
Interest expense	214,415	149,901	64,514	43.0
Interest income	(2,182)	(2,340)	158	(6.8)
Management services reimbursement income—unconsolidated real estate entities	(4,125)	(4,163)	38	(0.9)
Management services expense—unconsolidated real estate entities	4,125	4,163	(38)	(0.9)
Transaction-related expenses	(1,150)	14,356	(15,506)	(108.0)
Unrealized loss on non-real estate investment	3,120	1,440	1,680	116.7
Gain on extinguishment of debt	(10,000)	—	(10,000)	—
Loss on sale of bonds	34,046	—	34,046	—
(Gain) loss on sale of real estate	(103,202)	2,164	(105,366)	(4,869.0)
Impairment loss	60,158	28,548	31,610	110.7
Other expense (income)	6	(8,951)	8,957	(100.1)
Income tax provision	6,796	—	6,796	—
General and administrative	74,958	79,501	(4,543)	(5.7)
Depreciation and amortization	397,846	373,219	24,627	6.6
NOI	$501,832	$612,406	$(110,574)	(18.1)%

Same-store NOI	$454,412	$491,243	$(36,831)	(7.5)%
Non-same-store NOI	47,420	121,163	(73,743)	(60.9)
NOI	$501,832	$612,406	$(110,574)	(18.1)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Year Ended December 31,
	2023	2022
Same-store office
Number of properties	40	40
Rentable square feet	11,389,050	11,389,050
Ending % leased	80.5%	88.2%
Ending % occupied	79.5%	86.8%
Average % occupied for the period	83.4%	89.0%
Average annual rental rate per square foot	$58.80	$57.15

Same-store studio
Number of properties	3	3
Rentable square feet	1,231,278	1,231,278
Average % leased over period(1)	80.4%	84.6%
_____________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended December 31, 2023.

The following table gives further detail on our consolidated NOI (in thousands):

	Year Ended December 31,
	2023			2022
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental	$685,123	$111,972	$797,095	$704,832	$129,576	$834,408
Service and other revenues	14,182	1,098	15,280	13,895	4,397	18,292
Total office revenues	699,305	113,070	812,375	718,727	133,973	852,700

Studio
Rental	48,422	10,854	59,276	51,980	7,692	59,672
Service and other revenues	21,981	58,665	80,646	33,417	80,435	113,852
Total studio revenues	70,403	69,519	139,922	85,397	88,127	173,524

Total revenues	769,708	182,589	952,297	804,124	222,100	1,026,224

OPERATING EXPENSES
Office operating expenses	274,136	37,882	312,018	263,112	45,556	308,668
Studio operating expenses	41,160	97,287	138,447	49,769	55,381	105,150
Total operating expenses	315,296	135,169	450,465	312,881	100,937	413,818

Office NOI	425,169	75,188	500,357	455,615	88,417	544,032
Studio NOI	29,243	(27,768)	1,475	35,628	32,746	68,374
NOI	$454,412	$47,420	$501,832	$491,243	$121,163	$612,406

The following table gives further detail on our change in consolidated NOI (in thousands, except percentage change):

	Year Ended December 31, 2023 as compared to the Year Ended December 31, 2022
	Same-store		Non-same-store		Total
	Dollar change	Percentage change	Dollar change	Percentage change	Dollar change	Percentage change
REVENUES
Office
Rental	$(19,709)	(2.8)%	$(17,604)	(13.6)%	$(37,313)	(4.5)%
Service and other revenues	287	2.1	(3,299)	(75.0)	(3,012)	(16.5)
Total office revenues	(19,422)	(2.7)	(20,903)	(15.6)	(40,325)	(4.7)

Studio
Rental	(3,558)	(6.8)	3,162	41.1	(396)	(.7)
Service and other revenues	(11,436)	(34.2)	(21,770)	(27.1)	(33,206)	(29.2)
Total studio revenues	(14,994)	(17.6)	(18,608)	(21.1)	(33,602)	(19.4)

Total revenues	(34,416)	(4.3)	(39,511)	(17.8)	(73,927)	(7.2)

OPERATING EXPENSES
Office operating expenses	11,024	4.2	(7,674)	(16.8)	3,350	1.1
Studio operating expenses	(8,609)	(17.3)	41,906	75.7	33,297	31.7
Total operating expenses	2,415	0.8	34,232	33.9	36,647	8.9

Office NOI	(30,446)	(6.7)	(13,229)	(15.0)	(43,675)	(8.0)
Studio NOI	(6,385)	(17.9)	(60,514)	(184.8)	(66,899)	(97.8)
NOI	$(36,831)	(7.5)%	$(73,743)	(60.9)%	$(110,574)	(18.1)%

NOI decreased $110.6 million, or 18.1%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily resulting from:

•a $73.7 million decrease in non-same-store NOI driven by:
•a decrease in studio NOI of $60.5 million driven by a slowdown in production rentals activity due to the WGA and SAG-AFTRA strikes; and
•a decrease in office NOI of $13.2 million primarily due to:
•a $17.6 million decrease in rental revenues mainly resulting from sales of our 6922 Hollywood and Northview Center properties in 2022 and Skyway Landing, 601 Arizona and 3401 Exposition properties in 2023, as well as lease expirations at our 10900-10950 Washington and Metro Center properties, partially offset by higher tenant recoveries and must-take parking revenues at our One Westside property and the collection of past due rents and the reversal of the related reserve at our Westside Two property in 2023; and
•a $3.3 million decrease in service and other revenues primarily due to non-recurring lease cancellation fees received at our Skyway Landing property in 2022 and the aforementioned property sales, partially offset by lease cancellation fees received at our 333 Twin Dolphin property in 2023;
•partially offset by a $7.7 million decrease in operating expenses corresponding to the decrease in rental revenues.
•a $36.8 million decrease in same-store NOI driven by:
•a decrease in office NOI of $30.4 million primarily due to:
•a $19.7 million decrease in rental revenues due to a decrease in the average occupancy in our same-store portfolio from 89.0% during the year ended December 31, 2022 to 83.4% during the year ended December 31, 2023, primarily driven by lease expirations at our Skyport Plaza, Metro Plaza, 1455 Market, Page Mill Hill and Gateway properties, as well as higher reserves for uncollectible rents at our 901 Market property; partially offset by income from a letter of credit associated with the WeWork lease at our Maxwell property and higher percentage rent at our Ferry Building property; and

•an $11.0 million increase in operating expenses, predominantly engineering, cleaning and utilities resulting from a colder winter in 2023, higher insurance premiums and higher repair and maintenance expense, which was partially offset by a prior-period property tax reimbursement at our ICON property.
•a decrease in studio NOI of $6.4 million primarily due to:
•an $11.4 million decrease in service and other revenues and a $3.6 million decrease in rental revenues due to the WGA and SAG-AFTRA strikes and a lease expiration at our Sunset Las Palmas Studios property;
•partially offset by an $8.6 million decrease in operating expenses due to the impact of the WGA and SAG-AFTRA strikes as well as a decrease in ground rent expense arising from the acquisition of the related land at Sunset Gower Studios in May 2022.

Other Income (Expenses)

(Loss) income from unconsolidated real estate entities

We recognized a loss from our unconsolidated real estate entities of $3.9 million for the year ended December 31, 2023 compared to $0.9 million of income for the year ended December 31, 2022. The change was primarily driven by higher interest expense at the unconsolidated entities due to an increase in the average reference rates for variable rate debt and one-time lease termination fees received in 2022.

Fee income

Fee income decreased by $1.8 million, or 22.5%, to $6.2 million for the year ended December 31, 2023 compared to $8.0 million for the year ended December 31, 2022. Fee income represents the management fee income earned from the unconsolidated real estate entities. The decrease is primarily due to a slowdown in construction activity at our unconsolidated Sunset Waltham Cross development in 2023.

Interest expense

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022 is as follows (in thousands, except percentage change):

	Year Ended December 31,
	2023	2022	Dollar Change	Percentage Change
Gross interest expense(1)	$224,801	$162,778	$62,023	38.1%
Capitalized interest	(32,253)	(18,031)	(14,222)	78.9
Non-cash interest expense(2)	21,867	5,154	16,713	324.3
TOTAL	$214,415	$149,901	$64,514	43.0%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense increased $62.0 million, or 38.1%, to $224.8 million for the year ended December 31, 2023 compared to $162.8 million for the year ended December 31, 2022. The increase was primarily driven by an increase in the average reference rates for the Company’s variable rate debt, increases in the average outstanding borrowings on the Company’s unsecured revolving credit facility and One Westside construction loan and interest incurred on the 5.95% registered senior notes, which were issued in September 2022. The overall increase was partially offset by a decrease in interest expense due to the repayment of the Series A notes in January 2023, Quixote note in April 2023 and Series E notes in September 2023.

Capitalized interest increased $14.2 million, or 78.9%, to $32.3 million for the year ended December 31, 2023 compared to $18.0 million for the year ended December 31, 2022. The increase was primarily driven by development activity at Washington 1000, which was acquired in April 2022, redevelopment activities at the Westside Two and 10900-10950 Washington properties and interest capitalized on our unconsolidated investments in the Sunset Waltham Cross Studios and Sunset Glenoaks Studios developments. An increase in the average reference rates for the Company’s variable rate debt also contributed to the increase.

Non-cash interest expense increased $16.7 million, or 324.3% to $21.9 million for the year ended December 31, 2023 compared to $5.2 million for the year ended December 31, 2022. The increase in non-cash interest expense was due to mark-to-

market gains on the Hollywood Media Portfolio interest rate cap in the third quarter of 2022 that did not recur in 2023 as we began applying hedge accounting prospectively from the fourth quarter of 2022. The increase was partially offset by a decrease in deferred financing cost amortization primarily due to the deferred financing costs related to the Hollywood Media Portfolio debt being fully amortized as of August 2023.

Transaction-related expenses

We recorded $1.2 million of income predominantly related to the remeasurement of the Zio earnout liability to fair value during the year ended December 31, 2023. During the year ended December 31, 2022, we recorded $14.4 million of expenses primarily related to the Quixote acquisition in August 2022.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $3.1 million for the year ended December 31, 2023 compared to an unrealized loss on non-real estate investments of $1.4 million for the year ended December 31, 2022. The activity in both periods is due to the observable changes in the fair value of the investments.

Gain on extinguishment of debt

During the year ended December 31, 2023, we recognized a $10.0 million gain on extinguishment of debt due to the settlement of the Quixote note at a discount. No gain or loss on extinguishment of debt was recognized during the year ended December 31, 2022.

Loss on sale of bonds

During the year ended December 31, 2023, we recognized a loss on sale of bonds of $34.0 million in connection with the partial sale of the acquired Hollywood Media Portfolio debt. No gain or loss on sale of bonds was recognized during the year ended December 31, 2022.

Gain (loss) on sale of real estate

During the year ended December 31, 2023, we recognized a $103.2 million gain on sale of real estate attributable to the sales of our Skyway Landing, 604 Arizona, 3401 Exposition, Cloud10, One Westside and Westside Two properties. During the year ended December 31, 2022, we recognized a $2.2 million loss on sale of real estate in connection with the dispositions of our Northview Center and 6922 Hollywood properties.

Impairment loss

During the year ended December 31, 2023, we recognized an impairment loss of $60.2 million due to a reduction in the estimated fair value of our Foothill Research Center property. During the year ended December 31, 2022, we recognized an impairment loss of $28.5 million, of which $20.0 million was due to reductions in the estimated fair values of our Del Amo, 6922 Hollywood and Northview Center properties and $8.5 million was due to the full impairment of the Zio trade name in connection with a rebranding of the business under the Company’s Sunset Studios platform.

Other (expense) income

During the year ended December 31, 2023, we recognized other expense of $6.0 thousand compared to other income of $9.0 million for the year ended December 31, 2022. The change was primarily due to the presentation of an income tax benefit of $7.5 million within this line item on the Consolidated Statement of Operations for the year ended December 31, 2022. The tax benefit recorded in 2022 primarily related to net operating losses at the studio service-related businesses.

General and administrative expenses

General and administrative expenses decreased $4.5 million, or 5.7%, to $75.0 million for the year ended December 31, 2023 compared to $79.5 million for the year ended December 31, 2022. The decrease was primarily driven by a decrease in payroll, non-cash compensation, office and travel and entertainment expenses.

Depreciation and amortization expense

Depreciation and amortization expense increased $24.6 million, or 6.6%, to $397.8 million for the year ended December 31, 2023 compared to $373.2 million for the year ended December 31, 2022. The increase was primarily related to the depreciation and amortization of non-real estate property, plant and equipment and finite-lived intangible assets acquired as part of the Quixote transaction in August 2022.

Income tax provision

During the year ended December 31, 2023, we recorded an income tax provision of $6.8 million primarily related to a valuation allowance recorded against certain deferred tax assets.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the year ended December 31, 2022 to the year ended December 31, 2021” of the Form 10-K for the fiscal year ended December 31, 2022.

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
•strategic dispositions of real estate;
•sales of non-real estate investments;
•proceeds from additional equity securities;
•our ATM program;
•borrowings under the operating partnership’s unsecured revolving credit facility;
•proceeds from joint venture partners;
•proceeds from the Sunset Glenoaks construction loan (unconsolidated joint venture), Sunset Pier 94 Studios construction loan (unconsolidated joint venture) and Bentall Centre loan (unconsolidated joint venture); and
•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had approximately $100.4 million of cash and cash equivalents at December 31, 2023. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

During the year ended December 31, 2023 we completed the strategic disposition of five office properties for gross proceeds totaling $918.0 million, before certain credits, prorations and closing costs, and a total gain on sale of $103.2 million.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through December 31, 2023. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of December 31, 2023 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility	$900,000	$192,000	$708,000
Sunset Glenoaks construction loan(1)	$50,300	$41,549	$8,751
Bentall Centre(1)	$100,215	$96,440	$3,775
Sunset Pier 94 Studios construction loan(1)	$46,810	$26	$46,784
_____________
1.This loan is held by an unconsolidated joint venture. Amounts are presented at HPP’s share.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of December 31, 2023 (in thousands, except percentage):

Market Capitalization	December 31, 2023
Unsecured and secured debt(1)	$3,960,067
Series A redeemable preferred units	9,815
Total consolidated debt	3,969,882
Equity capitalization(2)	1,801,645
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$5,771,527
Total consolidated debt/total consolidated market capitalization	68.8%
_____________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discount.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $9.31, as reported by the NYSE, on December 29, 2023 as well as the aggregate value of the Series C preferred stock liquidation preference as of December 31, 2023.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2023 and December 31, 2022 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts (in thousands):

	December 31, 2023	December 31, 2022
Unsecured debt	$2,307,000	$2,660,000
Secured debt	$1,653,067	$1,950,088
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of December 31, 2023.

Credit Ratings

The following table provides information with respect to our credit ratings at December 31, 2023:

Agency	Credit Rating
Moody’s	Ba1
Standard and Poor’s	BB+(1)
Fitch	BBB-
_____________
1.On January 12, 2024, Standard and Poor’s downgraded our credit rating from “BB+” to “BB”.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2023, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on unsecured and secured debt	$3,960,067	$—	$2,153,067	$907,000	$900,000
Principal payments on joint venture partner debt	66,136	—	—	—	66,136
Interest payments—fixed rate(1)(2)	467,558	126,189	198,519	123,531	19,319
Interest payments—variable rate(1)(3)	73,855	51,945	21,910	—	—
Operating leases(4)	715,344	41,311	79,527	70,702	523,804
TOTAL	$5,282,960	$219,445	$2,453,023	$1,101,233	$1,509,259
_____________
1.Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed.
2.Reflects our projected interest obligations for fixed rate debts, including those that are effectively fixed as a result of derivatives. Also includes $14.2 million of projected interest related to our joint venture partner debt and debt that is effectively fixed through the use of interest rate swaps.
3.Reflects our projected interest obligations for variable rate debts, including instances where interest is paid based on an applicable SOFR margin. We used the average December SOFR and the applicable margin as of December 31, 2023.
4.Reflects minimum lease payments through the contractual lease expiration date, including the impact of the extension options which the Company is reasonably certain to exercise. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 11 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments” for details of our lease agreements.

The Company has entered into a number of construction agreements related to capital improvement activities at various properties. As of December 31, 2023, the Company had $108.3 million in outstanding obligations under the agreements, of which $82.6 million is expected to be incurred within one year from December 31, 2023.

The Company invests in several non-real estate funds with an aggregate commitment to contribute up $51.0 million. As of December 31, 2023, the Company has contributed $38.1 million, net of recallable distributions, with $12.9 million remaining to be contributed.

The terms of the securities purchase agreement for the acquisition of Zio require the Company to pay up to $20.0 million of additional consideration to the business’s former shareholders in 2024 and 2025, subject to certain performance thresholds being met (the “earnout”). $5.0 million was subsequently paid in January 2024, with a maximum potential earnout of $7.5 million and $7.5 million remaining in 2024 and 2025, respectively.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of December 31, 2023 (in thousands):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20%	$482,198	$18,875	$501,073	CORRA + 2.30%	7/1/2027
Sunset Glenoaks Studios(2)	50%	83,098	17,502	100,600	SOFR + 3.10%	1/9/2027
Sunset Pier 94 Studios(3)	26%	100	183,100	183,200	SOFR + 4.75%	9/9/2028
_____________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of December 31, 2023. This loan is interest-only through its term.
(2)This loan has an initial interest rate of SOFR + 3.10% per annum until the construction at Sunset Glenoaks Studios is complete and certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The maturity date includes the effect of extension options. The floating interest rate on the full principal amount has been effectively capped at 4.50% through the use of an interest rate cap.
(3)This loan has an initial interest rate of SOFR + 4.75% per annum until stabilization of the project, at which time the effective interest rate will decrease to SOFR + 4.00%. This loan is interest-only through its term. The maturity date includes the effect of extension options.

Cash Flows

Comparison of the cash flow activity for the year ended December 31, 2023 to the year ended December 31, 2022 is as follows (in thousands, except percentage change):

	Year Ended December 31,
	2023	2022	Dollar Change	Percentage Change
Net cash provided by operating activities	$232,256	$369,501	$(137,245)	(37.1)%
Net cash provided by (used in) investing activities	$467,841	$(378,094)	$845,935	(223.7)%
Net cash (used in) provided by financing activities	$(866,672)	$97,448	$(964,120)	(989.4)%

Cash and cash equivalents and restricted cash were $119.2 million and $285.7 million at December 31, 2023 and 2022, respectively.

Operating Activities

Net cash provided by operating activities decreased by $137.2 million, or 37.1%, to $232.3 million for the year ended December 31, 2023 as compared to $369.5 million for the year ended December 31, 2022. The decrease primarily resulted from a slowdown in production rentals activity due to the WGA and SAG-AFTRA strikes as well as the 2022 and 2023 property dispositions. Refer to Part IV, Item 15(a) “Financial Statement Schedules—Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for detail on the dispositions.

Investing Activities

Net cash provided by investing activities increased by $845.9 million, or 223.7%, to $467.8 million for the year ended December 31, 2023 as compared to $378.1 million of cash used in investing activities for the year ended December 31, 2022. The change primarily resulted from a $705.3 million increase in proceeds from the sales of real estate and a $295.6 million decrease in expenditures for the acquisition of businesses and properties. The change was partially offset by a $129.3 million decrease in proceeds from the maturities of U.S. Government securities, a $28.7 million increase in contributions to unconsolidated real estate entities and a $22.0 million increase in additions to investment property.

Financing Activities

Net cash used in financing activities increased by $964.1 million, or 989.4%, to $866.7 million for the year ended December 31, 2023 as compared to $97.4 million of cash provided by financing activities for the year ended December 31, 2022. The change primarily resulted from a $815.2 million decrease in proceeds from unsecured and secured debt, a $560.4 million increase in payments of debt and a $82.4 million increase in distributions to redeemable non-controlling members in consolidated real estate entities, predominantly driven by the One Westside and Westside Two property sale in 2023. The decrease was partially offset by a $235.8 million decrease in share repurchases in 2023 as compared to 2022, $145.5 million of proceeds from the partial sale of the acquired Hollywood Media Portfolio debt in 2023 and a $90.5 million decrease in dividends paid to common stock and unitholders driven by a 50% reduction in the per share dividend during the second quarter of 2023 and the suspension of the common stock dividend for the third and fourth quarters of 2023.

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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(170,700)	$(16,517)
Adjustments:
Depreciation and amortization—consolidated	397,846	373,219
Depreciation and amortization—non-real estate assets	(33,389)	(23,110)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	4,779	5,322
(Gain) loss on sale of real estate	(103,202)	2,164
Loss on sale of bonds	34,046	—
Impairment loss—real estate assets	60,158	20,048
Unrealized loss on non-real estate investments	3,120	1,440
FFO attributable to non-controlling interests	(42,335)	(71,100)
FFO attributable to preferred shares and units	(20,800)	(21,043)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$129,523	$270,423

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

The following table summarizes the terms our derivative instruments used to hedge interest rate risk as of December 31, 2023 (notional amounts and fair value in thousands):

Underlying Debt Instrument	Type of Instrument	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate	Fair Value Assets (Liabilities)
1918 Eighth	Swap	Cash flow hedge	$172,865	February 2023	October 2025	3.75%	$1,075
1918 Eighth	Cap	Partial cash flow hedge(1)	$314,300	June 2023	December 2025	5.00%	952
1918 Eighth	Sold cap(2)	Mark-to-market	$172,865	June 2023	December 2025	5.00%	(520)
Hollywood Media Portfolio	Cap	Partial cash flow hedge(1)	$1,100,000	August 2023	August 2024	5.70%	59
Hollywood Media Portfolio	Sold cap(2)	Mark-to-market	$561,000	August 2023	August 2024	5.70%	(29)
Hollywood Media Portfolio	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	4,355
TOTAL							$5,892
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

The following table summarizes our fixed and variable rate debt as of December 31, 2023 (in thousands):

	Unsecured and Secured Debt		Joint Venture Partner Debt
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate	$1,052,016	$1,052,016	$—	$—
Fixed rate(1)	2,908,051	2,554,062	66,136	59,966
TOTAL(2)	$3,960,067	$3,606,078	$66,136	$59,966
_____________
1.Includes debt that is effectively fixed through the use of interest rate swaps.
2.Excludes unamortized deferred financing costs.

For sensitivity purposes, if the reference rates for our variable rate debt as of December 31, 2023 were to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would decrease our future earnings and cash flows by $10.5 million.

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

Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2023. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2023, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.

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

Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2023. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2023, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)

The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2023.

ITEM 9B.  Other Information

Disclosure of 10b5-1 plans

During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2024. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2024.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2024.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2024.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2024.

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

(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Form of Articles Supplementary of Hudson Pacific Properties, Inc.	S-11/A	333-170751	3.3	December 6, 2010
3.3	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.4	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.5	Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	November 16, 2021
3.6	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
3.7	Articles Supplementary designating the Series C Preferred Stock of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	November 16, 2021
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.	S-11/A	333-164916	4.1	June 14, 2010
4.2	Indenture, dated October 2, 2017, among Hudson Pacific Properties, L.P., and U.S. Bank National Association.	8-K	001-34789	4.1	October 2, 2017
4.3	Supplemental Indenture No. 1, dated October 2, 2017, among Hudson Pacific Properties, L.P., Hudson Pacific Properties, Inc. and U.S. Bank National Association.	8-K	001-34789	4.2	October 2, 2017
4.4	Supplemental Indenture No. 2, dated as of February 27, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.650% Senior Notes due 2029 and the guarantee.	10-Q	001-34789	10.1	May 7, 2019

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.5	Supplemental Indenture No. 3, dated as of October 3, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Senior Notes due 2030 and the guarantee.	8-K	001-34789	4.2	October 3, 2019
4.6	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-34789	4.6	February 18, 2022
4.7	Supplemental Indenture No. 4, dated as of September 15, 2022, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, including the form of 5.950% Senior Notes due 2028 and the guarantee.	8-K	001-34789	4.2	September 15, 2022
10.1	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.	S-11	333-170751	10.2	November 22, 2010
10.2	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.	S-11	333-170751	10.3	November 22, 2010
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.	S-11	333-170751	10.5	November 22, 2010
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.	S-11	333-170751	10.6	November 22, 2010
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.	S-11	333-170751	10.7	November 22, 2010
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.	S-11	333-170751	10.8	November 22, 2010
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.	S-11	333-170751	10.11	November 22, 2010
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.	S-11	333-170751	10.12	November 22, 2010
10.9	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*	S-11/A	333-164916	10.5	June 14, 2010
10.10	Hudson Pacific Properties, Inc. Director Stock Plan.*	S-11/A	333-170751	10.17	December 6, 2010
10.11	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.11	April 9, 2010
10.12	Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.12	April 9, 2010
10.13	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.13	April 9, 2010
10.14	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.	S-11/A	333-164916	10.14	April 9, 2010
10.15	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.	S-11/A	333-164916	10.16	April 9, 2010
10.16	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.	S-11/A	333-164916	10.17	April 9, 2010
10.17	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.	8-K	001-34789	10.3	July 1, 2010
10.18	Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.	S-11/A	333-164916	10.25	June 22, 2010
10.19	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.	S-11/A	333-164916	10.26	June 22, 2010
10.20	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.	S-11/A	333-164916	10.27	June 22, 2010
10.21	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.28	June 22, 2010
10.22	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.29	June 22, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.23	Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.	8-K	001-34789	10.5	July 1, 2010
10.24	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.	S-11	333-173487	10.48	April 14, 2011
10.25	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.	S-11	333-173487	10.49	April 14, 2011
10.26	First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011.	8-K	001-34789	4.1	May 4, 2011
10.27	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.	8-K	001-34789	10.1	May 4, 2011
10.28	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Barclays Capital Inc.	8-K	001-34789	1.1	November 16, 2012
10.29	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	8-K	001-34789	1.2	November 16, 2012
10.30	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Keybanc Capital Markets Inc.	8-K	001-34789	1.3	November 16, 2012
10.31	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Wells Fargo Securities, LLC.	8-K	001-34789	1.4	November 16, 2012
10.32	First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.	10-Q	001-34789	10.66	November 7, 2013
10.33	Supplemental Federal Income Tax Considerations.	8-K	001-34789	99.1	November 22, 2013
10.34	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Barclays Capital Inc.	8-K	001-34789	1.5	June 1, 2021
10.35	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and BofA Securities, Inc.	8-K	001-34789	1.6	June 1, 2021
10.36	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Keybanc Capital Markets Inc.	8-K	001-34789	1.7	June 1, 2021
10.37	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Wells Fargo Securities, LLC.	8-K	001-34789	1.8	June 1, 2021
10.38	Bridge Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.	8-K	001-34789	10.1	December 11, 2014
10.39	Backstop Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	8-K	001-34789	10.2	December 11, 2014
10.40	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P.	8-K	001-34789	10.1	January 12, 2015
10.41	Loan Agreement dated as of October 9, 2015 between Hudson Element LA, LLC, as Borrower and Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, collectively, as Lender.	10-Q	001-34789	10.93	November 6, 2015
10.42	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	8-K	001-34789	10.2	November 20, 2015
10.43	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.6	December 21, 2015
10.44	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	10-Q	001-34789	10.8	August 4, 2016
10.45	Indemnification Agreement, dated August 16, 2017, by and between Hudson Pacific Properties, Inc. and Andrea Wong.	10-Q	001-34789	10.2	November 6, 2017
10.46	Form of Time-Based LTIP Unit Agreement.*	8-K	001-34789	10.1	December 14, 2018
10.47	Indemnification Agreement, dated March 14, 2019, by and between Hudson Pacific Properties, Inc. and Christy Haubegger.*	10-Q	001-34789	10.2	May 7, 2019

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.48	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2020.*	10-K	001-34789	10.79	February 24, 2020
10.49	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2020.*	10-K	001-34789	10.80	February 24, 2020
10.50	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher J. Barton, dated January 1, 2020.*	10-K	001-34789	10.82	February 24, 2020
10.51	Employment Agreement between Hudson Pacific Properties, Inc. and Harout Diramerian, dated January 1, 2020.*	10-K	001-34789	10.84	February 24, 2020
10.52	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Harout Diramerian.	10-K	001-34789	10.85	February 24, 2020
10.53	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.88	February 24, 2020
10.54	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.89	February 24, 2020
10.55	Fourth Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	December 21, 2021
10.56	First Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of September 15, 2022, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	September 16, 2022
10.57	Second Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of December 22, 2023, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	December 27, 2023
10.58	Form of Performance-Based LTIP Unit Agreement.*	10-K	001-34789	10.93	February 22, 2021
10.59	Employment Agreement between Hudson Pacific Properties, Inc. and Steven Jaffe, dated January 1, 2020.*	10-K	001-34789	10.96	February 18, 2022
10.60	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Steven Jaffe.	10-K	001-34789	10.97	February 18, 2022
10.61	Employment Agreement between Hudson Pacific Properties, Inc. and Arthur Suazo, dated January 1, 2020.*	10-K	001-34789	10.98	February 18, 2022
10.62	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Arthur Suazo.	10-K	001-34789	10.99	February 18, 2022
10.63	Form of Performance-Based LTIP Unit Agreement.*	8-K	001-34789	10.1	March 10, 2022
10.64	Indemnification Agreement, dated March 17, 2022, by and between Hudson Pacific Properties, Inc. and Erinn Burnough.	10-K	001-34789	10.102	February 10, 2023
10.65	Hudson Pacific Properties - Non-Employee Director Compensation Program.	10-K	001-34789	10.103	February 10, 2023
10.66	Form of Performance-Based LTIP Unit Agreement.*	10-Q	001-34789	10.1	May 9, 2023
10.67	Indemnification Agreement, dated March 13, 2023, by and between Hudson Pacific Properties, Inc. and Barry Sholem.	10-Q	001-34789	10.1	August 4, 2023
10.68	Indemnification Agreement, dated November 8, 2023, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.+
10.69	Indemnification Agreement, dated January 1, 2024, by and between Hudson Pacific Properties, Inc. and Michael Nash.+
10.70	Form of Performance-Based LTIP Unit Agreement.*+
10.71	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan*+
21.1	Subsidiaries of Hudson Pacific Properties, Inc.+
23.1	Consent of Independent Registered Public Accounting Firm.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
97.1	Hudson Pacific Properties, Inc. Policy for Recovery of Erroneously Awarded Compensation+
99.1	Certificate of Correction.	8-K	001-34789	99.1	January 23, 2012
101
The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows and (vii) Notes to Consolidated Financial Statements.**

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

HUDSON PACIFIC PROPERTIES, INC.

February 16, 2024	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 16, 2024
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 16, 2024
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 16, 2024
Theodore R. Antenucci
/S/ EBS BURNOUGH	Director	February 16, 2024
Ebs Burnough
/S/ JONATHAN M. GLASER	Director	February 16, 2024
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 16, 2024
Robert L. Harris II
/s/ CHRISTY HAUBEGGER	Director	February 16, 2024
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 16, 2024
Mark D. Linehan
/S/ MICHAEL NASH	Director	February 16, 2024
Michael Nash
/S/ BARRY SHOLEM	Director	February 16, 2024
Barry Sholem
/S/ ANDREA L. WONG	Director	February 16, 2024
Andrea L. Wong

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

February 16, 2024	/s/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 16, 2024
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 16, 2024
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 16, 2024
Theodore R. Antenucci
/S/ EBS BURNOUGH	Director	February 16, 2024
Ebs Burnough
/S/ JONATHAN M. GLASER	Director	February 16, 2024
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 16, 2024
Robert L. Harris II
/s/ CHRISTY HAUBEGGER	Director	February 16, 2024
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 16, 2024
Mark D. Linehan
/S/ MICHAEL NASH	Director	February 16, 2024
Michael Nash
/S/ BARRY SHOLEM	Director	February 16, 2024
Barry Sholem
/S/ ANDREA L. WONG	Director	February 16, 2024
Andrea L. Wong

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer and Chairman of the Board of Directors

/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Pacific Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hudson Pacific Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Pacific Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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
The Company’s investment in real estate, net totaled $6.5 billion as of December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company assesses for impairment on a real estate asset by real estate asset basis whenever events or changes in circumstances indicate that the carrying value of a real estate asset may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than it’s carrying amount, at which time the real estate asset is written down to its estimated fair value. The Company recognized impairment charges of $60 million during the year ended December 31, 2023.

Auditing the Company’s impairment assessment for real estate assets is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators, either individually or in combination, in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the real estate asset. Additionally, auditing the Company’s test for recoverability and measurement of impairment involves subjective auditor judgment in evaluating the reasonableness of management’s selected assumptions used in estimating future cash flows and the fair value of the real estate asset.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate asset impairment assessment process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators, review of the estimated future cash flows, and estimation of the fair value of the real estate asset.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present for any given real estate asset by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched for negative trends in property performance due to occupancy or cash flow changes, concentrations of significant upcoming lease expirations, and lease renegotiations or significant allowances for doubtful accounts for tenants that occupy a significant portion of a real estate asset. Additionally, we involved our valuation specialists in evaluating the reasonableness of management’s selected assumptions in the Company’s test for recoverability and measurement of impairment, if applicable, by utilizing independently identified external market sources. We also searched for contrary or corroborating evidence within other sources of the Company’s data as it relates to the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
February 16, 2024

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Investment in real estate, at cost	$8,212,896	$8,716,572
Accumulated depreciation and amortization	(1,728,437)	(1,541,271)
Investment in real estate, net	6,484,459	7,175,301
Non-real estate property, plant and equipment, net	118,783	130,289
Cash and cash equivalents	100,391	255,761
Restricted cash	18,765	29,970
Accounts receivable, net	24,609	16,820
Straight-line rent receivables, net	220,787	279,910
Deferred leasing costs and intangible assets, net	326,950	393,842
Operating lease right-of-use assets	376,306	401,051
Prepaid expenses and other assets, net	94,145	98,837
Investment in unconsolidated real estate entities	252,711	180,572
Goodwill	264,144	263,549
Assets associated with real estate held for sale	—	93,238
TOTAL ASSETS	$8,282,050	$9,319,140

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,945,314	$4,585,862
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	203,736	264,098
Operating lease liabilities	389,210	399,801
Intangible liabilities, net	27,751	34,091
Security deposits, prepaid rent and other	88,734	83,797
Liabilities associated with real estate held for sale	—	665
Total liabilities	4,720,881	5,434,450

Commitments and contingencies (Note 19)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	57,182	125,044

Equity
Hudson Pacific Properties, Inc. stockholders’ equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at December 31, 2023 and 2022	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 141,034,806 and 141,054,478 shares outstanding at December 31, 2023 and 2022, respectively	1,403	1,409
Additional paid-in capital	2,651,798	2,889,967
Accumulated other comprehensive loss	(187)	(11,272)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,078,014	3,305,104
Non-controlling interest—members in consolidated real estate entities	335,439	377,756
Non-controlling interest—units in the operating partnership	80,719	66,971
Total equity	3,494,172	3,749,831
TOTAL LIABILITIES AND EQUITY	$8,282,050	$9,319,140

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2023	2022	2021
REVENUES
Office
Rental	$797,095	$834,408	$782,736
Service and other revenues	15,280	18,292	12,634
Total office revenues	812,375	852,700	795,370
Studio
Rental	59,276	59,672	49,985
Service and other revenues	80,646	113,852	51,480
Total studio revenues	139,922	173,524	101,465
Total revenues	952,297	1,026,224	896,835
OPERATING EXPENSES
Office operating expenses	312,018	308,668	280,334
Studio operating expenses	138,447	105,150	55,513
General and administrative	74,958	79,501	71,346
Depreciation and amortization	397,846	373,219	343,614
Total operating expenses	923,269	866,538	750,807
OTHER INCOME (EXPENSES)
(Loss) income from unconsolidated real estate entities	(3,902)	943	1,822
Fee income	6,181	7,972	3,221
Interest expense	(214,415)	(149,901)	(121,939)
Interest income	2,182	2,340	3,794
Management services reimbursement income—unconsolidated real estate entities	4,125	4,163	1,132
Management services expense—unconsolidated real estate entities	(4,125)	(4,163)	(1,132)
Transaction-related expenses	1,150	(14,356)	(8,911)
Unrealized (loss) gain on non-real estate investments	(3,120)	(1,440)	16,571
Gain (loss) on sale of real estate	103,202	(2,164)	—
Impairment loss	(60,158)	(28,548)	(2,762)
Gain (loss) on extinguishment of debt	10,000	—	(6,259)
Other (expense) income	(6)	8,951	(2,553)
Loss on sale of bonds	(34,046)	—	—
Total other expenses	(192,932)	(176,203)	(117,016)
(Loss) income before income tax provision	(163,904)	(16,517)	29,012
Income tax provision	(6,796)	—	—
Net (loss) income	(170,700)	(16,517)	29,012
Net income attributable to Series A preferred units	(612)	(612)	(612)
Net income attributable to Series C preferred shares	(20,188)	(20,431)	(2,281)
Net income attributable to participating securities	(850)	(1,194)	(1,090)
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	9,331	(23,418)	(21,806)
Net (income) loss attributable to redeemable non-controlling interest in consolidated real estate entities	(12,520)	4,964	2,902
Net loss (income) attributable to common units in the operating partnership	3,358	709	(61)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(192,181)	$(56,499)	$6,064

BASIC AND DILUTED PER SHARE AMOUNTS
Net (loss) income attributable to common stockholders—basic	$(1.36)	$(0.39)	$0.04
Net (loss) income attributable to common stockholders—diluted	$(1.36)	$(0.39)	$0.04
Weighted average shares of common stock outstanding—basic	140,953,088	143,732,433	151,618,282
Weighted average shares of common stock outstanding—diluted	140,953,088	143,732,433	151,943,360

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(170,700)	$(16,517)	$29,012
Currency translation adjustments	6,325	(12,375)	(1,064)
Net unrealized gains (losses) on derivative instruments:
Unrealized gains	9,214	621	171
Reclassification adjustment for realized (gains) losses	(4,634)	2,097	7,360
Total net gains on derivative instruments:	4,580	2,718	7,531
Total other comprehensive income (loss)	10,905	(9,657)	6,467
Comprehensive (loss) income	(159,795)	(26,174)	35,479
Comprehensive income attributable to Series A preferred units	(612)	(612)	(612)
Comprehensive income attributable to Series C preferred stock	(20,188)	(20,431)	(2,281)
Comprehensive income attributable to participating securities	(850)	(1,194)	(1,090)
Comprehensive loss (income) attributable to non-controlling interest in consolidated real estate entities	9,824	(23,442)	(21,806)
Comprehensive (income) loss attributable to redeemable non-controlling interest in consolidated real estate entities	(12,520)	4,964	2,902
Comprehensive loss (income) attributable to non-controlling interest in the operating partnership	3,045	879	(156)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(181,096)	$(66,010)	$12,436

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2020	$—	151,401,365	$1,514	$3,469,758	$—	$(8,133)	$37,832	$467,009	$3,967,980
Contributions	—	—	—	—	—	—	—	24,718	24,718
Distributions	—	—	—	—	—	—	—	(110,562)	(110,562)
Proceeds from sale of common stock, net of underwriters’ discount and transaction costs		1,526,163	15	44,805	—	—	—	—	44,820
Transaction costs	—	—	—	(243)	—	—	—	—	(243)
Issuance of unrestricted stock	—	222,781	2	(2)	—	—	—	—	—
Issuance of Series C cumulative redeemable preferred stock	425,000	—	—	(11,993)	—	—	—	—	413,007
Shares withheld to satisfy tax withholding obligations	—	(90,843)	(1)	(2,205)	—	—	—	—	(2,206)
Repurchase of common stock	—	(1,934,923)	(19)	(46,118)	—	—	—	—	(46,137)
Declared dividend	(2,281)	—	—	(145,158)	(7,154)	—	(2,248)	—	(156,841)
Amortization of stock-based compensation	—	—	—	8,228	—	—	16,459	—	24,687
Net income	2,281	—	—	—	7,154	—	61	21,806	31,302
Other comprehensive income	—	—	—	—	—	6,372	95	—	6,467
Balance, December 31, 2021	425,000	151,124,543	1,511	3,317,072	—	(1,761)	52,199	402,971	4,196,992
Contributions	—	—	—	—	—	—	—	23,689	23,689
Distributions	—	—	—	—	—	—	—	(72,346)	(72,346)
Transaction costs	—	—	—	(573)	—	—	—	—	(573)
Issuance of unrestricted stock	—	234,741	2	(2)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(70,722)	(1)	(694)	—	—	—	—	(695)
Repurchase of common stock	—	(2,105,359)	(21)	(37,185)	—	—	—	—	(37,206)
Accelerated repurchase of common stock	—	(8,128,725)	(82)	(199,918)	—	—	—	—	(200,000)
Declared dividend	(20,431)	—	—	(198,016)	55,305	—	(2,716)	—	(165,858)
Amortization of stock-based compensation	—	—	—	9,283	—	—	18,367	—	27,650
Net income (loss)	20,431	—	—	—	(55,305)	—	(709)	23,418	(12,165)
Other comprehensive (loss) income	—	—	—	—	—	(9,511)	(170)	24	(9,657)
Balance, December 31, 2022	425,000	141,054,478	1,409	2,889,967	—	(11,272)	66,971	377,756	3,749,831
Contributions	—	—	—	—	—	—	—	26,480	26,480
Distributions	—	—	—	—	—	—	—	(58,973)	(58,973)
Issuance of unrestricted stock	—	232,358	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(64,630)	(1)	(605)	—	—	—	—	(606)
Repurchase of common stock	—	(187,400)	(6)	(1,363)	—	—	—	—	(1,369)
Declared dividend	(20,188)		—	(244,552)	191,331	—	(1,739)	—	(75,148)
Amortization of stock-based compensation	—	—	—	8,352	—	—	18,532	—	26,884
Net income (loss)	20,188	—	—	—	(191,331)	—	(3,358)	(9,331)	(183,832)
Other comprehensive income (loss)	—	—	—	—	—	11,085	313	(493)	10,905
Balance, December 31, 2023	$425,000	141,034,806	$1,403	$2,651,798	$—	$(187)	$80,719	$335,439	$3,494,172
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(170,700)	$(16,517)	$29,012
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	397,846	373,219	343,614
Non-cash interest expense	21,867	5,154	10,463
Amortization of stock-based compensation	23,863	24,296	21,163
Income (loss) from unconsolidated real estate entities	3,902	(943)	(1,822)
Unrealized loss (gain) on non-real estate investments	3,120	1,440	(16,571)
Straight-line rents	(701)	(38,508)	(21,895)
Straight-line rent expense	5,118	3,198	1,421
Amortization of above- and below-market leases, net	(6,235)	(8,032)	(11,415)
Amortization of above- and below-market ground lease, net	2,752	2,731	2,367
Amortization of lease incentive costs	1,115	1,545	1,885
Distribution of income from unconsolidated real estate entities	—	1,243	1,916
Impairment loss	60,158	28,548	2,762
Earnout liability fair value adjustment	(4,300)	1,757	—
(Gain) loss on sale of real estate	(103,202)	2,164	—
Loss on sale of bonds	34,046	—	—
Gain from insurance proceeds	—	(1,167)	—
Deferred tax provision	6,609	—	—
(Gain) loss on extinguishment of debt	(10,000)	—	6,259
Change in operating assets and liabilities:
Accounts receivable	(5,678)	16,150	3,523
Deferred leasing costs and lease intangibles	(16,145)	(33,940)	(19,831)
Prepaid expenses and other assets	(10,321)	(2,240)	(32,669)
Accounts payable, accrued liabilities and other	(3,115)	11,718	(38)
Security deposits, prepaid rent and other	2,257	(2,315)	(5,281)
Net cash provided by operating activities	232,256	369,501	314,863
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	843,021	137,709	—
Additions to investment property	(298,823)	(276,798)	(338,629)
Property acquisitions	—	(96,459)	(118,907)
Acquisitions of businesses	—	(199,098)	(209,854)
Maturities of U.S. Government securities	—	129,300	5,778
Contributions to non-real estate investments	(4,916)	(17,109)	(12,397)
Distributions from non-real estate investments	—	1,492	53
Proceeds from sale of non-real estate investment	503	—	—
Distributions from unconsolidated real estate entities	2,528	1,875	1,654
Contributions to unconsolidated real estate entities	(68,732)	(40,081)	(75,585)
Additions to non-real estate property, plant and equipment	(5,740)	(20,209)	(6,321)
Insurance proceeds for damaged property, plant and equipment	—	1,284	—
Net cash provided by (used in) investing activities	467,841	(378,094)	(754,208)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	382,356	1,197,556	1,450,500
Payments of unsecured and secured debt	(1,203,632)	(515,000)	(1,117,903)
Payments of in-substance defeased debt	—	(128,212)	(3,494)
Proceeds from sale of common stock	—	—	44,974
Proceeds from issuance of Series C cumulative redeemable preferred stock	—	—	413,007
Transaction costs	—	(573)	(397)
Repurchases of common stock	(1,369)	(37,206)	(46,137)
Accelerated share repurchase	—	(200,000)	—
Dividends paid to common stock and unitholders	(54,960)	(145,427)	(154,560)
Dividends paid to preferred stock and unitholders	(20,800)	(23,324)	(612)
Contributions from redeemable non-controlling members in consolidated real estate entities	2,025	575	4,493
Distributions to redeemable non-controlling members in consolidated real estate entities	(82,407)	(16)	(16)
Contributions from non-controlling members in consolidated real estate entities	26,480	23,689	24,718
Distributions to non-controlling members in consolidated real estate entities	(58,973)	(72,346)	(110,562)
Proceeds from sale of bonds	145,535	—	—
Payments to satisfy tax withholding obligations	(88)	(695)	(2,206)
Payment of loan costs	(839)	(1,573)	(15,124)
Net cash (used in) provided by financing activities	(866,672)	97,448	486,681
Net (decrease) increase in cash and cash equivalents and restricted cash	(166,575)	88,855	47,336
Cash and cash equivalents and restricted cash—beginning of period	285,731	196,876	149,540
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$119,156	$285,731	$196,876

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners of Hudson Pacific Properties, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. (the “Operating Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, capital and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
The Company’s investment in real estate, net totaled $6.5 billion as of December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company assesses for impairment on a real estate asset by real estate asset basis whenever events or changes in circumstances indicate that the carrying value of a real estate asset may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than it’s carrying amount, at which time the real estate asset is written down to its estimated fair value. The Company recognized impairment charges of $60 million during the year ended December 31, 2023.

Auditing the Company’s impairment assessment for real estate assets is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators, either individually or in combination, in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the real estate asset. Additionally, auditing the Company’s test for recoverability and measurement of impairment involves subjective auditor judgment in evaluating the reasonableness of management’s selected assumptions used in estimating future cash flows and the fair value of the real estate asset.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate asset impairment assessment process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators, review of the estimated future cash flows, and estimation of the fair value of the real estate asset.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present for any given real estate asset by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched for negative trends in property performance due to occupancy or cash flow changes, concentrations of significant upcoming lease expirations, and lease renegotiations or significant allowances for doubtful accounts for tenants that occupy a significant portion of a real estate asset. Additionally, we involved our valuation specialists in evaluating the reasonableness of management’s selected assumptions in the Company’s test for recoverability and measurement of impairment, if applicable, by utilizing independently identified external market sources. We also searched for contrary or corroborating evidence within other sources of the Company’s data as it relates to the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2015.

Los Angeles, California
February 16, 2024

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Investment in real estate, at cost	$8,212,896	$8,716,572
Accumulated depreciation and amortization	(1,728,437)	(1,541,271)
Investment in real estate, net	6,484,459	7,175,301
Non-real estate property, plant and equipment, net	118,783	130,289
Cash and cash equivalents	100,391	255,761
Restricted cash	18,765	29,970
Accounts receivable, net	24,609	16,820
Straight-line rent receivables, net	220,787	279,910
Deferred leasing costs and intangible assets, net	326,950	393,842
Operating lease right-of-use assets	376,306	401,051
Prepaid expenses and other assets, net	94,145	98,837
Investment in unconsolidated real estate entities	252,711	180,572
Goodwill	264,144	263,549
Assets associated with real estate held for sale	—	93,238
TOTAL ASSETS	$8,282,050	$9,319,140

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,945,314	$4,585,862
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	203,736	264,098
Operating lease liabilities	389,210	399,801
Intangible liabilities, net	27,751	34,091
Security deposits, prepaid rent and other	88,734	83,797
Liabilities associated with real estate held for sale	—	665
Total liabilities	4,720,881	5,434,450

Commitments and contingencies (Note 19)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	57,182	125,044

Capital
Hudson Pacific Properties, L.P. partners’ capital:
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at December 31, 2023 and 2022	425,000	425,000
Common units, 143,845,239 and 143,246,320 outstanding at December 31, 2023 and 2022, respectively	2,733,795	2,958,535
Accumulated other comprehensive loss	(62)	(11,460)
Total Hudson Pacific Properties, L.P. partners’ capital	3,158,733	3,372,075
Non-controlling interest—members in consolidated real estate entities	335,439	377,756
Total capital	3,494,172	3,749,831
TOTAL LIABILITIES AND CAPITAL	$8,282,050	$9,319,140

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2023	2022	2021
REVENUES
Office
Rental	$797,095	$834,408	$782,736
Service and other revenues	15,280	18,292	12,634
Total office revenues	812,375	852,700	795,370
Studio
Rental	59,276	59,672	49,985
Service and other revenues	80,646	113,852	51,480
Total studio revenues	139,922	173,524	101,465
Total revenues	952,297	1,026,224	896,835
OPERATING EXPENSES
Office operating expenses	312,018	308,668	280,334
Studio operating expenses	138,447	105,150	55,513
General and administrative	74,958	79,501	71,346
Depreciation and amortization	397,846	373,219	343,614
Total operating expenses	923,269	866,538	750,807
OTHER INCOME (EXPENSES)
(Loss) income from unconsolidated real estate entities	(3,902)	943	1,822
Fee income	6,181	7,972	3,221
Interest expense	(214,415)	(149,901)	(121,939)
Interest income	2,182	2,340	3,794
Management services reimbursement income—unconsolidated real estate entities	4,125	4,163	1,132
Management services expense—unconsolidated real estate entities	(4,125)	(4,163)	(1,132)
Transaction-related expenses	1,150	(14,356)	(8,911)
Unrealized (loss) gain on non-real estate investments	(3,120)	(1,440)	16,571
Gain (loss) on sale of real estate	103,202	(2,164)	—
Impairment loss	(60,158)	(28,548)	(2,762)
Gain (loss) on extinguishment of debt	10,000	—	(6,259)
Other (expense) income	(6)	8,951	(2,553)
Loss on sale of bonds	(34,046)	—	—
Total other expenses	(192,932)	(176,203)	(117,016)
(Loss) income before income tax provision	(163,904)	(16,517)	29,012
Income tax provision	(6,796)	—	—
Net (loss) income	(170,700)	(16,517)	29,012
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	9,331	(23,418)	(21,806)
Net (income) loss attributable to redeemable non-controlling interest in consolidated real estate entities	(12,520)	4,964	2,902
Net (loss) income attributable to Hudson Pacific Properties, L.P.	(173,889)	(34,971)	10,108
Net income attributable to Series A preferred units	(612)	(612)	(612)
Net income attributable to Series C preferred units	(20,188)	(20,431)	(2,281)
Net income attributable to participating securities	(850)	(1,194)	(1,090)
NET (LOSS) INCOME AVAILABLE TO COMMON UNITHOLDERS	$(195,539)	$(57,208)	$6,125

BASIC AND DILUTED PER UNIT AMOUNTS
Net (loss) income attributable to common unitholders—basic	$(1.36)	$(0.39)	$0.04
Net (loss) income attributable to common unitholders—diluted	$(1.36)	$(0.39)	$0.04
Weighted average shares of common units outstanding—basic	143,421,154	145,580,928	153,007,287
Weighted average shares of common units outstanding—diluted	143,421,154	145,580,928	153,332,365

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(170,700)	$(16,517)	$29,012
Currency translation adjustments	6,325	(12,375)	(1,064)
Net gains (losses) on derivative instruments:
Unrealized gains	9,214	621	171
Reclassification adjustment for realized (gains) losses	(4,634)	2,097	7,360
Total net gains on derivative instruments:	4,580	2,718	7,531
Total other comprehensive income (loss)	10,905	(9,657)	6,467
Comprehensive (loss) income	(159,795)	(26,174)	35,479
Comprehensive income attributable to Series A preferred units	(612)	(612)	(612)
Comprehensive income attributable to Series C preferred units	(20,188)	(20,431)	(2,281)
Comprehensive income attributable to participating securities	(850)	(1,194)	(1,090)
Comprehensive loss (income) attributable to non-controlling interest in consolidated real estate entities	9,824	(23,442)	(21,806)
Comprehensive (income) loss attributable to redeemable non-controlling interest in consolidated real estate entities	(12,520)	4,964	2,902
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(184,141)	$(66,889)	$12,592

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except share data)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital	Non-controlling Interest— Members in Consolidated Real Estate Entities	Total Capital
Balance, December 31, 2020	$—	152,722,448	$3,509,217	$(8,246)	$3,500,971	$467,009	$3,967,980
Contributions	—	—	—	—	—	24,718	24,718
Distributions	—	—	—	—	—	(110,562)	(110,562)
Proceeds from sale of common units, net of underwriters’ discount and transaction costs	—	1,526,163	44,820	—	44,820	—	44,820
Transaction costs	—	—	(243)	—	(243)	—	(243)
Issuance of unrestricted units	—	744,596	—	—	—	—	—
Issuance of Series C cumulative redeemable preferred units	425,000	—	(11,993)	—	413,007	—	413,007
Units withheld to satisfy tax withholding obligations	—	(90,843)	(2,206)	—	(2,206)	—	(2,206)
Repurchase of common units	—	(1,934,923)	(46,137)	—	(46,137)	—	(46,137)
Declared distributions	(2,281)	—	(154,560)	—	(156,841)	—	(156,841)
Amortization of unit-based compensation	—	—	24,687	—	24,687	—	24,687
Net income	2,281	—	7,215	—	9,496	21,806	31,302
Other comprehensive income	—	—	—	6,467	6,467	—	6,467
Balance, December 31, 2021	425,000	152,967,441	3,370,800	(1,779)	3,794,021	402,971	4,196,992
Contributions	—	—	—	—	—	23,689	23,689
Distributions	—	—	—	—	—	(72,346)	(72,346)
Transaction costs	—	—	(573)	—	(573)	—	(573)
Issuance of unrestricted units	—	583,685	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(70,722)	(695)	—	(695)	—	(695)
Repurchase of common units	—	(10,234,084)	(237,206)	—	(237,206)	—	(237,206)
Declared distributions	(20,431)	—	(145,427)	—	(165,858)	—	(165,858)
Amortization of unit-based compensation	—	—	27,650	—	27,650	—	27,650
Net income (loss)	20,431	—	(56,014)	—	(35,583)	23,418	(12,165)
Other comprehensive (loss) income	—	—	—	(9,681)	(9,681)	24	(9,657)
Balance, December 31, 2022	425,000	143,246,320	2,958,535	(11,460)	3,372,075	377,756	3,749,831
Contributions	—	—	—	—	—	26,480	26,480
Distributions	—	—	—	—	—	(58,973)	(58,973)
Issuance of unrestricted units	—	850,949	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(64,630)	(606)	—	(606)	—	(606)
Repurchase of common units	—	(187,400)	(1,369)	—	(1,369)	—	(1,369)
Declared distributions	(20,188)	—	(54,960)	—	(75,148)	—	(75,148)
Amortization of unit-based compensation	—	—	26,884	—	26,884	—	26,884
Net income (loss)	20,188	—	(194,689)	—	(174,501)	(9,331)	(183,832)
Other comprehensive income (loss)	—	—	—	11,398	11,398	(493)	10,905
Balance, December 31, 2023	$425,000	143,845,239	$2,733,795	$(62)	$3,158,733	$335,439	$3,494,172

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(170,700)	$(16,517)	$29,012
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	397,846	373,219	343,614
Non-cash interest expense	21,867	5,154	10,463
Amortization of unit-based compensation	23,863	24,296	21,163
Income (loss) from unconsolidated real estate entities	3,902	(943)	(1,822)
Unrealized loss (gain) on non-real estate investments	3,120	1,440	(16,571)
Straight-line rents	(701)	(38,508)	(21,895)
Straight-line rent expense	5,118	3,198	1,421
Amortization of above- and below-market leases, net	(6,235)	(8,032)	(11,415)
Amortization of above- and below-market ground lease, net	2,752	2,731	2,367
Amortization of lease incentive costs	1,115	1,545	1,885
Distribution of income from unconsolidated real estate entities	—	1,243	1,916
Impairment loss	60,158	28,548	2,762
Earnout liability fair value adjustment	(4,300)	1,757	—
(Gain) loss on sale of real estate	(103,202)	2,164	—
Loss on sale of bonds	34,046	—	—
Gain from insurance proceeds	—	(1,167)	—
Deferred tax provision	6,609	—	—
(Gain) loss on extinguishment of debt	(10,000)	—	6,259
Change in operating assets and liabilities:
Accounts receivable	(5,678)	16,150	3,523
Deferred leasing costs and lease intangibles	(16,145)	(33,940)	(19,831)
Prepaid expenses and other assets	(10,321)	(2,240)	(32,669)
Accounts payable, accrued liabilities and other	(3,115)	11,718	(38)
Security deposits, prepaid rent and other	2,257	(2,315)	(5,281)
Net cash provided by operating activities	232,256	369,501	314,863
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	843,021	137,709	—
Additions to investment property	(298,823)	(276,798)	(338,629)
Property acquisitions	—	(96,459)	(118,907)
Acquisitions of businesses	—	(199,098)	(209,854)
Maturities of U.S. Government securities	—	129,300	5,778
Contributions to non-real estate investments	(4,916)	(17,109)	(12,397)
Distributions from non-real estate investments	—	1,492	53
Proceeds from sale of non-real estate investment	503	—	—
Distributions from unconsolidated real estate entities	2,528	1,875	1,654
Contributions to unconsolidated real estate entities	(68,732)	(40,081)	(75,585)
Additions to non-real estate property, plant and equipment	(5,740)	(20,209)	(6,321)
Insurance proceeds for damaged property, plant and equipment	—	1,284	—
Net cash provided by (used in) investing activities	467,841	(378,094)	(754,208)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	382,356	1,197,556	1,450,500
Payments of unsecured and secured debt	(1,203,632)	(515,000)	(1,117,903)
Payments of in-substance defeased debt	—	(128,212)	(3,494)
Proceeds from joint venture partner debt	—	—	—
Proceeds from sale of common stock	—	—	44,974
Proceeds from issuance of Series C cumulative redeemable preferred units	—	—	413,007
Transaction costs	—	(573)	(397)
Repurchase of common units	(1,369)	(237,206)	(46,137)
Distributions paid to common unitholders	(54,960)	(145,427)	(154,560)
Distributions paid to preferred unitholders	(20,800)	(23,324)	(612)
Contributions from redeemable non-controlling members in consolidated real estate entities	2,025	575	4,493
Distributions to redeemable non-controlling members in consolidated real estate entities	(82,407)	(16)	(16)
Contributions from non-controlling members in consolidated real estate entities	26,480	23,689	24,718
Distributions to non-controlling members in consolidated real estate entities	(58,973)	(72,346)	(110,562)
Proceeds from sale of bonds	145,535	—	—
Payments to satisfy tax withholding obligations	(88)	(695)	(2,206)
Payment of loan costs	(839)	(1,573)	(15,124)
Net cash (used in) provided by financing activities	(866,672)	97,448	486,681
Net (decrease) increase in cash and cash equivalents and restricted cash	(166,575)	88,855	47,336
Cash and cash equivalents and restricted cash—beginning of period	285,731	196,876	149,540
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$119,156	$285,731	$196,876

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

The following table summarizes the Company’s portfolio as of December 31, 2023:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	45	13,131,277
Studio	3	1,256,522
Future development	5	1,616,242
Total consolidated portfolio	53	16,004,041
Unconsolidated portfolio(1)
Office(2)	1	1,521,084
Studio(3)	2	473,000
Future development(4)	2	1,617,347
Total unconsolidated portfolio	5	3,611,431
TOTAL	58	19,615,472
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
2.Includes Bentall Centre.
3.Includes Sunset Glenoaks Studios and Sunset Pier 94 Studios.
4.Includes land for the Burrard Exchange and Sunset Waltham Cross Studios.

Concentrations

As of December 31, 2023, the Company’s office properties were located in Los Angeles, the San Francisco Bay Area, Seattle, and Vancouver, British Columbia. The Company’s owned studio properties were primarily located in Los Angeles and New York. 68.9% of the square feet in the Company’s consolidated and unconsolidated portfolio is located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the technology and media and entertainment industries. As of December 31, 2023, approximately 21.4% and 17.1% of consolidated and unconsolidated rentable square feet, excluding our under construction and future development pipeline, were related to the tenants in the technology and media and entertainment industries, respectively.

As of December 31, 2023, the Company’s 15 largest tenants represented approximately 22.6% of consolidated and unconsolidated rentable square feet. No single tenant accounted for more than 10%.

For the year ended December 31, 2023, Google, Inc. represented 14.3% of the Company’s revenue for the office segment and Netflix, Inc. represented 20.0% of the Company’s revenue for the studio segment.

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

The Company has reclassified a gain on derivatives of $8.7 million from gain on derivatives to non-cash interest expense on the Consolidated Statement of Cash Flows for the year ended December 31, 2022 to conform to the presentation for the year ended December 31, 2023.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of December 31, 2023, the Company has determined that its operating partnership and 20 joint ventures met the definition of a VIE. 13 of these joint ventures are consolidated and seven are unconsolidated.

Consolidated Joint Ventures

As of December 31, 2023, the operating partnership has determined that 13 of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1455 Market, L.P.	1455 Market	55.0%
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	None(1)	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%
Sunset Bronson Entertainment Properties, LLC	Sunset Bronson Studios, ICON, CUE	51.0%
Sunset Gower Entertainment Properties, LLC	Sunset Gower Studios	51.0%
Sunset 1440 North Gower Street, LLC	Sunset Gower Studios	51.0%
Sunset Las Palmas Entertainment Properties, LLC	Sunset Las Palmas Studios, Harlow	51.0%
Sunset Services Holdings, LLC	None(2)	51.0%
Sunset Studios Holdings, LLC	EPIC	51.0%
Hudson Media and Entertainment Management, LLC	None(3)	51.0%
Hudson 6040 Sunset, LLC	6040 Sunset	51.0%
Hudson 1918 Eighth, L.P.	1918 Eighth	55.0%
__________________
1.HPP-MAC WSP, LLC owned 100% of the One Westside and Westside Two properties prior to their sale in December 2023.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
2.Sunset Services Holdings, LLC wholly owns Services Holdings, LLC, which owns 100% interests in Sunset Bronson Services, LLC, Sunset Gower Services, LLC and Sunset Las Palmas Services, LLC, which provide services to Sunset Bronson Entertainment Properties, LLC, Sunset Gower Entertainment Properties, LLC and Sunset Las Palmas Entertainment Properties, LLC, respectively.
3.Hudson Media and Entertainment Management, LLC manages the following properties: Sunset Gower Studios, Sunset Bronson Studios, Sunset Las Palmas Studios, 6040 Sunset, ICON, CUE, EPIC and Harlow (collectively “Hollywood Media Portfolio”).

As of December 31, 2023 and 2022, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of December 31, 2023, the Company has determined it is not the primary beneficiary of seven of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring and assessing the carrying values of its real estate properties, the fair value measurement of contingent consideration, assets acquired and liabilities assumed in business combination transactions, determining the incremental borrowing rate used in the present value calculations of its new or modified operating lessee agreements, its accrued liabilities, and the valuation of performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

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

The Company recognized the following capitalized costs associated with development and redevelopment activities:

	Year Ended December 31,
	2023	2022	2021
Capitalized personnel costs	$16,496	$18,098	$16,728
Capitalized interest	$32,253	$18,031	$21,689

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

According to ASC 205, Presentation of Financial Statements, the Company does not present the operating results in net loss from discontinued operations for disposals if they do not represent a strategic shift in the Company’s business. There were no discontinued operations for the years ended December 31, 2023, 2022 and 2021.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable over the life of the asset or its intended holding period. We evaluate our real estate assets for impairment on a property-by-property basis. Indicators we consider to determine whether an impairment evaluation is necessary include, but are not limited to, deterioration in operating cash flows, low occupancy levels, significant near-term lease expirations, default or bankruptcy by a significant tenant and expectations that, more likely than not, a property will be sold or otherwise disposed of before the end of its previously estimated useful life or hold period.

If impairment indicators are present for a specific real estate asset, we perform a recoverability test by comparing the carrying value of the asset group to the asset group’s estimated undiscounted future cash flows over the anticipated hold period. If the carrying value exceeds the estimated undiscounted future cash flows, we then compare the carrying value to the asset group’s estimated fair value and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The future cash flows utilized in the evaluation of recoverability and the measurement of fair value are highly subjective and are based on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates, which are considered Level 2 and Level 3 inputs within the fair value hierarchy. Given the level of sensitivity in the inputs, a change in the value of any one input, in isolation or in combination, could significantly affect the overall estimation of the undiscounted future cash flows and fair value of an asset group.

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

As of December 31, 2023, December 31, 2022, and December 31, 2021, the carrying value of goodwill was $264.1 million, $263.5 million and $109.4 million, respectively. During the year ended December 31, 2022, the carrying value of goodwill increased by $154.1 million primarily due to the acquisition of Quixote. No impairment resulted during the years ended December 31, 2023, 2022 and 2021.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	December 31,
	2023	2022	2021
BEGINNING OF THE PERIOD
Cash and cash equivalents	$255,761	$96,555	$113,686
Restricted cash	29,970	100,321	35,854
TOTAL	$285,731	$196,876	$149,540

END OF THE PERIOD
Cash and cash equivalents	$100,391	$255,761	$96,555
Restricted cash	18,765	29,970	100,321
TOTAL	$119,156	$285,731	$196,876

Receivables

The Company accounts for receivables related to rental revenues according to Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). The guidance requires the Company to assess, at lease commencement and subsequently, collectability of future lease payments from its tenants. If the Company determines collectability is not probable, it recognizes an adjustment to lower income from rentals. For amounts deemed probable of collection, the Company may also record an allowance under other authoritative GAAP based on the evaluation of individual receivables, including specific credit enhancements and other relevant factors.

Accounts Receivable, net

As of December 31, 2023, accounts receivable was $25.0 million and there was a $0.4 million allowance for doubtful accounts. As of December 31, 2022, accounts receivable was $16.9 million and there was $0.1 million allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Straight-line Rent Receivables, net

As of December 31, 2023, straight-line rent receivables was $220.8 million and there was a no allowance for doubtful accounts. As of December 31, 2022, straight-line rent receivables was $279.9 million and there was no allowance for doubtful accounts.

Prepaid Expenses and Other Assets, net

The following table represents the Company’s prepaid expenses and other assets, net as of:

	December 31, 2023	December 31, 2022
Non-real estate investments	$48,581	$47,329
Deferred tax assets	2,412	5,317
Interest rate derivative assets	6,441	9,292
Prepaid insurance	10,611	6,530
Deferred financing costs, net	4,316	5,824
Prepaid property tax	2,075	2,041
Stock purchase warrant	—	95
Other	19,709	22,409
PREPAID EXPENSES AND OTHER ASSETS, NET	$94,145	$98,837

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized (loss) gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized a net unrealized loss of $3.0 million, a net unrealized gain of $0.2 million and a net unrealized gain of $14.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, due to the observable changes in fair value. Over the life of the investments, the Company has recognized a net unrealized gain of $10.8 million due to the observable changes in fair value.

Stock Purchase Warrants

The Company holds investments in stock purchase warrants that give the Company rights to purchase a fixed number of shares of common stock of a non-real estate investee. The warrants meet the definition of a derivative and are measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative assets are included in unrealized (loss) gain on non-real estate investments on the Consolidated Statements of Operations. The Company recognized an unrealized loss of $0.1 million, an unrealized loss of $1.6 million and an unrealized gain of $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, due to the observable changes in fair value.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and lease liabilities was 5.6% as of December 31, 2023. ROU assets include any lease payments made and exclude lease incentives. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. ROU assets acquired in connection with business combination transactions are also adjusted for “above- and below-” market lease terms. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 22 years as of December 31, 2023.

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

Revenue Stream	Components	Financial Statement Location
Rental revenues	Office, stage and storage rentals	Office and Studio segments: rental
Tenant recoveries and other tenant-related revenues	Reimbursement of real estate taxes, insurance, repairs and maintenance, other operating expenses and must-take parking revenues	Office segment: rental Studio segment: rental and service and other revenues
Ancillary revenues	Revenues derived from tenants’ use of power, HVAC and telecommunications (i.e., telephone and internet) and lighting, equipment and vehicle rentals	Studio segment: service and other revenues
Other revenues	Parking revenue that is not associated with lease agreements and other	Office and Studio segments: service and other revenues
Sale of real estate	Gains on sales derived from cash consideration less cost basis	Gain (loss) on sale of real estate
Management fee income	Income derived from management services provided to unconsolidated joint venture entities	Fee income
Management services reimbursement income	Reimbursement of costs incurred by the Company in the management of unconsolidated joint venture entities	Management services reimbursement income—unconsolidated real estate entities

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

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606:

	Year Ended December 31,
	2023	2022	2021
Ancillary revenues	$76,099	$107,075	$46,984
Other revenues	$17,650	$23,118	$15,168
Studio-related tenant recoveries	$2,177	$1,951	$1,962
Management fee income	$6,181	$7,972	$3,221
Management services reimbursement income	$4,125	$4,163	$1,132

The following table summarizes the Company’s receivables that are accounted for under ASC 606:

	December 31, 2023	December 31, 2022
Ancillary revenues	$5,478	$15,503
Other revenues	$954	$1,193

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

Income Taxes

In general, the Company’s property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7, Ferry Building and 1918 Eighth properties, REITs) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities. In the case of the Bentall Centre property and the Sunset Waltham Cross Studios development, the Company owns its interest in the properties through non-U.S. entities treated as TRSs for federal income tax purposes. Accordingly, a provision for foreign income taxes has been recorded in the accompanying consolidated financial statements based on the local tax laws and regulations of the respective tax jurisdictions.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2023, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2019. The Company has assessed its tax positions for all open years, which as of December 31, 2023 included 2020 to 2022 for Federal purposes and 2019 to 2022 for state purposes, and concluded that there are no material uncertainties to be recognized.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for the Company's annual periods beginning June 1, 2024, and interim periods beginning June 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning June 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

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

4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	December 31, 2023	December 31, 2022
Land	$1,220,339	$1,397,714
Building and improvements	5,969,364	6,273,655
Tenant and leasehold improvements	818,653	868,193
Furniture and fixtures	8,609	9,639
Property under development	195,931	167,371
INVESTMENT IN REAL ESTATE, AT COST	$8,212,896	$8,716,572

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the year ended December 31, 2023.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table represents the Company’s final purchase price accounting for the asset acquisitions completed in 2022:

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

Impairment of Long-Lived Assets

During the year ended December 31, 2023, the Company recorded an impairment charge of $48.5 million related to the tangible assets of its Foothill Research Center property due to a reduction in the estimated fair value of the property. The estimated fair value of $32.7 million was based on a discounted cash flow analysis, which is classified within Level 3 of the fair value hierarchy.

During the year ended December 31, 2022, the Company recorded impairment charges of $13.0 million, $1.5 million and $3.1 million related to the tangible assets of its Del Amo, Northview Center and 6922 Hollywood office properties, respectively, due to reductions in the estimated fair values of the properties. The properties were subsequently sold in 2022. The estimated fair values of $2.8 million, $46.0 million and $96.0 million for Del Amo, Northview Center and 6922 Hollywood, respectively, were based on the sales prices of the properties. These fair value measurements are classified within Level 2 of the fair value hierarchy.

During the year ended December 31, 2021, the Company recorded $2.8 million of impairment charges related to the tangible assets of its Del Amo office property due to a reduction in the estimated fair value of the property. The estimated fair value of $17.4 million as of December 31, 2021 was based on then-estimated sales price of the property. This fair value measurement is classified within Level 2 of the fair value hierarchy.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Dispositions of Real Estate

The following table summarizes information on dispositions completed during the years ended December 31, 2023 and 2022.

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)	Gain (Loss) on Sale(2) (in millions)
2023 Dispositions
Skyway Landing	Office	2/6/2023	246,997	$102.0	$7.0
604 Arizona	Office	8/24/2023	44,260	32.5	10.3
3401 Exposition	Office	8/25/2023	63,376	40.0	5.8
Cloud10	Office	11/21/2023	350,000	43.5	19.9
One Westside & Westside Two	Office	12/27/2023	686,725	700.0	60.2
Total				$918.0	$103.2

2022 Dispositions
Del Amo	Office	8/5/2022	113,000	$2.8	$—
Northview	Office	8/30/2022	179,985	46.0	(0.2)
6922 Hollywood	Office	10/20/2022	205,189	96.0	(2.0)
Total				$144.8	$(2.2)
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.
2.Included within gain (loss) on sale of real estate on the Consolidated Statement of Operations.

Held for Sale

As of December 31, 2023, the Company had no properties that met the criteria to be classified as held for sale. The Company had one property, Skyway Landing, classified as held for sale as of December 31, 2022. The property was identified as non-strategic to the Company’s portfolio and was subsequently sold on February 6, 2023.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	December 31, 2023	December 31, 2022
Trailers	$70,462	$68,973
Production equipment	37,100	36,019
Trucks and other vehicles	20,044	20,306
Leasehold improvements	15,888	16,993
Furniture, fixtures and equipment	6,112	5,849
Other equipment	6,959	5,693
Non-real estate property, plant and equipment, at cost	156,565	153,833
Accumulated depreciation	(37,782)	(23,544)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$118,783	$130,289

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. See Note 2 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the years ended December 31, 2023, 2022 and 2021.

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
3.The Company has provided various guarantees for this joint venture’s construction loan, including a completion guarantee, equity guarantee and recourse carve-out guarantee. The likelihood of loss relating to the completion guarantee is remote as of December 31, 2023.
4.The Company has guaranteed the joint venture’s outstanding indebtedness in the amount of $96.4 million at Bentall Centre and $26 thousand at Sunset Pier 94 Studios, respectively. The likelihood of loss relating to the guarantees is remote as of December 31, 2023.
5.As of August 28, 2023, the Company owns 51% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns the Sunset Pier 94 Studios development. The Company’s resulting economic interest in the development is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a completion guarantee, recourse guarantee and guaranty of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of December 31, 2023.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.1 million as of December 31, 2023 and 2022, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	December 31, 2023	December 31, 2022
ASSETS
Investment in real estate, net	$1,295,449	$1,093,448
Other assets	40,790	62,870
TOTAL ASSETS	1,336,239	1,156,318

LIABILITIES
Secured debt, net	564,949	527,985
Other liabilities	46,947	49,027
TOTAL LIABILITIES	611,896	577,012

Company’s capital(1)	225,898	170,656
Partner's capital	498,445	408,650
TOTAL CAPITAL	724,343	579,306

TOTAL LIABILITIES AND CAPITAL	$1,336,239	$1,156,318
_____________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the income from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Year Ended December 31,
	2023	2022	2021
TOTAL REVENUES	$70,200	$83,441	$80,901

TOTAL EXPENSES	(88,876)	(78,083)	(70,934)

NET (LOSS) INCOME	$(18,676)	$5,358	$9,967

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	December 31, 2023	December 31, 2022
Deferred leasing costs and in-place lease intangibles	$290,969	$328,617
Accumulated amortization	(150,457)	(141,353)
Deferred leasing costs and in-place lease intangibles, net	140,512	187,264
Below-market ground leases	77,943	79,562
Accumulated amortization	(20,733)	(17,979)
Below-market ground leases, net	57,210	61,583
Above-market leases	673	724
Accumulated amortization	(376)	(324)
Above-market leases, net	297	400
Customer relationships	97,900	97,900
Accumulated amortization	(26,363)	(12,346)
Customer relationships, net	71,537	85,554
Non-competition agreements	8,200	8,200
Accumulated amortization	(3,279)	(1,632)
Non-competition agreements, net	4,921	6,568
Trade name	37,200	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$326,950	$393,842

Below-market leases	$58,833	$59,540
Accumulated amortization	(31,785)	(26,195)
Below-market leases, net	27,048	33,345
Above-market ground leases	1,095	1,095
Accumulated amortization	(392)	(349)
Above-market ground leases, net	703	746
INTANGIBLE LIABILITIES, NET	$27,751	$34,091

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	For the Year Ended December 31,
	2023	2022	2021
Deferred leasing costs and in-place lease intangibles(1)	$(36,791)	$(40,171)	$(45,128)
Below-market ground leases(2)	$(2,795)	$(2,775)	$(2,410)
Above-market leases(3)	$(62)	$(124)	$(167)
Customer relationships(1)	$(14,017)	$(9,662)	$(2,684)
Non-competition agreements(1)	$(1,647)	$(1,253)	$(379)
Below-market leases(3)	$6,297	$8,156	$12,032
Above-market ground leases(2)	$43	$43	$43
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s estimated future amortization of deferred leasing costs and intangibles as of December 31, 2023:

For the Year Ended December 31,	Deferred Leasing Costs and In-place Lease Intangibles	Below-market Ground Leases	Above-market Leases	Customer relationships	Non-competition agreements	Below-market Leases	Above-market Ground Leases
2024	$(27,533)	$(2,754)	$(57)	$(13,986)	$(1,640)	$5,119	$43
2025	(21,242)	(2,754)	(49)	(13,986)	(1,640)	4,157	43
2026	(17,978)	(2,754)	(44)	(13,986)	(1,261)	3,981	43
2027	(15,184)	(2,754)	(43)	(13,986)	(380)	3,913	43
2028	(12,982)	(2,754)	(32)	(11,301)	—	3,832	43
Thereafter	(45,593)	(43,440)	(72)	(4,292)	—	6,046	488
TOTAL	$(140,512)	$(57,210)	$(297)	$(71,537)	$(4,921)	$27,048	$703

During the year ended December 31, 2023, the Company recognized an impairment loss of $2.7 million related to the deferred leasing costs and intangible assets of its Foothill Research Center property. See Note 4 for details. The loss is recorded within impairment loss on the Consolidated Statements of Operations.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
8. Debt

The following table sets forth information with respect to our outstanding indebtedness:

	December 31, 2023	December 31, 2022	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$192,000	$385,000	SOFR + 1.15% to 1.60%	12/21/2026	(5)
Series A notes	—	110,000	4.34%	1/2/2023
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
Series E notes	—	50,000	3.66%	9/15/2023
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	2,307,000	2,660,000

Secured debt
Hollywood Media Portfolio	1,100,000	1,100,000	SOFR + 1.10%	8/9/2026	(7)
Acquired Hollywood Media Portfolio debt	(30,233)	(209,814)	SOFR + 2.11%	8/9/2026	(7)
Hollywood Media Portfolio, net(8)(9)	1,069,767	890,186
One Westside and Westside Two(10)	—	316,602	SOFR + 1.60%	12/18/2024
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(11)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(12)	101,000	101,000	3.38%	11/6/2028
Quixote(13)	—	160,000	5.00%	12/31/2023
Total secured debt	1,653,067	1,950,088
Total unsecured and secured debt	3,960,067	4,610,088
Unamortized deferred financing costs/loan discounts(14)	(14,753)	(24,226)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,945,314	$4,585,862

JOINT VENTURE PARTNER DEBT (15)	$66,136	$66,136	4.50%	10/9/2032	(16)
_____________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2023, which may be different than the interest rates as of December 31, 2022 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of December 31, 2023, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.35%.
4.The Company has a total capacity of $900.0 million available under its unsecured revolving credit facility, up to $225.0 million of which can be used for borrowings in pounds sterling or Canadian dollars. Subject to the satisfaction of certain conditions and lender commitments, the operating partnership may increase the commitments held under the Amended and Restated Credit Agreement up to a total of $2.0 billion either in the form of an increase to an existing unsecured revolving credit facility or a new loan, including a term loan.
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
8.As of December 31, 2023 and December 31, 2022, the Company owned bonds comprising the loan in the amounts of $30.2 million and $209.8 million, respectively.
9.The floating interest rate on $539.0 million of principal has been capped at 5.70% through the use of an interest rate cap. The floating interest rate on $351.2 million of principal is effectively fixed at 3.31% through the use of an interest rate swap.
10.The construction loan was settled in full in December 2023 with the proceeds from sale of the One Westside and Westside Two properties.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
11.This loan is interest-only through its term. The floating interest rate on $141.4 million of principal has been capped at 5.00% through the use of an interest rate cap. The floating interest rate on the remaining $172.9 million of principal has been effectively fixed at 3.75% through the use of an interest rate swap.
12.This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
13.The note was settled in April 2023 for consideration of $150.0 million, a $10.0 million discount on the note’s principal balance.
14.Excludes deferred financing costs related to establishing the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. See Note 2 for details.
15.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property.
16.Includes the option to extend the initial maturity date of October 9, 2028 twice for an additional two-year term each.

Current Year Activity

During the year ended December 31, 2023, there were $193.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

In January 2023, the Company repaid its $110.0 million Series A notes in full.

In April 2023, the Company settled the Quixote note for consideration of $150.0 million, a $10.0 million discount on the note’s principal balance, which resulted in a gain on extinguishment of debt of $10.0 million during the year ended December 31, 2023. The Company drew on its unsecured revolving credit facility to fund the settlement.

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

In November 2023, the Company sold $179.6 million of the acquired Hollywood Media Portfolio debt and recorded a $34.0 million loss in connection with this sale on the Consolidated Statement of Operations for the year ended December 31, 2023.

In December 2023, the Company entered into the Second Modification to the Fourth Amended and Restated Credit Agreement governing its unsecured revolving credit facility, whereby certain definitions and covenant calculations were amended and the borrowing capacity of the unsecured revolving credit facility was reduced to $900.0 million.

In December 2023, the Company repaid its $324.6 million One Westside and Westside Two construction loan in connection with the sale of these properties.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of December 31, 2023:

For the Year Ended December 31,	Unsecured and Secured Debt	Joint Venture Partner Debt
2024	$—	$—
2025	741,300	—
2026	1,411,767	—
2027	456,000	—
2028	451,000	—
Thereafter	900,000	66,136
TOTAL	$3,960,067	$66,136

Unsecured Debt

Credit Facility

The operating partnership continues to be the borrower under its credit facility agreement, and the Company and all subsidiaries that own unencumbered properties will continue to provide guarantees unless the Company obtains and maintains a credit rating of at least BBB- from Standard & Poor’s (“S&P”) or Baa3 from Moody’s, in which case such guarantees are not required except under limited circumstances. As of December 31, 2023, the Company’s S&P and Moody’s ratings were BB+ and Ba1, respectively. On January 12, 2024, S&P downgraded our credit rating from “BB+” to “BB”.

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

The following table summarizes existing covenants and their covenant levels as of December 31, 2023 related to our unsecured revolving credit facility and term loans, when considering the most restrictive terms:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 65%	45.1%
Unsecured indebtedness to unencumbered asset value	≤ 65%	41.8%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.9x
Secured indebtedness to total asset value	≤ 45%	19.9%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.4x

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The following table summarizes existing covenants and their covenant levels as of December 31, 2023 related to our private placement notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 65%	48.5%
Unsecured indebtedness to unencumbered asset value	≤ 65%	51.3%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.9x
Secured indebtedness to total asset value	≤ 45%	21.4%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.4x
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the Series B, Series C and Series D notes.

The following table summarizes existing covenants and their covenant levels as of December 31, 2023 related to our registered senior notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	43.3%
Total unencumbered assets to unsecured debt	≥ 150%	250.5%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	1.9x
Secured debt to total assets	≤ 45%	18.9%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of December 31, 2023.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of December 31, 2023.

Interest Expense

The following table represents a reconciliation from gross interest expense to interest expense on the Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022	2021
Gross interest expense(1)	$224,801	$162,778	$133,165
Capitalized interest	(32,253)	(18,031)	(21,689)
Non-cash interest expense(2)	21,867	5,154	10,463
INTEREST EXPENSE	$214,415	$149,901	$121,939
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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of December 31, 2023 and December 31, 2022:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Type of Instrument	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
Hollywood Media Portfolio	Cap	Cash flow hedge	$1,100,000	August 2021	August 2023	3.50%	$—	$9,292
1918 Eighth	Swap	Cash flow hedge	$172,865	February 2023	October 2025	3.75%	1,075	—
1918 Eighth	Cap	Partial cash flow hedge(1)	$314,300	June 2023	December 2025	5.00%	952	—
1918 Eighth	Sold cap(2)	Mark-to-market	$172,865	June 2023	December 2025	5.00%	(520)	—
Hollywood Media Portfolio	Cap	Partial cash flow hedge(1)	$1,100,000	August 2023	August 2024	5.70%	59	—
Hollywood Media Portfolio	Sold cap(2)	Mark-to-market	$561,000	August 2023	August 2024	5.70%	(29)	—
Hollywood Media Portfolio	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	4,355	—
TOTAL							$5,892	$9,292
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

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of December 31, 2023, the Company expects $5.1 million of unrealized gain included in accumulated other comprehensive loss will be reclassified as a reduction to interest expense in the next 12 months.

10. Income Taxes

The provision for income taxes comprises the following components:

Year ended December 31, 2023
Current federal	$171
Current state	16
Deferred federal	4,776
Deferred state	1,833
Income tax provision	$6,796

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The Company recognized an income tax benefit of $7.5 million for the year ended December 31, 2022 and an income tax provision of $1.9 million for the year ended December 31, 2021 within other (expense) income on the Consolidated Statements of Operations.

A reconciliation of the statutory federal income tax rate of 21% with the Company’s effective income tax rate is as follows:

Year ended December 31, 2023
Income tax benefit computed at the federal statutory rate	$(34,420)
Income tax benefit attributable to non-taxable entities	16,643
State income taxes, net of federal tax benefit	(4,810)
Valuation allowance	29,681
Other	(298)
Income tax provision	$6,796

Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31, 2023
Deferred tax assets:
Net operating loss and tax credit carryforwards	$41,339
Depreciation and amortization	11,124
Prepaid rent	1,578
Other	122
Total deferred tax assets	54,163
Valuation allowance	(29,477)
Net deferred tax assets	24,686

Deferred tax liabilities:
Depreciation and amortization	(21,170)
Unrealized gain on non-real estate investments	(4,640)
Other	(169)
Total deferred tax liabilities	(25,979)

Deferred tax asset, net	$(1,293)

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

11. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2024 to 2034.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of December 31, 2023:

Year Ended
2024	$573,546
2025	479,086
2026	421,643
2027	366,198
2028	305,730
Thereafter	636,918
TOTAL	$2,783,121

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 12 ground leases, 10 sound stage leases, seven office leases and 17 other leases as of December 31, 2023. The Company’s operating lease obligations have expiration dates ranging from 2024 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of December 31, 2023, the present value of the remaining contractual payments of $715.3 million under the Company’s operating lease agreements was $389.2 million. The corresponding operating lease right-of-use assets amounted to $376.3 million. During the year ended December 31, 2023 the Company recorded an impairment charge of $9.0 million related to the right-of-use asset for the ground lease at its Foothill Research Center property. See Note 4 for details. The loss is recorded within impairment loss on the Consolidated Statements of Operations.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of December 31, 2023:

For the Year Ended December 31,	Lease Payments(1)
2024	$41,311
2025	40,551
2026	38,976
2027	36,303
2028	34,399
Thereafter	523,804
Total operating lease payments	715,344
Less: interest portion	(326,134)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$389,210
_____________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	For the Year Ended December 31,
	2023	2022	2021
Variable rental expense	$11,005	$9,854	$10,405
Minimum rental expense	$45,145	$31,003	$21,482

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
12. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$6,441	$—	$6,441	$—	$9,292	$—	$9,292
Interest rate derivative liabilities(2)	$—	$(549)	$—	$(549)	$—	$—	$—	$—
Non-real estate investments measured at fair value(1)	$1	$—	$—	$1	$544	$—	$—	$544
Stock purchase warrant(1)	$—	$—	$—	$—	$—	$95	$—	$95
Earnout liability(2)	$—	$—	$(5,000)	$(5,000)	$—	$—	$(9,300)	$(9,300)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$48,580	$—	$—	$—	$46,785
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

Level 1 items include an investment in the common stock of a publicly traded company, which is valued on a quarterly basis using the closing stock price. Level 2 items include interest rate caps and swaps, which are valued on a quarterly basis using a linear regression model, as well as investments in preferred stock and warrants of a publicly traded company, which are valued on a quarterly basis using the closing stock price and a Black-Scholes model, respectively. Level 3 items include the earnout liability, which is valued on a quarterly basis using a probability-weighted discounted cash flow model. Inputs to the model include the discount rate and probability-weighted earnout payments based on a Monte Carlo simulation with one million trials. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values.

The following table summarizes changes in the carrying amount of the earnout liability during the year ended December 31, 2023:

Balance, December 31, 2022	$(9,300)
Remeasurement to fair value	4,300
Balance, December 31, 2023	$(5,000)

The remeasurement gain of $4.3 million recognized during the year ended December 31, 2023 is recorded in transaction-related expenses on the Consolidated Statements of Operations.

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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Unsecured debt(1)	$2,307,000	$1,971,410	$2,660,000	$2,364,871
Secured debt(1)	$1,653,067	$1,634,668	$1,950,088	$1,927,297
Consolidated joint venture partner debt	$66,136	$59,966	$66,136	$60,327
_____________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
13. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of December 31, 2023, 6.0 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units, and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $9.31.

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

For the years 2020 through 2023, the compensation committee of the Board (“Compensation Committee”) adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Under the PSU Plan, the Compensation Committee awards restricted stock units or performance units in the operating partnership to certain employees. Annual PSU Plan grants made prior to 2023 consist of two portions. A portion of each award, the Relative Total Shareholder Return (“TSR”) Performance Unit, is eligible to vest based on the achievement of the Company’s TSR compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period, with the vesting percentage subject to certain percentage targets. The remaining portion of each award, the Operational Performance Unit, becomes eligible to vest based on the achievement of operational performance metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of absolute TSR goals over a three-year performance period by applying the applicable vesting percentages. The 2023 PSU Plan grants contain only an Operational Performance Unit, which is eligible to vest based on the achievement of operational metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of the Company’s TSR compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period. Certain of the awards granted under the PSU Plan are subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Performance-Based Awards

PSU Plan

The following table outlines key components of the 2023 PSU Plan:

Operational Performance Unit
Maximum bonus pool, in millions	$15.0
Performance period	1/1/2023 to 12/31/2023

The following table outlines key components of the 2022 PSU Plan:

	Operational Performance Unit	Relative TSR Performance Unit
Maximum bonus pool, in millions	$15.0	$15.0
Performance period	1/1/2022 to 12/31/2022	1/1/2022 to 12/31/2024

The following table outlines key components of the 2021 PSU Plan:

	Operational Performance Unit	Relative TSR Performance Unit
Maximum bonus pool, in millions	$16.7	$16.7
Performance period	1/1/2021 to 12/31/2021	1/1/2021 to 12/31/2023

The stock-based compensation cost of the 2023, 2022 and 2021 PSU Plans was valued in accordance with ASC 718 utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur.

The per unit fair value of the 2023, 2022 and 2021 PSU awards granted was estimated on the date of grant using the following assumptions in the Monte Carlo simulation:

	2023	2022	2021
Expected price volatility for the Company	40.00%	43.00%	41.00%
Expected price volatility for the particular REIT index	27.00%	33.00%	31.00%
Risk-free rate	3.44%	1.72%	0.17%
Dividend yield	5.40%	3.60%	3.50%

Summary of Unvested Share Activity

The following table summarizes the activity and status of all unvested stock awards:

	2023		2022		2021
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1	309,837	$23.14	507,534	$25.17	442,645	$27.44
Granted	618,316	7.54	50,915	20.15	276,800	23.90
Vested	(35,888)	7.83	(234,741)	26.81	(203,329)	28.33
Canceled	(198,430)	23.61	(13,871)	24.42	(8,582)	26.21
Unvested at December 31	693,835	$9.89	309,837	$23.14	507,534	$25.17

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the activity and status of all unvested time-based restricted operating partnership performance units:

	2023		2022		2021
	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1	357,656	$22.53	681,394	$24.91	771,432	$27.08
Granted	1,422,893	8.16	25,206	11.98	355,551	24.68
Vested	(508,650)	14.11	(348,944)	26.42	(349,804)	29.85
Canceled	—	—	—	—	(95,785)	23.49
Unvested at December 31	1,271,899	$9.82	357,656	$22.53	681,394	$24.91

Share-based Compensation Recorded

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	For the Year Ended December 31,
	2023	2022	2021
Expensed stock compensation(1)	$23,863	$24,296	$21,163
Capitalized stock compensation(2)	3,021	3,354	3,524
Total stock compensation(3)	$26,884	$27,650	$24,687
_________________
1.Amounts are recorded in general and administrative expenses, office operating expenses and studio operating expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

As of December 31, 2023, total unrecognized compensation cost related to unvested share-based payments was $24.9 million. It is expected to be recognized over a weighted-average period of two years.

14. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the years ended December 31, 2023, 2022 and 2021, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net (loss) income available to common stockholders:

	For the Year Ended December 31,
	2023	2022	2021
Numerator:
Basic and diluted net (loss) income available to common stockholders	$(192,181)	$(56,499)	$6,064
Denominator:
Basic weighted average common shares outstanding	140,953,088	143,732,433	151,618,282
Effect of dilutive instruments(1)	—	—	325,078
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	140,953,088	143,732,433	151,943,360
Basic earnings per common share	$(1.36)	$(0.39)	$0.04
Diluted earnings per common share	$(1.36)	$(0.39)	$0.04
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

    Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the years ended December 31, 2023, 2022 and 2021, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net (loss) income available to common unitholders:

	For the Year Ended December 31,
	2023	2022	2021
Numerator:
Basic and diluted net (loss) income available to common unitholders	$(195,539)	$(57,208)	$6,125
Denominator:
Basic weighted average common units outstanding	143,421,154	145,580,928	153,007,287
Effect of dilutive instruments(1)	—	—	325,078
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	143,421,154	145,580,928	153,332,365
Basic earnings per common unit	$(1.36)	$(0.39)	$0.04
Diluted earnings per common unit	$(1.36)	$(0.39)	$0.04
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

15. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of December 31, 2023 and 2022, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

Redeemable Non-controlling Interest in Consolidated Real Estate Entities

On March 1, 2018, the Company entered into a joint venture agreement with Macerich to form the HPP-MAC JV. On August 31, 2018, Macerich contributed Westside Pavilion to the HPP-MAC JV. The Company has a 75% interest in the joint venture that owns the One Westside and Westside Two properties. The Company has a put right, after a specified time, to sell its interest at fair market value. Macerich has a put right, after a specified time, to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. The put right is not probable of becoming redeemable. The One Westside and Westside Two properties were sold on December 27, 2023.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
Balance at December 31, 2022	$9,815	$125,044
Contributions	—	2,025
Distributions	—	(82,407)
Declared dividend	(153)	—
Net income	153	12,520
BALANCE AT DECEMBER 31, 2023	$9,815	$57,182

16. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total AOCI
Balance at January 1, 2021	$(11,378)	$3,245	$(8,133)
Unrealized gain (loss) recognized in AOCI	169	(1,049)	(880)
Reclassification from AOCI into income(1)	7,252	—	7,252
Net change in AOCI	7,421	(1,049)	6,372
Balance at December 31, 2021	(3,957)	2,196	(1,761)
Unrealized gain (loss) recognized in AOCI	612	(12,188)	(11,576)
Reclassification from AOCI into income(1)	2,065	—	2,065
Net change in AOCI	2,677	(12,188)	(9,511)
Balance at December 31, 2022	(1,280)	(9,992)	(11,272)
Unrealized gain recognized in AOCI	9,462	6,149	15,611
Reclassification from AOCI into income(1)	(4,526)	—	(4,526)
Net change in AOCI	4,936	6,149	11,085
Balance at December 31, 2023	$3,656	$(3,843)	$(187)
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below presents the activity related to Hudson Pacific Properties, LP’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total AOCI
Balance at January 1, 2021	$(11,485)	$3,239	(8,246)
Unrealized gain (loss) recognized in AOCI	171	(1,064)	(893)
Reclassification from AOCI into income(1)	7,360	—	7,360
Net change in AOCI	7,531	(1,064)	6,467
Balance at December 31, 2021	(3,954)	2,175	(1,779)
Unrealized gain (loss) recognized in AOCI	597	(12,375)	(11,778)
Reclassification from AOCI into income(1)	2,097	—	2,097
Net change in AOCI	2,694	(12,375)	(9,681)
Balance at December 31, 2022	(1,260)	(10,200)	(11,460)
Unrealized gain recognized in AOCI	9,729	6,325	16,054
Reclassification from AOCI into income(1)	(4,656)	—	(4,656)
Net change in AOCI	5,073	6,325	11,398
Balance at December 31, 2023	3,813	(3,875)	$(62)
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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	December 31, 2023	December 31, 2022	December 31, 2021
Company-owned common units in the operating partnership	141,034,806	141,054,478	151,124,543
Company’s ownership interest percentage	98.0%	98.5%	98.8%
Non-controlling common units in the operating partnership(1)	2,810,433	2,191,842	1,842,898
Non-controlling ownership interest percentage	2.0%	1.5%	1.2%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of December 31, 2023, this amount represents both common units and performance units of 550,969 and 2,259,464, respectively. As of December 31, 2022, this amount represents both common units and performance units of 550,969 and 1,640,873, respectively. As of December 31, 2021, this amount represents both common units and performance units of 550,969 and 1,291,929, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
During the years ended December 31, 2023, 2022 and 2021, 618,591, 348,944 and 521,815 performance units, respectively, vested related to various performance-based awards to our employees and directors.

Common Stock Activity

The Company has not completed any common stock offerings during the years ended December 31, 2023, 2022 and 2021.

The Company’s ATM program permits sales of up to $125.0 million of common stock. A cumulative total of $65.8 million has been sold as of December 31, 2023. The Company did not utilize the ATM program during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company utilized the ATM program and sold 1,526,163 shares of common stock at sale prices ranging from $29.53 to $30.17 per share for total proceeds of $45.7 million, before transaction costs.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. During the year ended December 31, 2023, the Company repurchased 0.2 million shares of its common stock at a weighted average price of $7.33 per share for $1.4 million, before transaction costs. During the year ended December 31, 2022, the Company repurchased 2.1 million shares of its common stock at a weighted average price of $17.65 per share for $37.2 million, before transaction costs. During the year ended December 31, 2021, the Company repurchased 1.9 million shares of its common stock at a weighted average price of $23.82 per share for $46.1 million, before transaction costs. Since the commencement of the program through December 31, 2023, a cumulative total of $214.7 million had been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

Series C Cumulative Redeemable Preferred Stock

Series C cumulative redeemable preferred stock relates to the 17,000,000 shares of our Series C preferred stock, $0.01 par value per share. Holders of Series C preferred stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 4.750% per annum of the $25.00 per share, equivalent to $1.1875 per annum per share. Dividends are payable quarterly in arrears on or about the last day of December, March, June and September of each year. In addition to other preferential rights, the holders of Series C preferred stock are entitled to receive the liquidation preference, which is $25.00 per share, before the holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company’s affairs. Generally, shares of Series C preferred stock are not redeemable by the Company prior to November 16, 2026. However, upon the occurrence of a change of control, holders of the Series C preferred stock will have the right, (unless the Company has elected to redeem the Series C preferred stock) to convert into a specified number of shares of common stock. A complete description of the Series C preferred stock is contained in the Articles Supplementary which is included as Exhibit 3.7 to this Current Report on Form 10-K.

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

	For the Year Ended December 31,
	2023	2022	2021
Common stock(1)	$0.375	$1.00	$1.00
Common units(1)	$0.375	$1.00	$1.00
Series A preferred units	$1.5625	$1.5625	$1.5625
Series C preferred stock(2)	$1.1875	$1.3359	$—
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

The Company’s dividends related to its common stock will be classified for U.S. federal income tax purposes as follows (unaudited):

			Dividends		Capital Gains		Section 897
Record Date	Payment Date	Distribution Per Share	Total	Qualified	Total	Unrecaptured Section 1250	Ordinary Dividends	Capital Gains	Return of Capital
3/20/2023	3/30/2023	$0.250000	$0.000000	$0.000000	$0.250000	$0.115922	$0.000000	$0.250000	$0.000000
6/20/2023	6/30/2023	0.125000	0.000000	0.000000	0.125000	0.057961	0.000000	0.125000	0.000000
	TOTALS	$0.375000	$0.000000	$0.000000	$0.375000	$0.173883	$0.000000	$0.375000	$0.000000
		100.00%	0.00%	0.00%	100.00%	46.37%	0.00%	100.00%	0.00%

The Company’s dividends related to its 4.750% series C preferred stock will be classified for U.S. federal income tax purposes as follows (unaudited):

			Dividends		Capital Gains		Section 897
Record Date	Payment Date	Distribution Per Share	Total	Qualified	Total	Unrecaptured Section 1250	Ordinary Dividends	Capital Gains	Return of Capital
3/20/2023	3/30/2023	$0.296875	$0.000000	$0.000000	$0.296875	$0.137658	$0.000000	$0.296875	$0.000000
6/20/2023	6/30/2023	0.296875	0.000000	0.000000	0.296875	0.137658	0.000000	0.296875	0.000000
9/19/2023	9/29/2023	0.296875	0.000000	0.000000	0.296875	0.137658	0.000000	0.296875	0.000000
12/18/2023	12/28/2023	0.296875	0.000000	0.000000	0.296875	0.137658	0.000000	0.296875	0.000000
	TOTALS	$1.187500	$0.000000	$0.000000	$1.187500	$0.550632	$0.000000	$1.187500	$0.000000
		100.00%	0.00%	0.00%	100.00%	46.37%	0.00%	100.00%	0.00%

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

The table below presents the operating activity of the Company’s reportable segments:

	Year Ended December 31,
	2023	2022	2021
Office segment
Office revenues	$812,375	$852,700	$795,370
Office expenses	(312,018)	(308,668)	(280,334)
Office segment profit	500,357	544,032	515,036
Studio segment
Studio revenues	139,922	173,524	101,465
Studio expenses	(138,447)	(105,150)	(55,513)
Studio segment profit	1,475	68,374	45,952
TOTAL SEGMENT PROFIT	$501,832	$612,406	$560,988

Segment revenues	$952,297	$1,026,224	$896,835
Segment expenses	(450,465)	(413,818)	(335,847)
TOTAL SEGMENT PROFIT	$501,832	$612,406	$560,988

The table below is a reconciliation of net (loss) income to total profit from all segments:

	Year Ended December 31,
	2023	2022	2021
NET (LOSS) INCOME	$(170,700)	$(16,517)	$29,012
General and administrative	74,958	79,501	71,346
Depreciation and amortization	397,846	373,219	343,614
Loss (income) from unconsolidated real estate entities	3,902	(943)	(1,822)
Fee income	(6,181)	(7,972)	(3,221)
Interest expense	214,415	149,901	121,939
Interest income	(2,182)	(2,340)	(3,794)
Management services reimbursement income—unconsolidated real estate entities	(4,125)	(4,163)	(1,132)
Management services expense—unconsolidated real estate entities	4,125	4,163	1,132
Transaction-related expenses	(1,150)	14,356	8,911
Unrealized loss (gain) on non-real estate investments	3,120	1,440	(16,571)
(Gain) loss on sale of real estate	(103,202)	2,164	—
Impairment loss	60,158	28,548	2,762
(Gain) loss on extinguishment of debt	(10,000)	—	6,259
Other expense (income)	6	(8,951)	2,553
Loss on sale of bonds	34,046	—	—
Income tax provision	$6,796	$—	$—
TOTAL PROFIT FROM ALL SEGMENTS	$501,832	$612,406	$560,988

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $4.1 million, $4.2 million and $1.1 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of December 31, 2023, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $6.2 million and $6.4 million, respectively, as compared to right-of-use assets and lease liabilities of $6.1 million and $6.2 million, respectively, as of December 31, 2022. During each of the years ended December 31, 2023, 2022 and 2021, the Company recognized $1.0 million of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statements of Operations related to these leases.

19. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of December 31, 2023, the Company has contributed $38.1 million to these funds, net of distributions, with $12.9 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2023, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of December 31, 2023, the Company had $3.1 million in outstanding letters of credit under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of December 31, 2023, the Company had $108.3 million in related commitments.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
20. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for interest, net of capitalized interest	$197,599	$133,869	$112,043
Non-cash investing and financing activities
Note payable issued as consideration in a business combination	$—	$160,000	$—
Accounts payable and accrued liabilities for real estate investments	$87,779	$150,408	$193,521
Lease liabilities recorded in connection with right-of-use assets	$2,117	$100,805	$26,824
Ground lease remeasurement	$5,751	$23,177	$—
Earnout liability recognized as contingent consideration for business combination	$—	$—	$11,383
Series C preferred stock dividend accrual	$—	$—	$2,281

21. Subsequent Event

On February 8, 2024, the Company entered into an interest rate swap agreement to fix SOFR at a rate of 4.125% effective as of February 9, 2024 through August 9, 2026 on $180.0 million of indebtedness, which amount corresponds to our unhedged portion of the loan secured by the Hollywood Media Portfolio.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands)

		Initial Costs		Total Adjustment to Basis(1)	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(2)		Year Acquired
Office
875 Howard, San Francisco Bay Area, CA	$—	$18,058	$41,046	$43,512	$18,058	$84,558	$102,616	$(27,310)	1920/2001	2007
6040 Sunset, Los Angeles, CA(3)	1,100,000	6,599	27,187	31,289	6,599	58,476	65,075	(25,674)	2008	2008
ICON, Los Angeles, CA(3)	—	—	—	164,133	—	164,133	164,133	(38,569)	2017	2008
CUE, Los Angeles, CA(3)	—	—	—	49,553	—	49,553	49,553	(9,758)	2017	2008
EPIC, Los Angeles, CA(3)	—	10,606	—	215,477	10,606	215,477	226,083	(33,306)	2019	2008
1455 Market, San Francisco Bay Area, CA	—	41,226	34,990	95,870	41,226	130,860	172,086	(75,234)	1976/2016	2010
Rincon Center, San Francisco Bay Area, CA	—	58,251	110,656	73,892	58,251	184,548	242,799	(61,774)	1961/2020	2010
10950 Washington, Los Angeles, CA	—	17,979	25,110	6,982	17,979	32,092	50,071	(8,136)	1957/1974	2010
275 Brannan, San Francisco Bay Area, CA	—	4,187	8,063	13,852	4,187	21,915	26,102	(11,534)	1905/2013	2011
625 Second, San Francisco Bay Area, CA	—	10,744	42,650	6,028	10,744	48,678	59,422	(15,426)	1906/1999	2011
10900 Washington, Los Angeles, CA	—	1,400	1,200	398	1,400	1,598	2,998	(440)	1973	2012
901 Market, San Francisco Bay Area, CA	—	17,882	79,305	21,645	17,882	100,950	118,832	(32,877)	1912/1985	2012
Element LA, Los Angeles, CA	168,000	79,769	19,755	96,827	79,769	116,582	196,351	(32,896)	1949/2015	2012 2013
505 First, Greater Seattle, WA	—	22,917	133,034	18,361	22,917	151,395	174,312	(39,683)	2010	2013
83 King, Greater Seattle, WA	—	12,982	51,403	12,894	12,982	64,297	77,279	(19,595)	1904/2017	2013
Met Park North, Greater Seattle, WA	—	28,996	71,768	(1,373)	28,996	70,395	99,391	(19,483)	2000	2013
411 First, Greater Seattle, WA	—	27,684	29,824	27,037	27,684	56,861	84,545	(18,465)	1906/2017	2014
450 Alaskan, Greater Seattle, WA	—	—	—	87,099	—	87,099	87,099	(17,343)	2017	2014
95 Jackson, Greater Seattle, WA	—	—	—	18,251	—	18,251	18,251	(3,510)	1909/2018	2014
Palo Alto Square, San Francisco Bay Area, CA	—	—	326,033	47,941	—	373,974	373,974	(115,721)	1971/2018	2015
3400 Hillview, San Francisco Bay Area, CA	—	—	159,641	(4,903)	—	154,738	154,738	(53,984)	1991	2015
Foothill Research Center, San Francisco Bay Area, CA	—	—	133,994	(33,036)	—	100,958	100,958	(60,729)	1991	2015
Page Mill Center, San Francisco Bay Area, CA	—	—	147,625	20,591	—	168,216	168,216	(52,347)	1970/2020	2015
Clocktower Square, San Francisco Bay Area, CA	—	—	93,949	16,965	—	110,914	110,914	(31,083)	1983/2019	2015
3176 Porter, San Francisco Bay Area, CA	—	—	34,561	1,133	—	35,694	35,694	(12,382)	1991	2015
Towers at Shore Center, San Francisco Bay Area, CA	—	72,673	144,188	22,221	72,673	166,409	239,082	(49,496)	2001	2015
Shorebreeze, San Francisco Bay Area, CA	—	69,448	59,806	22,162	69,448	81,968	151,416	(21,131)	1987	2015
555 Twin Dolphin, San Francisco Bay Area, CA	—	40,614	73,457	19,748	40,614	93,205	133,819	(24,444)	1989	2015
333 Twin Dolphin, San Francisco Bay Area, CA	—	36,441	64,892	20,483	36,441	85,375	121,816	(24,230)	1985/2017	2015

		Initial Costs		Total Adjustment to Basis(1)	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(2)		Year Acquired
Metro Center, San Francisco Bay Area, CA	—	—	313,683	81,169	—	394,852	394,852	(101,246)	1986/2020	2015
Concourse, San Francisco Bay Area, CA	—	45,085	224,271	74,083	45,085	298,354	343,439	(77,607)	1990/2022	2015
Gateway, San Francisco Bay Area, CA	—	33,117	121,217	61,841	33,117	183,058	216,175	(50,731)	1985/2017	2015
Metro Plaza, San Francisco Bay Area, CA	—	16,038	106,156	69,731	16,038	175,887	191,925	(37,858)	1986/2021	2015
1740 Technology, San Francisco Bay Area, CA	—	8,052	49,486	15,030	8,052	64,516	72,568	(15,956)	1985	2015
Skyport Plaza, San Francisco Bay Area, CA(4)	—	16,521	153,844	(561)	16,521	153,283	169,804	(35,417)	2001	2015
Techmart, San Francisco Bay Area, CA	—	—	66,660	20,236	—	86,896	86,896	(24,028)	1986/2019	2015
Fourth & Traction, Los Angeles, CA	—	12,140	37,110	69,173	12,140	106,283	118,423	(29,779)	1915/2017	2015
Maxwell, Los Angeles, CA	—	13,040	26,960	57,986	13,040	84,946	97,986	(18,484)	1924/2019	2015
11601 Wilshire, Los Angeles, CA	—	28,978	321,273	67,958	28,978	389,231	418,209	(90,357)	1983/2018	2016 2017
Hill7, Greater Seattle, WA	101,000	36,888	137,079	19,913	36,888	156,992	193,880	(39,881)	2015	2016
Page Mill Hill, San Francisco Bay Area, CA	—	—	131,402	11,798	—	143,200	143,200	(33,186)	1975/2020	2016
Harlow, Los Angeles, CA	—	7,455	—	—	7,455	—	7,455	(7,591)	2020	2017
Ferry Building, San Francisco Bay Area, CA(5)	—	—	268,292	44,587	—	312,879	312,879	(48,559)	1898/2003	2018
1918 Eighth, Greater Seattle, WA	314,300	38,477	545,773	31,552	38,477	577,324	615,801	(57,508)	2009	2020
5th & Bell, Greater Seattle, WA	—	20,866	82,072	16,355	20,866	98,427	119,293	(9,531)	2002	2021
Washington 1000, Greater Seattle, WA	—	59,980	11,053	184,878	59,980	195,931	255,911	—	Under development	2022
5801 Bobby Foster Road, Albuquerque, NM	—	2,189	6,268	429	2,189	6,697	8,886	(357)	2008	2022
Sunset Gower Studios, Los Angeles, CA(3)	—	101,477	64,697	83,040	101,477	147,737	249,214	(46,840)	Various	2007 2011 2012
Sunset Bronson Studios, Los Angeles, CA(3)	—	67,092	32,374	51,044	67,092	83,418	150,510	(34,005)	Various	2008
Sunset Las Palmas Studios, Los Angeles, CA(3)	—	134,488	104,392	148,492	134,488	252,884	387,372	(26,401)	Various	2017 2018
Various(6)	—	—	—	50,592	—	50,593	50,593	(6,555)	N/A	2022
TOTAL	$1,683,300	$1,220,339	$4,718,199	$2,274,358	$1,220,339	$6,992,557	$8,212,896	$(1,728,437)

_____________
1.Consists of capital expenditures and real estate development costs, write-offs due to disposals and impairment charges.
2.The Company computes depreciation using the straight-line method over the estimated useful lives over the shorter of the ground lease term or 39 years for building and improvements, 15 years for land improvements and over the shorter of asset life or life of the lease for tenant and leasehold improvements.
3.These properties are encumbered by a $1.1 billion mortgage loan. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 8 to the Consolidated Financial Statements-Debt” for additional information on secured debt.
4.During the year ended December 31, 2023, the Company sold a parcel of land at Skyport Plaza with an initial basis of $12.5 million and improvements capitalized subsequent to acquisition of $8.3 million.
5.This property is encumbered by a $66.1 million debt due to our joint venture partner. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 8 to the Consolidated Financial Statements-Debt” for additional information on joint venture partner debt.
6.Represents leasehold improvements capitalized in connection with the Company’s leasehold interests in 27 sound stages.

The aggregate gross cost of property included above for federal income tax purposes approximated $7.9 billion, unaudited as of December 31, 2023.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2021 to December 31, 2023:

	Year Ended December 31,
	2023	2022	2021
Total investment in real estate, beginning of year	$8,716,572	$8,361,477	$8,215,017
Additions during period:
Asset acquisitions	—	101,653	102,939
Business acquisitions	—	47,741	—
Improvements, capitalized costs	353,544	553,327	394,633
Total additions during period	353,544	702,721	497,572
Deductions during period
Disposals (fully depreciated assets and early terminations)	(67,177)	(51,812)	(56,166)
Impairment loss	(48,480)	(17,636)	(2,762)
Cost of property sold	(741,563)	(171,646)	—
Total deductions during period	(857,220)	(241,094)	(58,928)

Ending balance, before reclassification to assets associated with real estate held for sale	8,212,896	8,823,104	8,653,661
Reclassification to assets associated with real estate held for sale	—	(106,532)	(292,184)
TOTAL INVESTMENT IN REAL ESTATE, END OF YEAR	$8,212,896	$8,716,572	$8,361,477

Total accumulated depreciation, beginning of year	$(1,541,271)	$(1,283,774)	$(1,102,748)
Additions during period:
Depreciation of real estate	(340,019)	(368,376)	(292,802)
Total additions during period	(340,019)	(368,376)	(292,802)
Deductions during period:
Deletions	66,122	55,939	56,370
Write-offs due to sale	86,731	40,556	—
Total deductions during period	152,853	96,495	56,370

Ending balance, before reclassification to assets associated with real estate held for sale	(1,728,437)	(1,555,655)	(1,339,180)
Reclassification to assets associated with real estate held for sale	—	14,384	55,406
TOTAL ACCUMULATED DEPRECIATION, END OF YEAR	$(1,728,437)	$(1,541,271)	$(1,283,774)