Form 10-Q
period 2024-03-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2024-05-03
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at May 3, 2024 was 141,144,592.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2024, Hudson Pacific Properties, Inc. owned approximately 95.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 4.8% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Investment in real estate, at cost	$8,178,529	$8,212,896
Accumulated depreciation and amortization	(1,736,720)	(1,728,437)
Investment in real estate, net	6,441,809	6,484,459
Non-real estate property, plant and equipment, net	119,750	118,783
Cash and cash equivalents	114,305	100,391
Restricted cash	19,267	18,765
Accounts receivable, net	23,980	24,609
Straight-line rent receivables, net	217,685	220,787
Deferred leasing costs and intangible assets, net	319,214	326,950
Operating lease right-of-use assets	370,056	376,306
Prepaid expenses and other assets, net	90,812	94,145
Investment in unconsolidated real estate entities	270,440	252,711
Goodwill	264,144	264,144
TOTAL ASSETS	$8,251,462	$8,282,050

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$4,034,300	$3,945,314
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	203,194	203,736
Operating lease liabilities	383,993	389,210
Intangible liabilities, net	26,305	27,751
Security deposits, prepaid rent and other	87,047	88,734
Total liabilities	4,800,975	4,720,881

Commitments and contingencies (note 20)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	52,108	57,182

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at March 31, 2024 and December 31, 2023	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 141,144,592 and 141,034,806 shares outstanding at March 31, 2024 and December 31, 2023, respectively	1,403	1,403
Additional paid-in capital	2,753,640	2,651,798
Accumulated other comprehensive income (loss)	3,033	(187)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,183,076	3,078,014
Non-controlling interest—members in consolidated real estate entities	120,526	335,439
Non-controlling interest—units in the operating partnership	84,962	80,719
Total equity	3,388,564	3,494,172
TOTAL LIABILITIES AND EQUITY	$8,251,462	$8,282,050

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2024	2023
REVENUES
Office
Rental revenues	$171,427	$202,657
Service and other revenues	3,648	3,976
Total office revenues	175,075	206,633
Studio
Rental revenues	13,600	16,253
Service and other revenues	25,348	29,377
Total studio revenues	38,948	45,630
Total revenues	214,023	252,263
OPERATING EXPENSES
Office operating expenses	72,947	74,054
Studio operating expenses	37,109	37,244
General and administrative	19,710	18,724
Depreciation and amortization	91,854	97,139
Total operating expenses	221,620	227,161
OTHER INCOME (EXPENSES)
Loss from unconsolidated real estate entities	(743)	(745)
Fee income	1,125	2,402
Interest expense	(44,089)	(53,807)
Interest income	854	371
Management services reimbursement income—unconsolidated real estate entities	1,156	1,064
Management services expense—unconsolidated real estate entities	(1,156)	(1,064)
Transaction-related expenses	(2,150)	(1,186)
Unrealized (loss) gain on non-real estate investments	(898)	839
Gain on sale of real estate	—	7,046
Other income	143	5,161
Total other expenses	(45,758)	(39,919)
Loss before income tax benefit (provision)	(53,355)	(14,817)
Income tax benefit (provision)	—	—
Net loss	(53,355)	(14,817)
Net income attributable to Series A preferred units	(153)	(153)
Net income attributable to Series C preferred shares	(5,047)	(5,047)
Net income attributable to participating securities	(202)	(553)
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	4,169	(1,031)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,157	894
Net loss attributable to common units in the operating partnership	1,229	282
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(52,202)	$(20,425)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(0.37)	$(0.14)
Net loss attributable to common stockholders—diluted	$(0.37)	$(0.14)
Weighted average shares of common stock outstanding—basic	141,122,337	141,025,021
Weighted average shares of common stock outstanding—diluted	141,122,337	141,025,021

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(53,355)	$(14,817)
Currency translation adjustments	(2,685)	2,014
Net unrealized gains on derivative instruments:
Unrealized gains	8,770	721
Reclassification adjustment for realized (gains) losses	(2,547)	714
Total net unrealized gains on derivative instruments	6,223	1,435
Total other comprehensive income	3,538	3,449
Comprehensive loss	(49,817)	(11,368)
Comprehensive income attributable to Series A preferred units	(153)	(153)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,047)
Comprehensive income attributable to participating securities	(202)	(553)
Comprehensive loss (income) attributable to non-controlling interest in consolidated real estate entities	4,014	(1,266)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,157	894
Comprehensive loss attributable to non-controlling interest in the operating partnership	1,066	193
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(48,982)	$(17,300)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2024
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2023	$425,000	141,034,806	$1,403	$2,651,798	$—	$(187)	$80,719	$335,439	$3,494,172
Contributions	—	—	—	—	—	—	—	4,704	4,704
Distributions	—	—	—	—	—	—	—	(14,085)	(14,085)
Purchase of non-controlling interest	—	—	—	160,581	—	—	—	(201,518)	(40,937)
Issuance of unrestricted stock	—	175,245	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(72,157)	(1)	(494)	—	—	—	—	(495)
Declared dividend	(5,047)	—	—	(59,220)	52,000	—	(649)	—	(12,916)
Amortization of stock-based compensation	—	—	—	843	—	—	6,091	—	6,934
Net income (loss)	5,047	—	—	—	(52,000)	—	(1,229)	(4,169)	(52,351)
Other comprehensive income	—	—	—	—	—	3,220	163	155	3,538
Redemption of common units in operating partnership	—	6,698	—	133	—	—	(133)	—	—
Balance, March 31, 2024	$425,000	141,144,592	$1,403	$2,753,640	$—	$3,033	$84,962	$120,526	$3,388,564

Balance, December 31, 2022	$425,000	141,054,478	$1,409	$2,889,967	$—	$(11,272)	$66,971	$377,756	$3,749,831
Contributions		—	—	—	—	—	—	6,497	6,497
Distributions	—	—	—	—	—	—	—	(9,559)	(9,559)
Issuance of unrestricted stock	—	33,928	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations		(12,237)	—	(87)	—	—	—	—	(87)
Repurchase of common stock	—	(187,400)	(6)	(1,363)	—	—	—	—	(1,369)
Declared dividend	(5,047)	—	—	(55,368)	19,872	—	(1,169)	—	(41,712)
Amortization of stock-based compensation	—	—	—	1,912	—	—	3,996	—	5,908
Net income (loss)	5,047	—	—	—	(19,872)	—	(282)	1,031	(14,076)
Other comprehensive income	—	—	—	—	—	3,125	89	235	3,449
Balance, March 31, 2023	$425,000	140,888,769	$1,403	$2,835,061	$—	$(8,147)	$69,605	$375,960	$3,698,882

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,355)	$(14,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,854	97,139
Non-cash interest expense	1,915	7,371
Amortization of stock-based compensation	6,567	5,236
Loss from unconsolidated real estate entities	743	745
Unrealized loss (gain) on non-real estate investments	898	(839)
Straight-line rents	3,102	(10,711)
Straight-line rent expenses	1,033	1,268
Amortization of above- and below-market leases, net	(1,421)	(1,620)
Amortization of above- and below-market ground leases, net	662	688
Amortization of lease incentive costs	139	311
Gain on sale of real estate	—	(7,046)
Deferred tax benefit	(8)	—
Change in operating assets and liabilities:
Accounts receivable	596	1,756
Deferred leasing costs and lease intangibles	(3,925)	(6,139)
Prepaid expenses and other assets	7,675	(3,537)
Accounts payable, accrued liabilities and other	10,340	15,294
Security deposits, prepaid rent and other	(1,687)	7,417
Net cash provided by operating activities	65,128	92,516
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	—	100,441
Additions to investment in real estate	(44,805)	(76,452)
Contributions to non-real estate investments	(547)	(901)
Proceeds from sales of non-real estate investments	—	503
Distributions from unconsolidated real estate entities	—	668
Contributions to unconsolidated real estate entities	(20,933)	(12,986)
Additions to non-real estate property, plant and equipment	(5,075)	(774)
Net cash (used in) provided by investing activities	(71,360)	10,499
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	98,000	55,783
Payments of unsecured and secured debt	(10,000)	(212,000)
Repurchases of common stock	—	(1,369)
Dividends paid to common stock and unitholders	(7,869)	(36,665)
Dividends paid to preferred stock and unitholders	(5,200)	(5,200)
Distributions to redeemable non-controlling members in consolidated real estate entities	(3,917)	(3,248)
Contributions from non-controlling members in consolidated real estate entities	4,704	6,497
Purchase of non-controlling interest	(40,937)	—
Distributions to non-controlling members in consolidated real estate entities	(14,085)	(9,559)
Payments to satisfy tax withholding obligations	(48)	(87)
Net cash provided by (used in) financing activities	20,648	(205,848)
Net increase (decrease) in cash and cash equivalents and restricted cash	14,416	(102,833)
Cash and cash equivalents and restricted cash—beginning of period	119,156	285,731
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$133,572	$182,898

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.             FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Investment in real estate, at cost	$8,178,529	$8,212,896
Accumulated depreciation and amortization	(1,736,720)	(1,728,437)
Investment in real estate, net	6,441,809	6,484,459
Non-real estate property, plant and equipment, net	119,750	118,783
Cash and cash equivalents	114,305	100,391
Restricted cash	19,267	18,765
Accounts receivable, net	23,980	24,609
Straight-line rent receivables, net	217,685	220,787
Deferred leasing costs and intangible assets, net	319,214	326,950
Operating lease right-of-use assets	370,056	376,306
Prepaid expenses and other assets, net	90,812	94,145
Investment in unconsolidated real estate entities	270,440	252,711
Goodwill	264,144	264,144
TOTAL ASSETS	$8,251,462	$8,282,050

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$4,034,300	$3,945,314
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	203,194	203,736
Operating lease liabilities	383,993	389,210
Intangible liabilities, net	26,305	27,751
Security deposits, prepaid rent and other	87,047	88,734
Total liabilities	4,800,975	4,720,881

Commitments and contingencies (note 20)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	52,108	57,182

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at March 31, 2024 and December 31, 2023	425,000	425,000
Common units, 144,822,419 and 143,845,239 outstanding at March 31, 2024 and December 31, 2023, respectively	2,839,717	2,733,795
Accumulated other comprehensive income (loss)	3,321	(62)
Total Hudson Pacific Properties, L.P. partners’ capital	3,268,038	3,158,733
Non-controlling interest—members in consolidated real estate entities	120,526	335,439
Total capital	3,388,564	3,494,172
TOTAL LIABILITIES AND CAPITAL	$8,251,462	$8,282,050

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended March 31,
	2024	2023
REVENUES
Office
Rental revenues	$171,427	$202,657
Service and other revenues	3,648	3,976
Total office revenues	175,075	206,633
Studio
Rental revenues	13,600	16,253
Service and other revenues	25,348	29,377
Total studio revenues	38,948	45,630
Total revenues	214,023	252,263
OPERATING EXPENSES
Office operating expenses	72,947	74,054
Studio operating expenses	37,109	37,244
General and administrative	19,710	18,724
Depreciation and amortization	91,854	97,139
Total operating expenses	221,620	227,161
OTHER INCOME (EXPENSES)
Loss from unconsolidated real estate entities	(743)	(745)
Fee income	1,125	2,402
Interest expense	(44,089)	(53,807)
Interest income	854	371
Management services reimbursement income—unconsolidated real estate entities	1,156	1,064
Management services expense—unconsolidated real estate entities	(1,156)	(1,064)
Transaction-related expenses	(2,150)	(1,186)
Unrealized (loss) gain on non-real estate investments	(898)	839
Gain on sale of real estate	—	7,046
Other income	143	5,161
Total other expenses	(45,758)	(39,919)
Loss before income tax benefit (provision)	(53,355)	(14,817)
Income tax benefit (provision)	—	—
Net loss	(53,355)	(14,817)
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	4,169	(1,031)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,157	894
Net loss attributable to Hudson Pacific Properties, L.P.	(48,029)	(14,954)
Net income attributable to Series A preferred units	(153)	(153)
Net income attributable to Series C preferred units	(5,047)	(5,047)
Net income attributable to participating securities	(202)	(553)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(53,431)	$(20,707)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(0.37)	$(0.14)
Net loss attributable to common unitholders—diluted	$(0.37)	$(0.14)
Weighted average shares of common units outstanding—basic	144,488,174	143,329,366
Weighted average shares of common units outstanding—diluted	144,488,174	143,329,366

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(53,355)	$(14,817)
Currency translation adjustments	(2,685)	2,014
Net unrealized gains on derivative instruments:
Unrealized gains	8,770	721
Reclassification adjustment for realized (gains) losses	(2,547)	714
Total net unrealized gains on derivative instruments	6,223	1,435
Total other comprehensive income	3,538	3,449
Comprehensive loss	(49,817)	(11,368)
Comprehensive income attributable to Series A preferred units	(153)	(153)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,047)
Comprehensive income attributable to participating securities	(202)	(553)
Comprehensive loss (income) attributable to non-controlling interest in consolidated real estate entities	4,014	(1,266)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,157	894
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(50,048)	$(17,493)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three months ended March 31, 2024
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital	Non-controlling Interest—Members in Consolidated Real Estate Entities	Total Capital
Balance, December 31, 2023	$425,000	143,845,239	$2,733,795	$(62)	$3,158,733	$335,439	$3,494,172
Contributions	—	—	—	—	—	4,704	4,704
Distributions	—	—	—	—	—	(14,085)	(14,085)
Purchase of non-controlling interest	—	—	160,581	—	160,581	(201,518)	(40,937)
Issuance of unrestricted units	—	1,049,337	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(72,157)	(495)	—	(495)	—	(495)
Declared distributions	(5,047)	—	(7,869)	—	(12,916)	—	(12,916)
Amortization of unit-based compensation	—	—	6,934	—	6,934	—	6,934
Net income (loss)	5,047	—	(53,229)	—	(48,182)	(4,169)	(52,351)
Other comprehensive income	—	—	—	3,383	3,383	155	3,538
Balance, March 31, 2024	$425,000	144,822,419	$2,839,717	$3,321	$3,268,038	$120,526	$3,388,564

Balance, December 31, 2022	$425,000	143,246,320	$2,958,535	$(11,460)	$3,372,075	$377,756	$3,749,831
Contributions	—	—	—	—	—	6,497	6,497
Distributions	—	—	—	—	—	(9,559)	(9,559)
Issuance of unrestricted units	—	360,548	—	—	—	—	—
Repurchase of common units	—	(187,400)	(1,369)	—	(1,369)	—	(1,369)
Units withheld to satisfy tax withholding obligations	—	(12,237)	(87)	—	(87)	—	(87)
Declared distributions	(5,047)	—	(36,665)	—	(41,712)	—	(41,712)
Amortization of unit-based compensation	—	—	5,908	—	5,908	—	5,908
Net income (loss)	5,047	—	(20,154)	—	(15,107)	1,031	(14,076)
Other comprehensive income	—	—	—	3,214	3,214	235	3,449
Balance, March 31, 2023	$425,000	143,407,231	$2,906,168	$(8,246)	$3,322,922	$375,960	$3,698,882

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,355)	$(14,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,854	97,139
Non-cash interest expense	1,915	7,371
Amortization of unit-based compensation	6,567	5,236
Loss from unconsolidated real estate entities	743	745
Unrealized loss (gain) on non-real estate investments	898	(839)
Straight-line rents	3,102	(10,711)
Straight-line rent expenses	1,033	1,268
Amortization of above- and below-market leases, net	(1,421)	(1,620)
Amortization of above- and below-market ground leases, net	662	688
Amortization of lease incentive costs	139	311
Gain on sale of real estate	—	(7,046)
Deferred tax benefit	(8)	—
Change in operating assets and liabilities:
Accounts receivable	596	1,756
Deferred leasing costs and lease intangibles	(3,925)	(6,139)
Prepaid expenses and other assets	7,675	(3,537)
Accounts payable, accrued liabilities and other	10,340	15,294
Security deposits, prepaid rent and other	(1,687)	7,417
Net cash provided by operating activities	65,128	92,516
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	—	100,441
Additions to investment in real estate	(44,805)	(76,452)
Contributions to non-real estate investments	(547)	(901)
Proceeds from sale of non-real estate investment	—	503
Distributions from unconsolidated real estate entities	—	668
Contributions to unconsolidated real estate entities	(20,933)	(12,986)
Additions to non-real estate property, plant and equipment	(5,075)	(774)
Net cash (used in) provided by investing activities	(71,360)	10,499
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	98,000	55,783
Payments of unsecured and secured debt	(10,000)	(212,000)
Repurchases of common units	—	(1,369)
Distributions paid to common unitholders	(7,869)	(36,665)
Distributions paid to preferred unitholders	(5,200)	(5,200)
Distributions to redeemable non-controlling members in consolidated real estate entities	(3,917)	(3,248)
Contributions from non-controlling members in consolidated real estate entities	4,704	6,497
Purchase of non-controlling interest	(40,937)	—
Distributions to non-controlling members in consolidated real estate entities	(14,085)	(9,559)
Payments to satisfy tax withholding obligations	(48)	(87)
Net cash provided by (used in) financing activities	20,648	(205,848)
Net increase (decrease) in cash and cash equivalents and restricted cash	14,416	(102,833)
Cash and cash equivalents and restricted cash—beginning of period	119,156	285,731
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$133,572	$182,898

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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of March 31, 2024:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	45	13,130,915
Studio	3	1,256,522
Future development	5	1,616,242
Total consolidated portfolio	53	16,003,679
Unconsolidated portfolio(1)
Office(2)	1	1,520,974
Studio(3)	2	473,000
Future development(4)	2	1,617,347
Total unconsolidated portfolio	5	3,611,321
TOTAL	58	19,615,000
__________________
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

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the 2023 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and the notes thereto.

The Company has reclassified a loss on derivatives of $3.8 million from loss on derivatives to non-cash interest expense on the Consolidated Statement of Cash Flows for the three months ended March 31, 2023 to conform to the presentation for the three months ended March 31, 2024.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of March 31, 2024, the Company has determined that its operating partnership and 19 joint ventures met the definition of a VIE. 12 of these joint ventures are consolidated and seven are unconsolidated.

Consolidated Joint Ventures

During the three months ended March 31, 2024, the Company purchased a 45% ownership interest in Hudson 1455 Market, L.P., a consolidated joint venture, from its joint venture partner for $43.5 million. Following the transaction, the Company owns 100% of the ownership interests in Hudson 1455 Market, L.P.

As of March 31, 2024, the operating partnership has determined that 12 of its joint ventures met the definition of a VIE and are consolidated:

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

As of March 31, 2024 and December 31, 2023, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

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

Unconsolidated Joint Ventures

As of March 31, 2024, the Company has determined it is not the primary beneficiary of seven of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

The Company’s net equity investment in its unconsolidated joint ventures is reflected within investment in unconsolidated real estate entities on the Consolidated Balance Sheets. The Company’s share of net income or loss from the joint ventures is included within (loss) income from unconsolidated real estate entities on the Consolidated Statements of Operations. The Company uses the cumulative earnings approach for determining cash flow presentation of distributions from unconsolidated joint ventures. Under this approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities. Refer to Note 5 for further details regarding our investments in unconsolidated joint ventures.

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

Lease Accounting

The Company accounts for its leases under Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), which requires companies to identify lease and non-lease components of a lease agreement. Lease components relate to the right to use the leased asset whereas non-lease components relate to payments for goods or services that are transferred separately from the right to use the underlying asset.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Many of the Company’s lease agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and lease liabilities was 5.6% as of March 31, 2024. ROU assets include any lease payments made and exclude lease incentives. ROU assets acquired in connection with business combination transactions are also adjusted for above- and below- market lease terms. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 22 years as of March 31, 2024.

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

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Ancillary revenues	$24,200	$27,294
Other revenues	$4,354	$5,518
Studio-related tenant recoveries	$442	$541
Management fee income	$1,125	$2,402
Management services reimbursement income	$1,156	$1,064

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	March 31, 2024	December 31, 2023
Ancillary revenues	$8,116	$5,478
Other revenues	$1,200	$954

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

As of March 31, 2024 and December 31, 2023, the carrying value of goodwill was $264.1 million. Goodwill was not impaired as of March 31, 2024.

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

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	March 31, 2024	December 31, 2023
Land	$1,220,339	$1,220,339
Building and improvements	6,176,712	5,969,364
Tenant improvements	763,259	818,653
Furniture and fixtures	6,039	8,609
Property under development	12,180	195,931
INVESTMENT IN REAL ESTATE, AT COST	$8,178,529	$8,212,896

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the three months ended March 31, 2024.

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

The Company had no impairments of real estate during the three months ended March 31, 2024 and 2023.

Dispositions of Real Estate

The Company had no dispositions of real estate during the three months ended March 31, 2024.

The following table summarizes information on the disposition of a property considered non-strategic to the Company’s portfolio completed during the three months ended March 31, 2023:

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)	Gain on Sale(2) (in millions)
Skyway Landing	Office	2/6/2023	246,997	$102.0	$7.0
__________________
1.Represents gross sales price before certain credits, prorations and closing costs.
2.Included within gain (loss) on sale of real estate on the Consolidated Statement of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
4. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	March 31, 2024	December 31, 2023
Trailers	$72,387	$70,462
Production equipment	37,148	37,100
Trucks and other vehicles	19,984	20,044
Leasehold improvements	17,092	15,888
Other equipment	9,469	6,959
Furniture, fixtures and equipment	5,801	6,112
Non-real estate property, plant and equipment, at cost	161,881	156,565
Accumulated depreciation	(42,131)	(37,782)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$119,750	$118,783

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. See Note 2 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the three months ended March 31, 2024 and 2023.

5. Investment in Unconsolidated Real Estate Entities

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
3.The Company has provided various guarantees for this joint venture’s construction loan, including a completion guarantee, equity guarantee and recourse carve-out guarantee. The likelihood of loss relating to the completion guarantee is remote as of March 31, 2024.
4.The Company has guaranteed the joint venture’s outstanding indebtedness in the amount of $94.1 million at Bentall Centre and $26 thousand at Sunset Pier 94 Studios, respectively. The likelihood of loss relating to the guarantees is remote as of March 31, 2024.
5.As of August 28, 2023, the Company owns 51% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns the Sunset Pier 94 Studios development. The Company’s resulting economic interest in the development is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a completion guarantee, recourse guarantee and guaranty of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of March 31, 2024.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.4 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	March 31, 2024	December 31, 2023
ASSETS
Investment in real estate, net	$1,291,331	$1,295,449
Other assets	44,095	40,790
TOTAL ASSETS	$1,335,426	$1,336,239

LIABILITIES
Secured debt, net	$555,380	$564,949
Other liabilities	31,911	46,947
TOTAL LIABILITIES	587,291	611,896

Company’s capital(1)	239,772	225,898
Partner’s capital	508,363	498,445
TOTAL CAPITAL	748,135	724,343

TOTAL LIABILITIES AND CAPITAL	$1,335,426	$1,336,239
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the loss from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended March 31,
	2024	2023
TOTAL REVENUES	$17,278	$18,471

TOTAL EXPENSES	21,753	22,077

NET LOSS	$(4,475)	$(3,606)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	March 31, 2024	December 31, 2023
Deferred leasing costs and in-place lease intangibles	$271,141	$290,969
Accumulated amortization	(133,763)	(150,457)
Deferred leasing costs and in-place lease intangibles, net	137,378	140,512
Below-market ground leases	77,943	77,943
Accumulated amortization	(21,395)	(20,733)
Below-market ground leases, net	56,548	57,210
Above-market leases	636	673
Accumulated amortization	(363)	(376)
Above-market leases, net	273	297
Customer relationships	97,900	97,900
Accumulated amortization	(29,867)	(26,363)
Customer relationships, net	68,033	71,537
Non-competition agreements	8,200	8,200
Accumulated amortization	(3,691)	(3,279)
Non-competition agreements, net	4,509	4,921
Trade name	37,200	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$319,214	$326,950

Below-market leases	$53,001	$58,833
Accumulated amortization	(27,388)	(31,785)
Below-market leases, net	25,613	27,048
Above-market ground leases	1,095	1,095
Accumulated amortization	(403)	(392)
Above-market ground leases, net	692	703
INTANGIBLE LIABILITIES, NET	$26,305	$27,751

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended March 31,
	2024	2023
Deferred leasing costs and in-place lease intangibles(1)	$(7,772)	$(9,248)
Below-market ground leases(2)	$(673)	$(699)
Above-market leases(3)	$(13)	$(17)
Customer relationships(1)	$(3,504)	$(3,504)
Non-competition agreements(1)	$(412)	$(412)
Below-market leases(3)	$1,407	$1,637
Above-market ground leases(2)	$11	$11
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
7. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to receivables are discussed in the Company’s 2023 Annual Report on Form 10-K.

Accounts Receivable

As of March 31, 2024, accounts receivable was $24.7 million and there was a $0.7 million allowance for doubtful accounts. As of December 31, 2023, accounts receivable was $25.0 million and there was a $0.4 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of March 31, 2024, straight-line rent receivables was $217.7 million and there was no allowance for doubtful accounts. As of December 31, 2023, straight-line rent receivables was $220.8 million and there was no allowance for doubtful accounts.

8. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	March 31, 2024	December 31, 2023
Non-real estate investments	$48,230	$48,581
Deferred tax assets, net	2,421	2,412
Interest rate derivative assets	12,319	6,441
Deferred financing costs, net	3,758	4,316
Prepaid property tax	1,038	2,075
Prepaid insurance	1,472	10,611
Other	21,574	19,709
PREPAID EXPENSES AND OTHER ASSETS, NET	$90,812	$94,145

Non-Real Estate Investments

The Company measures its investments in common stock and convertible preferred stock at fair value based on Level 1 and Level 2 inputs, respectively. The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized (loss) gain on non-real estate investments on the Consolidated Statements of Operations. During the three months ended March 31, 2024 and 2023, the Company recognized an unrealized loss of $0.9 million and an unrealized gain of $0.9 million, respectively, on its non-real estate investments due to the changes in fair value.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
9. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	March 31, 2024	December 31, 2023	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$280,000	$192,000	SOFR + 1.15% to 1.60%	12/21/2026	(5)
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	2,395,000	2,307,000

Secured debt
Hollywood Media Portfolio	$1,100,000	$1,100,000	SOFR + 1.10%	8/9/2026	(7)
Acquired Hollywood Media Portfolio debt	(30,233)	(30,233)	SOFR + 2.11%	8/9/2026	(7)
Hollywood Media Portfolio, net(8)(9)	1,069,767	1,069,767
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(10)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(11)	101,000	101,000	3.38%	11/6/2028
Total secured debt	1,653,067	1,653,067
Total unsecured and secured debt	4,048,067	3,960,067
Unamortized deferred financing costs/loan discounts(12)	(13,767)	(14,753)
TOTAL UNSECURED AND SECURED DEBT, NET	$4,034,300	$3,945,314

JOINT VENTURE PARTNER DEBT(13)	$66,136	$66,136	4.50%	10/9/2032	(14)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2024, which may be different than the interest rates as of December 31, 2023 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of March 31, 2024, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.35%.
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
8.The Company purchased bonds comprising the loan in the amount of $30.2 million.
9.The floating interest rate on $539.0 million of principal has been capped at 5.70% through the use of an interest rate cap. The floating interest rate on $531.2 million of principal is effectively fixed at 3.31% through the use of an interest rate swap. The floating interest rate on $180.0 million of principal is effectively fixed at 4.13% through the use of an interest rate swap.
10.This loan is interest-only through its term. The floating interest rate on $141.4 million of principal has been capped at 5.00% through the use of an interest rate cap. The floating interest rate on the remaining $172.9 million of principal has been effectively fixed at 3.75% through the use of an interest rate swap.
11.This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
12.Excludes deferred financing costs related to the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. See Note 8 for details.
13.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property.
14.Includes the option to extend the initial maturity date of October 9, 2028 twice for an additional two-year term each.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Current Year Activity

During the three months ended March 31, 2024, there were $88.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of March 31, 2024:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2024	$—	$—
2025	741,300	—
2026	1,499,767	—
2027	456,000	—
2028	451,000	—
Thereafter	900,000	66,136
TOTAL	$4,048,067	$66,136

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

The following table summarizes existing covenants and their covenant levels as of March 31, 2024 related to our unsecured revolving credit facility and term loans:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 65%	47.1%
Unsecured indebtedness to unencumbered asset value	≤ 65%	40.7%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.8x
Secured indebtedness to total asset value	≤ 45%	20.3%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.6x

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes existing covenants and their covenant levels as of March 31, 2024 related to our private placement notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 65%	50.8%
Unsecured indebtedness to unencumbered asset value	≤ 65%	49.7%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.8x
Secured indebtedness to total asset value	≤ 45%	21.9%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.6x
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the Series B, Series C and Series D notes.

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of March 31, 2024:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	44.3%
Total unencumbered assets to unsecured debt	≥ 150%	239.3%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	1.8x
Secured debt to total assets	≤ 45%	19.0%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of March 31, 2024.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of March 31, 2024.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Gross interest expense(1)	$50,656	$53,298
Capitalized interest	(8,482)	(6,862)
Non-cash interest expense(2)	1,915	7,371
INTEREST EXPENSE	$44,089	$53,807
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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of March 31, 2024 and December 31, 2023:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Type of Instrument	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate	March 31, 2024	December 31, 2023
1918 Eighth	Swap	Cash flow hedge	$172,865	February 2023	October 2025	3.75%	$2,312	$1,075
1918 Eighth	Cap	Partial cash flow hedge(1)	$314,300	June 2023	December 2025	5.00%	1,035	952
1918 Eighth	Sold cap(2)	Mark-to-market	$172,865	June 2023	December 2025	5.00%	(568)	(520)
Hollywood Media Portfolio	Cap	Partial cash flow hedge(1)	$1,100,000	August 2023	August 2024	5.70%	17	59
Hollywood Media Portfolio	Sold cap(2)	Mark-to-market	$561,000	August 2023	August 2024	5.70%	(8)	(29)
Hollywood Media Portfolio	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	8,022	4,355
Hollywood Media Portfolio	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	933	—
TOTAL							$11,743	$5,892
__________________
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

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of March 31, 2024, the Company expects $8.1 million of unrealized gain included in accumulated other comprehensive income will be reclassified as a reduction to interest expense in the next 12 months.

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

The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company recognized no income tax benefit or provision during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recognized an income tax benefit of $5.3 million within other income on the Consolidated Statement of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is recognized when it is determined that it is more likely than not that a deferred tax asset will not be realized.

The following table presents the components of the deferred tax liabilities, net recognized on the Company’s Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Deferred tax assets, net(1)	$2,421	$2,412
Deferred tax liabilities, net(2)	(3,705)	(3,705)
Deferred tax liabilities, net	$(1,284)	$(1,293)

Total deferred tax assets(3)	$54,538	$54,163
Valuation allowance	(29,913)	(29,477)
Total deferred tax liabilities(3)	(25,909)	(25,979)
Deferred tax liabilities, net	$(1,284)	$(1,293)
__________________
1.Deferred tax assets, net are recorded within prepaid expenses and other assets, net on the Consolidated Balance Sheets.
2.Deferred tax liabilities, net are recorded within accounts payable, accrued liabilities and other on the Consolidated Balance Sheets.
3.Significant components of the Company’s deferred tax assets and liabilities relate to depreciation and amortization, unrealized gains and losses on non-real estate investments and net operating loss carryforwards.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2024, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2019. The Company has assessed its tax positions for all open years, which as of March 31, 2024 included 2020 to 2022 for federal purposes and 2019 to 2022 for state purposes, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2024 to 2040.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of March 31, 2024:

Year
Remaining 2024	$429,083
2025	489,338
2026	433,642
2027	377,132
2028	315,263
Thereafter	653,143
TOTAL	$2,697,601

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 12 ground leases, 10 sound stage leases, seven office leases and 17 other leases as of March 31, 2024. The Company’s operating lease obligations have expiration dates ranging from 2024 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of March 31, 2024, the present value of the remaining contractual payments of $704.9 million under the Company’s operating lease agreements was $384.0 million. The corresponding operating lease right-of-use assets amounted to $370.1 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of March 31, 2024:

Year	Lease Payments(1)
Remaining 2024	$31,004
2025	40,523
2026	38,947
2027	36,276
2028	34,374
Thereafter	523,761
Total operating lease payments	704,885
Less: interest portion	(320,892)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$383,993
__________________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended March 31,
	2024	2023
Variable rental expense	$2,102	$3,007
Minimum rental expense	$11,319	$11,082

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$12,319	$—	$12,319	$—	$6,441	$—	$6,441
Interest rate derivative liabilities(2)	$—	$(576)	$—	$(576)	$—	$(549)	$—	$(549)
Non-real estate investments measured at fair value(1)	$—	$—	$—	$—	$1	$—	$—	$1
Earnout liability(2)	$—	$—	$—	$—	$—	$—	$(5,000)	$(5,000)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$48,230	$—	$—	$—	$48,580
__________________
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

Level 1 items include an investment in the common stock of a publicly traded company, which is valued on a quarterly basis using the closing stock price. Level 2 items include interest rate caps and swaps, which are valued on a quarterly basis using a linear regression model, as well as investments in preferred stock of a publicly traded company, which are valued on a quarterly basis using the closing stock price and a Black-Scholes model, respectively. Level 3 items include the earnout liability, which is valued on a quarterly basis using a probability-weighted discounted cash flow model. Inputs to the model include the discount rate and probability-weighted earnout payments based on a Monte Carlo simulation with one million trials. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values.

The following table summarizes changes in the carrying amount of the earnout liability during the three months ended March 31, 2024:

Balance, December 31, 2023	$(5,000)
Settlement	5,000
Balance, March 31, 2024	$—

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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$2,395,000	$2,129,962	$2,307,000	$1,971,410
Secured debt(1)	$1,653,067	$1,636,522	$1,653,067	$1,634,668
Consolidated joint venture partner debt	$66,136	$60,791	$66,136	$59,966
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

14. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of March 31, 2024, 1.9 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $6.45.

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

The Board awards time-based restricted stock units, including certain restricted stock unit grants that are settled in cash, or time-based operating partnership performance units to certain employees on an annual basis as part of the employees’ annual compensation. These time-based awards are generally issued in the first or fourth quarter and vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain awards are subject to a mandatory holding period upon vesting if the grantee is an executive officer. Lastly, certain employees elect to receive operating partnership performance units in lieu of their annual cash bonus. These awards are generally issued in the first quarter of the year subsequent to the year in which they were earned and are fully-vested upon their issuance.

For the years 2020 through 2023, the compensation committee of the Board (the “Compensation Committee”) adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Under the PSU Plan, the Compensation Committee awarded restricted stock units or performance units in the operating partnership to certain employees. Annual PSU Plan grants made prior to 2023 consist of two portions. A portion of each award, the Relative Total Shareholder Return (“TSR”) Performance Unit, is eligible to vest based on the achievement of the Company’s TSR compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period, with the vesting percentage subject to certain percentage targets. The remaining portion of each award, the Operational Performance Unit, becomes eligible to vest based on the achievement of operational performance metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of absolute TSR goals over a three-year performance period by applying the applicable vesting percentages. The 2023 PSU Plan grants contain only an Operational Performance Unit, which is eligible to vest based on the achievement of operational metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of the Company’s TSR compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period. Certain of the awards granted under the PSU Plan are subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

For 2024, the Compensation Committee adopted an annual equity award program for its top three executive officers consisting of a grant of time-based operating partnership performance units and a grant of market-based operating partnership performance units. The time-based awards vest in equal annual installments over the applicable service vesting period, which is five years. The market-based awards vest upon the satisfaction of both performance and service-based requirements. The quantity earned is based on the achievement of stock price performance hurdles over the five-year performance period commencing on the second anniversary of the grant date. The earned awards will satisfy the service-based requirement in increments of 60%, 20% and 20% on the third, fourth and fifth anniversaries of the grant date, respectively. The awards are also subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended March 31,
	2024	2023
Expensed stock compensation(1)	$6,567	$5,236
Capitalized stock compensation(2)	605	672
TOTAL STOCK COMPENSATION(3)	$7,172	$5,908
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Part of the stock compensation amount incurred during the three months ended March 31, 2024 is settled in cash. The rest of the amount is recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2024 and 2023, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net (loss) income available to common stockholders:

	Three Months Ended March 31,
	2024	2023
Numerator:
Basic and diluted net loss available to common stockholders	$(52,202)	$(20,425)
Denominator:
Basic weighted average common shares outstanding	141,122,337	141,025,021
Effect of dilutive instruments(1)	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	141,122,337	141,025,021
Basic earnings per common share	$(0.37)	$(0.14)
Diluted earnings per common share	$(0.37)	$(0.14)

__________________
1.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2024 and 2023, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended March 31,
	2024	2023
Numerator:
Basic and diluted net loss available to common unitholders	$(53,431)	$(20,707)
Denominator:
Basic weighted average common units outstanding	144,488,174	143,329,366
Effect of dilutive instruments(1)	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	144,488,174	143,329,366
Basic earnings per common unit	$(0.37)	$(0.14)
Diluted earnings per common unit	$(0.37)	$(0.14)
__________________
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

16. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of March 31, 2024 and December 31, 2023, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended March 31, 2024
	Series A Redeemable Preferred Units	Consolidated Real Estate Entity
BEGINNING OF PERIOD	$9,815	$57,182
Distributions	—	(3,917)
Declared dividend	(153)	—
Net income (loss)	153	(1,157)
END OF PERIOD	$9,815	$52,108

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive (loss) income (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2023	$3,656	$(3,843)	$(187)
Unrealized gains recognized in AOCI	8,291	(2,556)	5,735
Reclassification from AOCI into income(1)	(2,515)	—	(2,515)
Net change in AOCI	5,776	(2,556)	3,220
BALANCE AT MARCH 31, 2024	$9,432	$(6,399)	$3,033
__________________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2023	$3,813	$(3,875)	$(62)
Unrealized gains recognized in AOCI	8,710	(2,685)	6,025
Reclassification from AOCI into income(1)	(2,642)	—	(2,642)
Net change in AOCI	6,068	(2,685)	3,383
BALANCE AT MARCH 31, 2024	$9,881	$(6,560)	$3,321
__________________
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
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	March 31, 2024	December 31, 2023
Company-owned common units in the operating partnership	141,144,592	141,034,806
Company’s ownership interest percentage	97.5%	98.0%
Non-controlling common units in the operating partnership(1)	3,677,827	2,810,433
Non-controlling ownership interest percentage	2.5%	2.0%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of March 31, 2024, this amount represents both common units and performance units of 550,969 and 3,126,858, respectively. As of December 31, 2023, this amount represents both common units and performance units in the amount of 550,969 and 2,259,464, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the three months ended March 31, 2024.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three months ended March 31, 2024. A cumulative total of $65.8 million has been sold as of March 31, 2024.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. The Company did not utilize the share repurchase program during the three months ended March 31, 2024. Since commencement of the program, a cumulative total of $214.7 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

	Three Months Ended March 31,
	2024	2023
Common stock	$0.05	$0.25
Common units	$0.05	$0.25
Series A preferred units	$0.3906	$0.3906
Series C preferred stock	$0.296875	$0.296875

Performance units	$0.05	$0.25
Payment date	March 28, 2024	March 30, 2023
Record date	March 18, 2024	March 20, 2023

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

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended March 31,
	2024	2023
Office segment
Office revenues	$175,075	$206,633
Office expenses	(72,947)	(74,054)
Office segment profit	102,128	132,579
Studio segment
Studio revenues	38,948	45,630
Studio expenses	(37,109)	(37,244)
Studio segment profit	1,839	8,386
TOTAL SEGMENT PROFIT	$103,967	$140,965

Segment revenues	$214,023	$252,263
Segment expenses	(110,056)	(111,298)
TOTAL SEGMENT PROFIT	$103,967	$140,965

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below is a reconciliation of net loss to total profit from all segments:

	Three Months Ended March 31,
	2024	2023
NET LOSS	$(53,355)	$(14,817)
General and administrative	19,710	18,724
Depreciation and amortization	91,854	97,139
Loss from unconsolidated real estate entities	743	745
Fee income	(1,125)	(2,402)
Interest expense	44,089	53,807
Interest income	(854)	(371)
Management services reimbursement income—unconsolidated real estate entities	(1,156)	(1,064)
Management services expense—unconsolidated real estate entities	1,156	1,064
Transaction-related expenses	2,150	1,186
Unrealized loss (gain) on non-real estate investments	898	(839)
Gain on sale of real estate	—	(7,046)
Other income	(143)	(5,161)
TOTAL PROFIT FROM ALL SEGMENTS	$103,967	$140,965

19. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three months ended March 31, 2024, the Company recognized $1.2 million of reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations. During the three months ended March 31, 2023, the Company recognized $1.1 million of such reimbursement income.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of March 31, 2024, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $5.8 million and $6.0 million, respectively, as compared to right-of-use assets and lease liabilities of $6.2 million and $6.4 million, respectively, as of December 31, 2023. During the three months ended March 31, 2024, the Company recognized $0.3 million of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statement of Operations related to these leases. During the three months ended March 31, 2023, the Company recognized $0.2 million of related rental expense.

20. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of March 31, 2024, the Company has contributed $38.7 million to these funds, net of distributions, with $12.3 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
flows. As of March 31, 2024, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of March 31, 2024, the Company had $3.1 million in outstanding letters of credit under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of March 31, 2024, the Company had $89.7 million in related commitments.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for interest, net of capitalized interest	$43,894	$39,943
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$73,471	$147,196
Ground lease remeasurements	$—	$3,667
Redemption of common units in the operating partnership	$133	$—

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc and Hudson Pacific Properties, L.P.:

	Three Months Ended March 31,
	2024	2023
BEGINNING OF PERIOD
Cash and cash equivalents	$100,391	$255,761
Restricted cash	18,765	29,970
TOTAL	$119,156	$285,731

END OF PERIOD
Cash and cash equivalents	$114,305	$163,327
Restricted cash	19,267	19,571
TOTAL	$133,572	$182,898

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

Forward-looking Statements

Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, as amended, and Section 21E of the Exchange Act). In particular, statements relating to our liquidity and capital resources, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations, or “FFO”, market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at March 31, 2024, our portfolio of owned real estate included office properties comprising approximately 14.7 million square feet, studio properties comprising approximately 47 sound stages and 1.7 million square feet and land properties comprising approximately 3.2 million square feet of undeveloped density rights. Our production services assets include vehicles, lighting and grip, production supplies and other equipment and the lease rights to 27 sound stages.

As of March 31, 2024, our in-service office portfolio was 80.5% leased (including leases not yet commenced). Our same-store studio properties were 76.9% leased for the average percent leased for the 12 months ended March 31, 2024.

The following table summarizes our portfolio as of March 31, 2024:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	42	13,093,044	79.0%	80.3%	$55.54
Stabilized non-same store(5)	1	35,570	—	—	—
Total stabilized	43	13,128,614	78.8	80.0	55.54
Lease-up(5)(6)	1	723,919	82.3	88.5	63.38
Total in-service office	44	13,852,533	79.0	80.5	55.97
STUDIO
Same-store(7)	3	1,231,278	76.9	76.9	46.48
Total	3	1,231,278
Repositioning(5)(8)	1	278,600	—	2.2	—
Development(5)(9)	3	1,019,000	0.3	0.3	—
Total repositioning and development	4	1,297,600
Total office and studio properties	51	16,381,411
Future development(10)	7	3,233,589
TOTAL	58	19,615,000
__________________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of March 31, 2024, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended March 31, 2024, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of March 31, 2024 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of March 31, 2024. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of March 31, 2024. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of March 31, 2024. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended March 31, 2024, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of March 31, 2024.
4.Same-store office for the three months ended March 31, 2024 defined as all properties owned and included in our stabilized office portfolio as of January 1, 2023 and still owned and included in the stabilized office portfolio as of March 31, 2024.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of March 31, 2024.
7.Includes studio properties owned and included in our portfolio as of January 1, 2023 and still owned and included in our portfolio as of March 31, 2024.

8.See Repositioning table in this document for the office and studio projects under repositioning as of March 31, 2024.
9.Includes 546,000 square feet related to the office development Washington 1000, 241,000 square feet related to Sunset Glenoaks Studios and 232,000 square feet related to Sunset Pier 94 Studios.
10.Includes pending entitlement to develop approximately 500 residential units at 10900-10950 Washington.

Overview

Business Acquisitions

We had no business acquisitions during the three months ended March 31, 2024.

Property Acquisitions

We had no property acquisitions during the three months ended March 31, 2024.

Property Dispositions

We had no property dispositions during the three months ended March 31, 2024.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of March 31, 2024:

	Type	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
Los Angeles, California
Sunset Glenoaks Studios(2)	Studio	Sun Valley	241,000	Q2-2024	Q3-2024
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q2-2024	Q2-2026
New York, New York
Sunset Pier 94 Studios(3)	Studio	Manhattan	232,000	Q4-2025	Q3-2026
Total Under Construction			1,019,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(4)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(4)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(4)	Residential	Hollywood	33 units/19,816	TBD	TBD
Element LA—Development	Office	West Los Angeles	500,000	TBD	TBD
10900/10950 Washington(5)	Residential	West Los Angeles	N/A	TBD	TBD

Vancouver, British Columbia
Burrard Exchange(6)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(7)	Studio	Broxbourne	1,167,347	TBD	TBD
Total Future Development Pipeline			3,233,589
TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT			4,252,589
__________________
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

The following table summarizes the portions of office and studio projects currently under repositioning as of March 31, 2024:

Location	Submarket	Square Feet
Repositioning:
899 Howard	San Francisco	96,240
Page Mill Center	Palo Alto	79,056
Rincon Center	San Francisco	36,905
Metro Plaza	North San Jose	28,415
Sunset Las Palmas Studios	Hollywood	18,594
Palo Alto Square	Palo Alto	12,740
Sunset Gower Studios	Hollywood	6,650
TOTAL REPOSITIONING		278,600

This Quarterly Report on Form 10-Q includes financial measures that are not in accordance with generally accepted accounting principles in the United States (“GAAP”), which are accompanied by what the Company considers the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company presents “HPP’s share” of certain of these measures, which are non-GAAP financial measures that are calculated as the measure on a consolidated basis, in accordance with GAAP, plus our Operating Partnership’s share of the measure from our unconsolidated joint ventures (calculated based upon the Operating Partnership’s percentage ownership interest), minus our partners’ share of the measure from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). We believe that presenting HPP’s share of these measures provides useful information to investors regarding the Company’s financial condition and/or results of operations because we have several significant joint ventures, and in some cases, we exercise significant influence over, but do not control, the joint venture. In such instances, GAAP requires us to account for the joint venture entity using the equity method of accounting, which we do not consolidate for financial reporting purposes. In other cases, GAAP requires us to consolidate the venture even though our partner(s) own(s) a significant percentage interest. As a result, management believes that presenting HPP’s share of various financial measures in this manner can help investors better understand the Company’s financial condition and/or results of operations after taking into account its true economic interest in these joint ventures.

Office Lease Expirations

The following table summarizes the lease expirations for leases in place as of March 31, 2024, plus available space, beginning January 1, 2024 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Square Footage of Expiring Lease	% of Office Portfolio Square Feet	Annualized Base Rent(2)	% of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration(2)	Annualized Base Rent Per Lease Square Foot at Expiration(3)
Vacant		3,495,318	3,364,809	27.1%
Q1-2024	12	105,338	99,537	0.8	$5,798,581	1.1%	$58.26	$5,798,581	$58.26
Q2-2024	33	396,951	352,557	2.8	17,175,307	3.3	48.72	17,397,996	49.35
Q3-2024	38	248,296	227,624	1.8	14,021,318	2.7	61.60	14,217,239	62.46
Q4-2024	70	515,137	481,577	4.0	29,981,402	5.6	62.26	30,483,494	63.30
Total 2024	153	1,265,722	1,161,295	9.4	66,976,608	12.7	57.67	67,897,310	58.47
2025	174	1,931,695	1,715,751	13.8	102,537,718	19.5	59.76	105,195,875	61.31
2026	106	744,270	679,526	5.5	41,916,185	7.9	61.68	44,435,466	65.39
2027	117	1,104,363	943,698	7.6	57,851,603	11.0	61.30	62,508,568	66.24
2028	71	1,206,876	1,006,221	8.1	71,740,077	13.6	71.30	79,031,491	78.54
2029	54	574,895	447,305	3.6	31,145,452	5.9	69.63	33,894,537	75.78
2030	25	1,649,016	1,285,651	10.4	68,704,894	13.0	53.44	80,110,160	62.31
2031	19	1,068,700	654,778	5.3	38,188,055	7.2	58.32	48,410,702	73.93
2032	10	245,879	143,943	1.2	8,507,255	1.6	59.10	10,781,160	74.90
2033	16	632,148	451,416	3.6	23,524,552	4.5	52.11	29,721,084	65.84
Thereafter	18	268,335	139,315	1.1	7,115,810	1.3	51.08	10,272,725	73.74
Building management use(4)	45	240,002	213,106	1.7	—	—	—	—	—
Signed leases not commenced	31	208,475	198,200	1.6	9,375,481	1.8	47.30	10,505,999	53.01
Portfolio Total/Weighted Average	839	14,635,694	12,405,014	100.0%	$527,583,690	100.0%	$58.36	$582,765,077	$64.46
__________________
1.Does not include 25 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of March 31, 2024 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of March 31, 2024. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of March 31, 2024. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of March 31, 2024.
3.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended March 31,
	2024	2023
Renewals(1)
Number of leases	40	39
Square feet	215,556	195,417
Tenant improvement costs per square foot(2)(3)	$26.96	$11.24
Leasing commission costs per square foot(2)	10.61	4.63
Total tenant improvement and leasing commission costs(2)	$37.57	$15.87

New leases(4)
Number of leases	33	36
Square feet	293,059	148,652
Tenant improvement costs per square foot(2)(3)	$40.86	$66.67
Leasing commission costs per square foot(2)	13.33	14.39
Total tenant improvement and leasing commission costs(2)	$54.19	$81.06

TOTAL
Number of leases	73	75
Square feet	508,615	344,069
Tenant improvement costs per square foot(2)(3)	$35.39	$36.39
Leasing commission costs per square foot(2)	12.26	9.06
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$47.65	$45.45
__________________
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

Financings

During the three months ended March 31, 2024, there were $88.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. represents an update to the more detailed and comprehensive disclosures included in the 2023 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. Accordingly, you should read the following discussion in conjunction with the information included in our 2023 Annual Report on Form 10-K, as well as the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Net Loss

For the three months ended March 31, 2024, the Company recorded net loss of $53.4 million compared to net loss of $14.8 million for the three months ended March 31, 2023. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2023 and still owned and included in the stabilized portfolio as of March 31, 2024; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2024	2023
Net loss	$(53,355)	$(14,817)	$(38,538)	260.1%
Adjustments:
Loss from unconsolidated real estate entities	743	745	(2)	(0.3)
Fee income	(1,125)	(2,402)	1,277	(53.2)
Interest expense	44,089	53,807	(9,718)	(18.1)
Interest income	(854)	(371)	(483)	130.2
Management services reimbursement income—unconsolidated real estate entities	(1,156)	(1,064)	(92)	8.6
Management services expense—unconsolidated real estate entities	1,156	1,064	92	8.6
Transaction-related expenses	2,150	1,186	964	81.3
Unrealized loss (gain) on non-real estate investments	898	(839)	1,737	(207.0)
Gain on sale of real estate	—	(7,046)	7,046	(100.0)
Other income	(143)	(5,161)	5,018	(97.2)
General and administrative	19,710	18,724	986	5.3
Depreciation and amortization	91,854	97,139	(5,285)	(5.4)
NOI	$103,967	$140,965	$(36,998)	(26.2)%

Same-store NOI	$105,395	$125,020	$(19,625)	(15.7)%
Non-same-store NOI	(1,428)	15,945	(17,373)	(109.0)
NOI	$103,967	$140,965	$(36,998)	(26.2)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended March 31,
	2024	2023
Same-store office
Number of properties	41	41
Rentable square feet	11,572,070	11,572,070
Ending % leased	79.0%	87.2%
Ending % occupied	77.7%	85.8%
Average % occupied for the period	78.1%	85.2%
Average annual rental rate per square foot	$59.32	$57.65

Same-store studio
Number of properties	3	3
Rentable square feet	1,231,278	1,231,278
Average % leased for the period(1)	76.9%	86.3%
__________________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended March 31,
	2024			2023
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$161,433	$9,994	$171,427	$176,818	$25,839	$202,657
Service and other revenues	3,626	22	3,648	3,958	18	3,976
Total office revenues	165,059	10,016	175,075	180,776	25,857	206,633

Studio
Rental	10,770	2,830	13,600	13,470	2,783	16,253
Service and other revenues	8,556	16,792	25,348	8,919	20,458	29,377
Total studio revenues	19,326	19,622	38,948	22,389	23,241	45,630

Total revenues	184,385	29,638	214,023	203,165	49,098	252,263

Operating expenses
Office operating expenses	67,397	5,550	72,947	66,114	7,940	74,054
Studio operating expenses	11,593	25,516	37,109	12,031	25,213	37,244
Total operating expenses	78,990	31,066	110,056	78,145	33,153	111,298

Office NOI	97,662	4,466	102,128	114,662	17,917	132,579
Studio NOI	7,733	(5,894)	1,839	10,358	(1,972)	8,386
NOI	$105,395	$(1,428)	$103,967	$125,020	$15,945	$140,965

The following table gives further detail on our change in NOI:

	Three Months Ended March 31, 2024 as compared to Three Months Ended March 31, 2023
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(15,385)	(8.7)%	$(15,845)	(61.3)%	$(31,230)	(15.4)%
Service and other revenues	(332)	(8.4)	4	22.2	(328)	(8.2)
Total office revenues	(15,717)	(8.7)	(15,841)	(61.3)	(31,558)	(15.3)

Studio
Rental	(2,700)	(20.0)	47	1.7	(2,653)	(16.3)
Service and other revenues	(363)	(4.1)	(3,666)	(17.9)	(4,029)	(13.7)
Total studio revenues	(3,063)	(13.7)	(3,619)	(15.6)	(6,682)	(14.6)

Total revenues	(18,780)	(9.2)	(19,460)	(39.6)	(38,240)	(15.2)

Operating expenses
Office operating expenses	1,283	1.9	(2,390)	(30.1)	(1,107)	(1.5)
Studio operating expenses	(438)	(3.6)	303	1.2	(135)	(0.4)
Total operating expenses	845	1.1	(2,087)	(6.3)	(1,242)	(1.1)

Office NOI	(17,000)	(14.8)	(13,451)	(75.1)	(30,451)	(23.0)
Studio NOI	(2,625)	(25.3)	(3,922)	198.9	(6,547)	(78.1)
NOI	$(19,625)	(15.7)%	$(17,373)	(109.0)%	$(36,998)	(26.2)%

NOI decreased $37.0 million, or 26.2%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily resulting from:

•a $17.4 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $13.5 million primarily resulting from the sales of our One Westside property in December 2023 and 604 Arizona and 3401 Exposition in August 2023; and
•a decrease in studio NOI of $3.9 million driven by a residual impact of the Writers Guild of America strike and the Screen Actors Guild - American Federation of Television and Radio Artists strike.
•a $19.6 million decrease in same-store NOI driven by:
•a decrease in office NOI of $17.0 million mainly due to:
•a $15.4 million decrease in rental revenues primarily driven by lease expirations at our 1455 Market and Page Mill Hill properties and a reserve recognized at Palo Alto Square, as well as a lease termination fee received from a tenant at 333 Twin Dolphin and application of a security deposit to rent at 875 Howard in the first quarter of 2023; and
•a $1.3 million increase in operating expenses, predominantly due to higher property and casualty insurance renewal premiums and higher tax expenses at several properties.
•a decrease in studio NOI of $2.6 million primarily due to a lease expiration at Sunset Las Palmas Studios and the strikes mentioned above.

Other Income (Expenses)

Loss from unconsolidated real estate entities

Loss from unconsolidated real estate entities remained flat at $0.7 million for the three months ended March 31, 2024 compared to $0.7 million for the three months ended March 31, 2023.

Fee income

We recognized fee income of $1.1 million for the three months ended March 31, 2024 compared to $2.4 million for the three months ended March 31, 2023. Fee income represents the management fee income earned from our unconsolidated real estate entities.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Gross interest expense(1)	$50,656	$53,298	$(2,642)	(5.0)%
Capitalized interest	(8,482)	(6,862)	(1,620)	23.6
Non-cash interest expense(2)	1,915	7,371	(5,456)	(74.0)
TOTAL	$44,089	$53,807	$(9,718)	(18.1)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $2.6 million, or 5.0%, to $50.7 million for the three months ended March 31, 2024 compared to $53.3 million for the three months ended March 31, 2023. The decrease was primarily driven by a repayment of the One Westside & Westside Two construction loan in December 2023, decreases in the average outstanding borrowings on the Company’s unsecured revolving credit facility and a repayment of the Quixote seller note in April 2023 and Series E notes in September 2023.

Capitalized interest increased by $1.6 million, or 23.6%, to $8.5 million for the three months ended March 31, 2024 compared to $6.9 million for the three months ended March 31, 2023. The increase was primarily driven by development activity at Washington 1000 and interest capitalized on our unconsolidated investment in the Sunset Glenoaks Studios development. An increase in the average reference rates for the Company’s variable rate debt also contributed to the increase. The increase was partially offset by a reduction in capitalized interest due to the sale of the Westside Two property in December 2023.

Non-cash interest expense decreased by $5.5 million, or 74.0%, to $1.9 million of expense for the three months ended March 31, 2024 compared to $7.4 million of income for the three months ended March 31, 2023. The decrease was primarily driven by the amortization of mark-to-market gains related to the interest rate cap on our Hollywood Media Portfolio loan during the three months ended March 31, 2023. The cap expired in August 2023 and was accounted for under the mark-to-market approach until it was designated as a cash flow hedge in December 2022. Additionally, there was a decrease in deferred financing cost amortization due to the deferred financing costs related to the Hollywood Media Portfolio debt being fully amortized as of August 2023 and the write-off of the deferred financing costs related to the One Westside & Westside Two construction loan in December 2023.

Interest income

Interest income increased by $0.5 million, or 130.2%, to $0.9 million for the three months ended March 31, 2024 compared to $0.4 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in interest earned on cash deposits in interest-bearing accounts.

Transaction-related expenses

Transaction-related expenses increased by $1.0 million, or 81.3%, to $2.2 million for the three months ended March 31, 2024 compared to $1.2 million for the three months ended March 31, 2023. The increase was primarily related to dead deal costs incurred during the three months ended March 31, 2024.

Unrealized (loss) gain on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $0.9 million for the three months ended March 31, 2024 compared to an unrealized gain of $0.8 million for the three months ended March 31, 2023. The activity in both periods is due to the observable changes in the fair value of the investments.

Gain on sale of real estate

During the three months ended March 31, 2023, we recognized a $7.0 million gain on the sale of our Skyway Landing property. No gain or loss on sale was recognized during the three months ended March 31, 2024.

Other income

During the three months ended March 31, 2024, we recognized other income of $0.1 million. During the three months ended March 31, 2023, we recognized other income of $5.2 million predominantly related to an income tax benefit recorded in the first quarter of 2023 related to the studio service-related businesses.

General and administrative expenses

General and administrative expenses increased by $1.0 million, or 5.3%, to $19.7 million for the three months ended March 31, 2024 compared to $18.7 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in non-cash executive compensation expense and information technology-related expenses, partially offset by a decrease in the payroll and bonus expenses during the three months ended March 31, 2024.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $5.3 million, or 5.4%, to $91.9 million for the three months ended March 31, 2024 compared to $97.1 million for the three months ended March 31, 2023. The decrease was primarily related to the sales of our One Westside and Westside Two properties in December 2023 and 604 Arizona and 3401 Exposition in August 2023.

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

Liquidity Sources

We had approximately $114.3 million of cash and cash equivalents at March 31, 2024. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through March 31, 2024. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of March 31, 2024 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility	$900,000	$280,000	$620,000
Sunset Glenoaks construction loan(1)	$50,300	$42,430	$7,870
Bentall Centre(1)	$97,736	$94,055	$3,681
Sunset Pier 94 Studios construction loan(1)	$46,810	$26	$46,784
__________________
1.This loan is held by an unconsolidated joint venture. Amounts are presented at HPP’s share.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. In addition, our ability to incur additional debt may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States. Certain of the major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future and increase the cost of future debt. As of March 31, 2024, the credit ratings for our senior unsecured debt were Ba1, BB and BBB- from Moody’s, Standard and Poor’s and Fitch, respectively.

The following table sets forth our ratio of debt to total market capitalization (counting Series A preferred units as debt) as of March 31, 2024 (in thousands, except percentage):

Market Capitalization
Unsecured and secured debt(1)	$4,048,067
Series A redeemable preferred units	9,815
Total consolidated debt	4,057,882
Equity capitalization(2)	1,402,655
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$5,460,537
Total consolidated debt/total consolidated market capitalization	74.3%
__________________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $6.45, as reported by the NYSE, on March 28, 2024 as well as the aggregate value of the Series C preferred stock liquidation preference as of March 31, 2024.

Outstanding Indebtedness

The following table sets forth information as of March 31, 2024 and December 31, 2023 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	March 31, 2024	December 31, 2023
Unsecured debt	$2,395,000	$2,307,000
Secured debt	$1,653,067	$1,653,067
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of March 31, 2024, although there can be no assurance that it will continue to be in compliance with these financial covenants. Our ability to maintain compliance with our debt covenants is subject to numerous risks and uncertainties, many of which are outside of our control, including general economic conditions; fluctuations in interest rates and increased operating costs; our failure to obtain necessary outside financing, including as a result of further downgrades in the credit ratings of our unsecured indebtedness; our failure to generate sufficient cash flows to service our outstanding indebtedness, repay indebtedness when due and maintain dividend payments; and strikes or work stoppages. Failure to meet any of these covenants could cause an event of default under the agreements governing our indebtedness and/or accelerate some or all of our indebtedness. In addition, certain of our indebtedness contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Liquidity Uses

Contractual Obligations

During the three months ended March 31, 2024, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2023 Annual Report on Form 10-K. See Part I, Item 1 “Note 9 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. See Part I, Item 1 “Note 12 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. See Part I, Item 1 “Note 20 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

Comparison of the cash flow activity for the three months ended March 31, 2023 is as follows (in thousands, except percentage change):

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Net cash provided by operating activities	$65,128	$92,516	$(27,388)	(29.6)%
Net cash (used in) provided by investing activities	$(71,360)	$10,499	$(81,859)	(779.7)%
Net cash provided by (used in) financing activities	$20,648	$(205,848)	$226,496	(110.0)%

Cash and cash equivalents and restricted cash were $133.6 million and $119.2 million at March 31, 2024 and December 31, 2023, respectively.

Operating Activities

Net cash provided by operating activities decreased by $27.4 million, or 29.6%, to $65.1 million for the three months ended March 31, 2024 compared to $92.5 million for the three months ended March 31, 2023. The decrease primarily resulted from the property dispositions during the year ended December 31, 2023 and a large known move-out at our 1455 Market property.

Investing Activities

Net cash used in investing activities increased by $81.9 million, or 779.7%, to $71.4 million used in investing activities for the three months ended March 31, 2024 compared to $10.5 million provided by investing activities for the three months ended March 31, 2023. The change primarily resulted from $100.4 million of proceeds from sales of real estate during the three months ended March 31, 2023. There were no sales of real estate during the three months ended March 31, 2024. The change was partially offset by a $31.6 million lower additions to investment in real estate during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities increased $226.5 million, or 110.0%, to $20.6 million provided by financing activities for the three months ended March 31, 2024 compared to $205.8 million used in financing activities for the three months ended March 31, 2023. The change primarily resulted from $202.0 million lower payments of unsecured and secured debt, $42.2 million higher proceeds from unsecured and secured debt and $28.8 million lower dividends paid to common stock and unitholders during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The change was partially offset by $40.9 million spent to purchase our partner’s interest in the 1455 Market property during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of March 31, 2024 (in thousands):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20%	$470,273	$18,408	$488,680	CORRA + 2.30%	7/1/2027
Sunset Glenoaks Studios(2)	50%	$84,859	$15,741	$100,600	SOFR + 3.10%	1/9/2027
Sunset Pier 94 Studios(3)	26%	$100	$183,100	$183,200	SOFR + 4.75%	9/9/2028
__________________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of March 31, 2024. This loan is interest-only through its term.
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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(53,355)	$(14,817)
Adjustments:
Depreciation and amortization—consolidated	91,854	97,139
Depreciation and amortization—non-real estate assets	(7,981)	(8,392)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	1,151	1,263
Gain on sale of real estate	—	(7,046)
Unrealized loss (gain) on non-real estate investments	898	(839)
FFO attributable to non-controlling interests	(5,326)	(13,637)
FFO attributable to preferred shares and units	(5,200)	(5,200)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$22,041	$48,471

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2023 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2024 to the information provided in Part II, Item 7A, of our 2023 Annual Report on Form 10-K.

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

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our 2023 Annual Report on Form 10-K. Please review the Risk Factors set forth in our 2023 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the first quarter of 2024, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the first quarter of 2024, we issued an aggregate of 175,245 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which 72,157 shares of common stock were forfeited to us in connection with tax withholding obligations for a net issuance of 103,088 shares of common stock. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the first quarter of 2024, our operating partnership issued an aggregate of 103,088 units to us in connection with these transactions. The operating partnership also issued 874,092 long-term incentive plan units during the first quarter of 2024.

During the first quarter of 2024, we issued 6,698 shares of common stock in connection with the redemption of 6,698 common units in our operating partnership in accordance with our operating partnership’s Agreement of Limited Partnership.

All other issuances of unregistered equity securities of our operating partnership during the three months ended March 31, 2024 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $8.3 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table summarizes the repurchases of the Company equity securities during the first quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum That May Yet Be Purchased Under The Plans or Programs(2)
January 1 - January 31, 2024	52,631	(3)	$9.31	(4)	—	$35,250,164
February 1 - February 29, 2024	19,526	(3)	$6.50	(4)	—	$35,250,164
TOTAL	72,157		$8.55		—
__________________
1.Our board of directors authorized a share repurchase program to buy up to $250.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. The program does not have a termination date, and repurchases may commence or be discontinued at any time. A cumulative total of $214.7 million had been repurchased under the program as of March 31, 2024.
2.The maximum that may yet be purchased under the plans or programs is shown net of repurchase.
3.Includes shares of common stock remitted to Hudson Pacific Properties, Inc. to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
4.The price paid per share is based on the closing price of our common stock, as reported by the NYSE, as of the date of vesting of the restricted stock units.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
__________________

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 3, 2024	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 3, 2024	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 3, 2024	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 3, 2024	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)