Form 10-Q
period 2024-06-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2024-08-09
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at August 9, 2024 was 141,232,361.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2024 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of June 30, 2024, Hudson Pacific Properties, Inc. owned approximately 95.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 4.8% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Investment in real estate, at cost	$8,394,504	$8,212,896
Accumulated depreciation and amortization	(1,776,693)	(1,728,437)
Investment in real estate, net	6,617,811	6,484,459
Non-real estate property, plant and equipment, net	120,761	118,783
Cash and cash equivalents	78,458	100,391
Restricted cash	21,482	18,765
Accounts receivable, net	18,251	24,609
Straight-line rent receivables, net	217,543	220,787
Deferred leasing costs and intangible assets, net	329,310	326,950
Operating lease right-of-use assets	363,843	376,306
Prepaid expenses and other assets, net	109,049	94,145
Investment in unconsolidated real estate entities	212,130	252,711
Goodwill	264,144	264,144
TOTAL ASSETS	$8,352,782	$8,282,050

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$4,114,125	$3,945,314
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	228,036	203,736
Operating lease liabilities	378,785	389,210
Intangible liabilities, net	24,997	27,751
Security deposits, prepaid rent and other	83,940	88,734
Total liabilities	4,896,019	4,720,881

Commitments and contingencies (note 20)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	51,140	57,182

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at June 30, 2024 and December 31, 2023	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 141,232,361 and 141,034,806 shares outstanding at June 30, 2024 and December 31, 2023, respectively	1,403	1,403
Additional paid-in capital	2,700,907	2,651,798
Accumulated other comprehensive income (loss)	2,824	(187)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,130,134	3,078,014
Non-controlling interest—members in consolidated real estate entities	176,346	335,439
Non-controlling interest—units in the operating partnership	89,328	80,719
Total equity	3,395,808	3,494,172
TOTAL LIABILITIES AND EQUITY	$8,352,782	$8,282,050

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Office
Rental revenues	$172,596	$203,486	$344,023	$406,143
Service and other revenues	3,443	3,805	7,091	7,781
Total office revenues	176,039	207,291	351,114	413,924
Studio
Rental revenues	14,441	16,374	28,041	32,627
Service and other revenues	27,520	21,503	52,868	50,880
Total studio revenues	41,961	37,877	80,909	83,507
Total revenues	218,000	245,168	432,023	497,431
OPERATING EXPENSES
Office operating expenses	75,304	76,767	148,251	150,821
Studio operating expenses	37,952	34,679	75,061	71,923
General and administrative	20,705	18,941	40,415	37,665
Depreciation and amortization	86,798	98,935	178,652	196,074
Total operating expenses	220,759	229,322	442,379	456,483
OTHER INCOME (EXPENSES)
Loss from unconsolidated real estate entities	(2,481)	(715)	(3,224)	(1,460)
Fee income	1,371	2,284	2,496	4,686
Interest expense	(44,159)	(54,648)	(88,248)	(108,455)
Interest income	579	236	1,433	607
Management services reimbursement income—unconsolidated real estate entities	1,042	1,059	2,198	2,123
Management services expense—unconsolidated real estate entities	(1,042)	(1,059)	(2,198)	(2,123)
Transaction-related expenses	113	2,530	(2,037)	1,344
Unrealized loss on non-real estate investments	(1,045)	(843)	(1,943)	(4)
Gain on extinguishment of debt	—	10,000	—	10,000
Gain on sale of real estate	—	—	—	7,046
Other income	1,334	138	1,477	135
Total other expenses	(44,288)	(41,018)	(90,046)	(86,101)
Loss before income tax provision	(47,047)	(25,172)	(100,402)	(45,153)
Income tax provision	(510)	(6,302)	(510)	(1,140)
Net loss	(47,557)	(31,474)	(100,912)	(46,293)
Net income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Net income attributable to Series C preferred shares	(5,047)	(5,047)	(10,094)	(10,094)
Net income attributable to participating securities	(207)	(297)	(409)	(850)
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	3,751	(346)	7,920	(1,377)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	961	508	2,118	1,402
Net loss attributable to common units in the operating partnership	1,225	646	2,454	928
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(47,027)	$(36,163)	$(99,229)	$(56,590)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(0.33)	$(0.26)	$(0.70)	$(0.40)
Net loss attributable to common stockholders—diluted	$(0.33)	$(0.26)	$(0.70)	$(0.40)
Weighted average shares of common stock outstanding—basic	141,181,450	140,909,747	141,151,893	140,967,066
Weighted average shares of common stock outstanding—diluted	141,181,450	140,909,747	141,151,893	140,967,066

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(47,557)	$(31,474)	$(100,912)	$(46,293)
Currency translation adjustments	(695)	3,760	(3,380)	5,774
Net unrealized gains on derivative instruments:
Unrealized gains	3,441	12,312	12,211	13,033
Reclassification adjustment for realized gains	(2,867)	(962)	(5,414)	(248)
Total net unrealized gains on derivative instruments	574	11,350	6,797	12,785
Total other comprehensive (loss) income	(121)	15,110	3,417	18,559
Comprehensive loss	(47,678)	(16,364)	(97,495)	(27,734)
Comprehensive income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,047)	(10,094)	(10,094)
Comprehensive income attributable to participating securities	(207)	(297)	(409)	(850)
Comprehensive loss (income) attributable to non-controlling interest in consolidated real estate entities	3,642	(482)	7,656	(1,748)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	961	508	2,118	1,402
Comprehensive loss attributable to non-controlling interest in the operating partnership	1,246	232	2,312	425
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(47,236)	$(21,603)	$(96,218)	$(38,905)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2024
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, March 31, 2024	$425,000	141,144,592	$1,403	$2,753,640	$—	$3,033	$84,962	$120,526	$3,388,564
Contributions	—	—	—	—	—	—	—	8,481	8,481
Distributions	—	—	—	—	—	—	—	(4,612)	(4,612)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	—	—	55,593	55,593
Transaction costs	—	—	—	(79)	—	—	—	—	(79)
Issuance of unrestricted stock	—	87,769	—	—	—	—	—	—	—
Declared dividend	(5,047)	—	—	(53,938)	46,820	—	(390)	—	(12,555)
Amortization of stock-based compensation	—	—	—	1,284	—	—	6,002	—	7,286
Net income (loss)	5,047	—	—	—	(46,820)	—	(1,225)	(3,751)	(46,749)
Other comprehensive (loss) income	—	—	—	—	—	(209)	(21)	109	(121)
Balance, June 30, 2024	$425,000	141,232,361	$1,403	$2,700,907	$—	$2,824	$89,328	$176,346	$3,395,808

Balance, December 31, 2023	$425,000	141,034,806	$1,403	$2,651,798	$—	$(187)	$80,719	$335,439	$3,494,172
Contributions	—	—	—	—	—	—	—	13,185	13,185
Distributions	—	—	—	—	—	—	—	(18,697)	(18,697)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	—	—	55,593	55,593
Purchase of non-controlling interest	—	—	—	160,581	—	—	—	(201,518)	(40,937)
Transaction costs	—	—	—	(79)	—	—	—	—	(79)
Issuance of unrestricted stock	—	263,014	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(72,157)	(1)	(494)	—	—	—	—	(495)
Declared dividend	(10,094)	—	—	(113,158)	98,820	—	(1,039)	—	(25,471)
Amortization of stock-based compensation	—	—	—	2,127	—	—	12,093	—	14,220
Net income (loss)	10,094	—	—	—	(98,820)	—	(2,454)	(7,920)	(99,100)
Other comprehensive income	—	—	—	—	—	3,011	142	264	3,417
Redemption of common units in operating partnership	—	6,698	—	133	—	—	(133)	—	—
Balance, June 30, 2024	$425,000	141,232,361	$1,403	$2,700,907	$—	$2,824	$89,328	$176,346	$3,395,808

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2023
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, March 31, 2023	$425,000	140,888,769	$1,403	$2,835,061	$—	$(8,147)	$69,605	$375,960	$3,698,882
Contributions		—	—	—	—	—	—	7,708	7,708
Distributions	—	—	—	—	—	—	—	(28,880)	(28,880)
Issuance of unrestricted stock	—	48,933	—	—	—	—	—	—	—
Declared dividend	(5,047)	—	—	(53,591)	35,866	—	(570)	—	(23,342)
Amortization of stock-based compensation	—	—	—	2,388	—	—	4,605	—	6,993
Net income (loss)	5,047	—	—	—	(35,866)	—	(646)	346	(31,119)
Other comprehensive income	—	—	—	—	—	14,560	414	136	15,110
Balance, June 30, 2023	$425,000	140,937,702	$1,403	$2,783,858	$—	$6,413	$73,408	$355,270	$3,645,352

Balance, December 31, 2022	$425,000	141,054,478	$1,409	$2,889,967	$—	$(11,272)	$66,971	$377,756	$3,749,831
Contributions	—	—	—	—	—	—	—	14,205	14,205
Distributions	—	—	—	—	—	—	—	(38,439)	(38,439)
Issuance of unrestricted stock	—	82,861	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(12,237)	—	(87)	—	—	—	—	(87)
Shares repurchased	—	(187,400)	(6)	(1,363)	—	—	—	—	(1,369)
Declared dividend	(10,094)	—	—	(108,959)	55,738	—	(1,739)	—	(65,054)
Amortization of stock-based compensation	—	—	—	4,300	—	—	8,601	—	12,901
Net income (loss)	10,094	—	—	—	(55,738)	—	(928)	1,377	(45,195)
Other comprehensive income	—	—	—	—	—	17,685	503	371	18,559
Balance, June 30, 2023	$425,000	140,937,702	$1,403	$2,783,858	$—	$6,413	$73,408	$355,270	$3,645,352

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,912)	$(46,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	178,652	196,074
Non-cash interest expense	3,909	14,905
Amortization of stock-based compensation	13,485	11,547
Loss from unconsolidated real estate entities	3,224	1,460
Unrealized loss on non-real estate investments	1,943	4
Straight-line rents	3,244	(14,111)
Straight-line rent expenses	2,038	2,509
Amortization of above- and below-market leases, net	(2,703)	(3,239)
Amortization of above- and below-market ground leases, net	1,324	1,377
Amortization of lease incentive costs	500	603
Earnout liability fair value adjustment	—	(3,017)
Gain on sale of real estate	—	(7,046)
Deferred tax provision	471	916
Change in operating assets and liabilities:
Accounts receivable	6,364	(1,989)
Deferred leasing costs and lease intangibles	(11,196)	(9,619)
Prepaid expenses and other assets	(12,226)	(23,474)
Accounts payable, accrued liabilities and other	17,427	22,993
Security deposits, prepaid rent and other	(4,794)	8,083
Net cash provided by operating activities	100,750	151,683
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	—	100,441
Additions to investment in real estate	(88,069)	(155,948)
Cash acquired from consolidation of previously unconsolidated real estate entity	8,814	—
Contributions to non-real estate investments	(919)	(3,339)
Proceeds from sales of non-real estate investments	—	503
Distributions from unconsolidated real estate entities	—	1,895
Contributions to unconsolidated real estate entities	(30,492)	(35,313)
Additions to non-real estate property, plant and equipment	(10,364)	(1,650)
Net cash used in investing activities	(121,030)	(93,411)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	112,341	263,356
Payments of unsecured and secured debt	(30,000)	(384,000)
Settlement of earnout liability	(5,000)	—
Transaction costs	(79)	—
Repurchases of common stock	—	(1,369)
Dividends paid to common stock and unitholders	(15,377)	(54,960)
Dividends paid to preferred stock and unitholders	(10,400)	(10,400)
Distributions to redeemable non-controlling members in consolidated real estate entities	(3,924)	(4,506)
Contributions from non-controlling members in consolidated real estate entities	13,185	14,205
Purchase of non-controlling interest	(40,937)	—
Distributions to non-controlling members in consolidated real estate entities	(18,697)	(38,439)
Payments to satisfy tax withholding obligations	(48)	(87)
Net cash provided by (used in) financing activities	1,064	(216,200)
Net decrease in cash and cash equivalents and restricted cash	(19,216)	(157,928)
Cash and cash equivalents and restricted cash—beginning of period	119,156	285,731
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$99,940	$127,803

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.             FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Investment in real estate, at cost	$8,394,504	$8,212,896
Accumulated depreciation and amortization	(1,776,693)	(1,728,437)
Investment in real estate, net	6,617,811	6,484,459
Non-real estate property, plant and equipment, net	120,761	118,783
Cash and cash equivalents	78,458	100,391
Restricted cash	21,482	18,765
Accounts receivable, net	18,251	24,609
Straight-line rent receivables, net	217,543	220,787
Deferred leasing costs and intangible assets, net	329,310	326,950
Operating lease right-of-use assets	363,843	376,306
Prepaid expenses and other assets, net	109,049	94,145
Investment in unconsolidated real estate entities	212,130	252,711
Goodwill	264,144	264,144
TOTAL ASSETS	$8,352,782	$8,282,050

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$4,114,125	$3,945,314
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	228,036	203,736
Operating lease liabilities	378,785	389,210
Intangible liabilities, net	24,997	27,751
Security deposits, prepaid rent and other	83,940	88,734
Total liabilities	4,896,019	4,720,881

Commitments and contingencies (note 20)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	51,140	57,182

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at June 30, 2024 and December 31, 2023	425,000	425,000
Common units, 144,910,188 and 143,845,239 outstanding at June 30, 2024 and December 31, 2023, respectively	2,791,371	2,733,795
Accumulated other comprehensive income (loss)	3,091	(62)
Total Hudson Pacific Properties, L.P. partners’ capital	3,219,462	3,158,733
Non-controlling interest—members in consolidated real estate entities	176,346	335,439
Total capital	3,395,808	3,494,172
TOTAL LIABILITIES AND CAPITAL	$8,352,782	$8,282,050

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Office
Rental revenues	$172,596	$203,486	$344,023	$406,143
Service and other revenues	3,443	3,805	7,091	7,781
Total office revenues	176,039	207,291	351,114	413,924
Studio
Rental revenues	14,441	16,374	28,041	32,627
Service and other revenues	27,520	21,503	52,868	50,880
Total studio revenues	41,961	37,877	80,909	83,507
Total revenues	218,000	245,168	432,023	497,431
OPERATING EXPENSES
Office operating expenses	75,304	76,767	148,251	150,821
Studio operating expenses	37,952	34,679	75,061	71,923
General and administrative	20,705	18,941	40,415	37,665
Depreciation and amortization	86,798	98,935	178,652	196,074
Total operating expenses	220,759	229,322	442,379	456,483
OTHER INCOME (EXPENSES)
Loss from unconsolidated real estate entities	(2,481)	(715)	(3,224)	(1,460)
Fee income	1,371	2,284	2,496	4,686
Interest expense	(44,159)	(54,648)	(88,248)	(108,455)
Interest income	579	236	1,433	607
Management services reimbursement income—unconsolidated real estate entities	1,042	1,059	2,198	2,123
Management services expense—unconsolidated real estate entities	(1,042)	(1,059)	(2,198)	(2,123)
Transaction-related expenses	113	2,530	(2,037)	1,344
Unrealized loss on non-real estate investments	(1,045)	(843)	(1,943)	(4)
Gain on sale of real estate	—	—	—	7,046
Gain on extinguishment of debt	—	10,000	—	10,000
Other income	1,334	138	1,477	135
Total other expenses	(44,288)	(41,018)	(90,046)	(86,101)
Loss before income tax provision	(47,047)	(25,172)	(100,402)	(45,153)
Income tax provision	(510)	(6,302)	(510)	(1,140)
Net loss	(47,557)	(31,474)	(100,912)	(46,293)
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	3,751	(346)	7,920	(1,377)
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	961	508	2,118	1,402
Net loss attributable to Hudson Pacific Properties, L.P.	(42,845)	(31,312)	(90,874)	(46,268)
Net income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Net income attributable to Series C preferred units	(5,047)	(5,047)	(10,094)	(10,094)
Net income attributable to participating securities	(207)	(297)	(409)	(850)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(48,252)	$(36,809)	$(101,683)	$(57,518)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(0.33)	$(0.26)	$(0.70)	$(0.40)
Net loss attributable to common unitholders—diluted	$(0.33)	$(0.26)	$(0.70)	$(0.40)
Weighted average shares of common units outstanding—basic	144,859,277	143,428,209	144,673,725	143,379,060
Weighted average shares of common units outstanding—diluted	144,859,277	143,428,209	144,673,725	143,379,060

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(47,557)	$(31,474)	$(100,912)	$(46,293)
Currency translation adjustments	(695)	3,760	(3,380)	5,774
Net unrealized gains on derivative instruments:
Unrealized gains	3,441	12,312	12,211	13,033
Reclassification adjustment for realized gains	(2,867)	(962)	(5,414)	(248)
Total net unrealized gains on derivative instruments	574	11,350	6,797	12,785
Total other comprehensive (loss) income	(121)	15,110	3,417	18,559
Comprehensive loss	(47,678)	(16,364)	(97,495)	(27,734)
Comprehensive income attributable to Series A preferred units	(153)	(153)	(306)	(306)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,047)	(10,094)	(10,094)
Comprehensive income attributable to participating securities	(207)	(297)	(409)	(850)
Comprehensive loss (income) attributable to non-controlling interest in consolidated real estate entities	3,642	(482)	7,656	(1,748)
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	961	508	2,118	1,402
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(48,482)	$(21,835)	$(98,530)	$(39,330)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2024
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital		Total Capital
Balance, March 31, 2024	$425,000	144,822,419	$2,839,717	$3,321	$3,268,038	$120,526	$3,388,564
Contributions	—	—	—	—	—	8,481	8,481
Distributions	—	—	—	—	—	(4,612)	(4,612)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	55,593	55,593
Transaction costs	—	—	(79)	—	(79)	—	(79)
Issuance of unrestricted units	—	87,769	—	—	—	—	—
Declared distributions	(5,047)	—	(7,508)	—	(12,555)	—	(12,555)
Amortization of unit-based compensation	—	—	7,286	—	7,286	—	7,286
Net income (loss)	5,047	—	(48,045)	—	(42,998)	(3,751)	(46,749)
Other comprehensive (loss) income	—	—	—	(230)	(230)	109	(121)
Balance, June 30, 2024	$425,000	144,910,188	$2,791,371	$3,091	$3,219,462	$176,346	$3,395,808

Balance, December 31, 2023	$425,000	143,845,239	$2,733,795	$(62)	$3,158,733	$335,439	$3,494,172
Contributions	—	—	—	—	—	13,185	13,185
Distributions	—	—	—	—	—	(18,697)	(18,697)
Purchase of non-controlling interest	—	—	160,581	—	160,581	(201,518)	(40,937)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	55,593	55,593
Transaction costs	—	—	(79)	—	(79)	—	(79)
Issuance of unrestricted units	—	1,137,106	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(72,157)	(495)	—	(495)	—	(495)
Declared distributions	(10,094)	—	(15,377)	—	(25,471)	—	(25,471)
Amortization of unit-based compensation	—	—	14,220	—	14,220	—	14,220
Net income (loss)	10,094	—	(101,274)	—	(91,180)	(7,920)	(99,100)
Other comprehensive income	—	—	—	3,153	3,153	264	3,417
Balance, June 30, 2024	$425,000	144,910,188	$2,791,371	$3,091	$3,219,462	$176,346	$3,395,808

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2023
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital		Total Capital
Balance, March 31, 2023	$425,000	143,407,231	$2,906,168	$(8,246)	$3,322,922	$375,960	$3,698,882
Contributions	—	—	—	—	—	7,708	7,708
Distributions	—	—	—	—	—	(28,880)	(28,880)
Issuance of unrestricted units	—	48,933	—	—	—	—	—
Declared distributions	(5,047)	—	(18,295)	—	(23,342)	—	(23,342)
Amortization of unit-based compensation	—	—	6,993	—	6,993	—	6,993
Net income (loss)	5,047	—	(36,512)	—	(31,465)	346	(31,119)
Other comprehensive income	—	—	—	14,974	14,974	136	15,110
Balance, June 30, 2023	$425,000	143,456,164	$2,858,354	$6,728	$3,290,082	$355,270	$3,645,352

Balance, December 31, 2022	$425,000	143,246,320	$2,958,535	$(11,460)	$3,372,075	$377,756	$3,749,831
Contributions	—	—	—	—	—	14,205	14,205
Distributions	—	—	—	—	—	(38,439)	(38,439)
Issuance of unrestricted units	—	409,481	—	—	—	—	—
Repurchase of common units	—	(187,400)	(1,369)	—	(1,369)	—	(1,369)
Units withheld to satisfy tax withholding obligations	—	(12,237)	(87)	—	(87)	—	(87)
Declared distributions	(10,094)	—	(54,960)	—	(65,054)	—	(65,054)
Amortization of unit-based compensation	—	—	12,901	—	12,901	—	12,901
Net income (loss)	10,094	—	(56,666)	—	(46,572)	1,377	(45,195)
Other comprehensive income	—	—	—	18,188	18,188	371	18,559
Balance, June 30, 2023	$425,000	143,456,164	$2,858,354	$6,728	$3,290,082	$355,270	$3,645,352

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,912)	$(46,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	178,652	196,074
Non-cash interest expense	3,909	14,905
Amortization of unit-based compensation	13,485	11,547
Loss from unconsolidated real estate entities	3,224	1,460
Unrealized loss on non-real estate investments	1,943	4
Straight-line rents	3,244	(14,111)
Straight-line rent expenses	2,038	2,509
Amortization of above- and below-market leases, net	(2,703)	(3,239)
Amortization of above- and below-market ground leases, net	1,324	1,377
Amortization of lease incentive costs	500	603
Earnout liability fair value adjustment	—	(3,017)
Gain on sale of real estate	—	(7,046)
Deferred tax provision	471	916
Change in operating assets and liabilities:
Accounts receivable	6,364	(1,989)
Deferred leasing costs and lease intangibles	(11,196)	(9,619)
Prepaid expenses and other assets	(12,226)	(23,474)
Accounts payable, accrued liabilities and other	17,427	22,993
Security deposits, prepaid rent and other	(4,794)	8,083
Net cash provided by operating activities	100,750	151,683
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	—	100,441
Additions to investment in real estate	(88,069)	(155,948)
Cash acquired from consolidation of previously unconsolidated real estate entity	8,814	—
Contributions to non-real estate investments	(919)	(3,339)
Proceeds from sale of non-real estate investment	—	503
Distributions from unconsolidated real estate entities	—	1,895
Contributions to unconsolidated real estate entities	(30,492)	(35,313)
Additions to non-real estate property, plant and equipment	(10,364)	(1,650)
Net cash used in investing activities	(121,030)	(93,411)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	112,341	263,356
Payments of unsecured and secured debt	(30,000)	(384,000)
Settlement of earnout liability	(5,000)	—
Transaction costs	(79)	—
Repurchases of common units	—	(1,369)
Distributions paid to common unitholders	(15,377)	(54,960)
Distributions paid to preferred unitholders	(10,400)	(10,400)
Distributions to redeemable non-controlling members in consolidated real estate entities	(3,924)	(4,506)
Contributions from non-controlling members in consolidated real estate entities	13,185	14,205
Purchase of non-controlling interest	(40,937)	—
Distributions to non-controlling members in consolidated real estate entities	(18,697)	(38,439)
Payments to satisfy tax withholding obligations	(48)	(87)
Net cash provided by (used in) financing activities	1,064	(216,200)
Net decrease in cash and cash equivalents and restricted cash	(19,216)	(157,928)
Cash and cash equivalents and restricted cash—beginning of period	119,156	285,731
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$99,940	$127,803

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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of June 30, 2024:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	45	13,122,217
Studio	4	1,498,706
Future development	5	1,616,242
Total consolidated portfolio	54	16,237,165
Unconsolidated portfolio(1)
Office(2)	1	1,529,491
Studio(3)	1	232,000
Future development(4)	2	1,617,347
Total unconsolidated portfolio	4	3,378,838
TOTAL	58	19,616,003
__________________
1.The Company owns 20% of the unconsolidated joint venture entity that owns the Bentall Centre property, 35% of the unconsolidated joint venture entity that owns Sunset Waltham Cross Studios and approximately 26% of the unconsolidated joint venture entity that owns the Sunset Pier 94 Studios development. The square footage shown above represents 100% of the properties.
2.Includes Bentall Centre.
3.Includes Sunset Pier 94 Studios and no longer includes Sunset Glenoaks Studios, which is included in the consolidated studio total above. Refer to Note 2 for further details regarding the change in accounting treatment for Sunset Glenoaks Studios.
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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of June 30, 2024, the Company has determined that its operating partnership and 19 joint ventures met the definition of a VIE. 13 of these joint ventures are consolidated and six are unconsolidated.

Consolidated Joint Ventures

During the three months ended March 31, 2024, the Company purchased a 45% ownership interest in Hudson 1455 Market, L.P., a consolidated joint venture, from its joint venture partner for $43.5 million. Following the transaction, the Company owns 100% of the ownership interests in Hudson 1455 Market, L.P.

In April 2024, the Company completed development of Sunset Glenoaks Studios and the property commenced operations. The Company updated its VIE assessment of Sun Valley Peoria, LLC, the owner of Sunset Glenoaks Studios, and concluded that it is the VIE’s primary beneficiary. Therefore, as of June 30, 2024, this investment is no longer accounted under the equity method and is now treated as a consolidated joint venture. Initial consolidation of Sun Valley Peoria, LLC was accounted for in accordance with provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). These provisions generally require that the primary beneficiary should recognize 100% of the identifiable assets acquired (except goodwill), the liabilities assumed and any noncontrolling interests, at fair value. A gain or loss is recognized for the difference between the consideration transferred and the assets and liabilities recognized.

As of June 30, 2024, the operating partnership has determined that 13 of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	None(1)	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%
Sunset Bronson Entertainment Properties, LLC	Sunset Bronson Studios, ICON, CUE	51.0%
Sunset Gower Entertainment Properties, LLC	Sunset Gower Studios	51.0%
Sunset 1440 North Gower Street, LLC	Sunset Gower Studios	51.0%
Sunset Las Palmas Entertainment Properties, LLC	Sunset Las Palmas Studios, Harlow	51.0%
Sunset Services Holdings, LLC	None(2)	51.0%
Sunset Studios Holdings, LLC	EPIC	51.0%
Hudson Media and Entertainment Management, LLC	None(3)	51.0%
Hudson 6040 Sunset, LLC	6040 Sunset	51.0%
Sun Valley Peoria, LLC	Sunset Glenoaks Studios	50.0%
Hudson 1918 Eighth, L.P.	1918 Eighth	55.0%
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
3.Hudson Media and Entertainment Management, LLC manages the following properties: Sunset Gower Studios, Sunset Bronson Studios, Sunset Las Palmas Studios, 6040 Sunset, ICON, CUE, EPIC and Harlow (collectively “Hollywood Media Portfolio”), as well as Sunset Glenoaks Studios.

As of June 30, 2024 and December 31, 2023, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of June 30, 2024, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

The Company’s net equity investment in its unconsolidated joint ventures is reflected within investment in unconsolidated real estate entities on the Consolidated Balance Sheets. The Company’s share of net income or loss from the joint ventures is included within loss from unconsolidated real estate entities on the Consolidated Statements of Operations. The Company uses the cumulative earnings approach for determining cash flow presentation of distributions from unconsolidated joint ventures. Under this approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities. Refer to Note 5 for further details regarding our investments in unconsolidated joint ventures.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Many of the Company’s lease agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As the Company’s leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption, in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the ROU assets and lease liabilities was 5.6% as of June 30, 2024. ROU assets include any lease payments made and exclude lease incentives. ROU assets acquired in connection with business combination transactions are also adjusted for above- and

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
below- market lease terms. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 22 years as of June 30, 2024.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Ancillary revenues	$26,187	$21,020	$50,387	$48,314
Other revenues	$4,257	$3,823	$8,611	$9,341
Studio-related tenant recoveries	$519	$465	$961	$1,006
Management fee income	$1,371	$2,284	$2,496	$4,686
Management services reimbursement income	$1,042	$1,059	$2,198	$2,123

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	June 30, 2024	December 31, 2023
Ancillary revenues	$5,251	$5,478
Other revenues	$1,565	$954

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

As of June 30, 2024 and December 31, 2023, the carrying value of goodwill was $264.1 million. Goodwill was not impaired as of June 30, 2024.

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

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	June 30, 2024	December 31, 2023
Land	$1,249,014	$1,220,339
Building and improvements	6,189,247	5,969,364
Tenant improvements	747,809	818,653
Furniture and fixtures	6,012	8,609
Property under development	202,422	195,931
INVESTMENT IN REAL ESTATE, AT COST	$8,394,504	$8,212,896

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the six months ended June 30, 2024.

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

The Company had no impairments of real estate during the six months ended June 30, 2024 and 2023.

Dispositions of Real Estate

The Company had no dispositions of real estate during the six months ended June 30, 2024.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes information on the disposition of a property considered non-strategic to the Company’s portfolio completed during the six months ended June 30, 2023:

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)	Gain on Sale(2) (in millions)
Skyway Landing	Office	2/6/2023	246,997	$102.0	$7.0
__________________
1.Represents gross sales price before certain credits, prorations and closing costs.
2.Included within gain on sale of real estate on the Consolidated Statement of Operations.

4. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	June 30, 2024	December 31, 2023
Trailers	$74,327	$70,462
Production equipment	37,760	37,100
Trucks and other vehicles	22,056	20,044
Leasehold improvements	18,366	15,888
Other equipment	9,807	6,959
Furniture, fixtures and equipment	5,795	6,112
Non-real estate property, plant and equipment, at cost	168,111	156,565
Accumulated depreciation	(47,350)	(37,782)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$120,761	$118,783

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. See Note 2 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the six months ended June 30, 2024 and 2023.

5. Investment in Unconsolidated Real Estate Entities

The following table summarizes the Company’s investments in unconsolidated joint ventures:

Property	Property Type	Submarket	Ownership Interest	Functional Currency
Sunset Waltham Cross Studios	Development	Broxbourne, United Kingdom	35%	Pound sterling	(1)
Bentall Centre	Operating Property	Downtown Vancouver	20%	Canadian dollar	(2)(3)
Sunset Pier 94 Studios	Development	Manhattan	51%	U.S dollar	(3)(4)
__________________
1.The Company owns 35% of the ownership interests in each of the joint venture entities that own the Sunset Waltham Cross Studios and the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity.
2.The Company serves as the operating member of this joint venture.
3.The Company has guaranteed the joint ventures’ outstanding indebtedness in the amount of $93.5 million at Bentall Centre and $26 thousand at Sunset Pier 94 Studios, respectively. The likelihood of loss relating to the guarantees is remote as of June 30, 2024.
4.As of August 28, 2023, the Company owns 51% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns the Sunset Pier 94 Studios development. The Company’s resulting economic interest in the development is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a completion guarantee, recourse guarantee and guaranty of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of June 30, 2024.

The Company’s maximum exposure related to its unconsolidated joint ventures is limited to its investment and the guarantees provided in relation to the joint ventures’ indebtedness. The Company’s investments in foreign real estate entities are subject to foreign currency fluctuation risk. Such investments are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. The Company’s share of the loss from foreign unconsolidated real estate entities is translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net loss.

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.3 million and

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
$0.1 million as of June 30, 2024 and December 31, 2023, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	June 30, 2024	December 31, 2023(1)
ASSETS
Investment in real estate, net	$1,106,872	$1,295,449
Other assets	45,395	40,790
TOTAL ASSETS	$1,152,267	$1,336,239

LIABILITIES
Secured debt, net	$468,596	$564,949
Other liabilities	44,486	46,947
TOTAL LIABILITIES	513,082	611,896

Company’s capital(2)	188,514	225,898
Partner’s capital	450,671	498,445
TOTAL CAPITAL	639,185	724,343

TOTAL LIABILITIES AND CAPITAL	$1,152,267	$1,336,239
__________________
1.As of December 31, 2023, includes balances related to Sunset Glenoaks, which was accounted for as an equity method investment as of that date.
2.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the loss from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
TOTAL REVENUES	$21,787	$19,271	$39,065	$37,742

TOTAL EXPENSES	31,943	22,600	53,696	44,677

NET LOSS	$(10,156)	$(3,329)	$(14,631)	$(6,935)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	June 30, 2024	December 31, 2023
Deferred leasing costs and in-place lease intangibles	$262,697	$290,969
Accumulated amortization	(128,575)	(150,457)
Deferred leasing costs and in-place lease intangibles, net	134,122	140,512
Lease incentives	18,177	—
Accumulated amortization	(222)	—
Lease incentives, net	17,955	—
Below-market ground leases	77,943	77,943
Accumulated amortization	(22,057)	(20,733)
Below-market ground leases, net	55,886	57,210
Above-market leases	636	673
Accumulated amortization	(388)	(376)
Above-market leases, net	248	297
Customer relationships	97,900	97,900
Accumulated amortization	(33,371)	(26,363)
Customer relationships, net	64,529	71,537
Non-competition agreements	8,200	8,200
Accumulated amortization	(4,103)	(3,279)
Non-competition agreements, net	4,097	4,921
Trade name	37,200	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$329,310	$326,950

Below-market leases	$49,073	$58,833
Accumulated amortization	(24,758)	(31,785)
Below-market leases, net	24,315	27,048
Above-market ground leases	1,095	1,095
Accumulated amortization	(413)	(392)
Above-market ground leases, net	682	703
INTANGIBLE LIABILITIES, NET	$24,997	$27,751

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred leasing costs and in-place lease intangibles(1)	$(8,728)	$(9,809)	$(16,500)	$(19,057)
Lease incentives(2)	$(222)	$—	$(222)	$—
Below-market ground leases(3)	$(672)	$(699)	$(1,345)	$(1,398)
Above-market leases(2)	$(16)	$(15)	$(29)	$(32)
Customer relationships(1)	$(3,504)	$(3,504)	$(7,008)	$(7,008)
Non-competition agreements(1)	$(411)	$(411)	$(823)	$(823)
Below-market leases(2)	$1,298	$1,634	$2,732	$3,271
Above-market ground leases(3)	$10	$10	$21	$21
__________________
1.Amortization is recorded in depreciation and amortization expenses on the Consolidated Statements of Operations.
2.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
3.Amortization is recorded in office operating expenses on the Consolidated Statements of Operations.

7. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to receivables are discussed in the Company’s 2023 Annual Report on Form 10-K.

Accounts Receivable

As of June 30, 2024, accounts receivable was $18.7 million and there was a $0.5 million allowance for doubtful accounts. As of December 31, 2023, accounts receivable was $25.0 million and there was a $0.4 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of June 30, 2024, straight-line rent receivables was $217.5 million and there was no allowance for doubtful accounts. As of December 31, 2023, straight-line rent receivables was $220.8 million and there was no allowance for doubtful accounts.

8. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	June 30, 2024	December 31, 2023
Non-real estate investments	$47,557	$48,581
Deferred tax assets, net	1,999	2,412
Interest rate derivative assets	12,564	6,441
Deferred financing costs, net	3,240	4,316
Prepaid property tax	—	2,075
Prepaid insurance	20,394	10,611
Other	23,295	19,709
PREPAID EXPENSES AND OTHER ASSETS, NET	$109,049	$94,145

Non-Real Estate Investments

The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized (loss) gain on non-real estate investments on the Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company recognized an unrealized loss of $1.0 million and $1.9 million, respectively, on its non-real estate investments due to the changes in fair value. During the three and six months ended June 30, 2023, the Company recognized an unrealized loss of $0.8 million and an unrealized gain of $16.8 thousand, respectively, on its non-real estate investments due to the changes in fair value.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
9. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	June 30, 2024	December 31, 2023	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$272,000	$192,000	SOFR + 1.15% to 1.60%	12/21/2026	(5)
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	2,387,000	2,307,000

Secured debt
Hollywood Media Portfolio	$1,100,000	$1,100,000	SOFR + 1.10%	8/9/2026	(7)
Acquired Hollywood Media Portfolio debt	(30,233)	(30,233)	SOFR + 2.11%	8/9/2026	(7)
Hollywood Media Portfolio, net(8)(9)	1,069,767	1,069,767
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(10)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(11)	101,000	101,000	3.38%	11/6/2028
Sunset Glenoaks Studios(12)(13)	87,201	—	SOFR + 3.10%	1/9/2027
Total secured debt	1,740,268	1,653,067
Total unsecured and secured debt	4,127,268	3,960,067
Unamortized deferred financing costs/loan discounts(14)	(13,143)	(14,753)
TOTAL UNSECURED AND SECURED DEBT, NET	$4,114,125	$3,945,314

JOINT VENTURE PARTNER DEBT(15)	$66,136	$66,136	4.50%	10/9/2032	(16)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2024, which may be different than the interest rates as of December 31, 2023 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of June 30, 2024, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.35%.
4.The Company has a total capacity of $900.0 million available under its unsecured revolving credit facility, up to $225.0 million of which can be used for borrowings in pounds sterling or Canadian dollars. Subject to the satisfaction of certain conditions and lender commitments, the operating partnership may increase the commitments held under the Fourth Amended and Restated Credit Agreement up to a total of $2.0 billion either in the form of an increase to an existing unsecured revolving credit facility or a new loan, including a term loan.
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
12.This loan has a total capacity of $100.6 million and an initial interest rate of SOFR + 3.10% per annum until the construction at Sunset Glenoaks Studios is complete and certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The maturity date includes the effect of extension options. The floating interest rate on the full principal amount has been effectively capped at 4.50% through the use of an interest rate cap.
13.Sunset Glenoaks Studios was consolidated as of June 30, 2024 and unconsolidated as of December 31, 2023. Therefore, the December 31, 2023 balance is reported at $0. The Company has provided various guarantees for this loan, including a completion guarantee, equity guarantee and recourse carve-out guarantee. The Company believes likelihood of loss relating to the completion guarantee is remote as of

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
June 30, 2024.
14.Excludes deferred financing costs related to the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. See Note 8 for details.
15.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property.
16.Includes the option to extend the initial maturity date of October 9, 2028 twice for an additional two-year term each.

Current Year Activity

During the six months ended June 30, 2024, there were $80.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of June 30, 2024:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2024	$—	$—
2025	741,300	—
2026	1,491,767	—
2027	543,201	—
2028	451,000	66,136
Thereafter	900,000	—
TOTAL	$4,127,268	$66,136

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

The following table summarizes existing covenants and their covenant levels as of June 30, 2024 related to our unsecured revolving credit facility and term loans:

Covenant Ratio(1)	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 65%	48.1%
Unsecured indebtedness to unencumbered asset value	≤ 65%	42.6%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.7x
Secured indebtedness to total asset value	≤ 45%	21.0%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.4x
_________________
1.Based on the provisions of the fourth quarter 2023 amendment to the unsecured revolving credit facility, the total leverage and the unsecured leverage thresholds have been extended from 60% to 65% through December 31, 2024 (or until such time as the private placement covenant calculations are amended to reflect the recent adjustments to the credit facility covenants, if sooner).

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes existing covenants and their covenant levels as of June 30, 2024 related to our private placement notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	51.9%
Unsecured indebtedness to unencumbered asset value	≤ 65%	52.1%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.7x
Secured indebtedness to total asset value	≤ 45%	22.6%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.4x
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the Series B, Series C and Series D notes.
2.Based on the provisions of the fourth quarter 2023 amendment to the unsecured revolving credit facility, the total leverage and the unsecured leverage thresholds have been extended from 60% to 65% through December 31, 2024 (or until such time as the private placement covenant calculations are amended to reflect the recent adjustments to the credit facility covenants, if sooner).

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of June 30, 2024:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	44.2%
Total unencumbered assets to unsecured debt	≥ 150%	240.9%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	1.7x
Secured debt to total assets	≤ 45%	19.2%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of June 30, 2024.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of June 30, 2024.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross interest expense(1)	$53,077	$54,425	$103,733	$107,723
Capitalized interest	(10,912)	(7,311)	(19,394)	(14,173)
Non-cash interest expense(2)	1,994	7,534	3,909	14,905
INTEREST EXPENSE	$44,159	$54,648	$88,248	$108,455
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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of June 30, 2024 and December 31, 2023:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Type of Instrument	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate	June 30, 2024	December 31, 2023
Sunset Glenoaks Studios(1)	Cap	Cash flow hedge	$100,600	August 2022	January 2025	4.50%	$359	$—
1918 Eighth	Swap	Cash flow hedge	$172,865	February 2023	October 2025	3.75%	2,216	1,075
1918 Eighth	Cap	Partial cash flow hedge(2)	$314,300	June 2023	December 2025	5.00%	858	952
1918 Eighth	Sold cap(3)	Mark-to-market	$172,865	June 2023	December 2025	5.00%	(472)	(520)
Hollywood Media Portfolio	Cap	Partial cash flow hedge(2)	$1,100,000	August 2023	August 2024	5.70%	—	59
Hollywood Media Portfolio	Sold cap(3)	Mark-to-market	$561,000	August 2023	August 2024	5.70%	—	(29)
Hollywood Media Portfolio	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	7,895	4,355
Hollywood Media Portfolio	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	1,236	—
TOTAL							$12,092	$5,892
__________________
1.Sunset Glenoaks Studios was consolidated as of June 30, 2024 and unconsolidated as of December 31, 2023. Therefore, the December 31, 2023 fair value is reported at $0.
2.$141,435 and $539,000 of the notional amounts of the 1918 Eighth and Hollywood Media Portfolio caps, respectively, have been designated as effective cash flow hedges for accounting purposes. The remainder of each is accounted for under mark-to-market accounting.
3.The sold caps serve to offset the changes in fair value of the portions of the 1918 Eighth and Hollywood Media Portfolio caps that are not designated as cash flow hedges for accounting purposes.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of June 30, 2024, the Company expects $8.4 million of unrealized gain included in accumulated other comprehensive income will be reclassified as a reduction to interest expense in the next 12 months.

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

The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company recognized an income tax provision of

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
$0.5 million for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company recognized an income tax provision of $6.3 million and $1.1 million, respectively.

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is recognized when it is determined that it is more likely than not that a deferred tax asset will not be realized.

The following table presents the components of the deferred tax liabilities, net recognized on the Company’s Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Deferred tax assets, net(1)	$1,999	$2,412
Deferred tax liabilities, net(2)	(3,763)	(3,705)
Deferred tax liabilities, net	$(1,764)	$(1,293)

Total deferred tax assets(3)	$66,619	$54,163
Valuation allowance	(39,984)	(29,477)
Total deferred tax liabilities(3)	(28,399)	(25,979)
Deferred tax liabilities, net	$(1,764)	$(1,293)
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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2024, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2019. The Company has assessed its tax positions for all open years, which as of June 30, 2024 included 2020 to 2022 for federal purposes and 2019 to 2022 for state purposes, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2024 to 2040.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of June 30, 2024:

Year	Amount
Remaining 2024	$288,174
2025	502,770
2026	452,398
2027	397,368
2028	331,781
Thereafter	833,471
TOTAL	$2,805,962

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 12 ground leases, 10 sound stage leases, seven office leases and 17 other leases as of June 30, 2024. The Company’s operating lease obligations have expiration dates ranging from 2024 through 2067, including extension options which the Company is

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of June 30, 2024, the present value of the remaining contractual payments of $694.5 million under the Company’s operating lease agreements was $378.8 million. The corresponding operating lease right-of-use assets amounted to $363.8 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of June 30, 2024:

Year	Lease Payments(1)
Remaining 2024	$20,690
2025	40,513
2026	38,937
2027	36,265
2028	34,364
Thereafter	523,743
Total operating lease payments	694,512
Less: interest portion	(315,727)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$378,785
__________________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Variable rental expense	$2,754	$3,384	$4,857	$6,387
Minimum rental expense	$11,313	$11,093	$22,632	$22,180

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$12,564	$—	$12,564	$—	$6,441	$—	$6,441
Interest rate derivative liabilities(2)	$—	$(472)	$—	$(472)	$—	$(549)	$—	$(549)
Non-real estate investments measured at fair value(1)	$—	$—	$—	$—	$1	$—	$—	$1
Earnout liability(2)	$—	$—	$—	$—	$—	$—	$(5,000)	$(5,000)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$47,557	$—	$—	$—	$48,580
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

The following table summarizes changes in the carrying amount of the earnout liability during the six months ended June 30, 2024:

Balance, December 31, 2023	$(5,000)
Settlement	5,000
Balance, June 30, 2024	$—

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

The table below represents the carrying value and fair value of the Company’s debt as of:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$2,387,000	$1,984,335	$2,307,000	$1,971,410
Secured debt(1)	$1,740,268	$1,724,525	$1,653,067	$1,634,668
Consolidated joint venture partner debt	$66,136	$59,974	$66,136	$59,966
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

14. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of June 30, 2024, 2.0 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $4.81.

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

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expensed stock compensation(1)	$6,918	$6,311	$13,485	$11,547
Capitalized stock compensation(2)	484	682	1,089	1,354
TOTAL STOCK COMPENSATION(3)	$7,402	$6,993	$14,574	$12,901
_________________
1.Amounts are recorded in general and administrative expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Part of the stock compensation amount incurred during the six months ended June 30, 2024 is settled in cash. The rest of the amount is recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and six months ended June 30, 2024 and 2023, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Basic and diluted net loss available to common stockholders	$(47,027)	$(36,163)	$(99,229)	$(56,590)
Denominator:
Basic weighted average common shares outstanding	141,181,450	140,909,747	141,151,893	140,967,066
Effect of dilutive instruments(1)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	141,181,450	140,909,747	141,151,893	140,967,066
Basic earnings per common share	$(0.33)	$(0.26)	$(0.70)	$(0.40)
Diluted earnings per common share	$(0.33)	$(0.26)	$(0.70)	$(0.40)

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

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and six months ended June 30, 2024 and 2023, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Basic and diluted net loss available to common unitholders	$(48,252)	$(36,809)	$(101,683)	$(57,518)
Denominator:
Basic weighted average common units outstanding	144,859,277	143,428,209	144,673,725	143,379,060
Effect of dilutive instruments(1)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	144,859,277	143,428,209	144,673,725	143,379,060
Basic earnings per common unit	$(0.33)	$(0.26)	$(0.70)	$(0.40)
Diluted earnings per common unit	$(0.33)	$(0.26)	$(0.70)	$(0.40)
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

16. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of June 30, 2024 and December 31, 2023, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Series A Redeemable Preferred Units	Consolidated Real Estate Entity	Series A Redeemable Preferred Units	Consolidated Real Estate Entity
BEGINNING OF PERIOD	$9,815	$52,108	$9,815	$57,182
Distributions	—	(7)	—	(3,924)
Declared dividend	(153)	—	(306)	—
Net income (loss)	153	(961)	306	(2,118)
END OF PERIOD	$9,815	$51,140	$9,815	$51,140

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive (loss) income (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2023	$3,656	$(3,843)	$(187)
Unrealized gains (losses) recognized in AOCI	11,518	(3,219)	8,299
Reclassification from AOCI into income(1)	(5,288)	—	(5,288)
Net change in AOCI	6,230	(3,219)	3,011
BALANCE AT JUNE 30, 2024	$9,886	$(7,062)	$2,824
__________________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2023	$3,813	$(3,875)	$(62)
Unrealized gains (losses) recognized in AOCI	12,086	(3,380)	8,706
Reclassification from AOCI into income(1)	(5,553)	—	(5,553)
Net change in AOCI	6,533	(3,380)	3,153
BALANCE AT JUNE 30, 2024	$10,346	$(7,255)	$3,091
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
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	June 30, 2024	December 31, 2023
Company-owned common units in the operating partnership	141,232,361	141,034,806
Company’s ownership interest percentage	97.5%	98.0%
Non-controlling common units in the operating partnership(1)	3,677,827	2,810,433
Non-controlling ownership interest percentage	2.5%	2.0%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of June 30, 2024, this amount represents both common units and performance units of 550,969 and 3,126,858, respectively. As of December 31, 2023, this amount represents both common units and performance units in the amount of 550,969 and 2,259,464, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the six months ended June 30, 2024.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the six months ended June 30, 2024. A cumulative total of $65.8 million has been sold as of June 30, 2024.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. The Company did not utilize the share repurchase program during the six months ended June 30, 2024. Since commencement of the program, a cumulative total of $214.7 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock	$0.05	$0.125	$0.10	$0.375
Common units	$0.05	$0.125	$0.10	$0.375
Series A preferred units	$0.3906	$0.3906	$0.7812	$0.7812
Series C preferred stock	$0.296875	$0.296875	$0.593750	$0.5937500

Performance units	$0.05	$0.125	$0.10	$0.375
Payment date	June 27, 2024	June 30, 2023	N/A	N/A
Record date	June 17, 2024	June 20, 2023	N/A	N/A

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

The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Office segment
Office revenues	$176,039	$207,291	$351,114	$413,924
Office expenses	(75,304)	(76,767)	(148,251)	(150,821)
Office segment profit	100,735	130,524	202,863	263,103
Studio segment
Studio revenues	41,961	37,877	80,909	83,507
Studio expenses	(37,952)	(34,679)	(75,061)	(71,923)
Studio segment profit	4,009	3,198	5,848	11,584
TOTAL SEGMENT PROFIT	$104,744	$133,722	$208,711	$274,687

Segment revenues	$218,000	$245,168	$432,023	$497,431
Segment expenses	(113,256)	(111,446)	(223,312)	(222,744)
TOTAL SEGMENT PROFIT	$104,744	$133,722	$208,711	$274,687

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below is a reconciliation of net loss to total profit from all segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET LOSS	$(47,557)	$(31,474)	$(100,912)	$(46,293)
General and administrative	20,705	18,941	40,415	37,665
Depreciation and amortization	86,798	98,935	178,652	196,074
Loss from unconsolidated real estate entities	2,481	715	3,224	1,460
Fee income	(1,371)	(2,284)	(2,496)	(4,686)
Interest expense	44,159	54,648	88,248	108,455
Interest income	(579)	(236)	(1,433)	(607)
Management services reimbursement income—unconsolidated real estate entities	(1,042)	(1,059)	(2,198)	(2,123)
Management services expense—unconsolidated real estate entities	1,042	1,059	2,198	2,123
Transaction-related expenses	(113)	(2,530)	2,037	(1,344)
Unrealized loss on non-real estate investments	1,045	843	1,943	4
Gain on sale of real estate	—	—	—	(7,046)
Gain on extinguishment of debt	—	(10,000)	—	(10,000)
Other income	(1,334)	(138)	(1,477)	(135)
Income tax provision	510	6,302	510	1,140
TOTAL PROFIT FROM ALL SEGMENTS	$104,744	$133,722	$208,711	$274,687

19. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three and six months ended June 30, 2024, the Company recognized $1.0 million and $2.2 million, respectively, of reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations. During the three and six months ended June 30, 2023, the Company recognized $1.1 million and $2.1 million, respectively, of such reimbursement income.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of June 30, 2024, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $5.5 million and $5.7 million, respectively, as compared to right-of-use assets and lease liabilities of $6.2 million and $6.4 million, respectively, as of December 31, 2023. During the three and six months ended June 30, 2024, the Company recognized $0.3 million and $0.6 million, respectively, of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statement of Operations related to these leases. During the three and six months ended June 30, 2023, the Company recognized $0.2 million and $0.5 million, respectively, of related rental expense.

20. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of June 30, 2024, the Company has contributed $39.1 million to these funds, net of distributions, with $11.9 million remaining to be contributed.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2024, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of June 30, 2024, the Company had $4.3 million in outstanding letters of credit under the unsecured revolving credit facility. The letters of credit are largely related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of June 30, 2024, the Company had $124.9 million in related commitments.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for interest, net of capitalized interest	$78,981	$89,393
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$95,782	$143,881
Ground lease remeasurements	$—	$4,111
Redemption of common units in the operating partnership	$133	$—
Assets recognized upon consolidation of previously unconsolidated real estate entity	$197,968	$—
Liabilities recognized upon consolidation of previously unconsolidated real estate entity	$86,565	$—
Derecognition of equity method investment upon consolidation of previously unconsolidated real estate entity	$55,593	$—

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc and Hudson Pacific Properties, L.P.:

	Six Months Ended June 30,
	2024	2023
BEGINNING OF PERIOD
Cash and cash equivalents	$100,391	$255,761
Restricted cash	18,765	29,970
TOTAL	$119,156	$285,731

END OF PERIOD
Cash and cash equivalents	$78,458	$109,220
Restricted cash	21,482	18,583
TOTAL	$99,940	$127,803

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
22. Subsequent Events

On August 7, 2024, the Company entered into an interest rate cap agreement to cap SOFR at a rate of 6.0101% effective as of August 15, 2024 through August 15, 2025 on the $1.1 billion loan secured by the Hollywood Media Portfolio.

On August 7, 2024, the Company sold an interest rate cap with a fixed rate of 6.0101% effective as of August 15, 2024 through August 15, 2025 on $561.0 million of indebtedness, which amount corresponds to our pro rata share of the loan secured by the Hollywood Media Portfolio. The sold cap serves to offset the effect of our pro rata share of the $1.1 billion interest rate cap on the Hollywood Media Portfolio loan.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at June 30, 2024, our portfolio of owned real estate included office properties comprising approximately 14.7 million square feet, studio properties comprising approximately 47 sound stages and 1.7 million square feet and land properties comprising approximately 3.2 million square feet of undeveloped density rights. Our production services assets include vehicles, lighting and grip, production supplies and other equipment and the lease rights to 27 sound stages.

As of June 30, 2024, our in-service office portfolio was 80.0% leased (including leases not yet commenced). Our same-store studio properties were 76.1% leased for the average percent leased for the 12 months ended June 30, 2024.

The following table summarizes our portfolio as of June 30, 2024:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	42	13,103,410	78.5%	79.8%	$55.41
Stabilized non-same store(5)	1	31,613	—	—	—
Total stabilized	43	13,135,023	78.3	79.6	55.41
Lease-up(5)(6)	1	723,943	85.7	87.5	62.86
Total in-service office	44	13,858,966	78.7	80.0	55.84
STUDIO
Same-store(7)	3	1,232,462	76.1	76.1	46.82
Total	3	1,232,462
Repositioning(5)(8)	1	271,986	—	—	—
Development(5)(9)	3	1,019,000	0.3	0.3	—
Total repositioning and development	4	1,290,986
Total office and studio properties	51	16,382,414
Future development(10)	7	3,233,589
TOTAL	58	19,616,003
__________________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of June 30, 2024, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended June 30, 2024, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of June 30, 2024 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of June 30, 2024. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of June 30, 2024. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of June 30, 2024. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended June 30, 2024, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of June 30, 2024.
4.Same-store office for the three months ended June 30, 2024 defined as all properties owned and included in our stabilized office portfolio as of April 1, 2023 and still owned and included in the stabilized office portfolio as of June 30, 2024.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of June 30, 2024.
7.Includes studio properties owned and included in our portfolio as of April 1, 2023 and still owned and included in our portfolio as of June 30, 2024.

8.See Repositioning table in this document for the office and studio projects under repositioning as of June 30, 2024.
9.Includes 546,000 square feet related to the office development Washington 1000, 241,000 square feet related to Sunset Glenoaks Studios and 232,000 square feet related to Sunset Pier 94 Studios.
10.Includes pending entitlement to develop approximately 500 residential units at 10900-10950 Washington.

Overview

Business Acquisitions

We had no business acquisitions during the six months ended June 30, 2024.

Property Acquisitions

We had no property acquisitions during the six months ended June 30, 2024.

Property Dispositions

We had no property dispositions during the six months ended June 30, 2024.

In Process and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of June 30, 2024:

	Type	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
New York, New York
Sunset Pier 94 Studios(3)	Studio	Manhattan	232,000	Q4-2025	Q3-2026
TOTAL			232,000

Recently Completed:
Los Angeles, California
Sunset Glenoaks Studios(2)	Studio	Sun Valley	241,000	Q2-2024	Q3-2024
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q2-2024	Q2-2026
TOTAL			787,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(4)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(4)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(4)	Residential	Hollywood	33 units/19,816	TBD	TBD
Element LA—Development	Office	West Los Angeles	500,000	TBD	TBD
10900/10950 Washington(5)	Residential	West Los Angeles	N/A	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(6)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(7)	Studio	Broxbourne	1,167,347	TBD	TBD
TOTAL			3,233,589

TOTAL UNDER CONSTRUCTION, RECENTLY COMPLETED AND FUTURE DEVELOPMENT			4,252,589
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
2.We own 50% of the ownership interests in the consolidated joint venture that owns Sunset Glenoaks Studios.
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

The following table summarizes the portions of office and studio projects currently under repositioning as of June 30, 2024:

Location	Submarket	Square Feet
Repositioning:
899 Howard	San Francisco	96,240
Page Mill Center	Palo Alto	79,056
Rincon Center	San Francisco	36,905
Metro Plaza	North San Jose	21,801
Sunset Las Palmas Studios	Hollywood	18,594
Palo Alto Square	Palo Alto	12,740
Sunset Gower Studios	Hollywood	6,650
TOTAL REPOSITIONING		271,986

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

Office Lease Expirations

The following table summarizes the lease expirations for leases in place as of June 30, 2024, plus available space, beginning January 1, 2024 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Square Footage of Expiring Lease	% of Office Portfolio Square Feet	Annualized Base Rent(2)	% of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration(2)	Annualized Base Rent Per Lease Square Foot at Expiration(2)
Vacant		3,561,665	3,413,297	27.6%
Q2-2024	8	83,565	80,648.7		3,312,076.6		41.07	3,312,078	41.07
Q3-2024	30	222,035	204,764	1.7	12,854,847	2.5	62.78	12,864,571	62.83
Q4-2024	73	522,120	472,475	3.7	28,593,220	5.5	60.52	28,982,665	61.34
Total 2024	111	827,720	757,887	6.1	44,760,143	8.6	59.06	45,159,314	59.59
2025	186	1,993,509	1,730,313	14.0	99,025,256	18.9	57.23	100,764,272	58.23
2026	111	748,308	689,151	5.6	42,572,684	8.2	61.78	44,954,184	65.23
2027	121	1,126,402	974,637	7.9	59,716,224	11.4	61.27	64,206,197	65.88
2028	77	1,233,211	1,032,324	8.3	73,521,259	14.1	71.22	80,848,621	78.32
2029	61	645,607	515,554	4.2	34,716,046	6.7	67.34	38,532,543	74.74
2030	29	1,661,594	1,315,149	10.6	72,925,120	14.0	55.45	82,746,701	62.92
2031	21	1,106,520	671,023	5.4	40,684,945	7.8	60.63	51,317,875	76.48
2032	10	245,879	143,943	1.2	8,658,266	1.7	60.15	10,779,625	74.89
2033	15	540,351	433,785	3.5	23,156,283	4.4	53.38	29,269,635	67.47
Thereafter	25	497,623	313,928	2.5	14,046,140	2.7	44.74	22,308,409	71.06
Building management use(3)	50	252,486	225,590	1.8	—	—	—	—	—
Signed leases not commenced	36	180,733	166,068	1.3	7,786,309	1.5	46.89	8,874,369	53.44
Portfolio Total/Weighted Average	853	14,621,608	12,382,649	100.0%	$521,568,675	100.0%	$58.15	$579,761,745	$64.64
__________________
1.Does not include 24 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of June 30, 2024 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of June 30, 2024. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of June 30, 2024. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of June 30, 2024.
3.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Renewals(1)
Number of leases	33	30	70	69
Square feet	183,475	191,362	399,031	386,779
Tenant improvement costs per square foot(2)(3)	$25.42	$9.91	$26.23	$10.60
Leasing commission costs per square foot(2)	14.05	6.95	12.25	5.75
Total tenant improvement and leasing commission costs(2)	$39.47	$16.86	$38.48	$16.35

New leases(4)
Number of leases	49	31	82	67
Square feet	356,056	211,869	649,115	360,521
Tenant improvement costs per square foot(2)(3)	$58.33	$23.96	$50.24	$42.13
Leasing commission costs per square foot(2)	11.65	9.42	12.43	11.54
Total tenant improvement and leasing commission costs(2)	$69.98	$33.38	$62.67	$53.67

TOTAL
Number of leases	82	61	152	136
Square feet	539,531	403,231	1,048,146	747,300
Tenant improvement costs per square foot(2)(3)	$47.19	$17.58	$41.46	$26.45
Leasing commission costs per square foot(2)	12.46	8.31	12.37	8.66
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$59.65	$25.89	$53.83	$35.11
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

Financings

During the six months ended June 30, 2024, there were $80.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

On May 3, 2024, the Company entered into an amendment to its unsecured revolving credit facility in order to, among other things, replace CDOR as a reference rate for Canadian dollar-denominated loans under the Canadian facility with a term CORRA-based rate.

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

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Net Loss

For the three months ended June 30, 2024, the Company recorded net loss of $47.6 million compared to $31.5 million for the three months ended June 30, 2023. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of April 1, 2023 and still owned and included in the stabilized portfolio as of June 30, 2024; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2024	2023
Net loss	$(47,557)	$(31,474)	$(16,083)	51.1%
Adjustments:
Loss from unconsolidated real estate entities	2,481	715	1,766	247.0
Fee income	(1,371)	(2,284)	913	(40.0)
Interest expense	44,159	54,648	(10,489)	(19.2)
Interest income	(579)	(236)	(343)	145.3
Management services reimbursement income—unconsolidated real estate entities	(1,042)	(1,059)	17	(1.6)
Management services expense—unconsolidated real estate entities	1,042	1,059	(17)	(1.6)
Transaction-related expenses	(113)	(2,530)	2,417	(95.5)
Unrealized loss on non-real estate investments	1,045	843	202	24.0
Gain on extinguishment of debt	—	(10,000)	10,000	(100.0)
Other income	(1,334)	(138)	(1,196)	866.7
Income tax provision	510	6,302	(5,792)	(91.9)
General and administrative	20,705	18,941	1,764	9.3
Depreciation and amortization	86,798	98,935	(12,137)	(12.3)
NOI	$104,744	$133,722	$(28,978)	(21.7)%

Same-store NOI	$103,322	$119,073	$(15,751)	(13.2)%
Non-same-store NOI	1,422	14,649	(13,227)	(90.3)
NOI	$104,744	$133,722	$(28,978)	(21.7)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended June 30,
	2024	2023
Same-store office
Number of properties	41	41
Rentable square feet	11,573,919	11,573,919
Ending % leased	78.7%	85.8%
Ending % occupied	77.4%	84.3%
Average % occupied for the period	77.6%	84.7%
Average annual rental rate per square foot	$59.10	$57.94

Same-store studio
Number of properties	3	3
Rentable square feet	1,232,462	1,232,462
Average % leased for the period(1)	76.1%	86.5%
__________________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended June 30,
	2024			2023
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$161,780	$10,816	$172,596	$175,603	$27,883	$203,486
Service and other revenues	3,426	17	3,443	3,780	25	3,805
Total office revenues	165,206	10,833	176,039	179,383	27,908	207,291

Studio
Rental	10,638	3,803	14,441	13,093	3,281	16,374
Service and other revenues	9,648	17,872	27,520	4,468	17,035	21,503
Total studio revenues	20,286	21,675	41,961	17,561	20,316	37,877

Total revenues	185,492	32,508	218,000	196,944	48,224	245,168

Operating expenses
Office operating expenses	69,590	5,714	75,304	68,362	8,405	76,767
Studio operating expenses	12,580	25,372	37,952	9,509	25,170	34,679
Total operating expenses	82,170	31,086	113,256	77,871	33,575	111,446

Office NOI	95,616	5,119	100,735	111,021	19,503	130,524
Studio NOI	7,706	(3,697)	4,009	8,052	(4,854)	3,198
NOI	$103,322	$1,422	$104,744	$119,073	$14,649	$133,722

The following table gives further detail on our change in NOI:

	Three Months Ended June 30, 2024 as compared to Three Months Ended June 30, 2023
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(13,823)	(7.9)%	$(17,067)	(61.2)%	$(30,890)	(15.2)%
Service and other revenues	(354)	(9.4)	(8)	(32.0)	(362)	(9.5)
Total office revenues	(14,177)	(7.9)	(17,075)	(61.2)	(31,252)	(15.1)

Studio
Rental	(2,455)	(18.8)	522	15.9	(1,933)	(11.8)
Service and other revenues	5,180	115.9	837	4.9	6,017	28.0
Total studio revenues	2,725	15.5	1,359	6.7	4,084	10.8

Total revenues	(11,452)	(5.8)	(15,716)	(32.6)	(27,168)	(11.1)

Operating expenses
Office operating expenses	1,228	1.8	(2,691)	(32.0)	(1,463)	(1.9)
Studio operating expenses	3,071	32.3	202	0.8	3,273	9.4
Total operating expenses	4,299	5.5	(2,489)	(7.4)	1,810	1.6

Office NOI	(15,405)	(13.9)	(14,384)	(73.8)	(29,789)	(22.8)
Studio NOI	(346)	(4.3)	1,157	(23.8)	811	25.4
NOI	$(15,751)	(13.2)%	$(13,227)	(90.3)%	$(28,978)	(21.7)%

NOI decreased $29.0 million, or 21.7%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily resulting from:

•a $13.2 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $14.4 million primarily resulting from the sales of our One Westside and Westside Two properties in December 2023 and 604 Arizona and 3401 Exposition in August 2023, partially offset by an increase due to new leases commencing at our Metro Center property during the first half of 2024; partially offset by
•an increase in studio NOI of $1.2 million driven by increased activity at Quixote during the three months ended June 30, 2024.
•a $15.8 million decrease in same-store NOI driven by a decrease in office NOI of $15.4 million primarily due to:
•a $13.8 million decrease in rental revenues primarily driven by lease expirations at several properties in the San Francisco Bay Area throughout the second half of 2023 and first half of 2024 partially offset by a reversal of straight-line rent reserve for WeWork at our Hill7 property; and
•a $1.2 million increase in operating expenses predominantly due to higher tax and utility expenses at several properties in 2024.

Other Income (Expenses)

Loss from unconsolidated real estate entities

We recorded a $2.5 million loss from unconsolidated real estate entities for the three months ended June 30, 2024 compared to $0.7 million for the three months ended June 30, 2023. The change was primarily driven by higher interest expense at the unconsolidated entities due to an increase in the average reference rates for variable rate debt.

Fee income

We recognized fee income of $1.4 million for the three months ended June 30, 2024 compared to $2.3 million for the three months ended June 30, 2023. Fee income represents the management fee income earned from our unconsolidated real estate entities. The primary reason for the decrease in fee income is due to less construction activity at Sunset Waltham Cross during the three months ended June 30, 2024.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Gross interest expense(1)	$53,077	$54,425	$(1,348)	(2.5)%
Capitalized interest	(10,912)	(7,311)	(3,601)	49.3
Non-cash interest expense(2)	1,994	7,534	(5,540)	(73.5)
TOTAL	$44,159	$54,648	$(10,489)	(19.2)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $1.3 million, or 2.5%, to $53.1 million for the three months ended June 30, 2024 compared to $54.4 million for the three months ended June 30, 2023. The decrease was primarily driven by a repayment of the One Westside & Westside Two construction loan in December 2023, a decrease in the average outstanding borrowings on the Company’s unsecured revolving credit facility and repayments of the Quixote seller note in April 2023 and Series E notes in September 2023.

Capitalized interest increased by $3.6 million, or 49.3%, to $10.9 million for the three months ended June 30, 2024 compared to $7.3 million for the three months ended June 30, 2023. The increase was primarily driven by development activity at Washington 1000 and Sunset Glenoaks and Sunset Pier 94 Studios. An increase in the average reference rates for the Company’s variable rate debt also contributed to the increase. The increase was partially offset by a reduction in capitalized interest due to the sale of the Westside Two property in December 2023.

Non-cash interest expense decreased by $5.5 million, or 73.5%, to $2.0 million for the three months ended June 30, 2024 compared to $7.5 million for the three months ended June 30, 2023. The decrease was primarily driven by the amortization of mark-to-market gains related to the interest rate cap on our Hollywood Media Portfolio loan during the three months ended June 30, 2023. The cap expired in August 2023 and was accounted for under the mark-to-market approach until it was designated as a cash flow hedge in December 2022. Additionally, there was a decrease in deferred financing cost amortization due to the deferred financing costs related to the Hollywood Media Portfolio debt being fully amortized as of August 2023 and the write-off of the deferred financing costs related to the One Westside & Westside Two construction loan in December 2023.

Interest income

Interest income increased by $0.3 million, or 145.3%, to $0.6 million for the three months ended June 30, 2024 compared to $0.2 million for the three months ended June 30, 2023. The increase was primarily driven by an increase in interest earned on cash deposits in interest-bearing accounts.

Transaction-related expenses

Transaction-related expenses decreased by $2.4 million, or 95.5%, to $0.1 million for the three months ended June 30, 2024 compared to $2.5 million for the three months ended June 30, 2023. The decrease was primarily related to the remeasurement of the Zio earnout liability to fair value during the three months ended June 30, 2023.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $1.0 million for the three months ended June 30, 2024 compared to an unrealized loss of $0.8 million for the three months ended June 30, 2023, which were due to the observable changes in the fair value of the investments.

Gain on extinguishment of debt

During the three months ended June 30, 2023, we recognized a $10.0 million gain on extinguishment of debt due to the settlement of the Quixote note payable at a discount. No gain or loss on extinguishment of debt was recognized during the three months ended June 30, 2024.

Other income

During the three months ended June 30, 2024, we recognized other income of $1.3 million. During the three months ended June 30, 2023, we recognized other income of $0.1 million. This increase was primarily driven by the sale of a non-real estate investment during the three months ended June 30, 2024.

Income tax provision

We recorded an income tax provision of $0.5 million for the three months ended June 30, 2024 compared to $6.3 million for the three months ended June 30, 2023. The change was primarily due to a valuation allowance recorded against certain deferred tax assets as well as the tax impact of the gain on extinguishment of debt recognized during the three months ended June 30, 2023.

General and administrative expenses

General and administrative expenses increased by $1.8 million, or 9.3%, to $20.7 million for the three months ended June 30, 2024 compared to $18.9 million for the three months ended June 30, 2023. The increase was primarily driven by an increase in non-cash compensation, salaries and wages, bonuses and information technology-related expenses, as well as lower capitalization of expenses during the three months ended June 30, 2024 as compared to the prior period. The increase was partially offset by lower professional fees expense during the three months ended June 30, 2024.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $12.1 million, or 12.3%, to $86.8 million for the three months ended June 30, 2024 compared to $98.9 million for the three months ended June 30, 2023. The decrease was primarily related to the sales of our One Westside and Westside Two properties in December 2023 and 604 Arizona and 3401 Exposition in August 2023.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Net Loss

Net loss increased $54.6 million, or 118.0%, to $100.9 million for the six months ended June 30, 2024 compared to $46.3 million for the six months ended June 30, 2023. Net loss increased for the reasons discussed below with respect to the decrease in net operating income for the same period.

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2023 and still owned and included in the stabilized portfolio as of June 30, 2024; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2024	2023
Net loss	$(100,912)	$(46,293)	$(54,619)	118.0%
Adjustments:
Loss from unconsolidated real estate entities	3,224	1,460	1,764	120.8
Fee income	(2,496)	(4,686)	2,190	(46.7)
Interest expense	88,248	108,455	(20,207)	(18.6)
Interest income	(1,433)	(607)	(826)	136.1
Management services reimbursement income—unconsolidated real estate entities	(2,198)	(2,123)	(75)	3.5
Management services expense—unconsolidated real estate entities	2,198	2,123	75	3.5
Transaction-related expenses	2,037	(1,344)	3,381	(251.6)
Unrealized loss on non-real estate investments	1,943	4	1,939	48,475.0
Gain on sale of real estate	—	(7,046)	7,046	(100.0)
Gain on extinguishment of debt	—	(10,000)	10,000	(100.0)
Other income	(1,477)	(135)	(1,342)	994.1
Income tax provision	510	1,140	(630)	(55.3)
General and administrative	40,415	37,665	2,750	7.3
Depreciation and amortization	178,652	196,074	(17,422)	(8.9)
NOI	$208,711	$274,687	$(65,976)	(24.0)%

Same-store NOI	208,716	244,094	(35,378)	(14.5)%
Non-same-store NOI	(5)	30,593	(30,598)	(100.0)
NOI	$208,711	$274,687	$(65,976)	(24.0)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Six Months Ended June 30,
	2024	2023
Same-store office
Number of properties	41	41
Rentable square feet	11,573,919	11,573,919
Ending % leased	78.7%	85.8%
Ending % occupied	77.4%	84.3%
Average % occupied for the period	77.8%	83.3%
Average annual rental rate per square foot	$59.10	$57.94

Same-store studio
Number of properties	3	3
Rentable square feet	1,232,462	1,232,462
Average % occupied for the period(1)	76.1%	86.5%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Six Months Ended June 30,
	2024			2023
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$323,213	$20,810	$344,023	$352,422	$53,721	$406,143
Service and other revenues	7,052	39	7,091	7,738	43	7,781
Total office revenues	330,265	20,849	351,114	360,160	53,764	413,924

Studio
Rental	21,409	6,632	28,041	26,563	6,064	32,627
Service and other revenues	18,203	34,665	52,868	13,387	37,493	50,880
Total studio revenues	39,612	41,297	80,909	39,950	43,557	83,507

Total revenues	369,877	62,146	432,023	400,110	97,321	497,431

Operating expenses
Office operating expenses	136,989	11,262	148,251	134,476	16,345	150,821
Studio operating expenses	24,172	50,889	75,061	21,540	50,383	71,923
Total operating expenses	161,161	62,151	223,312	156,016	66,728	222,744

Office NOI	193,276	9,587	202,863	225,684	37,419	263,103
Studio NOI	15,440	(9,592)	5,848	18,410	(6,826)	11,584
NOI	$208,716	$(5)	$208,711	$244,094	$30,593	$274,687

The following table gives further detail on our change in NOI:

	Six Months Ended June 30, 2024 as compared to Six Months Ended June 30, 2023
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(29,209)	(8.3)%	$(32,911)	(61.3)%	$(62,120)	(15.3)%
Service and other revenues	(686)	(8.9)	(4)	(9.3)	(690)	(8.9)
Total office revenues	(29,895)	(8.3)	(32,915)	(61.2)	(62,810)	(15.2)

Studio
Rental	(5,154)	(19.4)	568	9.4	(4,586)	(14.1)
Service and other revenues	4,816	36.0	(2,828)	(7.5)	1,988	3.9
Total studio revenues	(338)	(0.8)	(2,260)	(5.2)	(2,598)	(3.1)

Total revenues	(30,233)	(7.6)	(35,175)	(36.1)	(65,408)	(13.1)

Operating expenses
Office operating expenses	2,513	1.9	(5,083)	(31.1)	(2,570)	(1.7)
Studio operating expenses	2,632	12.2	506	1.0	3,138	4.4
Total operating expenses	5,145	3.3	(4,577)	(6.9)	568	0.3

Office NOI	(32,408)	(14.4)	(27,832)	(74.4)	(60,240)	(22.9)
Studio NOI	(2,970)	(16.1)	(2,766)	40.5	(5,736)	(49.5)
NOI	$(35,378)	(14.5)%	$(30,598)	(100.0)%	$(65,976)	(24.0)%

NOI decreased $66.0 million, or 24.0%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily resulting from:

•a $30.6 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $27.8 million primarily due to the sales of our One Westside and Westside Two properties in December 2023 and 604 Arizona and 3401 Exposition in August 2023; and
•a decrease in studio NOI of $2.8 million driven by residual impact from the Writers Guild of America strike and the Screen Actors Guild - American Federation of Television and Radio Artists strike.
•a $35.4 million decrease in same-store NOI driven by:
•a decrease in office NOI of $32.4 million primarily due to:
•a $29.2 million decrease in rental revenues mainly driven by lease expirations at several properties in the San Francisco Bay Area throughout the second half of 2023 and first half of 2024 partially offset by a reversal of straight-line rent reserve for WeWork at our Hill7 property; and
•a $2.5 million increase in operating expenses predominantly due to a prior-period property tax reimbursement at our ICON property;
•a decrease in studio NOI of $3.0 million primarily due to a lease expiration at our Sunset Las Palmas Studios partially offset by increased production activity at our Sunset Gower Studios during the six months ended June 30, 2024.

Other Income (Expenses)

Loss from unconsolidated real estate entities

We recorded a $3.2 million loss from unconsolidated real estate entities for the six months ended June 30, 2024 compared to $1.5 million for the six months ended June 30, 2023. The change was primarily driven by higher interest expense at the unconsolidated entities due to an increase in the average reference rates for variable rate debt.

Fee income

We recognized fee income of $2.5 million for the six months ended June 30, 2024 compared to $4.7 million for the six months ended June 30, 2023. Fee income represents the management fee income earned from our unconsolidated real estate entities. The primary reason for the decrease in fee income is due to less construction activity at Sunset Waltham Cross during the six months ended June 30, 2024.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Gross interest expense(1)	$103,733	$107,723	$(3,990)	(3.7)%
Capitalized interest	(19,394)	(14,173)	(5,221)	36.8
Non-cash interest expense(2)	3,909	14,905	(10,996)	(73.8)
TOTAL	$88,248	$108,455	$(20,207)	(18.6)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $4.0 million, or 3.7%, to $103.7 million for the six months ended June 30, 2024 compared to $107.7 million for the six months ended June 30, 2023. The decrease was primarily driven by a decrease in the average outstanding borrowings on the Company’s unsecured revolving credit facility, and repayments of the One Westside & Westside Two construction loan in December 2023, Quixote seller note in April 2023 and Series E notes in September 2023.

Capitalized interest increased by $5.2 million, or 36.8%, to $19.4 million for the six months ended June 30, 2024 compared to $14.2 million for the six months ended June 30, 2023. The increase was primarily driven by development activity at Washington 1000 and Sunset Glenoaks and Sunset Pier 94 Studios. An increase in the average reference rates for the Company’s variable rate debt also contributed to the increase. The increase was partially offset by a reduction in capitalized interest due to the sale of the Westside Two property in December 2023.

Non-cash interest expense decreased by $11.0 million, or 73.8%, to $3.9 million for the six months ended June 30, 2024 compared to $14.9 million for the six months ended June 30, 2023. The decrease in non-cash interest expense was primarily due to the amortization of mark-to-market gains related to the interest rate cap on our Hollywood Media Portfolio loan during the six months ended June 30, 2023. The cap expired in August 2023 and was accounted for under the mark-to-market approach until it was designated as a cash flow hedge in December 2022. Additionally, there was a decrease in deferred financing cost amortization due to the deferred financing costs related to the Hollywood Media Portfolio debt being fully amortized as of August 2023 and the write-off of the deferred financing costs related to the One Westside and Westside Two construction in December 2023.

Interest income

Interest income increased by $0.8 million, or 136.1%, to $1.4 million for the six months ended June 30, 2024 compared to $0.6 million for the three months ended June 30, 2023. The increase was primarily driven by an increase in interest earned on cash deposits and interest-bearing accounts.

Transaction-related expenses

Transaction-related expenses increased $3.4 million, or 251.6%, to $2.0 million of expense for the six months ended June 30, 2024 compared to $1.3 million of income for the six months ended June 30, 2023. The increase was primarily related to dead deal costs incurred during the six months ended June 30, 2024 and the remeasurement of the Zio earnout liability to fair value during the six months ended June 30, 2023.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on our non-real estate investments of $1.9 million for the six months ended June 30, 2024 compared to $4.0 thousand for the six months ended June 30, 2023, which were due to the observable changes in the fair value of the investments.

Gain on sale of real estate

During the six months ended June 30, 2023, we recognized a $7.0 million gain on the sale of our Skyway Landing property. No gain or loss on sale was recognized during the six months ended June 30, 2024.

Gain on extinguishment of debt

During the six months ended June 30, 2023, we recognized a $10.0 million gain on extinguishment of debt due to the settlement of the Quixote note payable at a discount. No gain or loss on extinguishment of debt was recognized during the six months ended June 30, 2024.

Other income

During the six months ended June 30, 2024, we recognized other income of $1.5 million. During the six months ended June 30, 2023, we recognized other income of $0.1 million. This increase was primarily driven by the sale of a non-real estate investment during the six months ended June 30, 2024.

Income tax provision

We recorded an income tax provision of $0.5 million for the six months ended June 30, 2024 compared to $1.1 million for the six months ended June 30, 2023. The change was primarily due to a valuation allowance recorded against certain deferred tax assets as well as the tax impact of the gain on extinguishment of debt recognized during the six months ended June 30, 2023 partially offset by a deferred tax benefit recognized in connection with net operating losses in certain of our taxable REIT subsidiaries.

General and administrative expenses

General and administrative expenses increased by $2.8 million, or 7.3%, to $40.4 million for the six months ended June 30, 2024 compared to $37.7 million for the six months ended June 30, 2023. The increase was primarily driven by an increase in non-cash compensation, salaries and wages, bonuses and information technology-related expenses, as well as lower capitalization of expenses during the six months ended June 30, 2024 as compared to the prior period. The increase was partially offset by lower professional fees expense during the six months ended June 30, 2024.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $17.4 million, or 8.9%, to $178.7 million for the six months ended June 30, 2024 compared to $196.1 million for the six months ended June 30, 2023. The decrease was primarily related to the sale of One Westside and Westside Two properties in December 2023.

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

Liquidity Sources

We had approximately $78.5 million of cash and cash equivalents at June 30, 2024. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through June 30, 2024. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of June 30, 2024 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility	$900,000	$272,000	$628,000
Sunset Glenoaks construction loan(1)	50,300	43,601	6,699
Bentall Centre(1)(2)	96,699	93,484	3,215
Sunset Pier 94 Studios construction loan(1)(2)	46,810	26	46,784
TOTAL	$1,093,809	$409,111	$684,698
__________________
1.Amounts are presented at HPP’s share.
2.This loan is held by an unconsolidated joint venture.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. In addition, our ability to incur additional debt may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States. Certain of the major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future and increase the cost of future debt. As of June 30, 2024, the credit ratings for our senior unsecured debt were Ba3, BB and BB- from Moody’s, Standard and Poor’s and Fitch, respectively.

The following table sets forth our ratio of debt to total market capitalization (counting Series A preferred units as debt) as of June 30, 2024 (in thousands, except percentage):

Market Capitalization
Unsecured and secured debt(1)	$4,127,268
Series A redeemable preferred units	9,815
Total consolidated debt	4,137,083
Equity capitalization(2)	1,150,640
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$5,287,723
Total consolidated debt/total consolidated market capitalization	78.2%
__________________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $4.81, as reported by the NYSE, on June 28, 2024 as well as the aggregate value of the Series C preferred stock liquidation preference as of June 30, 2024.

Outstanding Indebtedness

The following table sets forth information as of June 30, 2024 and December 31, 2023 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	June 30, 2024	December 31, 2023
Unsecured debt	$2,387,000	$2,307,000
Secured debt	$1,740,268	$1,653,067
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of June 30, 2024, although there can be no assurance that it will continue to be in compliance with these financial covenants. Our ability to maintain compliance with our debt covenants is subject to numerous risks and uncertainties, many of which are outside of our control, including general economic conditions; fluctuations in interest rates and increased operating costs; our failure to obtain necessary outside financing, including as a result of further downgrades in the credit ratings of our unsecured indebtedness; our failure to generate sufficient cash flows to service our outstanding indebtedness, repay indebtedness when due and maintain dividend payments; and strikes or work stoppages. Failure to meet any of these covenants could cause an event of default under the agreements governing our indebtedness and/or accelerate some or all of our indebtedness. In addition, certain of our indebtedness contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Liquidity Uses

Contractual Obligations

During the six months ended June 30, 2024, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2023 Annual Report on Form 10-K. See Part I, Item 1 “Note 9 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. See Part I, Item 1 “Note 12 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. See Part I, Item 1 “Note 20 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

Comparison of the cash flow activity for the six months ended June 30, 2023 is as follows (in thousands, except percentage change):

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Net cash provided by operating activities	$100,750	$151,683	$(50,933)	(33.6)%
Net cash used in investing activities	$(121,030)	$(93,411)	$(27,619)	29.6%
Net cash provided by (used in) financing activities	$1,064	$(216,200)	$217,264	(100.5)%

Cash and cash equivalents and restricted cash were $99.9 million and $119.2 million at June 30, 2024 and December 31, 2023, respectively.

Operating Activities

Net cash provided by operating activities decreased by $50.9 million, or 33.6%, to $100.8 million for the six months ended June 30, 2024 compared to $151.7 million for the six months ended June 30, 2023. The decrease primarily resulted from the property dispositions during the year ended December 31, 2023 and a large known move-out at our 1455 Market property.

Investing Activities

Net cash used in investing activities increased by $27.6 million, or 29.6%, to $121.0 million for the six months ended June 30, 2024 compared to $93.4 million for the six months ended June 30, 2023. The change primarily resulted from $100.4 million of proceeds from sales of real estate during the six months ended June 30, 2023. There were no sales of real estate during the six months ended June 30, 2024. The change was partially offset by $67.9 million lower additions to investment in real estate during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities increased $217.3 million, or 100.5%, to $1.1 million provided by financing activities for the six months ended June 30, 2024 compared to $216.2 million used in financing activities for the six months ended June 30, 2023. The change primarily resulted from $354.0 million lower payments of unsecured and secured debt, $39.6 million lower dividends paid to common stock and unitholders and $19.7 million lower distributions to non-controlling members in consolidated real estate entities during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The change was partially offset by $151.0 million lower proceeds from unsecured and secured debt and $40.9 million spent to purchase our partner’s interest in the 1455 Market property during the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of June 30, 2024 (in thousands):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20%	$467,418	$16,074	$483,493	CORRA + 2.30%	7/1/2027
Sunset Pier 94 Studios(2)	26%	$100	$183,100	$183,200	SOFR + 4.75%	9/9/2028
__________________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of June 30, 2024. This loan is interest-only through its term.
(2)This loan has an initial interest rate of SOFR + 4.75% per annum until stabilization of the project, at which time the effective interest rate will decrease to SOFR + 4.00%. This loan is interest-only through its term. The maturity date includes the effect of extension options.

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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(47,557)	$(31,474)	$(100,912)	$(46,293)
Adjustments:
Depreciation and amortization—consolidated	86,798	98,935	178,652	196,074
Depreciation and amortization—non-real estate assets	(8,211)	(8,832)	(16,192)	(17,224)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	2,006	1,195	3,157	2,458
Gain on sale of real estate	—	—	—	(7,046)
Unrealized loss on non-real estate investments	1,045	843	1,943	4
FFO attributable to non-controlling interests	(5,576)	(13,239)	(10,996)	(26,862)
FFO attributable to preferred shares and units	(5,200)	(5,200)	(10,400)	(10,400)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$23,305	$42,228	$45,252	$90,711

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2023 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2024 to the information provided in Part II, Item 7A, of our 2023 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the second quarter of 2024, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the second quarter of 2024, we issued an aggregate of 87,769 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with tax withholding obligations. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the second quarter of 2024, our operating partnership issued an aggregate of 87,769 units to us in connection with these transactions.

All other issuances of unregistered equity securities of our operating partnership during the six months ended June 30, 2024 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $8.4 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the six months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Third Modification Agreement to the Fourth Amended and Restated credit Agreement, dated as of May 3, 2024, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.+

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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 9, 2024	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 9, 2024	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 9, 2024	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 9, 2024	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)