Form 10-Q
period 2024-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2024-11-12
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at November 12, 2024 was 141,232,361.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2024 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of September 30, 2024, Hudson Pacific Properties, Inc. owned approximately 95.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 4.8% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Investment in real estate, at cost	$8,318,085	$8,212,896
Accumulated depreciation and amortization	(1,769,128)	(1,728,437)
Investment in real estate, net	6,548,957	6,484,459
Non-real estate property, plant and equipment, net	122,958	118,783
Cash and cash equivalents	90,692	100,391
Restricted cash	23,243	18,765
Accounts receivable, net	14,985	24,609
Straight-line rent receivables, net	205,779	220,787
Deferred leasing costs and intangible assets, net	324,498	326,950
Operating lease right-of-use assets	359,266	376,306
Prepaid expenses and other assets, net	95,517	94,145
Investment in unconsolidated real estate entities	227,418	252,711
Goodwill	264,144	264,144
Assets associated with real estate held for sale	39,935	—
TOTAL ASSETS	$8,317,392	$8,282,050

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$4,139,702	$3,945,314
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	264,645	203,736
Operating lease liabilities	366,599	389,210
Intangible liabilities, net	23,550	27,751
Security deposits, prepaid rent and other	79,397	88,734
Liabilities associated with real estate held for sale	31,064	—
Total liabilities	4,971,093	4,720,881

Commitments and contingencies (note 20)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	50,172	57,182

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at September 30, 2024 and December 31, 2023	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 141,232,361 and 141,034,806 shares outstanding at September 30, 2024 and December 31, 2023, respectively	1,403	1,403
Additional paid-in capital	2,603,414	2,651,798
Accumulated other comprehensive loss	(2,344)	(187)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,027,473	3,078,014
Non-controlling interest—members in consolidated real estate entities	166,477	335,439
Non-controlling interest—units in the operating partnership	92,362	80,719
Total equity	3,286,312	3,494,172
TOTAL LIABILITIES AND EQUITY	$8,317,392	$8,282,050

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Office
Rental revenues	$162,908	$199,633	$506,931	$605,776
Service and other revenues	4,034	3,954	11,125	11,735
Total office revenues	166,942	203,587	518,056	617,511
Studio
Rental revenues	13,720	13,482	41,761	46,109
Service and other revenues	19,731	14,374	72,599	65,254
Total studio revenues	33,451	27,856	114,360	111,363
Total revenues	200,393	231,443	632,416	728,874
OPERATING EXPENSES
Office operating expenses	79,502	80,521	227,753	231,342
Studio operating expenses	35,339	31,655	110,400	103,578
General and administrative	19,544	17,512	59,959	55,177
Depreciation and amortization	86,672	98,580	265,324	294,654
Total operating expenses	221,057	228,268	663,436	684,751
OTHER INCOME (EXPENSES)
Loss from unconsolidated real estate entities	(3,219)	(759)	(6,443)	(2,219)
Fee income	1,437	340	3,933	5,026
Interest expense	(45,005)	(53,581)	(133,253)	(162,036)
Interest income	542	800	1,975	1,407
Management services reimbursement income—unconsolidated real estate entities	989	1,015	3,187	3,138
Management services expense—unconsolidated real estate entities	(989)	(1,015)	(3,187)	(3,138)
Transaction-related expenses	(269)	—	(2,306)	1,344
Unrealized loss on non-real estate investments	(1,081)	(2,265)	(3,024)	(2,269)
Gain on extinguishment of debt	—	—	—	10,000
Gain on sale of real estate	—	16,108	—	23,154
Impairment loss	(36,543)	—	(36,543)	—
Other (expense) income	(28)	5	1,449	139
Total other expenses	(84,166)	(39,352)	(174,212)	(125,454)
Loss before income tax (provision) benefit	(104,830)	(36,177)	(205,232)	(81,331)
Income tax (provision) benefit	(2,183)	425	(2,693)	(715)
Net loss	(107,013)	(35,752)	(207,925)	(82,046)
Net income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Net income attributable to Series C preferred shares	(5,047)	(5,047)	(15,141)	(15,141)
Net income attributable to participating securities	—	—	(409)	(850)
Net loss attributable to non-controlling interest in consolidated real estate entities	10,777	1,752	18,697	375
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	968	931	3,086	2,333
Net loss attributable to common units in the operating partnership	2,550	672	5,004	1,600
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(97,918)	$(37,597)	$(197,147)	$(94,188)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(0.69)	$(0.27)	$(1.40)	$(0.67)
Net loss attributable to common stockholders—diluted	$(0.69)	$(0.27)	$(1.40)	$(0.67)
Weighted average shares of common stock outstanding—basic	141,232,361	140,937,702	141,178,912	140,957,170
Weighted average shares of common stock outstanding—diluted	141,232,361	140,937,702	141,178,912	140,957,170
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(107,013)	$(35,752)	$(207,925)	$(82,046)
Currency translation adjustments	7,397	(5,571)	4,017	203
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(10,059)	5,007	2,152	18,040
Reclassification adjustment for realized gains	(2,944)	(2,049)	(8,358)	(2,297)
Total net unrealized (losses) gains on derivative instruments	(13,003)	2,958	(6,206)	15,743
Total other comprehensive (loss) income	(5,606)	(2,613)	(2,189)	15,946
Comprehensive loss	(112,619)	(38,365)	(210,114)	(66,100)
Comprehensive income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,047)	(15,141)	(15,141)
Comprehensive income attributable to participating securities	—	—	(409)	(850)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	10,956	2,067	18,612	319
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	968	931	3,086	2,333
Comprehensive loss attributable to non-controlling interest in the operating partnership	2,809	735	5,121	1,160
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(103,086)	$(39,832)	$(199,304)	$(78,738)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2024
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2024	$425,000	141,232,361	$1,403	$2,700,907	$—	$2,824	$89,328	$176,346	$3,395,808
Contributions	—	—	—	—	—	—	—	6,403	6,403
Distributions	—	—	—	—	—	—	—	(5,316)	(5,316)
Declared dividend	(5,047)	—	—	(97,918)	97,918	—	—	—	(5,047)
Amortization of stock-based compensation	—	—	—	425	—	—	5,843	—	6,268
Net income (loss)	5,047	—	—	—	(97,918)	—	(2,550)	(10,777)	(106,198)
Other comprehensive loss	—	—	—	—	—	(5,168)	(259)	(179)	(5,606)
Balance, September 30, 2024	$425,000	141,232,361	$1,403	$2,603,414	$—	$(2,344)	$92,362	$166,477	$3,286,312

Balance, December 31, 2023	$425,000	141,034,806	$1,403	$2,651,798	$—	$(187)	$80,719	$335,439	$3,494,172
Contributions	—	—	—	—	—	—	—	19,588	19,588
Distributions	—	—	—	—	—	—	—	(24,013)	(24,013)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	—	—	55,593	55,593
Purchase of non-controlling interest	—	—	—	160,581	—	—	—	(201,518)	(40,937)
Transaction costs	—	—	—	(79)	—	—	—	—	(79)
Issuance of unrestricted stock	—	263,014	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(72,157)	(1)	(494)	—	—	—	—	(495)
Declared dividend	(15,141)	—	—	(211,076)	196,738	—	(1,039)	—	(30,518)
Amortization of stock-based compensation	—	—	—	2,552	—	—	17,936	—	20,488
Net income (loss)	15,141	—	—	—	(196,738)	—	(5,004)	(18,697)	(205,298)
Other comprehensive (loss) income	—	—	—	—	—	(2,157)	(117)	85	(2,189)
Redemption of operating partnership units	—	6,698	—	133	—	—	(133)	—	—
Balance, September 30, 2024	$425,000	141,232,361	$1,403	$2,603,414	$—	$(2,344)	$92,362	$166,477	$3,286,312

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2023
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2023	$425,000	140,937,702	$1,403	$2,783,858	$—	$6,413	$73,408	$355,270	$3,645,352
Contributions	—	—	—	—	—	—	—	7,326	7,326
Distributions	—	—	—	—	—	—	—	(15,471)	(15,471)
Declared dividend	(5,047)	—	—	(37,597)	37,597	—	—	—	(5,047)
Amortization of stock-based compensation	—	—	—	2,048	—	—	4,204	—	6,252
Net income (loss)	5,047	—	—	—	(37,597)	—	(672)	(1,752)	(34,974)
Other comprehensive loss	—	—	—	—	—	(2,235)	(63)	(315)	(2,613)
Balance, September 30, 2023	$425,000	140,937,702	$1,403	$2,748,309	$—	$4,178	$76,877	$345,058	$3,600,825

Balance, December 31, 2022	$425,000	141,054,478	$1,409	$2,889,967	$—	$(11,272)	$66,971	$377,756	$3,749,831
Contributions	—	—	—	—	—	—	—	21,531	21,531
Distributions	—	—	—	—	—	—	—	(53,910)	(53,910)
Issuance of unrestricted stock	—	82,861	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(12,237)	—	(87)	—	—	—	—	(87)
Shares repurchased	—	(187,400)	(6)	(1,363)	—	—	—	—	(1,369)
Declared dividend	(15,141)	—	—	(146,556)	93,335	—	(1,739)	—	(70,101)
Amortization of stock-based compensation	—	—	—	6,348	—	—	12,805	—	19,153
Net income (loss)	15,141	—	—	—	(93,335)	—	(1,600)	(375)	(80,169)
Other comprehensive income	—	—	—	—	—	15,450	440	56	15,946
Balance, September 30, 2023	$425,000	140,937,702	$1,403	$2,748,309	$—	$4,178	$76,877	$345,058	$3,600,825

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207,925)	$(82,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	265,324	294,654
Non-cash interest expense	5,896	19,390
Amortization of stock-based compensation	19,446	17,087
Loss from unconsolidated real estate entities	6,443	2,219
Unrealized loss on non-real estate investments	3,024	2,269
Straight-line rents	14,045	(11,248)
Straight-line rent expense	3,075	3,846
Amortization of above- and below-market leases, net	(3,899)	(4,764)
Amortization of above- and below-market ground leases, net	1,986	2,064
Amortization of lease incentive costs	1,018	892
Impairment loss	36,543	—
Earnout liability fair value adjustment	—	(3,017)
Gain on sale of real estate	—	(23,154)
Deferred tax provision	2,702	549
Change in operating assets and liabilities:
Accounts receivable	9,668	(2,398)
Deferred leasing costs and lease intangibles	(17,926)	(12,571)
Prepaid expenses and other assets	(12,635)	(18,374)
Accounts payable, accrued liabilities and other	45,503	37,137
Security deposits, prepaid rent and other	(7,793)	503
Net cash provided by operating activities	164,495	223,038
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	—	167,045
Additions to investment in real estate	(136,703)	(229,298)
Cash acquired from consolidation of previously unconsolidated real estate entity	8,814	—
Settlement of earnout liability	(5,000)	—
Contributions to non-real estate investments	(2,939)	(4,184)
Proceeds from sales of non-real estate investments	—	503
Distributions from unconsolidated real estate entities	55	1,895
Contributions to unconsolidated real estate entities	(41,668)	(56,017)
Additions to non-real estate property, plant and equipment	(18,315)	(4,449)
Net cash used in investing activities	(195,756)	(124,505)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	136,724	338,356
Payments of unsecured and secured debt	(30,000)	(517,000)
Transaction costs	(79)	—
Repurchases of common stock	—	(1,369)
Dividends paid to common stock and unitholders	(15,377)	(54,960)
Dividends paid to preferred stock and unitholders	(15,447)	(15,600)
Contributions from redeemable non-controlling members in consolidated real estate entities	—	1,125
Distributions to redeemable non-controlling members in consolidated real estate entities	(3,924)	(8,256)
Contributions from non-controlling members in consolidated real estate entities	19,588	21,531
Purchase of non-controlling interest	(40,937)	—
Distributions to non-controlling members in consolidated real estate entities	(24,013)	(53,910)
Payments to satisfy tax withholding obligations	(495)	(87)
Net cash provided by (used in) financing activities	26,040	(290,170)
Net decrease in cash and cash equivalents and restricted cash	(5,221)	(191,637)
Cash and cash equivalents and restricted cash—beginning of period	119,156	285,731
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$113,935	$94,094

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.             FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Investment in real estate, at cost	$8,318,085	$8,212,896
Accumulated depreciation and amortization	(1,769,128)	(1,728,437)
Investment in real estate, net	6,548,957	6,484,459
Non-real estate property, plant and equipment, net	122,958	118,783
Cash and cash equivalents	90,692	100,391
Restricted cash	23,243	18,765
Accounts receivable, net	14,985	24,609
Straight-line rent receivables, net	205,779	220,787
Deferred leasing costs and intangible assets, net	324,498	326,950
Operating lease right-of-use assets	359,266	376,306
Prepaid expenses and other assets, net	95,517	94,145
Investment in unconsolidated real estate entities	227,418	252,711
Goodwill	264,144	264,144
Assets associated with real estate held for sale	39,935	—
TOTAL ASSETS	$8,317,392	$8,282,050

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$4,139,702	$3,945,314
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	264,645	203,736
Operating lease liabilities	366,599	389,210
Intangible liabilities, net	23,550	27,751
Security deposits, prepaid rent and other	79,397	88,734
Liabilities associated with real estate held for sale	31,064	—
Total liabilities	4,971,093	4,720,881

Commitments and contingencies (note 20)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	50,172	57,182

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at September 30, 2024 and December 31, 2023	425,000	425,000
Common units, 144,910,188 and 143,845,239 outstanding at September 30, 2024 and December 31, 2023, respectively	2,697,171	2,733,795
Accumulated other comprehensive loss	(2,336)	(62)
Total Hudson Pacific Properties, L.P. partners’ capital	3,119,835	3,158,733
Non-controlling interest—members in consolidated real estate entities	166,477	335,439
Total capital	3,286,312	3,494,172
TOTAL LIABILITIES AND CAPITAL	$8,317,392	$8,282,050

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Office
Rental revenues	$162,908	$199,633	$506,931	$605,776
Service and other revenues	4,034	3,954	11,125	11,735
Total office revenues	166,942	203,587	518,056	617,511
Studio
Rental revenues	13,720	13,482	41,761	46,109
Service and other revenues	19,731	14,374	72,599	65,254
Total studio revenues	33,451	27,856	114,360	111,363
Total revenues	200,393	231,443	632,416	728,874
OPERATING EXPENSES
Office operating expenses	79,502	80,521	227,753	231,342
Studio operating expenses	35,339	31,655	110,400	103,578
General and administrative	19,544	17,512	59,959	55,177
Depreciation and amortization	86,672	98,580	265,324	294,654
Total operating expenses	221,057	228,268	663,436	684,751
OTHER INCOME (EXPENSES)
Loss from unconsolidated real estate entities	(3,219)	(759)	(6,443)	(2,219)
Fee income	1,437	340	3,933	5,026
Interest expense	(45,005)	(53,581)	(133,253)	(162,036)
Interest income	542	800	1,975	1,407
Management services reimbursement income—unconsolidated real estate entities	989	1,015	3,187	3,138
Management services expense—unconsolidated real estate entities	(989)	(1,015)	(3,187)	(3,138)
Transaction-related expenses	(269)	—	(2,306)	1,344
Unrealized loss on non-real estate investments	(1,081)	(2,265)	(3,024)	(2,269)
Gain on sale of real estate	—	16,108	—	23,154
Impairment loss	(36,543)	—	(36,543)	—
Gain on extinguishment of debt	—	—	—	10,000
Other (expense) income	(28)	5	1,449	139
Total other expenses	(84,166)	(39,352)	(174,212)	(125,454)
Loss before income tax (provision) benefit	(104,830)	(36,177)	(205,232)	(81,331)
Income tax (provision) benefit	(2,183)	425	(2,693)	(715)
Net loss	(107,013)	(35,752)	(207,925)	(82,046)
Net loss attributable to non-controlling interest in consolidated real estate entities	10,777	1,752	18,697	375
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	968	931	3,086	2,333
Net loss attributable to Hudson Pacific Properties, L.P.	(95,268)	(33,069)	(186,142)	(79,338)
Net income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Net income attributable to Series C preferred units	(5,047)	(5,047)	(15,141)	(15,141)
Net income attributable to participating securities	—	—	(409)	(850)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(100,468)	$(38,269)	$(202,151)	$(95,788)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(0.69)	$(0.27)	$(1.40)	$(0.67)
Net loss attributable to common unitholders—diluted	$(0.69)	$(0.27)	$(1.40)	$(0.67)
Weighted average shares of common units outstanding—basic	144,910,188	143,456,164	144,753,121	143,405,044
Weighted average shares of common units outstanding—diluted	144,910,188	143,456,164	144,753,121	143,405,044

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(107,013)	$(35,752)	$(207,925)	$(82,046)
Currency translation adjustments	7,397	(5,571)	4,017	203
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(10,059)	5,007	2,152	18,040
Reclassification adjustment for realized gains	(2,944)	(2,049)	(8,358)	(2,297)
Total net unrealized (losses) gains on derivative instruments	(13,003)	2,958	(6,206)	15,743
Total other comprehensive loss	(5,606)	(2,613)	(2,189)	15,946
Comprehensive loss	(112,619)	(38,365)	(210,114)	(66,100)
Comprehensive income attributable to Series A preferred units	(153)	(153)	(459)	(459)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,047)	(15,141)	(15,141)
Comprehensive income attributable to participating securities	—	—	(409)	(850)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	10,956	2,067	18,612	319
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	968	931	3,086	2,333
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(105,895)	$(40,567)	$(204,425)	$(79,898)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and nine months ended September 30, 2024
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital		Total Capital
Balance, June 30, 2024	$425,000	144,910,188	$2,791,371	$3,091	$3,219,462	$176,346	$3,395,808
Contributions	—	—	—	—	—	6,403	6,403
Distributions	—	—	—	—	—	(5,316)	(5,316)
Declared distributions	(5,047)	—	—	—	(5,047)	—	(5,047)
Amortization of unit-based compensation	—	—	6,268	—	6,268	—	6,268
Net income (loss)	5,047	—	(100,468)	—	(95,421)	(10,777)	(106,198)
Other comprehensive loss	—	—	—	(5,427)	(5,427)	(179)	(5,606)
Balance, September 30, 2024	$425,000	144,910,188	$2,697,171	$(2,336)	$3,119,835	$166,477	$3,286,312

Balance, December 31, 2023	$425,000	143,845,239	$2,733,795	$(62)	$3,158,733	$335,439	$3,494,172
Contributions	—	—	—	—	—	19,588	19,588
Distributions	—	—	—	—	—	(24,013)	(24,013)
Purchase of non-controlling interest	—	—	160,581	—	160,581	(201,518)	(40,937)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	55,593	55,593
Transaction costs	—	—	(79)	—	(79)	—	(79)
Issuance of unrestricted units	—	1,137,106	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(72,157)	(495)	—	(495)	—	(495)
Declared distributions	(15,141)	—	(15,377)	—	(30,518)	—	(30,518)
Amortization of unit-based compensation	—	—	20,488	—	20,488	—	20,488
Net income (loss)	15,141	—	(201,742)	—	(186,601)	(18,697)	(205,298)
Other comprehensive (loss) income	—	—	—	(2,274)	(2,274)	85	(2,189)
Balance, September 30, 2024	$425,000	144,910,188	$2,697,171	$(2,336)	$3,119,835	$166,477	$3,286,312

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and nine months ended September 30, 2023
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital		Total Capital
Balance, June 30, 2023	$425,000	143,456,164	$2,858,354	$6,728	$3,290,082	$355,270	$3,645,352
Contributions	—	—	—	—	—	7,326	7,326
Distributions	—	—	—	—	—	(15,471)	(15,471)
Declared distributions	(5,047)	—	—	—	(5,047)	—	(5,047)
Amortization of unit-based compensation	—	—	6,252	—	6,252	—	6,252
Net income (loss)	5,047	—	(38,269)	—	(33,222)	(1,752)	(34,974)
Other comprehensive loss	—	—	—	(2,298)	(2,298)	(315)	(2,613)
Balance, September 30, 2023	$425,000	143,456,164	$2,826,337	$4,430	$3,255,767	$345,058	$3,600,825

Balance, December 31, 2022	$425,000	143,246,320	$2,958,535	$(11,460)	$3,372,075	$377,756	$3,749,831
Contributions	—	—	—	—	—	21,531	21,531
Distributions	—	—	—	—	—	(53,910)	(53,910)
Issuance of unrestricted units	—	409,481	—	—	—	—	—
Repurchase of common units	—	(187,400)	(1,369)	—	(1,369)	—	(1,369)
Units withheld to satisfy tax withholding obligations	—	(12,237)	(87)	—	(87)	—	(87)
Declared distributions	(15,141)	—	(54,960)	—	(70,101)	—	(70,101)
Amortization of unit-based compensation	—	—	19,153	—	19,153	—	19,153
Net income (loss)	15,141	—	(94,935)	—	(79,794)	(375)	(80,169)
Other comprehensive income	—	—	—	15,890	15,890	56	15,946
Balance, September 30, 2023	$425,000	143,456,164	$2,826,337	$4,430	$3,255,767	$345,058	$3,600,825

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207,925)	$(82,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	265,324	294,654
Non-cash interest expense	5,896	19,390
Amortization of unit-based compensation	19,446	17,087
Loss from unconsolidated real estate entities	6,443	2,219
Unrealized loss on non-real estate investments	3,024	2,269
Straight-line rents	14,045	(11,248)
Straight-line rent expenses	3,075	3,846
Amortization of above- and below-market leases, net	(3,899)	(4,764)
Amortization of above- and below-market ground leases, net	1,986	2,064
Amortization of lease incentive costs	1,018	892
Impairment loss	36,543	—
Earnout liability fair value adjustment	—	(3,017)
Gain on sale of real estate	—	(23,154)
Deferred tax provision	2,702	549
Change in operating assets and liabilities:
Accounts receivable	9,668	(2,398)
Deferred leasing costs and lease intangibles	(17,926)	(12,571)
Prepaid expenses and other assets	(12,635)	(18,374)
Accounts payable, accrued liabilities and other	45,503	37,137
Security deposits, prepaid rent and other	(7,793)	503
Net cash provided by operating activities	164,495	223,038
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	—	167,045
Additions to investment in real estate	(136,703)	(229,298)
Cash acquired from consolidation of previously unconsolidated real estate entity	8,814	—
Settlement of earnout liability	(5,000)	—
Contributions to non-real estate investments	(2,939)	(4,184)
Proceeds from sale of non-real estate investment	—	503
Distributions from unconsolidated real estate entities	55	1,895
Contributions to unconsolidated real estate entities	(41,668)	(56,017)
Additions to non-real estate property, plant and equipment	(18,315)	(4,449)
Net cash used in investing activities	(195,756)	(124,505)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	136,724	338,356
Payments of unsecured and secured debt	(30,000)	(517,000)
Transaction costs	(79)	—
Repurchases of common units	—	(1,369)
Distributions paid to common unitholders	(15,377)	(54,960)
Distributions paid to preferred unitholders	(15,447)	(15,600)
Contributions from redeemable non-controlling members in consolidated real estate entities	—	1,125
Distributions to redeemable non-controlling members in consolidated real estate entities	(3,924)	(8,256)
Contributions from non-controlling members in consolidated real estate entities	19,588	21,531
Purchase of non-controlling interest	(40,937)	—
Distributions to non-controlling members in consolidated real estate entities	(24,013)	(53,910)
Payments to satisfy tax withholding obligations	(495)	(87)
Net cash provided by (used in) financing activities	26,040	(290,170)
Net decrease in cash and cash equivalents and restricted cash	(5,221)	(191,637)
Cash and cash equivalents and restricted cash—beginning of period	119,156	285,731
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$113,935	$94,094

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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of September 30, 2024:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	45	13,138,404
Studio	4	1,477,412
Future development	5	1,616,242
Total consolidated portfolio	54	16,232,058
Unconsolidated portfolio(1)
Office(2)	1	1,533,492
Studio(3)	1	232,000
Future development(4)	2	1,617,347
Total unconsolidated portfolio	4	3,382,839
TOTAL	58	19,614,897
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
3.Includes Sunset Pier 94 Studios.
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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of September 30, 2024, the Company has determined that its operating partnership and 19 joint ventures met the definition of a VIE. 13 of these joint ventures are consolidated and six are unconsolidated.

Consolidated Joint Ventures

During the three months ended March 31, 2024, the Company purchased a 45% ownership interest in Hudson 1455 Market, L.P., a consolidated joint venture, from its joint venture partner for $43.5 million, before certain credits, prorations and closing costs. Following the transaction, the Company owns 100% of the ownership interests in Hudson 1455 Market, L.P.

During the three months ended June 30, 2024, the Company completed development of Sunset Glenoaks Studios and the property commenced operations. The Company updated its VIE assessment of Sun Valley Peoria, LLC, the owner of Sunset Glenoaks Studios, and concluded that it is the VIE’s primary beneficiary. Therefore, as of the second quarter, this investment is no longer accounted for under the equity method and is now treated as a consolidated joint venture. Initial consolidation of Sun Valley Peoria, LLC was accounted for in accordance with provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). As a result, the Company recognized on its Consolidated Balance Sheet identifiable assets of $198.0 million, assumed liabilities of $86.6 million and noncontrolling interest of $55.6 million. No gain or loss was recognized upon initial consolidation as the fair value of the newly consolidated net assets approximated the carrying value of the previous equity method investment.

As of September 30, 2024, the operating partnership has determined that 13 of its joint ventures met the definition of a VIE and are consolidated:

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

As of September 30, 2024 and December 31, 2023, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of September 30, 2024, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Many of the Company’s lease agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 22 years as of September 30, 2024

Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. ROU assets further include any lease payments made and exclude lease incentives. ROU assets acquired in connection with business combination transactions are also adjusted for above- and below- market lease

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
terms.

As the Company’s leases do not provide an implicit rate, the Company calculates the present value of lease payments using its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption. The weighted average incremental borrowing rate used to calculate the ROU assets and lease liabilities was 5.6% as of September 30, 2024.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Ancillary revenues	$18,434	$13,337	$68,821	$61,651
Other revenues	$4,571	$4,302	$13,182	$13,643
Studio-related tenant recoveries	$760	$689	$1,721	$1,695
Management fee income	$1,437	$340	$3,933	$5,026
Management services reimbursement income	$989	$1,015	$3,187	$3,138

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	September 30, 2024	December 31, 2023
Ancillary revenues	$4,115	$5,478
Other revenues	$1,510	$954

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

As of September 30, 2024 and December 31, 2023, the carrying value of goodwill was $264.1 million. Goodwill was not impaired as of September 30, 2024.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for the Company's annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments will require public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The amendments are effective for the Company’s annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	September 30, 2024	December 31, 2023
Land	$1,244,284	$1,220,339
Building and improvements	6,162,832	5,969,364
Tenant improvements	734,929	818,653
Furniture and fixtures	6,118	8,609
Property under development	169,922	195,931
INVESTMENT IN REAL ESTATE, AT COST	$8,318,085	$8,212,896

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2024, the Company recorded impairment charges totaling $34.4 million related to the real estate assets of certain office properties. The impairment charges reflect a shortened expected holding period for the properties and a reduction in the carrying value of the properties to their estimated fair value based on non-binding purchase offers from third party buyers, which is considered a Level 2 measurement. The impairment charges are recorded within impairment loss on the Consolidated Statements of Operations.

The Company had no impairments of real estate during the nine months ended September 30, 2023.

Dispositions of Real Estate

The Company had no dispositions of real estate during the nine months ended September 30, 2024.

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

Held for Sale

As of September 30, 2024, the Company classified its 195,121 square-foot (unaudited) Foothill Research Center office property located in the Palo Alto submarket as held for sale. The property was identified as a non-strategic asset to the Company’s portfolio. The following table summarizes the components of assets and liabilities associated with real estate held for sale as of September 30, 2024:

Investment in real estate, net	$31,387
Straight-line rent receivables, net	964
Deferred leasing costs and intangible assets, net	1,328
Operating lease right-of-use asset	5,991
Prepaid expenses and other assets, net	265
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$39,935

LIABILITIES
Accounts payable, accrued liabilities and other	$13,284
Operating lease liabilities	16,007
Intangible liabilities, net	228
Security deposits and prepaid rent	1,545
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$31,064

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
4. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	September 30, 2024	December 31, 2023
Trailers	$75,310	$70,462
Production equipment	38,601	37,100
Trucks and other vehicles	21,927	20,044
Leasehold improvements	19,498	15,888
Other equipment	14,484	6,959
Furniture, fixtures and equipment	5,991	6,112
Non-real estate property, plant and equipment, at cost	175,811	156,565
Accumulated depreciation	(52,853)	(37,782)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$122,958	$118,783

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. Refer to Note 2 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the nine months ended September 30, 2024 and 2023.

5. Investment in Unconsolidated Real Estate Entities

The following table summarizes the Company’s investments in unconsolidated joint ventures:

Property	Property Type	Submarket	Ownership Interest	Functional Currency
Sunset Waltham Cross Studios	Development	Broxbourne, United Kingdom	35%	Pound sterling	(1)
Bentall Centre	Operating Property	Downtown Vancouver	20%	Canadian dollar	(2)(3)
Sunset Pier 94 Studios	Development	Manhattan	51%	U.S. dollar	(3)(4)
__________________
1.The Company owns 35% of the ownership interests in each of the joint venture entities that own the Sunset Waltham Cross Studios and the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity.
2.The Company serves as the operating member of this joint venture.
3.The Company has guaranteed the joint ventures’ outstanding indebtedness in the amount of $95.3 million at Bentall Centre and $26 thousand at Sunset Pier 94 Studios, respectively. The likelihood of loss relating to the guarantees is remote as of September 30, 2024.
4.The Company owns 51% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns the Sunset Pier 94 Studios development. The Company’s resulting economic interest in the development is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a completion guarantee, recourse guarantee and guaranty of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of September 30, 2024.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.2 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	September 30, 2024	December 31, 2023(1)
ASSETS
Investment in real estate, net	$1,151,886	$1,295,449
Other assets	47,747	40,790
TOTAL ASSETS	$1,199,633	$1,336,239

LIABILITIES
Secured debt, net	$478,360	$564,949
Other liabilities	56,953	46,947
TOTAL LIABILITIES	535,313	611,896

Company’s capital(2)	201,012	225,898
Partner’s capital	463,308	498,445
TOTAL CAPITAL	664,320	724,343

TOTAL LIABILITIES AND CAPITAL	$1,199,633	$1,336,239
__________________
1.Includes balances related to Sunset Glenoaks Studios, which was accounted for as an equity method investment as of December 31, 2023 but was accounted for as a consolidated entity as of September 30, 2024.
2.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the loss from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
TOTAL REVENUES	$17,010	$18,478	$56,075	$56,220

TOTAL EXPENSES	32,358	22,427	86,054	67,104

NET LOSS	$(15,348)	$(3,949)	$(29,979)	$(10,884)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	September 30, 2024	December 31, 2023
Deferred leasing costs and in-place lease intangibles	$245,805	$290,969
Accumulated amortization	(115,263)	(150,457)
Deferred leasing costs and in-place lease intangibles, net	130,542	140,512
Lease incentives	23,209	—
Accumulated amortization	(606)	—
Lease incentives, net	22,603	—
Below-market ground leases	74,930	77,943
Accumulated amortization	(20,985)	(20,733)
Below-market ground leases, net	53,945	57,210
Above-market leases	636	673
Accumulated amortization	(412)	(376)
Above-market leases, net	224	297
Customer relationships	97,900	97,900
Accumulated amortization	(36,875)	(26,363)
Customer relationships, net	61,025	71,537
Non-competition agreements	8,200	8,200
Accumulated amortization	(4,514)	(3,279)
Non-competition agreements, net	3,686	4,921
Trade name	37,200	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$324,498	$326,950

Below-market leases	$41,557	$58,833
Accumulated amortization	(18,678)	(31,785)
Below-market leases, net	22,879	27,048
Above-market ground leases	1,095	1,095
Accumulated amortization	(424)	(392)
Above-market ground leases, net	671	703
INTANGIBLE LIABILITIES, NET	$23,550	$27,751

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred leasing costs and in-place lease intangibles(1)	$(7,711)	$(9,382)	$(24,211)	$(28,439)
Lease incentives(2)	$(384)	$—	$(606)	$—
Below-market ground leases(3)	$(673)	$(698)	$(2,018)	$(2,096)
Above-market leases(2)	$(14)	$(15)	$(43)	$(47)
Customer relationships(1)	$(3,504)	$(3,504)	$(10,512)	$(10,512)
Non-competition agreements(1)	$(412)	$(412)	$(1,235)	$(1,235)
Below-market leases(2)	$1,210	$1,540	$3,942	$4,811
Above-market ground leases(3)	$11	$11	$32	$32
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

During the three and nine months ended September 30, 2024, the Company recorded $0.7 million of impairment charges related to the deferred leasing costs and intangible assets of certain office properties. See Note 3 for details. The impairment charges are recorded within impairment loss on the Consolidated Statements of Operations.

7. Receivables

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to receivables are discussed in the Company’s 2023 Annual Report on Form 10-K.

Accounts Receivable

As of September 30, 2024, accounts receivable was $15.4 million and there was a $0.5 million allowance for doubtful accounts. As of December 31, 2023, accounts receivable was $25.0 million and there was a $0.4 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of September 30, 2024, straight-line rent receivables was $205.8 million and there was no allowance for doubtful accounts. As of December 31, 2023, straight-line rent receivables was $220.8 million and there was no allowance for doubtful accounts.

8. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	September 30, 2024	December 31, 2023
Non-real estate investments	$48,496	$48,581
Deferred tax assets, net	209	2,412
Interest rate derivative assets	1,032	6,441
Deferred financing costs, net	2,702	4,316
Prepaid property tax	3,193	2,075
Prepaid insurance	16,307	10,611
Other	23,578	19,709
PREPAID EXPENSES AND OTHER ASSETS, NET	$95,517	$94,145

Non-Real Estate Investments

The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recognized an unrealized loss of $1.1 million and $3.0 million, respectively, on its non-real estate investments due to the changes in fair value. The Company recognized an unrealized loss of $2.2 million on its non-real estate investments due to the observable changes in fair value during the three and nine months ended September 30, 2023.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
9. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	September 30, 2024	December 31, 2023	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$295,000	$192,000	SOFR + 1.15% to 1.60%	12/21/2026	(5)
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	2,410,000	2,307,000

Secured debt
Hollywood Media Portfolio	$1,100,000	$1,100,000	SOFR + 1.10%	8/9/2026	(7)
Acquired Hollywood Media Portfolio debt	(30,233)	(30,233)	SOFR + 2.11%	8/9/2026	(7)
Hollywood Media Portfolio, net(8)(9)	1,069,767	1,069,767
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(10)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(11)	101,000	101,000	3.38%	11/6/2028
Sunset Glenoaks Studios(12)(13)	88,583	—	SOFR + 3.10%	1/9/2027	(14)
Total secured debt	1,741,650	1,653,067
Total unsecured and secured debt	4,151,650	3,960,067
Unamortized deferred financing costs/loan discounts(15)	(11,948)	(14,753)
TOTAL UNSECURED AND SECURED DEBT, NET	$4,139,702	$3,945,314

JOINT VENTURE PARTNER DEBT(16)	$66,136	$66,136	4.50%	10/9/2032	(17)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2024, which may be different than the interest rates as of December 31, 2023 for corresponding indebtedness.
2.Maturity dates include the effect of extension options. The extension options are subject to certain criteria and/or lender discretion.
3.The annual facility fee rate ranges from 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of September 30, 2024, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.35%.
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
7.Includes the option to extend the initial maturity date of August 9, 2023 three times for an additional one-year term each. The first and second extension options were executed on of August 9, 2023 and June 13, 2024, respectively.
8.The Company purchased bonds comprising the loan in the amount of $30.2 million.
9.The floating interest rate on $539.0 million of principal has been capped at 6.01% through the use of an interest rate cap. The floating interest rate on $351.2 million of principal is effectively fixed at 3.31% through the use of an interest rate swap. The floating interest rate on $180.0 million of principal is effectively fixed at 4.13% through the use of an interest rate swap.
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
12.This loan has a total capacity of $100.6 million and an initial interest rate of SOFR + 3.10% per annum until the construction at Sunset Glenoaks Studios is complete and certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The floating interest rate on the full principal amount has been effectively capped at 4.50% through the use of an interest rate cap. The Company has provided various guarantees for this loan, including a completion guarantee, equity guarantee and recourse carve-out guarantee. The Company believes likelihood of loss relating to the completion guarantee is remote as of September 30, 2024.
13.Sunset Glenoaks Studios was consolidated as of September 30, 2024 and unconsolidated as of December 31, 2023. Therefore, the December

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
31, 2023 balance is reported at $0.
14.Includes the option to extend the initial maturity date of January 9, 2025 twice for an additional one-year term each.
15.Excludes deferred financing costs related to the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. Refer to Note 8 for details.
16.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property.
17.Includes the option to extend the initial maturity date of October 9, 2028 twice for an additional two-year term each.

Current Year Activity

During the nine months ended September 30, 2024, there were $103.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of September 30, 2024:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2024	$—	$—
2025	741,300	—
2026	1,514,767	—
2027	544,583	—
2028	451,000	—
Thereafter	900,000	66,136
TOTAL	$4,151,650	$66,136

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

The following table summarizes existing covenants and their covenant levels as of September 30, 2024 related to our unsecured revolving credit facility and term loans:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value(1)	≤ 65%	48.7%
Unsecured indebtedness to unencumbered asset value(1)	≤ 65%	45.3%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.7x
Secured indebtedness to total asset value	≤ 45%	21.2%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.3x
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes existing covenants and their covenant levels as of September 30, 2024 related to our private placement notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	52.7%
Unsecured indebtedness to unencumbered asset value(2)	≤ 65%	55.8%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.7x
Secured indebtedness to total asset value	≤ 45%	22.9%
Unencumbered NOI to unsecured interest expense	≥ 2.0x	2.3x
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the Series B, Series C and Series D notes.
2.Based on the provisions of the fourth quarter 2023 amendment to the unsecured revolving credit facility, the total leverage and the unsecured leverage thresholds have been extended from 60% to 65% through December 31, 2024 (or until such time as the private placement covenant calculations are amended to reflect the recent adjustments to the credit facility covenants, if sooner).

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of September 30, 2024:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	44.0%
Total unencumbered assets to unsecured debt	≥ 150%	263.2%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	1.7x
Secured debt to total assets	≤ 45%	19.0%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of September 30, 2024.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of September 30, 2024.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross interest expense(1)	$53,539	$57,702	$157,272	$165,425
Capitalized interest	(10,521)	(8,606)	(29,915)	(22,779)
Non-cash interest expense(2)	1,987	4,485	5,896	19,390
INTEREST EXPENSE	$45,005	$53,581	$133,253	$162,036
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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of September 30, 2024 and December 31, 2023:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Type of Instrument	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
Sunset Glenoaks Studios(1)	Cap	Cash flow hedge	$100,600	August 2022	January 2025	4.50%	$65	$—
1918 Eighth	Swap	Cash flow hedge	$172,865	February 2023	October 2025	3.75%	(14)	1,075
1918 Eighth	Cap	Partial cash flow hedge(2)	$314,300	June 2023	December 2025	5.00%	48	952
1918 Eighth	Sold cap(3)	Mark-to-market	$172,865	June 2023	December 2025	5.00%	(26)	(520)
Hollywood Media Portfolio	Cap	Partial cash flow hedge(2)	$1,100,000	August 2023	August 2024	5.70%	—	59
Hollywood Media Portfolio	Sold cap(3)	Mark-to-market	$561,000	August 2023	August 2024	5.70%	—	(29)
Hollywood Media Portfolio	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	907	4,355
Hollywood Media Portfolio	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	(2,219)	—
Hollywood Media Portfolio	Cap	Partial cash flow hedge(2)	$1,100,000	August 2024	August 2025	6.01%	12	—
Hollywood Media Portfolio	Sold cap(3)	Mark-to-market	$561,000	August 2024	August 2025	6.01%	(6)	—
TOTAL							$(1,233)	$5,892
__________________
1.Sunset Glenoaks Studios was consolidated as of September 30, 2024 and unconsolidated as of December 31, 2023. Therefore, the December 31, 2023 fair value is reported at $0.
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

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of September 30, 2024, the Company expects $0.4 million of unrealized gain included in accumulated other comprehensive loss will be reclassified as a reduction to interest expense in the next 12 months.

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

The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a TRS for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company recorded an income tax provision of $2.2 million and $2.7 million for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $0.4 million and a provision of $0.7 million, respectively.

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is recognized when it is determined that it is more likely than not that a deferred tax asset will not be realized.

The following table presents the components of the deferred tax liabilities, net recognized on the Company’s Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Deferred tax assets, net(1)	$209	$2,412
Deferred tax liabilities, net(2)	(4,204)	(3,705)
Deferred tax liabilities, net	$(3,995)	$(1,293)

Total deferred tax assets(3)	$74,237	$54,163
Valuation allowance	(47,384)	(29,477)
Net deferred tax assets	26,853	24,686
Total deferred tax liabilities(3)	(30,848)	(25,979)
Deferred tax liabilities, net	$(3,995)	$(1,293)
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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2024, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2019. The Company has assessed its tax positions for all open years, which as of September 30, 2024 included 2020 to 2022 for federal purposes and 2019 to 2022 for state purposes, and concluded that there are no material uncertainties to be recognized.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
12. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2024 to 2040.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of September 30, 2024:

Year	Amount
Remaining 2024	$143,307
2025	504,795
2026	458,284
2027	401,969
2028	335,214
Thereafter	852,553
TOTAL	$2,696,122

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 12 ground leases, 10 sound stage leases, seven office leases and 16 other leases as of September 30, 2024. The Company’s operating lease obligations have expiration dates ranging from 2025 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of September 30, 2024, the present value of the remaining contractual payments of $695.5 million under the Company’s operating lease agreements was $366.6 million. The corresponding operating lease right-of-use assets amounted to $359.3 million.

During the three and nine months ended September 30, 2024, the Company recorded $1.4 million of impairment charges related to the right-of-use assets for ground leases at certain office properties. See Note 3 for details. The impairment charges are recorded within impairment loss on the Consolidated Statements of Operations.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of September 30, 2024:

Year	Lease Payments(1)
Remaining 2024	$10,402
2025	41,662
2026	40,615
2027	38,895
2028	37,145
Thereafter	526,754
Total operating lease payments	695,473
Less: interest portion	(328,874)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$366,599
__________________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes rental expense for operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Variable rental expense	$2,586	$2,691	$7,443	$8,870
Minimum rental expense	$11,507	$11,372	$34,140	$33,760

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

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$1,032	$—	$1,032	$—	$6,441	$—	$6,441
Interest rate derivative liabilities(2)	$—	$(2,265)	$—	$(2,265)	$—	$(549)	$—	$(549)
Non-real estate investments measured at fair value(1)	$—	$—	$—	$—	$1	$—	$—	$1
Earnout liability(2)	$—	$—	$—	$—	$—	$—	$(5,000)	$(5,000)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$48,496	$—	$—	$—	$48,580
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

The following table summarizes changes in the carrying amount of the earnout liability during the nine months ended September 30, 2024:

Balance, December 31, 2023	$(5,000)
Settlement	5,000
Balance, September 30, 2024	$—

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below represents the carrying value and fair value of the Company’s debt as of:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$2,410,000	$2,131,471	$2,307,000	$1,971,410
Secured debt(1)	$1,741,650	$1,729,865	$1,653,067	$1,634,668
Consolidated joint venture partner debt	$66,136	$61,944	$66,136	$59,966
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

14. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of September 30, 2024, 2.2 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $4.78.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expensed stock compensation(1)	$5,961	$5,540	$19,446	$17,087
Capitalized stock compensation(2)	481	712	1,570	2,066
TOTAL STOCK COMPENSATION(3)	$6,442	$6,252	$21,016	$19,153
_________________
1.Amounts are recorded in general and administrative expenses, office operating expenses and studio operating expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.A portion of the stock compensation expense incurred during the three and nine months ended September 30, 2024 is settled in cash and is recorded in accounts payable, accrued liabilities and other on the Consolidated Balance Sheet. The remainder of the expense is recorded in additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended September 30, 2024 and 2023, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Basic and diluted net loss available to common stockholders	$(97,918)	$(37,597)	$(197,147)	$(94,188)
Denominator:
Basic weighted average common shares outstanding	141,232,361	140,937,702	141,178,912	140,957,170
Effect of dilutive instruments(1)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	141,232,361	140,937,702	141,178,912	140,957,170
Basic earnings per common share	$(0.69)	$(0.27)	$(1.40)	$(0.67)
Diluted earnings per common share	$(0.69)	$(0.27)	$(1.40)	$(0.67)

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended September 30, 2024 and 2023, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Basic and diluted net loss available to common unitholders	$(100,468)	$(38,269)	$(202,151)	$(95,788)
Denominator:
Basic weighted average common units outstanding	144,910,188	143,456,164	144,753,121	143,405,044
Effect of dilutive instruments(1)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	144,910,188	143,456,164	144,753,121	143,405,044
Basic earnings per common unit	$(0.69)	$(0.27)	$(1.40)	$(0.67)
Diluted earnings per common unit	$(0.69)	$(0.27)	$(1.40)	$(0.67)
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

16. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of September 30, 2024 and December 31, 2023, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Series A Redeemable Preferred Units	Consolidated Real Estate Entity	Series A Redeemable Preferred Units	Consolidated Real Estate Entity
BEGINNING OF PERIOD	$9,815	$51,140	$9,815	$57,182
Distributions	—	—	—	(3,924)
Declared dividend	(153)	—	(459)	—
Net income (loss)	153	(968)	459	(3,086)
END OF PERIOD	$9,815	$50,172	$9,815	$50,172

17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2023	$3,656	$(3,843)	$(187)
Unrealized gains recognized in AOCI	2,112	3,826	5,938
Reclassification from AOCI into income(1)	(8,095)	—	(8,095)
Net change in AOCI	(5,983)	3,826	(2,157)
BALANCE AT SEPTEMBER 30, 2024	$(2,327)	$(17)	$(2,344)
__________________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2023	$3,813	$(3,875)	$(62)
Unrealized gains recognized in AOCI	2,209	4,017	6,226
Reclassification from AOCI into income(1)	(8,500)	—	(8,500)
Net change in AOCI	(6,291)	4,017	(2,274)
BALANCE AT SEPTEMBER 30, 2024	$(2,478)	$142	$(2,336)
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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	September 30, 2024	December 31, 2023
Company-owned common units in the operating partnership	141,232,361	141,034,806
Company’s ownership interest percentage	97.5%	98.0%
Non-controlling common units in the operating partnership(1)	3,677,827	2,810,433
Non-controlling ownership interest percentage	2.5%	2.0%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of September 30, 2024, this amount represents both common units and performance units of 550,969 and 3,126,858, respectively. As of December 31, 2023, this amount represents both common units and performance units in the amount of 550,969 and 2,259,464, respectively.

Common Stock Activity

The Company has not completed any common stock offerings during the nine months ended September 30, 2024.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the nine months ended September 30, 2024. A cumulative total of $65.8 million has been sold as of September 30, 2024.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. The Company did not utilize the share repurchase program during the nine months ended September 30, 2024. Since commencement of the program, a cumulative total of $214.7 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock(1)	$—	$—	$0.10	$0.375
Common units and vested performance units(1)	$—	$—	$0.10	$0.375
Series A preferred units	$0.3906	$0.3906	$1.1718	$1.1718
Series C preferred stock	$0.296875	$0.296875	$0.890625	$0.890625

Unvested performance units(1)(2)	$—	$—	$0.01	$0.04
Payment date	September 30, 2024	September 29, 2023	N/A	N/A
Record date	September 20, 2024	September 19, 2023	N/A	N/A
_________________
1.In September 2024, the Company suspended its quarterly common stock dividend. As a result, the common unit and performance unit dividends were also suspended.
2.Performance units are entitled to dividends equal to the common stock dividends declared by the Company. During their vesting period, unvested performance units receive 10% of the declared dividend, with the remainder payable as soon as practicable after the vesting date.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Office segment
Office revenues	$166,942	$203,587	$518,056	$617,511
Office expenses	(79,502)	(80,521)	(227,753)	(231,342)
Office segment profit	87,440	123,066	290,303	386,169
Studio segment
Studio revenues	33,451	27,856	114,360	111,363
Studio expenses	(35,339)	(31,655)	(110,400)	(103,578)
Studio segment profit	(1,888)	(3,799)	3,960	7,785
TOTAL SEGMENT PROFIT	$85,552	$119,267	$294,263	$393,954

Segment revenues	$200,393	$231,443	$632,416	$728,874
Segment expenses	(114,841)	(112,176)	(338,153)	(334,920)
TOTAL SEGMENT PROFIT	$85,552	$119,267	$294,263	$393,954

The table below is a reconciliation of net loss to total profit from all segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET LOSS	$(107,013)	$(35,752)	$(207,925)	$(82,046)
General and administrative	19,544	17,512	59,959	55,177
Depreciation and amortization	86,672	98,580	265,324	294,654
Loss from unconsolidated real estate entities	3,219	759	6,443	2,219
Fee income	(1,437)	(340)	(3,933)	(5,026)
Interest expense	45,005	53,581	133,253	162,036
Interest income	(542)	(800)	(1,975)	(1,407)
Management services reimbursement income—unconsolidated real estate entities	(989)	(1,015)	(3,187)	(3,138)
Management services expense—unconsolidated real estate entities	989	1,015	3,187	3,138
Transaction-related expenses	269	—	2,306	(1,344)
Unrealized loss on non-real estate investments	1,081	2,265	3,024	2,269
Gain on sale of real estate	—	(16,108)	—	(23,154)
Impairment loss	36,543	—	36,543	—
Gain on extinguishment of debt	—	—	—	(10,000)
Other expense (income)	28	(5)	(1,449)	(139)
Income tax provision (benefit)	2,183	(425)	2,693	715
TOTAL PROFIT FROM ALL SEGMENTS	$85,552	$119,267	$294,263	$393,954

19. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers, effective January 1, 2020, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three and nine months ended September 30, 2024, the Company recognized $1.0 million and $3.2 million, respectively, of

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations. During the three and nine months ended September 30, 2023, the Company recognized $1.0 million and $3.1 million, respectively, of such reimbursement income.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of September 30, 2024, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $5.4 million and $5.6 million, respectively, as compared to right-of-use assets and lease liabilities of $6.2 million and $6.4 million, respectively, as of December 31, 2023. During the three and nine months ended September 30, 2024, the Company recognized $0.3 million and $0.8 million, respectively, of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statement of Operations related to these leases. During the three and nine months ended September 30, 2023, the Company recognized $0.3 million and $0.8 million, respectively, of related rental expense.

20. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of September 30, 2024, the Company has contributed $41.1 million to these funds, net of distributions, with $9.9 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2024, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of September 30, 2024, the Company had $4.3 million in outstanding letters of credit under the unsecured revolving credit facility. The letters of credit are largely related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of September 30, 2024, the Company had $119.6 million in related commitments.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest, net of capitalized interest	$129,544	$134,478
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$103,969	$116,478
Operating lease liability remeasurements	$7,750	$5,751
Operating lease liabilities recorded in connection with right-of-use assets	$2,809	$2,117
Redemption of common units in the operating partnership	$133	$—
Assets recognized upon consolidation of previously unconsolidated real estate entity	$197,968	$—
Liabilities recognized upon consolidation of previously unconsolidated real estate entity	$86,565	$—
Derecognition of equity method investment upon consolidation of previously unconsolidated real estate entity	$55,593	$—

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc and Hudson Pacific Properties, L.P.:

	Nine Months Ended September 30,
	2024	2023
BEGINNING OF PERIOD
Cash and cash equivalents	$100,391	$255,761
Restricted cash	18,765	29,970
TOTAL	$119,156	$285,731

END OF PERIOD
Cash and cash equivalents	$90,692	$75,040
Restricted cash	23,243	19,054
TOTAL	$113,935	$94,094

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, refer to Part I, Item 1 “Financial Statements of Hudson Pacific Properties, Inc.,” “Financial Statements of Hudson Pacific Properties, L.P.” and “Notes to Unaudited Consolidated Financial Statements.” Statements in this Item 2 contain forward-looking statements. For a discussion of important risks related to our business and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking statements, refer to Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at September 30, 2024, our portfolio of owned real estate included office properties comprising approximately 14.7 million square feet, studio properties comprising approximately 45 sound stages and 1.7 million square feet and land properties comprising approximately 3.2 million square feet of undeveloped density rights. Our production services assets include vehicles, lighting and grip, production supplies and other equipment and the lease rights to 27 sound stages.

As of September 30, 2024, our in-service office portfolio was 80.0% leased (including leases not yet commenced). Our same-store studio properties were 73.8% leased for the average percent leased for the 12 months ended September 30, 2024.

The following table summarizes our portfolio as of September 30, 2024:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	41	12,928,039	79.0%	79.9%	$54.64
Stabilized non-same store(5)	1	31,613	—	—	—
Total stabilized	42	12,959,652	78.8	79.7	54.64
Lease-up(5)(6)	1	724,381	85.4	85.7	62.56
Total in-service office	43	13,684,033	79.1	80.0	55.09
STUDIO
Same-store(7)	3	1,211,168	73.8	73.8	47.11
Non-same store(5)	1	241,000
Total	4	1,452,168
Repositioning(5)(8)	1	271,986	—	—	—
Development(5)(9)	2	778,000	0.3	0.4	—
Held-for-sale(5)	1	195,121	93.6	93.6	81.76
Total repositioning, development and held-for-sale	4	1,245,107
Total office and studio properties	51	16,381,308
Future development(10)	7	3,233,589
TOTAL	58	19,614,897
__________________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of September 30, 2024, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended September 30, 2024, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of September 30, 2024 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of September 30, 2024. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of September 30, 2024. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of September 30, 2024. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended September 30, 2024, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of September 30, 2024.
4.Same-store office for the three months ended September 30, 2024 defined as all properties owned and included in our stabilized office portfolio as of July 1, 2023 and still owned and included in the stabilized office portfolio as of September 30, 2024.

5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of September 30, 2024.
7.Includes studio properties owned and included in our portfolio as of July 1, 2023 and still owned and included in our portfolio as of September 30, 2024.
8.Refer to Repositioning table in this document for the office and studio projects under repositioning as of September 30, 2024.
9.Includes 546,000 square feet related to the office development Washington 1000 and 232,000 square feet related to Sunset Pier 94 Studios.
10.Includes pending entitlement to develop approximately 500 residential units at 10900-10950 Washington.

Overview

Business Acquisitions

We had no business acquisitions during the nine months ended September 30, 2024.

Property Acquisitions

We had no property acquisitions during the nine months ended September 30, 2024.

Property Dispositions

We had no property dispositions during the nine months ended September 30, 2024.

Held for Sale

As of September 30, 2024, the Company had one property classified as held for sale—Foothill Research Center—as this property was considered non-strategic to the Company’s portfolio. See Part I, Item 1 “Note 3 to the Consolidated Financial Statements—Investment in Real Estate” for more detail.

In Process and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of September 30, 2024:

	Type	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
New York, New York
Sunset Pier 94 Studios(2)	Studio	Manhattan	232,000	Q4-2025	Q3-2026
TOTAL			232,000

Recently Completed:
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q2-2024	Q3-2026
TOTAL			546,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(3)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(3)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(3)	Residential	Hollywood	33 units/19,816	TBD	TBD
Element LA—Development	Office	West Los Angeles	500,000	TBD	TBD
10900/10950 Washington(4)	Residential	West Los Angeles	N/A	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(5)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(6)	Studio	Broxbourne	1,167,347	TBD	TBD
TOTAL			3,233,589

TOTAL UNDER CONSTRUCTION, RECENTLY COMPLETED AND FUTURE DEVELOPMENT			4,011,589
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
2.We own 25.6% of the ownership interest in the unconsolidated joint venture that owns Sunset Pier 94 Studios.
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

The following table summarizes the portions of office and studio projects currently under repositioning as of September 30, 2024:

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

Office Lease Expirations

The following table summarizes the lease expirations for leases in place as of September 30, 2024, plus available space, beginning January 1, 2024 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Square Footage of Expiring Lease	% of Office Portfolio Square Feet	Annualized Base Rent(2)	% of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration(2)	Annualized Base Rent Per Lease Square Foot at Expiration(2)
Vacant		3,538,608	3,415,539	27.5%
Q3-2024	13	46,209	22,476	0.2	1,008,633	0.2	44.88	1,008,630	44.88
Q4-2024	66	670,296	613,033	4.9	29,519,806	5.7	48.15	28,583,539	46.63
Total 2024	79	716,505	635,509	5.1	30,528,439	5.9	48.04	29,592,169	46.56
2025	180	1,853,979	1,607,823	13.0	95,593,831	18.4	59.46	94,496,057	58.77
2026	124	793,765	734,608	5.9	46,060,058	8.9	62.70	48,541,784	66.08
2027	133	1,169,825	1,015,989	8.2	62,051,566	11.9	61.08	66,222,036	65.18
2028	82	1,272,326	1,068,699	8.6	75,457,743	14.5	70.61	82,431,459	77.13
2029	67	661,479	523,232	4.2	34,293,584	6.6	65.54	38,569,764	73.71
2030	37	1,681,773	1,329,895	10.7	74,825,609	14.4	56.26	84,264,131	63.36
2031	25	1,138,767	703,270	5.7	43,160,311	8.3	61.37	53,846,150	76.57
2032	11	252,080	150,144	1.2	8,900,585	1.7	59.28	11,063,587	73.69
2033	16	543,784	435,673	3.5	23,493,815	4.5	53.93	29,475,754	67.66
Thereafter	34	653,142	462,646	3.7	21,134,104	4.1	45.68	31,261,368	67.57
Building management use(3)	56	266,093	238,109	1.9	—	—	—	—	—
Signed leases not commenced	28	119,669	96,936.8		4,189,422.8		43.22	4,885,780	50.40
Portfolio Total/Weighted Average	872	14,661,795	12,418,072	100.0%	$519,689,067	100.0%	$57.73	$574,650,039	$63.83
__________________
1.Does not include 22 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of September 30, 2024 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of September 30, 2024. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of September 30, 2024. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of September 30, 2024.
3.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Renewals(1)
Number of leases	39	31	109	100
Square feet	237,151	417,066	636,182	803,845
Tenant improvement costs per square foot(2)(3)	$13.18	$2.67	$21.49	$6.12
Leasing commission costs per square foot(2)	6.40	6.07	10.13	5.93
Total tenant improvement and leasing commission costs(2)	$19.58	$8.74	$31.62	$12.05

New leases(4)
Number of leases	46	22	128	89
Square feet	302,121	102,101	951,236	462,622
Tenant improvement costs per square foot(2)(3)	$70.41	$19.45	$55.87	$36.76
Leasing commission costs per square foot(2)	19.72	7.00	14.47	10.46
Total tenant improvement and leasing commission costs(2)	$90.13	$26.45	$70.34	$47.22

TOTAL
Number of leases	85	53	237	189
Square feet	539,272	519,167	1,587,418	1,266,467
Tenant improvement costs per square foot(2)(3)	$44.20	$5.93	$42.32	$17.31
Leasing commission costs per square foot(2)	13.62	6.25	12.76	7.59
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$57.82	$12.18	$55.08	$24.90
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

Financings

During the nine months ended September 30, 2024, there were $103.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act or Section 21E of the Exchange Act, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the quarter and beyond. Refer to “Forward-looking Statements.”

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in Part I, Item 1 of this Quarterly Report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Net Loss

Net loss increased $71.3 million, or 199.3%, to $107.0 million for the three months ended September 30, 2024 compared to $35.8 million for the three months ended September 30, 2023. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of July 1, 2023 and still owned and included in the stabilized portfolio as of September 30, 2024; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
Net loss	$(107,013)	$(35,752)	$(71,261)	199.3%
Adjustments:
Loss from unconsolidated real estate entities	3,219	759	2,460	324.1
Fee income	(1,437)	(340)	(1,097)	322.6
Interest expense	45,005	53,581	(8,576)	(16.0)
Interest income	(542)	(800)	258	(32.3)
Management services reimbursement income—unconsolidated real estate entities	(989)	(1,015)	26	(2.6)
Management services expense—unconsolidated real estate entities	989	1,015	(26)	(2.6)
Transaction-related expenses	269	—	269	—
Unrealized loss on non-real estate investments	1,081	2,265	(1,184)	(52.3)
Gain on sale of real estate	—	(16,108)	16,108	(100.0)
Impairment loss	36,543	—	36,543	—
Other expense (income)	28	(5)	33	(660.0)
Income tax provision (benefit)	2,183	(425)	2,608	(613.6)
General and administrative	19,544	17,512	2,032	11.6
Depreciation and amortization	86,672	98,580	(11,908)	(12.1)
NOI	$85,552	$119,267	$(33,715)	(28.3)%

Same-store NOI	$85,664	$110,028	$(24,364)	(22.1)%
Non-same-store NOI	(112)	9,239	(9,351)	(101.2)
NOI	$85,552	$119,267	$(33,715)	(28.3)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended September 30,
	2024	2023
Same-store office
Number of properties	40	40
Rentable square feet	11,394,547	11,394,547
Ending % leased	78.5%	80.8%
Ending % occupied	77.7%	79.4%
Average % occupied for the period	76.7%	83.5%
Average annual rental rate per square foot	$58.25	$57.95

Same-store studio
Number of properties	3	3
Rentable square feet	1,211,168	1,211,168
Average % leased for the period(1)	73.8%	83.5%
__________________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended September 30,
	2024			2023
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$147,752	$15,156	$162,908	$170,533	$29,100	$199,633
Service and other revenues	4,014	20	4,034	3,933	21	3,954
Total office revenues	151,766	15,176	166,942	174,466	29,121	203,587

Studio
Rental	10,268	3,452	13,720	10,787	2,695	13,482
Service and other revenues	4,501	15,230	19,731	3,573	10,801	14,374
Total studio revenues	14,769	18,682	33,451	14,360	13,496	27,856

Total revenues	166,535	33,858	200,393	188,826	42,617	231,443

Operating expenses
Office operating expenses	71,058	8,444	79,502	69,805	10,716	80,521
Studio operating expenses	9,813	25,526	35,339	8,993	22,662	31,655
Total operating expenses	80,871	33,970	114,841	78,798	33,378	112,176

Office NOI	80,708	6,732	87,440	104,661	18,405	123,066
Studio NOI	4,956	(6,844)	(1,888)	5,367	(9,166)	(3,799)
NOI	$85,664	$(112)	$85,552	$110,028	$9,239	$119,267

The following table gives further detail on our change in NOI:

	Three Months Ended September 30, 2024 as compared to Three Months Ended September 30, 2023
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(22,781)	(13.4)%	$(13,944)	(47.9)%	$(36,725)	(18.4)%
Service and other revenues	81	2.1	(1)	(4.8)	80	2.0
Total office revenues	(22,700)	(13.0)	(13,945)	(47.9)	(36,645)	(18.0)

Studio
Rental	(519)	(4.8)	757	28.1	238	1.8
Service and other revenues	928	26.0	4,429	41.0	5,357	37.3
Total studio revenues	409	2.8	5,186	38.4	5,595	20.1

Total revenues	(22,291)	(11.8)	(8,759)	(20.6)	(31,050)	(13.4)

Operating expenses
Office operating expenses	1,253	1.8	(2,272)	(21.2)	(1,019)	(1.3)
Studio operating expenses	820	9.1	2,864	12.6	3,684	11.6
Total operating expenses	2,073	2.6	592	1.8	2,665	2.4

Office NOI	(23,953)	(22.9)	(11,673)	(63.4)	(35,626)	(28.9)
Studio NOI	(411)	(7.7)	2,322	(25.3)	1,911	(50.3)
NOI	$(24,364)	(22.1)%	$(9,351)	(101.2)%	$(33,715)	(28.3)%

NOI decreased $33.7 million, or 28.3%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily resulting from:

•a $24.4 million decrease in same-store NOI driven by a decrease in office NOI of $24.0 million primarily due to:
•a $22.8 million decrease in rental revenues driven by lease expirations at several properties in the San Francisco Bay Area during the last twelve months and a straight-line rent reserve related to transitioning a tenant to cash basis reporting; and
•a $1.3 million increase in operating expenses predominantly due to higher tax and utility expenses at several properties in 2024.
•a $9.4 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $11.7 million primarily resulting from the sales of our One Westside property in December 2023 and our 604 Arizona and 3401 Exposition properties in August 2023, partially offset by an increase due to new leases commencing at our Metro Center property during the first half of 2024; partially offset by
•an increase in studio NOI of $2.3 million driven by increased activity at Quixote during the three months ended September 30, 2024.

Other Income (Expenses)

Loss from unconsolidated real estate entities

We recorded a $3.2 million loss from unconsolidated real estate entities for the three months ended September 30, 2024 compared to a loss of $0.8 million for the three months ended September 30, 2023. The change was primarily driven by higher interest expense at the unconsolidated entities due to an increase in the average reference rates for variable rate debt and a mark-to-market adjustment for an interest rate swap that does not qualify for hedge accounting.

Fee income

We recognized fee income of $1.4 million for the three months ended September 30, 2024 compared to $0.3 million for the three months ended September 30, 2023. Fee income represents the management fee income earned from our unconsolidated real estate entities. The increase in fee income is primarily driven by an increase in construction activity at the Sunset Pier 94 Studios development during the three months ended September 30, 2024.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Gross interest expense(1)	$53,539	$57,702	$(4,163)	(7.2)%
Capitalized interest	(10,521)	(8,606)	(1,915)	22.3
Non-cash interest expense(2)	1,987	4,485	(2,498)	(55.7)
TOTAL	$45,005	$53,581	$(8,576)	(16.0)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $4.2 million or 7.2%, to $53.5 million for the three months ended September 30, 2024 compared to $57.7 million for the three months ended September 30, 2023. The decrease was primarily driven by a repayment of the One Westside and Westside Two construction loan in December 2023, a decrease in the average outstanding borrowings on the Company’s unsecured revolving credit facility and a repayment of the Series E notes in September 2023. The decrease was partially offset by interest on the loan secured by Sunset Glenoaks Studios, which became a consolidated property as of April 1, 2024.

Capitalized interest increased by $1.9 million or 22.3%, to $10.5 million for the three months ended September 30, 2024 compared to $8.6 million for the three months ended September 30, 2023. The increase was primarily driven by capitalized interest for the Sunset Glenoaks Studios and Washington 1000 development projects.

Non-cash interest expense decreased by $2.5 million, or 55.7%, to $2.0 million for the three months ended September 30, 2024 compared to $4.5 million for the three months ended September 30, 2023. The decrease in non-cash interest expense was primarily due to the amortization of mark-to-market gains related to the interest rate cap on our Hollywood Media Portfolio loan during the three months ended September 30, 2023. The cap expired in August 2023 and was accounted for under the mark-to-market approach until it was designated as a cash flow hedge in December 2022. Additionally, there was a decrease in deferred financing cost amortization due to the deferred financing costs related to the Hollywood Media Portfolio debt and the One Westside and Westside Two construction loan being fully amortized as of August 2023 and December 2023, respectively.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $1.1 million for the three months ended September 30, 2024 compared to an unrealized loss of $2.3 million for the three months ended September 30, 2023, which were due to the observable changes in the fair value of the investments.

Gain on sale of real estate

During the three months ended September 30, 2023, we recognized a gain on sale of $16.1 million attributable to the sales of our 604 Arizona and 3401 Exposition properties in August 2023. No gain or loss on sale was recognized during the three months ended September 30, 2024.

Impairment loss

During the three months ended September 30, 2024, we recorded an impairment loss of $36.5 million due to a reduction in the estimated holding periods for certain office properties. We did not record any impairment charges during the three months ended September 30, 2023.

Income tax (provision) benefit

We recorded an income tax provision of $2.2 million for the three months ended September 30, 2024 compared to a benefit of $0.4 million for the three months ended September 30, 2023. The change was primarily due to a valuation allowance recorded against certain deferred tax assets during the three months ended September 30, 2024.

General and administrative expenses

General and administrative expenses increased by $2.0 million, or 11.6%, to $19.5 million for the three months ended September 30, 2024 compared to $17.5 million for the three months ended September 30, 2023. The increase was primarily driven by lower capitalization of expenses during the three months ended September 30, 2024 due to less development activity as compared to the prior period, as well as an increase in information technology-related expenses and professional fees. The increase was partially offset by lower travel and entertainment expenses during the three months ended September 30, 2024.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $11.9 million, or 12.1%, to $86.7 million for the three months ended September 30, 2024 compared to $98.6 million for the three months ended September 30, 2023. The decrease was primarily related to the sale of the One Westside and Westside Two properties in December 2023, the non-recurring write-off of certain deferred leasing costs and tenant improvements in the third quarter of 2023 due to an early lease termination at our 1455 Market property and an impairment charge recorded for our Foothill Research Center property in December 2023, which decreased the depreciable basis of this property.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Net Loss

Net loss increased $125.9 million, or 153.4%, to $207.9 million for the nine months ended September 30, 2024 compared to $82.0 million for the nine months ended September 30, 2023. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2023 and still owned and included in the stabilized portfolio as of September 30, 2024; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
Net loss	$(207,925)	$(82,046)	$(125,879)	153.4%
Adjustments:
Loss from unconsolidated real estate entities	6,443	2,219	4,224	190.4
Fee income	(3,933)	(5,026)	1,093	(21.7)
Interest expense	133,253	162,036	(28,783)	(17.8)
Interest income	(1,975)	(1,407)	(568)	40.4
Management services reimbursement income—unconsolidated real estate entities	(3,187)	(3,138)	(49)	1.6
Management services expense—unconsolidated real estate entities	3,187	3,138	49	1.6
Transaction-related expenses	2,306	(1,344)	3,650	(271.6)
Unrealized loss on non-real estate investments	3,024	2,269	755	33.3
Gain on sale of real estate	—	(23,154)	23,154	(100.0)
Impairment loss	36,543	—	36,543	—
Gain on extinguishment of debt	—	(10,000)	10,000	(100.0)
Other income	(1,449)	(139)	(1,310)	942.4
Income tax provision	2,693	715	1,978	276.6
General and administrative	59,959	55,177	4,782	8.7
Depreciation and amortization	265,324	294,654	(29,330)	(10.0)
NOI	$294,263	$393,954	$(99,691)	(25.3)%

Same-store NOI	289,917	350,086	(60,169)	(17.2)%
Non-same-store NOI	4,346	43,868	(39,522)	(90.1)
NOI	$294,263	$393,954	$(99,691)	(25.3)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Nine Months Ended September 30,
	2024	2023
Same-store office
Number of properties	40	40
Rentable square feet	11,394,547	11,394,547
Ending % leased	78.5%	80.8%
Ending % occupied	77.7%	79.4%
Average % occupied for the period	77.2%	83.1%
Average annual rental rate per square foot	$58.25	$57.95

Same-store studio
Number of properties	3	3
Rentable square feet	1,211,168	1,211,168
Average % occupied for the period(1)	73.8%	83.5%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Nine Months Ended September 30,
	2024			2023
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$462,781	$44,150	$506,931	$515,039	$90,737	$605,776
Service and other revenues	11,066	59	11,125	11,671	64	11,735
Total office revenues	473,847	44,209	518,056	526,710	90,801	617,511

Studio
Rental	31,677	10,084	41,761	37,349	8,760	46,109
Service and other revenues	22,705	49,894	72,599	16,960	48,294	65,254
Total studio revenues	54,382	59,978	114,360	54,309	57,054	111,363

Total revenues	528,229	104,187	632,416	581,019	147,855	728,874

Operating expenses
Office operating expenses	204,327	23,426	227,753	200,400	30,942	231,342
Studio operating expenses	33,985	76,415	110,400	30,533	73,045	103,578
Total operating expenses	238,312	99,841	338,153	230,933	103,987	334,920

Office NOI	269,520	20,783	290,303	326,310	59,859	386,169
Studio NOI	20,397	(16,437)	3,960	23,776	(15,991)	7,785
NOI	$289,917	$4,346	$294,263	$350,086	$43,868	$393,954

The following table gives further detail on our change in NOI:

	Nine Months Ended September 30, 2024 as compared to Nine Months Ended September 30, 2023
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(52,258)	(10.1)%	$(46,587)	(51.3)%	$(98,845)	(16.3)%
Service and other revenues	(605)	(5.2)	(5)	(7.8)	(610)	(5.2)
Total office revenues	(52,863)	(10.0)	(46,592)	(51.3)	(99,455)	(16.1)

Studio
Rental	(5,672)	(15.2)	1,324	15.1	(4,348)	(9.4)
Service and other revenues	5,745	33.9	1,600	3.3	7,345	11.3
Total studio revenues	73	0.1	2,924	5.1	2,997	2.7

Total revenues	(52,790)	(9.1)	(43,668)	(29.5)	(96,458)	(13.2)

Operating expenses
Office operating expenses	3,927	2.0	(7,516)	(24.3)	(3,589)	(1.6)
Studio operating expenses	3,452	11.3	3,370	4.6	6,822	6.6
Total operating expenses	7,379	3.2	(4,146)	(4.0)	3,233	1.0

Office NOI	(56,790)	(17.4)	(39,076)	(65.3)	(95,866)	(24.8)
Studio NOI	(3,379)	(14.2)	(446)	2.8	(3,825)	(49.1)
NOI	$(60,169)	(17.2)%	$(39,522)	(90.1)%	$(99,691)	(25.3)%

NOI decreased $99.7 million, or 25.3%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily resulting from:

•a $60.2 million decrease in same-store NOI driven by:
•a decrease in office NOI of $56.8 million primarily due to:
•a $52.3 million decrease in rental revenues driven by lease expirations at several properties in the San Francisco Bay Area during the last twelve months and a straight-line rent reserve related to transitioning a tenant to cash basis reporting, partially offset by a reversal of a previous straight-line rent reserve at our Hill7 property; and
•a $3.9 million increase in operating expenses predominantly due to a prior-period property tax reimbursement at our ICON property during the nine months ended September 30, 2023 and higher tax, insurance and utility expenses at several properties in 2024, partially offset by a reduction in variable ground rent expense at our Palo Alto Square property driven by the downsize of a large tenant;
•a decrease in studio NOI of $3.4 million primarily due to a lease expiration at our Sunset Las Palmas Studios property, partially offset by increased production activity at our Sunset Gower Studios property during the nine months ended September 30, 2024.
•a $39.5 million decrease in non-same-store NOI driven by a decrease in office NOI of $39.1 million primarily resulting from the sales of our One Westside and Westside Two properties in December 2023 and our 604 Arizona and 3401 Exposition properties in August 2023, partially offset by an increase due to new leases commencing at our Metro Center property during the first half of 2024.

Other Income (Expenses)

Loss from unconsolidated real estate entities

We recorded a $6.4 million loss from unconsolidated real estate entities for the nine months ended September 30, 2024 compared to a loss of $2.2 million for the nine months ended September 30, 2023. The change was primarily driven by higher interest expense at the unconsolidated entities due to an increase in the average reference rates for variable rate debt and a mark-to-market adjustment for an interest rate swap that does not qualify for hedge accounting.

Fee income

We recognized fee income of $3.9 million for the nine months ended September 30, 2024 compared to $5.0 million for the nine months ended September 30, 2023. Fee income represents the management fee income earned from our unconsolidated real estate entities. The primary reason for the decrease in fee income is due to less construction activity at the Sunset Waltham Cross Studios development during the nine months ended September 30, 2024.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Gross interest expense(1)	$157,272	$165,425	$(8,153)	(4.9)%
Capitalized interest	(29,915)	(22,779)	(7,136)	31.3
Non-cash interest expense(2)	5,896	19,390	(13,494)	(69.6)
TOTAL	$133,253	$162,036	$(28,783)	(17.8)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $8.2 million, or 4.9%, to $157.3 million for the nine months ended September 30, 2024 compared to $165.4 million for the nine months ended September 30, 2023. The decrease was primarily driven by a repayment of the One Westside and Westside Two construction loan in December 2023, the Quixote seller note in April 2023 and the Series E notes in September 2023, as well as a decrease in the average outstanding borrowings on the Company’s unsecured revolving credit facility. The decrease was partially offset by interest on the loan secured by Sunset Glenoaks Studios, which became a consolidated property as of April 1, 2024.
Capitalized interest increased by $7.1 million, or 31.3%, to $29.9 million for the nine months ended September 30, 2024 compared to $22.8 million for the nine months ended September 30, 2023. The increase was primarily driven by capitalized interest for the Sunset Glenoaks Studios and Washington 1000 development projects.

Non-cash interest expense decreased by $13.5 million, or 69.6%, to $5.9 million for the nine months ended September 30, 2024 compared to $19.4 million for the nine months ended September 30, 2023. The decrease in non-cash interest expense was primarily due to the amortization of mark-to-market gains related to the interest rate cap on our Hollywood Media Portfolio loan during the nine months ended September 30, 2023. The cap expired in August 2023 and was accounted for under the mark-to-market approach until it was designated as a cash flow hedge in December 2022. Additionally, there was a decrease in deferred financing cost amortization due to the deferred financing costs related to the Hollywood Media Portfolio debt and the One Westside and Westside Two construction loan being fully amortized as of August 2023 and December 2023, respectively.

Transaction-related expenses

Transaction-related expenses increased $3.7 million, or 271.6%, to $2.3 million of expense for the nine months ended September 30, 2024 compared to $1.3 million of income for the nine months ended September 30, 2023. The increase was primarily related to dead deal costs incurred during the nine months ended September 30, 2024 and the remeasurement of the Zio earnout liability to fair value during the nine months ended September 30, 2023.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on our non-real estate investments of $3.0 million for the nine months ended September 30, 2024 compared to a loss of $2.3 million for the nine months ended September 30, 2023, which were due to the observable changes in the fair value of the investments.

Gain on sale of real estate

During the nine months ended September 30, 2023, we recognized a $23.2 million gain attributable to the sales of our

Skyway Landing property in February 2023 and 604 Arizona and 3401 Exposition properties in August 2023. No gain or loss on sale was recognized during the nine months ended September 30, 2024.

Impairment loss

During the nine months ended September 30, 2024, we recorded an impairment loss of $36.5 million due to a reduction in the estimated holding periods for certain office properties. We did not record any impairment charges during the nine months ended September 30, 2023.

Gain on extinguishment of debt

During the nine months ended September 30, 2023, we recognized a $10.0 million gain on extinguishment of debt due to the settlement of the Quixote note payable at a discount. No gain or loss on extinguishment of debt was recognized during the nine months ended September 30, 2024.

Other income

During the nine months ended September 30, 2024, we recognized other income of $1.4 million. During the nine months ended September 30, 2023, we recognized other income of $0.1 million. The increase was primarily driven by the sale of a non-real estate investment during the nine months ended September 30, 2024.

Income tax provision

We recorded an income tax provision of $2.7 million for the nine months ended September 30, 2024, which was primarily due to a valuation allowance recorded against certain deferred tax assets. We recorded an income tax provision of $0.7 million for the nine months ended September 30, 2023 mainly due to the tax impact of the gain on extinguishment of debt partially offset by a deferred tax benefit recorded in connection with net operating losses in certain of our taxable REIT subsidiaries.

General and administrative expenses

General and administrative expenses increased by $4.8 million, or 8.7%, to $60.0 million for the nine months ended September 30, 2024 compared to $55.2 million for the nine months ended September 30, 2023. The increase was primarily driven by lower capitalization of expenses during the nine months ended September 30, 2024 due to less development activity as compared to the prior period, as well as an increase in information technology-related expenses and non-cash executive compensation expense. The increase was partially offset by lower travel and entertainment and other miscellaneous expenses during the nine months ended September 30, 2024.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $29.3 million, or 10.0%, to $265.3 million for the nine months ended September 30, 2024 compared to $294.7 million for the nine months ended September 30, 2023. The decrease was primarily related to the sale of our One Westside and Westside Two properties in December 2023, the non-recurring write-off of certain deferred leasing costs and tenant improvements in the third quarter of 2023 due to an early lease termination at our 1455 Market property and an impairment charge recorded for our Foothill Research Center property in December 2023, which decreased the depreciable basis of this property.

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
•proceeds from joint venture partners;

•proceeds from the Sunset Glenoaks Studios construction loan (consolidated joint venture), Sunset Pier 94 Studios construction loan (unconsolidated joint venture) and Bentall Centre loan (unconsolidated joint venture); and
•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had approximately $90.7 million of cash and cash equivalents at September 30, 2024. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through September 30, 2024. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of September 30, 2024 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility	$900,000	$295,000	$605,000
Sunset Glenoaks Studios construction loan(1)	50,300	44,292	6,008
Bentall Centre(1)(2)(3)	97,965	95,324	2,641
Sunset Pier 94 Studios construction loan(1)(2)	46,810	26	46,784
TOTAL	$1,095,075	$434,642	$660,433
__________________
1.Amounts are presented at HPP’s share.
2.This loan is held by an unconsolidated joint venture.
3.The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of September 30, 2024.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. In addition, our ability to incur additional debt may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States. Certain of the major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future and increase the cost of future debt. As of September 30, 2024, the credit ratings for our senior unsecured debt were Ba3, BB- and BB- from Moody’s, Standard and Poor’s and Fitch, respectively.

The following table sets forth our ratio of debt to total market capitalization (counting Series A redeemable preferred units as debt) as of September 30, 2024 (in thousands, except percentage):

Market Capitalization
Unsecured and secured debt(1)	$4,151,650
Series A redeemable preferred units	9,815
Total consolidated debt	4,161,465
Equity capitalization(2)	1,144,589
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$5,306,054
Total consolidated debt/total consolidated market capitalization	78.4%
__________________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $4.78, as reported by the NYSE, on September 30, 2024 as well as the aggregate value of the Series C preferred stock liquidation preference as of September 30, 2024.

Outstanding Indebtedness

The following table sets forth information as of September 30, 2024 and December 31, 2023 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	September 30, 2024	December 31, 2023
Unsecured debt	$2,410,000	$2,307,000
Secured debt	$1,741,650	$1,653,067
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of September 30, 2024, although there can be no assurance that it will continue to be in compliance with these financial covenants. Our ability to maintain compliance with our debt covenants is subject to numerous risks and uncertainties, many of which are outside of our control, including general economic conditions; fluctuations in interest rates and increased operating costs; our failure to obtain necessary outside financing, including as a result of further downgrades in the credit ratings of our unsecured indebtedness; our failure to generate sufficient cash flows to service our outstanding indebtedness, repay indebtedness when due and maintain dividend payments; and strikes or work stoppages. Failure to meet any of these covenants could cause an event of default under the agreements governing our indebtedness and/or accelerate some or all of our indebtedness. In addition, certain of our indebtedness contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Liquidity Uses

Contractual Obligations

During the nine months ended September 30, 2024, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2023 Annual Report on Form 10-K. Refer to Part I, Item 1 “Note 9 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. Refer to Part I, Item 1 “Note 12 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. Refer to Part I, Item 1 “Note 20 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

Comparison of the cash flow activity for the nine months ended September 30, 2023 is as follows (in thousands, except percentage change):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Net cash provided by operating activities	$164,495	$223,038	$(58,543)	(26.2)%
Net cash used in investing activities	$(195,756)	$(124,505)	$(71,251)	57.2%
Net cash provided by (used in) financing activities	$26,040	$(290,170)	$316,210	(109.0)%

Cash and cash equivalents and restricted cash were $113.9 million and $119.2 million at September 30, 2024 and December 31, 2023, respectively.

Operating Activities

Net cash provided by operating activities decreased by $58.5 million, or 26.2%, to $164.5 million for the nine months ended September 30, 2024 compared to $223.0 million for the nine months ended September 30, 2023. The decrease primarily resulted from the property dispositions throughout 2023 and a significant tenant move-out at our 1455 Market property in the third quarter of 2023.

Investing Activities

Net cash used in investing activities increased by $71.3 million, or 57.2%, to $195.8 million for the nine months ended September 30, 2024 compared to $124.5 million for the nine months ended September 30, 2023. The change primarily resulted from $167.0 million of proceeds from sales of real estate during the nine months ended September 30, 2023. There were no sales of real estate during the nine months ended September 30, 2024. The change was partially offset by a $92.6 million decrease in additions to investment in real estate during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $26.0 million compared to $290.2 million of net cash used in financing activities for the nine months ended September 30, 2023. The change primarily resulted from a $487.0 million decrease in payments of unsecured and secured debt, a $39.6 million decrease in dividends paid to common stock and unitholders and a $29.9 million decrease in distributions to non-controlling members in consolidated real estate entities during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The change was partially offset by a $201.6 million decrease in proceeds from unsecured and secured debt during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 and $40.9 million spent to purchase our partner’s interest in our 1455 Market property during the nine months ended September 30, 2024.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about our unconsolidated joint venture indebtedness as of September 30, 2024 (in thousands, except for percentages):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20%	$476,619	$13,208	$489,827	CORRA + 2.30%	7/1/2027
Sunset Pier 94 Studios(2)	26%	$100	$183,100	$183,200	SOFR + 4.75%	9/9/2028
__________________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of September 30, 2024. This loan is interest-only through its term.
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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(107,013)	$(35,752)	$(207,925)	$(82,046)
Adjustments:
Depreciation and amortization—consolidated	86,672	98,580	265,324	294,654
Depreciation and amortization—non-real estate assets	(8,031)	(8,300)	(24,223)	(25,524)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	1,231	1,165	4,388	3,623
Gain on sale of real estate	—	(16,108)	—	(23,154)
Impairment loss—real estate assets	36,543	—	36,543	—
Unrealized loss on non-real estate investments	1,081	2,265	3,024	2,269
FFO attributable to non-controlling interests	1,508	(10,509)	(9,601)	(37,371)
FFO attributable to preferred shares and units	(5,200)	(5,200)	(15,600)	(15,600)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$6,791	$26,141	$51,930	$116,851

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2023 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2024 to the information provided in Part II, Item 7A, of our 2023 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities: None.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 12, 2024	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 12, 2024	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 12, 2024	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 12, 2024	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)