Form 10-K
period 2024-12-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2025-02-25
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

As of June 30, 2024, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) was $666.1 million based upon the last sales price on June 28, 2024 for the registrant’s Common Stock.

There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at February 19, 2025 was 141,353,435.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2025 Annual Meeting of Stockholders to be held May 15, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the United States Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2024 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a real estate investment trust, or REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

Hudson Pacific Properties, Inc. is a REIT and the sole general partner of our operating partnership. As of December 31, 2024, Hudson Pacific Properties, Inc. owned approximately 95.2% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 4.8% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.

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

ITEM 1. Business

Company Overview

We are a vertically integrated real estate investment trust (“REIT”) offering end-to-end real estate solutions for dynamic tenants in the synergistic, converging and secular growth industries of tech and media. We acquire, reposition, develop and operate sustainable high-quality office and state-of-the-art studio properties in high-barrier-to-entry tech and media epicenters. Our primary investment markets include Los Angeles, the San Francisco Bay Area, Seattle, New York and Vancouver, British Columbia. We invest across the risk-return spectrum, favoring opportunities that allow us to leverage leasing, capital investment and operating expertise along with deep strategic relationships to create incremental stakeholder value.

As of December 31, 2024, our portfolio included:

•Office properties comprising approximately 14.6 million square feet;
•Studio properties comprising approximately 45 stages and 1.7 million square feet of sound stages and production-supporting office and other facilities;
•Land properties comprising approximately 3.2 million square feet of undeveloped density rights for future office, studio and residential space; and
•Production services assets, comprising vehicles, lighting and grip, production supplies and other equipment and the lease rights to an additional 24 sound stages.

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

•Proactive Balance Sheet Management. We prioritize having a strong, flexible balance sheet with multiple avenues to access capital through market cycles from both secured and unsecured financings. We seek to prudently allocate capital to achieve growth while maintaining conservative leverage. We are willing to consider accessing equity markets to fund attractive investment opportunities. We have the discipline to work consistently to achieve long-term leverage targets while ensuring optionality for future growth.

•Leadership in Corporate Responsibility and Sustainability. Through our Better BlueprintTM program, the Company is an established industry leader in corporate responsibility and sustainability. We have received accolades from the Global Real Estate Sustainability Benchmark (GRESB), the National Associate of Real Estate Investment Trusts (NAREIT), and the National Association of Office Properties (NAIOP), ENERGY STAR among many others. Our priorities in this area focus on initiatives that are relevant for our industry and drive business value, providing a key point of differentiation for those who invest, partner, lease, or work with or for us.

Competition

We compete with a number of developers, owners and operators of office and studio real estate, many of which own properties similar to ours in the same markets and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants’ needs and the manner in which our properties are operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-let space in light of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space. In that case, our financial condition, results of operations and cash flows may be adversely affected.

We also face competition when pursuing acquisition and disposition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to acquisition opportunities not available to us and may otherwise be in a better position to acquire a property. Competition may also increase the price required to consummate an acquisition opportunity and generally reduce the demand for commercial office space in our markets. Likewise, competition with sellers of similar properties to find suitable purchasers may result in us receiving lower proceeds from a sale or in us not being able to dispose of a property at a time of our choosing due to the lack of an acceptable return.

For further discussion of the potential impact of competitive conditions on our business, refer to Item 1A “Risk Factors.”

Segment and Geographic Financial Information

We report our results of operations through two reportable segments: (i) office properties and related operations and (ii) studio properties and related operations. For information about our segments, refer to Part IV, Item 15(a) “Financial Statement Schedules—Note 19 to the Consolidated Financial Statements—Segment Reporting.”

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

Corporate Responsibility

Commitment

Our corporate responsibility program, Better BlueprintTM, is informed by decades of experience and what we believe to be best practices across every aspect of real estate. Better BlueprintTM brings to life our vision of vibrant, thriving urban spaces and places built for the long term. Its principles and objectives provide a common thread that authentically guides our work and relations with tenants, employees, investors and partners.

Sustainable: Minimizing our Footprint

We are committed to leadership in sustainability—whether designing a new property, reimagining a dated building, or managing our existing real estate portfolio and production services businesses. Addressing climate change in ways that are relevant to our industry and drive business value is the focus of our sustainability program. We have had 100% carbon neutral real estate operations since 2020. Our science-based target commits us to go further by reducing absolute Scope 1 and 2 greenhouse gas (“GHG”) emissions by 50% by 2030, from a 2018 baseline, excluding financial instruments like unbundled renewable energy credits and carbon offsets. More about our sustainability efforts can be found in Hudson Pacific’s Corporate Responsibility Report.

Our 2024 achievements include:

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

Healthy: Healthy Buildings, Healthy Lives

We aim to set our properties apart by providing safe environments that promote wellness and resilience for our employees, customers and neighbors. Our health and safety program includes emergency response plans, fire life safety systems, MERV-13+ air filters, and regular safety training at all buildings. We are also committed to advancing wellness and well-being, and we consistently deliver state-of-the-art buildings with functional outdoor space, fitness amenities, natural light, healthy food and other wellness-oriented features. We offer in-person and virtual wellness programming at most properties, and we have a goal to achieve Fitwel certification for at least 50% of our in-service office portfolio by 2030.

Our 2024 achievements include:

•All operating office and studio properties use MERV-13+ filters, among other COVID-safe procedures;
•Over 90% of our in-service office portfolio is served by bike storage, showers and/or lockers;
•Over 60% of our in-service office portfolio has on-site fitness amenities and/or a mobile app that promotes health and wellness through virtual fitness classes, mindfulness training, cooking sessions, and more; and
•Over 40% of our in-service office portfolio is Fitwel certified.

Equitable: Vibrant, Thriving Cities for All

We seek to create and cultivate communities that afford opportunity for everyone to succeed. We strive to promote an inclusive corporate culture that celebrates our diverse workforce and implement fair human capital management practices. We support key groups aiming to diversify talent pipelines in our industry, donate at least 1% of net earnings to charitable causes annually and have an active employee volunteering program to ensure we give back to our communities.

Our 2024 achievements include:

•Continued collaboration with industry groups aiming to diversify our talent pipelines;
•Continuation of our commitment to invest $20 million in innovative homelessness and housing solutions;
•Over $800,000 in charitable giving; and
•Over 8,400 hours of employee volunteering.

Human Capital

Hiring

In alignment with our Company values, we believe our people are our greatest asset and we embrace a recruitment process that strives to attract top-tier talent. Through a series of behavioral-based interviews, Company recruiters assess candidates for skills, competencies and cultural fit. The hiring team comprises a recruiter, hiring manager and other peers or stakeholders to ensure a collaborative process.

Diversity and Inclusion

We value employees at all levels of the organization and provide ample opportunities for growth, while striving to celebrate diversity in all its forms including gender, age, ethnicity and cultural background. We take pride in the fact that our employee population across our operating office and studio portfolio reflects a balanced gender representation as well as a broad cross-section of racial and ethnic backgrounds. We have six Employee Resource Groups, each designed to connect employees with similar backgrounds and shared experiences while sharing best practices and ensuring support for each other.

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

Collective Bargaining Arrangements

At December 31, 2024, we had 740 employees, of which 150 were subject to collective bargaining agreements in our production services/operating companies. We believe that relations with our employees are good.

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

As of December 31, 2024, we had $1.1 billion in variable rate debt, excluding debt that is effectively fixed through the use of interest rate swaps. In addition, we may incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities. In addition, while such agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

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

These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and per share trading price of our securities. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. We have modified certain of our leverage ratio covenants for periods through December 31, 2024 to provide for a maximum ratio of 65% for such covenants which previously required a maximum ratio of 60%. Beginning with the fourth quarter of 2024, we also modified certain of our adjusted EBITDA to fixed charges covenants to provide for a minimum required ratio of 1.4x for such covenants which previously required a minimum ratio of 1.5x and modified certain of our unencumbered NOI to unsecured interest expense covenants to provide for a minimum required ratio of 1.75x for such covenants which previously required a minimum ratio of 2.0x. There is no assurance that we will be able to obtain future waivers or modifications of these or other covenants, and future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our tenants operate. Furthermore, our unsecured revolving credit facility and term loan facility contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

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

We depend on significant tenants.

As of December 31, 2024, the 15 largest tenants in our office portfolio represented approximately 44.9% of the HPP’s share of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2024, our three largest tenants were Google, Inc., Netflix, Inc. and Amazon, which together accounted for 20.6% of the HPP’s share of the annualized base rent generated by our office properties. If Google, Inc., Netflix, Inc. and Amazon were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2024, approximately 28.7% of the HPP’s share of the square footage of the office properties (including our development and redevelopment properties) in our portfolio was available, taking into account uncommenced leases signed as of December 31, 2024. An additional approximately 15.0% of the HPP’s share of the square footage of the office properties in our portfolio is scheduled to expire in 2025 (includes leases scheduled to expire on December 31, 2024). We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

Ten of our consolidated properties are subject to ground leases (including properties with a portion of the land subject to a ground lease). Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 13 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments Future Minimum Rents” for more information regarding our ground lease agreements. If any of these ground leases are terminated following a default or expire without being extended, we may lose our interest in the related property and may no longer have the right to receive any of the rental income from such property, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

As of December 31, 2024, approximately 20% of our employees are covered by collective bargaining agreements. While we believe we have good relationships with our unionized employees and we have not experienced any union-related work stoppage over the last ten years, if we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory.

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

As of December 31, 2024, we had 20 joint ventures. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” and Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements—Investment in Unconsolidated Real Estate Entities” for details on our joint ventures. We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

In September 2024, we suspended our quarterly dividend on our common stock in order to address liquidity considerations in light of general office industry trends and slower-than-anticipated recovery of studio demand following the Writers Guild of America (“WGA”) strike and the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) strikes. Our Board determines the amount and timing of any distributions and currently expects to continue to review and evaluate future dividend payments on a quarterly basis, but we cannot provide you with any assurances that we will resume paying dividends on our common stock. In making this determination, our Board considers a variety of relevant factors, including, without limitation, the obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements and risks affecting our business. Accordingly, unless a declaration and payment of cash dividends is made, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our stock. There is no guarantee that our stock will appreciate in value or a dividend declaration will be made. We cannot assure you that we will be able to make distributions in the future. Any of the foregoing could adversely affect the market price of our publicly traded securities.

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

In exchange for the contribution of properties to our portfolio in connection with our IPO, some contributors received series A preferred units in our operating partnership. As of December 31, 2024, these units have an aggregate liquidation preference of approximately $9.8 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on series C preferred stock and common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our Company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). If we choose to redeem the outstanding series A preferred units in connection with a fundamental change, this could reduce the amount of cash available for distribution to holders of series C preferred stock and common stock. In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

ITEM 2. Properties

As of December 31, 2024, our portfolio of owned real estate consisted of 57 properties (36 wholly-owned properties, 14 properties owned by joint ventures and seven land properties) totaling approximately 20 million square feet and located primarily in Los Angeles, the San Francisco Bay Area, Seattle, New York, Vancouver, British Columbia and Greater London, United Kingdom.

Office Portfolio

Our office portfolio consists of 45 office properties totaling approximately 14.6 million square feet located in Los Angeles, the San Francisco Bay Area, Seattle and Vancouver, British Columbia.

In-Service Office Portfolio

Our in-service office portfolio consists of owned office properties, excluding repositioning, redevelopment, development and held for sale properties. As of December 31, 2024, the weighted average remaining lease term for our in-service office portfolio was 4.6 years

The following table summarizes information relating to the consolidated and unconsolidated in-service office properties owned as of December 31, 2024:

Location	Submarket	Square Feet(1)	Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)

Los Angeles, California
ICON(6)	Hollywood	326,792	100.0%	100.0%	$21,911,055	$67.05
EPIC(6)	Hollywood	301,127	100.0	100.0	23,198,824	77.04
Harlow(6)	Hollywood	129,931	100.0	100.0	8,212,625	63.21
6040 Sunset(6)	Hollywood	114,958	100.0	100.0	7,219,752	62.80
CUE(6)	Hollywood	94,386	100.0	100.0	6,411,443	67.93
11601 Wilshire	West Los Angeles	499,758	90.8	91.4	21,783,475	47.98
Element LA	West Los Angeles	284,037	100.0	100.0	19,520,478	68.73
Fourth & Traction	Downtown Los Angeles	131,701	100.0	100.0	6,359,052	48.28
San Francisco Bay Area, California
Concourse	North San Jose	941,616	64.9	68.4	27,558,750	45.10
Gateway	North San Jose	609,554	67.1	68.4	19,061,922	46.63
Metro Plaza	North San Jose	468,599	57.5	57.5	12,760,908	47.36
Skyport Plaza	North San Jose	418,465	6.1	6.1	779,125	30.59
1740 Technology	North San Jose	215,857	100.0	100.0	11,680,792	54.11
1455 Market	San Francisco	1,038,134	60.4	60.4	33,332,037	53.17
Rincon Center	San Francisco	531,721	97.8	97.8	34,992,537	67.26
Ferry Building(7)	San Francisco	266,402	98.3	98.9	23,760,539	90.72
901 Market	San Francisco	204,381	54.6	54.6	3,772,675	33.79
875 Howard	San Francisco	191,201	100.0	100.0	13,568,955	70.97
625 Second	San Francisco	138,354	38.7	38.7	3,070,236	57.35
275 Brannan	San Francisco	57,120	100.0	100.0	5,125,143	89.73
Palo Alto Square	Palo Alto	318,166	95.7	95.7	29,407,582	96.56
3400 Hillview	Palo Alto	207,857	100.0	100.0	16,762,265	80.64
Page Mill Hill	Palo Alto	181,965	58.2	58.2	7,095,577	67.01
Clocktower Square	Palo Alto	100,655	100.0	100.0	9,281,455	92.21
Page Mill Center	Palo Alto	96,062	82.7	82.7	5,401,865	67.98
Towers at Shore Center	Redwood Shores	334,695	82.5	82.5	20,433,340	73.98
Shorebreeze	Redwood Shores	230,931	75.5	75.5	11,259,650	64.59
555 Twin Dolphin	Redwood Shores	201,129	65.2	67.8	8,442,453	64.39
333 Twin Dolphin	Redwood Shores	183,072	59.3	59.3	6,462,774	59.58
Metro Center	Foster City	724,381	86.5	87.9	38,606,059	61.64
Techmart	Santa Clara	284,903	70.8	73.1	10,085,953	50.03
Seattle, Washington
1918 Eighth(7)	Denny Triangle	667,724	99.4	99.4	29,212,128	44.02
Hill7(7)	Denny Triangle	285,310	99.6	100.0	12,672,485	44.61
5th & Bell	Denny Triangle	197,136	100.0	100.0	8,225,155	41.72
Met Park North	Denny Triangle	189,451	25.9	25.9	1,217,227	24.83
505 First	Pioneer Square	291,286	23.0	23.0	2,154,224	32.20
83 King	Pioneer Square	186,366	73.3	73.3	6,050,841	44.30
450 Alaskan	Pioneer Square	171,594	100.0	100.0	7,680,881	44.76
411 First	Pioneer Square	164,799	95.3	95.3	5,883,389	37.46
95 Jackson	Pioneer Square	31,613	45.8	45.8	478,203	33.00
Vancouver, British Columbia
Bentall Centre(8)	Downtown Vancouver	1,537,159	88.6	89.5	39,517,317	29.02
Total In-Service		13,550,348	78.3%	78.9%	$580,411,146	$54.71
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of December 31, 2024, divided by (ii) total square feet, expressed as a percentage.

3.Calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2024, divided by (ii) total square feet, expressed as a percentage.
4.Presented on an annualized basis and is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2024, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
5.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2024. Annualized base rent does not reflect tenant reimbursements.
6.We own 51% of the ownership interest in the consolidated joint venture that owns ICON, EPIC, Harlow, 6040 Sunset and CUE.
7.We own 55% of the ownership interest in the consolidated joint ventures that own Ferry Building, 1918 Eighth and Hill7.
8.We own 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre. Annualized base rent and rental rates have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2024.

Office Tenant Diversification

The following table provides information regarding the 15 largest tenants in our office portfolio based on HPP’s share of annualized base rent as of December 31, 2024:

	Tenant	# of Properties	Lease Expiration	Total Occupied Square Feet		HPP’s Share
						Annualized Base Rent(1)	Percent of Annualized Base Rent
1	Google, Inc.	4	2025-2029	640,726	(2)	$53,520,411	10.6%
2	Netflix, Inc.	3	2031	722,305	(3)	26,275,874	5.2
3	Amazon	2	2030-2031	850,964	(4)	24,114,735	4.8
4	Riot Games, Inc.	1	2030	284,037		19,520,478	3.9
5	Uber Technologies, Inc.	1	2025	325,445		19,169,077	3.8
6	Salesforce.com	1	2025-2028	265,394	(5)	15,339,075	3.0
7	Nutanix, Inc.	1	2030	215,857		11,680,792	2.3
8	City and County of San Francisco	2	2024-2067	226,007	(6)	9,198,343	1.8
9	Dell EMC Corporation	2	2026-2027	130,021	(7)	9,033,014	1.8
10	Coupa Software, Inc.	1	2033	100,654		7,841,953	1.6
11	GitHub, Inc.	2	2024-2030	92,450	(8)	7,298,651	1.4
12	PayPal, Inc.	1	2030	131,701	(9)	6,359,052	1.3
13	Weil, Gotshal & Manges LLP	1	2026	76,278		6,280,735	1.2
14	Bank of America	4	2024-2027	80,899	(10)	5,542,865	1.1
15	Glu Mobile, Inc.	1	2027	61,381		5,473,367	1.1
	TOTAL			4,204,119		$226,648,422	44.9%
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2024, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2024.
2.Google, Inc. expirations: (i) 182,672 square feet in February 2025 at Foothill Research Center (held-for-sale), (ii) 208,843 square feet at Rincon Center in February 2028, (iii) 207,857 square feet at 3400 Hillview in November 2028 (early termination right between March 2026-February 2027) and (iv) 41,354 square feet at Ferry Building in October 2029.
3.Netflix, Inc. expirations: (i) 326,792 square feet at ICON, (ii) 301,127 square feet at EPIC and (iii) 94,386 square feet at CUE.
4.Amazon expirations: (i) 659,150 square feet at 1918 Eighth in September 2030 and (ii) 191,814 square feet at 5th & Bell in May 2031.
5.Salesforce.com expirations: (i) 83,016 square feet in March 2025, (ii) 83,372 square feet in April 2027 and (iii) 99,006 square feet in October 2028. Salesforce.com subleased 259,416 square feet at Rincon Center to Twilio Inc. in 2018 and in 2020 began paying us 50% of cash rents received pursuant to the sublease, or an average of $340,000 per month with annual growth thereafter, in addition to contractual base rent.
6.City and County of San Francisco expirations: (i) 4,100 square feet at 1455 Market in December 2024, (ii) 24,474 square feet at 1455 Market in June 2025, (iii) 39,573 square feet at 1455 Market in September 2033, (iv) 157,154 square feet at 1455 Market in April 2045 and (v) 706 square feet at Ferry Building in April 2067.
7.Dell EMC Corporation expirations: (i) 83,549 square feet at 875 Howard in June 2026 and (ii) 46,472 square feet at 505 First in January 2027.
8.GitHub Inc. expirations: (i) 35,330 square feet at 625 Second in December 2024 and (ii) 57,120 square feet at 275 Brannan in June 2030.
9.PayPal, Inc. has an early termination right at Fourth & Traction in July 2026.
10.Bank of America expirations: (i) 68,991 square feet at 1455 Market in December 2024, (ii) 5,598 square feet at Palo Alto Square in March 2026, (iii) 122 square feet at Ferry Building in September 2026 and (iv) 6,188 square feet at Bentall Centre in January 2027.

Office Industry Diversification

The following table summarizes information relating to the industry diversification within our office portfolio based on HPP’s share of annualized base rent as of December 31, 2024:

			HPP’s Share
Industry(1)	Square Feet(2)	Annualized Base Rent as Percent of Total	Square Feet(2)	Annualized Base Rent as Percent of Total
Technology	3,300,125	33.9%	3,086,454	38.2%
Media-Entertainment	1,502,941	16.9	968,616	13.1
Legal	584,387	7.7	551,256	9.0
Financial Services	967,828	8.6	663,465	7.9
Retail	1,252,376	8.5	885,697	7.2
Business Services	844,048	7.2	612,261	6.7
Other	702,978	5.8	556,232	6.1
Government	425,605	2.7	412,431	3.1
Real estate	438,904	3.3	270,278	2.8
Health Care	205,108	2.1	197,432	2.4
Insurance	211,835	1.7	157,202	1.7
Education	99,744	1.1	94,721	1.3
Advertising	39,490	0.5	39,490	0.5
Total	10,575,369	100.0%	8,495,535	100.0%
_____________
1.Determined by management using Thompson Reuters Business Classification.
2.Excludes signed leases not commenced.

Office Lease Distribution

The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2024:

				HPP’s Share
Square Feet Under Lease	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)
10,000 or Less	634	2,290,236	$118,003,529	664	2,038,529	$110,240,327
10,001-25,000	89	1,380,502	70,927,188	73	1,150,388	69,565,448
25,001-50,000	44	1,569,921	94,033,088	39	1,352,808	83,933,181
50,001-100,000	26	1,754,523	105,462,435	21	1,447,677	87,376,858
Greater than 100,000	16	3,580,187	210,423,220	12	2,506,133	153,772,160
Building Management Use	59	290,214	—	59	262,230	—
Signed Leases Not Commenced	21	84,153	3,441,685	21	71,349	3,126,853
Total	889	10,949,736	$602,291,145	889	8,829,114	$508,014,827
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)), including uncommenced leases, as of December 31, 2024 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Office Lease Expirations

The following table summarizes the lease expirations for in-place office leases as of December 31, 2024, including vacancies. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Square Footage of Expiring Lease	% of Office Portfolio Square Feet	Annualized Base Rent(2)	% of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(3)
Vacant		3,680,019	3,548,244	28.7%
Q4-2024	27	397,468	343,642	2.8	14,482,100	2.9	42.14	14,482,097	42.14
Total 2024	27	397,468	343,642	2.8	14,482,100	2.9	42.14	14,482,097	42.14
2025	169	1,759,377	1,516,950	12.2	89,366,696	17.5	58.91	89,721,921	59.15
2026	134	808,117	751,826	6.1	46,531,275	9.2	61.89	48,067,093	63.93
2027	144	1,215,055	1,058,593	8.6	65,010,492	12.8	61.41	69,384,772	65.54
2028	89	1,284,325	1,094,915	8.9	77,429,902	15.2	70.72	84,328,100	77.02
2029	76	689,863	543,344	4.4	35,354,571	7.0	65.07	39,692,288	73.05
2030	47	1,771,251	1,413,108	11.4	79,227,916	15.6	56.07	88,813,407	62.85
2031	27	1,150,121	714,662	5.8	44,447,635	8.8	62.19	54,512,519	76.28
2032	12	255,910	153,974	1.2	9,157,909	1.8	59.48	11,247,083	73.05
2033	18	558,618	450,353	3.6	24,086,655	4.7	53.48	30,014,450	66.65
Thereafter	37	665,683	444,872	3.6	19,609,461	3.9	44.08	28,315,644	63.65
Building management use(4)	59	290,214	262,230	2.1	—	—	—	—	—
Signed leases not commenced	21	84,153	71,349.6		3,126,853.6		43.82	3,663,336	51.34
Portfolio Total/Weighted Average	860	14,610,174	12,368,062	100.0%	$507,831,465	100.0%	$57.58	$562,242,710	$63.75
_____________
1.Does not include 29 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of December 31, 2024 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of December 31, 2024. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of December 31, 2024. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of December 31, 2024.
3.ABR per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of December 31, 2024.
4.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table represents 100% share of consolidated and unconsolidated joint ventures, summarizing historical information regarding tenant improvement and leasing commission costs for our office properties:

	Year Ended December 31,
	2024	2023	2022
Renewals(1)
Number of leases	153	149	162
Square feet	816,965	1,125,614	1,172,126
Tenant improvement costs per square foot(2)(3)	$18.12	$8.77	$11.66
Leasing commission costs per square foot(2)	9.50	6.80	9.50
Total tenant improvement and leasing commission costs	$27.62	$15.57	$21.16

New leases(4)
Number of leases	163	117	140
Square feet	1,212,377	572,833	943,650
Tenant improvement costs per square foot(2)(3)	$48.82	$38.15	$65.71
Leasing commission costs per square foot(2)	14.70	10.73	18.10
Total tenant improvement and leasing commission costs	$63.52	$48.88	$83.81

TOTAL
Number of leases	316	266	302
Square feet	2,029,342	1,698,447	2,115,776
Tenant improvement costs per square foot(2)(3)	$36.51	$18.49	$36.41
Leasing commission costs per square foot(2)	12.61	8.10	13.44
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS	$49.12	$26.59	$49.85
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

Studio Portfolio

Our studio portfolio includes five owned purpose-built properties with 45 sound stages totaling approximately 1.7 million square feet located in Los Angeles and New York. We also own the lease rights to another 5 studios with 24 sound stages totaling approximately 0.6 million square feet located in Los Angeles. We own and operate an array of production-related services, including transportation assets, lighting and other production equipment and supplies, which we provide for lease in Los Angeles and New York, as well as Albuquerque and Atlanta. We operate owned purpose-built stages under the Sunset Studios brand, and leased stages and production services assets under the Quixote brand.

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

In-Service Studio Portfolio

Our in-service studio portfolio consists of owned purpose-built studio properties, excluding repositioning, redevelopment, development and held for sale properties. The following table provides occupancy and rental rate information relating to the consolidated and unconsolidated in-service studio properties owned as of December 31, 2024:

Property	Owned/Leased	Submarket	# of Stages	Square Feet	Stage % Leased	Total % Leased(1)	Annual Base Rent(2)	HPP’s Share Annualized Base Rent	Annualized Base Rent Per Square Foot(3)
Los Angeles, California
Sunset Gower Studios(4)	Owned	Hollywood	12	559,141	100.0%	82.1%	$23,466,080	$11,967,701	$51.17
Sunset Bronson Studios	Owned	Hollywood	9	310,563	100.0	94.8	13,112,553	6,687,402	44.58
Sunset Las Palmas Studios(5)	Owned	Hollywood	11	341,464	31.3	42.2	6,160,055	3,141,628	41.43
Sunset Glenoaks Studios(6)	Owned	Sun Valley	7	241,000	N/A	N/A	N/A	N/A	N/A
Total in-service studio(7)			39	1,452,168	76.8%	73.8%	$42,738,688	$21,796,731	$47.41
_____________
1.Percent leased for in-service studio is the average percent leased for the 12 months ended December 31, 2024.
2.Annual base rent for in-service studio reflects actual base rent for the 12 months ended December 31, 2024, excluding tenant reimbursements.
3.Annual base rent per leased square foot for in-service studio calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2024.
4. 6,650 square feet located at Sunset Gower Studios was taken off-line for repositioning.
5. 18,594 square feet located at Sunset Las Palmas Studios was taken off-line for repositioning.
6.Trailing 12-month annualized base rent and occupancy will be available one year following construction completion in second quarter 2025.
7.Does not include 232,000 square feet related to Sunset Pier 94 Studios, which is currently under construction. We own 25.6% of the ownership interest in the unconsolidated joint venture that owns Sunset Pier 94 Studios.

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

PART II

ITEM 5. Market for Hudson Pacific Properties, Inc. Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 19, 2025, Hudson Pacific Properties, Inc. had 78 stockholders of record of our common stock. Hudson Pacific Properties, Inc. common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010.

Dividends

We intend to pay dividends each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of REIT taxable income. We intend to pay regular quarterly dividends to our stockholders. Historically, we have paid dividends to our stockholders quarterly in March, June, September and December. Dividends are paid to those stockholders who are stockholders as of the dividend record date. Dividends are paid at the discretion of our board of directors and dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors that our board of directors deems relevant. The Company suspended its quarterly common stock dividend during the third and fourth quarters of 2023 and the third and fourth quarters of 2024. Our Board will reassess the resumption of the dividend program when appropriate.

Issuer Purchases of Equity Securities

During the fourth quarter of 2024, certain employees surrendered common shares owned by them to satisfy their statutory federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases of Hudson Pacific Properties, Inc. equity securities during the fourth quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
December 1 - December 31, 2024	24,532	(3)	$2.97	(4)	—	35,250,164
_____________
1.Our board of directors authorized a share repurchase program to buy up to $250.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. The program does not have a termination date, and repurchases may commence or be discontinued at any time. A cumulative total of $214.7 million had been repurchased under the program as of December 31, 2024.
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

Market for Hudson Pacific Properties, L.P. Common Capital, Related Unitholder Matters and Issuer Purchases of Units

Overview

There is no established public trading market for our operating partnership’s common units. As of February 19, 2025, there were 21 holders of record of common units (including through our general partnership interest).

Distributions

We intend to make distributions each taxable year, and intend to make regular quarterly distributions to our unitholders. Historically, we have made distributions to our unitholders quarterly in March, June, September and December. Distributions are made to those unitholders who are unitholders as of the distribution record date. Distributions are made at the discretion of our board of directors and distribution amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors that our board of directors deems relevant. The operating partnership suspended its quarterly distribution during the third and fourth quarters of 2023 and the third and fourth quarters of 2024. We will reassess the resumption of the dividend program when appropriate.

Recent Sales of Unregistered Securities

During the fourth quarter of 2024, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below.

During the fourth quarter of 2024, the Company issued an aggregate of 71,273 shares of its common stock in connection with restricted stock units for no cash consideration, out of which 24,532 shares of common stock were forfeited to the Company in connection with tax withholding obligations for a net issuance of 46,741 shares of common stock. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in the partnership agreement of our operating partnership. During the fourth quarter of 2024, our operating partnership issued 46,741 common units to the Company. Investors who own common units have the right to cause our operating partnership to repurchase any or all of their common units for cash at a value equal to the then-current market value of one share of common stock. However, in lieu of such payment of cash, the Company may, at its election, issue shares of its common stock in exchange for such common units on a one-for-one basis. The operating partnership also issued 118,519 long-term incentive plan units during the fourth quarter of 2024. Long-term incentive plan units may also, under certain circumstances, be convertible into common units on a one-for-one basis, which are then exchangeable for shares of the Company’s common stock as described above.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2024 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with approximately $8.1 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

The following graph shows our cumulative total stockholder return for the five-year period ending on December 31, 2024. The graph assumes a $100 investment in each of the indices on December 31, 2019 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”), and industry peer groups. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
200.00
150.00
100.00
50.00
Cumulative Total Return
12/31/19
12/31/20
12/31/21
12/30/22
12/29/23
12/31/24
Hudson Pacific Properties, Inc.
MSCI U.S. REIT
Dow Jones U.S. Real Estate Office
S&P 500
Dow Jones Equity All REIT
FTSE NAREIT All Equity REITs

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Hudson Pacific Properties, Inc.	100.00	66.61	71.13	30.02	30.66	10.16
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
MSCI U.S. REIT	100.00	92.43	132.23	99.82	113.54	123.47
Dow Jones Equity All REIT	100.00	95.21	134.44	100.82	112.21	117.66
Dow Jones U.S. Real Estate Office	100.00	83.39	102.50	66.06	65.66	68.44
FTSE NAREIT All Equity REITs	100.00	94.88	134.06	100.62	112.04	117.56

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes, refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules.” Statements in this Item 7 contain forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In particular, information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations (“FFO”) market conditions and demographics) are forward-looking statements. Numerous factors will affect our actual results, some of which are beyond our control. These include the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. Accordingly, investors should use caution and not place undue reliance on this information, which speaks only as of the date of this report. We expressly disclaim any responsibility to update any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information.

For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking statements refer to Part I, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2024, our portfolio of owned real estate included office properties comprising approximately 14.6 million square feet, studio properties comprising approximately 45 sound stages and 1.7 million square feet and land properties comprising approximately 3.2 million square feet of undeveloped density rights. Our production services assets include vehicles, lighting and grip, production supplies and other equipment and the lease rights to 24 sound stages.

As of December 31, 2024, our in-service office portfolio was 78.9% leased (including leases not yet commenced). Our same-store studio properties average percent leased for the twelve months ended December 31, 2024 was 73.8%.

Current Year Highlights

Property Acquisitions

The Company had no acquisitions of real estate during the year ended December 31, 2024.

Property Dispositions

During the year ended December 31, 2024, the Company sold its 3176 Porter Drive property for $24.8 million. Please refer to Part IV, Item 15 (a) “Exhibits, Financial Statement Schedules—Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Held for Sale

As of December 31, 2024, the Company had two properties classified as held for sale—Foothill Research Center and Maxwell—as these properties were considered non-strategic to the Company’s portfolio. Please refer to Part IV, Item 15 (a) “Exhibits, Financial Statement Schedules—Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development pipelines as of December 31, 2024:

	Type	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
New York, New York
Sunset Pier 94 Studios(2)	Studio	Manhattan	232,000	Q4-2025	Q3-2026
TOTAL			232,000

Recently Completed:
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q4-2024	Q3-2026
TOTAL			546,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(3)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(3)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(4)	Residential	Hollywood	33 units/19,816	TBD	TBD
Element LA—Development	Office	West Los Angeles	500,000	TBD	TBD
10900/10950 Washington(4)	Residential	West Los Angeles	N/A	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(5)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(6)	Studio	Broxbourne	1,167,347	TBD	TBD
TOTAL			3,233,589

TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT			4,011,589
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

The following table summarizes the portions of office and studio projects currently under repositioning as of December 31, 2024:

Location	Submarket	Square Feet
Repositioning:
899 Howard	San Francisco	96,240
Page Mill Center	Palo Alto	79,056
Rincon Center	San Francisco	36,905
Sunset Las Palmas Studios	Hollywood	18,594
Palo Alto Square	Palo Alto	12,740
Metro Plaza	North San Jose	10,382
Sunset Gower Studios	Hollywood	6,650
TOTAL REPOSITIONING		260,567

Financings

During the year ended December 31, 2024, there were $128.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

On May 3, 2024, the Company entered into an amendment to its unsecured revolving credit facility in order to, among other things, replace CDOR as a referenced rate for Canadian dollar-denominated loans under the Canadian facility with a term CORRA-based rate.

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

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of leased space and to lease available space. As of December 31, 2024, the percent leased for our in-service office properties was approximately 78.9% (or 78.3%, excluding leases signed but not commenced as of that date). As of December 31, 2024, the percent leased, based on a 12-month trailing average, was approximately 73.8% for in-service studio properties (excludes Sunset Glenoaks, for which 12-month trailing occupancy data is not yet available). The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our studio properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Market Conditions

We own real estate primarily in California, the Pacific Northwest and Western Canada. We operate our production services business in key US media markets in California, New Mexico, Atlanta and New York. Positive or negative changes in economic or other conditions in any of the markets in which we own real estate and/or operate, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to acquiring, developing and assessing the carrying values of our real estate properties, assets acquired and liabilities assumed in business combination transactions, the fair values of our goodwill and intangible assets, determining the incremental borrowing rate used in the present value calculations of our new or modified operating lessee agreements, our accrued liabilities, and our performance-based equity compensation awards. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates. The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” for details on our significant accounting policies.

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

We test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31st, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit to which it is assigned, which can be an operating segment or one level below an operating segment. We have three operating segments: the management entity, Office and Studio. The Studio operating segment consists of two reporting units: Sunset Studios and Quixote. The Quixote reporting unit consists of the Zio and Star Waggons businesses acquired during 2021 and the Quixote business acquired during 2022, which have since been integrated as a single business. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized for the excess up to the amount of goodwill assigned to the reporting unit. Alternatively, the Company may bypass a qualitative assessment and proceed directly to a quantitative assessment.

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

Revenue Recognition

The recognition of revenues related to lease components is governed by ASC 842, Leases (“ASC 842”). The revenue related to non-lease components is subject to ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2024, we have not established a liability for uncertain tax positions.

We and certain of our TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. We and our TRSs are no longer subject to tax examinations by tax authorities for years prior to 2020. Generally, we have assessed our tax positions for all open years, which as of December 31, 2024 include 2021 to 2023 for Federal purposes and 2020 to 2023 for state purposes, and concluded that there are no material uncertainties to be recognized.

Results of Operations

The following table summarizes our portfolio as of December 31, 2024 :

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	39	12,794,354	77.9%	78.5%	$54.31
Stabilized non-same store(5)	1	31,613	45.8	45.8	33.00
Total stabilized	40	12,825,967	77.8	78.4	54.27
Lease-up(5)(6)	1	724,381	86.5	87.9	61.64
Total in-service office	41	13,550,348	78.3	78.9	54.71
STUDIO
Same-store(7)	3	1,211,168	73.8	73.8	47.41
Non-same-store(5)	1	241,000
Total	4	1,452,168
Repositioning(5)(8)	1	260,567	—	—	—
Development(5)(9)	2	778,000	0.3	0.4	—
Held-for-sale(5)	2	298,084	85.2	85.2	72.64
Total repositioning and development	5	1,336,651
Total office and studio properties	50	16,339,167
Future development(10)	7	3,233,589
TOTAL	57	19,572,756
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing. Represents 100% share of consolidated and unconsolidated joint ventures.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of December 31, 2024, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended December 31, 2024, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of December 31, 2024 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of December 31, 2024. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of December 31, 2024. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of December 31, 2024. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended December 31, 2024, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2024.
4.Includes office properties owned and included in our stabilized portfolio as of January 1, 2023 and still owned and included in the stabilized portfolio as of December 31, 2024.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired or placed under redevelopment or development as of December 31, 2024.
7.Includes studio properties owned and included in our portfolio as of January 1, 2023 and still owned and included in our portfolio as of December 31, 2024.
8.Refer to Repositioning table in this document for the office and studio projects under repositioning as of December 31, 2024.
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

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

Net Loss

Net loss increased $210.7 million, or 123%, to $381.4 million for the year ended December 31, 2024 compared to $170.7 million for the year ended December 31, 2023. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

Net Operating Income

We evaluate performance based upon net operating income (“NOI”). NOI is not a measure of operating results or cash flows from operating activities or cash flows as measured by GAAP and should not be considered an alternative to net income, as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions. All companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management because when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing a perspective not immediately apparent from net income. We calculate NOI as net income (loss) excluding corporate general and administrative expenses, depreciation and amortization, impairments, gains/losses on sales of real estate, interest expense, transaction-related expenses and other non-operating items. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI on a cash basis is NOI adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and other non-cash adjustments to revenue and expenses.

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2023 and still owned and included in the stabilized portfolio as of December 31, 2024; and

•Non-same-store, which includes:
•Stabilized non-same store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI (in thousands, except percentage change):

	Year Ended December 31,
	2024	2023	Dollar Change	Percentage Change
NET LOSS	$(381,406)	$(170,700)	$(210,706)	123.4%
Adjustments:
Loss from unconsolidated real estate entities	7,308	3,902	3,406	87.3
Fee income	(5,269)	(6,181)	912	(14.8)
Interest expense	177,393	214,415	(37,022)	(17.3)
Interest income	(2,467)	(2,182)	(285)	13.1
Management services reimbursement income—unconsolidated real estate entities	(4,119)	(4,125)	6	(0.1)
Management services expense—unconsolidated real estate entities	4,119	4,125	(6)	(0.1)
Transaction-related expenses	2,499	(1,150)	3,649	(317.3)
Unrealized loss on non-real estate investment	3,958	3,120	838	26.9
Gain on extinguishment of debt	—	(10,000)	10,000	(100.0)
Loss on sale of bonds	—	34,046	(34,046)	(100.0)
Loss (gain) on sale of real estate	2,453	(103,202)	105,655	(102.4)
Impairment loss	149,664	60,158	89,506	148.8
Other (income) expense	(1,647)	6	(1,653)	(27,550.0)
Income tax provision	1,641	6,796	(5,155)	(75.9)
General and administrative	79,451	74,958	4,493	6.0
Depreciation and amortization	354,425	397,846	(43,421)	(10.9)
NOI	$388,003	$501,832	$(113,829)	(22.7)%

Same-store NOI	$377,682	$438,947	$(61,265)	(14.0)%
Non-same-store NOI	10,321	62,885	(52,564)	(83.6)
NOI	$388,003	$501,832	$(113,829)	(22.7)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Year Ended December 31,
	2024	2023
Same-store office
Number of properties	38	38
Rentable square feet	11,257,195	11,257,195
Ending % leased	77.0%	79.9%
Ending % occupied	76.5%	78.9%
Average % occupied for the period	76.9%	82.9%
Average annual rental rate per square foot	$58.31	$58.51

Same-store studio
Number of properties	3	3
Rentable square feet	1,211,168	1,211,168
Average % leased over period(1)	73.8%	80.4%
_____________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended December 31, 2024.

The following table gives further detail on our consolidated NOI (in thousands):

	Year Ended December 31,
	2024			2023
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental revenues	$608,289	$69,331	$677,620	$660,606	$136,489	$797,095
Service and other revenues	14,023	633	14,656	14,704	576	15,280
Total office revenues	622,312	69,964	692,276	675,310	137,065	812,375

Studio
Rental revenues	41,733	12,164	53,897	48,422	10,854	59,276
Service and other revenues	28,440	67,469	95,909	21,981	58,665	80,646
Total studio revenues	70,173	79,633	149,806	70,403	69,519	139,922

Total revenues	692,485	149,597	842,082	745,713	206,584	952,297

OPERATING EXPENSES
Office operating expenses	269,366	36,283	305,649	265,606	46,412	312,018
Studio operating expenses	45,437	102,993	148,430	41,160	97,287	138,447
Total operating expenses	314,803	139,276	454,079	306,766	143,699	450,465

Office NOI	352,946	33,681	386,627	409,704	90,653	500,357
Studio NOI	24,736	(23,360)	1,376	29,243	(27,768)	1,475
NOI	$377,682	$10,321	$388,003	$438,947	$62,885	$501,832

The following table gives further detail on our change in consolidated NOI (in thousands, except percentage change):

	Year Ended December 31, 2024 as compared to the Year Ended December 31, 2023
	Same-store		Non-same-store		Total
	Dollar change	Percentage change	Dollar change	Percentage change	Dollar change	Percentage change
REVENUES
Office
Rental revenues	$(52,317)	(7.9)%	$(67,158)	(49.2)%	$(119,475)	(15.0)%
Service and other revenues	(681)	(4.6)	57	9.9	(624)	(4.1)
Total office revenues	(52,998)	(7.8)	(67,101)	(49.0)	(120,099)	(14.8)

Studio
Rental revenues	(6,689)	(13.8)	1,310	12.1	(5,379)	(9.1)
Service and other revenues	6,459	29.4	8,804	15.0	15,263	18.9
Total studio revenues	(230)	(.3)	10,114	14.5	9,884	7.1

Total revenues	(53,228)	(7.1)	(56,987)	(27.6)	(110,215)	(11.6)

OPERATING EXPENSES
Office operating expenses	3,760	1.4	(10,129)	(21.8)	(6,369)	(2.0)
Studio operating expenses	4,277	10.4	5,706	5.9	9,983	7.2
Total operating expenses	8,037	2.6	(4,423)	(3.1)	3,614	0.8

Office NOI	(56,758)	(13.9)	(56,972)	(62.8)	(113,730)	(22.7)
Studio NOI	(4,507)	(15.4)	4,408	(15.9)	(99)	(6.7)
NOI	$(61,265)	(14.0)%	$(52,564)	(83.6)%	$(113,829)	(22.7)%

NOI decreased $113.8 million, or 22.7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily resulting from:

•a $61.3 million decrease in same-store NOI driven by:
•a decrease in office NOI of $56.8 million primarily due to:
•a $52.3 million decrease in rental revenues related to a decrease in the average occupancy in our same-store portfolio from 82.9% during the year ended December 31, 2023 to 76.9% during the year ended December 31, 2024, primarily driven by lease expirations at several properties in the San Francisco Bay Area during the last twelve months and a straight-line rent reserve related to transitioning a tenant to cash basis reporting; and
•a $3.8 million increase in operating expenses predominantly driven by a prior-period property tax reimbursement at our ICON property in 2023 and higher engineering, utility, insurance and tax expenses at several properties in 2024.
•a decrease in studio NOI of $4.5 million primarily due to:
•a $6.7 million decrease in rental revenues primarily driven by lower occupancy at our Sunset Las Palmas Studios property; and
•a $4.3 million increase in operating expenses driven by increased production activity at our Sunset Gower Studios property; partially offset by
•a $6.5 million increase in service and other revenues related to increased production activity at our Sunset Gower Studios property that was partially offset by decreased activity at our Sunset Las Palmas Studios property.
•a $52.6 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $57.0 million primarily due to the sales of our One Westside and Westside Two properties in December 2023 and our 604 Arizona and 3401 Exposition properties in August 2023, partially offset by an increase due to new leases commencing at our Metro Center property in 2024; partially offset by
•a $4.4 million increase in studio NOI mainly driven by increased activity at Quixote in 2024 following the 2023 WGA and SAG-AFTRA strikes.

Other Income (Expenses)

Loss from unconsolidated real estate entities

Loss from our unconsolidated real estate entities increased by $3.4 million, or 87.3%, to $7.3 million for the year ended December 31, 2024 compared to $3.9 million for the year ended December 31, 2023. The change was primarily driven by higher interest expense at the unconsolidated entities in 2024 due to an increase in the average reference rates for variable rate debt and a mark-to-market adjustment for an interest rate swap that does not qualify for hedge accounting.

Fee income

Fee income decreased by $0.9 million, or 14.8%, to $5.3 million for the year ended December 31, 2024 compared to $6.2 million for the year ended December 31, 2023. Fee income represents the management fee income earned from the unconsolidated real estate entities. The decrease is primarily due to a decrease in construction activity at our unconsolidated Sunset Waltham Cross development, partially offset by an increase in construction activity at our unconsolidated Pier 94 development.

Interest expense

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023 is as follows (in thousands, except percentage change):

	Year Ended December 31,
	2024	2023	Dollar Change	Percentage Change
Gross interest expense(1)	$210,022	$224,801	$(14,779)	(6.6)%
Capitalized interest	(40,367)	(32,253)	(8,114)	25.2
Non-cash interest expense(2)	7,738	21,867	(14,129)	(64.6)
TOTAL	$177,393	$214,415	$(37,022)	(17.3)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $14.8 million, or 6.6%, to $210.0 million for the year ended December 31, 2024 compared to $224.8 million for the year ended December 31, 2023. The decrease was primarily driven by a repayment of the One Westside and Westside Two construction loan in December 2023, the Quixote seller note in April 2023 and the Series E notes in September 2023, as well as a decrease in the average outstanding borrowings on the Company’s unsecured revolving credit facility. The decrease was partially offset by interest on the loan secured by Sunset Glenoaks Studios, which became a consolidated property as of April 1, 2024.

Capitalized interest increased by $8.1 million, or 25.2%, to $40.4 million for the year ended December 31, 2024 compared to $32.3 million for the year ended December 31, 2023. The increase was primarily driven by capitalized interest for the Sunset Glenoaks Studios and Washington 1000 development projects.

Non-cash interest expense decreased by $14.1 million, or 64.6% to $7.7 million for the year ended December 31, 2024 compared to $21.9 million for the year ended December 31, 2023. The decrease in non-cash interest expense was primarily due to the amortization of mark-to-market gains related to the interest rate cap on our Hollywood Media Portfolio loan during the year ended December 31, 2023. The cap expired in August 2023 and was accounted for under the mark-to-market approach until it was designated as a cash flow hedge in December 2022. Additionally, there was a decrease in deferred financing cost amortization due to the deferred financing costs related to the Hollywood Media Portfolio loan and the One Westside and Westside Two construction loan being fully amortized as of August 2023 and December 2023, respectively.

Transaction-related expenses

During the year ended December 31, 2024, we recorded $2.5 million of expense predominantly related to dead deal costs. During the year ended December 31, 2023, we recorded $1.2 million of income primarily related to the remeasurement of the Zio earnout liability to fair value.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $4.0 million for the year ended December 31, 2024 compared to an unrealized loss on non-real estate investments of $3.1 million for the year ended December 31, 2023. The activity in both periods is due to the observable changes in the fair value of the investments.

Gain on extinguishment of debt

During the year ended December 31, 2023, we recognized a $10.0 million gain on extinguishment of debt due to the settlement of the Quixote note payable at a discount. No gain or loss on extinguishment of debt was recognized during the year ended December 31, 2024.

Loss on sale of bonds

During the year ended December 31, 2023, we recognized a loss on sale of bonds of $34.0 million in connection with the partial sale of the acquired Hollywood Media Portfolio debt. No gain or loss on sale of bonds was recognized during the year ended December 31, 2024.

Loss (gain) on sale of real estate

During the year ended December 31, 2024, we recognized a $2.5 million loss on sale of real estate attributable to the sale of our 3176 Porter property. During the year ended December 31, 2023, we recognized a $103.2 million gain on sale of real estate attributable to the sales of our Skyway Landing, 604 Arizona, 3401 Exposition, Cloud10, One Westside and Westside Two properties.

Impairment loss

During the year ended December 31, 2024, we recognized an impairment loss of $149.7 million related to the impairment of goodwill associated with the Quixote reporting unit as well as the impairment of certain office properties. The impairment of goodwill was driven by the slow recovery of Los Angeles film and TV production levels following the 2023 strikes of the Writers Guild of America and the Screen Actors Guild. The real estate impairment was attributable to a reduction in the estimated holding periods for certain office properties. During the year ended December 31, 2023, we recognized an impairment loss of $60.2 million due to a reduction in the estimated fair value of one office property.

Other (income) expense

During the year ended December 31, 2024, we recognized other income of $1.6 million compared to other expense of $6 thousand for the year ended December 31, 2023. The increase was primarily driven by the sale of a non-real estate investment during the year ended December 31, 2024.

Income tax provision

During the year ended December 31, 2024, we recorded an income tax provision of $1.6 million primarily related to a valuation allowance recorded against certain deferred tax assets and a change in Canadian tax legislation resulting in an increase in current tax expense. During the year ended December 31, 2023, we recorded an income tax provision of $6.8 million primarily related to a valuation allowance recorded against certain deferred tax assets.

General and administrative expenses

General and administrative expenses increased by $4.5 million, or 6.0%, to $79.5 million for the year ended December 31, 2024 compared to $75.0 million for the year ended December 31, 2023. The increase was primarily driven by an increase in non-cash compensation expense and lower capitalization of expenses during the year ended December 31, 2024 due to less development activity as compared to the prior year. The increase was partially offset by lower travel and entertainment and payroll expenses during the year ended December 31, 2024.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $43.4 million, or 10.9%, to $354.4 million for the year ended December 31, 2024 compared to $397.8 million for the year ended December 31, 2023. The decrease was primarily related to the sale of our One Westside and Westside Two properties in December 2023, the non-recurring write-off of certain deferred leasing costs and tenant improvements in the third quarter of 2023 due to an early lease termination at our 1455 Market property and impairment charges recorded at several properties during the years ended December 31, 2024 and December 31, 2023, which decreased the depreciable basis of these properties.

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the year ended December 31, 2023 to the year ended December 31, 2022” of the Form 10-K for the fiscal year ended December 31, 2023.

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
•proceeds from joint venture partners;
•proceeds from the Sunset Glenoaks construction loan, Sunset Pier 94 Studios construction loan (unconsolidated joint venture) and Bentall Centre loan (unconsolidated joint venture); and
•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had approximately $63.3 million of cash and cash equivalents at December 31, 2024. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

During the year ended December 31, 2024 we completed the strategic disposition of 3176 Porter for gross proceeds of $24.8 million, before certain credits, prorations and closing costs.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through December 31, 2024. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of December 31, 2024 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility(1)	$775,000	$320,000	$455,000
Sunset Glenoaks construction loan(2)	$50,300	$49,800	$500
Bentall Centre(2)(3)(4)	$91,981	$90,110	$1,871
Sunset Pier 94 Studios construction loan(2)(3)	$46,810	$7,610	$39,200
_____________
1.In January 2025, the Company amended its credit facility agreement to adjust certain definitions and covenant calculations beginning with the period ending December 31, 2024. The amendment also resulted in a decrease in the total capacity from $900.0 million to $775.0 million.
2.Amounts are presented at HPP’s share.
3.This loan is held by an unconsolidated joint venture.
4.The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of December 31, 2024.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of December 31, 2024 (in thousands, except percentage):

Market Capitalization	December 31, 2024
Unsecured and secured debt(1)	$4,187,667
Series A redeemable preferred units	9,815
Total consolidated debt	4,197,482
Equity capitalization(2)	881,851
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$5,079,333
Total consolidated debt/total consolidated market capitalization	82.6%
_____________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discount.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $3.03, as reported by the NYSE, on December 31, 2024 as well as the aggregate value of the Series C preferred stock liquidation preference as of December 31, 2024.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2024 and December 31, 2023 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts (in thousands):

	December 31, 2024	December 31, 2023
Unsecured debt	$2,435,000	$2,307,000
Secured debt	$1,752,667	$1,653,067
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of December 31, 2024.

Credit Ratings

The following table provides information with respect to our credit ratings at December 31, 2024:

Agency	Credit Rating
Moody’s	B2
Standard and Poor’s	BB-
Fitch	BB-

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2024, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on unsecured and secured debt(1)	$4,187,667	$741,300	$2,095,367	$951,000	$400,000
Principal payments on joint venture partner debt(1)	66,136	—	—	—	66,136
Interest payments—fixed rate(1)(2)(3)	375,416	128,974	171,251	66,433	8,758
Interest payments—variable rate(1)(2)(4)	128,620	76,775	51,845	—	—
Operating leases(5)	712,548	42,072	83,175	78,888	508,413
TOTAL	$5,470,387	$989,121	$2,401,638	$1,096,321	$983,307
_____________
1.Reflects our projected principal and interest obligations for payments of debt based on maturity dates including the effect of extension options. Certain extension options are available only permitting certain financial covenants are met, whereas other extension options are at the sole discretion of the Company. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 10 to the Consolidated Financial Statements—Debt” for details.
2.Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed.

3.Reflects our projected interest obligations for fixed rate debts, including those that are effectively fixed as a result of derivatives. Also includes $11.2 million of projected interest related to our joint venture partner debt and debt that is effectively fixed through the use of interest rate swaps.
4.Reflects our projected interest obligations for variable rate debts, including instances where interest is paid based on an applicable SOFR margin. We used the average December SOFR and the applicable margin as of December 31, 2024.
5.Reflects minimum lease payments through the contractual lease expiration date, including the impact of the extension options which the Company is reasonably certain to exercise. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 13 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments” for details of our lease agreements.

The Company has entered into a number of construction agreements related to capital improvement activities at various properties. As of December 31, 2024, the Company had $98.6 million in outstanding obligations under the agreements, of which $94.5 million is expected to be incurred within one year from December 31, 2024.

The Company invests in several non-real estate funds with an aggregate commitment to contribute up $51.0 million. As of December 31, 2024, the Company has contributed $41.1 million, net of recallable distributions, with $9.9 million remaining to be contributed.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of December 31, 2024 (in thousands):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20%	$450,551	$9,355	$459,906	CORRA + 2.30%	7/1/2027
Sunset Pier 94 Studios(2)	26%	29,783	153,417	183,200	SOFR + 4.75%	9/9/2028
_____________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of December 31, 2024. This loan is interest-only through its term.
(2)This loan has an initial interest rate of SOFR + 4.75% per annum until stabilization of the project, at which time the effective interest rate will decrease to SOFR + 4.00%. This loan is interest-only through its term. The maturity date includes the effect of extension options.

Cash Flows

Comparison of the cash flow activity for the year ended December 31, 2024 to the year ended December 31, 2023 is as follows (in thousands, except percentage change):

	Year Ended December 31,
	2024	2023	Dollar Change	Percentage Change
Net cash provided by operating activities	$164,657	$232,256	$(67,599)	(29.1)%
Net cash (used in) provided by investing activities	$(250,539)	$467,841	$(718,380)	(153.6)%
Net cash provided by (used in) financing activities	$65,903	$(866,672)	$932,575	(107.6)%

Cash and cash equivalents and restricted cash were $99.2 million and $119.2 million at December 31, 2024 and 2023, respectively.

Operating Activities

Net cash provided by operating activities decreased by $67.6 million, or 29.1%, to $164.7 million for the year ended December 31, 2024 as compared to $232.3 million for the year ended December 31, 2023. The decrease primarily resulted from the property dispositions throughout 2023 and a significant tenant move-out at our 1455 Market property in the third quarter of 2023, as well as an overall decrease in occupancy across our portfolio in 2024, as compared to the prior year. The decrease was partially offset by a decrease in cash paid for interest during 2024 as compared to the prior year, mainly due to debt repayments in 2023 and a decrease in the average outstanding borrowings on the Company’s unsecured revolving credit facility. Refer to Part IV, Item 15(a) “Financial Statement Schedules—Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for detail on the dispositions.

Investing Activities

Net cash used in investing activities increased by $718.4 million, or 153.6%, to $250.5 million for the year ended December 31, 2024 as compared to $467.8 million of cash provided by investing activities for the year ended December 31, 2023. The change primarily resulted from a $821.6 million decrease in proceeds from the sales of real estate, partially offset by a $99.4 million decrease in additions to investment property during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities increased by $932.6 million, or 107.6%, to $65.9 million for the year ended December 31, 2024 as compared to $866.7 million of cash used in financing activities for the year ended December 31, 2023. The change resulted primarily a $1.2 billion decrease in payments of unsecured and secured debt, partially offset by a $201.6 million decrease in borrowings during the year ended December 31, 2024 as compared to the year ended December 31, 2023, as well as $145.5 million proceeds from the sale of bonds in 2023 that did not recur in 2024. Additionally, the increase was driven by a $78.5 million decrease in distributions to redeemable non-controlling members in consolidated real estate entities, predominantly driven by the One Westside and Westside Two property sale in 2023, a $39.6 million decrease in dividends paid to common stock and unitholders driven by the reduction and eventual suspension of the common stock dividend and a $29.8 million decrease in distributions to non-controlling members in consolidated real estate entities during the year ended December 31, 2024 as compared to the year ended December 31, 2023, partially offset by the $41.0 million purchase of the non-controlling interest in our 1455 Market property in 2024.

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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(381,406)	$(170,700)
Adjustments:
Depreciation and amortization—consolidated	354,425	397,846
Depreciation and amortization—non-real estate assets	(34,716)	(33,389)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	5,630	4,779
Loss (gain) on sale of real estate	2,453	(103,202)
Loss on sale of bonds	—	34,046
Impairment loss—real estate assets	42,049	60,158
Unrealized loss on non-real estate investments	3,958	3,120
FFO attributable to non-controlling interests	(12,789)	(42,335)
FFO attributable to preferred shares and units	(20,800)	(20,800)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$(41,196)	$129,523

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary market risk we face is interest rate risk. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As more fully described below, we use derivatives to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors. For a summary of our outstanding indebtedness, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” For a summary of our derivatives, refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 11 to the Consolidated Financial Statements—Derivatives.”

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

The following table summarizes the terms our derivative instruments used to hedge interest rate risk as of December 31, 2024 (notional amounts and fair value in thousands):

Underlying Debt Instrument	Type of Instrument	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate	Fair Value Assets (Liabilities)
Sunset Glenoaks Studios	Cap	Cash flow hedge	$100,600	August 2022	January 2025	4.50%	—
Sunset Glenoaks Studios	Cap	Cash flow hedge	$100,600	January 2025	January 2026	4.50%	72
1918 Eighth	Swap	Cash flow hedge	$172,865	February 2023	October 2025	3.75%	524
1918 Eighth	Cap	Partial cash flow hedge(1)	$314,300	June 2023	December 2025	5.00%	62
1918 Eighth	Sold cap(2)	Mark-to-market	$172,865	June 2023	December 2025	5.00%	(34)
Hollywood Media Portfolio	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	3,663
Hollywood Media Portfolio	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	(267)
Hollywood Media Portfolio	Cap	Partial cash flow hedge(1)	$1,100,000	August 2024	August 2025	6.01%	4
Hollywood Media Portfolio	Sold cap(2)	Mark-to-market	$561,000	August 2024	August 2025	6.01%	(2)
TOTAL							$4,022
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

The following table summarizes our fixed and variable rate debt as of December 31, 2024 (in thousands):

	Unsecured and Secured Debt		Joint Venture Partner Debt
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate	$1,099,616	$1,099,616	$—	$—
Fixed rate(1)	3,088,051	2,681,549	66,136	60,637
TOTAL(2)	$4,187,667	$3,781,165	$66,136	$60,637
_____________
1.Includes debt that is effectively fixed through the use of interest rate swaps.
2.Excludes unamortized deferred financing costs.

For sensitivity purposes, if the reference rates for our variable rate debt as of December 31, 2024 were to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would decrease our future earnings and cash flows by $11.0 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our unconsolidated real estate entities operating in Canada and the United Kingdom. The unconsolidated real estate entities’ functional currency is the local currency, or Canadian dollars and pound sterling, respectively. Any gains or losses resulting from the translation of Canadian dollars and pound sterling to U.S. dollars are classified on our Consolidated Balance Sheets as a separate component of other comprehensive (loss) income and are excluded from net loss.

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

Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2024. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2024, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.

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

Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2024. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2024, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)

The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2024.
ITEM 9B.  Other Information

Disclosure of 10b5-1 plans

During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2025. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2025.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2025.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2025.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2025.

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

(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Form of Articles Supplementary of Hudson Pacific Properties, Inc.	S-11/A	333-170751	3.3	December 6, 2010
3.3	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.4	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.5	Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	November 16, 2021
3.6	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
3.7	Articles Supplementary designating the Series C Preferred Stock of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	November 16, 2021
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.	S-11/A	333-164916	4.1	June 14, 2010
4.2	Indenture, dated October 2, 2017, among Hudson Pacific Properties, L.P., and U.S. Bank National Association.	8-K	001-34789	4.1	October 2, 2017
4.3	Supplemental Indenture No. 1, dated October 2, 2017, among Hudson Pacific Properties, L.P., Hudson Pacific Properties, Inc. and U.S. Bank National Association.	8-K	001-34789	4.2	October 2, 2017

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.4	Supplemental Indenture No. 2, dated as of February 27, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.650% Senior Notes due 2029 and the guarantee.	10-Q	001-34789	10.1	May 7, 2019
4.5	Supplemental Indenture No. 3, dated as of October 3, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Senior Notes due 2030 and the guarantee.	8-K	001-34789	4.2	October 3, 2019
4.6	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-34789	4.6	February 18, 2022
4.7	Supplemental Indenture No. 4, dated as of September 15, 2022, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, including the form of 5.950% Senior Notes due 2028 and the guarantee.	8-K	001-34789	4.2	September 15, 2022
10.1	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.	S-11	333-170751	10.2	November 22, 2010
10.2	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.	S-11	333-170751	10.3	November 22, 2010
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.	S-11	333-170751	10.5	November 22, 2010
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.	S-11	333-170751	10.6	November 22, 2010
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.	S-11	333-170751	10.7	November 22, 2010
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.	S-11	333-170751	10.8	November 22, 2010
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.	S-11	333-170751	10.11	November 22, 2010
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.	S-11	333-170751	10.12	November 22, 2010
10.9	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*	S-11/A	333-164916	10.5	June 14, 2010
10.10	Hudson Pacific Properties, Inc. Director Stock Plan.*	S-11/A	333-170751	10.17	December 6, 2010
10.11	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.11	April 9, 2010
10.12	Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.12	April 9, 2010
10.13	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.13	April 9, 2010
10.14	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.	S-11/A	333-164916	10.14	April 9, 2010
10.15	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.	S-11/A	333-164916	10.16	April 9, 2010
10.16	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.	S-11/A	333-164916	10.17	April 9, 2010
10.17	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.	8-K	001-34789	10.3	July 1, 2010
10.18	Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.	S-11/A	333-164916	10.25	June 22, 2010
10.19	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.	S-11/A	333-164916	10.26	June 22, 2010
10.20	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.	S-11/A	333-164916	10.27	June 22, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.21	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.28	June 22, 2010
10.22	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.29	June 22, 2010
10.23	Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.	8-K	001-34789	10.5	July 1, 2010
10.24	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.	S-11	333-173487	10.48	April 14, 2011
10.25	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.	S-11	333-173487	10.49	April 14, 2011
10.26	First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011.	8-K	001-34789	4.1	May 4, 2011
10.27	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.	8-K	001-34789	10.1	May 4, 2011
10.28	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Barclays Capital Inc.	8-K	001-34789	1.1	November 16, 2012
10.29	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	8-K	001-34789	1.2	November 16, 2012
10.30	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Keybanc Capital Markets Inc.	8-K	001-34789	1.3	November 16, 2012
10.31	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Wells Fargo Securities, LLC.	8-K	001-34789	1.4	November 16, 2012
10.32	First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.	10-Q	001-34789	10.66	November 7, 2013
10.33	Supplemental Federal Income Tax Considerations.	8-K	001-34789	99.1	November 22, 2013
10.34	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Barclays Capital Inc.	8-K	001-34789	1.5	June 1, 2021
10.35	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and BofA Securities, Inc.	8-K	001-34789	1.6	June 1, 2021
10.36	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Keybanc Capital Markets Inc.	8-K	001-34789	1.7	June 1, 2021
10.37	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Wells Fargo Securities, LLC.	8-K	001-34789	1.8	June 1, 2021
10.38	Bridge Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.	8-K	001-34789	10.1	December 11, 2014
10.39	Backstop Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	8-K	001-34789	10.2	December 11, 2014
10.40	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P.	8-K	001-34789	10.1	January 12, 2015
10.41	Loan Agreement dated as of October 9, 2015 between Hudson Element LA, LLC, as Borrower and Cantor Commercial Real Estate Lending, L.P. and Goldman Sachs Mortgage Company, collectively, as Lender.	10-Q	001-34789	10.93	November 6, 2015
10.42	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	8-K	001-34789	10.2	November 20, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.43	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.6	December 21, 2015
10.44	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	10-Q	001-34789	10.8	August 4, 2016
10.45	Indemnification Agreement, dated August 16, 2017, by and between Hudson Pacific Properties, Inc. and Andrea Wong.	10-Q	001-34789	10.2	November 6, 2017
10.46	Form of Time-Based LTIP Unit Agreement.*	8-K	001-34789	10.1	December 14, 2018
10.47	Indemnification Agreement, dated March 14, 2019, by and between Hudson Pacific Properties, Inc. and Christy Haubegger.*	10-Q	001-34789	10.2	May 7, 2019
10.48	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2020.*	10-K	001-34789	10.79	February 24, 2020
10.49	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2020.*	10-K	001-34789	10.80	February 24, 2020
10.50	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher J. Barton, dated January 1, 2020.*	10-K	001-34789	10.82	February 24, 2020
10.51	Employment Agreement between Hudson Pacific Properties, Inc. and Harout Diramerian, dated January 1, 2020.*	10-K	001-34789	10.84	February 24, 2020
10.52	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Harout Diramerian.	10-K	001-34789	10.85	February 24, 2020
10.53	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.88	February 24, 2020
10.54	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.89	February 24, 2020
10.55	Fourth Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	December 21, 2021
10.56	First Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of September 15, 2022, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	September 16, 2022
10.57	Second Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of December 22, 2023, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	December 27, 2023
10.58	Form of Performance-Based LTIP Unit Agreement.*	10-K	001-34789	10.93	February 22, 2021
10.59	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Arthur Suazo.	10-K	001-34789	10.99	February 18, 2022
10.60	Form of Performance-Based LTIP Unit Agreement.*	8-K	001-34789	10.1	March 10, 2022
10.61	Indemnification Agreement, dated March 17, 2022, by and between Hudson Pacific Properties, Inc. and Erinn Burnough.	10-K	001-34789	10.102	February 10, 2023
10.62	Hudson Pacific Properties - Non-Employee Director Compensation Program.	10-K	001-34789	10.103	February 10, 2023
10.63	Form of Performance-Based LTIP Unit Agreement.*	10-Q	001-34789	10.1	May 9, 2023
10.64	Indemnification Agreement, dated March 13, 2023, by and between Hudson Pacific Properties, Inc. and Barry Sholem.	10-Q	001-34789	10.1	August 4, 2023
10.65	Indemnification Agreement, dated November 8, 2023, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.	10-K	001-34789	10.68	February 16, 2024
10.66	Indemnification Agreement, dated January 1, 2024, by and between Hudson Pacific Properties, Inc. and Michael Nash.	10-K	001-34789	10.69	February 16, 2024
10.67	Form of Performance-Based LTIP Unit Agreement.*	10-K	001-34789	10.70	February 16, 2024
10.68	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan*	10-K	001-34789	10.71	February 16, 2024
10.69	Third Modification Agreement to the Fourth Amended and Restated credit Agreement, dated as of May 3, 2024, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	10-Q	001-34789	10.1	August 9, 2024

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.70	Third Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated November 18, 2024+*
10.71	Third Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated November 18, 2024+*
10.72	Second Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Arthur Suazo, dated November 18, 2024+*
10.73	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Harout Diramerian, dated November 18, 2024+*
10.74	Employment Agreement between Hudson Pacific Properties, Inc. and Drew Gordon, dated November 18, 2024+*
10.75	Indemnification Agreement, dated January 1, 2025, by and between Hudson Pacific Properties, Inc. and Drew Gordon+*
19.1	Hudson Pacific Properties, Inc. Insider Trading Compliance Program+
21.1	Subsidiaries of Hudson Pacific Properties, Inc.+
23.1	Consent of Independent Registered Public Accounting Firm.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
97.1	Hudson Pacific Properties, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-34789	97.1	February 16, 2024
99.1	Certificate of Correction.	8-K	001-34789	99.1	January 23, 2012
101
The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows and (vii) Notes to Consolidated Financial Statements.**

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

HUDSON PACIFIC PROPERTIES, INC.

February 25, 2025	/S/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2025
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 25, 2025
Theodore R. Antenucci
/S/ EBS BURNOUGH	Director	February 25, 2025
Ebs Burnough
/S/ JONATHAN M. GLASER	Director	February 25, 2025
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 25, 2025
Robert L. Harris II
/S/ CHRISTY HAUBEGGER	Director	February 25, 2025
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 25, 2025
Mark D. Linehan
/S/ MICHAEL NASH	Director	February 25, 2025
Michael Nash
/S/ BARRY SHOLEM	Director	February 25, 2025
Barry Sholem
/S/ ANDREA L. WONG	Director	February 25, 2025
Andrea L. Wong

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

February 25, 2025	/S/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2025
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 25, 2025
Theodore R. Antenucci
/S/ EBS BURNOUGH	Director	February 25, 2025
Ebs Burnough
/S/ JONATHAN M. GLASER	Director	February 25, 2025
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	February 25, 2025
Robert L. Harris II
/S/ CHRISTY HAUBEGGER	Director	February 25, 2025
Christy Haubegger
/S/ MARK D. LINEHAN	Director	February 25, 2025
Mark D. Linehan
/S/ MICHAEL NASH	Director	February 25, 2025
Michael Nash
/S/ BARRY SHOLEM	Director	February 25, 2025
Barry Sholem
/S/ ANDREA L. WONG	Director	February 25, 2025
Andrea L. Wong

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer and Chairman of the Board of Directors

/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Pacific Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hudson Pacific Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Pacific Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of investment in real estate
Description of the Matter
The Company’s investment in real estate, net totaled $6.5 billion as of December 31, 2024. As discussed in Note 2 to the consolidated financial statements, the Company assesses for impairment on a real estate asset by real estate asset basis whenever events or changes in circumstances indicate that the carrying value of a real estate asset may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value. The Company recognized impairment charges for investment in real estate of $42 million during the year ended December 31, 2024.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate asset impairment assessment process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators, review of the estimated future cash flows, and estimation of the fair value of the real estate.

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

Goodwill related to the Quixote reporting unit
Description of the Matter	As discussed in Notes 2 and 3 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized. As of December 31, 2024, the carrying value of the Company’s goodwill balance totaled $157 million, after recognizing an impairment charge related to the Quixote reporting unit of $108 million.

Auditing the Company’s impairment assessment for goodwill is challenging because of the subjective auditor judgement necessary in evaluating management’s assessment of the fair value of the Quixote reporting unit and whether an impairment is required. Additionally, auditing the Company’s measurement of impairment involves subjective auditor judgement in evaluating the reasonableness of management’s selected assumptions, such as projected revenues, revenue growth rates, and discount rate, used in estimating the fair value of the reporting unit.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s assessment of the significant assumptions used in the fair value measurement described above.

Our testing of the Company’s goodwill included, among other procedures, assessing the valuation methods and assumptions used by management in estimating the fair value of the Quixote reporting unit. For example, we identified significant assumptions within management’s model by performing sensitivity analyses to determine if a reasonable variation in the assumptions would materially affect the measurement of the fair value of the reporting unit and related impairment. We also compared the assumptions used by management to historical financial performance and assumptions used by management in estimates of fair value for the Quixote reporting unit in previous periods. Additionally, we involved our valuation specialists in evaluating the reasonableness of certain of management’s assumptions used in the Company’s measurement of the Quixote reporting unit. We also searched for contrary or corroborating evidence within industry data and within other sources of the Company’s data as it relates to the underlying assumptions.

/S/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California

February 25, 2025

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Investment in real estate, at cost	$8,233,286	$8,212,896
Accumulated depreciation and amortization	(1,791,108)	(1,728,437)
Investment in real estate, net	6,442,178	6,484,459
Non-real estate property, plant and equipment, net	127,067	118,783
Cash and cash equivalents	63,256	100,391
Restricted cash	35,921	18,765
Accounts receivable, net	14,505	24,609
Straight-line rent receivables, net	199,748	220,787
Deferred leasing costs and intangible assets, net	327,514	326,950
Operating lease right-of-use assets	370,826	376,306
Prepaid expenses and other assets, net	90,114	94,145
Investment in unconsolidated real estate entities	221,468	252,711
Goodwill	156,529	264,144
Assets associated with real estate held for sale	83,113	—
TOTAL ASSETS	$8,132,239	$8,282,050

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$4,176,844	$3,945,314
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	193,861	203,736
Operating lease liabilities	380,004	389,210
Intangible liabilities, net	21,838	27,751
Security deposits, prepaid rent and other	84,708	88,734
Liabilities associated with real estate held for sale	31,117	—
Total liabilities	4,954,508	4,720,881

Commitments and contingencies (Note 21)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	49,279	57,182

Equity
Hudson Pacific Properties, Inc. stockholders’ equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at December 31, 2024 and 2023	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 141,279,102 and 141,034,806 shares outstanding at December 31, 2024 and 2023, respectively	1,403	1,403
Additional paid-in capital	2,437,484	2,651,798
Accumulated other comprehensive loss	(8,417)	(187)
Total Hudson Pacific Properties, Inc. stockholders’ equity	2,855,470	3,078,014
Non-controlling interest—members in consolidated real estate entities	169,452	335,439
Non-controlling interest—units in the operating partnership	93,715	80,719
Total equity	3,118,637	3,494,172
TOTAL LIABILITIES AND EQUITY	$8,132,239	$8,282,050

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Office
Rental revenues	$677,620	$797,095	$834,408
Service and other revenues	14,656	15,280	18,292
Total office revenues	692,276	812,375	852,700
Studio
Rental revenues	53,897	59,276	59,672
Service and other revenues	95,909	80,646	113,852
Total studio revenues	149,806	139,922	173,524
Total revenues	842,082	952,297	1,026,224
OPERATING EXPENSES
Office operating expenses	305,649	312,018	308,668
Studio operating expenses	148,430	138,447	105,150
General and administrative	79,451	74,958	79,501
Depreciation and amortization	354,425	397,846	373,219
Total operating expenses	887,955	923,269	866,538
OTHER INCOME (EXPENSES)
(Loss) income from unconsolidated real estate entities	(7,308)	(3,902)	943
Fee income	5,269	6,181	7,972
Interest expense	(177,393)	(214,415)	(149,901)
Interest income	2,467	2,182	2,340
Management services reimbursement income—unconsolidated real estate entities	4,119	4,125	4,163
Management services expense—unconsolidated real estate entities	(4,119)	(4,125)	(4,163)
Transaction-related expenses	(2,499)	1,150	(14,356)
Unrealized loss on non-real estate investments	(3,958)	(3,120)	(1,440)
(Loss) gain on sale of real estate	(2,453)	103,202	(2,164)
Impairment loss	(149,664)	(60,158)	(28,548)
Gain on extinguishment of debt	—	10,000	—
Other income (expense)	1,647	(6)	8,951
Loss on sale of bonds	—	(34,046)	—
Total other expenses	(333,892)	(192,932)	(176,203)
Loss before income tax provision	(379,765)	(163,904)	(16,517)
Income tax provision	(1,641)	(6,796)	—
Net loss	(381,406)	(170,700)	(16,517)
Net income attributable to Series A preferred units	(612)	(612)	(612)
Net income attributable to Series C preferred shares	(20,188)	(20,188)	(20,431)
Net income attributable to participating securities	(409)	(850)	(1,194)
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	25,056	9,331	(23,418)
Net loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	4,059	(12,520)	4,964
Net loss attributable to common units in the operating partnership	9,357	3,358	709
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(364,143)	$(192,181)	$(56,499)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(2.58)	$(1.36)	$(0.39)
Net loss attributable to common stockholders—diluted	$(2.58)	$(1.36)	$(0.39)
Weighted average shares of common stock outstanding—basic	141,192,730	140,953,088	143,732,433
Weighted average shares of common stock outstanding—diluted	141,192,730	140,953,088	143,732,433

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(381,406)	$(170,700)	$(16,517)
Currency translation adjustments	(7,727)	6,325	(12,375)
Net unrealized (losses) gains on derivative instruments:
Unrealized gains	9,308	9,214	621
Reclassification adjustment for realized (gains) losses	(10,090)	(4,634)	2,097
Total net (losses) gains on derivative instruments:	(782)	4,580	2,718
Total other comprehensive (loss) income	(8,509)	10,905	(9,657)
Comprehensive loss	(389,915)	(159,795)	(26,174)
Comprehensive income attributable to Series A preferred units	(612)	(612)	(612)
Comprehensive income attributable to Series C preferred stock	(20,188)	(20,188)	(20,431)
Comprehensive income attributable to participating securities	(409)	(850)	(1,194)
Comprehensive loss (income) attributable to non-controlling interest in consolidated real estate entities	24,914	9,824	(23,442)
Comprehensive loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	4,059	(12,520)	4,964
Comprehensive loss attributable to non-controlling interest in the operating partnership	9,778	3,045	879
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(372,373)	$(181,096)	$(66,010)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2021	$425,000	151,124,543	$1,511	$3,317,072	$—	$(1,761)	$52,199	$402,971	$4,196,992
Contributions	—	—	—	—	—	—	—	23,689	23,689
Distributions	—	—	—	—	—	—	—	(72,346)	(72,346)
Transaction costs	—	—	—	(573)	—	—	—	—	(573)
Issuance of unrestricted stock	—	234,741	2	(2)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(70,722)	(1)	(694)	—	—	—	—	(695)
Repurchase of common stock	—	(2,105,359)	(21)	(37,185)	—	—	—	—	(37,206)
Accelerated repurchase of common stock	—	(8,128,725)	(82)	(199,918)	—	—	—	—	(200,000)
Declared dividend	(20,431)	—	—	(198,016)	55,305	—	(2,716)	—	(165,858)
Amortization of stock-based compensation	—	—	—	9,283	—	—	18,367	—	27,650
Net income (loss)	20,431	—	—	—	(55,305)	—	(709)	23,418	(12,165)
Other comprehensive (loss) income	—	—	—	—	—	(9,511)	(170)	24	(9,657)
Balance, December 31, 2022	425,000	141,054,478	1,409	2,889,967	—	(11,272)	66,971	377,756	3,749,831
Contributions	—	—	—	—	—	—	—	26,480	26,480
Distributions	—	—	—	—	—	—	—	(58,973)	(58,973)
Issuance of unrestricted stock	—	232,358	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(64,630)	(1)	(605)	—	—	—	—	(606)
Repurchase of common stock	—	(187,400)	(6)	(1,363)	—	—	—	—	(1,369)
Declared dividend	(20,188)	—	—	(244,552)	191,331	—	(1,739)	—	(75,148)
Amortization of stock-based compensation	—	—	—	8,352	—	—	18,532	—	26,884
Net income (loss)	20,188	—	—	—	(191,331)	—	(3,358)	(9,331)	(183,832)
Other comprehensive income (loss)	—	—	—	—	—	11,085	313	(493)	10,905
Balance, December 31, 2023	425,000	141,034,806	1,403	2,651,798	—	(187)	80,719	335,439	3,494,172
Contributions	—	—	—	—	—	—	—	34,056	34,056
Distributions	—	—	—	—	—	—	—	(29,204)	(29,204)
Transaction costs	—	—	—	(79)	—	—	—	—	(79)
Purchase of non-controlling interest	—	—	—	160,499	—	—	—	(201,518)	(41,019)
Issuance of unrestricted stock	—	334,287	1	(1)	—	—	—	—	—
Consolidation of previously unconsolidated real estate entity	—	—	—	—	—	—	—	55,593	55,593
Shares withheld to satisfy tax withholding obligations	—	(96,689)	(1)	(570)	—	—	—	—	(571)
Declared dividend	(20,188)		—	(378,072)	363,734	—	(1,039)	—	(35,565)
Amortization of stock-based compensation	—	—	—	3,776	—	—	23,946	—	27,722
Net income (loss)	20,188	—	—	—	(363,734)	—	(9,357)	(25,056)	(377,959)
Other comprehensive (loss) income	—	—	—	—	—	(8,230)	(421)	142	(8,509)
Redemption of common units in the operating partnership	—	6,698	—	133	—	—	(133)	—	—
Balance, December 31, 2024	$425,000	141,279,102	$1,403	$2,437,484	$—	$(8,417)	$93,715	$169,452	$3,118,637
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(381,406)	$(170,700)	$(16,517)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	354,425	397,846	373,219
Non-cash interest expense	7,738	21,867	5,154
Amortization of stock-based compensation	26,009	23,863	24,296
Income from unconsolidated real estate entities	7,308	3,902	(943)
Unrealized loss on non-real estate investments	3,958	3,120	1,440
Straight-line rents	15,104	(701)	(38,508)
Straight-line rent expense	5,121	5,118	3,198
Amortization of above- and below-market leases, net	(4,925)	(6,235)	(8,032)
Amortization of above- and below-market ground lease, net	2,626	2,752	2,731
Amortization of lease incentive costs	1,659	1,115	1,545
Distribution of income from unconsolidated real estate entities	—	—	1,243
Impairment loss	149,664	60,158	28,548
Earnout liability fair value adjustment	—	(4,300)	1,757
Loss (gain) on sale of real estate	2,453	(103,202)	2,164
Loss on sale of bonds	—	34,046	—
Gain from insurance proceeds	—	—	(1,167)
Deferred tax provision	593	6,609	—
Gain on extinguishment of debt	—	(10,000)	—
Change in operating assets and liabilities:
Accounts receivable	10,440	(5,678)	16,150
Deferred leasing costs and lease intangibles	(31,450)	(16,145)	(33,940)
Prepaid expenses and other assets	(6,651)	(10,321)	(2,240)
Accounts payable, accrued liabilities and other	4,351	(3,115)	11,718
Security deposits, prepaid rent and other	(2,360)	2,257	(2,315)
Net cash provided by operating activities	164,657	232,256	369,501
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(199,388)	(298,823)	(276,798)
Additions to non-real estate property, plant and equipment	(23,063)	(5,740)	(20,209)
Proceeds from sales of real estate	21,390	843,021	137,709
Property acquisitions	—	—	(96,459)
Acquisitions of businesses	—	—	(199,098)
Insurance proceeds for damaged property, plant and equipment	—	—	1,284
Contributions to unconsolidated real estate entities	(47,753)	(68,732)	(40,081)
Distributions from unconsolidated real estate entities	211	2,528	1,875
Cash acquired from consolidation of previously unconsolidated real estate entity	8,814	—	—
Contributions to non-real estate investments	(5,939)	(4,916)	(17,109)
Distributions from non-real estate investments	189	—	1,492
Proceeds from sale of non-real estate investment	—	503	—
Maturities of U.S. Government securities	—	—	129,300
Settlement of earnout liability	(5,000)	—	—
Net cash (used in) provided by investing activities	(250,539)	467,841	(378,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	180,741	382,356	1,197,556
Payments of unsecured and secured debt	(38,000)	(1,203,632)	(515,000)
Payments of in-substance defeased debt	—	—	(128,212)
Payment of loan costs	—	(839)	(1,573)
Repurchases of common stock	—	(1,369)	(37,206)
Transaction costs	(79)	—	(573)
Accelerated share repurchase	—	—	(200,000)
Dividends paid to common stock and unitholders	(15,377)	(54,960)	(145,427)
Dividends paid to preferred stock and unitholders	(20,800)	(20,800)	(23,324)
Contributions from redeemable non-controlling members in consolidated real estate entities	88	2,025	575
Distributions to redeemable non-controlling members in consolidated real estate entities	(3,932)	(82,407)	(16)
Contributions from non-controlling members in consolidated real estate entities	34,056	26,480	23,689
Distributions to non-controlling members in consolidated real estate entities	(29,204)	(58,973)	(72,346)
Purchase of non-controlling interest	(41,019)	—	—
Proceeds from sale of bonds	—	145,535	—
Payments to satisfy tax withholding obligations	(571)	(88)	(695)
Net cash provided by (used in) financing activities	65,903	(866,672)	97,448
Net (decrease) increase in cash and cash equivalents and restricted cash	(19,979)	(166,575)	88,855
Cash and cash equivalents and restricted cash—beginning of period	119,156	285,731	196,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$99,177	$119,156	$285,731
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners of Hudson Pacific Properties, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. (the Operating Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, capital and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of investment in real estate
Description of the Matter
The Operating Partnership’s investment in real estate, net totaled $6.5 billion as of December 31, 2024. As discussed in Note 2 to the consolidated financial statements, the Operating Partnership assesses for impairment on a real estate asset by real estate asset basis whenever events or changes in circumstances indicate that the carrying value of a real estate asset may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value. The Operating Partnership recognized impairment charges for investment in real estate of $42 million during the year ended December 31, 2024.

Auditing the Operating Partnership’s impairment assessment for real estate assets is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators, either individually or in combination, in determining whether a triggering event has occurred that requires the Operating Partnership to evaluate the recoverability of the real estate asset. Additionally, auditing the Operating Partnership’s test for recoverability and measurement of impairment involves subjective auditor judgment in evaluating the reasonableness of management’s selected assumptions used in estimating future cash flows and the fair value of the real estate asset.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s real estate asset impairment assessment process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators, review of the estimated future cash flows, and estimation of the fair value of the real estate assets.

Our testing of the Operating Partnership’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present for any given real estate asset by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched for negative trends in property performance due to occupancy or cash flow changes, concentrations of significant upcoming lease expirations, and lease renegotiations or significant allowances for doubtful accounts for tenants that occupy a significant portion of a real estate asset. Additionally, we involved our valuation specialists in evaluating the reasonableness of management’s selected assumptions in the Operating Partnership’s test for recoverability and measurement of impairment, if applicable, by utilizing independently identified external market sources. We also searched for contrary or corroborating evidence within other sources of the Operating Partnership’s data as it relates to the underlying assumptions.

Goodwill related to the Quixote reporting unit
Description of the Matter	As discussed in Notes 2 and 3 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Operating Partnership assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized. As of December 31, 2024, the carrying value of the Operating Partnership’s goodwill balance totaled $157 million, after recognizing an impairment charge related to the Quixote reporting unit of $108 million.

Auditing the Operating Partnership’s impairment assessment for goodwill is challenging because of the subjective auditor judgement necessary in evaluating management’s assessment of the fair value of the Quixote reporting unit and whether an impairment is required. Additionally, auditing the Operating Partnership’s measurement of impairment involves subjective auditor judgement in evaluating the reasonableness of management’s selected assumptions, such as projected revenues, revenue growth rates, and discount rate, used in estimating the fair value of the reporting unit.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s goodwill impairment review process, including controls over management’s assessment of the significant assumptions used in the fair value measurement described above.

Our testing of the Operating Partnership’s goodwill included, among other procedures, assessing the valuation methods and assumptions used by management in estimating the fair value of the Quixote reporting unit. For example, we identified significant assumptions within management’s model by performing sensitivity analyses to determine if a reasonable variation in the assumptions would materially affect the measurement of the fair value of the reporting unit and related impairment. We also compared the assumptions used by management to historical financial performance and assumptions used by management in estimates of fair value for the Quixote reporting unit in previous periods. Additionally, we involved our valuation specialists in evaluating the reasonableness of certain of management’s assumptions used in the Operating Partnership’s measurement of the Quixote reporting unit. We also searched for contrary or corroborating evidence within industry data and within other sources of the Operating Partnership’s data as it relates to the underlying assumptions.

/S/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2015.

Los Angeles, California

February 25, 2025

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Investment in real estate, at cost	$8,233,286	$8,212,896
Accumulated depreciation and amortization	(1,791,108)	(1,728,437)
Investment in real estate, net	6,442,178	6,484,459
Non-real estate property, plant and equipment, net	127,067	118,783
Cash and cash equivalents	63,256	100,391
Restricted cash	35,921	18,765
Accounts receivable, net	14,505	24,609
Straight-line rent receivables, net	199,748	220,787
Deferred leasing costs and intangible assets, net	327,514	326,950
Operating lease right-of-use assets	370,826	376,306
Prepaid expenses and other assets, net	90,114	94,145
Investment in unconsolidated real estate entities	221,468	252,711
Goodwill	156,529	264,144
Assets associated with real estate held for sale	83,113	—
TOTAL ASSETS	$8,132,239	$8,282,050

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$4,176,844	$3,945,314
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	193,861	203,736
Operating lease liabilities	380,004	389,210
Intangible liabilities, net	21,838	27,751
Security deposits, prepaid rent and other	84,708	88,734
Liabilities associated with real estate held for sale	31,117	—
Total liabilities	4,954,508	4,720,881

Commitments and contingencies (Note 21)

Redeemable preferred units of the operating partnership	9,815	9,815
Redeemable non-controlling interest in consolidated real estate entities	49,279	57,182

Capital
Hudson Pacific Properties, L.P. partners’ capital:
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at December 31, 2024 and 2023	425,000	425,000
Common units, 145,075,448 and 143,845,239 outstanding at December 31, 2024 and 2023, respectively	2,532,898	2,733,795
Accumulated other comprehensive loss	(8,713)	(62)
Total Hudson Pacific Properties, L.P. partners’ capital	2,949,185	3,158,733
Non-controlling interest—members in consolidated real estate entities	169,452	335,439
Total capital	3,118,637	3,494,172
TOTAL LIABILITIES AND CAPITAL	$8,132,239	$8,282,050

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Office
Rental revenues	$677,620	$797,095	$834,408
Service and other revenues	14,656	15,280	18,292
Total office revenues	692,276	812,375	852,700
Studio
Rental revenues	53,897	59,276	59,672
Service and other revenues	95,909	80,646	113,852
Total studio revenues	149,806	139,922	173,524
Total revenues	842,082	952,297	1,026,224
OPERATING EXPENSES
Office operating expenses	305,649	312,018	308,668
Studio operating expenses	148,430	138,447	105,150
General and administrative	79,451	74,958	79,501
Depreciation and amortization	354,425	397,846	373,219
Total operating expenses	887,955	923,269	866,538
OTHER INCOME (EXPENSES)
(Loss) income from unconsolidated real estate entities	(7,308)	(3,902)	943
Fee income	5,269	6,181	7,972
Interest expense	(177,393)	(214,415)	(149,901)
Interest income	2,467	2,182	2,340
Management services reimbursement income—unconsolidated real estate entities	4,119	4,125	4,163
Management services expense—unconsolidated real estate entities	(4,119)	(4,125)	(4,163)
Transaction-related expenses	(2,499)	1,150	(14,356)
Unrealized loss on non-real estate investments	(3,958)	(3,120)	(1,440)
(Loss) gain on sale of real estate	(2,453)	103,202	(2,164)
Impairment loss	(149,664)	(60,158)	(28,548)
Gain on extinguishment of debt	—	10,000	—
Other income (expense)	1,647	(6)	8,951
Loss on sale of bonds	—	(34,046)	—
Total other expenses	(333,892)	(192,932)	(176,203)
Loss before income tax provision	(379,765)	(163,904)	(16,517)
Income tax provision	(1,641)	(6,796)	—
Net loss	(381,406)	(170,700)	(16,517)
Net loss (income) attributable to non-controlling interest in consolidated real estate entities	25,056	9,331	(23,418)
Net loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	4,059	(12,520)	4,964
Net (loss) income attributable to Hudson Pacific Properties, L.P.	(352,291)	(173,889)	(34,971)
Net income attributable to Series A preferred units	(612)	(612)	(612)
Net income attributable to Series C preferred units	(20,188)	(20,188)	(20,431)
Net income attributable to participating securities	(409)	(850)	(1,194)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(373,500)	$(195,539)	$(57,208)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(2.58)	$(1.36)	$(0.39)
Net loss attributable to common unitholders—diluted	$(2.58)	$(1.36)	$(0.39)
Weighted average shares of common units outstanding—basic	144,793,957	143,421,154	145,580,928
Weighted average shares of common units outstanding—diluted	144,793,957	143,421,154	145,580,928

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(381,406)	$(170,700)	$(16,517)
Currency translation adjustments	(7,727)	6,325	(12,375)
Net (losses) gains on derivative instruments:
Unrealized gains	9,308	9,214	621
Reclassification adjustment for realized (gains) losses	(10,090)	(4,634)	2,097
Total net (losses) gains on derivative instruments:	(782)	4,580	2,718
Total other comprehensive (loss) income	(8,509)	10,905	(9,657)
Comprehensive loss	(389,915)	(159,795)	(26,174)
Comprehensive income attributable to Series A preferred units	(612)	(612)	(612)
Comprehensive income attributable to Series C preferred units	(20,188)	(20,188)	(20,431)
Comprehensive income attributable to participating securities	(409)	(850)	(1,194)
Comprehensive loss (income) attributable to non-controlling interest in consolidated real estate entities	24,914	9,824	(23,442)
Comprehensive loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	4,059	(12,520)	4,964
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(382,151)	$(184,141)	$(66,889)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except share data)

	Partners’ Capital					Non-controlling Interest— Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital		Total Capital
Balance, December 31, 2021	$425,000	152,967,441	$3,370,800	$(1,779)	$3,794,021	$402,971	$4,196,992
Contributions	—	—	—	—	—	23,689	23,689
Distributions	—	—	—	—	—	(72,346)	(72,346)
Transaction costs	—	—	(573)	—	(573)	—	(573)
Issuance of unrestricted units	—	583,685	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(70,722)	(695)	—	(695)	—	(695)
Repurchase of common units	—	(10,234,084)	(237,206)	—	(237,206)	—	(237,206)
Declared distributions	(20,431)	—	(145,427)	—	(165,858)	—	(165,858)
Amortization of unit-based compensation	—	—	27,650	—	27,650	—	27,650
Net income (loss)	20,431	—	(56,014)	—	(35,583)	23,418	(12,165)
Other comprehensive (loss) income	—	—	—	(9,681)	(9,681)	24	(9,657)
Balance, December 31, 2022	425,000	143,246,320	2,958,535	(11,460)	3,372,075	377,756	3,749,831
Contributions	—	—	—	—	—	26,480	26,480
Distributions	—	—	—	—	—	(58,973)	(58,973)
Issuance of unrestricted units	—	850,949	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(64,630)	(606)	—	(606)	—	(606)
Repurchase of common units	—	(187,400)	(1,369)	—	(1,369)	—	(1,369)
Declared distributions	(20,188)	—	(54,960)	—	(75,148)	—	(75,148)
Amortization of unit-based compensation	—	—	26,884	—	26,884	—	26,884
Net income (loss)	20,188	—	(194,689)	—	(174,501)	(9,331)	(183,832)
Other comprehensive income (loss)	—	—	—	11,398	11,398	(493)	10,905
Balance, December 31, 2023	425,000	143,845,239	2,733,795	(62)	3,158,733	335,439	3,494,172
Contributions	—	—	—	—	—	34,056	34,056
Distributions	—	—	—	—	—	(29,204)	(29,204)
Transaction costs	—	—	(79)	—	(79)	—	(79)
Purchase of non-controlling interest	—	—	160,499	—	160,499	(201,518)	(41,019)
Issuance of unrestricted units	—	1,326,898	—	—	—	—	—
Consolidation of previously unconsolidated real estate entity	—	—	—	—	—	55,593	55,593
Units withheld to satisfy tax withholding obligations	—	(96,689)	(571)	—	(571)	—	(571)
Repurchase of common units	—	—	—	—	—	—	—
Declared distributions	(20,188)	—	(15,377)	—	(35,565)	—	(35,565)
Amortization of unit-based compensation	—	—	27,722	—	27,722	—	27,722
Net income (loss)	20,188	—	(373,091)	—	(352,903)	(25,056)	(377,959)
Other comprehensive (loss) income	—	—	—	(8,651)	(8,651)	142	(8,509)
Balance, December 31, 2024	$425,000	145,075,448	$2,532,898	$(8,713)	$2,949,185	$169,452	$3,118,637

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(381,406)	$(170,700)	$(16,517)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	354,425	397,846	373,219
Non-cash interest expense	7,738	21,867	5,154
Amortization of unit-based compensation	26,009	23,863	24,296
Income from unconsolidated real estate entities	7,308	3,902	(943)
Unrealized loss on non-real estate investments	3,958	3,120	1,440
Straight-line rents	15,104	(701)	(38,508)
Straight-line rent expense	5,121	5,118	3,198
Amortization of above- and below-market leases, net	(4,925)	(6,235)	(8,032)
Amortization of above- and below-market ground lease, net	2,626	2,752	2,731
Amortization of lease incentive costs	1,659	1,115	1,545
Distribution of income from unconsolidated real estate entities	—	—	1,243
Impairment loss	149,664	60,158	28,548
Earnout liability fair value adjustment	—	(4,300)	1,757
Loss (gain) on sale of real estate	2,453	(103,202)	2,164
Loss on sale of bonds	—	34,046	—
Gain from insurance proceeds	—	—	(1,167)
Deferred tax provision	593	6,609	—
Gain on extinguishment of debt	—	(10,000)	—
Change in operating assets and liabilities:
Accounts receivable	10,440	(5,678)	16,150
Deferred leasing costs and lease intangibles	(31,450)	(16,145)	(33,940)
Prepaid expenses and other assets	(6,651)	(10,321)	(2,240)
Accounts payable, accrued liabilities and other	4,351	(3,115)	11,718
Security deposits, prepaid rent and other	(2,360)	2,257	(2,315)
Net cash provided by operating activities	164,657	232,256	369,501
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(199,388)	(298,823)	(276,798)
Additions to non-real estate property, plant and equipment	(23,063)	(5,740)	(20,209)
Proceeds from sales of real estate	21,390	843,021	137,709
Property acquisitions	—	—	(96,459)
Acquisitions of businesses	—	—	(199,098)
Insurance proceeds for damaged property, plant and equipment	—	—	1,284
Contributions to unconsolidated real estate entities	(47,753)	(68,732)	(40,081)
Distributions from unconsolidated real estate entities	211	2,528	1,875
Cash acquired from consolidation of previously unconsolidated real estate entity	8,814	—	—
Contributions to non-real estate investments	(5,939)	(4,916)	(17,109)
Distributions from non-real estate investments	189	—	1,492
Proceeds from sale of non-real estate investment	—	503	—
Maturities of U.S. Government securities	—	—	129,300
Settlement of earnout liability	(5,000)	—	—
Net cash (used in) provided by investing activities	(250,539)	467,841	(378,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	180,741	382,356	1,197,556
Payments of unsecured and secured debt	(38,000)	(1,203,632)	(515,000)
Payments of in-substance defeased debt	—	—	(128,212)
Transaction costs	(79)	—	(573)
Repurchase of common units	—	(1,369)	(237,206)
Distributions paid to common unitholders	(15,377)	(54,960)	(145,427)
Distributions paid to preferred unitholders	(20,800)	(20,800)	(23,324)
Contributions from redeemable non-controlling members in consolidated real estate entities	88	2,025	575
Distributions to redeemable non-controlling members in consolidated real estate entities	(3,932)	(82,407)	(16)
Contributions from non-controlling members in consolidated real estate entities	34,056	26,480	23,689
Purchase of non-controlling interest	(41,019)	—	—
Distributions to non-controlling members in consolidated real estate entities	(29,204)	(58,973)	(72,346)
Proceeds from sale of bonds	—	145,535	—
Payments to satisfy tax withholding obligations	(571)	(88)	(695)
Payment of loan costs	—	(839)	(1,573)
Net cash provided by (used in) financing activities	65,903	(866,672)	97,448
Net (decrease) increase in cash and cash equivalents and restricted cash	(19,979)	(166,575)	88,855
Cash and cash equivalents and restricted cash—beginning of period	119,156	285,731	196,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$99,177	$119,156	$285,731

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

The following table summarizes the Company’s portfolio as of December 31, 2024:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	44	13,092,596
Studio	4	1,477,412
Future development	5	1,616,242
Total consolidated portfolio	53	16,186,250
Unconsolidated portfolio(1)
Office(2)	1	1,537,159
Studio(3)	1	232,000
Future development(4)	2	1,617,347
Total unconsolidated portfolio	4	3,386,506
TOTAL	57	19,572,756
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
2.Includes Bentall Centre.
3.Includes Sunset Pier 94 Studios.
4.Includes land for the Burrard Exchange and Sunset Waltham Cross Studios.

Concentrations

As of December 31, 2024, the Company’s office properties were located in Los Angeles, the San Francisco Bay Area, Seattle, and Vancouver, British Columbia. The Company’s owned studio properties were primarily located in Los Angeles and New York. 68.7% of the square feet in the Company’s consolidated and unconsolidated portfolio is located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the technology and media and entertainment industries. As of December 31, 2024, approximately 21.1% and 17.6% of consolidated and unconsolidated rentable square feet, excluding our under construction and future development pipeline, were related to the tenants in the technology and media and entertainment industries, respectively.

As of December 31, 2024, the Company’s 15 largest tenants represented approximately 26.9% of consolidated and unconsolidated rentable square feet. No single tenant accounted for more than 10%.

For the year ended December 31, 2024, no single tenant accounted for more than 10% of the Company’s revenue for the office segment, and Netflix, Inc. represented 19.3% of the Company’s revenue for the studio segment.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of December 31, 2024, the Company has determined that its operating partnership and 20 joint ventures met the definition of a VIE. 14 of these joint ventures are consolidated and six are unconsolidated.

Consolidated Joint Ventures

In the first quarter of 2024, the Company purchased a 45% ownership interest in Hudson 1455 Market, L.P., a consolidated joint venture, from its joint venture partner for $43.5 million, before certain credits, prorations and closing costs. Following the transaction, the Company owns 100% of the ownership interests in Hudson 1455 Market, L.P.

In the second quarter of 2024, the Company completed its development of Sunset Glenoaks Studios and the property commenced operations. The Company updated its VIE assessment of Sun Valley Peoria, LLC, the owner of Sunset Glenoaks Studios, and concluded that it is the VIE’s primary beneficiary. Therefore, as of the second quarter, this investment is no longer accounted for under the equity method and is now treated as a consolidated joint venture. Initial consolidation of Sun Valley Peoria, LLC was accounted for in accordance with provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations. As a result, the Company recognized on its Consolidated Balance Sheet identifiable assets of $198.0 million, assumed liabilities of $86.6 million and noncontrolling interest of $55.6 million. No gain or loss was recognized upon initial consolidation as the fair value of the newly consolidated net assets approximated the carrying value of the previous equity method investment.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

As of December 31, 2024, the operating partnership has determined that 14 of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1099 Stewart, L.P.	Hill7	55.0%
HPP-MAC WSP, LLC	None(1)	75.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%
Sunset Bronson Entertainment Properties, LLC	Sunset Bronson Studios, ICON, CUE	51.0%
Sunset Gower Entertainment Properties, LLC	Sunset Gower Studios	51.0%
Sunset 1440 North Gower Street, LLC	Sunset Gower Studios	51.0%
Sunset Las Palmas Entertainment Properties, LLC	Sunset Las Palmas Studios, Harlow	51.0%
Sunset Services Holdings, LLC	None(2)	51.0%
Sunset Studios Holdings, LLC	EPIC	51.0%
Hudson Media and Entertainment Management, LLC	None(3)	51.0%
Hudson 6040 Sunset, LLC	6040 Sunset	51.0%
Sun Valley Peoria, LLC	Sunset Glenoaks Studios	50.0%
Sun Valley Services, LLC	None(4)	50.0%
Hudson 1918 Eighth, L.P.	1918 Eighth	55.0%
__________________
1.HPP-MAC WSP, LLC owned 100% of the One Westside and Westside Two properties prior to their sale in December 2023.
2.Sunset Services Holdings, LLC is the taxable REIT subsidiary (“TRS”) which wholly owns Services Holdings, LLC, which owns 100% interests in Sunset Bronson Services, LLC, Sunset Gower Services, LLC and Sunset Las Palmas Services, LLC, which are the TRS subsidiaries related to Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios, respectively.
3.Hudson Media and Entertainment Management, LLC manages the following properties: Sunset Gower Studios, Sunset Bronson Studios, Sunset Las Palmas Studios, 6040 Sunset, ICON, CUE, EPIC and Harlow (collectively “Hollywood Media Portfolio”), as well as Sunset Glenoaks Studios.
4.Sun Valley Services, LLC is the TRS related to Sunset Glenoaks studios.

As of December 31, 2024 and 2023, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of December 31, 2024, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring and assessing the carrying values of its real estate

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
properties assets acquired and liabilities assumed in business combination transactions, the fair values of its goodwill and intangible assets, determining the incremental borrowing rate used in the present value calculations of its new or modified operating lessee agreements, its accrued liabilities, and the valuation of performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Acquisitions

The Company evaluates each acquisition to determine if the integrated set of assets and activities acquired meets the definition of a business and needs to be accounted for as a business combination in accordance with ASC 805. An integrated set of assets and activities would fail to qualify as a business if either (i) substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets or (ii) the integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., revenue generated before and after the transaction).

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

Business Combinations

From time to time, we may enter into business combinations. In accordance with ASC 805, the Company applies the acquisition method for acquisitions that meet the definition of a business combination. Under the acquisition method, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date. Acquired intangible assets are valued using different methods under the income approach, including the excess earnings method for customer relationships, the relief-from-royalty method for trade names, and the lost profits method for non-compete agreements. The fair values of acquired “above- and below-” market leases are estimated based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended below-market term for any leases with below-market renewal options. Acquired property, plant and equipment is valued using the cost approach, including consideration of reproduction or replacement costs, economic depreciation and obsolescence. We measure goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Goodwill is assigned to each reporting unit that is expected to benefit from the synergies of the business combination. Acquisition-related expenses and transaction costs associated with business combinations are expensed in the period incurred which is included in the transaction-related expenses line item of the Consolidated Statements of Operations.

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

The Company recognized the following capitalized costs associated with development and redevelopment activities:

	Year Ended December 31,
	2024	2023	2022
Capitalized personnel costs	$13,692	$16,496	$18,098
Capitalized interest	$40,367	$32,253	$18,031

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

According to ASC 205, Presentation of Financial Statements, the Company does not present the operating results in net loss from discontinued operations for disposals if they do not represent a strategic shift in the Company’s business. There were no discontinued operations for the years ended December 31, 2024, 2023 and 2022.

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

The Company tests its goodwill and indefinite-lived intangible assets for impairment at least annually on December 31st, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit to which it is assigned, which can be an operating segment or one level below an operating segment. The Company has three operating segments: the management entity, Office and Studio. The Studio operating segment consists of two reporting units: Sunset Studios and Quixote. The Quixote reporting unit consists of the Zio Entertainment Network, LLC (“Zio”) and Star Waggons, LLC (“Star Waggons”) businesses acquired in 2021 and the Quixote Studios, LLC (“Quixote”) business acquired in 2022, which have since been integrated as a single business. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If so, a quantitative assessment is performed, and to the extent the carrying value of the reporting unit exceeds its fair value, impairment is recognized for the excess up to the amount of goodwill assigned to the reporting unit. Alternatively, the Company may bypass a qualitative assessment and proceed directly to a quantitative assessment.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	December 31,
	2024	2023	2022
BEGINNING OF THE PERIOD
Cash and cash equivalents	$100,391	$255,761	$96,555
Restricted cash	18,765	29,970	100,321
TOTAL	$119,156	$285,731	$196,876

END OF THE PERIOD
Cash and cash equivalents	$63,256	$100,391	$255,761
Restricted cash	35,921	18,765	29,970
TOTAL	$99,177	$119,156	$285,731

Receivables

The Company accounts for receivables related to rental revenues according to ASC 842, Leases. The guidance requires the Company to assess, at lease commencement and subsequently, collectability of future lease payments from its tenants. If the Company determines collectability is not probable, it recognizes an adjustment to lower income from rentals. For amounts deemed probable of collection, the Company may also record an allowance under other authoritative GAAP based on the evaluation of individual receivables, including specific credit enhancements and other relevant factors.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Many of the Company’s lease agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 21 years as of December 31, 2024.

Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. ROU assets further include any lease payments made and exclude lease incentives. ROU assets acquired in connection with business combination transactions are also adjusted for above- and below- market lease terms.

As the Company’s leases do not provide an implicit rate, the Company calculates the present value of lease payments using its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption. The weighted average incremental borrowing rate used to calculate the ROU assets and lease liabilities was 5.7% as of December 31, 2024.

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

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606:

	Year Ended December 31,
	2024	2023	2022
Ancillary revenues	$91,193	$76,099	$107,075
Other revenues	$17,187	$17,650	$23,118
Studio-related tenant recoveries	$2,185	$2,177	$1,951
Management fee income	$5,269	$6,181	$7,972
Management services reimbursement income	$4,119	$4,125	$4,163

The following table summarizes the Company’s receivables that are accounted for under ASC 606:

	December 31, 2024	December 31, 2023
Ancillary revenues	$4,834	$5,478
Other revenues	$1,107	$954

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2024, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2019. The Company has assessed its tax positions for all open years, which as of December 31, 2024 included 2020 to 2022 for federal purposes and 2019 to 2022 for state purposes, and concluded that there are no material uncertainties to be recognized.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Stock-Based Compensation

Compensation cost of restricted stock, restricted stock units and performance units under the Company’s equity incentive award plans are accounted for under ASC 718, Compensation-Stock Compensation. The Company accounts for forfeitures of awards as they occur. Share-based payments granted to non-employees are accounted for in the same manner as share-based payments granted to employees.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for the Company's annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied retrospectively to all prior periods presented in the financial statements. During the year ended December 31, 2024, the amendments in ASU 2023-07 were adopted retrospectively and did not have a significant impact on the Company’s consolidated financial statements.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
3. Goodwill

The following table reconciles the beginning and ending balances of goodwill:

Balance, December 31, 2023	$264,144
Impairment loss	(107,615)
Balance, December 31, 2024	$156,529

During the year ended December 31, 2024, the Company recorded an impairment charge of $107.6 million related to the Quixote reporting unit due to the slow recovery of Los Angeles film and TV production levels following the 2023 strikes of the Writers Guild of America and the Screen Actors Guild. The fair value of the reporting unit was estimated based on a discounted cash flow analysis, which is classified within Level 3 of the fair value hierarchy. The impairment is recorded within impairment loss on the Consolidated Statement of Operations. As of December 31, 2024, gross goodwill and accumulated impairment were $264.1 million and $107.6 million, respectively.

No impairments were recorded during the years ended December 31, 2023 and 2022.

4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	December 31, 2024	December 31, 2023
Land	$1,235,974	$1,220,339
Building and improvements	6,101,787	5,969,364
Tenant and leasehold improvements	728,186	818,653
Furniture and fixtures	5,895	8,609
Property under development	161,444	195,931
INVESTMENT IN REAL ESTATE, AT COST	$8,233,286	$8,212,896

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the years ended December 31, 2024 and 2023.

Impairment of Long-Lived Assets

During the year ended December 31, 2024, the Company recorded impairment charges totaling $39.9 million related to the real estate assets of certain office properties, including held for sale properties. The impairment charges reflect a shortened expected holding period for the properties and a reduction in the carrying value of the properties to their estimated fair values based on non-binding purchase offers from third party buyers or the properties’ contractual sales prices, as applicable, which are considered Level 2 measurements.

During the year ended December 31, 2023, the Company recorded an impairment charge of $48.5 million related to the real estate assets of one office property. The impairment charge reflects a shortened expected holding period for the property and reduction in the carrying value of the property to its estimated fair value based on a discounted cash flow analysis, which is considered a Level 3 measurement.

During the year ended December 31, 2022, the Company recorded impairment charges totaling $17.6 million related to the real estate assets of certain office properties, including held for sale properties. The impairment charges reflect a shortened expected holding period for the properties and a reduction in the carrying value of the properties to their estimated fair values based on non-binding purchase offers from third party buyers or the properties’ contractual sales prices, as applicable, which are considered Level 2 measurements.

The impairment charges are recorded within impairment loss on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Dispositions of Real Estate

The following table summarizes information on dispositions completed during the years ended December 31, 2024 and 2023:

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)	(Loss) Gain on Sale(2) (in millions)
2024 Dispositions
3176 Porter	Office	12/10/2024	46,759	$24.8	$(2.2)

2023 Dispositions
Skyway Landing	Office	2/6/2023	246,997	$102.0	$7.0
604 Arizona	Office	8/24/2023	44,260	32.5	10.3
3401 Exposition	Office	8/25/2023	63,376	40.0	5.8
Cloud10	Office	11/21/2023	350,000	43.5	19.9
One Westside & Westside Two	Office	12/27/2023	686,725	700.0	60.2
Total 2023 Dispositions				$918.0	$103.2
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.
2.Included within (loss) gain on sale of real estate on the Consolidated Statements of Operations.

Held for Sale

As of December 31, 2024, the Company classified two of its office properties as held for sale: 195,121 square-foot (unaudited) Foothill Research Center located in the Palo Alto submarket and 102,963 square-foot (unaudited) Maxwell located in the Downtown Los Angeles submarket. The properties were identified as non-strategic assets to the Company’s portfolio. The following table summarizes the components of assets and liabilities associated with real estate held for sale as of December 31, 2024:

	Foothill Research Center	Maxwell
ASSETS
Investment in real estate, net	$31,387	$41,210
Straight-line rent receivables, net	386	2,206
Deferred leasing costs and intangible assets, net	1,328	528
Operating lease right-of-use asset	5,890	—
Prepaid expenses and other assets, net	102	76
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$39,093	$44,020

LIABILITIES
Accounts payable, accrued liabilities and other	$13,201	$195
Operating lease liabilities	15,827	—
Intangible liabilities, net	228	—
Security deposits and prepaid rent	1,539	127
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$30,795	$322

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	December 31, 2024	December 31, 2023
Trailers	$77,903	$70,462
Production equipment	42,954	37,100
Trucks and other vehicles	22,035	20,044
Leasehold improvements	21,792	15,888
Furniture, fixtures and equipment	2,454	6,112
Other equipment	14,912	6,959
Non-real estate property, plant and equipment, at cost	182,050	156,565
Accumulated depreciation	(54,983)	(37,782)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$127,067	$118,783

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. The Company evaluates its non-real estate property, plant and equipment, net for impairment using the same accounting model that it applies to its real estate assets and related intangibles. Refer to Note 2 for details. The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the years ended December 31, 2024, 2023 and 2022.

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
3.The Company has guaranteed the joint ventures’ outstanding indebtedness in the amount of $90.1 million at Bentall Centre and $7.6 million at Sunset Pier 94 Studios, respectively. The likelihood of loss relating to the guarantees is remote as of December 31, 2024.
4.The Company owns 51% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns the Sunset Pier 94 Studios development. The Company’s resulting economic interest in the development is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a completion guarantee, recourse guarantee and guaranty of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of December 31, 2024.

The Company’s maximum exposure related to its unconsolidated joint ventures is limited to its investment and the guarantees provided in relation to the joint ventures’ indebtedness. The Company’s investments in foreign real estate entities are subject to foreign currency fluctuation risk. Such investments are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. The Company’s share of the income or loss from foreign unconsolidated real estate entities is translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive loss as a separate component of total equity and are excluded from net loss.

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.1 million as of December 31, 2024 and 2023, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	December 31, 2024	December 31, 2023(1)
ASSETS
Investment in real estate, net	$1,089,951	$1,295,449
Other assets	41,177	40,790
TOTAL ASSETS	1,131,128	1,336,239

LIABILITIES
Secured debt, net	447,581	564,949
Other liabilities	49,115	46,947
TOTAL LIABILITIES	496,696	611,896

Company’s capital(2)	193,732	225,898
Partner's capital	440,700	498,445
TOTAL CAPITAL	634,432	724,343

TOTAL LIABILITIES AND CAPITAL	$1,131,128	$1,336,239
_____________
1.Includes balances related to Sunset Glenoaks Studios, which was accounted for as an equity method investment as of December 31, 2023 but was accounted for as a consolidated entity as of December 31, 2024.
2.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the (loss) income from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Year Ended December 31,
	2024	2023	2022
TOTAL REVENUES	$72,754	$70,200	$83,441

TOTAL EXPENSES	(106,340)	(88,876)	(78,083)

NET (LOSS) INCOME	$(33,586)	$(18,676)	$5,358

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	December 31, 2024	December 31, 2023
Deferred leasing costs and in-place lease intangibles	$244,463	$290,969
Accumulated amortization	(116,868)	(150,457)
Deferred leasing costs and in-place lease intangibles, net	127,595	140,512
Lease incentives	34,352	—
Accumulated amortization	(1,203)	—
Lease incentives, net	33,149	—
Below-market ground leases	74,930	77,943
Accumulated amortization	(21,626)	(20,733)
Below-market ground leases, net	53,304	57,210
Above-market leases	636	673
Accumulated amortization	(437)	(376)
Above-market leases, net	199	297
Customer relationships	97,900	97,900
Accumulated amortization	(40,380)	(26,363)
Customer relationships, net	57,520	71,537
Non-competition agreements	8,200	8,200
Accumulated amortization	(4,926)	(3,279)
Non-competition agreements, net	3,274	4,921
Trade name	37,200	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$327,514	$326,950

Below-market leases	$40,535	$58,833
Accumulated amortization	(18,697)	(31,785)
Below-market leases, net	21,838	27,048
Above-market ground leases	—	1,095
Accumulated amortization	—	(392)
Above-market ground leases, net	—	703
INTANGIBLE LIABILITIES, NET	$21,838	$27,751

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	For the Year Ended December 31,
	2024	2023	2022
Deferred leasing costs and in-place lease intangibles(1)	$(33,106)	$(36,791)	$(40,171)
Lease incentives(2)	$(1,203)	$—	$—
Below-market ground leases(3)	$(2,669)	$(2,795)	$(2,775)
Above-market leases(2)	$(57)	$(62)	$(124)
Customer relationships(1)	$(14,016)	$(14,017)	$(9,662)
Non-competition agreements(1)	$(1,647)	$(1,647)	$(1,253)
Below-market leases(2)	$4,982	$6,297	$8,156
Above-market ground leases(3)	$43	$43	$43
_____________
1.Amortization is recorded in depreciation and amortization expenses and for lease incentive costs.
2.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.
3.Amortization is recorded in office operating expenses on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s estimated future amortization of deferred leasing costs and intangibles as of December 31, 2024:

For the Year Ended December 31,	Deferred Leasing Costs and In-place Lease Intangibles	Lease incentives	Below-market Ground Leases	Above-market Leases	Customer relationships	Non-competition agreements	Below-market Leases
2025	$(26,628)	$(2,405)	$(2,563)	$(49)	$(13,986)	$(1,640)	$4,066
2026	(23,205)	(2,388)	(2,563)	(44)	(13,986)	(1,237)	3,981
2027	(19,821)	(2,388)	(2,563)	(43)	(13,986)	(397)	3,913
2028	(16,474)	(2,388)	(2,563)	(32)	(11,301)	—	3,832
2029	(13,217)	(2,388)	(2,563)	(31)	(4,261)	—	3,458
Thereafter	(28,250)	(21,192)	(40,489)	—	—	—	2,588
TOTAL	$(127,595)	$(33,149)	$(53,304)	$(199)	$(57,520)	$(3,274)	$21,838

During the years ended December 31, 2024 and 2023, the Company recorded impairment charges totaling $0.8 million and $2.7 million, respectively, related to the deferred leasing costs and intangible assets of certain office properties. Refer to Note 4 for details. The losses are recorded within impairment loss on the Consolidated Statements of Operations.

During the year ended December 31, 2022, the Company recorded an impairment charge of $8.5 million related to impairment of the Zio trade name within impairment loss on the Consolidated Statement of Operations. The impairment is related to the announced rebranding and integration of Zio into the Company’s existing Sunset Studios platform, after which the Company will no longer use the Zio trade name.

During the year ended December 31, 2022, the Company also recorded an impairment charge of $2.4 million related to the below-market ground lease at a certain property. Refer to Note 4 for details. The losses are recorded within impairment loss on the Consolidated Statements of Operations. Refer to Note 4 for details. The loss is recorded within impairment loss on the Consolidated Statements of Operations.

8. Accounts Receivable

Accounts Receivable, net

As of December 31, 2024, accounts receivable was $15.0 million and there was a $0.5 million allowance for doubtful accounts. As of December 31, 2023, accounts receivable was $25.0 million and there was $0.4 million allowance for doubtful accounts.

Straight-line Rent Receivables, net

As of December 31, 2024, straight-line rent receivables was $199.7 million and there was no allowance for doubtful accounts. As of December 31, 2023, straight-line rent receivables was $220.8 million and there was no allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
9. Prepaid Expenses and Other Assets, net

The following table represents the Company’s prepaid expenses and other assets, net as of:

	December 31, 2024	December 31, 2023
Non-real estate investments	$50,373	$48,581
Deferred tax assets	8	2,412
Interest rate derivative assets	4,325	6,441
Prepaid insurance	10,074	10,611
Deferred financing costs, net	2,165	4,316
Prepaid property tax	2,129	2,075
Other	21,040	19,709
PREPAID EXPENSES AND OTHER ASSETS, NET	$90,114	$94,145

Non-Real Estate Investments

The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. The Company recognized a net unrealized loss of $4.0 million, a net unrealized loss of $3.0 million and a net unrealized gain of $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, due to the observable changes in fair value. Over the life of the investments, the Company has recognized a net unrealized gain of $6.8 million due to the observable changes in fair value.

Stock Purchase Warrants

The Company holds investments in stock purchase warrants that give the Company rights to purchase a fixed number of shares of common stock of a non-real estate investee. The warrants meet the definition of a derivative and are measured at fair value based on Level 2 inputs. Changes in the fair value of the derivative assets are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. The Company recognized no unrealized gain or loss, an unrealized loss of $0.1 million and an unrealized gain of $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, due to the observable changes in fair value. As of December 31, 2024 and 2023, the fair value of the warrants was zero.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
10. Debt

The following table sets forth information with respect to our outstanding indebtedness:

	December 31, 2024	December 31, 2023	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)(5)	$320,000	$192,000	SOFR + 1.15% to 1.60%	12/21/2026	(6)
Series B notes	259,000	259,000	4.69%	12/16/2025
Series C notes	56,000	56,000	4.79%	12/16/2027
Series D notes	150,000	150,000	3.98%	7/6/2026
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(7)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	2,435,000	2,307,000

Secured debt
Hollywood Media Portfolio	1,100,000	1,100,000	SOFR + 1.10%	8/9/2026	(8)
Acquired Hollywood Media Portfolio debt	(30,233)	(30,233)	SOFR + 2.11%	8/9/2026	(8)
Hollywood Media Portfolio, net(9)(10)	1,069,767	1,069,767
Element LA	168,000	168,000	4.59%	11/6/2025
1918 Eighth(11)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(12)	101,000	101,000	3.38%	11/6/2028
Sunset Glenoaks Studios(13)(14)	99,600	—	SOFR + 3.10%	1/9/2027	(15)
Total secured debt	1,752,667	1,653,067
Total unsecured and secured debt	4,187,667	3,960,067
Unamortized deferred financing costs/loan discounts(16)	(10,823)	(14,753)
TOTAL UNSECURED AND SECURED DEBT, NET	$4,176,844	$3,945,314

JOINT VENTURE PARTNER DEBT (17)	$66,136	$66,136	4.50%	10/9/2032	(18)
_____________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2024, which may be different than the interest rates as of December 31, 2023 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of December 31, 2024, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.35%.
4.In January 2025, the Company amended its credit facility agreement to favorably adjust certain definitions and covenant calculations beginning with the quarter ending December 31, 2024. The amendment also resulted in a decrease in the total capacity from $900.0 million to $775.0 million. Up to $193.8 million of the total capacity can be used for borrowings in pounds sterling or Canadian dollars. Subject to the satisfaction of certain conditions and lender commitments, the operating partnership may increase the commitments held under the Fourth Amended and Restated Credit Agreement up to a total of $2.0 billion either in the form of an increase to an existing unsecured revolving credit facility or a new loan, including a term loan.
5.Subsequent to December 31, 2024, the Company made a net repayment of $27.0 million on the unsecured revolving credit facility.
6.Includes the option to extend the initial maturity date of December 21, 2025 twice for an additional six-month term each at the sole discretion of the Company.
7.An amount equal to the net proceeds from the 5.95% registered senior notes has been allocated to new or existing eligible green projects.
8.Includes the option to extend the initial maturity date of August 9, 2023 three times for an additional one-year term each at the sole discretion of the Company. The first and second extension options were executed on August 9, 2023 and June 13, 2024 respectively.
9.The Company purchased bonds comprising the loan in the amount of $30.2 million.
10.The floating interest rate on $539.0 million of principal has been capped at 6.01% through the use of an interest rate cap. The floating interest rate on $351.2 million of principal is effectively fixed at 3.31% through the use of an interest rate swap. The floating interest rate on $180.0 million of principal is effectively fixed at 4.13% through the use of an interest rate swap.
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
13.This loan has a total capacity of $100.6 million and an initial interest rate of SOFR + 3.10% per annum until the construction at Sunset Glenoaks Studios is complete and certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The floating interest rate on the full principal amount has been effectively capped at 4.50% through the use of an interest rate cap. The Company has provided various guarantees for this loan, including an equity guarantee and a recourse carve-out guarantee.
14.Sunset Glenoaks Studios was consolidated as of December 31, 2024 and unconsolidated as of December 31, 2023. Therefore, the December 31, 2023 balance is reported at $0.
15.Includes the option to extend the initial maturity date of January 9, 2025 twice for an additional one-year term each permitting certain financial covenants are met. The first extension option was executed on October 30, 2024.
16.Excludes deferred financing costs related to the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. Refer to Note 9 for details.
17.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property.
18.Includes the option to extend the initial maturity date of October 9, 2028 twice for an additional two-year term each permitting certain financial covenants are met.

Current Year Activity

During the year ended December 31, 2024, there were $128.0 million of borrowings on the unsecured revolving credit facility, net of repayments. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

On May 3, 2024, the Company entered into an amendment to its unsecured revolving credit facility in order to, among other things, replace CDOR as a referenced rate for Canadian dollar-denominated loans under the Canadian facility with a term CORRA-based rate.

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
The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of December 31, 2024:

For the Year Ended December 31,	Unsecured and Secured Debt	Joint Venture Partner Debt
2025	$741,300	$—
2026	1,539,767	—
2027	555,600	—
2028	451,000	—
2029	500,000	—
Thereafter	400,000	66,136
TOTAL	$4,187,667	$66,136

Unsecured Debt

Credit Facility

The operating partnership continues to be the borrower under its credit facility agreement, and the Company and all subsidiaries that own unencumbered properties will continue to provide guarantees unless the Company obtains and maintains a credit rating of at least BBB- from Standard & Poor’s (“S&P”) or Baa3 from Moody’s, in which case such guarantees are not required except under limited circumstances. As of December 31, 2024, the credit ratings for our senior unsecured debt were B2, BB- and BB- from Moody’s, Standard and Poor’s and Fitch, respectively.

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

The following table summarizes existing covenants and their covenant levels as of December 31, 2024 related to our unsecured revolving credit facility and term loans:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value(2)	≤ 65%	46.5%
Unsecured indebtedness to unencumbered asset value(2)	≤ 65%	41.5%
Adjusted EBITDA to fixed charges(1)	≥ 1.4x	1.7x
Secured indebtedness to total asset value	≤ 45%	20.1%
Unencumbered net operating income to unsecured interest expense(1)	≥ 1.75x	2.2x
_________________
1.The January 2025 amended credit facility agreement lowered the minimum required ratio of adjusted EBITDA to fixed charges from 1.5x to 1.4x and of unencumbered NOI to unsecured interest expense from 2.0x to 1.75x for any quarter after September 30, 2024. Additionally, the credit facility amendment adjusted certain definitions and covenant calculations for the purpose of determining total asset value and unencumbered asset value assets.
2.Based on the provisions of the fourth quarter 2023 amendment to the unsecured revolving credit facility, the total leverage and the unsecured leverage thresholds have been extended from 60% to 65% through December 31, 2024 (or until such time as the private placement covenant calculations are amended to reflect the recent adjustments to the credit facility covenants, if sooner).

The following table summarizes existing covenants and their covenant levels as of December 31, 2024 related to our private placement notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Total liabilities to total asset value(2)	≤ 60%	54.6%
Unsecured indebtedness to unencumbered asset value(2)	≤ 65%	58.8%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.7x
Secured indebtedness to total asset value	≤ 45%	23.6%
Unencumbered net operating income to unsecured interest expense	≥ 2.0x	2.2x
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes existing covenants and their covenant levels as of December 31, 2024 related to our registered senior notes:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	45.0%
Total unencumbered assets to unsecured debt	≥ 150%	255.0%
Consolidated income available for debt service to annual debt service charge	≥ 1..5x	1.7x
Secured debt to total assets	≤ 45%	19.4%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of December 31, 2024.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of December 31, 2024.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Gross interest expense(1)	$210,022	$224,801	$162,778
Capitalized interest	(40,367)	(32,253)	(18,031)
Non-cash interest expense(2)	7,738	21,867	5,154
INTEREST EXPENSE	$177,393	$214,415	$149,901
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of December 31, 2024 and December 31, 2023:

Underlying Debt Instrument	Type of Instrument	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate	Fair Value Assets (Liabilities)
							December 31, 2024	December 31, 2023
Sunset Glenoaks Studios(1)	Cap	Cash flow hedge	$100,600	August 2022	January 2025	4.50%	$—	$—
Sunset Glenoaks Studios	Cap	Cash flow hedge	$100,600	January 2025	January 2026	4.50%	72	—
1918 Eighth	Swap	Cash flow hedge	$172,865	February 2023	October 2025	3.75%	524	1,075
1918 Eighth	Cap	Partial cash flow hedge(2)	$314,300	June 2023	December 2025	5.00%	62	952
1918 Eighth	Sold cap(3)	Mark-to-market	$172,865	June 2023	December 2025	5.00%	(34)	(520)
Hollywood Media Portfolio	Cap	Partial cash flow hedge(2)	$1,100,000	August 2023	August 2024	5.70%	—	59
Hollywood Media Portfolio	Sold cap(3)	Mark-to-market	$561,000	August 2023	August 2024	5.70%	—	(29)
Hollywood Media Portfolio	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	3,663	4,355
Hollywood Media Portfolio	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	(267)	—
Hollywood Media Portfolio	Cap	Partial cash flow hedge(2)	$1,100,000	August 2024	August 2025	6.01%	4	—
Hollywood Media Portfolio	Sold cap(3)	Mark-to-market	$561,000	August 2024	August 2025	6.01%	(2)	—
TOTAL							$4,022	$5,892
_____________
1.Sunset Glenoaks Studios was consolidated as of December 31, 2024 and unconsolidated as of December 31, 2023. Therefore, the December 31, 2023 fair value for this instrument is reported at $0.
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

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of December 31, 2024, the Company expects $2.4 million of unrealized gain included in accumulated other comprehensive loss will be reclassified as a reduction to interest expense in the next 12 months.

12. Income Taxes

The provision for income taxes comprises the following components:

	Year Ended
	December 31, 2024	December 31, 2023
Current federal	$1,048	$171
Current state	—	16
Deferred federal	1,194	4,776
Deferred state	(601)	1,833
Income tax provision	$1,641	$6,796

The Company recognized an income tax benefit of $7.5 million for the year ended December 31, 2022 within other income (expense) on the Consolidated Statement of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
A reconciliation of the statutory federal income tax rate of 21% with the Company’s effective income tax rate is as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Income tax benefit computed at the federal statutory rate	$(79,751)	$(34,420)
Income tax benefit attributable to non-taxable entities	37,893	16,643
State income taxes, net of federal tax benefit	(11,850)	(4,810)
Valuation allowance	53,229	29,681
Other	2,120	(298)
Income tax provision	$1,641	$6,796

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss and tax credit carryforwards	$68,457	$41,339
Depreciation and amortization	29,237	11,124
Prepaid rent	703	1,578
Other	973	122
Total deferred tax assets	99,370	54,163
Valuation allowance	(82,706)	(29,477)
Net deferred tax assets	16,664	24,686

Deferred tax liabilities:
Depreciation and amortization	(14,432)	(21,170)
Unrealized gain on non-real estate investments	(3,912)	(4,640)
Other	(205)	(169)
Total deferred tax liabilities	(18,549)	(25,979)

Deferred tax liability, net	$(1,885)	$(1,293)

As of December 31, 2022, the Company had not recorded a valuation allowance against its deferred tax assets.

13. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2025 to 2040.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of December 31, 2024:

Year Ended
2025	$508,871
2026	466,138
2027	409,955
2028	341,630
2029	276,778
Thereafter	583,574
TOTAL	$2,586,946

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 11 ground leases, 9 sound stage leases, seven office leases and 16 other leases as of December 31, 2024. The Company’s operating lease obligations have expiration dates ranging from 2025 through 2067, including extension options which the Company is

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of December 31, 2024, the present value of the remaining contractual payments of $712.5 million under the Company’s operating lease agreements was $395.8 million. The corresponding operating lease right-of-use assets amounted to $376.7 million, $370.8 million of which is recorded in operating lease right-of-use assets and $5.9 million of which is recorded in assets associated with real estate held for sale on the Consolidated Balance Sheet.

During the year ended December 31, 2024 the Company recorded $1.4 million of impairment charges related to the right-of-use assets for ground leases at certain office properties. Refer to Note 4 for details. The impairment charges are recorded within impairment loss on the Consolidated Statement of Operations.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of December 31, 2024:

For the Year Ended December 31,	Lease Payments(1)
2025	$42,072
2026	41,726
2027	41,449
2028	40,503
2029	38,385
Thereafter	508,413
Total operating lease payments	712,548
Less: interest portion	(316,717)
PRESENT VALUE OF OPERATING LEASE LIABILITIES(2)	$395,831
_____________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.
2.$380.0 million is recorded in operating lease liabilities and $15.8 million is recorded in liabilities associated with real estate held for sale on the Consolidated Balance Sheet.

The following table summarizes rental expense for operating leases:

	For the Year Ended December 31,
	2024	2023	2022
Variable rental expense	$9,985	$11,005	$9,854
Minimum rental expense	$46,576	$45,145	$31,003

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$4,325	$—	$4,325	$—	$6,441	$—	$6,441
Interest rate derivative liabilities(2)	$—	$(303)	$—	$(303)	$—	$(549)	$—	$(549)
Earnout liability(2)	$—	$—	$—	$—	$—	$—	$(5,000)	$(5,000)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$47,373	$—	$—	$—	$48,581
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

Level 2 items include interest rate caps and swaps, which are valued on a quarterly basis using a linear regression model.
Level 3 items include the earnout liability, which was valued on a quarterly basis using a probability-weighted discounted cash flow model. Inputs to the model include the discount rate and probability-weighted earnout payments based on a Monte Carlo simulation with one million trials. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values.

The following table summarizes changes in the carrying amount of the earnout liability during the year ended December 31, 2024:

Balance, December 31, 2023	$(5,000)
Settlement	5,000
Balance, December 31, 2024	$—

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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Unsecured debt(1)	$2,435,000	$2,040,075	$2,307,000	$1,971,410
Secured debt(1)	$1,752,667	$1,741,090	$1,653,067	$1,634,668
Consolidated joint venture partner debt	$66,136	$60,637	$66,136	$59,966
_____________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

15. Stock-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of December 31, 2024, 2.2 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units, and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $3.03.

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

For the years 2022 and 2023, the compensation committee of the Board (“Compensation Committee”) adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Under the PSU Plan, the Compensation Committee awards restricted stock units or performance units in the operating partnership to certain employees. The 2022 PSU Plan grants consist of two portions. A portion of each award, the Relative Total Shareholder Return (“TSR”) Performance Unit, is eligible to vest based on the achievement of the Company’s TSR compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period, with the vesting percentage subject to certain percentage targets. The remaining portion of each award, the Operational Performance Unit, becomes eligible to vest based on the achievement of operational performance metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of absolute TSR goals over a three-year performance period by applying the applicable vesting percentages. The 2023 PSU Plan grants contain only an Operational Performance Unit, which is eligible to vest based on the achievement of operational metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of the Company’s TSR compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period. Certain of the awards granted under the PSU Plan are subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

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

Market-Based and Performance-Based Awards

The following table outlines key components of the 2024 market-based awards:

Market-Based Performance Unit
Maximum bonus pool, in millions	$25.5
Performance period	1/1/2026 to 12/31/2030
Vesting period	1/1/2024 to 1/1/2029

The following table outlines key components of the 2023 PSU Plan:

Operational Performance Unit
Maximum bonus pool, in millions	$15.0
Performance period	1/1/2023 to 12/31/2023

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

The stock-based compensation cost of the 2024 market-based awards and the 2023 and 2022 PSU Plans was valued in accordance with ASC 718 utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur.

The per unit fair value of the 2024 market-based awards and the 2023 and 2022 PSU awards granted was estimated on the date of grant using the following assumptions in the Monte Carlo simulation:

	2024	2023	2022
Expected price volatility for the Company	41.00%	40.00%	43.00%
Expected price volatility for the particular REIT index	N/A	27.00%	33.00%
Risk-free rate	3.89%	3.44%	1.72%
Dividend yield	3.00 - 6.00%	5.40%	3.60%

Summary of Unvested Share Activity

The following table summarizes the activity and status of all unvested stock awards:

	2024		2023		2022
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1	693,835	$9.89	309,837	$23.14	507,534	$25.17
Granted	195,240	5.77	618,316	7.54	50,915	20.15
Vested	(286,869)	11.95	(198,430)	23.61	(234,741)	26.81
Canceled	(20,798)	13.51	(35,888)	7.83	(13,871)	24.42
Unvested at December 31	581,408	$7.37	693,835	$9.89	309,837	$23.14

The following table summarizes the activity and status of all unvested time-based restricted operating partnership performance units:

	2024		2023		2022
	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1	1,271,899	$9.82	357,656	$22.53	681,394	$24.91
Granted	3,010,397	7.28	1,422,893	8.16	25,206	11.98
Vested	(808,717)	9.08	(508,650)	14.11	(348,944)	26.42
Canceled	(172,947)	7.46	—	—	—	—
Unvested at December 31	3,300,632	$7.81	1,271,899	$9.82	357,656	$22.53

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Share-based Compensation Recorded

The following table presents the classification and amount recognized for stock-based compensation related to the Company’s awards:

	For the Year Ended December 31,
	2024	2023	2022
Expensed stock compensation(1)	$26,009	$23,863	$24,296
Capitalized stock compensation(2)	2,160	3,021	3,354
Total stock compensation(3)	$28,169	$26,884	$27,650
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

As of December 31, 2024, total unrecognized compensation cost related to unvested share-based payments was $39.2 million. It is expected to be recognized over a weighted-average period of three years.

16. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the years ended December 31, 2024, 2023 and 2022, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	For the Year Ended December 31,
	2024	2023	2022
Numerator:
Basic and diluted net loss available to common stockholders	$(364,143)	$(192,181)	$(56,499)
Denominator:
Basic weighted average common shares outstanding	141,192,730	140,953,088	143,732,433
Effect of dilutive instruments(1)	—	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	141,192,730	140,953,088	143,732,433
Basic earnings per common share	$(2.58)	$(1.36)	$(0.39)
Diluted earnings per common share	$(2.58)	$(1.36)	$(0.39)
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
    Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the years ended December 31, 2024, 2023 and 2022, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	For the Year Ended December 31,
	2024	2023	2022
Numerator:
Basic and diluted net loss available to common unitholders	$(373,500)	$(195,539)	$(57,208)
Denominator:
Basic weighted average common units outstanding	144,793,957	143,421,154	145,580,928
Effect of dilutive instruments(1)	—	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	144,793,957	143,421,154	145,580,928
Basic earnings per common unit	$(2.58)	$(1.36)	$(0.39)
Diluted earnings per common unit	$(2.58)	$(1.36)	$(0.39)
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

17. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of December 31, 2024 and 2023, there were 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
Balance, December 31, 2023	$9,815	$57,182
Contributions	—	88
Distributions	—	(3,932)
Declared dividend	(612)	—
Net income (loss)	612	(4,059)
Balance, December 31, 2024	$9,815	$49,279

18. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total AOCI
Balance, January 1, 2022	$(3,957)	$2,196	$(1,761)
Unrealized gain (loss) recognized in AOCI	612	(12,188)	(11,576)
Reclassification from AOCI into income(1)	2,065	—	2,065
Net change in AOCI	2,677	(12,188)	(9,511)
Balance, December 31, 2022	(1,280)	(9,992)	(11,272)
Unrealized gain recognized in AOCI	9,462	6,149	15,611
Reclassification from AOCI into income(1)	(4,526)	—	(4,526)
Net change in AOCI	4,936	6,149	11,085
Balance, December 31, 2023	3,656	(3,843)	(187)
Unrealized gain (loss) recognized in AOCI	8,942	(7,359)	1,583
Reclassification from AOCI into income(1)	(9,813)	—	(9,813)
Net change in AOCI	(871)	(7,359)	(8,230)
Balance, December 31, 2024	$2,785	$(11,202)	$(8,417)
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below presents the activity related to Hudson Pacific Properties, LP’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total AOCI
Balance, January 1, 2022	$(3,954)	$2,175	(1,779)
Unrealized gain (loss) recognized in AOCI	597	(12,375)	(11,778)
Reclassification from AOCI into income(1)	2,097	—	2,097
Net change in AOCI	2,694	(12,375)	(9,681)
Balance, December 31, 2022	(1,260)	(10,200)	(11,460)
Unrealized gain recognized in AOCI	9,729	6,325	16,054
Reclassification from AOCI into income(1)	(4,656)	—	(4,656)
Net change in AOCI	5,073	6,325	11,398
Balance, December 31, 2023	3,813	(3,875)	(62)
Unrealized gain recognized in AOCI	9,382	(7,727)	1,655
Reclassification from AOCI into income(1)	(10,306)	—	(10,306)
Net change in AOCI	(924)	(7,727)	(8,651)
Balance, December 31, 2024	2,889	(11,602)	$(8,713)
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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	December 31, 2024	December 31, 2023	December 31, 2022
Company-owned common units in the operating partnership	141,279,102	141,034,806	141,054,478
Company’s ownership interest percentage	97.4%	98.0%	98.5%
Non-controlling common units in the operating partnership(1)	3,796,346	2,810,433	2,191,842
Non-controlling ownership interest percentage	2.6%	2.0%	1.5%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of December 31, 2024, this amount represents both common units and performance units of 550,969 and 3,245,377, respectively. As of December 31, 2023, this amount represents both common units and performance units of 550,969 and 2,259,464, respectively. As of December 31, 2022, this amount represents both common units and performance units of 550,969 and 1,640,873, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

During the years ended December 31, 2024, 2023 and 2022, 992,611, 618,591 and 348,944 performance units, respectively, vested related to various awards to our employees and directors.

Common Stock Activity

The Company did not complete any common stock offerings during the years ended December 31, 2024, 2023 and 2022.

The Company’s ATM program permits sales of up to $125.0 million of common stock. A cumulative total of $65.8 million has been sold as of December 31, 2024. The Company did not utilize the ATM program during the years ended December 31, 2024, 2023 and 2022.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. The Company did not utilize the share repurchase program during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 0.2 million shares of its common stock at a weighted average price of $7.33 per share for $1.4 million, before transaction costs. During the year ended December 31, 2022, the Company repurchased 2.1 million shares of its common stock at a weighted average price of $17.65 per share for $37.2 million, before transaction costs. Since the commencement of the program through December 31, 2024, a cumulative total of $214.7 million had been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

	For the Year Ended December 31,
	2024	2023	2022
Common stock(1)	$0.10	$0.375	$1.00
Common units(1)	$0.10	$0.375	$1.00
Unvested performance-based units(1)(2)	$0.01	$0.0375	$0.10
Series A preferred units	$1.5625	$1.5625	$1.5625
Series C preferred stock(3)	$1.1875	$1.1875	$1.3359
_________________
1.The Company suspended its quarterly common stock dividend during the third and fourth quarters of 2023 and the third and fourth quarters of 2024. As a result, the common unit and performance unit dividends were also suspended.
2.Performance-based units are entitled to dividends equal to the common stock dividends declared by the Company. During their vesting period, unvested performance-based units receive 10% of the declared dividend, with the remainder payable as soon as practicable after the vesting date.
3.Dividends paid during the year ended December 31, 2022 include a $0.2968750 per share dividend declared and paid in each of the first, second, third and fourth quarters of 2022 and a $0.1484375 per share dividend declared during the fourth quarter of 2021.

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

The Company’s dividends related to its common stock will be classified for U.S. federal income tax purposes as follows (unaudited):

		Distribution Per Share	Ordinary Dividends			Capital Gains Distributions	Return of Capital
Record Date	Payment Date		Total	Non-Qualified(1)	Qualified
3/18/2024	3/28/2024	$0.05000	$0.03342	$0.03342	$—	$—	$0.01658
6/17/2024	6/27/2024	0.05000	0.03342	0.03342	—	—	0.01658
	TOTALS	$0.10000	$0.06684	$0.06684	$—	$—	$0.03316
		100.00%	66.84%			—%	33.16%
_________________
1.On December 22, 2017, the Tax Cuts and Jobs Act enacted Section 199A that generally allows a deduction for non-corporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). Ordinary Dividends eligible for the Section 199A benefit are a subset of and included in the Taxable Ordinary Dividend Amount.

The Company’s dividends related to its 4.750% series C preferred stock will be classified for U.S. federal income tax purposes as follows (unaudited):

		Distribution Per Share	Ordinary Dividends			Capital Gains Distributions	Return of Capital
Record Date	Payment Date		Total	Non-Qualified(1)	Qualified
3/18/2024	3/28/2024	$0.296875	$0.296875	$0.296875	$—	$—	$—
6/17/2024	6/27/2024	0.296875	0.296875	0.296875	—	—	—
9/20/2024	9/30/2024	0.296875	0.296875	0.296875	—	—	—
12/20/2024	12/30/2024	0.296875	0.296875	0.296875	—	—	—
	TOTALS	$1.187500	$1.187500	$1.187500	$—	$—	$—
		100.00%	100.00%			—%	—%
_________________
1.On December 22, 2017, the Tax Cuts and Jobs Act enacted Section 199A that generally allows a deduction for non-corporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). Ordinary Dividends eligible for the Section 199A benefit are a subset of and included in the Taxable Ordinary Dividend Amount.

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

The President, Chief Financial Officer and Chief Operating Officer are the Company’s CODM. They evaluate performance and allocate resources based on net operating income because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the segment level and presenting it on an unlevered basis.

Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources; therefore, depreciation and amortization expense is not allocated among segments. Segment assets consist of investment in real estate, non-real estate property, plant and equipment, net, accounts receivable, net, straight-line rents receivables, net, deferred leasing costs and intangible assets, net, operating lease right-of-use assets and goodwill. Non-segment assets consist of assets in the Company’s corporate non-segment assets, including cash and cash equivalents, restricted cash, prepaid expenses and other assets, net, investment in unconsolidated real estate entities and assets associated with real estate held for sale. Reportable segment asset information is not provided to the CODM as the CODM do not use segment asset information to evaluate the business and allocate resources.

The table below presents the operating activity of the Company’s reportable segments:

	Year Ended December 31,
	2024	2023	2022
Office segment
Core office revenues	$679,049	$798,429	$836,374
Core office expenses
Utilities	(27,780)	(26,214)	(24,941)
Taxes	(73,862)	(77,672)	(82,378)
Administrative	(29,511)	(30,251)	(29,780)
Insurance	(26,846)	(26,408)	(19,606)
Other segment expenses(1)	(134,423)	(137,527)	(135,637)
Total core office expenses	(292,422)	(298,072)	(292,342)
Office net operating income	386,627	500,357	544,032
Studio segment
Studio revenues	149,806	139,922	173,524
Studio expenses
Rent expense & real estate taxes	(34,263)	(30,483)	(16,644)
Cost of goods sold	(25,419)	(20,020)	(24,051)
Other segment expenses(3)	(88,748)	(87,944)	(64,455)
Total studio expenses	(148,430)	(138,447)	(105,150)
Studio net operating income	1,376	1,475	68,374
TOTAL SEGMENT PROFIT	$388,003	$501,832	$612,406
_________________
1.Includes ground lease rent, cleaning, parking, engineering, security, mechanical, electrical & plumbing and repairs & maintenance expenses.
2.Includes administrative, utilities, security, cleaning, engineering and repairs & maintenance expenses.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below presents the reconciliation of segment revenue to consolidated revenue:

	Year Ended December 31,
	2024	2023	2022
Office segment
Core office revenues	$679,049	$798,429	$836,374
Chargebacks	13,227	13,946	16,326
Total office revenues	692,276	812,375	852,700
Studio segment
Total studio revenues	149,806	139,922	173,524
Total revenues	$842,082	$952,297	$1,026,224

The table below reconciles net loss to total profit from all segments:

	Year Ended December 31,
	2024	2023	2022
NET LOSS	$(381,406)	$(170,700)	$(16,517)
General and administrative	79,451	74,958	79,501
Depreciation and amortization	354,425	397,846	373,219
Loss (income) from unconsolidated real estate entities	7,308	3,902	(943)
Fee income	(5,269)	(6,181)	(7,972)
Interest expense	177,393	214,415	149,901
Interest income	(2,467)	(2,182)	(2,340)
Management services reimbursement income—unconsolidated real estate entities	(4,119)	(4,125)	(4,163)
Management services expense—unconsolidated real estate entities	4,119	4,125	4,163
Transaction-related expenses	2,499	(1,150)	14,356
Unrealized loss on non-real estate investments	3,958	3,120	1,440
Loss (gain) on sale of real estate	2,453	(103,202)	2,164
Impairment loss	149,664	60,158	28,548
Gain on extinguishment of debt	—	(10,000)	—
Other (income) loss	(1,647)	6	(8,951)
Loss on sale of bonds	—	34,046	—
Income tax provision	$1,641	$6,796	$—
TOTAL SEGMENT PROFIT	$388,003	$501,832	$612,406

20. Related Party Transactions

Employment Agreements

During the year ended December 31, 2024, the Company entered into employment agreements with certain of its executive officers, which are effective January 1, 2025, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $4.1 million, $4.1 million and $4.2 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of December 31, 2024, the Company’s right-of-use assets and lease liabilities related to these lease obligations were $4.9 million and $5.1 million, respectively, as compared to right-of-use assets and lease liabilities of $6.2 million and $6.4 million, respectively, as of December 31, 2023. During the year ended December 31, 2024, the Company recorded $1.2 million of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statements of Operations related to these leases. During the years ended December 31, 2023 and 2022, the Company recorded $1.0 million of rental expense.

21. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of December 31, 2024, the Company has contributed $41.1 million to these funds, net of distributions, with $9.9 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2024, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of December 31, 2024, the Company had $16.1 million in outstanding letters of credit under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of December 31, 2024, the Company had $98.6 million in related commitments.

22. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for interest, net of capitalized interest	$170,984	$197,599	$133,869
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$79,128	$87,779	$150,408
Remeasurement of operating lease liabilities and related right-of-use assets	$29,160	$5,751	$23,177
Operating lease liabilities recorded in connection with right-of-use assets	$3,617	$2,117	$100,805
Redemption of common units in the operating partnership	$133	$—	$—
Assets recognized upon consolidation of previously unconsolidated real estate entity	$197,968	$—	$—
Liabilities recognized upon consolidation of previously unconsolidated real estate entity	$86,565	$—	$—
Derecognition of equity method investment upon consolidation of previously unconsolidated real estate entity	$55,593	$—	$—
Note payable issued as consideration in a business combination	$—	$—	$160,000

23. Subsequent Events

On January 22, 2025, the Company sold its Maxwell property for $46.0 million before certain credits, prorations and closing costs. The proceeds were used to repay $35.0 million on the Company’s unsecured revolving credit facility.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
On January 29, 2025, the Company amended its unsecured revolving credit facility agreement to favorably adjust certain definitions and covenant calculations beginning with the period ending December 31, 2024. The amendment also resulted in a decrease in the total capacity from $900.0 million to $775.0 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands)

		Initial Costs		Total Adjustment to Basis(1)	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(2)		Year Acquired
Office
875 Howard, San Francisco Bay Area, CA	$—	$18,058	$41,046	$47,985	$18,058	$89,031	$107,089	$(28,611)	1920/2001	2007
6040 Sunset, Los Angeles, CA(3)	1,100,000	6,599	27,187	29,237	6,599	56,424	63,023	(26,723)	2008	2008
ICON, Los Angeles, CA(3)	—	—	—	164,257	—	164,257	164,257	(44,238)	2017	2008
CUE, Los Angeles, CA(3)	—	—	—	49,553	—	49,553	49,553	(11,428)	2017	2008
EPIC, Los Angeles, CA(3)	—	10,606	—	215,574	10,606	215,574	226,180	(41,316)	2019	2008
1455 Market, San Francisco Bay Area, CA	—	41,226	34,990	59,954	41,226	94,944	136,170	(42,658)	1976/2016	2010
Rincon Center, San Francisco Bay Area, CA	—	58,251	110,656	76,541	58,251	187,197	245,448	(69,384)	1961/2020	2010
10950 Washington, Los Angeles, CA	—	17,979	25,110	12,007	17,979	37,117	55,096	(8,565)	1957/1974	2010
275 Brannan, San Francisco Bay Area, CA	—	4,187	8,063	15,378	4,187	23,441	27,628	(12,818)	1905/2013	2011
625 Second, San Francisco Bay Area, CA	—	10,744	42,650	7,743	10,744	50,393	61,137	(16,645)	1906/1999	2011
10900 Washington, Los Angeles, CA	—	1,400	1,200	292	1,400	1,492	2,892	(440)	1973	2012
901 Market, San Francisco Bay Area, CA	—	17,882	79,305	20,982	17,882	100,287	118,169	(36,000)	1912/1985	2012
Element LA, Los Angeles, CA	168,000	79,769	19,755	98,867	79,769	118,622	198,391	(36,745)	1949/2015	2012 2013
505 First, Greater Seattle, WA	—	22,917	133,034	16,652	22,917	149,686	172,603	(41,778)	2010	2013
83 King, Greater Seattle, WA	—	12,982	51,403	14,158	12,982	65,561	78,543	(22,357)	1904/2017	2013
Met Park North, Greater Seattle, WA	—	28,996	71,768	(2,318)	28,996	69,450	98,446	(20,248)	2000	2013
411 First, Greater Seattle, WA	—	27,684	29,824	29,582	27,684	59,406	87,090	(20,589)	1906/2017	2014
450 Alaskan, Greater Seattle, WA	—	—	—	87,228	—	87,228	87,228	(20,332)	2017	2014
95 Jackson, Greater Seattle, WA	—	—	—	18,254	—	18,254	18,254	(4,977)	1909/2018	2014
Palo Alto Square, San Francisco Bay Area, CA	—	—	326,033	44,078	—	370,111	370,111	(125,706)	1971/2018	2015
3400 Hillview, San Francisco Bay Area, CA	—	—	159,641	(4,735)	—	154,906	154,906	(60,172)	1991	2015
Foothill Research Center, San Francisco Bay Area, CA	—	—	133,994	(39,053)	—	94,941	94,941	(63,554)	1991	2015
Page Mill Center, San Francisco Bay Area, CA	—	—	147,625	20,814	—	168,439	168,439	(59,898)	1970/2020	2015
Clocktower Square, San Francisco Bay Area, CA	—	—	93,949	13,870	—	107,819	107,819	(31,711)	1983/2019	2015
Towers at Shore Center, San Francisco Bay Area, CA	—	72,673	144,188	15,939	72,673	160,127	232,800	(48,421)	2001	2015
Shorebreeze, San Francisco Bay Area, CA	—	69,448	59,806	21,138	69,448	80,944	150,392	(22,247)	1987	2015
555 Twin Dolphin, San Francisco Bay Area, CA	—	40,614	73,457	19,568	40,614	93,025	133,639	(26,437)	1989	2015
333 Twin Dolphin, San Francisco Bay Area, CA	—	36,441	64,892	19,455	36,441	84,347	120,788	(26,105)	1985/2017	2015
Metro Center, San Francisco Bay Area, CA	—	—	313,683	87,722	—	401,405	401,405	(112,348)	1986/2020	2015

		Initial Costs		Total Adjustment to Basis(1)	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(2)		Year Acquired
Concourse, San Francisco Bay Area, CA	—	45,085	224,271	70,223	45,085	294,494	339,579	(81,665)	1990/2022	2015
Gateway, San Francisco Bay Area, CA	—	33,117	121,217	61,135	33,117	182,352	215,469	(57,323)	1985/2017	2015
Metro Plaza, San Francisco Bay Area, CA	—	16,038	106,156	72,188	16,038	178,344	194,382	(44,092)	1986/2021	2015
1740 Technology, San Francisco Bay Area, CA	—	8,052	49,486	11,371	8,052	60,857	68,909	(14,586)	1985	2015
Skyport Plaza, San Francisco Bay Area, CA	—	16,521	153,844	(1,669)	16,521	152,175	168,696	(38,397)	2001	2015
Techmart, San Francisco Bay Area, CA	—	—	66,660	21,117	—	87,777	87,777	(25,540)	1986/2019	2015
Fourth & Traction, Los Angeles, CA	—	12,140	37,110	69,223	12,140	106,333	118,473	(35,804)	1915/2017	2015
Maxwell, Los Angeles, CA	—	13,040	26,960	20,854	7,342	53,512	60,854	(19,644)	1924/2019	2015
11601 Wilshire, Los Angeles, CA	—	28,978	321,273	69,184	28,978	390,457	419,435	(95,121)	1983/2018	2016 2017
Hill7, Greater Seattle, WA	101,000	36,888	137,079	20,161	36,888	157,240	194,128	(45,750)	2015	2016
Page Mill Hill, San Francisco Bay Area, CA	—	—	131,402	11,133	—	142,535	142,535	(37,372)	1975/2020	2016
Harlow, Los Angeles, CA	—	7,455	—	85,378	7,455	85,378	92,833	(11,366)	2020	2017
Ferry Building, San Francisco Bay Area, CA(4)	—	—	268,292	56,468	—	324,760	324,760	(59,594)	1898/2003	2018
1918 Eighth, Greater Seattle, WA	314,300	38,477	545,773	31,758	38,477	577,531	616,008	(76,779)	2009	2020
5th & Bell, Greater Seattle, WA	—	20,866	82,072	17,148	20,866	99,220	120,086	(14,468)	2002	2021
Washington 1000, Greater Seattle, WA	—	59,980	11,053	222,948	59,980	234,001	293,981	—	Under development	2022
Studio
5801 Bobby Foster Road, Albuquerque, NM	—	2,189	6,268	415	2,189	6,683	8,872	(565)	2008	2022
Sunset Gower Studios, Los Angeles, CA(3)	—	101,477	64,697	83,919	101,477	148,616	250,093	(50,302)	Various	2007 2011 2012
Sunset Bronson Studios, Los Angeles, CA(3)	—	67,092	32,374	52,098	67,092	84,472	151,564	(38,289)	Various	2008
Sunset Las Palmas Studios, Los Angeles, CA(3)	—	134,488	104,392	67,604	134,488	171,996	306,484	(32,472)	Various	2017 2018
Sunset Glenoaks Studios, Los Angeles, CA(5)	99,600	28,675	—	201,090	28,675	201,090	229,765	(829)	2024	2021
Various(6)	—	—	—	51,961	—	51,961	51,961	(11,897)	N/A	2022
TOTAL	$1,782,900	$1,249,014	$4,683,638	$2,456,429	$1,243,316	$7,145,765	$8,389,081	$(1,874,306)
_____________
1.Consists of capital expenditures and real estate development costs, write-offs due to disposals and impairment charges.
2.The Company computes depreciation using the straight-line method over the estimated useful lives over the shorter of the ground lease term or 39 years for building and improvements, 15 years for land improvements and over the shorter of the asset life or lease term for tenant and leasehold improvements.
3.These properties are encumbered by a $1.1 billion mortgage loan. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 10 to the Consolidated Financial Statements-Debt” for additional information on secured debt.
4.This property is encumbered by a $66.1 million debt due to our joint venture partner. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 10 to the Consolidated Financial Statements-Debt” for additional information on joint venture partner debt.
5.This property was consolidated as of December 31, 2024 and unconsolidated as of December 31, 2023.
6.Represents leasehold improvements capitalized in connection with the Company’s leasehold interests in 24 sound stages.

The aggregate gross cost of property included above for federal income tax purposes approximated $8.8 billion, unaudited as of December 31, 2024.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2022 to December 31, 2024:

	Year Ended December 31,
	2024	2023	2022
Total investment in real estate, beginning of year	$8,212,896	$8,716,572	$8,361,477
Additions during period:
Asset acquisitions	—	—	101,653
Business acquisitions	—	—	47,741
Improvements, capitalized costs(1)	374,764	353,544	553,327
Total additions during period	374,764	353,544	702,721
Deductions during period
Disposals (fully depreciated assets and early terminations)	(124,575)	(67,177)	(51,812)
Impairment loss	(39,875)	(48,480)	(17,636)
Cost of property sold	(34,129)	(741,563)	(171,646)
Total deductions during period	(198,579)	(857,220)	(241,094)

Ending balance, before reclassification to assets associated with real estate held for sale	8,389,081	8,212,896	8,823,104
Reclassification to assets associated with real estate held for sale	(155,795)	—	(106,532)
TOTAL INVESTMENT IN REAL ESTATE, END OF YEAR	$8,233,286	$8,212,896	$8,716,572

Total accumulated depreciation, beginning of year	$(1,728,437)	$(1,541,271)	$(1,283,774)
Additions during period:
Depreciation of real estate	(284,273)	(340,019)	(368,376)
Total additions during period	(284,273)	(340,019)	(368,376)
Deductions during period:
Deletions	124,575	66,122	55,939
Write-offs due to sale	13,829	86,731	40,556
Total deductions during period	138,404	152,853	96,495

Ending balance, before reclassification to assets associated with real estate held for sale	(1,874,306)	(1,728,437)	(1,555,655)
Reclassification to assets associated with real estate held for sale	83,198	—	14,384
TOTAL ACCUMULATED DEPRECIATION, END OF YEAR	$(1,791,108)	$(1,728,437)	$(1,541,271)
_____________
1.Sunset Glenoaks Studios was consolidated as of December 31, 2024 and unconsolidated as of December 31, 2023 and 2022. $187,772 of the additions during 2024 is related to its initial consolidation.