Form 10-Q
period 2025-03-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2025-05-08
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at May 8, 2025 was 141,392,410.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2025 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2025, Hudson Pacific Properties, Inc. owned approximately 93.5% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 6.5% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Investment in real estate, at cost	$8,189,293	$8,233,286
Accumulated depreciation and amortization	(1,832,840)	(1,791,108)
Investment in real estate, net	6,356,453	6,442,178
Non-real estate property, plant and equipment, net	128,365	127,067
Cash and cash equivalents	86,474	63,256
Restricted cash	47,452	35,921
Accounts receivable, net	11,448	14,505
Straight-line rent receivables, net	200,076	199,748
Deferred leasing costs and intangible assets, net	318,254	327,514
Operating lease right-of-use assets	353,722	370,826
Prepaid expenses and other assets, net	85,857	90,114
Investment in unconsolidated real estate entities	227,856	221,468
Goodwill	156,529	156,529
Assets associated with real estate held for sale	25,905	83,113
TOTAL ASSETS	$7,998,391	$8,132,239

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$4,178,343	$4,176,844
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	192,980	193,861
Operating lease liabilities	369,484	380,004
Intangible liabilities, net	20,807	21,838
Security deposits, prepaid rent and other	74,975	84,708
Liabilities associated with real estate held for sale	510	31,117
Total liabilities	4,903,235	4,954,508

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	8,394	9,815
Redeemable non-controlling interest in consolidated real estate entities	48,377	49,279

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at March 31, 2025 and December 31, 2024	425,000	425,000
Common stock, $0.01 par value, 481,600,000 authorized, 141,392,410 and 141,279,102 shares outstanding at March 31, 2025 and December 31, 2024, respectively	1,403	1,403
Additional paid-in capital	2,362,920	2,437,484
Accumulated other comprehensive loss	(7,074)	(8,417)
Total Hudson Pacific Properties, Inc. stockholders’ equity	2,782,249	2,855,470
Non-controlling interest—members in consolidated real estate entities	160,212	169,452
Non-controlling interest—units in the operating partnership	95,924	93,715
Total equity	3,038,385	3,118,637
TOTAL LIABILITIES AND EQUITY	$7,998,391	$8,132,239

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2025	2024
REVENUES
Office
Rental revenues	$158,393	$171,427
Service and other revenues	6,818	3,648
Total office revenues	165,211	175,075
Studio
Rental revenues	13,652	13,600
Service and other revenues	19,596	25,348
Total studio revenues	33,248	38,948
Total revenues	198,459	214,023
OPERATING EXPENSES
Office operating expenses	72,277	72,947
Studio operating expenses	40,981	37,109
General and administrative	18,483	19,710
Depreciation and amortization	93,085	91,854
Total operating expenses	224,826	221,620
OTHER EXPENSES
Loss from unconsolidated real estate entities	(1,254)	(743)
Fee income	1,359	1,125
Interest expense	(43,505)	(44,089)
Interest income	435	854
Management services reimbursement income—unconsolidated real estate entities	975	1,156
Management services expense—unconsolidated real estate entities	(975)	(1,156)
Transaction-related expenses	—	(2,150)
Unrealized loss on non-real estate investments	(449)	(898)
Loss on extinguishment of debt	(1,858)	—
Gain on sale of real estate, net	10,023	—
Impairment loss	(18,476)	—
Other income	8	143
Total other expenses	(53,717)	(45,758)
Loss before income tax provision	(80,084)	(53,355)
Income tax provision	(194)	—
Net loss	(80,278)	(53,355)
Net income attributable to Series A preferred units	(146)	(153)
Net income attributable to Series C preferred shares	(5,047)	(5,047)
Net income attributable to participating securities	—	(202)
Net loss attributable to non-controlling interest in consolidated real estate entities	7,467	4,169
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	902	1,157
Net loss attributable to common units in the operating partnership	2,394	1,229
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(74,708)	$(52,202)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(0.53)	$(0.37)
Net loss attributable to common stockholders—diluted	$(0.53)	$(0.37)
Weighted average shares of common stock outstanding—basic	141,386,505	141,122,337
Weighted average shares of common stock outstanding—diluted	141,386,505	141,122,337

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(80,278)	$(53,355)
Currency translation adjustments	3,539	(2,685)
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(1,009)	8,770
Reclassification adjustment for realized gains	(1,066)	(2,547)
Total net unrealized (losses) gains on derivative instruments	(2,075)	6,223
Total other comprehensive income	1,464	3,538
Comprehensive loss	(78,814)	(49,817)
Comprehensive income attributable to Series A preferred units	(146)	(153)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,047)
Comprehensive income attributable to participating securities	—	(202)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	7,440	4,014
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	902	1,157
Comprehensive loss attributable to non-controlling interest in the operating partnership	2,300	1,066
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(73,365)	$(48,982)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2025
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2024	$425,000	141,279,102	$1,403	$2,437,484	$—	$(8,417)	$93,715	$169,452	$3,118,637
Contributions	—	—	—	—	—	—	—	2,989	2,989
Distributions	—	—	—	—	—	—	—	(4,789)	(4,789)
Issuance of unrestricted stock	—	177,980	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(64,672)	(1)	(194)	—	—	—	—	(195)
Declared dividend	(5,047)	—	—	(74,794)	74,708	—	(267)	—	(5,400)
Amortization of share/unit-based compensation	—	—	—	425	—	—	4,776	—	5,201
Net income (loss)	5,047	—	—	—	(74,708)	—	(2,394)	(7,467)	(79,522)
Other comprehensive income	—	—	—	—	—	1,343	94	27	1,464
Balance, March 31, 2025	$425,000	141,392,410	$1,403	$2,362,920	$—	$(7,074)	$95,924	$160,212	$3,038,385

Balance, December 31, 2023	$425,000	141,034,806	$1,403	$2,651,798	$—	$(187)	$80,719	$335,439	$3,494,172
Contributions	—	—	—	—	—	—	—	4,704	4,704
Distributions	—	—	—	—	—	—	—	(14,085)	(14,085)
Purchase of non-controlling interest	—	—	—	160,581	—	—	—	(201,518)	(40,937)
Issuance of unrestricted stock	—	175,245	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(72,157)	(1)	(494)	—	—	—	—	(495)
Declared dividend	(5,047)	—	—	(59,220)	52,000	—	(649)	—	(12,916)
Amortization of share/unit-based compensation	—	—	—	843	—	—	6,091	—	6,934
Net income (loss)	5,047	—	—	—	(52,000)	—	(1,229)	(4,169)	(52,351)
Other comprehensive income	—	—	—	—	—	3,220	163	155	3,538
Redemption of operating partnership units	—	6,698	—	133	—	—	(133)	—	—
Balance, March 31, 2024	$425,000	141,144,592	$1,403	$2,753,640	$—	$3,033	$84,962	$120,526	$3,388,564

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,278)	$(53,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	93,085	91,854
Non-cash interest expense	4,458	1,915
Amortization of share/unit-based compensation	5,140	6,567
Straight-line rents	(92)	3,102
Straight-line rent expense	731	1,033
Amortization of above- and below-market leases, net	(866)	(1,421)
Amortization of above- and below-market ground leases, net	651	662
Amortization of lease incentive costs	667	139
Loss from unconsolidated real estate entities	1,254	743
Unrealized loss on non-real estate investments	449	898
Loss on extinguishment of debt	1,858	—
Gain on sale of real estate, net	(10,023)	—
Impairment loss	18,476	—
Deferred tax benefit	(7)	(8)
Change in operating assets and liabilities:
Accounts receivable	2,989	596
Deferred leasing costs and lease intangibles	(12,307)	(3,925)
Prepaid expenses and other assets	895	7,675
Accounts payable, accrued liabilities and other	14,700	10,340
Security deposits, prepaid rent and other	(11,244)	(1,687)
Net cash provided by operating activities	30,536	65,128
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	63,233	—
Additions to investment in real estate	(37,140)	(44,805)
Contributions to non-real estate investments	(1,303)	(547)
Distributions from unconsolidated real estate entities	378	—
Contributions to unconsolidated real estate entities	(4,487)	(20,933)
Additions to non-real estate property, plant and equipment	(4,736)	(5,075)
Net cash provided by (used in) investing activities	15,945	(71,360)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	494,000	98,000
Payments of unsecured and secured debt	(484,705)	(10,000)
Payments of loan costs	(12,065)	—
Redemption of series A preferred units	(1,421)	—
Dividends paid to common stock and unitholders	(353)	(7,869)
Dividends paid to preferred stock and unitholders	(5,193)	(5,200)
Distributions to redeemable non-controlling members in consolidated real estate entities	—	(3,917)
Contributions from non-controlling members in consolidated real estate entities	2,989	4,704
Distributions to non-controlling members in consolidated real estate entities	(4,789)	(14,085)
Purchase of non-controlling interest	—	(40,937)
Payments to satisfy tax withholding obligations	(195)	(48)
Net cash (used in) provided by financing activities	(11,732)	20,648
Net increase in cash and cash equivalents and restricted cash	34,749	14,416
Cash and cash equivalents and restricted cash—beginning of period	99,177	119,156
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$133,926	$133,572

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.             FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Investment in real estate, at cost	$8,189,293	$8,233,286
Accumulated depreciation and amortization	(1,832,840)	(1,791,108)
Investment in real estate, net	6,356,453	6,442,178
Non-real estate property, plant and equipment, net	128,365	127,067
Cash and cash equivalents	86,474	63,256
Restricted cash	47,452	35,921
Accounts receivable, net	11,448	14,505
Straight-line rent receivables, net	200,076	199,748
Deferred leasing costs and intangible assets, net	318,254	327,514
Operating lease right-of-use assets	353,722	370,826
Prepaid expenses and other assets, net	85,857	90,114
Investment in unconsolidated real estate entities	227,856	221,468
Goodwill	156,529	156,529
Assets associated with real estate held for sale	25,905	83,113
TOTAL ASSETS	$7,998,391	$8,132,239

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$4,178,343	$4,176,844
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	192,980	193,861
Operating lease liabilities	369,484	380,004
Intangible liabilities, net	20,807	21,838
Security deposits, prepaid rent and other	74,975	84,708
Liabilities associated with real estate held for sale	510	31,117
Total liabilities	4,903,235	4,954,508

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	8,394	9,815
Redeemable non-controlling interest in consolidated real estate entities	48,377	49,279

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at March 31, 2025 and December 31, 2024	425,000	425,000
Common units, 146,465,291 and 145,075,448 outstanding at March 31, 2025 and December 31, 2024, respectively	2,460,449	2,532,898
Accumulated other comprehensive loss	(7,276)	(8,713)
Total Hudson Pacific Properties, L.P. partners’ capital	2,878,173	2,949,185
Non-controlling interest—members in consolidated real estate entities	160,212	169,452
Total capital	3,038,385	3,118,637
TOTAL LIABILITIES AND CAPITAL	$7,998,391	$8,132,239

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended March 31,
	2025	2024
REVENUES
Office
Rental revenues	$158,393	$171,427
Service and other revenues	6,818	3,648
Total office revenues	165,211	175,075
Studio
Rental revenues	13,652	13,600
Service and other revenues	19,596	25,348
Total studio revenues	33,248	38,948
Total revenues	198,459	214,023
OPERATING EXPENSES
Office operating expenses	72,277	72,947
Studio operating expenses	40,981	37,109
General and administrative	18,483	19,710
Depreciation and amortization	93,085	91,854
Total operating expenses	224,826	221,620
OTHER EXPENSES
Loss from unconsolidated real estate entities	(1,254)	(743)
Fee income	1,359	1,125
Interest expense	(43,505)	(44,089)
Interest income	435	854
Management services reimbursement income—unconsolidated real estate entities	975	1,156
Management services expense—unconsolidated real estate entities	(975)	(1,156)
Transaction-related expenses	—	(2,150)
Unrealized loss on non-real estate investments	(449)	(898)
Loss on extinguishment of debt	(1,858)	—
Gain on sale of real estate, net	10,023	—
Impairment loss	(18,476)	—
Other income	8	143
Total other expenses	(53,717)	(45,758)
Loss before income tax provision	(80,084)	(53,355)
Income tax provision	(194)	—
Net loss	(80,278)	(53,355)
Net loss attributable to non-controlling interest in consolidated real estate entities	7,467	4,169
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	902	1,157
Net loss attributable to Hudson Pacific Properties, L.P.	(71,909)	(48,029)
Net income attributable to Series A preferred units	(146)	(153)
Net income attributable to Series C preferred units	(5,047)	(5,047)
Net income attributable to participating securities	—	(202)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(77,102)	$(53,431)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(0.53)	$(0.37)
Net loss attributable to common unitholders—diluted	$(0.53)	$(0.37)
Weighted average shares of common units outstanding—basic	146,418,063	144,488,174
Weighted average shares of common units outstanding—diluted	146,418,063	144,488,174

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(80,278)	$(53,355)
Currency translation adjustments	3,539	(2,685)
Net unrealized (losses) gains on derivative instruments:
Unrealized (losses) gains	(1,009)	8,770
Reclassification adjustment for realized gains	(1,066)	(2,547)
Total net unrealized (losses) gains on derivative instruments	(2,075)	6,223
Total other comprehensive loss	1,464	3,538
Comprehensive loss	(78,814)	(49,817)
Comprehensive income attributable to Series A preferred units	(146)	(153)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,047)
Comprehensive income attributable to participating securities	—	(202)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	7,440	4,014
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	902	1,157
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(75,665)	$(50,048)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three months ended March 31, 2025
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital		Total Capital
Balance, December 31, 2024	$425,000	145,075,448	$2,532,898	$(8,713)	$2,949,185	$169,452	$3,118,637
Contributions	—	—	—	—	—	2,989	2,989
Distributions	—	—	—	—	—	(4,789)	(4,789)
Issuance of unrestricted units	—	1,454,515	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(64,672)	(195)	—	(195)	—	(195)
Declared distributions	(5,047)	—	(353)	—	(5,400)	—	(5,400)
Amortization of unit-based compensation	—	—	5,201	—	5,201	—	5,201
Net income (loss)	5,047	—	(77,102)	—	(72,055)	(7,467)	(79,522)
Other comprehensive income	—	—	—	1,437	1,437	27	1,464
Balance, March 31, 2025	$425,000	146,465,291	$2,460,449	$(7,276)	$2,878,173	$160,212	$3,038,385

Balance, December 31, 2023	$425,000	143,845,239	$2,733,795	$(62)	$3,158,733	$335,439	$3,494,172
Contributions	—	—	—	—	—	4,704	4,704
Distributions	—	—	—	—	—	(14,085)	(14,085)
Purchase of non-controlling interest	—	—	160,581	—	160,581	(201,518)	(40,937)
Issuance of unrestricted units	—	1,049,337	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(72,157)	(495)	—	(495)	—	(495)
Declared distributions	(5,047)	—	(7,869)	—	(12,916)	—	(12,916)
Amortization of unit-based compensation	—	—	6,934	—	6,934	—	6,934
Net income (loss)	5,047	—	(53,229)	—	(48,182)	(4,169)	(52,351)
Other comprehensive income	—	—	—	3,383	3,383	155	3,538
Balance, March 31, 2024	$425,000	144,822,419	$2,839,717	$3,321	$3,268,038	$120,526	$3,388,564

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,278)	$(53,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	93,085	91,854
Non-cash interest expense	4,458	1,915
Amortization of unit-based compensation	5,140	6,567
Straight-line rents	(92)	3,102
Straight-line rent expenses	731	1,033
Amortization of above- and below-market leases, net	(866)	(1,421)
Amortization of above- and below-market ground leases, net	651	662
Amortization of lease incentive costs	667	139
Loss from unconsolidated real estate entities	1,254	743
Unrealized loss on non-real estate investments	449	898
Loss on extinguishment of debt	1,858	—
Gain on sale of real estate, net	(10,023)	—
Impairment loss	18,476	—
Deferred tax benefit	(7)	(8)
Change in operating assets and liabilities:
Accounts receivable	2,989	596
Deferred leasing costs and lease intangibles	(12,307)	(3,925)
Prepaid expenses and other assets	895	7,675
Accounts payable, accrued liabilities and other	14,700	10,340
Security deposits, prepaid rent and other	(11,244)	(1,687)
Net cash provided by operating activities	30,536	65,128
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	63,233	—
Additions to investment in real estate	(37,140)	(44,805)
Contributions to non-real estate investments	(1,303)	(547)
Distributions from unconsolidated real estate entities	378	—
Contributions to unconsolidated real estate entities	(4,487)	(20,933)
Additions to non-real estate property, plant and equipment	(4,736)	(5,075)
Net cash provided by (used in) investing activities	15,945	(71,360)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	494,000	98,000
Payments of unsecured and secured debt	(484,705)	(10,000)
Payments of loan costs	(12,065)	—
Redemption of series A preferred units	(1,421)	—
Distributions paid to common unitholders	(353)	(7,869)
Distributions paid to preferred unitholders	(5,193)	(5,200)
Distributions to redeemable non-controlling members in consolidated real estate entities	—	(3,917)
Contributions from non-controlling members in consolidated real estate entities	2,989	4,704
Distributions to non-controlling members in consolidated real estate entities	(4,789)	(14,085)
Purchase of non-controlling interest	—	(40,937)
Payments to satisfy tax withholding obligations	(195)	(48)
Net cash (used in) provided by financing activities	(11,732)	20,648
Net increase in cash and cash equivalents and restricted cash	34,749	14,416
Cash and cash equivalents and restricted cash—beginning of period	99,177	119,156
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$133,926	$133,572

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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of March 31, 2025:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	42	12,803,718
Studio	4	1,471,268
Future development	5	1,616,242
Total consolidated portfolio	51	15,891,228
Unconsolidated portfolio(1)
Office(2)	1	1,536,795
Studio(3)	1	232,000
Future development(4)	2	1,617,347
Total unconsolidated portfolio	4	3,386,142
TOTAL	55	19,277,370
__________________
1.The Company owns 20% of the unconsolidated joint venture entity that owns the Bentall Centre property, 35% of the unconsolidated joint venture entity that owns Sunset Waltham Cross Studios and approximately 26% of the unconsolidated joint venture entity that owns Sunset Pier 94 Studios. The square footage shown above represents 100% of the properties.
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

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the 2024 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and the notes thereto.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
As of March 31, 2025, the Company has determined that its operating partnership and 19 joint ventures met the definition of a VIE. 13 of these joint ventures are consolidated and six are unconsolidated.

Consolidated Joint Ventures

As of March 31, 2025, the operating partnership has determined that 13 of its joint ventures met the definition of a VIE and are consolidated:

Entity	Property	Ownership Interest
Hudson 1099 Stewart, L.P.	Hill7	55.0%
Hudson One Ferry REIT, L.P.	Ferry Building	55.0%
Sunset Bronson Entertainment Properties, LLC	Sunset Bronson Studios, ICON, CUE	51.0%
Sunset Gower Entertainment Properties, LLC	Sunset Gower Studios	51.0%
Sunset 1440 North Gower Street, LLC	Sunset Gower Studios	51.0%
Sunset Las Palmas Entertainment Properties, LLC	Sunset Las Palmas Studios, Harlow	51.0%
Sunset Services Holdings, LLC	None(1)	51.0%
Sunset Studios Holdings, LLC	EPIC	51.0%
Hudson Media and Entertainment Management, LLC	None(2)	51.0%
Hudson 6040 Sunset, LLC	6040 Sunset	51.0%
Sun Valley Peoria, LLC	Sunset Glenoaks Studios	50.0%
Sun Valley Services, LLC	None(3)	50.0%
Hudson 1918 Eighth, L.P.	1918 Eighth	55.0%
__________________
1.Sunset Services Holdings, LLC is the taxable REIT subsidiary (“TRS”) which wholly owns Services Holdings, LLC, which owns 100% interests in Sunset Bronson Services, LLC, Sunset Gower Services, LLC and Sunset Las Palmas Services, LLC, which are the TRS subsidiaries related to Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios, respectively.
2.Hudson Media and Entertainment Management, LLC manages the following properties: Sunset Gower Studios, Sunset Bronson Studios, Sunset Las Palmas Studios, 6040 Sunset, ICON, CUE, EPIC and Harlow (collectively “Hollywood Media Portfolio”), as well as Sunset Glenoaks Studios.
3.Sun Valley Services, LLC is the TRS related to Sunset Glenoaks Studios.

As of March 31, 2025 and December 31, 2024, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of March 31, 2025, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. Refer to Note 5 for further details regarding our investments in unconsolidated joint ventures.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Revenue from Contracts with Customers

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Ancillary revenues	$18,556	$24,200
Other revenues	$7,354	$4,354
Studio-related tenant recoveries	$504	$442
Management fee income	$1,359	$1,125
Management services reimbursement income	$975	$1,156

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	March 31, 2025	December 31, 2024
Ancillary revenues	$2,963	$4,834
Other revenues	$965	$1,107

Goodwill

As of March 31, 2025 and December 31, 2024, the carrying value of goodwill was $156.5 million. Goodwill was not impaired during the three months ended March 31, 2025 and 2024.

Recently Issued Accounting Pronouncements

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

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	March 31, 2025	December 31, 2024
Land	$1,225,230	$1,235,974
Building and improvements	6,078,260	6,101,787
Tenant improvements	727,967	728,186
Furniture and fixtures	5,807	5,895
Property under development	152,029	161,444
INVESTMENT IN REAL ESTATE, AT COST	$8,189,293	$8,233,286

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the three months ended March 31, 2025.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Dispositions of Real Estate

The following table summarizes information on dispositions completed during the three months ended March 31, 2025. These properties were considered non-strategic to the Company’s portfolio:

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)	(Loss) Gain on Sale(2) (in millions)
Maxwell	Office	1/22/2025	102,963	$46.0	$(2.2)
Foothill Research Center	Office	3/4/2025	195,121	$23.0	$12.2
__________________
1.Represents gross sales price before certain credits, prorations and closing costs.
2.Included within gain on sale of real estate, net on the Consolidated Statement of Operations.

Held for Sale

As of March 31, 2025, the Company classified its 138,354 square-foot (unaudited) 625 Second office property as held for sale. The property was identified as non-strategic to the Company’s portfolio. The following table summarizes the components of assets and liabilities associated with real estate held for sale as of March 31, 2025:

Investment in real estate, net	$25,608
Straight-line rent receivables, net	165
Deferred leasing costs and intangible assets, net	125
Prepaid expenses and other assets, net	7
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$25,905

LIABILITIES
Accounts payable, accrued liabilities and other	$355
Security deposits and prepaid rent	155
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$510

Impairment of Long-Lived Assets

During the three months ended March 31, 2025, the Company recorded an impairment charge of $18.4 million related to the real estate assets of its 625 Second office property. The impairment charge reflects a shortened expected holding period for the property and a reduction in the carrying value of the property to its estimated fair value based on the contractual sales price, which is considered a Level 2 measurement. The impairment charge is recorded within impairment loss on the Consolidated Statement of Operations.

The Company had no impairments of real estate during the three months ended March 31, 2024.

4. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	March 31, 2025	December 31, 2024
Trailers	$79,908	$77,903
Production equipment	43,167	42,954
Trucks and other vehicles	22,017	22,035
Leasehold improvements	23,565	21,792
Furniture, fixtures and equipment	2,387	2,454
Other equipment	17,143	14,912
Non-real estate property, plant and equipment, at cost	188,187	182,050
Accumulated depreciation	(59,822)	(54,983)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$128,365	$127,067

The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the three months ended March 31, 2025 and 2024.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

5. Investment in Unconsolidated Real Estate Entities

The following table summarizes the Company’s investments in unconsolidated joint ventures:

Property	Property Type	Submarket	Ownership Interest	Functional Currency
Sunset Waltham Cross Studios	Future Development	Broxbourne, United Kingdom	35%	Pound sterling	(1)
Bentall Centre	Operating Property	Downtown Vancouver	20%	Canadian dollar	(2)(3)
Sunset Pier 94 Studios	Development	Manhattan	51%	U.S. dollar	(3)(4)
__________________
1.The Company owns 35% of the ownership interests in each of the joint venture entities that own the Sunset Waltham Cross Studios development and the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity.
2.The Company serves as the operating member of this joint venture.
3.The Company has provided recourse carve-out guarantees on the joint ventures’ outstanding indebtedness in the amount of $90.2 million at Bentall Centre and $15.4 million at Sunset Pier 94 Studios, respectively. The likelihood of loss relating to the guarantees is remote as of March 31, 2025.
4.The Company owns 51% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns the Sunset Pier 94 Studios development. The Company’s resulting economic interest in the development is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a completion guarantee, recourse guarantee and guarantee of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of March 31, 2025.

The Company’s maximum exposure related to its unconsolidated joint ventures is limited to its investment and the guarantees provided in relation to the joint ventures’ indebtedness. The Company’s investments in foreign real estate entities are subject to foreign currency fluctuation risk. Such investments are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. The Company’s share of the gain or loss from foreign unconsolidated real estate entities is translated using the monthly-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive loss as a separate component of total equity and are excluded from net loss.

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.4 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	March 31, 2025	December 31, 2024
ASSETS
Investment in real estate, net	$1,103,075	$1,089,951
Other assets	41,270	41,177
TOTAL ASSETS	$1,144,345	$1,131,128

LIABILITIES
Secured debt, net	$448,341	$447,581
Other liabilities	51,602	49,115
TOTAL LIABILITIES	499,943	496,696

Company’s capital(1)	197,450	193,732
Partners’ capital	446,952	440,700
TOTAL CAPITAL	644,402	634,432

TOTAL LIABILITIES AND CAPITAL	$1,144,345	$1,131,128
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended March 31,
	2025	2024
TOTAL REVENUES	$15,680	$17,278

TOTAL EXPENSES	21,697	21,753

NET LOSS	$(6,017)	$(4,475)

6. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	March 31, 2025	December 31, 2024
Deferred leasing costs and in-place lease intangibles	$243,299	$244,463
Accumulated amortization	(119,954)	(116,868)
Deferred leasing costs and in-place lease intangibles, net	123,345	127,595
Lease incentives	36,098	34,352
Accumulated amortization	(1,827)	(1,203)
Lease incentives, net	34,271	33,149
Below-market ground leases	74,930	74,930
Accumulated amortization	(22,266)	(21,626)
Below-market ground leases, net	52,664	53,304
Above-market leases	301	636
Accumulated amortization	(277)	(437)
Above-market leases, net	24	199
Customer relationships	97,900	97,900
Accumulated amortization	(43,884)	(40,380)
Customer relationships, net	54,016	57,520
Non-competition agreements	5,300	8,200
Accumulated amortization	(3,839)	(4,926)
Non-competition agreements, net	1,461	3,274
Trade name	37,200	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$318,254	$327,514

Below-market leases	$40,290	$40,535
Accumulated amortization	(19,483)	(18,697)
INTANGIBLE LIABILITIES, NET	$20,807	$21,838

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended March 31,
	2025	2024
Deferred leasing costs and in-place lease intangibles(1)	$(8,848)	$(7,772)
Lease incentives(2)	$(624)	$—
Below-market ground leases(3)	$(651)	$(673)
Above-market leases(2)	$(165)	$(13)
Customer relationships(1)	$(3,503)	$(3,504)
Non-competition agreements(1)	$(1,814)	$(412)
Below-market leases(2)	$1,031	$1,407
Above-market ground leases(3)	$—	$11
__________________
1.Amortization is recorded in depreciation and amortization expenses on the Consolidated Statements of Operations.
2.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.
3.Amortization is recorded in office and studio operating expenses on the Consolidated Statements of Operations.

During the three months ended March 31, 2025, the Company recorded $0.1 million of impairment charges related to the deferred leasing costs and intangible assets of the 625 Second office property. See Note 3 for details. The impairment charges are recorded within impairment loss on the Consolidated Statement of Operations.

7. Accounts Receivable

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to receivables are discussed in the Company’s 2024 Annual Report on Form 10-K.

Accounts Receivable

As of March 31, 2025, accounts receivable was $11.8 million and there was a $0.3 million allowance for doubtful accounts. As of December 31, 2024, accounts receivable was $15.0 million and there was a $0.5 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of March 31, 2025, straight-line rent receivables was $200.1 million and there was no allowance for doubtful accounts. As of December 31, 2024, straight-line rent receivables was $199.7 million and there was no allowance for doubtful accounts.

8. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	March 31, 2025	December 31, 2024
Non-real estate investments	$48,227	$50,373
Deferred tax assets	15	8
Interest rate derivative assets	3,093	4,325
Prepaid insurance	2,030	10,074
Deferred financing costs, net	2,567	2,165
Prepaid property tax	1,064	2,129
Other	28,861	21,040
PREPAID EXPENSES AND OTHER ASSETS, NET	$85,857	$90,114

Non-Real Estate Investments

The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. During the three

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
months ended March 31, 2025 and 2024, the Company recognized unrealized losses of $0.4 million and $0.9 million, respectively, on its non-real estate investments due to the changes in fair value.

9. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	March 31, 2025	December 31, 2024	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)(5)	$23,000	$320,000	SOFR + 1.15% to 1.60%	12/21/2026	(6)
Series B notes(7)	259,000	259,000	4.69%	12/16/2025
Series C notes(7)	56,000	56,000	4.79%	12/16/2027
Series D notes(7)	150,000	150,000	3.98%	7/6/2026
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(8)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	2,138,000	2,435,000

Secured debt
Hollywood Media Portfolio CMBS	1,100,000	1,100,000	SOFR + 1.10%	8/9/2026	(9)
Acquired Hollywood Media Portfolio CMBS debt	(30,233)	(30,233)	SOFR + 2.11%	8/9/2026	(9)
Hollywood Media Portfolio CMBS, net(10)(11)	1,069,767	1,069,767
Element LA	—	168,000	4.59%	11/6/2025
1918 Eighth(12)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(13)	101,000	101,000	3.38%	11/6/2028
Sunset Glenoaks Studios(14)	100,600	99,600	SOFR + 3.10%	1/9/2027	(15)
Office Portfolio CMBS(16)(17)	475,000	—	SOFR + 3.76%	4/9/2030	(18)
Total secured debt	2,060,667	1,752,667
Total unsecured and secured debt	4,198,667	4,187,667
Unamortized deferred financing costs/loan discounts(19)	(20,324)	(10,823)
TOTAL UNSECURED AND SECURED DEBT, NET	$4,178,343	$4,176,844

JOINT VENTURE PARTNER DEBT(20)	$66,136	$66,136	4.50%	10/9/2032	(21)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2025, which may be different than the interest rates as of December 31, 2024 for the corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of March 31, 2025, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.35%.
4.The Company has a total capacity of $775.0 million available under its unsecured revolving credit facility, up to $193.8 million of which can be used for borrowings in pounds sterling or Canadian dollars. Subject to the satisfaction of certain conditions and lender commitments, the operating partnership may increase the commitments held under the Fourth Amended and Restated Credit Agreement up to a total of $2.0 billion either in the form of an increase to an existing unsecured revolving credit facility or a new loan, including a term loan.
5.Subsequent to March 31, 2025, the Company made a net borrowing of $507.0 million on the unsecured revolving credit facility.
6.Includes the option to extend the initial maturity date of December 21, 2025 twice for an additional six-month term each at the sole discretion of the Company.
7.Subsequent to March 31, 2025, the Company tendered for the full repayment of this note.
8.An amount equal to the net proceeds from the 5.95% registered senior notes has been allocated to new or existing eligible green projects.
9.Includes the option to extend the initial maturity date of August 9, 2023 three times for an additional one-year term each at the sole discretion of the Company. The first and second extension options were executed on August 9, 2023 and June 13, 2024, respectively.
10.The Company purchased bonds comprising the loan in the amount of $30.2 million.
11.The floating interest rate on $539.0 million of principal has been capped at 6.01% through the use of an interest rate cap. The floating interest rate on $351.2 million of principal is effectively fixed at 3.31% through the use of an interest rate swap. The floating interest rate on $179.6 million of principal is effectively fixed at 4.13% through the use of an interest rate swap.
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
14.This loan has a total capacity of $100.6 million and an initial interest rate of SOFR + 3.10% per annum until the construction at Sunset Glenoaks Studios is complete and certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The floating interest rate on the full principal amount has been effectively capped at 4.50% through the use of an interest rate cap.
15.Includes the option to extend the initial maturity date of January 9, 2025 twice for an additional one-year term each permitting certain financial covenants are met. The first extension option was executed on October 30, 2024.
16.This loan is secured by six office properties: Element LA, 11601 Wilshire, 5th & Bell, 450 Alaskan, 1740 Technology and 275 Brannan (collectively “Office Portfolio CMBS”).
17.The loan requires monthly payments of principal and interest.
18.Includes the option to extend the initial maturity date of April 9, 2027 three times for an additional one-year term each permitting certain financial and other covenants are met.
19.Excludes deferred financing costs related to the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. Refer to Note 8 for details.
20.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property.
21.Includes the option to extend the initial maturity date of October 9, 2028 twice for an additional two-year term each permitting certain financial covenants are met.

Current Year Activity

During the three months ended March 31, 2025, there were $297.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

During the three months ended March 31, 2025, the Company secured the Office Portfolio CMBS loan (a commercial mortgage-backed securities loan) with an aggregate principal amount of $475.0 million. This loan is secured by six office properties. The Company used the proceeds from the loan to repay $259.0 million on its unsecured revolving credit facility and to repay the $168.0 million loan secured by the Element LA property. The early repayment of the Element LA loan resulted in a $1.9 million loss on extinguishment of debt on the Consolidated Statement of Operations. Subsequent to March 31, 2025, the Company entered into an interest rate swap agreement to fix SOFR at a rate of 3.4075% on $250.0 million and an interest rate cap agreement to cap SOFR at a rate of 3.35% on $224.2 million of the Office Portfolio CMBS loan

During the three months ended March 31, 2025, the Company amended its unsecured revolving credit facility agreement to adjust certain definitions and covenant calculations beginning with the period ending December 31, 2024. The amendment also resulted in a decrease in the total capacity from $900.0 million to $775.0 million.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of March 31, 2025:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2025	$573,300	$—
2026	1,242,767	—
2027	556,600	—
2028	451,000	—
2029	500,000	—
Thereafter	875,000	66,136
TOTAL	$4,198,667	$66,136

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

The following table summarizes existing covenants and their covenant levels as of March 31, 2025 related to our unsecured revolving credit facility and term loans:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 65%	46.9%
Unsecured indebtedness to unencumbered asset value	≤ 65%	41.7%
Adjusted EBITDA to fixed charges	≥ 1.4x	1.7x
Secured indebtedness to total asset value	≤ 45%	23.7%
Unencumbered NOI to unsecured interest expense	≥ 1.75x	2.0x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of March 31, 2025:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	45.9%
Total unencumbered assets to unsecured debt	≥ 150%	247.2%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	1.7x
Secured debt to total assets	≤ 45%	23.1%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of March 31, 2025.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of March 31, 2025.

Interest Expense

The following table represents a reconciliation from gross interest expense to interest expense on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
Gross interest expense(1)	$49,127	$50,656
Capitalized interest	(10,080)	(8,482)
Non-cash interest expense(2)	4,458	1,915
INTEREST EXPENSE	$43,505	$44,089
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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of March 31, 2025 and December 31, 2024:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Type of Instrument	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate	March 31, 2025	December 31, 2024
1918 Eighth	Swap	Cash flow hedge	$172,865	February 2023	October 2025	3.75%	$338	$524
1918 Eighth	Cap	Partial cash flow hedge(1)	$314,300	June 2023	December 2025	5.00%	9	62
1918 Eighth	Sold cap(2)	Mark-to-market	$172,865	June 2023	December 2025	5.00%	(5)	(34)
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	2,185	3,663
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	(791)	(267)
Hollywood Media Portfolio CMBS	Cap	Partial cash flow hedge(1)	$1,100,000	August 2024	August 2025	6.01%	—	4
Hollywood Media Portfolio CMBS	Sold cap(2)	Mark-to-market	$561,000	August 2024	August 2025	6.01%	—	(2)
Sunset Glenoaks Studios	Cap	Cash flow hedge	$100,600	January 2025	January 2026	4.50%	19	72
Office Portfolio CMBS	Cap	Mark-to-market	$475,000	March 2025	April 2027	4.96%	542	—
Office Portfolio CMBS	Sold cap(2)	Mark-to-market	$475,000	March 2025	April 2027	4.96%	(541)	—
TOTAL							$1,756	$4,022
__________________
1.$141,435 and $539,000 of the notional amounts of the 1918 Eighth and Hollywood Media Portfolio CMBS caps, respectively, have been designated as effective cash flow hedges for accounting purposes. The remainder of each is accounted for under mark-to-market accounting.
2.The sold caps serve to offset the changes in fair value of the portions of the 1918 Eighth and Hollywood Media Portfolio CMBS caps that are not designated as cash flow hedges for accounting purposes, as well as the change in fair value of the full Office Portfolio CMBS cap, which is not designated as a cash flow hedge for accounting purposes.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of March 31, 2025, the Company expects $1.4 million of unrealized gain included in accumulated other comprehensive loss will be reclassified as a reduction to interest expense in the next 12 months.

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

The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a TRS for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. The Company recorded an income tax provision of $0.2 million for the three months ended March 31, 2025 and no tax provision or benefit for the three months ended March 31, 2024.

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is recognized when it is determined that it is more likely than not that a deferred tax asset will not be realized. Considering all available evidence, the realizability of the Company’s deferred tax assets is not reasonably assured; therefore, the Company has recorded a valuation allowance against substantially all of its deferred tax assets as of March 31, 2025 and December 31, 2024. As additional evidence to support the realizability of the deferred tax assets becomes available, the Company may reverse the valuation allowance.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2025, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2021. The Company has assessed its tax positions for all open years, which as of March 31, 2025 included 2022 to 2024 for federal purposes and 2021 to 2024 for state purposes, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2025 to 2040.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of March 31, 2025:

Year	Amount
Remaining 2025	$381,948
2026	467,980
2027	412,100
2028	342,352
2029	274,300
Thereafter	567,324
TOTAL	$2,446,004

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 10 ground leases, six sound stage leases, five office leases and 17 other leases as of March 31, 2025. The weighted average remaining lease term was 22 years as of March 31, 2025. The weighted average incremental borrowing rate used to calculate the right-of-use (“ROU”) assets and lease liabilities was 5.7% as of March 31, 2025. The Company’s operating lease obligations have expiration dates ranging from 2025 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of March 31, 2025, the present value of the remaining contractual payments of $672.3 million under the Company’s operating lease agreements was $369.5 million. The corresponding operating lease ROU assets amounted to $353.7 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of March 31, 2025:

Year	Lease Payments(1)
Remaining 2025	$33,743
2026	36,942
2027	37,451
2028	36,507
2029	34,305
Thereafter	493,366
Total operating lease payments	672,314
Less: interest portion	(302,830)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$369,484
__________________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended March 31,
	2025	2024
Variable rental expense	$995	$2,102
Minimum rental expense	$17,148	$11,319

13. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$3,093	$—	$3,093	$—	$4,325	$—	$4,325
Interest rate derivative liabilities(2)	$—	$(1,337)	$—	$(1,337)	$—	$(303)	$—	$(303)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$48,227	$—	$—	$—	$47,373
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below represents the carrying value and fair value of the Company’s debt as of:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$2,138,000	$1,767,055	$2,435,000	$2,040,075
Secured debt(1)	$2,060,667	$2,054,936	$1,752,667	$1,741,090
Consolidated joint venture partner debt	$66,136	$61,532	$66,136	$60,637
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

14. Share/Unit-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of March 31, 2025, there were no common shares available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $2.95.

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

The Board awards time-based restricted shares or time-based operating partnership performance units to certain employees on an annual basis as part of the employees’ annual compensation. These time-based awards are generally issued in the first quarter and vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain awards are subject to a mandatory holding period upon vesting if the grantee is an executive officer. Lastly, at times certain employees may elect to receive operating partnership performance units in lieu of their annual cash bonus. These awards are generally issued in the first or fourth quarter and are fully-vested upon their issuance.

For 2023, the compensation committee of the Board (the “Compensation Committee”) adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Under the PSU Plan, the Compensation Committee awarded restricted stock units or performance units in the operating partnership to certain employees. The 2023 PSU Plan grants contain an Operational Performance Unit, which is eligible to vest based on the achievement of operational metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of the Company’s TSR compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period. Certain of the awards granted under the PSU Plan are subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

For 2024, the Compensation Committee adopted an annual equity award program for its top three executive officers consisting of a grant of time-based operating partnership performance units and a grant of market-based operating partnership performance units. The time-based awards vest in equal annual installments over the applicable service vesting period, which is five years. The market-based awards vest upon satisfaction of both the performance and service-based requirements. The quantity earned is based on the achievement of stock price performance hurdles over the five-year performance period commencing on the second anniversary of the grant date. The earned awards will satisfy the service-based requirement in increments of 60%, 20% and 20% on the third, fourth and fifth anniversaries of the grant date, respectively. The awards are also subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

The Compensation Committee did not adopt a performance-based equity award program for 2025.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table presents the classification and amount recognized for share/unit-based compensation related to the Company’s awards:

	Three Months Ended March 31,
	2025	2024
Expensed share/unit-based compensation(1)	$5,140	$6,567
Capitalized share/unit-based compensation(2)	413	605
TOTAL SHARE/UNIT-BASED COMPENSATION(3)	$5,553	$7,172
_________________
1.Amounts are recorded in general and administrative expenses, office operating expenses and studio operating expenses on the Consolidated Statements of Operations.
2.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
3.Amounts are recorded in accounts payable, accrued liabilities and other, additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2025 and 2024, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended March 31,
	2025	2024
Numerator:
Basic and diluted net loss available to common stockholders	$(74,708)	$(52,202)
Denominator:
Basic weighted average common shares outstanding	141,386,505	141,122,337
Effect of dilutive instruments(1)	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	141,386,505	141,122,337
Basic earnings per common share	$(0.53)	$(0.37)
Diluted earnings per common share	$(0.53)	$(0.37)

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

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2025 and 2024, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended March 31,
	2025	2024
Numerator:
Basic and diluted net loss available to common unitholders	$(77,102)	$(53,431)
Denominator:
Basic weighted average common units outstanding	146,418,063	144,488,174
Effect of dilutive instruments(1)	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	146,418,063	144,488,174
Basic earnings per common unit	$(0.53)	$(0.37)
Diluted earnings per common unit	$(0.53)	$(0.37)
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

16. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of March 31, 2025 and December 31, 2024, there were 335,768 and 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company, respectively. During the three months ended March 31, 2025, 56,830 units were redeemed for cash consideration of $1.4 million.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended March 31, 2025
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
BEGINNING OF PERIOD	$9,815	$49,279
Declared dividend	(146)	—
Net income (loss)	146	(902)
Redemption of preferred units	(1,421)	—
END OF PERIOD	$8,394	$48,377

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2024	$2,785	$(11,202)	$(8,417)
Unrealized (loss) gain recognized in AOCI	(907)	3,306	2,399
Reclassification from AOCI into income(1)	(1,056)	—	(1,056)
Net change in AOCI	(1,963)	3,306	1,343
BALANCE AT MARCH 31, 2025	$822	$(7,896)	$(7,074)
__________________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statement of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2024	$2,889	$(11,602)	$(8,713)
Unrealized (loss) gain recognized in AOCI	(972)	3,539	2,567
Reclassification from AOCI into income(1)	(1,130)	—	(1,130)
Net change in AOCI	(2,102)	3,539	1,437
BALANCE AT MARCH 31, 2025	$787	$(8,063)	$(7,276)
__________________
1.The gains and losses on the operating partnership’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statement of Operations.

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
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	March 31, 2025	December 31, 2024
Company-owned common units in the operating partnership	141,392,410	141,279,102
Company’s ownership interest percentage	96.5%	97.4%
Non-controlling common units in the operating partnership(1)	5,072,881	3,796,346
Non-controlling ownership interest percentage	3.5%	2.6%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of March 31, 2025, this amount represents both common units and performance units of 550,969 and 4,521,912, respectively. As of December 31, 2024, this amount represents both common units and performance units in the amount of 550,969 and 3,245,377, respectively.

Common Stock Activity

The Company did not complete any common stock offerings during the three months ended March 31, 2025.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three months ended March 31, 2025. A cumulative total of $65.8 million has been sold as of March 31, 2025.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. The Company did not utilize the share repurchase program during the three months ended March 31, 2025. Since commencement of the program, a cumulative total of $214.7 million had been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Series C Cumulative Redeemable Preferred Stock

Series C cumulative redeemable preferred stock relates to the 17,000,000 shares of our Series C preferred stock, $0.01 par value per share. Holders of Series C preferred stock, when and as authorized by the Board, are entitled to cumulative cash dividends at the rate of 4.750% per annum of the $25.00 per share, equivalent to $1.1875 per annum per share. Dividends are payable quarterly in arrears on or about the last day of December, March, June and September of each year. In addition to other preferential rights, the holders of Series C preferred stock are entitled to receive the liquidation preference, which is $25.00 per share, before the holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company’s affairs. Generally, shares of Series C preferred stock are not redeemable by the Company prior to November 16, 2026. However, upon the occurrence of a change of control, holders of the Series C preferred stock will have the right to convert into a specified number of shares of common stock, unless the Company has elected to redeem the Series C preferred stock.

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

	Three Months Ended March 31,
	2025	2024
Common stock(1)	$—	$0.05
Common units and vested performance units(1)	$—	$0.05
Series A preferred units	$0.3906	$0.3906
Series C preferred stock	$0.296875	$0.296875

Unvested performance units(2)	$—	$0.005
Payment date	March 31, 2025	March 28, 2024
Record date	March 21, 2025	March 18, 2024
_________________
1.The Company did not pay a quarterly common stock dividend during the first quarter of 2025. As a result, no quarterly common unit and performance unit dividends were paid.
2.Performance units are entitled to dividends equal to the common stock dividends declared by the Company. During their vesting period, unvested performance units receive 10% of declared dividends, with the remainder payable as soon as practicable after the vesting date. During the three months ended March 31, 2025, the Company paid $0.4 million of accrued dividends related to the performance units that vested on December 31, 2024.

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

The President, Chief Financial Officer and Chief Operating Officer, collectively, are the Company’s Chief Operating Decision-Maker, or CODM. They evaluate performance and allocate resources based on net operating income because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the segment level and presenting it on an unlevered basis.

Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources; therefore, depreciation and amortization expense is not allocated among segments. Segment assets consist of investment in real estate, non-real estate property, plant and equipment, net, accounts receivable, net, straight-line rents receivables, net, deferred leasing costs and intangible assets, net, operating lease ROU assets and goodwill. Non-segment assets consist of assets in the Company’s corporate non-segment assets, including cash and cash equivalents, restricted cash, prepaid expenses and other assets, net, investment in unconsolidated real estate entities and assets associated with real estate held for sale. Reportable segment asset information is not provided to the CODM as the CODM do not use segment asset information to evaluate the business and allocate resources.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended March 31,
	2025	2024
Office segment
Core office revenues	$162,168	$171,967
Core office expenses
Utilities	(6,065)	(6,071)
Taxes	(16,973)	(18,575)
Administrative	(7,590)	(7,267)
Insurance	(6,664)	(6,426)
Other segment expenses(1)	(31,942)	(31,500)
Total core office expenses	(69,234)	(69,839)
Office net operating income	92,934	102,128
Studio segment
Studio revenues	33,248	38,948
Studio expenses
Rent expense & real estate taxes	(13,761)	(8,369)
Cost of goods sold	(4,804)	(7,762)
Other segment expenses(2)	(22,416)	(20,978)
Total studio expenses	(40,981)	(37,109)
Studio net operating income	(7,733)	1,839
TOTAL SEGMENT PROFIT	$85,201	$103,967
_________________
1.Includes ground lease rent, cleaning, parking, engineering, security, mechanical, electrical & plumbing and repairs & maintenance expenses.
2.Includes administrative, utilities, security, cleaning, engineering and repairs & maintenance expenses.

The table below presents the reconciliation of segment revenue to consolidated revenue:

	Three Months Ended March 31,
	2025	2024
Office segment
Core office revenues	$162,168	$171,967
Chargebacks	3,043	3,108
Total office revenues	165,211	175,075
Studio segment
Total studio revenues	33,248	38,948
Total revenues	$198,459	$214,023

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below reconciles net loss to total profit from all segments:

	Three Months Ended March 31,
	2025	2024
NET LOSS	$(80,278)	$(53,355)
General and administrative	18,483	19,710
Depreciation and amortization	93,085	91,854
Loss from unconsolidated real estate entities	1,254	743
Fee income	(1,359)	(1,125)
Interest expense	43,505	44,089
Interest income	(435)	(854)
Management services reimbursement income—unconsolidated real estate entities	(975)	(1,156)
Management services expense—unconsolidated real estate entities	975	1,156
Transaction-related expenses	—	2,150
Unrealized loss on non-real estate investments	449	898
Gain on sale of real estate, net	(10,023)	—
Impairment loss	18,476	—
Loss on extinguishment of debt	1,858	—
Other income	(8)	(143)
Income tax provision	194	—
TOTAL PROFIT FROM ALL SEGMENTS	$85,201	$103,967

19. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers, effective January 1, 2025, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three months ended March 31, 2025 and 2024, the Company recognized $1.0 million and $1.2 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statement of Operations.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of March 31, 2025, the Company’s ROU assets and lease liabilities related to these lease obligations were $4.7 million and $4.8 million, respectively as compared to ROU assets and lease liabilities of $4.9 million and $5.1 million, respectively, as of December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statement of Operations related to these leases.

20. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of March 31, 2025, the Company has contributed $42.9 million to these funds, net of distributions, with $8.1 million remaining to be contributed.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2025, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of March 31, 2025, the Company had $11.6 million in outstanding letters of credit under the unsecured revolving credit facility. The letters of credit are largely related to utility company security deposit requirements.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of March 31, 2025, the Company had $77.6 million in related commitments.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for interest, net of capitalized interest	$41,418	$43,894
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$69,013	$73,471
Operating lease liability remeasurements	$5,729	$—
Redemption of common units in the operating partnership	$—	$133

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc and Hudson Pacific Properties, L.P.:

	Three Months Ended March 31,
	2025	2024
BEGINNING OF PERIOD
Cash and cash equivalents	$63,256	$100,391
Restricted cash	35,921	18,765
TOTAL	$99,177	$119,156

END OF PERIOD
Cash and cash equivalents	$86,474	$114,305
Restricted cash	47,452	19,267
TOTAL	$133,926	$133,572

22. Subsequent Events

On April 4, 2025, the Company entered into the following agreements in relation to the Office Portfolio CMBS loan:

•an interest rate swap agreement to fix SOFR at a rate of 3.4075% effective as of April 4, 2025 through April 15, 2029 on $250.0 million of indebtedness;
•an interest rate cap agreement to cap SOFR at a rate of 3.35% effective as of April 15, 2025 through April 15, 2027 on $224.2 million of indebtedness.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
On April 29, 2025, the Company tendered for the full repayment of its Series B, Series C and Series D notes with a prepayment date of May 9, 2025. The repayment was financed with additional borrowings on the unsecured revolving credit facility.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at March 31, 2025, our portfolio of owned real estate included office properties comprising approximately 14.3 million square feet, studio properties comprising approximately 45 sound stages and 1.7 million square feet and land properties comprising approximately 3.2 million square feet of undeveloped density rights. Our production services assets include vehicles, lighting and grip, production supplies and other equipment and the lease rights to 20 sound stages.

West coast office fundamentals continue to strengthen, with our quarterly gross leasing achieving post-pandemic records, sublease availability improving and limited new supply, which is supported by further return-to-office momentum and billions of dollars of investment in artificial intelligence. Our studio business has experienced growing interest from new quality productions seeking multi-stage, multi-year leases. This demand could be expected to grow should the proposed California film and television tax credit increases be approved.

As of March 31, 2025, our in-service office portfolio was 76.5% leased (including leases not yet commenced). Our same-store studio properties were 73.8% leased for the average percent leased for the 12 months ended March 31, 2025.

The following table summarizes our portfolio as of March 31, 2025:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	39	12,696,542	74.6%	75.8%	$54.58
Stabilized non-same store(5)	0	0	—	—	—
Total stabilized	39	12,696,542	74.6	75.8	54.58
Lease-up(5)(6)	1	724,294	84.8	89.1	62.23
Total in-service office	40	13,420,836	75.1	76.5	55.04
STUDIO
Same-store(7)	3	1,205,024	73.8	73.8	48.20
Non-same store(5)	1	241,000
Total	4	1,446,024
Repositioning(5)(8)	1	260,567	—	—	—
Development(5)(9)	2	778,000	0.3	0.4	—
Held-for-sale(5)	1	138,354	13.2	13.2	49.25
Total repositioning, development and held-for-sale	4	1,176,921
Total office and studio properties	48	16,043,781
Future development(10)	7	3,233,589
TOTAL	55	19,277,370
__________________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of March 31, 2025, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended March 31, 2025, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent (“ABR”) per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of March 31, 2025 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of March 31, 2025. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of March 31, 2025. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of March 31, 2025. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended March 31, 2025, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of March 31, 2025.
4.Same-store office for the three months ended March 31, 2025 defined as all properties owned and included in our stabilized office portfolio as of January 1, 2024 and still owned and included in the stabilized office portfolio as of March 31, 2025.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of March 31, 2025.
7.Includes studio properties owned and included in our portfolio as of January 1, 2024 and still owned and included in our portfolio as of March 31, 2025.
8.Refer to Repositioning table in this document for the office and studio projects under repositioning as of March 31, 2025.
9.Includes 546,000 square feet related to the office development Washington 1000 and 232,000 square feet related to Sunset Pier 94 Studios.
10.Includes pending entitlement to develop approximately 500 residential units at 10900-10950 Washington.

We invest in Class-A office properties in west coast technology and media hubs, which allows us to attract and retain leading public and established private companies as tenants. As of March 31, 2025, public companies represented 52.9% of our tenant base and private companies with an age of greater than 10 years represented 40.4% of our tenant base, based on HPP’s share of ABR. Further, as of March 31, 2025, 75% of our public tenants and 40% of all of our tenants had an investment grade credit rating, based on HPP’s share of ABR. As of March 31, 2025, HPP’s share of the remaining weighted average lease term was 4.8 years.

The following table provides information regarding the 15 largest tenants in our office portfolio based on HPP’s share of annualized base rent as of March 31, 2025:

	Tenant	# of Properties	Lease Expiration	Total Occupied Square Feet		HPP’s Share
						Annualized Base Rent(1)	Percent of Annualized Base Rent
1	Google, Inc.	3	2028-2029	458,054	(2)	$39,032,578	8.4%
2	Netflix, Inc.	3	9/30/31	722,305	(3)	26,562,807	5.7
3	Amazon	2	2030-2031	850,964	(4)	24,114,735	5.2
4	Riot Games, Inc.	1	3/31/30	284,037		19,520,478	4.2
5	City and County of San Francisco	2	2033-2067	426,835	(5)	17,571,052	3.8
6	Salesforce.com	1	2025-2028	265,394	(6)	15,339,075	3.3
7	Nutanix, Inc.	1	5/31/30	215,857		11,680,792	2.5
8	Dell EMC Corporation	2	2026-2027	130,021	(7)	9,086,922	2.0
9	Coupa Software Incorporated	1	11/30/33	100,654		7,841,953	1.7
10	PayPal, Inc.	1	5/31/30	131,701	(8)	6,359,052	1.4
11	Weil, Gotshal & Manges LLP	1	8/31/26	76,278		6,280,735	1.4
12	TDK Corporation of America/Invensense	1	2025-2033	139,336	(9)	5,517,706	1.2
13	Glu Mobile, Inc.	1	11/30/27	61,381		5,473,367	1.2
14	GitHub, Inc.	1	6/30/30	57,120		5,125,143	1.1
15	Rivian Automotive, LLC	1	4/30/28	55,805		4,835,880	1.0
	TOTAL			3,975,742		$204,342,275	44.1%
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of March 31, 2025, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of March 31, 2025.
2.Google, Inc. expirations: (i) 208,843 square feet at Rincon Center on February 29, 2028, (ii) 207,857 square feet at 3400 Hillview on November 30, 2028 (early termination right between June 2026-February 2027) and (iii) 41,354 square feet at Ferry Building on October 31, 2029.
3.Netflix, Inc. expirations: (i) 326,792 square feet at ICON, (ii) 301,127 square feet at EPIC and (iii) 94,386 square feet at CUE.
4.Amazon expirations: (i) 659,150 square feet at 1918 Eighth on September 30, 2030 and (ii) 191,814 square feet at 5th & Bell on May 31, 2031.
5.City and County of San Francisco expirations: (i) 39,573 square feet at 1455 Market on September 19, 2033, (ii) 386,556 square feet at 1455 Market on April 30, 2045 and (iii) 706 square feet at Ferry Building on April 30, 2067.
6.Salesforce.com expirations at Rincon Center: (i) 83,016 square feet on March 31, 2025 (backfilled by Twilio effective April 1, 2025), (ii) 83,372 square feet on April 30, 2027 and (iii) 99,006 square feet on October 31, 2028. Salesforce.com subleased 259,416 square feet at Rincon Center to Twilio Inc. in 2018 (83,016 square feet of which became a direct lease with Twilio effective April 1, 2025) and in 2020 began paying us 50% of cash rents received pursuant to the sublease, or an average of $340,000 per month with annual growth thereafter, in addition to contractual base rent.
7.Dell EMC Corporation expirations: (i) 83,549 square feet at 875 Howard on June 30, 2026 and (ii) 46,472 square feet at 505 First on January 31, 2027.
8.PayPal, Inc. has an early termination right at Fourth & Traction in July 2026.
9.TDK Corporation of America/Invensense expirations at Concourse: (i) 86,534 square feet on April 30, 2025 and (ii) 52,802 square feet on April 30, 2033.

Overview

Business Acquisitions

We had no business acquisitions during the three months ended March 31, 2025.

Property Acquisitions

We had no property acquisitions during the three months ended March 31, 2025.

Property Dispositions

During the three months ended March 31, 2025, the Company sold its Maxwell and Foothill Research Center properties for $46.0 million and $23.0 million, respectively. See Part I, Item 1 “Note 3 to the Consolidated Financial Statements—Investment in Real Estate” for details. A portion of the net proceeds of these sales was used to repay outstanding amounts on the unsecured revolving credit facility.

Held for Sale

As of March 31, 2025, the Company had one property classified as held for sale—625 Second—as this property was considered non-strategic to the Company’s portfolio. See Part I, Item 1 “Note 3 to the Consolidated Financial Statements—Investment in Real Estate” for more detail.

In Process and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of March 31, 2025:

	Type	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
New York, New York
Sunset Pier 94 Studios(2)	Studio	Manhattan	232,000	Q4-2025	Q3-2026
TOTAL			232,000

Recently Completed:
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q4-2024	Q4-2026
TOTAL			546,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(3)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(3)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(3)	Residential	Hollywood	33 units/19,816	TBD	TBD
Element LA—Development	Office	West Los Angeles	500,000	TBD	TBD
10900/10950 Washington(4)	Residential	West Los Angeles	N/A	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(5)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(6)	Studio	Broxbourne	1,167,347	TBD	TBD
TOTAL			3,233,589

TOTAL UNDER CONSTRUCTION, RECENTLY COMPLETED AND FUTURE DEVELOPMENT			4,011,589
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

Properties are selected for repositioning when an asset or portions of an asset are taken offline for a change of use or if the asset requires significant base building improvements resulting in substantial down time in occupancy. Studio development properties are incorporated into the in-service portfolio on the earlier of the one year anniversary of completion or the project’s estimated stabilization date. Office development properties are incorporated into the in-service portfolio on the earlier of reaching 92% occupancy or the project’s estimated stabilization date.

The lease up of our recently completed and under construction office and studio developments requires no additional capital investment and provides an opportunity for near-to-mid-term cash flow growth.

The following table summarizes the portions of office and studio projects currently under repositioning as of March 31, 2025:

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

Office Lease Expirations

The following table summarizes the lease expirations for leases in place as of March 31, 2025, plus available space, beginning January 1, 2025 at the properties in our office portfolio. We believe lower quarterly expirations starting in the second half of 2025 will provide an opportunity to stabilize occupancy with growth thereafter. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Square Footage of Expiring Lease	Percent of Office Portfolio Square Feet	Annualized Base Rent(2)	Percent of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration(2)	Annualized Base Rent Per Lease Square Foot at Expiration(2)
Vacant		4,052,827	3,872,172	32.1%
Q2-2025	50	497,331	418,426	3.4	20,398,136	4.3	48.75	20,521,371	49.04
Q3-2025	34	322,355	227,114	1.9	13,878,048	3.0	61.11	14,751,242	64.95
Q4-2025	38	209,660	155,622	1.3	9,327,011	2.0	59.93	9,466,364	60.83
Total 2025	122	1,029,346	801,162	6.6	43,603,195	9.3	54.42	44,738,977	55.84
2026	142	819,155	760,067	6.3	46,585,581	9.9	61.29	47,855,181	62.96
2027	141	1,165,588	1,029,540	8.4	62,486,275	13.3	60.69	65,983,269	64.09
2028	109	1,422,374	1,208,702	10.0	86,879,919	18.5	71.88	92,370,201	76.42
2029	74	638,410	497,179	4.1	33,057,266	7.1	66.49	37,062,779	74.55
2030	71	1,899,034	1,519,252	12.6	84,606,160	18.1	55.69	95,082,758	62.59
2031	32	1,194,032	755,805	6.3	46,654,226	10.0	61.73	56,371,294	74.58
2032	11	120,242	83,028.7		5,268,189	1.1	63.45	6,171,323	74.33
2033	20	571,433	454,684	3.8	24,327,777	5.2	53.50	30,235,932	66.50
2034	12	57,956	54,762.5		2,493,935.5		45.54	3,359,432	61.35
Thereafter	28	863,739	624,833	5.2	26,661,128	5.7	42.67	41,593,476	66.57
Building management use(3)	54	296,733	256,178	2.1	—	—	—	—	—
Signed leases not commenced	28	183,345	156,602	1.3	5,950,095	1.3	38.00	7,186,298	45.89
Portfolio Total/Weighted Average	844	14,314,214	12,073,966	100.0%	$468,573,746	100.0%	$57.13	$528,010,920	$64.38
__________________
1.Does not include 34 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of March 31, 2025 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of March 31, 2025. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of March 31, 2025. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of March 31, 2025.
3.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended March 31,
	2025	2024
Renewals(1)
Number of leases	27	40
Square feet	215,180	215,556
Tenant improvement costs per square foot(2)(3)	$18.61	$26.96
Leasing commission costs per square foot(2)	8.28	10.61
Total tenant improvement and leasing commission costs(2)	$26.89	$37.57

New leases(4)
Number of leases	35	33
Square feet	415,115	293,059
Tenant improvement costs per square foot(2)(3)	$72.95	$40.86
Leasing commission costs per square foot(2)	14.37	13.33
Total tenant improvement and leasing commission costs(2)	$87.32	$54.19

TOTAL
Number of leases	62	73
Square feet	630,295	508,615
Tenant improvement costs per square foot(2)(3)	$55.32	$35.39
Leasing commission costs per square foot(2)	12.39	12.26
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$67.71	$47.65
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

Financings

During the three months ended March 31, 2025, there were $297.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

During the three months ended March 31, 2025, the Company secured the Office Portfolio CMBS loan (a commercial mortgaged-backed securities loan) with an aggregate principal amount of $475.0 million. The loan is secured by six office properties and bears interest at SOFR + 3.76%. The Company used the proceeds from the loan to repay $259.0 million on its unsecured revolving credit facility and to repay the $168.0 million loan secured by the Element LA property. Subsequent to March 31, 2025, the Company entered into an interest rate swap agreement to fix SOFR at a rate of 3.4075% on $250.0 million and an interest rate cap agreement to cap SOFR at a rate of 3.35% on $224.2 million of the Office Portfolio CMBS loan

During the three months ended March 31, 2025, the Company amended its unsecured revolving credit facility agreement to adjust certain definitions and covenant calculations beginning with the period ending December 31, 2024. The amendment also resulted in a decrease in the total capacity from $900.0 million to $775.0 million.

Subsequent to March 31, 2025, the Company tendered for the full repayment of its Series B, Series C and Series D notes with a prepayment date of May 9, 2025. The repayment was financed with additional borrowings on the unsecured revolving credit facility.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. represents an update to the more detailed and comprehensive disclosures included in the 2024 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. Accordingly, you should read the following discussion in conjunction with the information included in our 2024 Annual Report on Form 10-K, as well as the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Net Loss

Net loss increased $26.9 million, or 50.5%, to $80.3 million for the three months ended March 31, 2025 compared to $53.4 million for the three months ended March 31, 2024. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of July 1, 2023 and still owned and included in the stabilized portfolio as of March 31, 2025; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
Net loss	$(80,278)	$(53,355)	$(26,923)	50.5%
Adjustments:
Loss from unconsolidated real estate entities	1,254	743	511	68.8
Fee income	(1,359)	(1,125)	(234)	20.8
Interest expense	43,505	44,089	(584)	(1.3)
Interest income	(435)	(854)	419	(49.1)
Management services reimbursement income—unconsolidated real estate entities	(975)	(1,156)	181	(15.7)
Management services expense—unconsolidated real estate entities	975	1,156	(181)	(15.7)
Transaction-related expenses	—	2,150	(2,150)	(100.0)
Unrealized loss on non-real estate investments	449	898	(449)	(50.0)
Gain on sale of real estate, net	(10,023)	—	(10,023)	—
Impairment loss	18,476	—	18,476	—
Loss on extinguishment of debt	1,858	—	1,858	—
Other income	(8)	(143)	135	(94.4)
Income tax provision	194	—	194	—
General and administrative	18,483	19,710	(1,227)	(6.2)
Depreciation and amortization	93,085	91,854	1,231	1.3
NOI	$85,201	$103,967	$(18,766)	(18.0)%

Same-store NOI	$92,543	$100,484	$(7,941)	(7.9)%
Non-same-store NOI	(7,342)	3,483	(10,825)	(310.8)
NOI	$85,201	$103,967	$(18,766)	(18.0)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended March 31,
	2025	2024
Same-store office
Number of properties	38	38
Rentable square feet	11,159,747	11,159,747
Ending % leased	74.4%	78.4%
Ending % occupied	73.3%	77.1%
Average % occupied for the period	73.0%	77.5%
Average annual rental rate per square foot	$58.50	$58.79

Same-store studio
Number of properties	3	3
Rentable square feet	1,205,024	1,205,024
Average % leased for the period(1)	73.8%	76.9%
__________________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended March 31,
	2025			2024
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental	$144,825	$13,568	$158,393	$153,111	$18,316	$171,427
Service and other revenues	6,730	88	6,818	3,474	174	3,648
Total office revenues	151,555	13,656	165,211	156,585	18,490	175,075

Studio
Rental	10,376	3,276	13,652	10,770	2,830	13,600
Service and other revenues	6,623	12,973	19,596	8,556	16,792	25,348
Total studio revenues	16,999	16,249	33,248	19,326	19,622	38,948

Total revenues	168,554	29,905	198,459	175,911	38,112	214,023

Operating expenses
Office operating expenses	65,017	7,260	72,277	63,834	9,113	72,947
Studio operating expenses	10,994	29,987	40,981	11,593	25,516	37,109
Total operating expenses	76,011	37,247	113,258	75,427	34,629	110,056

Office NOI	86,538	6,396	92,934	92,751	9,377	102,128
Studio NOI	6,005	(13,738)	(7,733)	7,733	(5,894)	1,839
NOI	$92,543	$(7,342)	$85,201	$100,484	$3,483	$103,967

The following table gives further detail on our change in NOI:

	Three Months Ended March 31, 2025 as compared to Three Months Ended March 31, 2024
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental	$(8,286)	(5.4)%	$(4,748)	(25.9)%	$(13,034)	(7.6)%
Service and other revenues	3,256	93.7	(86)	(49.4)	3,170	86.9
Total office revenues	(5,030)	(3.2)	(4,834)	(26.1)	(9,864)	(5.6)

Studio
Rental	(394)	(3.7)	446	15.8	52	0.4
Service and other revenues	(1,933)	(22.6)	(3,819)	(22.7)	(5,752)	(22.7)
Total studio revenues	(2,327)	(12.0)	(3,373)	(17.2)	(5,700)	(14.6)

Total revenues	(7,357)	(4.2)	(8,207)	(21.5)	(15,564)	(7.3)

Operating expenses
Office operating expenses	1,183	1.9	(1,853)	(20.3)	(670)	(0.9)
Studio operating expenses	(599)	(5.2)	4,471	17.5	3,872	10.4
Total operating expenses	584	0.8	2,618	7.6	3,202	2.9

Office NOI	(6,213)	(6.7)	(2,981)	(31.8)	(9,194)	(9.0)
Studio NOI	(1,728)	(22.3)	(7,844)	133.1	(9,572)	(520.5)
NOI	$(7,941)	(7.9)%	$(10,825)	(310.8)%	$(18,766)	(18.0)%

NOI decreased $18.8 million, or 18.0%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily resulting from:

•a $10.8 million decrease in non-same-store NOI driven by:
•a decrease in studio NOI of $7.8 million driven by
•a $3.4 million decrease in total studio revenues due to lower stage and production activity at Quixote during the three months ended March 31, 2025 as compared to the prior period; and
•a $4.5 million increase in studio operating expenses primarily due to a one-time lease termination fee of $5.9 million associated with Quixote cost-cutting initiatives, which are expected to result in $14.2 million of annualized expense savings. The increase was further driven by operating expenses incurred at Sunset Glenoaks Studios, which was an unconsolidated property during the three months ended March 31, 2024 and a consolidated property during the three months ended March 31, 2025.
•a decrease in office NOI of $3.0 million primarily resulting from 2024 lease terminations at our 625 Second property and the sales of our 3176 Porter property in 2024 and Foothill Research and Maxwell properties in 2025.
•a $7.9 million decrease in same-store NOI driven by
•a decrease in office NOI of $6.2 million primarily due to:
•a $5.0 million decrease in total office revenues mainly driven by lease expirations at our Met Park North, Concourse and 901 Market properties in 2024; and
•a $1.2 million increase in operating expenses predominantly due to higher tax, utilities and insurance expenses at several properties in 2025.
•a decrease in studio NOI of $1.7 million primarily due to lower production activity at Sunset Gower Studios, partially offset by higher production activity at Sunset Las Palmas Studios during the three months ended March 31, 2025 as compared to the prior period.

Other Income (Expenses)

Loss from unconsolidated real estate entities

We recorded a $1.3 million loss from unconsolidated real estate entities for the three months ended March 31, 2025 compared to a loss of $0.7 million for the three months ended March 31, 2024. The change was primarily driven by mark-to-market adjustments for an interest rate swap that does not qualify for hedge accounting.

Fee income

We recognized fee income of $1.4 million for the three months ended March 31, 2025 compared to $1.1 million for the three months ended March 31, 2024. Fee income represents the management fee income earned from our unconsolidated real estate entities. The increase in fee income is primarily driven by an increase in construction activity at the Sunset Pier 94 Studios development during the three months ended March 31, 2025.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Gross interest expense(1)	$49,127	$50,656	$(1,529)	(3.0)%
Capitalized interest	(10,080)	(8,482)	(1,598)	18.8
Non-cash interest expense(2)	4,458	1,915	2,543	132.8
TOTAL	$43,505	$44,089	$(584)	(1.3)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $1.5 million or 3.0%, to $49.1 million for the three months ended March 31, 2025 compared to $50.7 million for the three months ended March 31, 2024. The decrease was driven by lower reference rates on our floating rate debt during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Capitalized interest increased by $1.6 million or 18.8%, to $10.1 million for the three months ended March 31, 2025 compared to $8.5 million for the three months ended March 31, 2024. The increase was primarily driven by capitalized interest at Sunset Glenoaks Studios, which was not a consolidated property during the three months ended March 31, 2024 but was a consolidated property during the three months ended March 31, 2025.

Non-cash interest expense increased by $2.5 million, or 132.8%, to $4.5 million for the three months ended March 31, 2025 compared to $1.9 million for the three months ended March 31, 2024. The increase in non-cash interest expense was primarily related to the amortization of an interest rate cap premium during the three months ended March 31, 2024.

Interest income

Interest income decreased by $0.4 million, or 49.1%, to $0.4 million for the three months ended March 31, 2025 compared to $0.9 million for the three months ended March 31, 2024. The decrease was primarily driven by a decrease in interest rates on cash deposits and interest-bearing accounts.

Transaction-related expenses

Transaction-related expenses decreased by $2.2 million, or 100.0%, to $0 for the three months ended March 31, 2025 compared to $2.2 million for the three months ended March 31, 2024.The decrease was primarily related to dead deal costs incurred during the three months ended March 31, 2024.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $0.4 million for the three months ended March 31, 2025 compared to an unrealized loss of $0.9 million for the three months ended March 31, 2024, which were due to the observable changes in the fair value of the investments.

Gain on sale of real estate, net

During the three months ended March 31, 2025, we recognized a net gain on sale of $10.0 million attributable to the sales of our Foothill Research and Maxwell properties. No gain or loss on sale was recognized during the three months ended March 31, 2024.

Impairment loss

During the three months ended March 31, 2025, we recorded an impairment loss of $18.5 million due to a reduction in the estimated holding period for our 625 Second property. We did not record any impairment charges during the three months ended March 31, 2024.

Loss on extinguishment of debt

During the three months ended March 31, 2025, we recognized a loss on extinguishment of debt of $1.9 million related to the early repayment of the loan secured by our Element LA property. No gain or loss on extinguishment of debt was recognized during the three months ended March 31, 2024.

General and administrative expenses

General and administrative expenses decreased by $1.2 million, or 6.2%, to $18.5 million for the three months ended March 31, 2025 compared to $19.7 million for the three months ended March 31, 2024. The decrease was primarily driven by lower travel and entertainment, information technology and shareholder relations during the three months ended March 31, 2025 as compared to the prior period.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1.2 million, or 1.3%, to $93.1 million for the three months ended March 31, 2025 compared to $91.9 million for the three months ended March 31, 2024. The increase was primarily related to the accelerated amortization of a non-competition agreement intangible asset upon the early termination of the agreement during the three months ended March 31, 2025.

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
•proceeds from joint venture partners;
•proceeds from the Sunset Pier 94 Studios construction loan (unconsolidated joint venture) and Bentall Centre loan (unconsolidated joint venture); and
•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had approximately $86.5 million of cash and cash equivalents at March 31, 2025. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through March 31, 2025. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of March 31, 2025 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility	$775,000	$23,000	$752,000
Sunset Glenoaks Studios construction loan(1)	50,300	50,300	—
Bentall Centre(1)(2)(3)	92,077	90,204	1,873
Sunset Pier 94 Studios construction loan(1)(2)	46,810	15,445	31,365
TOTAL	$964,187	$178,949	$785,238
__________________
1.Amounts are presented at HPP’s share.
2.This loan is held by an unconsolidated joint venture.
3.The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of March 31, 2025.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. In addition, our ability to incur additional debt may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States. Certain of the major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future and increase the cost of future debt. As of March 31, 2025, the credit ratings for our senior unsecured debt were B2, BB- and BB- from Moody’s, Standard and Poor’s and Fitch, respectively.

We are in the process of refinancing the $314.3 million loan secured by our 1918 Eighth property, which matures in December 2025. There can be no assurance as to whether the refinancing will be completed.

The following table sets forth our ratio of debt to total market capitalization (counting Series A redeemable preferred units as debt) as of March 31, 2025 (in thousands, except percentage):

Market Capitalization
Unsecured and secured debt(1)	$4,198,667
Series A redeemable preferred units	8,394
Total consolidated debt	4,207,061
Equity capitalization(2)	877,194
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$5,084,255
Total consolidated debt/total consolidated market capitalization	82.7%
__________________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $2.95, as reported by the NYSE, on March 31, 2025, as well as the aggregate value of the Series C preferred stock liquidation preference as of March 31, 2025.

Outstanding Indebtedness

The following table sets forth information as of March 31, 2025 and December 31, 2024 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	March 31, 2025	December 31, 2024
Unsecured debt	$2,138,000	$2,435,000
Secured debt	$2,060,667	$1,752,667
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of March 31, 2025, although there can be no assurance that it will continue to be in compliance with these financial covenants. Our ability to maintain compliance with our debt covenants is subject to numerous risks and uncertainties, many of which are outside of our control, including general economic conditions; fluctuations in interest rates and increased operating costs; our failure to obtain necessary outside financing, including as a result of further downgrades in the credit ratings of our unsecured indebtedness; our failure to generate sufficient cash flows to service our outstanding indebtedness, repay indebtedness when due and maintain dividend payments; and strikes or work stoppages. Failure to meet any of these covenants could cause an event of default under the agreements governing our indebtedness and/or accelerate some or all of our indebtedness. In addition, certain of our indebtedness contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Liquidity Uses

Contractual Obligations

During the three months ended March 31, 2025, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2024 Annual Report on Form 10-K. Refer to Part I, Item 1 “Note 9 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. Refer to Part I, Item 1 “Note 12 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. Refer to Part I, Item 1 “Note 20 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

Comparison of the cash flow activity for the three months ended March 31, 2024 is as follows (in thousands, except percentage change):

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Net cash provided by operating activities	$30,536	$65,128	$(34,592)	(53.1)%
Net cash provided by (used in) investing activities	$15,945	$(71,360)	$87,305	(122.3)%
Net cash (used in) provided by financing activities	$(11,732)	$20,648	$(32,380)	(156.8)%

Cash and cash equivalents and restricted cash were $133.9 million and $99.2 million at March 31, 2025 and December 31, 2024, respectively.

Operating Activities

Net cash provided by operating activities decreased by $34.6 million, or 53.1%, to $30.5 million for the three months ended March 31, 2025 compared to $65.1 million for the three months ended March 31, 2024. The decrease primarily resulted from the dispositions of Foothill Research and Maxwell in the first quarter of 2025 and 3176 Porter in the fourth quarter of 2024, significant tenant move-outs in 2024, lower production activity at Quixote in 2025 and lease termination fees paid in 2025 to exit several operating leases at Quixote.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $15.9 million compared to $71.4 million of net cash used in investing activities for the three months ended March 31, 2024. The change primarily resulted from $63.2 million of proceeds from sales of real estate during the three months ended March 31, 2025. There were no sales of real estate during the three months ended March 31, 2024. The change was additionally driven by a $16.4 million decrease in contributions to unconsolidated entities and a $7.7 million decrease in additions to investment in real estate during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $11.7 million compared to $20.6 million of net cash provided by financing activities for the three months ended March 31, 2024. The change primarily resulted from a $78.7 million decrease in net borrowings during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, partially offset by the $40.9 million purchase of our partner’s interest in the 1455 Market property during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about our unconsolidated joint venture indebtedness as of March 31, 2025 (in thousands, except for percentages):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20%	$451,018	$9,365	$460,383	CORRA + 2.30%	7/1/2027
Sunset Pier 94 Studios(2)	26%	$60,450	$122,750	$183,200	SOFR + 4.75%	9/9/2028
__________________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of March 31, 2025. This loan is interest-only through its term.
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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(80,278)	$(53,355)
Adjustments:
Depreciation and amortization—consolidated	93,085	91,854
Depreciation and amortization—non-real estate assets	(9,649)	(7,981)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	1,045	1,151
Gain on sale of real estate, net	(10,023)	—
Impairment loss—real estate assets	18,476	—
Unrealized loss on non-real estate investments	449	898
FFO attributable to non-controlling interests	(4,854)	(5,326)
FFO attributable to preferred shares and units	(5,193)	(5,200)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$3,058	$22,041

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2024 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2025 to the information provided in Part II, Item 7A, of our 2024 Annual Report on Form 10-K.

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

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our 2024 Annual Report on Form 10-K. Please review the Risk Factors set forth in our 2024 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities: None.

During the first quarter of 2025, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the first quarter of 2025, we issued an aggregate of 177,980 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which 64,672 shares of common stock were forfeited to us in connection with tax withholding obligations. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the first quarter of 2025, our operating partnership issued an aggregate of 113,308 units to us in connection with these transactions.

All other issuances of unregistered equity securities of our operating partnership during the three months ended March 31, 2025 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $8.0 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

The following table summarizes the repurchases of the Company equity securities during the first quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum That May Yet Be Purchased Under The Plans or Programs(2)
January 1 - January 31, 2025	64,672	(3)	$3.00	(4)	—	$35,250,164
February 1 - February 28, 2025	—		$—		—	$35,250,164
March 1 - March 31, 2025	—		$—		—	$35,250,164
TOTAL	64,672		$3.00		—
__________________
1.Our board of directors authorized a share repurchase program to buy up to $250.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. The program does not have a termination date, and repurchases may commence or be discontinued at any time. A cumulative total of $214.7 million had been repurchased under the program as of March 31, 2025.
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.3	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.4	Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	November 16, 2021
3.5	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
10.1	Fourth Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of January 29, 2025, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	333-202799	10.1	February 3, 2025
10.2	Loan Agreement, dated March 28, 2025, by and between the borrowers party thereto and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Wells Fargo Bank, N.A., collectively, as lender.	8-K	333-202799	10.2	March 31, 2025
10.3	Guaranty, dated March 28, 2025, by Hudson Pacific Properties, L.P., for the benefit of Goldman Sachs Bank USA, Wells Fargo Bank, N.A. and Morgan Stanley Bank, N.A.	8-K	333-202799	10.3	March 31, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 8, 2025	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 8, 2025	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 8, 2025	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 8, 2025	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)