Form 10-Q
period 2025-06-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2025-08-07
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at August 7, 2025 was 379,150,864.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2025 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of June 30, 2025, Hudson Pacific Properties, Inc. owned approximately 97.5% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 2.5% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Investment in real estate, at cost	$8,211,478	$8,233,286
Accumulated depreciation and amortization	(1,895,060)	(1,791,108)
Investment in real estate, net	6,316,418	6,442,178
Non-real estate property, plant and equipment, net	129,253	127,067
Cash and cash equivalents	236,025	63,256
Restricted cash	31,102	35,921
Accounts receivable, net	13,454	14,505
Straight-line rent receivables, net	204,031	199,748
Deferred leasing costs and intangible assets, net	351,278	327,514
Operating lease right-of-use assets	347,698	370,826
Prepaid expenses and other assets, net	97,479	90,114
Investment in unconsolidated real estate entities	242,785	221,468
Goodwill	156,529	156,529
Assets associated with real estate held for sale	—	83,113
TOTAL ASSETS	$8,126,052	$8,132,239

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,690,429	$4,176,844
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	222,645	193,861
Operating lease liabilities	358,528	380,004
Intangible liabilities, net	19,790	21,838
Security deposits, prepaid rent and other	83,408	84,708
Liabilities associated with real estate held for sale	—	31,117
Total liabilities	4,440,936	4,954,508

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	5,894	9,815
Redeemable non-controlling interest in consolidated real estate entities	48,890	49,279

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at June 30, 2025 and December 31, 2024	425,000	425,000
Common stock, $0.01 par value, 722,400,000 authorized and 379,150,864 shares outstanding at June 30, 2025; 481,600,000 authorized and 141,279,102 shares outstanding at December 31, 2024	3,779	1,403
Additional paid-in capital	2,935,476	2,437,484
Accumulated other comprehensive income (loss)	2,160	(8,417)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,366,415	2,855,470
Non-controlling interest—members in consolidated real estate entities	153,574	169,452
Non-controlling interest—units in the operating partnership	110,343	93,715
Total equity	3,630,332	3,118,637
TOTAL LIABILITIES AND EQUITY	$8,126,052	$8,132,239

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Office
Rental revenues	$150,533	$172,596	$308,926	$344,023
Service and other revenues	5,300	3,443	12,118	7,091
Total office revenues	155,833	176,039	321,044	351,114
Studio
Rental revenues	13,889	14,441	27,541	28,041
Service and other revenues	20,280	27,520	39,876	52,868
Total studio revenues	34,169	41,961	67,417	80,909
Total revenues	190,002	218,000	388,461	432,023
OPERATING EXPENSES
Office operating expenses	71,501	75,304	143,778	148,251
Studio operating expenses	36,552	37,952	77,533	75,061
General and administrative	27,776	20,705	46,259	40,415
Depreciation and amortization	94,751	86,798	187,836	178,652
Total operating expenses	230,580	220,759	455,406	442,379
OTHER (EXPENSES) INCOME
Loss from unconsolidated real estate entities	(205)	(2,481)	(1,459)	(3,224)
Fee income	1,476	1,371	2,835	2,496
Interest expense	(48,137)	(44,159)	(91,642)	(88,248)
Interest income	2,123	579	2,558	1,433
Management services reimbursement income—unconsolidated real estate entities	1,123	1,042	2,098	2,198
Management services expense—unconsolidated real estate entities	(1,123)	(1,042)	(2,098)	(2,198)
Transaction-related expenses	(451)	113	(451)	(2,037)
Unrealized gain (loss) on non-real estate investments	212	(1,045)	(237)	(1,943)
Loss on extinguishment of debt	(1,637)	—	(3,495)	—
(Loss) gain on sale of real estate, net	(16)	—	10,007	—
Impairment loss	—	—	(18,476)	—
Other (expense) income	(93)	1,334	(85)	1,477
Total other expenses	(46,728)	(44,288)	(100,445)	(90,046)
Loss before income tax provision	(87,306)	(47,047)	(167,390)	(100,402)
Income tax provision	(454)	(510)	(648)	(510)
Net loss	(87,760)	(47,557)	(168,038)	(100,912)
Net income attributable to Series A preferred units	(121)	(153)	(267)	(306)
Net income attributable to Series C preferred shares	(5,047)	(5,047)	(10,094)	(10,094)
Net income attributable to participating securities	—	(207)	—	(409)
Net loss attributable to non-controlling interest in consolidated real estate entities	6,675	3,751	14,142	7,920
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	895	961	1,797	2,118
Net loss attributable to common units in the operating partnership	2,209	1,225	4,603	2,454
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(83,149)	$(47,027)	$(157,857)	$(99,229)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(0.41)	$(0.33)	$(0.92)	$(0.70)
Net loss attributable to common stockholders—diluted	$(0.41)	$(0.33)	$(0.92)	$(0.70)
Weighted average shares of common stock outstanding—basic	202,666,003	141,181,450	172,195,534	141,151,893
Weighted average shares of common stock outstanding—diluted	202,666,003	141,181,450	172,195,534	141,151,893

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(87,760)	$(47,557)	$(168,038)	$(100,912)
Currency translation adjustments	10,295	(695)	13,834	(3,380)
Net unrealized (losses) gains on derivative instruments:
Unrealized gains (losses)	850	3,441	(159)	12,211
Reclassification adjustment for realized gains	(1,613)	(2,867)	(2,679)	(5,414)
Total net unrealized (losses) gains on derivative instruments	(763)	574	(2,838)	6,797
Total other comprehensive income (loss)	9,532	(121)	10,996	3,417
Comprehensive loss	(78,228)	(47,678)	(157,042)	(97,495)
Comprehensive income attributable to Series A preferred units	(121)	(153)	(267)	(306)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,047)	(10,094)	(10,094)
Comprehensive income attributable to participating securities	—	(207)	—	(409)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	6,615	3,642	14,055	7,656
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	895	961	1,797	2,118
Comprehensive loss attributable to non-controlling interest in the operating partnership	1,971	1,246	4,271	2,312
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(73,915)	$(47,236)	$(147,280)	$(96,218)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2025
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, March 31, 2025	$425,000	141,392,410	$1,403	$2,362,920	$—	$(7,074)	$95,924	$160,212	$3,038,385
Contributions	—	—	—	—	—	—	—	6,936	6,936
Distributions	—	—	—	—	—	—	—	(6,959)	(6,959)
Sale of common stock	—	237,553,442	2,374	521,018	—	—	—	—	523,392
Sale of pre-funded warrants	—	—	—	138,451	—	—	—	—	138,451
Transaction costs	—	—	—	(5,039)	—	—	—	—	(5,039)
Settlement of restricted stock units for shares of common stock	—	208,178	2	(2)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(3,166)	—	—	—	—	—	—	—
Declared dividend	(5,047)	—	—	(83,149)	83,149	—	—	—	(5,047)
Amortization of share/unit-based compensation	—	—	—	785	—	—	17,200	—	17,985
Redemption of common units in operating partnership	—	—	—	492	—	—	(810)	—	(318)
Net income (loss)	5,047	—	—	—	(83,149)	—	(2,209)	(6,675)	(86,986)
Other comprehensive income	—	—	—	—	—	9,234	238	60	9,532
Balance, June 30, 2025	$425,000	379,150,864	$3,779	$2,935,476	$—	$2,160	$110,343	$153,574	$3,630,332

Balance, December 31, 2024	$425,000	141,279,102	$1,403	$2,437,484	$—	$(8,417)	$93,715	$169,452	$3,118,637
Contributions	—	—	—	—	—	—	—	9,925	9,925
Distributions	—	—	—	—	—	—	—	(11,748)	(11,748)
Sale of common stock	—	237,553,442	2,374	521,018	—	—	—	—	523,392
Sale of pre-funded warrants	—	—	—	138,451	—	—	—	—	138,451
Transaction costs	—	—	—	(5,039)	—	—	—	—	(5,039)
Settlement of restricted stock units for shares of common stock	—	386,158	3	(3)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(67,838)	(1)	(194)	—	—	—	—	(195)
Declared dividend	(10,094)	—	—	(157,943)	157,857	—	(267)	—	(10,447)
Amortization of share/unit-based compensation	—	—	—	1,210	—	—	21,976	—	23,186
Redemption of operating partnership units	—	—	—	492	—	—	(810)	—	(318)
Net income (loss)	10,094	—	—	—	(157,857)	—	(4,603)	(14,142)	(166,508)
Other comprehensive income	—	—	—	—	—	10,577	332	87	10,996
Balance, June 30, 2025	$425,000	379,150,864	$3,779	$2,935,476	$—	$2,160	$110,343	$153,574	$3,630,332

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and six months ended June 30, 2024
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, March 31, 2024	$425,000	141,144,592	$1,403	$2,753,640	$—	$3,033	$84,962	$120,526	$3,388,564
Contributions	—	—	—	—	—	—	—	8,481	8,481
Distributions	—	—	—	—	—	—	—	(4,612)	(4,612)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	—	—	55,593	55,593
Transaction costs	—	—	—	(79)	—	—	—	—	(79)
Settlement of restricted stock units for shares of common stock	—	87,769	—	—	—	—	—	—	—
Declared dividend	(5,047)	—	—	(53,938)	46,820	—	(390)	—	(12,555)
Amortization of share/unit-based compensation	—	—	—	1,284	—	—	6,002	—	7,286
Net income (loss)	5,047	—	—	—	(46,820)	—	(1,225)	(3,751)	(46,749)
Other comprehensive (loss) income	—	—	—	—	—	(209)	(21)	109	(121)
Balance, June 30, 2024	$425,000	141,232,361	$1,403	$2,700,907	$—	$2,824	$89,328	$176,346	$3,395,808

Balance, December 31, 2023	$425,000	141,034,806	$1,403	$2,651,798	$—	$(187)	$80,719	$335,439	$3,494,172
Contributions	—	—	—	—	—	—	—	13,185	13,185
Distributions	—	—	—	—	—	—	—	(18,697)	(18,697)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	—	—	55,593	55,593
Purchase of non-controlling interest	—	—	—	160,581	—	—	—	(201,518)	(40,937)
Transaction costs	—	—	—	(79)	—	—	—		(79)
Settlement of restricted stock units for shares of common stock	—	263,014	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(72,157)	(1)	(494)	—	—	—	—	(495)
Declared dividend	(10,094)	—	—	(113,158)	98,820	—	(1,039)	—	(25,471)
Amortization of share/unit-based compensation	—	—	—	2,127	—	—	12,093	—	14,220
Redemption of common units in operating partnership	—	6,698	—	133	—	—	(133)	—	—
Net income (loss)	10,094	—	—	—	(98,820)	—	(2,454)	(7,920)	(99,100)
Other comprehensive income	—	—	—	—	—	3,011	142	264	3,417
Balance, June 30, 2024	$425,000	141,232,361	$1,403	$2,700,907	$—	$2,824	$89,328	$176,346	$3,395,808

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(168,038)	$(100,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	187,836	178,652
Non-cash interest expense	9,730	3,909
Amortization of share/unit-based compensation	23,029	13,485
Straight-line rents	(4,037)	3,244
Straight-line rent expense	2,074	2,038
Amortization of above- and below-market leases, net	(1,882)	(2,703)
Amortization of above- and below-market ground leases, net	1,302	1,324
Amortization of lease incentive costs	2,060	500
Loss from unconsolidated real estate entities	1,459	3,224
Unrealized loss on non-real estate investments	237	1,943
Loss on extinguishment of debt	3,495	—
Gain on sale of real estate, net	(10,007)	—
Impairment loss	18,476	—
Deferred tax (benefit) provision	(19)	471
Change in operating assets and liabilities:
Accounts receivable	1,852	6,364
Deferred leasing costs and lease intangibles	(25,965)	(11,196)
Prepaid expenses and other assets	(16,197)	(12,226)
Accounts payable, accrued liabilities and other	6,005	17,427
Security deposits, prepaid rent and other	(2,914)	(4,794)
Net cash provided by operating activities	28,496	100,750
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	88,251	—
Additions to investment in real estate	(75,515)	(88,069)
Contributions to unconsolidated real estate entities	(9,314)	(30,492)
Distributions from unconsolidated real estate entities	378	—
Cash acquired from consolidation of previously unconsolidated real estate entity	—	8,814
Additions to non-real estate property, plant and equipment	(10,554)	(10,364)
Contributions to non-real estate investments	(2,248)	(919)
Distributions from non-real estate investments	924	—
Net cash used in investing activities	(8,078)	(121,030)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,006,000	112,341
Payments of unsecured and secured debt	(1,484,667)	(30,000)
Payments of loan costs	(12,077)	—
Fee for prepayment of notes payable	(2,965)	—
Proceeds from sale of common stock	523,392	—
Proceeds from sale of pre-funded warrants	138,451	—
Transaction costs	(5,039)	(79)
Redemption of series A preferred units	(3,921)	—
Redemption of operating partnership units	(318)	—
Dividends paid to common stock and unitholders	(353)	(15,377)
Dividends paid to preferred stock and unitholders	(10,361)	(10,400)
Contributions from redeemable non-controlling members in consolidated real estate entities	1,415	—
Distributions to redeemable non-controlling members in consolidated real estate entities	(7)	(3,924)
Contributions from non-controlling members in consolidated real estate entities	9,925	13,185
Distributions to non-controlling members in consolidated real estate entities	(11,748)	(18,697)
Purchase of non-controlling interest	—	(40,937)
Payments to satisfy tax withholding obligations	(195)	(48)
Settlement of earnout liability	—	(5,000)
Net cash provided by financing activities	147,532	1,064
Net increase (decrease) in cash and cash equivalents and restricted cash	167,950	(19,216)
Cash and cash equivalents and restricted cash—beginning of period	99,177	119,156
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$267,127	$99,940

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.             FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Investment in real estate, at cost	$8,211,478	$8,233,286
Accumulated depreciation and amortization	(1,895,060)	(1,791,108)
Investment in real estate, net	6,316,418	6,442,178
Non-real estate property, plant and equipment, net	129,253	127,067
Cash and cash equivalents	236,025	63,256
Restricted cash	31,102	35,921
Accounts receivable, net	13,454	14,505
Straight-line rent receivables, net	204,031	199,748
Deferred leasing costs and intangible assets, net	351,278	327,514
Operating lease right-of-use assets	347,698	370,826
Prepaid expenses and other assets, net	97,479	90,114
Investment in unconsolidated real estate entities	242,785	221,468
Goodwill	156,529	156,529
Assets associated with real estate held for sale	—	83,113
TOTAL ASSETS	$8,126,052	$8,132,239

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,690,429	$4,176,844
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	222,645	193,861
Operating lease liabilities	358,528	380,004
Intangible liabilities, net	19,790	21,838
Security deposits, prepaid rent and other	83,408	84,708
Liabilities associated with real estate held for sale	—	31,117
Total liabilities	4,440,936	4,954,508

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	5,894	9,815
Redeemable non-controlling interest in consolidated real estate entities	48,890	49,279

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at June 30, 2025 and December 31, 2024	425,000	425,000
Common units, 384,092,828 and 145,075,448 outstanding at June 30, 2025 and December 31, 2024, respectively	3,049,562	2,532,898
Accumulated other comprehensive income (loss)	2,196	(8,713)
Total Hudson Pacific Properties, L.P. partners’ capital	3,476,758	2,949,185
Non-controlling interest—members in consolidated real estate entities	153,574	169,452
Total capital	3,630,332	3,118,637
TOTAL LIABILITIES AND CAPITAL	$8,126,052	$8,132,239

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Office
Rental revenues	$150,533	$172,596	$308,926	$344,023
Service and other revenues	5,300	3,443	12,118	7,091
Total office revenues	155,833	176,039	321,044	351,114
Studio
Rental revenues	13,889	14,441	27,541	28,041
Service and other revenues	20,280	27,520	39,876	52,868
Total studio revenues	34,169	41,961	67,417	80,909
Total revenues	190,002	218,000	388,461	432,023
OPERATING EXPENSES
Office operating expenses	71,501	75,304	143,778	148,251
Studio operating expenses	36,552	37,952	77,533	75,061
General and administrative	27,776	20,705	46,259	40,415
Depreciation and amortization	94,751	86,798	187,836	178,652
Total operating expenses	230,580	220,759	455,406	442,379
OTHER (EXPENSES) INCOME
Loss from unconsolidated real estate entities	(205)	(2,481)	(1,459)	(3,224)
Fee income	1,476	1,371	2,835	2,496
Interest expense	(48,137)	(44,159)	(91,642)	(88,248)
Interest income	2,123	579	2,558	1,433
Management services reimbursement income—unconsolidated real estate entities	1,123	1,042	2,098	2,198
Management services expense—unconsolidated real estate entities	(1,123)	(1,042)	(2,098)	(2,198)
Transaction-related expenses	(451)	113	(451)	(2,037)
Unrealized gain (loss) on non-real estate investments	212	(1,045)	(237)	(1,943)
(Loss) gain on sale of real estate, net	(16)	—	10,007	—
Loss on extinguishment of debt	(1,637)	—	(3,495)	—
Impairment loss	—	—	(18,476)	—
Other (expense) income	(93)	1,334	(85)	1,477
Total other expenses	(46,728)	(44,288)	(100,445)	(90,046)
Loss before income tax provision	(87,306)	(47,047)	(167,390)	(100,402)
Income tax provision	(454)	(510)	(648)	(510)
Net loss	(87,760)	(47,557)	(168,038)	(100,912)
Net loss attributable to non-controlling interest in consolidated real estate entities	6,675	3,751	14,142	7,920
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	895	961	1,797	2,118
Net loss attributable to Hudson Pacific Properties, L.P.	(80,190)	(42,845)	(152,099)	(90,874)
Net income attributable to Series A preferred units	(121)	(153)	(267)	(306)
Net income attributable to Series C preferred units	(5,047)	(5,047)	(10,094)	(10,094)
Net income attributable to participating securities	—	(207)	—	(409)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(85,358)	$(48,252)	$(162,460)	$(101,683)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(0.41)	$(0.33)	$(0.92)	$(0.70)
Net loss attributable to common unitholders—diluted	$(0.41)	$(0.33)	$(0.92)	$(0.70)
Weighted average shares of common units outstanding—basic	207,672,364	144,859,277	177,214,424	144,673,725
Weighted average shares of common units outstanding—diluted	207,672,364	144,859,277	177,214,424	144,673,725

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(87,760)	$(47,557)	$(168,038)	$(100,912)
Currency translation adjustments	10,295	(695)	13,834	(3,380)
Net unrealized (losses) gains on derivative instruments:
Unrealized gains (losses)	850	3,441	(159)	12,211
Reclassification adjustment for realized gains	(1,613)	(2,867)	(2,679)	(5,414)
Total net unrealized (losses) gains on derivative instruments	(763)	574	(2,838)	6,797
Total other comprehensive income (loss)	9,532	(121)	10,996	3,417
Comprehensive loss	(78,228)	(47,678)	(157,042)	(97,495)
Comprehensive income attributable to Series A preferred units	(121)	(153)	(267)	(306)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,047)	(10,094)	(10,094)
Comprehensive income attributable to participating securities	—	(207)	—	(409)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	6,615	3,642	14,055	7,656
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	895	961	1,797	2,118
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(75,886)	$(48,482)	$(151,551)	$(98,530)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2025
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital		Total Capital
Balance, March 31, 2025	$425,000	146,465,291	$2,460,449	$(7,276)	$2,878,173	$160,212	$3,038,385
Contributions	—	—	—	—	—	6,936	6,936
Distributions	—	—	—	—	—	(6,959)	(6,959)
Issuance of common units	—	237,775,152	523,392	—	523,392	—	523,392
Issuance of pre-funded warrants	—	—	138,451	—	138,451	—	138,451
Transaction costs	—	—	(5,039)	—	(5,039)	—	(5,039)
Units withheld to satisfy tax withholding obligations	—	(3,166)	—	—	—	—	—
Declared distributions	(5,047)	—	—	—	(5,047)	—	(5,047)
Amortization of unit-based compensation	—	—	17,985	—	17,985	—	17,985
Redemption of common units in the operating partnership		(144,449)	(318)	—	(318)	—	(318)
Net income (loss)	5,047	—	(85,358)	—	(80,311)	(6,675)	(86,986)
Other comprehensive income	—	—	—	9,472	9,472	60	9,532
Balance, June 30, 2025	$425,000	384,092,828	$3,049,562	$2,196	$3,476,758	$153,574	$3,630,332

Balance, December 31, 2024	$425,000	145,075,448	$2,532,898	$(8,713)	$2,949,185	$169,452	$3,118,637
Contributions	—	—	—	—	—	9,925	9,925
Distributions	—	—	—	—	—	(11,748)	(11,748)
Issuance of common units	—	239,229,667	523,392	—	523,392	—	523,392
Issuance of pre-funded warrants	—	—	138,451	—	138,451	—	138,451
Transaction costs	—	—	(5,039)	—	(5,039)	—	(5,039)
Units withheld to satisfy tax withholding obligations	—	(67,838)	(195)	—	(195)	—	(195)
Declared distributions	(10,094)	—	(353)	—	(10,447)	—	(10,447)
Amortization of unit-based compensation	—	—	23,186	—	23,186	—	23,186
Redemption of common units in the operating partnership	—	(144,449)	(318)	—	(318)	—	(318)
Net income (loss)	10,094	—	(162,460)	—	(152,366)	(14,142)	(166,508)
Other comprehensive income	—	—	—	10,909	10,909	87	10,996
Balance, June 30, 2025	$425,000	384,092,828	$3,049,562	$2,196	$3,476,758	$153,574	$3,630,332

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and six months ended June 30, 2024
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital		Total Capital
Balance, March 31, 2024	$425,000	144,822,419	$2,839,717	$3,321	$3,268,038	$120,526	$3,388,564
Contributions	—	—	—	—	—	8,481	8,481
Distributions	—	—	—	—	—	(4,612)	(4,612)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	55,593	55,593
Transaction costs	—	—	(79)	—	(79)	—	(79)
Issuance of common units	—	87,769	—	—	—	—	—
Declared distributions	(5,047)	—	(7,508)	—	(12,555)	—	(12,555)
Amortization of unit-based compensation	—	—	7,286	—	7,286	—	7,286
Net income (loss)	5,047	—	(48,045)	—	(42,998)	(3,751)	(46,749)
Other comprehensive (loss) income	—	—	—	(230)	(230)	109	(121)
Balance, June 30, 2024	$425,000	144,910,188	$2,791,371	$3,091	$3,219,462	$176,346	$3,395,808

Balance, December 31, 2023	$425,000	143,845,239	$2,733,795	$(62)	$3,158,733	$335,439	$3,494,172
Contributions	—	—	—	—	—	13,185	13,185
Distributions	—	—	—	—	—	(18,697)	(18,697)
Purchase of non-controlling interest	—	—	160,581	—	160,581	(201,518)	(40,937)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	55,593	55,593
Transaction costs	—	—	(79)	—	(79)	—	(79)
Issuance of common units	—	1,137,106	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(72,157)	(495)	—	(495)	—	(495)
Declared distributions	(10,094)	—	(15,377)	—	(25,471)	—	(25,471)
Amortization of unit-based compensation	—	—	14,220	—	14,220	—	14,220
Net income (loss)	10,094	—	(101,274)	—	(91,180)	(7,920)	(99,100)
Other comprehensive income	—	—	—	3,153	3,153	264	3,417
Balance, June 30, 2024	$425,000	144,910,188	$2,791,371	$3,091	$3,219,462	$176,346	$3,395,808

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(168,038)	$(100,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	187,836	178,652
Non-cash interest expense	9,730	3,909
Amortization of share/unit-based compensation	23,029	13,485
Straight-line rents	(4,037)	3,244
Straight-line rent expenses	2,074	2,038
Amortization of above- and below-market leases, net	(1,882)	(2,703)
Amortization of above- and below-market ground leases, net	1,302	1,324
Amortization of lease incentive costs	2,060	500
Loss from unconsolidated real estate entities	1,459	3,224
Unrealized loss on non-real estate investments	237	1,943
Loss on extinguishment of debt	3,495	—
Gain on sale of real estate, net	(10,007)	—
Impairment loss	18,476	—
Deferred tax (benefit) provision	(19)	471
Change in operating assets and liabilities:
Accounts receivable	1,852	6,364
Deferred leasing costs and lease intangibles	(25,965)	(11,196)
Prepaid expenses and other assets	(16,197)	(12,226)
Accounts payable, accrued liabilities and other	6,005	17,427
Security deposits, prepaid rent and other	(2,914)	(4,794)
Net cash provided by operating activities	28,496	100,750
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	88,251	—
Additions to investment in real estate	(75,515)	(88,069)
Contributions to unconsolidated real estate entities	(9,314)	(30,492)
Distributions from unconsolidated real estate entities	378	—
Cash acquired from consolidation of previously unconsolidated real estate entity	—	8,814
Additions to non-real estate property, plant and equipment	(10,554)	(10,364)
Contributions to non-real estate investments	(2,248)	(919)
Distributions from non-real estate investments	924	—
Net cash used in investing activities	(8,078)	(121,030)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,006,000	112,341
Payments of unsecured and secured debt	(1,484,667)	(30,000)
Payments of loan costs	(12,077)	—
Fee for prepayment of notes payable	(2,965)	—
Proceeds from issuance of common units	523,392	—
Proceeds from issuance of pre-funded warrants	138,451	—
Transaction costs	(5,039)	(79)
Redemption of series A preferred units	(3,921)	—
Redemption of common units	(318)
Distributions paid to common unitholders	(353)	(15,377)
Distributions paid to preferred unitholders	(10,361)	(10,400)
Contributions from redeemable non-controlling members in consolidated real estate entities	1,415	—
Distributions to redeemable non-controlling members in consolidated real estate entities	(7)	(3,924)
Contributions from non-controlling members in consolidated real estate entities	9,925	13,185
Distributions to non-controlling members in consolidated real estate entities	(11,748)	(18,697)
Purchase of non-controlling interest	—	(40,937)
Payments to satisfy tax withholding obligations	(195)	(48)
Settlement of earnout liability	—	(5,000)
Net cash provided by financing activities	147,532	1,064
Net increase (decrease) in cash and cash equivalents and restricted cash	167,950	(19,216)
Cash and cash equivalents and restricted cash—beginning of period	99,177	119,156
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$267,127	$99,940

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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of June 30, 2025:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	41	12,687,098
Studio	4	1,473,568
Future development	5	1,616,242
Total consolidated portfolio	50	15,776,908
Unconsolidated portfolio(1)
Office(2)	1	1,524,254
Studio(3)	1	232,000
Future development(4)	2	1,617,347
Total unconsolidated portfolio	4	3,373,601
TOTAL	54	19,150,509
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
As of June 30, 2025, the Company has determined that its operating partnership and 19 joint ventures met the definition of a VIE. 13 of these joint ventures are consolidated and six are unconsolidated.

Consolidated Joint Ventures

As of June 30, 2025, the operating partnership has determined that 13 of its joint ventures met the definition of a VIE and are consolidated:

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
3.Sun Valley Services, LLC is the TRS related to Sunset Glenoaks Studios.

As of June 30, 2025 and December 31, 2024, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of June 30, 2025, the Company has determined it is not the primary beneficiary of six of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. Refer to Note 5 for further details regarding our investments in unconsolidated joint ventures.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Revenue from Contracts with Customers

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Ancillary revenues	$19,016	$26,187	$37,572	$50,387
Other revenues	$5,928	$4,257	$13,282	$8,611
Studio-related tenant recoveries	$636	$519	$1,140	$961
Management fee income	$1,476	$1,371	$2,835	$2,496
Management services reimbursement income	$1,123	$1,042	$2,098	$2,198

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	June 30, 2025	December 31, 2024
Ancillary revenues	$3,935	$4,834
Other revenues	$930	$1,107

Goodwill

As of June 30, 2025 and December 31, 2024, the carrying value of goodwill was $156.5 million. Goodwill was not impaired during the six months ended June 30, 2025 and 2024.

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

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	June 30, 2025	December 31, 2024
Land	$1,225,230	$1,235,974
Building and improvements	6,201,663	6,101,787
Tenant improvements	727,451	728,186
Furniture and fixtures	5,842	5,895
Property under development	51,292	161,444
INVESTMENT IN REAL ESTATE, AT COST	$8,211,478	$8,233,286

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the six months ended June 30, 2025.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Dispositions of Real Estate

The following table summarizes information on dispositions completed during the six months ended June 30, 2025. These properties were considered non-strategic to the Company’s portfolio:

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)	(Loss) Gain on Sale(2) (in millions)
Maxwell	Office	1/22/2025	102,963	$46.0	$(2.2)
Foothill Research Center	Office	3/4/2025	195,121	$23.0	$12.2
625 Second	Office	5/30/2025	138,354	$28.0	$—
__________________
1.Represents gross sales price before certain credits, prorations and closing costs.
2.Included within (loss) gain on sale of real estate, net on the Consolidated Statements of Operations.

The Company had no dispositions of real estate during the six months ended June 30, 2024.

Impairment of Long-Lived Assets

During the six months ended June 30, 2025, the Company recorded an impairment charge of $18.4 million related to the real estate assets of its 625 Second office property. The impairment charge reflects a shortened expected holding period for the property and a reduction in the carrying value of the property to its estimated fair value based on the contractual sales price, which is considered a Level 2 measurement. The impairment charge is recorded within impairment loss on the Consolidated Statement of Operations. The property was classified as held for sale as of March 31, 2025 and was subsequently sold on May 30, 2025.

The Company had no impairments of real estate during the six months ended June 30, 2024.

4. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	June 30, 2025	December 31, 2024
Trailers	$80,569	$77,903
Production equipment	43,166	42,954
Trucks and other vehicles	22,986	22,035
Leasehold improvements	26,419	21,792
Furniture, fixtures and equipment	2,135	2,454
Other equipment	18,340	14,912
Non-real estate property, plant and equipment, at cost	193,615	182,050
Accumulated depreciation	(64,362)	(54,983)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$129,253	$127,067

The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the six months ended June 30, 2025 and 2024.

5. Investment in Unconsolidated Real Estate Entities

The following table summarizes the Company’s investments in unconsolidated joint ventures:

Property	Property Type	Submarket	Ownership Interest	Functional Currency
Sunset Waltham Cross Studios	Future Development	Broxbourne, United Kingdom	35%	Pound sterling	(1)
Bentall Centre	Operating Property	Downtown Vancouver	20%	Canadian dollar	(2)(3)
Sunset Pier 94 Studios	Development	Manhattan	51%	U.S. dollar	(4)
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
3.The Company has provided a recourse carve-out guarantee on the joint venture’s outstanding indebtedness in the amount of $95.6 million. The likelihood of loss relating to the guarantee is remote as of June 30, 2025.
4.The Company owns 51% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns the Sunset Pier 94 Studios development. The Company’s resulting economic interest in the development is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a recourse carve-out guarantee in the amount of $24.5 million, a completion guarantee and a guarantee of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of June 30, 2025.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.3 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	June 30, 2025	December 31, 2024
ASSETS
Investment in real estate, net	$1,164,370	$1,089,951
Other assets	54,852	41,177
TOTAL ASSETS	$1,219,222	$1,131,128

LIABILITIES
Secured debt, net	$475,688	$447,581
Other liabilities	57,717	49,115
TOTAL LIABILITIES	533,405	496,696

Company’s capital(1)	208,491	193,732
Partners’ capital	477,326	440,700
TOTAL CAPITAL	685,817	634,432

TOTAL LIABILITIES AND CAPITAL	$1,219,222	$1,131,128
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the loss from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
TOTAL REVENUES	$16,586	$21,787	$32,266	$39,065

TOTAL EXPENSES	17,461	31,943	39,158	53,696

NET LOSS	$(875)	$(10,156)	$(6,892)	$(14,631)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	June 30, 2025	December 31, 2024
Deferred leasing costs and in-place lease intangibles	$246,303	$244,463
Accumulated amortization	(121,416)	(116,868)
Deferred leasing costs and in-place lease intangibles, net	124,887	127,595
Lease incentives	73,241	34,352
Accumulated amortization	(3,065)	(1,203)
Lease incentives, net	70,176	33,149
Below-market ground leases	74,930	74,930
Accumulated amortization	(22,907)	(21,626)
Below-market ground leases, net	52,023	53,304
Above-market leases	200	636
Accumulated amortization	(188)	(437)
Above-market leases, net	12	199
Customer relationships	97,900	97,900
Accumulated amortization	(47,388)	(40,380)
Customer relationships, net	50,512	57,520
Non-competition agreements	5,300	8,200
Accumulated amortization	(4,105)	(4,926)
Non-competition agreements, net	1,195	3,274
Trade name	37,200	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$351,278	$327,514

Below-market leases	$39,628	$40,535
Accumulated amortization	(19,838)	(18,697)
INTANGIBLE LIABILITIES, NET	$19,790	$21,838

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred leasing costs and in-place lease intangibles(1)	$(7,657)	$(8,728)	$(17,353)	$(16,500)
Lease incentives(2)	$(1,238)	$(222)	$(1,862)	$(222)
Below-market ground leases(3)	$(651)	$(672)	$(1,302)	$(1,345)
Above-market leases(2)	$(1)	$(16)	$(166)	$(29)
Customer relationships(1)	$(3,505)	$(3,504)	$(7,009)	$(7,008)
Non-competition agreements(1)	$1,136	$(411)	$(2,080)	$(823)
Below-market leases(2)	$1,017	$1,298	$2,048	$2,732
Above-market ground leases(3)	$—	$10	$—	$21
__________________
1.Amortization is recorded in depreciation and amortization expenses on the Consolidated Statements of Operations.
2.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.
3.Amortization is recorded in office and studio operating expenses on the Consolidated Statements of Operations.

During the six months ended June 30, 2025, the Company recorded a $0.1 million impairment charge related to the deferred leasing costs and intangible assets of the 625 Second office property. See Note 3 for details. The impairment charge is recorded within impairment loss on the Consolidated Statement of Operations.

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

Accounts Receivable

As of June 30, 2025, accounts receivable was $13.8 million and there was a $0.3 million allowance for doubtful accounts. As of December 31, 2024, accounts receivable was $15.0 million and there was a $0.5 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of June 30, 2025, straight-line rent receivables was $204.0 million and there was no allowance for doubtful accounts. As of December 31, 2024, straight-line rent receivables was $199.7 million and there was no allowance for doubtful accounts.

8. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	June 30, 2025	December 31, 2024
Non-real estate investments	$48,460	$50,373
Deferred tax assets	27	8
Interest rate derivative assets	4,047	4,325
Prepaid insurance	17,033	10,074
Deferred financing costs, net	1,716	2,165
Prepaid property tax	—	2,129
Other	26,196	21,040
PREPAID EXPENSES AND OTHER ASSETS, NET	$97,479	$90,114

Non-Real Estate Investments

The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized gain (loss) on non-real estate investments on the Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized an unrealized gain of $0.2 million and an unrealized loss of $0.2 million, respectively, on its non-real estate investments due to the changes in fair value. During the three and six months ended June 30, 2024, the Company recognized unrealized losses of $1.0 million and $1.9 million, respectively, on its non-real estate investments due to the observable changes in fair value. As of June 30, 2025, the cumulative unrealized gain of the the investments is $6.6 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
9. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	June 30, 2025	December 31, 2024	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$—	$320,000	SOFR + 1.15% to 1.60%	12/21/2026	(5)
Series B notes	—	259,000	4.69%	12/16/2025
Series C notes	—	56,000	4.79%	12/16/2027
Series D notes	—	150,000	3.98%	7/6/2026
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	1,650,000	2,435,000

Secured debt
Hollywood Media Portfolio CMBS(7)	1,100,000	1,100,000	SOFR + 1.10%	8/9/2026	(8)
Acquired Hollywood Media Portfolio CMBS debt	(30,233)	(30,233)	SOFR + 2.11%	8/9/2026	(8)
Hollywood Media Portfolio CMBS, net(9)(10)	1,069,767	1,069,767
Element LA	—	168,000	4.59%	11/6/2025
1918 Eighth(11)	314,300	314,300	SOFR + 1.40%	12/18/2025
Hill7(12)	101,000	101,000	3.38%	11/6/2028
Sunset Glenoaks Studios(13)	100,600	99,600	SOFR + 3.10%	1/9/2027	(14)
Office Portfolio CMBS(15)(16)	473,333	—	SOFR + 3.76%	4/9/2030	(17)
Total secured debt	2,059,000	1,752,667
Total unsecured and secured debt	3,709,000	4,187,667
Unamortized deferred financing costs/loan discounts(18)	(18,571)	(10,823)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,690,429	$4,176,844

JOINT VENTURE PARTNER DEBT(19)	$66,136	$66,136	4.50%	10/9/2032	(20)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2025, which may be different than the interest rates as of December 31, 2024 for the corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of June 30, 2025, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.33%.
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
7.This loan is secured by eight properties: Sunset Gower Studios, Sunset Las Palmas Studios, Sunset Bronson Studios, 6040 Sunset, Harlow, ICON, CUE and EPIC.
8.Includes the option to extend the initial maturity date of August 9, 2023 three times for an additional one-year term each at the sole discretion of the Company. The three extension options were executed on August 9, 2023, June 13, 2024 and June 9, 2025.
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
15.This loan is secured by six office properties: Element LA, 11601 Wilshire, 5th & Bell, 450 Alaskan, 1740 Technology and 275 Brannan.
16.The loan requires monthly payments of principal and interest. The floating interest rate on $250.0 million of principal has been effectively fixed at 3.41% through the use of an interest rate swap. The floating interest rate on $222.5 million of principal is effectively fixed at 3.35% through the use of an interest rate cap.
17.Includes the option to extend the initial maturity date of April 9, 2027 three times for an additional one-year term each, permitting certain financial and other covenants are met.
18.Excludes deferred financing costs related to the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. Refer to Note 8 for details.
19.This amount relates to debt attributable to Allianz U.S. Private REIT LP (“Allianz”), the Company’s partner in the joint venture that owns the Ferry Building property.
20.Includes the option to extend the initial maturity date of October 9, 2028 twice for additional two-year terms each, permitting certain financial covenants are met.

Current Year Activity

During the six months ended June 30, 2025, there were $320.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

During the six months ended June 30, 2025, the Company secured the Office Portfolio CMBS loan (a commercial mortgage-backed securities loan) with an aggregate principal amount of $475.0 million. This loan is secured by six office properties. The Company used the proceeds from the loan to repay $259.0 million on its unsecured revolving credit facility and to repay the $168.0 million loan secured by the Element LA property. The early repayment of the Element LA loan resulted in a $1.9 million loss on extinguishment of debt on the Consolidated Statements of Operations.

During the six months ended June 30, 2025, the Company amended its unsecured revolving credit facility agreement to adjust certain definitions and covenant calculations beginning with the period ending December 31, 2024. The amendment also resulted in a decrease in the total capacity from $900.0 million to $775.0 million.

During the six months ended June 30, 2025, the Company fully repaid its Series B, Series C and Series D notes. The early repayment of the notes resulted in a $1.6 million loss on extinguishment of debt on the Consolidated Statements of Operations.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of June 30, 2025:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2025	$314,300	$—
2026	1,069,767	—
2027	500,600	—
2028	451,000	—
2029	500,000	—
Thereafter	873,333	66,136
TOTAL	$3,709,000	$66,136

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

The following table summarizes existing covenants and their covenant levels as of June 30, 2025 related to our unsecured revolving credit facility and term loans:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	41.3%
Unsecured indebtedness to unencumbered asset value	≤ 60%	32.4%
Adjusted EBITDA to fixed charges	≥ 1.4x	1.5x
Secured indebtedness to total asset value	≤ 45%	24.2%
Unencumbered NOI to unsecured interest expense	≥ 1.75x	1.9x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of June 30, 2025:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	40.5%
Total unencumbered assets to unsecured debt	≥ 150%	322.0%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	1.8x
Secured debt to total assets	≤ 40%	23.1%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of June 30, 2025.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of June 30, 2025.

Interest Expense

The following table represents a reconciliation from gross interest expense to interest expense on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross interest expense(1)	$53,137	$53,077	$102,264	$103,733
Capitalized interest	(10,272)	(10,912)	(20,352)	(19,394)
Non-cash interest expense(2)	5,272	1,994	9,730	3,909
INTEREST EXPENSE	$48,137	$44,159	$91,642	$88,248
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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of June 30, 2025 and December 31, 2024:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Type of Instrument	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate	June 30, 2025	December 31, 2024
1918 Eighth	Swap	Cash flow hedge	$172,865	February 2023	October 2025	3.75%	$261	$524
1918 Eighth	Cap	Partial cash flow hedge(1)	$314,300	June 2023	December 2025	5.00%	1	62
1918 Eighth	Sold cap(2)	Mark-to-market	$172,865	June 2023	December 2025	5.00%	(1)	(34)
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	1,709	3,663
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	(727)	(267)
Hollywood Media Portfolio CMBS	Cap	Partial cash flow hedge(1)	$1,100,000	August 2024	August 2025	6.01%	—	4
Hollywood Media Portfolio CMBS	Sold cap(2)	Mark-to-market	$561,000	August 2024	August 2025	6.01%	—	(2)
Sunset Glenoaks Studios	Cap	Cash flow hedge	$100,600	January 2025	January 2026	4.50%	9	72
Office Portfolio CMBS	Cap	Mark-to-market	$475,000	March 2025	April 2027	4.96%	220	—
Office Portfolio CMBS	Sold cap(2)	Mark-to-market	$475,000	March 2025	April 2027	4.96%	(216)	—
Office Portfolio CMBS(3)	Cap	Cash flow hedge	$222,501	April 2025	April 2027	3.35%	1,847	—
Office Portfolio CMBS	Swap	Cash flow hedge	$250,000	April 2025	April 2029	3.41%	(443)	—
TOTAL							$2,660	$4,022
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
3.The notional amount decreases on a monthly basis to follow the amortization of the underlying debt instrument.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of June 30, 2025, the Company expects $1.8 million of unrealized gain included in accumulated other comprehensive income will be reclassified as a reduction to interest expense in the next 12 months.

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

The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a TRS for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. During the three and six months ended June 30, 2025, the Company recorded an income tax provision of $0.5 million and $0.6 million, respectively. During the three and six months ended June 30, 2024, the Company recognized an income tax provision of $0.5 million.

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is recognized when it is determined that it is more likely than not that a deferred tax asset will not be realized. Considering all available evidence, the realizability of the Company’s deferred tax assets is not reasonably assured; therefore, the Company has recorded a valuation allowance against substantially all of its deferred tax assets as of June 30, 2025 and December 31, 2024. As additional evidence to support the realizability of the deferred tax assets becomes available, the Company may reverse the valuation allowance.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2025, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2021. The Company has assessed its tax positions for all open years, which as of June 30, 2025 included 2022 to 2024 for federal purposes and 2021 to 2024 for state purposes, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2025 to 2045.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of June 30, 2025:

Year	Amount
Remaining 2025	$250,237
2026	484,450
2027	427,945
2028	360,852
2029	291,715
Thereafter	819,634
TOTAL	$2,634,833

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 10 ground leases, six sound stage leases, four office leases and 17 other leases as of June 30, 2025. The weighted average remaining lease term was 22 years as of June 30, 2025. The weighted average incremental borrowing rate used to calculate the right-of-use (“ROU”) assets and lease liabilities was 5.7% as of June 30, 2025. The Company’s operating lease obligations have expiration

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
dates ranging from 2025 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of June 30, 2025, the present value of the remaining contractual payments of $657.5 million under the Company’s operating lease agreements was $358.5 million. The corresponding operating lease ROU assets amounted to $347.7 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of June 30, 2025:

Year	Lease Payments(1)
Remaining 2025	$18,046
2026	36,635
2027	37,611
2028	36,897
2029	34,725
Thereafter	493,631
Total operating lease payments	657,545
Less: interest portion	(299,017)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$358,528
__________________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Variable rental expense	$1,459	$2,754	$2,454	$4,857
Minimum rental expense	$10,866	$11,313	$28,014	$22,632

13. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$4,047	$—	$4,047	$—	$4,325	$—	$4,325
Interest rate derivative liabilities(2)	$—	$(1,387)	$—	$(1,387)	$—	$(303)	$—	$(303)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$48,460	$—	$—	$—	$47,373
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

The table below represents the carrying value and fair value of the Company’s debt as of:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$1,650,000	$1,500,677	$2,435,000	$2,040,075
Secured debt(1)	$2,059,000	$2,054,087	$1,752,667	$1,741,090
Consolidated joint venture partner debt	$66,136	$61,292	$66,136	$60,637
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

14. Share/Unit-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of June 30, 2025, there were 10.1 million common shares available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $2.74.

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

For 2024, the Compensation Committee adopted an annual equity award program for its top three executive officers consisting of a grant of time-based operating partnership performance units and a grant of market-based operating partnership performance units. The time-based awards were to vest in equal annual installments over the applicable service vesting period, which was five years. The market-based awards were to vest upon satisfaction of both the performance and service-based requirements. In June 2025, the top three executive officers agreed to a cancellation of their 2024 performance unit equity awards, which resulted in the accelerated recognition of the remaining unamortized compensation expense of $14.3 million during the three and six months ended June 30, 2025, which is recorded in general and administrative on the Consolidated Statements of Operations.

The Compensation Committee did not adopt a performance-based equity award program for 2025.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table presents the classification and amount recognized for share/unit-based compensation related to the Company’s awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expensed share/unit-based compensation(1)(2)	$17,889	$6,918	$23,029	$13,485
Capitalized share/unit-based compensation(3)	449	484	862	1,089
TOTAL SHARE/UNIT-BASED COMPENSATION(4)	$18,338	$7,402	$23,891	$14,574
_________________
1.Amounts are recorded in general and administrative expenses, office operating expenses and studio operating expenses on the Consolidated Statements of Operations.
2.Amounts expensed during the three and six months ended June 30, 2025 include $14.3 million of accelerated expense recognized in connection with the cancellation of the 2024 performance unit equity awards.
3.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
4.Amounts are recorded in accounts payable, accrued liabilities and other, additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and six months ended June 30, 2025 and 2024, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Basic and diluted net loss available to common stockholders	$(83,149)	$(47,027)	$(157,857)	$(99,229)
Denominator:
Basic weighted average common shares outstanding(1)	202,666,003	141,181,450	172,195,534	141,151,893
Effect of dilutive instruments(2)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	202,666,003	141,181,450	172,195,534	141,151,893
Basic earnings per common share	$(0.41)	$(0.33)	$(0.92)	$(0.70)
Diluted earnings per common share	$(0.41)	$(0.33)	$(0.92)	$(0.70)

__________________
1.Basic weighted average common shares outstanding includes common shares issuable upon the exercise of pre-funded warrants in the amounts of 14,214,777 and 7,146,656 for the three and six months ended June 30, 2025, respectively. The warrants are exercisable at any time for nominal consideration.
2.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and six months ended June 30, 2025 and 2024, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Basic and diluted net loss available to common unitholders	$(85,358)	$(48,252)	$(162,460)	$(101,683)
Denominator:
Basic weighted average common units outstanding(1)	207,672,364	144,859,277	177,214,424	144,673,725
Effect of dilutive instruments(2)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	207,672,364	144,859,277	177,214,424	144,673,725
Basic earnings per common unit	$(0.41)	$(0.33)	$(0.92)	$(0.70)
Diluted earnings per common unit	$(0.41)	$(0.33)	$(0.92)	$(0.70)
__________________
1.Basic weighted average common units outstanding includes common units issuable upon the exercise of pre-funded warrants in the amounts of 14,214,777 and 7,146,656 for the three and six months ended June 30, 2025, respectively. The warrants are exercisable at any time for nominal consideration.
2.The operating partnership includes unvested awards as contingently issuable units in the computation of diluted earnings per unit once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per unit calculation.

16. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of June 30, 2025 and December 31, 2024, there were 235,768 and 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company, respectively. These Series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit. The units are convertible at the option of the holder into common units or redeemable for cash or, at the Company’s election, exchangeable for registered shares of common stock.

During the three months ended June 30, 2025, 100,000 units were redeemed for cash consideration of $2.5 million. During the six months ended June 30, 2025, 156,830 units were redeemed for cash consideration of $3.9 million.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities	Series A Redeemable Preferred Units	Consolidated Real Estate Entity
BEGINNING OF PERIOD	$8,394	$48,377	$9,815	$49,279
Contributions	—	1,415	—	1,415
Distributions	—	(7)	—	(7)
Declared dividend	(121)	—	(267)	—
Net income (loss)	121	(895)	267	(1,797)
Redemption of preferred units	(2,500)	—	(3,921)	—
END OF PERIOD	$5,894	$48,890	$5,894	$48,890

17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive income (loss) (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2024	$2,785	$(11,202)	$(8,417)
Unrealized (loss) gain recognized in AOCI	(73)	13,344	13,271
Reclassification from AOCI into income(1)	(2,694)	—	(2,694)
Net change in AOCI	(2,767)	13,344	10,577
BALANCE AT JUNE 30, 2025	$18	$2,142	$2,160
__________________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statement of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2024	$2,889	$(11,602)	$(8,713)
Unrealized (loss) gain recognized in AOCI	(115)	13,834	13,719
Reclassification from AOCI into income(1)	(2,810)	—	(2,810)
Net change in AOCI	(2,925)	13,834	10,909
BALANCE AT JUNE 30, 2025	$(36)	$2,232	$2,196
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

During the three and six months ended June 30, 2025, 144,449 common units were redeemed for cash consideration of $0.3 million.

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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	June 30, 2025	December 31, 2024
Company-owned common units in the operating partnership	379,150,864	141,279,102
Company’s ownership interest percentage	98.7%	97.4%
Non-controlling common units in the operating partnership(1)	4,941,964	3,796,346
Non-controlling ownership interest percentage	1.3%	2.6%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of June 30, 2025, this amount represents both common units and performance units of 406,520 and 4,535,444, respectively. As of December 31, 2024, this amount represents both common units and performance units in the amount of 550,969 and 3,245,377, respectively.

Common Stock Activity

On June 13, 2025, the Company sold in an underwritten public offering 237,553,442 shares of common stock and pre-funded warrants to purchase 71,863,597 shares of common stock. The pre-funded warrants have an exercise price of $0.01 per share and can be exercised at any time on or after June 13, 2025 at the option of the holder. The gross proceeds from the offering amounted to $689.3 million ($529.7 million from common stock and $159.6 million from pre-funded warrants). In connection with the offering, we paid underwriting fees of $27.4 million and other transaction costs of $5.0 million, resulting in net proceeds of $656.9 million. The proceeds from the offering were used to fully repay the outstanding amount under the unsecured revolving credit facility and for general corporate purposes.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three and six months ended June 30, 2025. A cumulative total of $65.8 million has been sold as of June 30, 2025.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. The Company did not utilize the share repurchase program during the three and six months ended June 30, 2025. Since commencement of the program, a cumulative total of $214.7 million had been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock(1)	$—	$0.05	$—	$0.10
Common units and vested performance units(1)	$—	$0.05	$—	$0.10
Series A preferred units	$0.3906	$0.3906	$0.7812	$0.7812
Series C preferred stock	$0.296875	$0.296875	$0.593750	$0.593750

Unvested performance units(1)(2)	$—	$0.005	$—	$0.010
Payment date	June 30, 2025	June 27, 2024	N/A	N/A
Record date	June 20, 2025	June 17, 2024	N/A	N/A
_________________
1.The Company did not pay a quarterly common stock dividend during the first and second quarters of 2025. As a result, no quarterly common unit and performance unit dividends were paid.
2.Performance units are entitled to dividends equal to the common stock dividends declared by the Company. During their vesting period, unvested performance units receive 10% of declared dividends, with the remainder payable as soon as practicable after the vesting date. During the three and six months ended June 30, 2025, the Company paid $0 and $0.4 million, respectively, of accrued dividends related to the performance units that vested on December 31, 2024.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Office segment
Core office revenues	$152,696	$173,063	$314,865	$345,030
Core office expenses
Utilities	(5,973)	(6,085)	(12,038)	(12,156)
Taxes	(16,244)	(18,261)	(33,217)	(36,836)
Administrative	(7,310)	(7,293)	(14,900)	(14,560)
Insurance	(5,548)	(6,804)	(12,212)	(13,230)
Other segment expenses(1)	(33,289)	(33,885)	(65,232)	(65,385)
Total core office expenses	(68,364)	(72,328)	(137,599)	(142,167)
Office net operating income	84,332	100,735	177,266	202,863
Studio segment
Studio revenues	34,169	41,961	67,417	80,909
Studio expenses
Rent expense & real estate taxes	(8,699)	(8,189)	(22,460)	(16,558)
Cost of goods sold	(5,101)	(7,661)	(9,905)	(15,423)
Other segment expenses(2)	(22,752)	(22,102)	(45,168)	(43,080)
Total studio expenses	(36,552)	(37,952)	(77,533)	(75,061)
Studio net operating income	(2,383)	4,009	(10,116)	5,848
TOTAL SEGMENT PROFIT	$81,949	$104,744	$167,150	$208,711
_________________
1.Includes ground lease rent, cleaning, parking, engineering, security, mechanical, electrical & plumbing and repairs & maintenance expenses.
2.Includes administrative, utilities, security, cleaning, engineering and repairs & maintenance expenses.

The table below presents the reconciliation of segment revenue to consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Office segment
Core office revenues	$152,696	$173,063	$314,865	$345,030
Chargebacks	3,137	2,976	6,179	6,084
Total office revenues	155,833	176,039	321,044	351,114
Studio segment
Total studio revenues	34,169	41,961	67,417	80,909
Total revenues	$190,002	$218,000	$388,461	$432,023

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below reconciles net loss to total profit from all segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET LOSS	$(87,760)	$(47,557)	$(168,038)	$(100,912)
General and administrative	27,776	20,705	46,259	40,415
Depreciation and amortization	94,751	86,798	187,836	178,652
Loss from unconsolidated real estate entities	205	2,481	1,459	3,224
Fee income	(1,476)	(1,371)	(2,835)	(2,496)
Interest expense	48,137	44,159	91,642	88,248
Interest income	(2,123)	(579)	(2,558)	(1,433)
Management services reimbursement income—unconsolidated real estate entities	(1,123)	(1,042)	(2,098)	(2,198)
Management services expense—unconsolidated real estate entities	1,123	1,042	2,098	2,198
Transaction-related expenses	451	(113)	451	2,037
Unrealized (gain) loss on non-real estate investments	(212)	1,045	237	1,943
Loss (gain) on sale of real estate, net	16	—	(10,007)	—
Impairment loss	—	—	18,476	—
Loss on extinguishment of debt	1,637	—	3,495	—
Other loss (income)	93	(1,334)	85	(1,477)
Income tax provision	454	510	648	510
TOTAL PROFIT FROM ALL SEGMENTS	$81,949	$104,744	$167,150	$208,711

19. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers, effective January 1, 2025, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three and six months ended June 30, 2025, the Company recognized $1.1 million and $2.1 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company recognized $1.0 million and $2.2 million, respectively of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statements of Operations.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of June 30, 2025, the Company’s ROU assets and lease liabilities related to these lease obligations were $4.7 million and $4.9 million, respectively as compared to ROU assets and lease liabilities of $4.9 million and $5.1 million, respectively, as of December 31, 2024. During the three and six months ended June 30, 2025, the Company recognized $0.3 million and $0.5 million, respectively, of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statements of Operations related to these leases. During the three and six months ended June 30, 2024, the Company recognized $0.3 million and $0.6 million, respectively, of related rental expense.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
20. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of June 30, 2025, the Company has contributed $42.8 million to these funds, net of distributions, with $8.2 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2025, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of June 30, 2025, the Company had $9.6 million in outstanding letters of credit under the unsecured revolving credit facility, the majority of which was related to the completion guarantee associated with the Sunset Pier 94 Studios development.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of June 30, 2025, the Company had $98.7 million in related commitments.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for interest, net of capitalized interest	$79,116	$78,981
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$99,394	$95,782
Remeasurement of operating lease liabilities and related right-of-use assets	$5,551	$—
Redemption of common units in the operating partnership	$—	$133
Assets recognized upon consolidation of previously unconsolidated real estate entity	$—	$197,968
Liabilities recognized upon consolidation of previously unconsolidated real estate entity	$—	$86,565
Derecognition of equity method investment upon consolidation of previously unconsolidated real estate entity	$—	$55,593

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc and Hudson Pacific Properties, L.P.:

	Six Months Ended June 30,
	2025	2024
BEGINNING OF PERIOD
Cash and cash equivalents	$63,256	$100,391
Restricted cash	35,921	18,765
TOTAL	$99,177	$119,156

END OF PERIOD
Cash and cash equivalents	$236,025	$78,458
Restricted cash	31,102	21,482
TOTAL	$267,127	$99,940

22. Subsequent Event

On July 18, 2025, 123,991 Series A preferred units were redeemed for cash consideration of $3.1 million.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at June 30, 2025, our portfolio of owned real estate included office properties comprising approximately 14.2 million square feet, studio properties comprising approximately 45 sound stages and 1.7 million square feet and land properties comprising approximately 3.2 million square feet of undeveloped density rights. Our production services assets include vehicles, lighting and grip, production supplies and other equipment and the lease rights to 20 sound stages.

As of June 30, 2025, our in-service office portfolio was 76.2% leased (including leases not yet commenced). Our same-store studio properties were 73.8% leased for the average percent leased for the 12 months ended June 30, 2025.

The following table summarizes our portfolio as of June 30, 2025:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	40	13,420,243	75.1%	76.2%	$54.49
Stabilized non-same store(5)	0	0	—	—	—
Total stabilized	40	13,420,243	75.1	76.2	54.49
Lease-up(5)(6)	0	0	—	—	—
Total in-service office	40	13,420,243	75.1	76.2	54.49
STUDIO
Same-store(7)	3	1,205,024	73.8	73.8	48.20
Non-same store(5)	1	243,300
Total	4	1,448,324
Repositioning(5)(8)	1	270,353	—	—	—
Development(5)(9)	2	778,000	0.3	0.4	—
Held-for-sale(5)	0	0	—	—	—
Total repositioning, development and held-for-sale	3	1,048,353
Total office and studio properties	47	15,916,920
Future development(10)	7	3,233,589
TOTAL	54	19,150,509
__________________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of June 30, 2025, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended June 30, 2025, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent (“ABR”) per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of June 30, 2025 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of June 30, 2025. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of June 30, 2025. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of June 30, 2025. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended June 30, 2025, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of June 30, 2025.
4.Same-store office for the three months ended June 30, 2025 defined as all properties owned and included in our stabilized office portfolio as of April 1, 2024 and still owned and included in the stabilized office portfolio as of June 30, 2025. Since its acquisition as part of a portfolio in the second quarter of 2015, Metro Center has not reached stabilized occupancy (92%) so has never been included in the same-store office portfolio, instead remaining the only office asset within that portfolio still held as a non-same-store, lease-up property. In an effort to simplify our in-service and same-store disclosure, Metro Center will be included within our same-store office properties for both the three and six months ended June 30, 2024 and June 30, 2025.
5.Included in our non-same-store property group.
6.Includes office properties that have not yet reached 92.0% occupancy since the date they were acquired as of June 30, 2025. Please see footnote 4 above regarding the treatment of Metro Center.
7.Includes studio properties owned and included in our portfolio as of April 1, 2024 and still owned and included in our portfolio as of June 30, 2025.
8.Refer to Repositioning table in this document for the office and studio projects under repositioning as of June 30, 2025.
9.Includes 546,000 square feet related to the office development Washington 1000 and 232,000 square feet related to Sunset Pier 94 Studios.
10.Includes pending entitlement to develop approximately 500 residential units at 10900-10950 Washington.

The following table provides information regarding the 15 largest tenants in our office portfolio based on HPP’s share of annualized base rent as of June 30, 2025:

	Tenant	# of Properties	Lease Expiration	Total Occupied Square Feet		HPP’s Share
						Annualized Base Rent(1)	Percent of Annualized Base Rent
1	Google, Inc.	3	2028-2029	458,054	(2)	$39,150,826	8.6%
2	Netflix, Inc.	3	9/30/31	722,305	(3)	26,968,551	5.9
3	Amazon	2	2030-2031	850,964	(4)	24,316,133	5.3
4	Riot Games, Inc.	1	3/31/30	284,037		20,106,092	4.4
5	City and County of San Francisco	2	2033-2067	426,835	(5)	17,576,703	3.9
6	Nutanix, Inc.	1	5/31/30	215,857		12,031,216	2.6
7	Salesforce.com	1	2027-2028	182,378	(6)	10,754,688	2.4
8	Dell EMC Corporation	2	2026-2027	130,021	(7)	9,086,922	2.0
9	Coupa Software Incorporated	1	11/30/33	100,654		7,841,953	1.7
10	PayPal, Inc.	1	7/17/26	131,701	(8)	6,359,052	1.4
11	Weil, Gotshal & Manges LLP	1	8/31/26	76,278		6,280,735	1.4
12	Glu Mobile, Inc.	1	11/30/27	61,381		5,473,367	1.2
13	GitHub, Inc.	1	6/30/30	57,120		5,278,898	1.2
14	Rivian Automotive, LLC	1	4/30/28	55,805		4,980,956	1.1
15	Covington & Burling LLC	1	8/31/28	40,779		4,353,088	1.0
	TOTAL			3,794,169		$200,559,180	44.1%
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of June 30, 2025, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of June 30, 2025.
2.Google, Inc. expirations: (i) 208,843 square feet at Rincon Center on February 29, 2028, (ii) 207,857 square feet at 3400 Hillview on November 30, 2028 (early termination right between September 2026-February 2027) and (iii) 41,354 square feet at Ferry Building on October 31, 2029.
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
6.Salesforce.com expirations at Rincon Center: (i) 83,372 square feet on April 30, 2027 and (ii) 99,006 square feet on October 31, 2028. Salesforce.com currently subleases 182,378 feet at Rincon Center to Twilio Inc. and pays us 50% of cash rents received pursuant to the sublease at a current average of $280,000 per month with annual growth thereafter, in addition to contractual base rent.
7.Dell EMC Corporation expirations: (i) 83,549 square feet at 875 Howard on June 30, 2026 and (ii) 46,472 square feet at 505 First on January 31, 2027.
8.PayPal, Inc. has exercised their early termination right at Fourth & Traction for July 2026.

Overview

Business Acquisitions

We had no business acquisitions during the six months ended June 30, 2025.

Property Acquisitions

We had no property acquisitions during the six months ended June 30, 2025.

Property Dispositions

During the six months ended June 30, 2025, the Company sold its Maxwell, Foothill Research Center and 625 Second properties for $46.0 million, $23.0 million and $28.0 million, respectively. See Part I, Item 1 “Note 3 to the Consolidated Financial Statements—Investment in Real Estate” for details. A portion of the net proceeds from these sales was used to repay outstanding amounts on the unsecured revolving credit facility.

In Process and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of June 30, 2025:

	Type	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
New York, New York
Sunset Pier 94 Studios(2)	Studio	Manhattan	232,000	Q4-2025	Q3-2026
TOTAL			232,000

Recently Completed:
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q4-2024	Q1-2027
TOTAL			546,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(3)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(3)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(3)	Residential	Hollywood	33 units/19,816	TBD	TBD
Element LA—Development	Office	West Los Angeles	500,000	TBD	TBD
10900/10950 Washington(4)	Residential	West Los Angeles	N/A	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(5)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(6)	Studio	Broxbourne	1,167,347	TBD	TBD
TOTAL			3,233,589

TOTAL UNDER CONSTRUCTION, RECENTLY COMPLETED AND FUTURE DEVELOPMENT			4,011,589
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

The following table summarizes the portions of office and studio projects currently under repositioning as of June 30, 2025:

Location	Submarket	Square Feet
Repositioning:
899 Howard	San Francisco	96,240
Page Mill Center	Palo Alto	79,056
Rincon Center	San Francisco	38,514
Sunset Las Palmas Studios	Hollywood	18,594
Bentall Centre	Downtown Vancouver	18,559
Palo Alto Square	Palo Alto	12,740
Sunset Gower Studios	Hollywood	6,650
TOTAL REPOSITIONING		270,353

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

Office Lease Expirations

The following table summarizes the lease expirations for leases in place as of June 30, 2025, plus available space, at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Square Footage of Expiring Lease	Percent of Office Portfolio Square Feet	Annualized Base Rent(2)	Percent of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration(2)	Annualized Base Rent Per Lease Square Foot at Expiration(2)
Vacant		3,979,975	3,806,571	31.9%
Q3-2025	45	247,149	213,793	1.8	9,283,610	2.0	43.42	9,284,478	43.43
Q4-2025	39	300,067	176,931	1.5	9,791,885	2.1	55.34	6,532,782	36.92
Total 2025	84	547,216	390,724	3.3	19,075,495	4.1	48.82	15,817,260	40.48
2026	149	987,077	931,437	7.8	55,157,645	12.0	59.22	55,596,934	59.69
2027	143	1,182,649	1,041,622	8.7	63,127,693	13.7	60.61	66,491,901	63.83
2028	115	1,446,560	1,231,850	10.3	87,089,976	18.9	70.70	92,295,032	74.92
2029	78	646,994	512,962	4.3	34,224,363	7.4	66.72	38,282,413	74.63
2030	75	1,794,249	1,397,520	11.7	79,410,090	17.3	56.82	88,385,158	63.24
2031	38	1,255,941	820,858	6.9	50,293,990	10.9	61.27	60,219,026	73.36
2032	12	122,934	85,720.7		5,390,361	1.2	62.88	6,299,743	73.49
2033	23	620,401	503,652	4.2	26,054,254	5.7	51.73	32,643,082	64.81
2034	14	173,289	170,095	1.4	7,972,654	1.7	46.87	10,841,065	63.74
Thereafter	34	949,755	671,438	5.6	27,545,365	6.0	41.02	43,981,409	65.50
Building management use(3)	59	323,409	281,873	2.4	—	—	—	—	—
Signed leases not commenced	21	155,974	95,708.8		4,923,854	1.1	51.45	6,120,833	63.95
Portfolio Total/Weighted Average	845	14,186,423	11,942,030	100.0%	$460,265,740	100.0%	$56.58	$516,973,856	$63.55
__________________
1.Does not include 33 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of June 30, 2025 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of June 30, 2025. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of June 30, 2025. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of June 30, 2025.
3.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Renewals(1)
Number of leases	31	33	58	70
Square feet	223,100	183,475	438,280	399,031
Tenant improvement costs per square foot(2)(3)	$17.26	$25.42	$17.88	$26.23
Leasing commission costs per square foot(2)	11.23	14.05	9.88	12.25
Total tenant improvement and leasing commission costs(2)	$28.49	$39.47	$27.76	$38.48

New leases(4)
Number of leases	41	49	76	82
Square feet	334,955	356,056	750,070	649,115
Tenant improvement costs per square foot(2)(3)	$54.10	$58.33	$64.90	$50.24
Leasing commission costs per square foot(2)	14.26	11.65	14.33	12.43
Total tenant improvement and leasing commission costs(2)	$68.36	$69.98	$79.23	$62.67

TOTAL
Number of leases	72	82	134	152
Square feet	558,055	539,531	1,188,350	1,048,146
Tenant improvement costs per square foot(2)(3)	$38.13	$47.19	$47.24	$41.46
Leasing commission costs per square foot(2)	12.95	12.46	12.65	12.37
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$51.08	$59.65	$59.89	$53.83
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

Financings

During the six months ended June 30, 2025, there were $320.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

During the six months ended June 30, 2025, the Company secured the Office Portfolio CMBS loan (a commercial mortgaged-backed securities loan) with an aggregate principal amount of $475.0 million. The loan is secured by six office properties and bears interest at SOFR + 3.76%. The Company used the proceeds from the loan to repay $259.0 million on its unsecured revolving credit facility and to repay the $168.0 million loan secured by the Element LA property.

During the six months ended June 30, 2025, the Company amended its unsecured revolving credit facility agreement to adjust certain definitions and covenant calculations beginning with the period ending December 31, 2024. The amendment also resulted in a decrease in the total capacity from $900.0 million to $775.0 million.

During the six months ended June 30, 2025, the Company fully repaid its Series B, Series C and Series D notes.

During the six months ended June 30, 2025, the Company sold in an underwritten public offering 237,553,442 shares of common stock and pre-funded warrants to purchase 71,863,597 shares of common stock. The gross proceeds from the offering amounted to $689.3 million.

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

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Net Loss

Net loss increased $40.2 million, or 84.5%, to $87.8 million for the three months ended June 30, 2025 compared to $47.6 million for the three months ended June 30, 2024. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of April 1, 2024 and still owned and included in the stabilized portfolio as of June 30, 2025; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2025	2024
Net loss	$(87,760)	$(47,557)	$(40,203)	84.5%
Adjustments:
Loss from unconsolidated real estate entities	205	2,481	(2,276)	(91.7)
Fee income	(1,476)	(1,371)	(105)	7.7
Interest expense	48,137	44,159	3,978	9.0
Interest income	(2,123)	(579)	(1,544)	266.7
Management services reimbursement income—unconsolidated real estate entities	(1,123)	(1,042)	(81)	7.8
Management services expense—unconsolidated real estate entities	1,123	1,042	81	7.8
Transaction-related expenses	451	(113)	564	(499.1)
Unrealized (gain) loss on non-real estate investments	(212)	1,045	(1,257)	(120.3)
Loss on sale of real estate, net	16	—	16	—
Loss on extinguishment of debt	1,637	—	1,637	—
Other expense (income)	93	(1,334)	1,427	(107.0)
Income tax provision	454	510	(56)	(11.0)
General and administrative	27,776	20,705	7,071	34.2
Depreciation and amortization	94,751	86,798	7,953	9.2
NOI	$81,949	$104,744	$(22,795)	(21.8)%

Same-store NOI	$89,534	$104,570	$(15,036)	(14.4)%
Non-same-store NOI	(7,585)	174	(7,759)	(4,459.2)
NOI	$81,949	$104,744	$(22,795)	(21.8)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended June 30,
	2025	2024
Same-store office
Number of properties	39	39
Rentable square feet	11,895,989	11,895,989
Ending % leased	74.1%	78.9%
Ending % occupied	73.4%	77.5%
Average % occupied for the period	73.3%	77.9%
Average annual rental rate per square foot	$58.08	$58.94

Same-store studio
Number of properties	3	3
Rentable square feet	1,205,024	1,205,024
Average % leased for the period(1)	74.3%	76.1%
__________________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended June 30,
	2025			2024
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental revenues	$150,383	$150	$150,533	$164,929	$7,667	$172,596
Service and other revenues	5,238	62	5,300	3,250	193	3,443
Total office revenues	155,621	212	155,833	168,179	7,860	176,039

Studio
Rental revenues	10,230	3,659	13,889	10,638	3,803	14,441
Service and other revenues	5,397	14,883	20,280	9,648	17,872	27,520
Total studio revenues	15,627	18,542	34,169	20,286	21,675	41,961

Total revenues	171,248	18,754	190,002	188,465	29,535	218,000

Operating expenses
Office operating expenses	71,127	374	71,501	71,315	3,989	75,304
Studio operating expenses	10,587	25,965	36,552	12,580	25,372	37,952
Total operating expenses	81,714	26,339	108,053	83,895	29,361	113,256

Office NOI	84,494	(162)	84,332	96,864	3,871	100,735
Studio NOI	5,040	(7,423)	(2,383)	7,706	(3,697)	4,009
NOI	$89,534	$(7,585)	$81,949	$104,570	$174	$104,744

The following table gives further detail on our change in NOI:

	Three Months Ended June 30, 2025 as compared to Three Months Ended June 30, 2024
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental revenues	$(14,546)	(8.8)%	$(7,517)	(98.0)%	$(22,063)	(12.8)%
Service and other revenues	1,988	61.2	(131)	(67.9)	1,857	53.9
Total office revenues	(12,558)	(7.5)	(7,648)	(97.3)	(20,206)	(11.5)

Studio
Rental revenues	(408)	(3.8)	(144)	(3.8)	(552)	(3.8)
Service and other revenues	(4,251)	(44.1)	(2,989)	(16.7)	(7,240)	(26.3)
Total studio revenues	(4,659)	(23.0)	(3,133)	(14.5)	(7,792)	(18.6)

Total revenues	(17,217)	(9.1)	(10,781)	(36.5)	(27,998)	(12.8)

Operating expenses
Office operating expenses	(188)	(0.3)	(3,615)	(90.6)	(3,803)	(5.1)
Studio operating expenses	(1,993)	(15.8)	593	2.3	(1,400)	(3.7)
Total operating expenses	(2,181)	(2.6)	(3,022)	(10.3)	(5,203)	(4.6)

Office NOI	(12,370)	(12.8)	(4,033)	(104.2)	(16,403)	(16.3)
Studio NOI	(2,666)	(34.6)	(3,726)	100.8	(6,392)	(159.4)
NOI	$(15,036)	(14.4)%	$(7,759)	(4,459.2)%	$(22,795)	(21.8)%

NOI decreased $22.8 million, or 21.8%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily resulting from:

•a $15.0 million decrease in same-store NOI driven by:
•a decrease in office NOI of $12.4 million primarily due to:
•a $14.5 million decrease in rental revenues driven by lease terminations at our 1455 Market, Concourse and Met Park North properties; partially offset by
•a $2.0 million increase in service and other revenues due to a lease termination fee received at our 6040 Sunset property.
•a decrease in studio NOI of $2.7 million primarily due to lower production activity at Sunset Gower Studios.
•a $7.8 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $4.0 million resulting from the sales of our 3176 Porter property in 2024 and our Foothill Research, Maxwell and 625 Second properties in 2025.
•a decrease in studio NOI of $3.7 million primarily due to:
•a $3.1 million decrease in total studio revenues due to lower stage and production activity at Quixote; and
•a $0.6 million increase in studio operating expenses primarily due to operating expenses incurred at Sunset Glenoaks Studios, which was completed and placed in service during the second quarter of 2024, partially offset by lower stage and transportation utilization at Quixote.

Other (Expenses) Income

Loss from unconsolidated real estate entities

We recorded a $0.2 million loss from unconsolidated real estate entities for the three months ended June 30, 2025 compared to a loss of $2.5 million for the three months ended June 30, 2024. The change was primarily driven by mark-to-market adjustments for an interest rate swap that does not qualify for hedge accounting.

Fee income

There was no significant change in fee income. We recognized fee income of $1.5 million for the three months ended June 30, 2025 compared to $1.4 million for the three months ended June 30, 2024. Fee income represents the management fee income earned from our unconsolidated real estate entities.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Gross interest expense(1)	$53,137	$53,077	$60	0.1%
Capitalized interest	(10,272)	(10,912)	640	(5.9)
Non-cash interest expense(2)	5,272	1,994	3,278	164.4
TOTAL	$48,137	$44,159	$3,978	9.0%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense remained relatively flat, at $53.1 million for the three months ended June 30, 2025 compared to $53.1 million for the three months ended June 30, 2024. The slight increase during the three months ended June 30, 2025 was primarily related to the interest expense related to the Office Portfolio CMBS loan, which was secured during the first quarter of 2025. The increase was offset by repayment of the Series B, C and D notes during the three months ended June 30, 2025, as well as lower reference rates on our floating rate debt.

Capitalized interest decreased by $0.6 million or 5.9%, to $10.3 million for the three months ended June 30, 2025 compared to $10.9 million for the three months ended June 30, 2024 primarily due to the completion of the Sunset Glenoaks Studios development during the three months ended June 30, 2025. The decrease was partially offset by development activity at Washington 1000, Sunset Waltham Cross Studios, Sunset Las Palmas Studios and Sunset Pier 94 Studios.

Non-cash interest expense increased by $3.3 million, or 164.4%, to $5.3 million for the three months ended June 30, 2025 compared to $2.0 million for the three months ended June 30, 2024. The increase was primarily related to the amortization of cash premiums paid to obtain new interest rate caps during the three months ended June 30, 2025.

Interest income

Interest income increased by $1.5 million, or 266.7%, to $2.1 million for the three months ended June 30, 2025 compared to $0.6 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in cash deposits in interest-bearing accounts and interest income earned on employee retention credit tax refunds received in the second quarter of 2025.

Transaction-related expenses

Transaction-related expenses increased by $0.6 million, or 499.1%, to $0.5 million of expense for the three months ended June 30, 2025 compared to $0.1 million of income for the three months ended June 30, 2024. The increase was primarily related to legal expenses incurred in connection with early lease terminations at Quixote during the three months ended June 30, 2025.

Unrealized gain (loss) on non-real estate investments

We recognized an unrealized gain on non-real estate investments of $0.2 million for the three months ended June 30, 2025 compared to an unrealized loss of $1.0 million for the three months ended June 30, 2024, which were due to the observable changes in the fair value of the investments.

Loss on sale of real estate, net

During the three months ended June 30, 2025, we recognized a net loss on sale of $16 thousand attributable to the sale of our 625 Second property. No gain or loss on sale was recognized during the three months ended June 30, 2024.

Loss on extinguishment of debt

During the three months ended June 30, 2025, we recognized a loss on extinguishment of debt of $1.6 million related to the early repayment of the Series B, C and D notes. No gain or loss on extinguishment of debt was recognized during the three months ended June 30, 2024.

Other (expense) income

During the three months ended June 30, 2025, we recognized other expense of $0.1 million. During the three months ended June 30, 2024 we recognized other income of $1.3 million related to the sale of a non-real estate investment.

Income tax provision

There was no significant change in the income tax provision. We recognized a provision of $0.5 million for the three months ended June 30, 2025 compared to $0.5 million for the three months ended June 30, 2024.

General and administrative expenses

General and administrative expenses increased by $7.1 million, or 34.2%, to $27.8 million for the three months ended June 30, 2025 compared to $20.7 million for the three months ended June 30, 2024. The increase was primarily due to the accelerated recognition of $14.3 million of compensation expense related to the cancellation of the 2024 performance unit equity awards by the Company’s top three executive officers during the three months ended June 30, 2025, which was partially offset by the impact of Company-wide cost savings initiatives.

Depreciation and amortization expense

Depreciation and amortization expense increased by $8.0 million, or 9.2%, to $94.8 million for the three months ended June 30, 2025 compared to $86.8 million for the three months ended June 30, 2024. The increase was primarily related to the accelerated depreciation of tenant improvements related to early lease terminations at our 6040 Sunset and Quixote properties and disposals of transportation assets at Quixote during the three months ended June 30, 2025. The increase was partially offset by the sales of our 3176 Porter property in 2024 and our Foothill Research, Maxwell and 625 Second properties in 2025.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Net Loss

Net loss increased $67.1 million, or 66.5%, to $168.0 million for the six months ended June 30, 2025 compared to $100.9 million for the six months ended June 30, 2024. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2024 and still owned and included in the stabilized portfolio as of June 30, 2025; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties

•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2025	2024
Net loss	$(168,038)	$(100,912)	$(67,126)	66.5%
Adjustments:
Loss from unconsolidated real estate entities	1,459	3,224	(1,765)	(54.7)
Fee income	(2,835)	(2,496)	(339)	13.6
Interest expense	91,642	88,248	3,394	3.8
Interest income	(2,558)	(1,433)	(1,125)	78.5
Management services reimbursement income—unconsolidated real estate entities	(2,098)	(2,198)	100	(4.5)
Management services expense—unconsolidated real estate entities	2,098	2,198	(100)	(4.5)
Transaction-related expenses	451	2,037	(1,586)	(77.9)
Unrealized loss on non-real estate investments	237	1,943	(1,706)	(87.8)
Gain on sale of real estate, net	(10,007)	—	(10,007)	—
Impairment loss	18,476	—	18,476	—
Loss on extinguishment of debt	3,495	—	3,495	—
Other expense (income)	85	(1,477)	1,562	(105.8)
Income tax provision	648	510	138	27.1
General and administrative	46,259	40,415	5,844	14.5
Depreciation and amortization	187,836	178,652	9,184	5.1
NOI	$167,150	$208,711	$(41,561)	(19.9)%

Same-store NOI	186,955	209,120	(22,165)	(10.6)%
Non-same-store NOI	(19,805)	(409)	(19,396)	4,742.3
NOI	$167,150	$208,711	$(41,561)	(19.9)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Six Months Ended June 30,
	2025	2024
Same-store office
Number of properties	39	39
Rentable square feet	11,895,989	11,895,989
Ending % leased	74.1%	78.9%
Ending % occupied	73.4%	77.5%
Average % occupied for the period	74.2%	77.7%
Average annual rental rate per square foot	$58.08	$58.94

Same-store studio
Number of properties	3	3
Rentable square feet	1,205,024	1,205,024
Average % occupied for the period(1)	74.3%	76.1%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Six Months Ended June 30,
	2025			2024
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental revenues	$305,460	$3,466	$308,926	$327,502	$16,521	$344,023
Service and other revenues	11,981	137	12,118	6,734	357	7,091
Total office revenues	317,441	3,603	321,044	334,236	16,878	351,114

Studio
Rental revenues	20,606	6,935	27,541	21,408	6,633	28,041
Service and other revenues	12,019	27,857	39,876	18,204	34,664	52,868
Total studio revenues	32,625	34,792	67,417	39,612	41,297	80,909

Total revenues	350,066	38,395	388,461	373,848	58,175	432,023

Operating expenses
Office operating expenses	141,529	2,249	143,778	140,556	7,695	148,251
Studio operating expenses	21,582	55,951	77,533	24,172	50,889	75,061
Total operating expenses	163,111	58,200	221,311	164,728	58,584	223,312

Office NOI	175,912	1,354	177,266	193,680	9,183	202,863
Studio NOI	11,043	(21,159)	(10,116)	15,440	(9,592)	5,848
NOI	$186,955	$(19,805)	$167,150	$209,120	$(409)	$208,711

The following table gives further detail on our change in NOI:

	Six Months Ended June 30, 2025 as compared to Six Months Ended June 30, 2024
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental revenues	$(22,042)	(6.7)%	$(13,055)	(79.0)%	$(35,097)	(10.2)%
Service and other revenues	5,247	77.9	(220)	(61.6)	5,027	70.9
Total office revenues	(16,795)	(5.0)	(13,275)	(78.7)	(30,070)	(8.6)

Studio
Rental revenues	(802)	(3.7)	302	4.6	(500)	(1.8)
Service and other revenues	(6,185)	(34.0)	(6,807)	(19.6)	(12,992)	(24.6)
Total studio revenues	(6,987)	(17.6)	(6,505)	(15.8)	(13,492)	(16.7)

Total revenues	(23,782)	(6.4)	(19,780)	(34.0)	(43,562)	(10.1)

Operating expenses
Office operating expenses	973	0.7	(5,446)	(70.8)	(4,473)	(3.0)
Studio operating expenses	(2,590)	(10.7)	5,062	9.9	2,472	3.3
Total operating expenses	(1,617)	(1.0)	(384)	(0.7)	(2,001)	(0.9)

Office NOI	(17,768)	(9.2)	(7,829)	(85.3)	(25,597)	(12.6)
Studio NOI	(4,397)	(28.5)	(11,567)	120.6	(15,964)	(273.0)
NOI	$(22,165)	(10.6)%	$(19,396)	4,742.3%	$(41,561)	(19.9)%

NOI decreased $41.6 million, or 19.9%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily resulting from:

•a $22.2 million decrease in same-store NOI driven by:
•a decrease in office NOI of $17.8 million primarily due to:
•a $22.0 million decrease in rental revenues driven by lease terminations at our 1455 Market, Concourse and 901 Market properties; and
•a $1.0 million increase in operating expenses due to higher utility, cleaning, security and repair and maintenance expenses at several properties, partially offset by a reduction in property taxes at our Seattle properties and lower insurance premiums across the portfolio; partially offset by
•a $5.2 million increase in service and other revenues due to lease termination fees received at our 6040 Sunset, Shorebreeze and Rincon Center properties.
•a decrease in studio NOI of $4.4 million primarily due to lower production activity at Sunset Gower Studios, partially offset by higher production activity at Sunset Las Palmas Studios.
•a $19.4 million decrease in non-same-store NOI driven by:
•a decrease in studio NOI of $11.6 million primarily due to:
•a $6.8 million decrease in service and other revenues due to lower stage and production activity at Quixote; and
•a $5.1 million increase in studio operating expenses primarily due to one-time lease termination fees of $6.5 million associated with Quixote cost-cutting initiatives and operating expenses incurred at Sunset Glenoaks Studios, which was completed and placed in service during the second quarter of 2024, partially offset by lower stage and transportation utilization at Quixote.
•a decrease in office NOI of $7.8 million resulting from the sales of our 3176 Porter property in 2024 and our Foothill Research, 625 Second and Maxwell properties in 2025.

Other (Expenses) Income

Loss from unconsolidated real estate entities

We recorded a $1.5 million loss from unconsolidated real estate entities for the six months ended June 30, 2025 compared to a loss of $3.2 million for the six months ended June 30, 2024. The change was primarily driven by mark-to-market adjustments for an interest rate swap that does not qualify for hedge accounting.

Fee income

There was no significant change in fee income. We recognized fee income of $2.8 million for the six months ended June 30, 2025 compared to $2.5 million for the six months ended June 30, 2024. Fee income represents the management fee income earned from our unconsolidated real estate entities.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Gross interest expense(1)	$102,264	$103,733	$(1,469)	(1.4)%
Capitalized interest	(20,352)	(19,394)	(958)	4.9
Non-cash interest expense(2)	9,730	3,909	5,821	148.9
TOTAL	$91,642	$88,248	$3,394	3.8%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $1.5 million, or 1.4%, to $102.3 million for the six months ended June 30, 2025 compared to $103.7 million for the six months ended June 30, 2024. The decrease was driven by the repayment of the Series B, C and D notes and lower reference rates on our floating rate debt during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease was partially offset by interest expense related to the Office Portfolio CMBS loan, which was obtained during the first quarter of 2025, as well interest expense on the Sunset Glenoaks Studios loan, which became a consolidated entity during the second quarter of 2025.

Capitalized interest increased by $1.0 million, or 4.9%, to $20.4 million for the six months ended June 30, 2025 compared to $19.4 million for the six months ended June 30, 2024. The increase was primarily driven by development activity at Washington 1000 and Sunset Las Palmas Studios partially offset by the completion of the Sunset Glenoaks Studios development.

Non-cash interest expense increased by $5.8 million, or 148.9%, to $9.7 million for the six months ended June 30, 2025 compared to $3.9 million for the six months ended June 30, 2024. The increase was primarily related to the amortization of cash premiums paid to obtain new interest rate caps during the six months ended June 30, 2025.

Interest income

Interest income increased by $1.1 million, or 78.5%, to $2.6 million for the six months ended June 30, 2025 compared to $1.4 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in cash deposits in interest-bearing accounts and interest income earned on employee retention credit tax refunds received in the second quarter of 2025.

Transaction-related expenses

Transaction-related expenses decreased $1.6 million, or 77.9%, to $0.5 million for the six months ended June 30, 2025 compared to $2.0 million for the six months ended June 30, 2024. The decrease was primarily related to legal expenses incurred in connection with early lease terminations at Quixote during the six months ended June 30, 2025.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on our non-real estate investments of $0.2 million for the six months ended June 30, 2025 compared to a loss of $1.9 million for the six months ended June 30, 2024, which were due to the observable changes in the fair value of the investments.

Gain on sale of real estate, net

During the six months ended June 30, 2025, we recognized a net gain of $10.0 million primarily attributable to the sales of our Foothill Research and Maxwell properties. No gain or loss on sale was recognized during the six months ended June 30, 2024.

Impairment loss

During the six months ended June 30, 2025, we recorded an impairment loss of $18.5 million due to a reduction in the estimated holding period for our 625 Second office property. We did not record any impairment charges during the six months ended June 30, 2024.

Loss on extinguishment of debt

During the six months ended June 30, 2025, we recognized a $3.5 million loss on extinguishment of debt related to the early repayment of the loan secured by our Element LA property and the Series B, C and D notes. No gain or loss on extinguishment of debt was recognized during the six months ended June 30, 2024.

Other (expense) income

During the six months ended June 30, 2025, we recognized other expense of $0.1 million. During the six months ended June 30, 2024, we recognized other income of $1.5 million related to the sale of a non-real estate investment.

Income tax provision

There was no significant change in the income tax provision. We recognized an income tax provision of $0.6 million for the six months ended June 30, 2025 compared to $0.5 million for the six months ended June 30, 2024.

General and administrative expenses

General and administrative expenses increased by $5.8 million, or 14.5%, to $46.3 million for the six months ended June 30, 2025 compared to $40.4 million for the six months ended June 30, 2024. The increase was primarily due to the accelerated recognition of $14.3 million of compensation expense related to the cancellation of the 2024 performance unit equity awards by the Company’s top three executive officers during the six months ended June 30, 2025, which was partially offset by the impact of Company-wide cost savings initiatives.

Depreciation and amortization expense

Depreciation and amortization expense increased by $9.2 million, or 5.1%, to $187.8 million for the six months ended June 30, 2025 compared to $178.7 million for the six months ended June 30, 2024. The increase was primarily related to accelerated depreciation of tenant improvements related to early lease terminations at our 6040 Sunset and Quixote properties and disposals of transportation assets at Quixote as well as the accelerated amortization of a non-competition agreement intangible asset at Quixote during the six months ended June 30, 2025. The increase was partially offset by the sales of our 3176 Porter property in 2024 and Foothill Research, Maxwell and 625 Second properties in 2025.

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
•proceeds from joint venture partners;
•proceeds from the Sunset Pier 94 Studios construction loan (unconsolidated joint venture); and
•proceeds from additional secured, unsecured debt financings or offerings.

Liquidity Sources

We had approximately $236.0 million of cash and cash equivalents at June 30, 2025. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

In June 2025, we sold in an underwritten public offering 237,553,442 shares of common stock and pre-funded warrants to purchase 71,863,597 shares of common stock. The gross proceeds from the offering amounted to $689.3 million.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through June 30, 2025. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of June 30, 2025 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility	$775,000	$—	$775,000
Sunset Glenoaks Studios construction loan(1)	50,300	50,300	—
Bentall Centre(1)(2)(3)	97,038	95,640	1,398
Sunset Pier 94 Studios construction loan(1)(2)	46,810	24,481	22,329
TOTAL	$969,148	$170,421	$798,727
__________________
1.Amounts are presented at HPP’s share.
2.This loan is held by an unconsolidated joint venture.
3.The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of June 30, 2025.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. In addition, our ability to incur additional debt may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States. Certain of the major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future and increase the cost of future debt. As of June 30, 2025, the credit ratings for our senior unsecured debt were B2, B and B+ from Moody’s, Standard and Poor’s and Fitch, respectively.

We are in the process of refinancing the $314.3 million loan secured by our 1918 Eighth property, which matures in December 2025. There can be no assurance as to whether the refinancing will be completed. Additionally, we have received commitments from six participating banks to extend $462 million of revolving credit commitments through December 31, 2029, including two 6-month extension options, and to increase by $20 million the revolving credit commitments under the current revolving credit facility through December 31, 2026 (including two 6-month extension options), in each case, subject to the satisfaction of certain conditions.There can be no assurance that the extension or increase will be completed.

The following table sets forth our ratio of debt to total market capitalization (counting Series A redeemable preferred units as debt) as of June 30, 2025 (in thousands, except percentage):

Market Capitalization
Unsecured and secured debt(1)	$3,709,000
Series A redeemable preferred units	5,894
Total consolidated debt	3,714,894
Equity capitalization(2)	1,693,262
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$5,408,156
Total consolidated debt/total consolidated market capitalization	68.7%
__________________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), pre-funded warrants, OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $2.74, as reported by the NYSE, on June 30, 2025, as well as the aggregate value of the Series C preferred stock liquidation preference as of June 30, 2025.

Outstanding Indebtedness

The following table sets forth information as of June 30, 2025 and December 31, 2024 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	June 30, 2025	December 31, 2024
Unsecured debt	$1,650,000	$2,435,000
Secured debt	$2,059,000	$1,752,667
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of June 30, 2025, although there can be no assurance that it will continue to be in compliance with these financial covenants. Our ability to maintain compliance with our debt covenants is subject to numerous risks and uncertainties, many of which are outside of our control, including general economic conditions; fluctuations in interest rates and increased operating costs; our failure to obtain necessary outside financing, including as a result of further downgrades in the credit ratings of our unsecured indebtedness; our failure to generate sufficient cash flows to service our outstanding indebtedness, repay indebtedness when due and maintain dividend payments; and strikes or work stoppages. Failure to meet any of these covenants could cause an event of default under the agreements governing our indebtedness and/or accelerate some or all of our indebtedness. In addition, certain of our indebtedness contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Liquidity Uses

Contractual Obligations

During the six months ended June 30, 2025, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2024 Annual Report on Form 10-K. Refer to Part I, Item 1 “Note 9 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. Refer to Part I, Item 1 “Note 12 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. Refer to Part I, Item 1 “Note 20 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

Comparison of the cash flow activity for the six months ended June 30, 2025 to the six months ended June 30, 2024 is as follows (in thousands, except percentage change):

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Net cash provided by operating activities	$28,496	$100,750	$(72,254)	(71.7)%
Net cash used in investing activities	$(8,078)	$(121,030)	$112,952	(93.3)%
Net cash provided by financing activities	$147,532	$1,064	$146,468	13,765.8%

Cash and cash equivalents and restricted cash were $267.1 million and $99.2 million at June 30, 2025 and December 31, 2024, respectively.

Operating Activities

Net cash provided by operating activities decreased by $72.3 million, or 71.7%, to $28.5 million for the six months ended June 30, 2025 compared to $100.8 million for the six months ended June 30, 2024. The decrease primarily resulted from the dispositions of our Foothill Research, Maxwell and 625 Second properties in 2025 and our 3176 Porter property in the fourth quarter of 2024, lease terminations at our 1455 Market, Concourse and 901 Market properties, lower production activity at Quixote and one-time lease termination fees paid to exit several operating leases at Quixote.

Investing Activities

Net cash used in investing activities decreased by $113.0 million, or 93.3%, to $8.1 million for the six months ended June 30, 2025 compared to $121.0 million for the six months ended June 30, 2024. The decrease primarily resulted from $88.3 million of proceeds from sales of real estate, a $21.2 million decrease in contributions to unconsolidated entities and a $12.6 million decrease in additions to investment in real estate during the six months ended June 30, 2025. The decrease was partially offset by the $8.8 million effect of consolidating a previously unconsolidated entity during the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities increased by $146.5 million, or 13,765.8%, to $147.5 million for the six months ended June 30, 2025 compared to $1.1 million for the six months ended June 30, 2024. The increase primarily resulted from $656.8 million of net proceeds raised in our offering of common stock and pre-funded warrants in June 2025, which was offset by a $561.0 million increase in repayments of notes payable, net of proceeds, during the six months ended June 30, 2025. Additionally, during the six months ended June 30, 2024, $40.9 million was spent on the purchase of our partner’s interest in our 1455 Market property, which contributed to the comparative increase in net cash provided by financing activities during the six months ended June 30, 2025.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about our unconsolidated joint venture indebtedness as of June 30, 2025 (in thousands, except for percentages):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20%	$478,199	$6,992	$485,191	CORRA + 2.30%	7/1/2027
Sunset Pier 94 Studios(2)	26%	$95,811	$87,389	$183,200	SOFR + 4.75%	9/9/2028
__________________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of June 30, 2025. This loan is interest-only through its term.
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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(87,760)	$(47,557)	$(168,038)	$(100,912)
Adjustments:
Depreciation and amortization—consolidated	94,751	86,798	187,836	178,652
Depreciation and amortization—non-real estate assets	(8,785)	(8,211)	(18,434)	(16,192)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	1,113	2,006	2,158	3,157
Loss (gain) on sale of real estate, net	16	—	(10,007)	—
Impairment loss—real estate assets	—	—	18,476	—
Unrealized (gain) loss on non-real estate investments	(212)	1,045	237	1,943
FFO attributable to non-controlling interests	(5,152)	(5,576)	(10,005)	(10,996)
FFO attributable to preferred shares and units	(5,168)	(5,200)	(10,361)	(10,400)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$(11,197)	$23,305	$(8,138)	$45,252

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2024 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2025 to the information provided in Part II, Item 7A, of our 2024 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the second quarter of 2025, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the second quarter of 2025, we issued an aggregate of 208,178 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which 3,166 shares of common stock were forfeited to us in connection with tax withholding obligations. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the second quarter of 2025, our operating partnership issued an aggregate of 205,012 units to us in connection with these transactions.

All other issuances of unregistered equity securities of our operating partnership during the six months ended June 30, 2025 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $8.1 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities:

On April 2, 2025, our Registration Statement on Form S-3 (File No. 333-278965) for the sale of up to $1.0 billion of debt and equity securities was declared effective. On June 11, 2025, we entered into an underwriting agreement with BofA Securities, Inc., Wells Fargo Securities, LLC and RBC Capital Markets, LLC, as representatives of several underwriters, to sell in a public offering 237,553,442 shares of common stock and pre-funded warrants to purchase 71,863,597 shares of common stock at prices of $2.23 per share of common stock and $2.22 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.01 per share and can be exercised at any time on or after June 13, 2025 at the option of the holder.

The offering closed on June 13, 2025. The gross proceeds from the offering amounted to $689.3 million ($529.7 million from common stock and $159.6 million from pre-funded warrants). In connection with this offering, we paid underwriting fees of $27.4 million and other transaction costs of $5.0 million, resulting in net proceeds of $656.9 million. The proceeds from the offering were used to fully repay the outstanding amount under the unsecured revolving credit facility and for general corporate purposes.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

The following table summarizes the repurchases of the Company equity securities during the second quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum That May Yet Be Purchased Under The Plans or Programs(2)
April 1, 2025 - April 30, 2025	—		$—		—	$35,250,164
May 1, 2025 - May 31, 2025	—		$—		—	$35,250,164
June 1, 2025 - June 30, 2025	3,166	(3)	$2.74	(4)	—	$35,250,164
TOTAL	3,166		$2.74		—
__________________
1.Our board of directors authorized a share repurchase program to buy up to $250.0 million of the outstanding common stock of Hudson Pacific Properties, Inc. The program does not have a termination date, and repurchases may commence or be discontinued at any time. A cumulative total of $214.7 million had been repurchased under the program as of June 30, 2025.
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Articles of Amendment.	8-K	001-34789	3.1	June 13, 2025
3.3	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.4	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.5	Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	November 16, 2021
3.6	First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	June 13, 2025
3.7	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
4.1	Form of Pre-Funded Warrant.	8-K	001-34789	4.1	June 13, 2025
10.1	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan. **	8-K	001-34789	10.1	May 16, 2025
10.2	Registration Rights Agreement, dated as of June 13, 2025, by and among Hudson Pacific Properties, Inc. and the Holders from time to time party thereto.	8-K	001-34789	10.1	June 13, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 7, 2025	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 7, 2025	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 7, 2025	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 7, 2025	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)