Form 10-Q
period 2025-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2025-11-06
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at November 6, 2025 was 379,497,228.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2025 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of September 30, 2025, Hudson Pacific Properties, Inc. owned approximately 97.4% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 2.6% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Investment in real estate, at cost	$7,963,399	$8,233,286
Accumulated depreciation and amortization	(1,927,794)	(1,791,108)
Investment in real estate, net	6,035,605	6,442,178
Non-real estate property, plant and equipment, net	131,640	127,067
Cash and cash equivalents	190,436	63,256
Restricted cash	24,011	35,921
Accounts receivable, net	14,080	14,505
Straight-line rent receivables, net	204,880	199,748
Deferred leasing costs and intangible assets, net	361,610	327,514
Operating lease right-of-use assets	338,368	370,826
Prepaid expenses and other assets, net	95,278	90,114
Investment in unconsolidated real estate entities	243,353	221,468
Goodwill	156,529	156,529
Assets associated with real estate held for sale	—	83,113
TOTAL ASSETS	$7,795,790	$8,132,239

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,555,108	$4,176,844
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	243,821	193,861
Operating lease liabilities	350,736	380,004
Intangible liabilities, net	18,777	21,838
Security deposits, prepaid rent and other	75,813	84,708
Liabilities associated with real estate held for sale	—	31,117
Total liabilities	4,310,391	4,954,508

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	2,795	9,815
Redeemable non-controlling interest in consolidated real estate entities	49,266	49,279

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at September 30, 2025 and December 31, 2024	425,000	425,000
Common stock, $0.01 par value, 722,400,000 authorized and 379,433,295 shares outstanding at September 30, 2025; 481,600,000 authorized and 141,279,102 shares outstanding at December 31, 2024	3,781	1,403
Additional paid-in capital	2,822,616	2,437,484
Accumulated other comprehensive loss	(3,261)	(8,417)
Total Hudson Pacific Properties, Inc. stockholders’ equity	3,248,136	2,855,470
Non-controlling interest—members in consolidated real estate entities	73,700	169,452
Non-controlling interest—units in the operating partnership	111,502	93,715
Total equity	3,433,338	3,118,637
TOTAL LIABILITIES AND EQUITY	$7,795,790	$8,132,239

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Office
Rental revenues	$148,290	$162,908	$457,216	$506,931
Service and other revenues	6,289	4,034	18,407	11,125
Total office revenues	154,579	166,942	475,623	518,056
Studio
Rental revenues	13,567	13,720	41,108	41,761
Service and other revenues	18,471	19,731	58,347	72,599
Total studio revenues	32,038	33,451	99,455	114,360
Total revenues	186,617	200,393	575,078	632,416
OPERATING EXPENSES
Office operating expenses	71,577	79,502	215,355	227,753
Studio operating expenses	32,382	35,339	109,915	110,400
General and administrative	13,709	19,544	59,968	59,959
Depreciation and amortization	94,085	86,672	281,921	265,324
Total operating expenses	211,753	221,057	667,159	663,436
OTHER (EXPENSES) INCOME
Loss from unconsolidated real estate entities	(744)	(3,219)	(2,203)	(6,443)
Fee income	1,082	1,437	3,917	3,933
Interest expense	(41,726)	(45,005)	(133,368)	(133,253)
Interest income	2,212	542	4,770	1,975
Management services reimbursement income—unconsolidated real estate entities	1,084	989	3,182	3,187
Management services expense—unconsolidated real estate entities	(1,084)	(989)	(3,182)	(3,187)
Transaction-related expenses	(139)	(269)	(590)	(2,306)
Unrealized loss on non-real estate investments	(2,098)	(1,081)	(2,335)	(3,024)
Gain on sale of real estate, net	—	—	10,007	—
Impairment loss	—	(36,543)	(18,476)	(36,543)
Loss on deconsolidation of real estate entity	(77,907)	—	(77,907)	—
Loss on extinguishment of debt	(207)	—	(3,702)	—
Other income (expense)	601	(28)	516	1,449
Total other expenses	(118,926)	(84,166)	(219,371)	(174,212)
Loss before income tax provision	(144,062)	(104,830)	(311,452)	(205,232)
Income tax provision	(24)	(2,183)	(672)	(2,693)
Net loss	(144,086)	(107,013)	(312,124)	(207,925)
Net income attributable to Series A preferred units	(53)	(153)	(320)	(459)
Net income attributable to Series C preferred shares	(5,047)	(5,047)	(15,141)	(15,141)
Net income attributable to participating securities	—	—	—	(409)
Net loss attributable to non-controlling interest in consolidated real estate entities	9,966	10,777	24,108	18,697
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	974	968	2,771	3,086
Net loss attributable to common units in the operating partnership	1,779	2,550	6,382	5,004
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(136,467)	$(97,918)	$(294,324)	$(197,147)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(0.30)	$(0.69)	$(1.11)	$(1.40)
Net loss attributable to common stockholders—diluted	$(0.30)	$(0.69)	$(1.11)	$(1.40)
Weighted average shares of common stock outstanding—basic	451,031,299	141,232,361	266,162,166	141,178,912
Weighted average shares of common stock outstanding—diluted	451,031,299	141,232,361	266,162,166	141,178,912

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(144,086)	$(107,013)	$(312,124)	$(207,925)
Currency translation adjustments	(3,792)	7,397	10,042	4,017
Net unrealized gains (losses) on derivative instruments:
Unrealized gains (losses)	159	(10,059)	—	2,152
Reclassification adjustment for realized gains	(1,822)	(2,944)	(4,501)	(8,358)
Total net unrealized losses on derivative instruments	(1,663)	(13,003)	(4,501)	(6,206)
Total other comprehensive (loss) income	(5,455)	(5,606)	5,541	(2,189)
Comprehensive loss	(149,541)	(112,619)	(306,583)	(210,114)
Comprehensive income attributable to Series A preferred units	(53)	(153)	(320)	(459)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,047)	(15,141)	(15,141)
Comprehensive income attributable to participating securities	—	—	—	(409)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	9,858	10,956	23,913	18,612
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	974	968	2,771	3,086
Comprehensive loss attributable to non-controlling interest in the operating partnership	1,921	2,809	6,192	5,121
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(141,888)	$(103,086)	$(289,168)	$(199,304)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2025
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2025	$425,000	379,150,864	$3,779	$2,935,476	$—	$2,160	$110,343	$153,574	$3,630,332
Contributions	—	—	—	—	—	—	—	19,683	19,683
Distributions	—	—	—	—	—	—	—	(3,521)	(3,521)
Purchase of non-controlling interest	—	—	—	23,644	—	—	—	(23,644)	—
Deconsolidation of real estate entity	—	—	—	—	—	—	—	(62,534)	(62,534)
Transaction costs	—	—	—	(609)	—	—	—	—	(609)
Exercise of pre-funded warrants	—	211,073	1	(1)	—	—	—	—	—
Settlement of restricted stock units for shares of common stock	—	71,358	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	—	—	(42)	—	—	—	—	(42)
Declared dividend	(5,047)	—	—	(136,467)	136,467	—	—	—	(5,047)
Amortization of share/unit-based compensation	—	—	—	616	—	—	3,080	—	3,696
Net income (loss)	5,047	—	—	—	(136,467)	—	(1,779)	(9,966)	(143,165)
Other comprehensive (loss) income	—	—	—	—	—	(5,421)	(142)	108	(5,455)
Balance, September 30, 2025	$425,000	379,433,295	$3,781	$2,822,616	$—	$(3,261)	$111,502	$73,700	$3,433,338

Balance, December 31, 2024	$425,000	141,279,102	$1,403	$2,437,484	$—	$(8,417)	$93,715	$169,452	$3,118,637
Contributions	—	—	—	—	—	—	—	29,608	29,608
Distributions	—	—	—	—	—	—	—	(15,269)	(15,269)
Purchase of non-controlling interest	—	—	—	23,644	—	—	—	(23,644)	—
Deconsolidation of real estate entity	—	—	—	—	—	—	—	(62,534)	(62,534)
Sale of common stock	—	237,553,442	2,374	521,018	—	—	—	—	523,392
Sale of pre-funded warrants	—	—	—	138,451	—	—	—	—	138,451
Transaction costs	—	—	—	(5,648)	—	—	—	—	(5,648)
Exercise of pre-funded warrants	—	211,073	1	(1)	—	—	—	—	—
Settlement of restricted stock units for shares of common stock	—	457,516	4	(4)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(67,838)	(1)	(236)	—	—	—	—	(237)
Declared dividend	(15,141)	—	—	(294,410)	294,324	—	(267)	—	(15,494)
Amortization of share/unit-based compensation	—	—	—	1,826	—	—	25,056	—	26,882
Redemption of common units in the operating partnership	—	—	—	492	—	—	(810)	—	(318)
Net income (loss)	15,141	—	—	—	(294,324)	—	(6,382)	(24,108)	(309,673)
Other comprehensive income	—	—	—	—	—	5,156	190	195	5,541
Balance, September 30, 2025	$425,000	379,433,295	$3,781	$2,822,616	$—	$(3,261)	$111,502	$73,700	$3,433,338
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the three and nine months ended September 30, 2024
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2024	$425,000	141,232,361	$1,403	$2,700,907	$—	$2,824	$89,328	$176,346	$3,395,808
Contributions	—	—	—	—	—	—	—	6,403	6,403
Distributions	—	—	—	—	—	—	—	(5,316)	(5,316)
Declared dividend	(5,047)	—	—	(97,918)	97,918	—	—	—	(5,047)
Amortization of share/unit-based compensation	—	—	—	425	—	—	5,843	—	6,268
Net income (loss)	5,047	—	—	—	(97,918)	—	(2,550)	(10,777)	(106,198)
Other comprehensive loss	—	—	—	—	—	(5,168)	(259)	(179)	(5,606)
Balance, September 30, 2024	$425,000	141,232,361	$1,403	$2,603,414	$—	$(2,344)	$92,362	$166,477	$3,286,312

Balance, December 31, 2023	$425,000	141,034,806	$1,403	$2,651,798	$—	$(187)	$80,719	$335,439	$3,494,172
Contributions	—	—	—	—	—	—	—	19,588	19,588
Distributions	—	—	—	—	—	—	—	(24,013)	(24,013)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	—	—	55,593	55,593
Purchase of non-controlling interest	—	—	—	160,581	—	—	—	(201,518)	(40,937)
Transaction costs	—	—	—	(79)	—	—	—	—	(79)
Issuance of unrestricted stock	—	263,014	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(72,157)	(1)	(494)	—	—	—	—	(495)
Declared dividend	(15,141)	—	—	(211,076)	196,738	—	(1,039)	—	(30,518)
Amortization of share/unit-based compensation	—	—	—	2,552	—	—	17,936	—	20,488
Redemption of common units in the operating partnership	—	6,698	—	133	—	—	(133)	—	—
Net income (loss)	15,141	—	—	—	(196,738)	—	(5,004)	(18,697)	(205,298)
Other comprehensive (loss) income	—	—	—	—	—	(2,157)	(117)	85	(2,189)
Balance, September 30, 2024	$425,000	141,232,361	$1,403	$2,603,414	$—	$(2,344)	$92,362	$166,477	$3,286,312

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(312,124)	$(207,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	281,921	265,324
Non-cash interest expense	12,302	5,896
Amortization of share/unit-based compensation	26,607	19,446
Straight-line rents	(4,886)	14,045
Straight-line rent expense	3,137	3,075
Amortization of above- and below-market leases, net	(2,894)	(3,899)
Amortization of above- and below-market ground leases, net	1,953	1,986
Amortization of lease incentive costs	3,898	1,018
Loss from unconsolidated real estate entities	2,203	6,443
Unrealized loss on non-real estate investments	2,335	3,024
Loss on extinguishment of debt	3,702	—
Gain on sale of real estate, net	(10,007)	—
Gain from insurance proceeds	(609)
Loss on deconsolidation of real estate entity	77,907	—
Impairment loss	18,476	36,543
Deferred tax (benefit) provision	(10)	2,702
Change in operating assets and liabilities:
Accounts receivable	1,013	9,668
Deferred leasing costs and lease intangibles	(34,130)	(17,926)
Prepaid expenses and other assets	(16,742)	(12,635)
Accounts payable, accrued liabilities and other	18,082	45,503
Security deposits, prepaid rent and other	(10,461)	(7,793)
Net cash provided by operating activities	61,673	164,495
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	88,251	—
Additions to investment in real estate	(109,137)	(136,703)
Insurance proceeds for damaged property, plant and equipment	1,174	—
Cash disposed on deconsolidation of real estate entity	(12,430)	—
Cash acquired from consolidation of previously unconsolidated real estate entity	—	8,814
Contributions to unconsolidated real estate entities	(14,810)	(41,668)
Settlement of earnout liability	—	(5,000)
Distributions from unconsolidated real estate entities	837	55
Additions to non-real estate property, plant and equipment	(15,876)	(18,315)
Contributions to non-real estate investments	(3,029)	(2,939)
Distributions from non-real estate investments	924	—
Net cash used in investing activities	(64,096)	(195,756)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,291,000	136,724
Payments of unsecured and secured debt	(1,801,467)	(30,000)
Payments of loan costs	(18,777)	—
Fee for prepayment of notes payable	(2,966)	—
Proceeds from sale of common stock	523,392	—
Proceeds from sale of pre-funded warrants	138,451	—
Transaction costs	(5,648)	(79)
Redemption of series A preferred units	(7,020)	—
Redemption of common units in the operating partnership	(318)	—
Dividends paid to common stock and unitholders	(353)	(15,377)
Dividends paid to preferred stock and unitholders	(15,461)	(15,447)
Contributions from redeemable non-controlling members in consolidated real estate entities	2,765	—
Distributions to redeemable non-controlling members in consolidated real estate entities	(7)	(3,924)
Contributions from non-controlling members in consolidated real estate entities	29,608	19,588
Distributions to non-controlling members in consolidated real estate entities	(15,269)	(24,013)
Purchase of non-controlling interest	—	(40,937)
Payments to satisfy tax withholding obligations	(237)	(495)
Net cash provided by financing activities	117,693	26,040
Net increase (decrease) in cash and cash equivalents and restricted cash	115,270	(5,221)
Cash and cash equivalents and restricted cash—beginning of period	99,177	119,156
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$214,447	$113,935

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.             FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Investment in real estate, at cost	$7,963,399	$8,233,286
Accumulated depreciation and amortization	(1,927,794)	(1,791,108)
Investment in real estate, net	6,035,605	6,442,178
Non-real estate property, plant and equipment, net	131,640	127,067
Cash and cash equivalents	190,436	63,256
Restricted cash	24,011	35,921
Accounts receivable, net	14,080	14,505
Straight-line rent receivables, net	204,880	199,748
Deferred leasing costs and intangible assets, net	361,610	327,514
Operating lease right-of-use assets	338,368	370,826
Prepaid expenses and other assets, net	95,278	90,114
Investment in unconsolidated real estate entities	243,353	221,468
Goodwill	156,529	156,529
Assets associated with real estate held for sale	—	83,113
TOTAL ASSETS	$7,795,790	$8,132,239

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,555,108	$4,176,844
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	243,821	193,861
Operating lease liabilities	350,736	380,004
Intangible liabilities, net	18,777	21,838
Security deposits, prepaid rent and other	75,813	84,708
Liabilities associated with real estate held for sale	—	31,117
Total liabilities	4,310,391	4,954,508

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	2,795	9,815
Redeemable non-controlling interest in consolidated real estate entities	49,266	49,279

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at September 30, 2025 and December 31, 2024	425,000	425,000
Common units, 384,375,259 and 145,075,448 outstanding at September 30, 2025 and December 31, 2024, respectively	2,938,005	2,532,898
Accumulated other comprehensive loss	(3,367)	(8,713)
Total Hudson Pacific Properties, L.P. partners’ capital	3,359,638	2,949,185
Non-controlling interest—members in consolidated real estate entities	73,700	169,452
Total capital	3,433,338	3,118,637
TOTAL LIABILITIES AND CAPITAL	$7,795,790	$8,132,239

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Office
Rental revenues	$148,290	$162,908	$457,216	$506,931
Service and other revenues	6,289	4,034	18,407	11,125
Total office revenues	154,579	166,942	475,623	518,056
Studio
Rental revenues	13,567	13,720	41,108	41,761
Service and other revenues	18,471	19,731	58,347	72,599
Total studio revenues	32,038	33,451	99,455	114,360
Total revenues	186,617	200,393	575,078	632,416
OPERATING EXPENSES
Office operating expenses	71,577	79,502	215,355	227,753
Studio operating expenses	32,382	35,339	109,915	110,400
General and administrative	13,709	19,544	59,968	59,959
Depreciation and amortization	94,085	86,672	281,921	265,324
Total operating expenses	211,753	221,057	667,159	663,436
OTHER (EXPENSES) INCOME
Loss from unconsolidated real estate entities	(744)	(3,219)	(2,203)	(6,443)
Fee income	1,082	1,437	3,917	3,933
Interest expense	(41,726)	(45,005)	(133,368)	(133,253)
Interest income	2,212	542	4,770	1,975
Management services reimbursement income—unconsolidated real estate entities	1,084	989	3,182	3,187
Management services expense—unconsolidated real estate entities	(1,084)	(989)	(3,182)	(3,187)
Transaction-related expenses	(139)	(269)	(590)	(2,306)
Unrealized loss on non-real estate investments	(2,098)	(1,081)	(2,335)	(3,024)
Gain on sale of real estate, net	—	—	10,007	—
Impairment loss	—	(36,543)	(18,476)	(36,543)
Loss on deconsolidation of real estate entity	(77,907)	—	(77,907)	—
Loss on extinguishment of debt	(207)	—	(3,702)	—
Other income (expense)	601	(28)	516	1,449
Total other expenses	(118,926)	(84,166)	(219,371)	(174,212)
Loss before income tax provision	(144,062)	(104,830)	(311,452)	(205,232)
Income tax provision	(24)	(2,183)	(672)	(2,693)
Net loss	(144,086)	(107,013)	(312,124)	(207,925)
Net loss attributable to non-controlling interest in consolidated real estate entities	9,966	10,777	24,108	18,697
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	974	968	2,771	3,086
Net loss attributable to Hudson Pacific Properties, L.P.	(133,146)	(95,268)	(285,245)	(186,142)
Net income attributable to Series A preferred units	(53)	(153)	(320)	(459)
Net income attributable to Series C preferred units	(5,047)	(5,047)	(15,141)	(15,141)
Net income attributable to participating securities	—	—	—	(409)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(138,246)	$(100,468)	$(300,706)	$(202,151)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(0.30)	$(0.69)	$(1.11)	$(1.40)
Net loss attributable to common unitholders—diluted	$(0.30)	$(0.69)	$(1.11)	$(1.40)
Weighted average shares of common units outstanding—basic	455,973,263	144,910,188	271,155,132	144,753,121
Weighted average shares of common units outstanding—diluted	455,973,263	144,910,188	271,155,132	144,753,121

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(144,086)	$(107,013)	$(312,124)	$(207,925)
Currency translation adjustments	(3,792)	7,397	10,042	4,017
Net unrealized gains (losses) on derivative instruments:
Unrealized gains (losses)	159	(10,059)	—	2,152
Reclassification adjustment for realized gains	(1,822)	(2,944)	(4,501)	(8,358)
Total net unrealized losses on derivative instruments	(1,663)	(13,003)	(4,501)	(6,206)
Total other comprehensive (loss) income	(5,455)	(5,606)	5,541	(2,189)
Comprehensive loss	(149,541)	(112,619)	(306,583)	(210,114)
Comprehensive income attributable to Series A preferred units	(53)	(153)	(320)	(459)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,047)	(15,141)	(15,141)
Comprehensive income attributable to participating securities	—	—	—	(409)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	9,858	10,956	23,913	18,612
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	974	968	2,771	3,086
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(143,809)	$(105,895)	$(295,360)	$(204,425)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and nine months ended September 30, 2025
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital		Total Capital
Balance, June 30, 2025	$425,000	384,092,828	$3,049,562	$2,196	$3,476,758	$153,574	$3,630,332
Contributions	—	—	—	—	—	19,683	19,683
Distributions	—	—	—	—	—	(3,521)	(3,521)
Purchase of non-controlling interest	—	—	23,644	—	23,644	(23,644)	—
Deconsolidation of real estate entity	—	—	—	—	—	(62,534)	(62,534)
Transaction costs	—	—	(609)	—	(609)	—	(609)
Exercise of pre-funded warrants	—	211,073	—	—	—	—	—
Issuance of common units	—	71,358	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	—	(42)	—	(42)	—	(42)
Declared distributions	(5,047)	—	—	—	(5,047)	—	(5,047)
Amortization of unit-based compensation	—	—	3,696	—	3,696	—	3,696
Net income (loss)	5,047	—	(138,246)	—	(133,199)	(9,966)	(143,165)
Other comprehensive (loss) income	—	—	—	(5,563)	(5,563)	108	(5,455)
Balance, September 30, 2025	$425,000	384,375,259	$2,938,005	$(3,367)	$3,359,638	$73,700	$3,433,338

Balance, December 31, 2024	$425,000	145,075,448	$2,532,898	$(8,713)	$2,949,185	$169,452	$3,118,637
Contributions	—	—	—	—	—	29,608	29,608
Distributions	—	—	—	—	—	(15,269)	(15,269)
Purchase of non-controlling interest	—	—	23,644	—	23,644	(23,644)	—
Deconsolidation of real estate entity	—	—	—	—	—	(62,534)	(62,534)
Issuance of common units	—	239,301,025	523,392	—	523,392	—	523,392
Issuance of pre-funded warrants	—	—	138,451	—	138,451	—	138,451
Transaction costs	—	—	(5,648)	—	(5,648)	—	(5,648)
Exercise of pre-funded warrants	—	211,073	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(67,838)	(237)	—	(237)	—	(237)
Declared distributions	(15,141)	—	(353)	—	(15,494)	—	(15,494)
Amortization of unit-based compensation	—	—	26,882	—	26,882	—	26,882
Redemption of common units	—	(144,449)	(318)	—	(318)	—	(318)
Net income (loss)	15,141	—	(300,706)	—	(285,565)	(24,108)	(309,673)
Other comprehensive income	—	—	—	5,346	5,346	195	5,541
Balance, September 30, 2025	$425,000	384,375,259	$2,938,005	$(3,367)	$3,359,638	$73,700	$3,433,338

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three and nine months ended September 30, 2024
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital		Total Capital
Balance, June 30, 2024	$425,000	144,910,188	$2,791,371	$3,091	$3,219,462	$176,346	$3,395,808
Contributions	—	—	—	—	—	6,403	6,403
Distributions	—	—	—	—	—	(5,316)	(5,316)
Declared distributions	(5,047)	—	—	—	(5,047)	—	(5,047)
Amortization of unit-based compensation	—	—	6,268	—	6,268	—	6,268
Net income (loss)	5,047	—	(100,468)	—	(95,421)	(10,777)	(106,198)
Other comprehensive (loss) income	—	—	—	(5,427)	(5,427)	(179)	(5,606)
Balance, September 30, 2024	$425,000	144,910,188	$2,697,171	$(2,336)	$3,119,835	$166,477	$3,286,312

Balance, December 31, 2023	$425,000	143,845,239	$2,733,795	$(62)	$3,158,733	$335,439	$3,494,172
Contributions	—	—	—	—	—	19,588	19,588
Distributions	—	—	—	—	—	(24,013)	(24,013)
Purchase of non-controlling interest	—	—	160,581	—	160,581	(201,518)	(40,937)
Effect of consolidation of previously unconsolidated real estate entity	—	—	—	—	—	55,593	55,593
Transaction costs	—	—	(79)	—	(79)	—	(79)
Issuance of common units	—	1,137,106	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(72,157)	(495)	—	(495)	—	(495)
Declared distributions	(15,141)	—	(15,377)	—	(30,518)	—	(30,518)
Amortization of unit-based compensation	—	—	20,488	—	20,488	—	20,488
Net income (loss)	15,141	—	(201,742)	—	(186,601)	(18,697)	(205,298)
Other comprehensive (loss) income	—	—	—	(2,274)	(2,274)	85	(2,189)
Balance, September 30, 2024	$425,000	144,910,188	$2,697,171	$(2,336)	$3,119,835	$166,477	$3,286,312

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(312,124)	$(207,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	281,921	265,324
Non-cash interest expense	12,302	5,896
Amortization of share/unit-based compensation	26,607	19,446
Straight-line rents	(4,886)	14,045
Straight-line rent expenses	3,137	3,075
Amortization of above- and below-market leases, net	(2,894)	(3,899)
Amortization of above- and below-market ground leases, net	1,953	1,986
Amortization of lease incentive costs	3,898	1,018
Loss from unconsolidated real estate entities	2,203	6,443
Unrealized loss on non-real estate investments	2,335	3,024
Loss on extinguishment of debt	3,702	—
Gain on sale of real estate, net	(10,007)	—
Gain from insurance proceeds	(609)	—
Loss on deconsolidation of real estate entity	77,907	—
Impairment loss	18,476	36,543
Deferred tax (benefit) provision	(10)	2,702
Change in operating assets and liabilities:
Accounts receivable	1,013	9,668
Deferred leasing costs and lease intangibles	(34,130)	(17,926)
Prepaid expenses and other assets	(16,742)	(12,635)
Accounts payable, accrued liabilities and other	18,082	45,503
Security deposits, prepaid rent and other	(10,461)	(7,793)
Net cash provided by operating activities	61,673	164,495
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	88,251	—
Additions to investment in real estate	(109,137)	(136,703)
Insurance proceeds for damaged property, plant and equipment	1,174	—
Cash disposed on deconsolidation of real estate entity	(12,430)	—
Cash acquired from consolidation of previously unconsolidated real estate entity	—	8,814
Settlement of earnout liability	—	(5,000)
Contributions to unconsolidated real estate entities	(14,810)	(41,668)
Distributions from unconsolidated real estate entities	837	55
Additions to non-real estate property, plant and equipment	(15,876)	(18,315)
Contributions to non-real estate investments	(3,029)	(2,939)
Distributions from non-real estate investments	924	—
Net cash used in investing activities	(64,096)	(195,756)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,291,000	136,724
Payments of unsecured and secured debt	(1,801,467)	(30,000)
Payments of loan costs	(18,777)	—
Fee for prepayment of notes payable	(2,966)	—
Proceeds from issuance of common units	523,392	—
Proceeds from issuance of pre-funded warrants	138,451	—
Transaction costs	(5,648)	(79)
Redemption of series A preferred units	(7,020)	—
Redemption of common units	(318)
Distributions paid to common unitholders	(353)	(15,377)
Distributions paid to preferred unitholders	(15,461)	(15,447)
Contributions from redeemable non-controlling members in consolidated real estate entities	2,765	—
Distributions to redeemable non-controlling members in consolidated real estate entities	(7)	(3,924)
Contributions from non-controlling members in consolidated real estate entities	29,608	19,588
Distributions to non-controlling members in consolidated real estate entities	(15,269)	(24,013)
Purchase of non-controlling interest	—	(40,937)
Payments to satisfy tax withholding obligations	(237)	(495)
Net cash provided by financing activities	117,693	26,040
Net increase (decrease) in cash and cash equivalents and restricted cash	115,270	(5,221)
Cash and cash equivalents and restricted cash—beginning of period	99,177	119,156
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$214,447	$113,935

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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of September 30, 2025:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	41	12,672,738
Studio	3	1,229,910
Future development	5	2,044,865
Total consolidated portfolio	49	15,947,513
Unconsolidated portfolio(1)
Office(2)	1	1,543,134
Studio(3)	2	475,300
Future development(4)	2	1,617,347
Total unconsolidated portfolio	5	3,635,781
TOTAL	54	19,583,294
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
2.Includes Bentall Centre.
3.Includes Sunset Pier 94 Studios and Sunset Glenoaks Studios. See Note 2 for further details on the classification of Sunset Glenoaks Studios as an unconsolidated property as of September 30, 2025.
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
As of September 30, 2025, the Company has determined that its operating partnership and 18 joint ventures met the definition of a VIE. 10 of these joint ventures are consolidated and eight are unconsolidated.

Consolidated Joint Ventures

During the three months ended September 30, 2025, the Company purchased a 45% ownership interest in Hudson 1099 Stewart, L.P., a consolidated joint venture, from its joint venture partner for $1. Following the transaction, the Company owns 100% of the ownership interest in Hudson 1099 Stewart, L.P.

As of September 30, 2025, the operating partnership has determined that 10 of its joint ventures met the definition of a VIE and are consolidated:

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
__________________
1.Sunset Services Holdings, LLC is the taxable REIT subsidiary (“TRS”) that wholly owns Services Holdings, LLC, which owns 100% interests in Sunset Bronson Services, LLC, Sunset Gower Services, LLC and Sunset Las Palmas Services, LLC, which are the TRS subsidiaries related to Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios, respectively.
2.Hudson Media and Entertainment Management, LLC manages the following properties: Sunset Gower Studios, Sunset Bronson Studios, Sunset Las Palmas Studios, 6040 Sunset, ICON, CUE, EPIC and Harlow (collectively, “Hollywood Media Portfolio”).

As of September 30, 2025 and December 31, 2024, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

In August 2025, a cash sweep for Sunset Glenoaks Studios commenced in accordance with the terms of the agreement for the loan secured by the property. As a result, the Company updated its VIE assessment of Sun Valley Peoria, LLC, the owner of Sunset Glenoaks Studios, and Sun Valley Services, LLC, the related TRS, and concluded that it is no longer the VIEs’ primary beneficiary as it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Therefore, the VIEs are no longer consolidated and are now accounted for using the equity method of accounting as the Company determined that it continues to have significance influence over the entities.

The deconsolidation of Sun Valley Peoria, LLC and Sun Valley Services, LLC was accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation. The Company recognized a loss on deconsolidation of $77.9 million in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025, which was calculated as the difference between 1) the sum of the fair value of the Company’s retained noncontrolling investment in the VIEs and the carrying amount of the noncontrolling interest in the VIEs at the date of the deconsolidation; and 2) the carrying amount of the VIEs’ net assets at the date of the deconsolidation. The fair value of the retained noncontrolling investment of $0 was determined based on the estimated fair value of the Sunset Glenoaks Studios property and the estimated fair value of the loan secured by the property. The fair value of the property was estimated based on assumptions regarding future occupancy, future rental rates and capitalization rates, which are considered Level 3 inputs within the fair value hierarchy. The fair value of the loan was estimated based on assumptions regarding the estimated net proceeds, which is considered a Level 3 input within the fair value hierarchy. The Company has not provided a commitment to fund the losses of the VIEs and therefore will not record a negative equity method investment.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
As of September 30, 2025, the Company has determined it is not the primary beneficiary of eight of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. Refer to Note 5 for further details regarding our investments in unconsolidated joint ventures.

Revenue from Contracts with Customers

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Ancillary revenues	$17,375	$18,434	$54,947	$68,821
Other revenues	$6,824	$4,571	$20,106	$13,182
Studio-related tenant recoveries	$561	$760	$1,701	$1,721
Management fee income	$1,082	$1,437	$3,917	$3,933
Management services reimbursement income	$1,084	$989	$3,182	$3,187

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	September 30, 2025	December 31, 2024
Ancillary revenues	$3,486	$4,834
Other revenues	$1,194	$1,107

Goodwill

As of September 30, 2025 and December 31, 2024, the carrying value of goodwill was $156.5 million. No impairment was recorded during the nine months ended ended September 30, 2025.

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

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	September 30, 2025	December 31, 2024
Land	$1,196,555	$1,235,974
Building and improvements	5,997,660	6,101,787
Tenant improvements	706,428	728,186
Furniture and fixtures	5,219	5,895
Property under development	57,537	161,444
INVESTMENT IN REAL ESTATE, AT COST	$7,963,399	$8,233,286

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Acquisitions of Real Estate

The Company had no acquisitions of real estate during the nine months ended September 30, 2025.

Dispositions of Real Estate

The following table summarizes information on dispositions completed during the nine months ended September 30, 2025. These properties were considered non-strategic to the Company’s portfolio:

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)	(Loss) Gain on Sale(2) (in millions)
Maxwell	Office	1/22/2025	102,963	$46.0	$(2.2)
Foothill Research Center	Office	3/4/2025	195,121	$23.0	$12.2
625 Second	Office	5/30/2025	138,354	$28.0	$—
__________________
1.Represents gross sales price before certain credits, prorations and closing costs.
2.Included within gain on sale of real estate, net on the Consolidated Statements of Operations.

The Company had no dispositions of real estate during the nine months ended September 30, 2024.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2025, the Company recorded an impairment charge of $18.4 million related to the real estate assets of its 625 Second office property. The impairment charge reflected a shortened expected holding period for the property and a reduction in the carrying value of the property to its estimated fair value based on the contractual sales price, which is considered a Level 2 measurement. The impairment charge is recorded within impairment loss on the Consolidated Statement of Operations. The property was subsequently sold on May 30, 2025.

During the three and nine months ended September 30, 2024, the Company recorded impairment charges totaling $34.4 million related to the real estate assets of its Maxwell, Foothill Research Center and 3176 Porter properties. The impairment charges reflected a shortened expected holding period for the properties and a reduction in the carrying value of the properties to their estimated fair value based on non-binding purchase offers from third party buyers, which is considered a Level 2 measurement. The impairment charges are recorded within impairment loss on the Consolidated Statements of Operations. The properties were subsequently sold.

4. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	September 30, 2025	December 31, 2024
Trailers	$81,859	$77,903
Production equipment	43,323	42,954
Trucks and other vehicles	25,109	22,035
Leasehold improvements	30,566	21,792
Furniture, fixtures and equipment	2,001	2,454
Other equipment	16,497	14,912
Non-real estate property, plant and equipment, at cost	199,355	182,050
Accumulated depreciation	(67,715)	(54,983)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$131,640	$127,067

The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the nine months ended September 30, 2025 and 2024.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
5. Investment in Unconsolidated Real Estate Entities

The following table summarizes the Company’s investments in unconsolidated joint ventures:

Property	Property Type	Submarket	Ownership Interest	Functional Currency
Sunset Waltham Cross Studios	Future Development	Broxbourne, United Kingdom	35%	Pound sterling	(1)
Bentall Centre	Operating Property	Downtown Vancouver	20%	Canadian dollar	(2)(3)
Sunset Pier 94 Studios	Development	Manhattan	51%	U.S. dollar	(4)
Sunset Glenoaks Studios	Operating Property	Sun Valley	50%	U.S. dollar	(2)(5)
__________________
1.The Company owns 35% of the ownership interests in each of the joint venture entities that own the Sunset Waltham Cross Studios development and the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity.
2.The Company serves as the operating member of this joint venture.
3.The Company has provided a recourse carve-out guarantee on the joint venture’s outstanding indebtedness in the amount of $94.2 million. The likelihood of loss relating to the guarantee is remote as of September 30, 2025.
4.The Company owns 51% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns the Sunset Pier 94 Studios development. The Company’s resulting economic interest in the development is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a recourse carve-out guarantee in the amount of $30.9 million, a completion guarantee and a guarantee of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of September 30, 2025.
5.The Company owns 50% of the ownership interests in the joint venture entity that owns Sunset Glenoaks Studios and the related TRS. The Company has provided a recourse carve-out guarantee on the joint venture’s outstanding indebtedness in the amount of $50.3 million. The likelihood of loss relating to the guarantee is remote as of September 30, 2025.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.2 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	September 30, 2025	December 31, 2024(1)
ASSETS
Investment in real estate, net	$1,199,135	$1,089,951
Other assets	69,319	41,177
TOTAL ASSETS	$1,268,454	$1,131,128

LIABILITIES
Secured debt, net	$569,267	$447,581
Other liabilities	56,623	49,115
TOTAL LIABILITIES	625,890	496,696

Company’s capital(2)	188,391	193,732
Partners’ capital	454,173	440,700
TOTAL CAPITAL	642,564	634,432

TOTAL LIABILITIES AND CAPITAL	$1,268,454	$1,131,128
__________________
1.Does not include balances related to Sunset Glenoaks Studios, which was accounted for as a consolidated entity as of December 31, 2024, but accounted for as an equity method investment as of September 30, 2025.

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

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
TOTAL REVENUES	$17,511	$17,010	$49,777	$56,075

TOTAL EXPENSES	20,984	32,358	60,142	86,054

NET LOSS(1)	$(3,473)	$(15,348)	$(10,365)	$(29,979)
__________________
1.The results of Sunset Glenoaks Studios are excluded for the period of time during which it was accounted for as a consolidated joint venture. See Note 2 for details.

6. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	September 30, 2025	December 31, 2024
Deferred leasing costs and in-place lease intangibles	$240,686	$244,463
Accumulated amortization	(118,467)	(116,868)
Deferred leasing costs and in-place lease intangibles, net	122,219	127,595
Lease incentives	92,424	34,352
Accumulated amortization	(4,826)	(1,203)
Lease incentives, net	87,598	33,149
Below-market ground leases	74,930	74,930
Accumulated amortization	(23,548)	(21,626)
Below-market ground leases, net	51,382	53,304
Above-market leases	200	636
Accumulated amortization	(199)	(437)
Above-market leases, net	1	199
Customer relationships	97,900	97,900
Accumulated amortization	(50,892)	(40,380)
Customer relationships, net	47,008	57,520
Non-competition agreements	5,300	8,200
Accumulated amortization	(4,371)	(4,926)
Non-competition agreements, net	929	3,274
Trade name	37,200	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$361,610	$327,514

Below-market leases	$39,628	$40,535
Accumulated amortization	(20,851)	(18,697)
INTANGIBLE LIABILITIES, NET	$18,777	$21,838

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred leasing costs and in-place lease intangibles(1)	$(7,501)	$(7,711)	$(24,854)	$(24,211)
Lease incentives(2)	$(1,761)	$(384)	$(3,623)	$(606)
Below-market ground leases(3)	$(651)	$(673)	$(1,953)	$(2,018)
Above-market leases(2)	$(1)	$(14)	$(167)	$(43)
Customer relationships(1)	$(3,502)	$(3,504)	$(10,511)	$(10,512)
Non-competition agreements(1)	$(267)	$(412)	$(2,347)	$(1,235)
Below-market leases(2)	$1,013	$1,210	$3,061	$3,942
Above-market ground leases(3)	$—	$11	$—	$32
__________________
1.Amortization is recorded in depreciation and amortization expenses on the Consolidated Statements of Operations.
2.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.
3.Amortization is recorded in office and studio operating expenses on the Consolidated Statements of Operations.

During the nine months ended September 30, 2025, the Company recorded a $0.1 million impairment charge related to the deferred leasing costs and intangible assets of the 625 Second office property. The property was subsequently sold on May 30, 2025. See Note 3 for details. The impairment charge is recorded within impairment loss on the Consolidated Statement of Operations.

During the three and nine months ended September 30, 2024, the Company recorded $0.7 million of impairment charges related to the deferred leasing costs and intangible assets of the Maxwell, Foothill Research Center and 3176 Porter office properties. These properties were subsequently sold. See Note 3 for details. The impairment charges are recorded within impairment loss on the Consolidated Statements of Operations.

7. Accounts Receivable

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to receivables are discussed in the Company’s 2024 Annual Report on Form 10-K.

Accounts Receivable

As of September 30, 2025, accounts receivable was $14.3 million and there was a $0.2 million allowance for doubtful accounts. As of December 31, 2024, accounts receivable was $15.0 million and there was a $0.5 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of September 30, 2025, straight-line rent receivables was $204.9 million and there was no allowance for doubtful accounts. As of December 31, 2024, straight-line rent receivables was $199.7 million and there was no allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
8. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	September 30, 2025	December 31, 2024
Non-real estate investments	$47,078	$50,373
Deferred tax assets	19	8
Interest rate derivative assets	2,086	4,325
Prepaid insurance	13,779	10,074
Deferred financing costs, net	4,704	2,165
Prepaid property tax	3,238	2,129
Other	24,374	21,040
PREPAID EXPENSES AND OTHER ASSETS, NET	$95,278	$90,114

Non-Real Estate Investments

The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized unrealized losses of $2.1 million and $2.3 million, respectively, on its non-real estate investments due to the changes in fair value. During the three and nine months ended September 30, 2024, the Company recognized unrealized losses of $1.1 million and $3.0 million, respectively, on its non-real estate investments due to the observable changes in fair value. As of September 30, 2025, the cumulative unrealized gain of the the investments is $4.5 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
9. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	September 30, 2025	December 31, 2024	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$—	$320,000	SOFR + 1.15% to 1.60%	12/31/2029	(5)
Series B notes	—	259,000	4.69%	12/16/2025
Series C notes	—	56,000	4.79%	12/16/2027
Series D notes	—	150,000	3.98%	7/6/2026
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	1,650,000	2,435,000

Secured debt
Hollywood Media Portfolio CMBS(7)	1,100,000	1,100,000	SOFR + 1.10%	8/9/2026
Acquired Hollywood Media Portfolio CMBS debt	(30,233)	(30,233)	SOFR + 2.11%	8/9/2026
Hollywood Media Portfolio CMBS, net(8)(9)	1,069,767	1,069,767
Element LA	—	168,000	4.59%	11/6/2025
1918 Eighth CMBS(10)	285,000	314,300	6.16%	9/11/2030
Hill7 CMBS(11)	101,000	101,000	3.38%	11/6/2028
Sunset Glenoaks Studios(12)(13)	—	99,600	SOFR + 3.10%	1/9/2027	(14)
Office Portfolio CMBS(15)(16)	470,833	—	SOFR + 3.76%	4/9/2030	(17)
Total secured debt	1,926,600	1,752,667
Total unsecured and secured debt	3,576,600	4,187,667
Unamortized deferred financing costs/loan discounts(18)	(21,492)	(10,823)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,555,108	$4,176,844

JOINT VENTURE PARTNER DEBT(19)	$66,136	$66,136	4.50%	10/9/2032	(20)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2025, which may be different than the interest rates as of December 31, 2024 for the corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of September 30, 2025, no such election had been made and the unsecured revolving credit facility bore interest at SOFR + 1.41%.
4.The Company has a total capacity of $795.3 million available under its unsecured revolving credit facility, which may be increased up to a total of $2.0 billion either in the form of an increase to an existing unsecured revolving credit facility or a new loan, including a term loan, subject to the satisfaction of certain conditions and lender commitments.
5.$333.3 million of the revolving commitments have an initial maturity date of December 21, 2025 with an option to extend the initial maturity date twice for an additional six-month term each at the sole discretion of the Company. $462.0 million of the revolving commitments have an initial maturity date of December 31, 2028 with an option to extend the initial maturity date twice for an additional six-month term each at the sole discretion of the Company.
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
13.Sunset Glenoaks Studios was consolidated as of December 31, 2024 and unconsolidated as of September 30, 2025. Therefore, the September 30, 2025 balance is reported at $0.

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

Current Year Activity

During the nine months ended September 30, 2025, there were $320.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

During the nine months ended September 30, 2025, the Company secured the Office Portfolio CMBS loan (a commercial mortgage-backed securities loan) with an aggregate principal amount of $475.0 million. This loan is secured by six office properties, bears interest at SOFR + 3.76% and matures on April 9, 2027, with three optional one-year extensions permitting certain financial and other covenants are met. The Company used the proceeds from the loan to repay $259.0 million on its unsecured revolving credit facility and to repay the $168.0 million loan secured by the Element LA property. The early repayment of the Element LA loan resulted in a $1.9 million loss on extinguishment of debt on the Consolidated Statements of Operations.

During the nine months ended September 30, 2025, the Company amended its unsecured revolving credit facility agreement to adjust certain definitions and covenant calculations beginning with the period ending December 31, 2024. The amendment also resulted in a decrease in the total capacity from $900.0 million to $775.0 million. The Company then amended the agreement a second time, which resulted in an increase in the total capacity to $795.3 million and extended the maturity date for $462.0 million of the total commitments to December 31, 2028, with two optional six-month extensions at the sole discretion of the Company.

During the nine months ended September 30, 2025, the Company fully repaid its Series B, Series C and Series D notes. The early repayment of the notes resulted in a $1.6 million loss on extinguishment of debt on the Consolidated Statements of Operations.

During the nine months ended September 30, 2025, the Company refinanced its 1918 Eighth loan with a CMBS loan secured by the 1918 Eighth property with an aggregate principal balance of $285.0 million. The refinanced loan bears interest at a weighted average rate of 6.16% and matures on September 11, 2030. The refinance of the loan resulted in a $0.2 million loss on extinguishment of debt on the Consolidated Statements of Operations.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of September 30, 2025:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2025	$—	$—
2026	1,069,767	—
2027	400,000	—
2028	451,000	—
2029	500,000	—
Thereafter	1,155,833	66,136
TOTAL	$3,576,600	$66,136

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

The following table summarizes existing covenants and their covenant levels as of September 30, 2025 related to our unsecured revolving credit facility and term loans:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	43.7%
Unsecured indebtedness to unencumbered asset value	≤ 60%	35.1%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.7x
Secured indebtedness to total asset value	≤ 45%	24.9%
Unencumbered NOI to unsecured interest expense	≥ 1.75x	2.3x

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of September 30, 2025:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	40.4%
Total unencumbered assets to unsecured debt	≥ 150%	323.1%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	1.9x
Secured debt to total assets	≤ 40%	22.7%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of September 30, 2025.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of September 30, 2025.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Interest Expense

The following table represents a reconciliation from gross interest expense to interest expense on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross interest expense(1)	$48,743	$53,539	$151,007	$157,272
Capitalized interest	(9,589)	(10,521)	(29,941)	(29,915)
Non-cash interest expense(2)	2,572	1,987	12,302	5,896
INTEREST EXPENSE	$41,726	$45,005	$133,368	$133,253
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of September 30, 2025 and December 31, 2024:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Type of Instrument	Accounting Policy(1)	Notional Amount	Effective Date	Maturity Date	Interest Rate	September 30, 2025	December 31, 2024
1918 Eighth	Swap	Mark-to-market(2)	$172,865	February 2023	October 2025	3.75%	$31	$524
1918 Eighth	Cap	Partial cash flow hedge	$314,300	June 2023	December 2025(3)	5.00%	—	62
1918 Eighth	Sold cap	Mark-to-market	$172,865	June 2023	December 2025(3)	5.00%	—	(34)
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	971	3,663
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	(728)	(267)
Hollywood Media Portfolio CMBS	Cap	Partial cash flow hedge(4)	$1,100,000	August 2024	August 2025	6.01%	—	4
Hollywood Media Portfolio CMBS	Sold cap(5)	Mark-to-market	$561,000	August 2024	August 2025	6.01%	—	(2)
Hollywood Media Portfolio CMBS	Cap	Mark-to-market	$1,100,000	August 2025	August 2026	4.95%	7	—
Hollywood Media Portfolio CMBS	Sold cap	Mark-to-market	$561,000	August 2025	August 2026	4.95%	(4)	—
Sunset Glenoaks Studios(6)	Cap	Cash flow hedge	$100,600	January 2025	January 2026	4.50%	—	72
Office Portfolio CMBS	Cap	Mark-to-market	$475,000	March 2025	April 2027	4.96%	48	—
Office Portfolio CMBS	Sold cap(5)	Mark-to-market	$475,000	March 2025	April 2027	4.96%	(48)	—
Office Portfolio CMBS(7)	Cap	Cash flow hedge	$220,002	April 2025	April 2027	3.35%	1,029	—
Office Portfolio CMBS	Swap	Cash flow hedge	$250,000	April 2025	April 2029	3.41%	(864)	—
TOTAL							$442	$4,022
__________________
1.Accounting policy elections are as of September 30, 2025, which may be different than the policy elections as of December 31, 2024 for the corresponding instrument.
2.This swap was accounted for as a cash flow hedge through August 2025, at which point the underlying loan was refinanced with with a fixed-rate loan and the swap no longer qualified for hedge accounting.
3.The cap and sold cap were early terminated on September 2, 2025.
4.$539,000 of the notional amount of the Hollywood Media Portfolio CMBS cap has been designated as an effective cash flow hedge for accounting purposes. The remainder is accounted for under mark-to-market accounting.
5.The sold caps serve to offset the changes in fair value of the portion of the Hollywood Media Portfolio CMBS cap that is not designated as a cash flow hedge for accounting purposes and the change in fair value of the full Office Portfolio CMBS cap, which is not designated as a cash flow hedge for accounting purposes.
6.Sunset Glenoaks Studios was consolidated as of December 31, 2024 and unconsolidated as of September 30, 2025. Therefore, the fair value of the derivative instrument as of September 30, 2025 is reported as $0.
7.The notional amount decreases on a monthly basis to follow the amortization of the underlying debt instrument.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of September 30, 2025, the Company expects $0.1 million of unrealized gain included in accumulated other comprehensive loss will be reclassified as a reduction to interest expense in the next 12 months.

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

The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a TRS for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. During the three and nine months ended September 30, 2025, the Company recorded an income tax provision of $24 thousand and $0.7 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $2.2 million and $2.7 million, respectively.

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is recognized when it is determined that it is more likely than not that a deferred tax asset will not be realized. Considering all available evidence, the realizability of the Company’s deferred tax assets is not reasonably assured; therefore, the Company has recorded a valuation allowance against substantially all of its deferred tax assets as of September 30, 2025 and December 31, 2024. As additional evidence to support the realizability of the deferred tax assets becomes available, the Company may reverse the valuation allowance.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2025, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2021. The Company has assessed its tax positions for all open years, which as of September 30, 2025 included 2022 to 2024 for federal purposes and 2021 to 2024 for state purposes, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2025 to 2045.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of September 30, 2025:

Year	Amount
Remaining 2025	$126,959
2026	494,278
2027	438,496
2028	369,955
2029	299,596
Thereafter	834,103
TOTAL	$2,563,387

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 10 ground leases, six sound stage leases, four office leases and 16 other leases as of September 30, 2025. The weighted average remaining lease term was 22 years as of September 30, 2025. The weighted average incremental borrowing rate used to calculate the right-of-use (“ROU”) assets and lease liabilities was 5.7% as of September 30, 2025. The Company’s operating lease obligations have expiration dates ranging from 2026 through 2067, including extension options which the Company is reasonably

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of September 30, 2025, the present value of the remaining contractual payments of $644.0 million under the Company’s operating lease agreements was $350.7 million. The corresponding operating lease ROU assets amounted to $338.4 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of September 30, 2025:

Year	Lease Payments(1)
Remaining 2025	$9,036
2026	36,642
2027	36,131
2028	35,374
2029	33,158
Thereafter	493,614
Total operating lease payments	643,955
Less: interest portion	(293,219)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$350,736
__________________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Variable rental expense	$1,612	$2,586	$4,066	$7,443
Minimum rental expense	$10,525	$11,507	$38,539	$34,140

13. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$2,086	$—	$2,086	$—	$4,325	$—	$4,325
Interest rate derivative liabilities(2)	$—	$(1,644)	$—	$(1,644)	$—	$(303)	$—	$(303)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$47,078	$—	$—	$—	$47,373
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below represents the carrying value and fair value of the Company’s debt as of:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$1,650,000	$1,537,376	$2,435,000	$2,040,075
Secured debt(1)	$1,926,600	$1,923,278	$1,752,667	$1,741,090
Consolidated joint venture partner debt	$66,136	$62,664	$66,136	$60,637
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

14. Share/Unit-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of September 30, 2025, there were 10.1 million common shares available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $2.76.

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

For 2024, the Compensation Committee adopted an annual equity award program for its top three most highly compensated executive officers consisting of a grant of time-based operating partnership performance units and a grant of market-based operating partnership performance units. The time-based awards were to vest in equal annual installments over the applicable service vesting period, which was five years. The market-based awards were to vest upon satisfaction of both the performance and service-based requirements. In June 2025, the top three most highly compensated executive officers agreed to a cancellation of their 2024 performance unit equity awards, which resulted in the accelerated recognition of the remaining unamortized compensation expense of $14.3 million during the nine months ended September 30, 2025, which is recorded in general and administrative on the Consolidated Statement of Operations.

The Compensation Committee did not adopt a performance-based equity award program for 2025.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table presents the classification and amount recognized for share/unit-based compensation related to the Company’s awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expensed share/unit-based compensation(1)(2)	$3,578	$5,961	$26,607	$19,446
Capitalized share/unit-based compensation(3)	431	481	1,293	1,570
TOTAL SHARE/UNIT-BASED COMPENSATION(4)	$4,009	$6,442	$27,900	$21,016
_________________
1.Amounts are recorded in general and administrative expenses, office operating expenses and studio operating expenses on the Consolidated Statements of Operations.
2.Amount expensed during the nine months ended September 30, 2025 includes $14.3 million of accelerated expense recognized in connection with the cancellation of the 2024 performance unit equity awards.
3.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
4.Amounts are recorded in accounts payable, accrued liabilities and other, additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended September 30, 2025 and 2024, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Basic and diluted net loss available to common stockholders	$(136,467)	$(97,918)	$(294,324)	$(197,147)
Denominator:
Basic weighted average common shares outstanding(1)	451,031,299	141,232,361	266,162,166	141,178,912
Effect of dilutive instruments(2)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	451,031,299	141,232,361	266,162,166	141,178,912
Basic earnings per common share	$(0.30)	$(0.69)	$(1.11)	$(1.40)
Diluted earnings per common share	$(0.30)	$(0.69)	$(1.11)	$(1.40)

__________________
1.Basic weighted average common shares outstanding includes common shares issuable upon the exercise of pre-funded warrants in the amounts of 71,823,715 and 28,942,588 for the three and nine months ended September 30, 2025, respectively. The warrants are exercisable at any time for nominal consideration.
2.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended September 30, 2025 and 2024, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Basic and diluted net loss available to common unitholders	$(138,246)	$(100,468)	$(300,706)	$(202,151)
Denominator:
Basic weighted average common units outstanding(1)	455,973,263	144,910,188	271,155,132	144,753,121
Effect of dilutive instruments(2)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	455,973,263	144,910,188	271,155,132	144,753,121
Basic earnings per common unit	$(0.30)	$(0.69)	$(1.11)	$(1.40)
Diluted earnings per common unit	$(0.30)	$(0.69)	$(1.11)	$(1.40)
__________________
1.Basic weighted average common units outstanding includes common units issuable upon the exercise of pre-funded warrants in the amounts of 71,823,715 and 28,942,588 for the three and nine months ended September 30, 2025, respectively. The warrants are exercisable at any time for nominal consideration.
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

16. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of September 30, 2025 and December 31, 2024, there were 111,777 and 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company, respectively. These Series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit. The units are convertible at the option of the holder into common units or redeemable for cash or, at the Company’s election, exchangeable for registered shares of common stock.

During the three months ended September 30, 2025, 123,991 units were redeemed for cash consideration of $3.1 million. During the nine months ended September 30, 2025, 280,821 units were redeemed for cash consideration of $7.0 million.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities	Series A Redeemable Preferred Units	Consolidated Real Estate Entity
BEGINNING OF PERIOD	$5,894	$48,890	$9,815	$49,279
Contributions	—	1,350	—	2,765
Distributions	—	—	—	(7)
Declared dividend	(53)	—	(320)	—
Net income (loss)	53	(974)	320	(2,771)
Redemption of preferred units	(3,099)	—	(7,020)	—
END OF PERIOD	$2,795	$49,266	$2,795	$49,266

17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2024	$2,785	$(11,202)	$(8,417)
Unrealized gain recognized in AOCI	87	9,653	9,740
Reclassification from AOCI into income(1)	(4,584)	—	(4,584)
Net change in AOCI	(4,497)	9,653	5,156
BALANCE AT SEPTEMBER 30, 2025	$(1,712)	$(1,549)	$(3,261)
__________________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2024	$2,889	$(11,602)	$(8,713)
Unrealized gain recognized in AOCI	51	10,042	10,093
Reclassification from AOCI into income(1)	(4,747)	—	(4,747)
Net change in AOCI	(4,696)	10,042	5,346
BALANCE AT SEPTEMBER 30, 2025	$(1,807)	$(1,560)	$(3,367)
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

During the nine months ended September 30, 2025, 144,449 common units were redeemed for cash consideration of $0.3 million.

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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	September 30, 2025	December 31, 2024
Company-owned common units in the operating partnership	379,433,295	141,279,102
Company’s ownership interest percentage	98.7%	97.4%
Non-controlling common units in the operating partnership(1)	4,941,964	3,796,346
Non-controlling ownership interest percentage	1.3%	2.6%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of September 30, 2025, this amount represents both common units and performance units of 406,520 and 4,535,444, respectively. As of December 31, 2024, this amount represents both common units and performance units in the amount of 550,969 and 3,245,377, respectively.

Common Stock Activity

On June 13, 2025, the Company issued in an underwritten public offering 237,553,442 shares of common stock and pre-funded warrants to purchase 71,863,597 shares of common stock. The pre-funded warrants have an exercise price of $0.01 per share and can be exercised at any time on or after June 13, 2025 at the option of the holder. The gross proceeds from the offering amounted to $689.3 million ($529.7 million from common stock and $159.6 million from pre-funded warrants). In connection with the offering, we paid underwriting fees of $27.4 million and other transaction costs of $5.6 million, resulting in net proceeds of $656.3 million. The proceeds from the offering were used to fully repay the outstanding amount under the unsecured revolving credit facility and for general corporate purposes. During the three and nine months ended September 30, 2025, 211,794 pre-funded warrants were exercised, resulting in the issuance of 211,073 shares of common stock in a cashless exchange.

The Company’s ATM program permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three and nine months ended September 30, 2025. A cumulative total of $65.8 million has been sold as of September 30, 2025.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. The Company did not utilize the share repurchase program during the three and nine months ended September 30, 2025. Since commencement of the program, a cumulative total of $214.7 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock	$—	$—	$—	$0.10
Common units and vested performance units(1)	$—	$—	$—	$0.10
Series A preferred units	$0.3906	$0.3906	$1.1718	$1.1718
Series C preferred stock	$0.296875	$0.296875	$0.890625	$0.890625

Unvested performance units(1)(2)	$—	$—	$—	$0.01
Payment date	September 30, 2025	September 30, 2024	N/A	N/A
Record date	September 19, 2025	September 20, 2024	N/A	N/A
_________________
1.The Company did not pay a quarterly common stock dividend during the first, second or third quarters of 2025. As a result, no quarterly common unit and performance unit dividends were paid.
2.Performance units are entitled to dividends equal to the common stock dividends declared by the Company. During their vesting period, unvested performance units receive 10% of declared dividends, with the remainder payable as soon as practicable after the vesting date. During the three and nine months ended September 30, 2025, the Company paid $0 and $0.4 million, respectively, of accrued dividends related to the performance units that vested on December 31, 2024.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Office segment
Core office revenues	$150,623	$162,881	$465,488	$507,911
Core office expenses
Utilities	(9,007)	(9,175)	(21,045)	(21,331)
Taxes	(16,411)	(18,866)	(49,628)	(55,702)
Administrative	(7,223)	(7,491)	(22,123)	(22,051)
Insurance	(5,415)	(6,802)	(17,627)	(20,032)
Other segment expenses(1)	(29,565)	(33,107)	(94,797)	(98,492)
Total core office expenses	(67,621)	(75,441)	(205,220)	(217,608)
Office net operating income	83,002	87,440	260,268	290,303
Studio segment
Studio revenues	32,038	33,451	99,455	114,360
Studio expenses
Rent expense & real estate taxes	(8,096)	(8,376)	(30,556)	(24,934)
Cost of goods sold	(3,865)	(4,188)	(13,770)	(19,611)
Other segment expenses(2)	(20,421)	(22,775)	(65,589)	(65,855)
Total studio expenses	(32,382)	(35,339)	(109,915)	(110,400)
Studio net operating income	(344)	(1,888)	(10,460)	3,960
TOTAL SEGMENT PROFIT	$82,658	$85,552	$249,808	$294,263
_________________
1.Includes ground lease rent, cleaning, parking, engineering, security, mechanical, electrical & plumbing and repairs & maintenance expenses.
2.Includes administrative, utilities, security, cleaning, engineering and repairs & maintenance expenses.

The table below presents the reconciliation of segment revenue to consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Office segment
Core office revenues	$150,623	$162,881	$465,488	$507,911
Chargebacks	3,956	4,061	10,135	10,145
Total office revenues	154,579	166,942	475,623	518,056
Studio segment
Total studio revenues	32,038	33,451	99,455	114,360
Total revenues	$186,617	$200,393	$575,078	$632,416

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below reconciles net loss to total profit from all segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET LOSS	$(144,086)	$(107,013)	$(312,124)	$(207,925)
General and administrative	13,709	19,544	59,968	59,959
Depreciation and amortization	94,085	86,672	281,921	265,324
Loss from unconsolidated real estate entities	744	3,219	2,203	6,443
Fee income	(1,082)	(1,437)	(3,917)	(3,933)
Interest expense	41,726	45,005	133,368	133,253
Interest income	(2,212)	(542)	(4,770)	(1,975)
Management services reimbursement income—unconsolidated real estate entities	(1,084)	(989)	(3,182)	(3,187)
Management services expense—unconsolidated real estate entities	1,084	989	3,182	3,187
Transaction-related expenses	139	269	590	2,306
Unrealized loss on non-real estate investments	2,098	1,081	2,335	3,024
Gain on sale of real estate, net	—	—	(10,007)	—
Impairment loss	—	36,543	18,476	36,543
Loss on deconsolidation of real estate entity	77,907	—	77,907	—
Loss on extinguishment of debt	207	—	3,702	—
Other (income) expense	(601)	28	(516)	(1,449)
Income tax provision	24	2,183	672	2,693
TOTAL PROFIT FROM ALL SEGMENTS	$82,658	$85,552	$249,808	$294,263

19. Related Party Transactions

Employment Agreements

The Company has entered into employment agreements with certain of its executive officers, effective January 1, 2025, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three and nine months ended September 30, 2025, the Company recognized $1.1 million and $3.2 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recognized $1.0 million and $3.2 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statements of Operations.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of September 30, 2025, the Company’s ROU assets and lease liabilities related to these lease obligations were $4.4 million and $4.6 million, respectively, as compared to ROU assets and lease liabilities of $4.9 million and $5.1 million, respectively, as of December 31, 2024. During the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $0.8 million, respectively, of related rental expense in management services expense—unconsolidated real estate entities on the Consolidated Statements of Operations related to these leases. During the three and nine months ended September 30, 2024, the Company recognized $0.3 million and $0.8 million, respectively, of related rental expense.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
20. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of September 30, 2025, the Company has contributed $41.1 million to these funds, net of distributions, with $9.9 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2025, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of September 30, 2025, the Company had $7.2 million in outstanding letters of credit under the unsecured revolving credit facility, the majority of which was related to the completion guarantee associated with the Sunset Pier 94 Studios development. Additionally, the Company had $11.7 million in outstanding letters of credit related to tenant improvement obligations for the properties securing the Office Portfolio CMBS loan.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of September 30, 2025, the Company had $109.4 million in related commitments.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest, net of capitalized interest	$129,326	$129,544
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$111,225	$103,969
Operating lease liability remeasurements	$9,024	$7,750
Assets derecognized upon deconsolidation of real estate entity	$244,438	$—
Liabilities derecognized upon deconsolidation of real estate entity	$103,912	$—
Operating lease liabilities recorded in connection with right-of-use assets	$—	$2,809
Redemption of common units in the operating partnership	$—	$133
Assets recognized upon consolidation of previously unconsolidated real estate entity	$—	$197,968
Liabilities recognized upon consolidation of previously unconsolidated real estate entity	$—	$86,565
Derecognition of equity method investment upon consolidation of previously unconsolidated real estate entity	$—	$55,593

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc and Hudson Pacific Properties, L.P.:

	Nine Months Ended September 30,
	2025	2024
BEGINNING OF PERIOD
Cash and cash equivalents	$63,256	$100,391
Restricted cash	35,921	18,765
TOTAL	$99,177	$119,156

END OF PERIOD
Cash and cash equivalents	$190,436	$90,692
Restricted cash	24,011	23,243
TOTAL	$214,447	$113,935

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at September 30, 2025, our portfolio of owned real estate included office properties comprising approximately 14.2 million square feet, studio properties comprising approximately 45 sound stages and 1.7 million square feet and land properties comprising approximately 3.7 million square feet of undeveloped density rights. Our production services assets include vehicles, lighting and grip, production supplies and other equipment and the lease rights to 20 sound stages.

As of September 30, 2025, our in-service office portfolio was 76.5% leased (including leases not yet commenced). Our same-store studio properties were 75.9% leased for the average percent leased for the 12 months ended September 30, 2025.

The following table summarizes our consolidated and unconsolidated portfolio as of September 30, 2025:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	39	11,929,972	74.0%	74.7%	$57.11
Non-same store	1	1,524,575	90.7	91.0	29.24
Total in-service office	40	13,454,547	75.9%	76.5%	$53.34
STUDIO
Same-store(5)	3	1,204,666	75.9%	75.9%	$47.36
Non-same store	1	243,300	8.4	8.4	36.21
Total in-service studio	4	1,447,966	64.6%	64.6%	$47.10
Total	44	14,902,513
Repositioning(6)	1	240,569	—%	—%	$—
Development(7)	2	778,000	0.4	0.4	3.72
Held-for-sale	0	0	—	—	—
Total repositioning, development and held-for-sale	3	1,018,569	0.3%	0.3%	$3.72
Total office and studio properties	47	15,921,082
Future development(8)	7	3,662,212
TOTAL	54	19,583,294
__________________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of September 30, 2025, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended September 30, 2025, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent (“ABR”) per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of September 30, 2025 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of September 30, 2025. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of September 30, 2025. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of September 30, 2025. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended September 30, 2025, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of September 30, 2025.
4.Same-store office for the three months ended September 30, 2025 defined as all properties owned and included in our stabilized office portfolio as of July 1, 2024 and still owned and included in the stabilized office portfolio as of September 30, 2025.
5.Includes studio properties owned and included in our portfolio as of July 1, 2024 and still owned and included in our portfolio as of September 30, 2025.

6.Refer to Repositioning table in this document for the office and studio projects under repositioning as of September 30, 2025.
7.Includes 546,000 square feet related to the office development Washington 1000 and 232,000 square feet related to Sunset Pier 94 Studios.
8.Includes entitlement to develop up to 428,623 square feet (508 residential units) at 10900-10950 Washington.

The following table provides information regarding the 15 largest tenants in our office portfolio based on HPP’s share of annualized base rent as of September 30, 2025:

	Tenant	# of Properties	Lease Expiration	Total Occupied Square Feet		HPP’s Share
						Annualized Base Rent(1)	Percent of Annualized Base Rent
1	Google, Inc.	3	2028-2029	458,054	(2)	$39,150,826	8.6%
2	Netflix, Inc.	3	9/30/31	722,305	(3)	27,065,312	5.9
3	Amazon	2	2030-2031	850,964	(4)	24,649,423	5.4
4	Riot Games, Inc.	1	3/31/30	284,037		20,106,092	4.4
5	City and County of San Francisco	2	2033-2067	429,595	(5)	17,769,342	3.9
6	Nutanix, Inc.	1	5/31/30	215,857		12,031,216	2.6
7	Salesforce.com	1	2027-2028	176,400	(6)	10,589,189	2.3
8	Dell EMC Corporation	2	2026-2027	130,021	(7)	9,299,037	2.0
9	Coupa Software Incorporated	1	11/30/33	100,654		7,841,953	1.7
10	X.AI, LLC	1	9/30/31	105,536		6,838,733	1.5
11	PayPal, Inc.	1	7/17/26	131,701	(8)	6,549,823	1.4
12	Weil, Gotshal & Manges LLP	1	8/31/26	76,278		6,469,157	1.4
13	Glu Mobile, Inc.	1	11/30/27	61,381		5,485,949	1.2
14	Redfin Corporation	2	2026-2027	115,968	(9)	5,017,802	1.1
15	Rivian Automotive, LLC	1	4/30/28	55,805		4,980,956	1.1
	TOTAL			3,914,556		$203,844,810	44.5%
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of September 30, 2025, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of September 30, 2025.
2.Google, Inc. expirations: (i) 208,843 square feet at Rincon Center on February 29, 2028, (ii) 207,857 square feet at 3400 Hillview on November 30, 2028 (early termination right between December 2026-February 2027) and (iii) 41,354 square feet at Ferry Building on October 31, 2029.
3.Netflix, Inc. expirations: (i) 326,792 square feet at ICON, (ii) 301,127 square feet at EPIC and (iii) 94,386 square feet at CUE.
4.Amazon expirations: (i) 659,150 square feet at 1918 Eighth on September 30, 2030 and (ii) 191,814 square feet at 5th & Bell on May 31, 2031.
5.City and County of San Francisco expirations: (i) 39,573 square feet at 1455 Market on September 19, 2033, (ii) 389,316 square feet at 1455 Market on April 30, 2045 and (iii) 706 square feet at Ferry Building on April 30, 2067.
6.Salesforce.com expirations at Rincon Center: (i) 83,372 square feet on April 30, 2027 and (ii) 93,028 square feet on October 31, 2028. Salesforce.com currently subleases 182,378 feet at Rincon Center to Twilio Inc. and pays us 50% of cash rents received pursuant to the sublease at a current average of $280,000 per month with annual growth thereafter, in addition to contractual base rent.
7.Dell EMC Corporation expirations: (i) 83,549 square feet at 875 Howard on June 30, 2026 and (ii) 46,472 square feet at 505 First on January 31, 2027.
8.PayPal, Inc. has exercised their early termination right at Fourth & Traction for July 2026.
9.Redfin Corporation expirations: (i) 2,978 square feet at Gateway on September 30, 2026 and (ii) 112,990 square feet at Hill7 on July 31, 2027.

Overview

Property Dispositions

During the nine months ended September 30, 2025, the Company sold its Maxwell, Foothill Research Center and 625 Second properties for $46.0 million, $23.0 million and $28.0 million, respectively. See Part I, Item 1 “Note 3 to the Consolidated Financial Statements—Investment in Real Estate” for details. A portion of the net proceeds from these sales was used to repay outstanding amounts on the unsecured revolving credit facility.

In Process and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of September 30, 2025:

	Type	Submarket	Estimated Square Feet (Units)(1)	Estimated Completion Date	Estimated Stabilization Date
Under Construction:
New York, New York
Sunset Pier 94 Studios(2)	Studio	Manhattan	232,000	Q4-2025	Q3-2026
TOTAL			232,000

Recently Completed:
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q4-2024	Q1-2027
TOTAL			546,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(3)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(3)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(3)	Residential	Hollywood	19,816 (33 units)	TBD	TBD
Element LA—Development	Office	West Los Angeles	500,000	TBD	TBD
10900/10950 Washington	Residential	West Los Angeles	428,623 (508 units)	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(4)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(5)	Studio	Broxbourne	1,167,347	TBD	TBD
TOTAL			3,662,212

TOTAL UNDER CONSTRUCTION, RECENTLY COMPLETED AND FUTURE DEVELOPMENT			4,440,212
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
4.We own 20% of the ownership interests in the unconsolidated joint venture that owns Burrard Exchange.
5.We own 35% of the ownership interests in the unconsolidated joint venture that owns Sunset Waltham Cross Studios.

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

The following table summarizes the portions of office and studio projects currently under repositioning as of September 30, 2025:

Location	Submarket	Square Feet
Repositioning:
899 Howard	San Francisco	96,240
1455 Market	San Francisco	49,272
Rincon Center	San Francisco	38,514
Sunset Las Palmas Studios	Hollywood	18,594
Bentall Centre	Downtown Vancouver	18,559
Palo Alto Square	Palo Alto	12,740
Sunset Gower Studios	Hollywood	6,650
TOTAL REPOSITIONING		240,569

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

Office Lease Expirations

The following table summarizes the lease expirations for leases in place as of September 30, 2025, plus available space, at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Annualized Base Rent(2)	Percent of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration(2)	Annualized Base Rent Per Lease Square Foot at Expiration(2)
Vacant		3,916,655
Q4-2025	34	141,816	4,428,987	1.0	50.27	4,431,696	50.30
Total 2025	34	141,816	4,428,987	1.0	50.27	4,431,696	50.30
2026	139	1,022,988	51,392,903	11.2	56.88	51,305,459	56.79
2027	149	1,236,585	68,653,281	14.9	59.44	71,567,441	61.96
2028	127	1,518,106	90,369,586	19.6	69.54	95,944,643	73.83
2029	89	742,778	36,010,820	7.8	64.71	40,094,305	72.05
2030	79	1,809,624	78,635,256	17.1	55.87	88,910,082	63.17
2031	47	1,425,473	59,477,442	12.9	60.08	71,800,783	72.52
2032	14	144,214	6,236,607	1.4	58.29	7,290,184	68.13
2033	25	642,258	27,110,163	5.9	52.26	33,783,261	65.13
2034	14	173,266	6,169,239	1.3	36.27	10,838,792	63.73
Thereafter	37	964,942	28,293,544	6.2	41.29	44,908,434	65.53
Building management use(3)	62	357,594	—	—	—	—	—
Signed leases not commenced	19	87,044	3,171,796.7		38.88	3,924,381	48.10
Portfolio Total/Weighted Average	835	14,183,343	$459,949,624	100.0%	$55.57	$524,799,461	$63.41
__________________
1.Does not include 37 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of September 30, 2025 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of September 30, 2025. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of September 30, 2025. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of September 30, 2025.
3.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Renewals(1)
Number of leases	34	39	92	109
Square feet	167,851	237,151	606,131	636,182
Tenant improvement costs per square foot(2)(3)	$3.19	$13.18	$13.69	$21.49
Leasing commission costs per square foot(2)	6.37	6.40	8.87	10.13
Total tenant improvement and leasing commission costs(2)	$9.56	$19.58	$22.56	$31.62

New leases(4)
Number of leases	41	46	117	128
Square feet	347,599	302,121	1,097,669	951,236
Tenant improvement costs per square foot(2)(3)	$85.29	$70.41	$70.95	$55.87
Leasing commission costs per square foot(2)	17.12	19.72	15.15	14.47
Total tenant improvement and leasing commission costs(2)	$102.41	$90.13	$86.10	$70.34

TOTAL
Number of leases	75	85	209	237
Square feet	515,450	539,272	1,703,800	1,587,418
Tenant improvement costs per square foot(2)(3)	$55.47	$44.20	$49.64	$42.32
Leasing commission costs per square foot(2)	13.21	13.62	12.82	12.76
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$68.68	$57.82	$62.46	$55.08
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

Financings

During the nine months ended September 30, 2025, there were $320.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

During the nine months ended September 30, 2025, the Company secured the Office Portfolio CMBS loan with an aggregate principal amount of $475.0 million. The loan is secured by six office properties, bears interest at SOFR + 3.76% and matures on April 9, 2027, with three optional one-year extensions permitting certain financial and other covenants are met. The Company used the proceeds from the loan to repay $259.0 million on its unsecured revolving credit facility and to repay the $168.0 million loan secured by the Element LA property.

During the nine months ended September 30, 2025, the Company amended its unsecured revolving credit facility agreement to adjust certain definitions and covenant calculations beginning with the period ending December 31, 2024. The amendment also resulted in a decrease in the total capacity from $900.0 million to $775.0 million. The Company then amended the agreement a second time, which resulted in an increase in the total capacity to $795.3 million and extended the maturity date for $462.0 million of the total commitments to December 31, 2028, with two optional six-month extensions at the sole discretion of the Company.

During the nine months ended September 30, 2025, the Company fully repaid its Series B, Series C and Series D notes.

During the nine months ended September 30, 2025, the Company issued in an underwritten public offering 237,553,442 shares of common stock and pre-funded warrants to purchase 71,863,597 shares of common stock. The gross proceeds from the offering amounted to $689.3 million.

During the nine months ended September 30, 2025, the Company refinanced its 1918 Eighth loan with a CMBS loan secured by the 1918 Eighth property with an aggregate principal balance of $285.0 million. The refinanced loan bears interest at a weighted average rate of 6.16% and matures on September 11, 2030.

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

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Net Loss

Net loss increased $37.1 million, or 34.6%, to $144.1 million for the three months ended September 30, 2025 compared to $107.0 million for the three months ended September 30, 2024. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of July 1, 2024 and still owned and included in the stabilized portfolio as of September 30, 2025; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties

•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2025	2024
Net loss	$(144,086)	$(107,013)	$(37,073)	34.6%
Adjustments:
Loss from unconsolidated real estate entities	744	3,219	(2,475)	(76.9)
Fee income	(1,082)	(1,437)	355	(24.7)
Interest expense	41,726	45,005	(3,279)	(7.3)
Interest income	(2,212)	(542)	(1,670)	308.1
Management services reimbursement income—unconsolidated real estate entities	(1,084)	(989)	(95)	9.6
Management services expense—unconsolidated real estate entities	1,084	989	95	9.6
Transaction-related expenses	139	269	(130)	(48.3)
Unrealized loss on non-real estate investments	2,098	1,081	1,017	94.1
Impairment loss	—	36,543	(36,543)	(100.0)
Loss on deconsolidation of real estate entity	77,907	—	77,907	—
Loss on extinguishment of debt	207	—	207	—
Other (income) expense	(601)	28	(629)	(2,246.4)
Income tax provision	24	2,183	(2,159)	(98.9)
General and administrative	13,709	19,544	(5,835)	(29.9)
Depreciation and amortization	94,085	86,672	7,413	8.6
NOI	$82,658	$85,552	$(2,894)	(3.4)%

Same-store NOI	$88,199	$89,007	$(808)	(0.9)%
Non-same-store NOI	(5,541)	(3,455)	(2,086)	60.4
NOI	$82,658	$85,552	$(2,894)	(3.4)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended September 30,
	2025	2024
Same-store office
Number of properties	39	39
Rentable square feet	11,929,972	11,862,465
Ending % leased	74.7%	79.2%
Ending % occupied	74.0%	78.4%
Average % occupied for the period	72.8%	77.4%
Average annual rental rate per square foot	$57.11	$58.54

Same-store studio
Number of properties	3	3
Rentable square feet	1,204,666	1,204,666
Average % leased for the period(1)	75.9%	73.8%
__________________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI:

	Three Months Ended September 30,
	2025			2024
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental revenues	$148,232	$58	$148,290	$155,195	$7,713	$162,908
Service and other revenues	6,272	17	6,289	3,792	242	4,034
Total office revenues	154,504	75	154,579	158,987	7,955	166,942

Studio
Rental revenues	10,604	2,963	13,567	10,268	3,452	13,720
Service and other revenues	4,333	14,138	18,471	4,501	15,230	19,731
Total studio revenues	14,937	17,101	32,038	14,769	18,682	33,451

Total revenues	169,441	17,176	186,617	173,756	26,637	200,393

Operating expenses
Office operating expenses	71,694	(117)	71,577	74,936	4,566	79,502
Studio operating expenses	9,548	22,834	32,382	9,813	25,526	35,339
Total operating expenses	81,242	22,717	103,959	84,749	30,092	114,841

Office NOI	82,810	192	83,002	84,051	3,389	87,440
Studio NOI	5,389	(5,733)	(344)	4,956	(6,844)	(1,888)
NOI	$88,199	$(5,541)	$82,658	$89,007	$(3,455)	$85,552

The following table gives further detail on our change in NOI:

	Three Months Ended September 30, 2025 as compared to Three Months Ended September 30, 2024
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental revenues	$(6,963)	(4.5)%	$(7,655)	(99.2)%	$(14,618)	(9.0)%
Service and other revenues	2,480	65.4	(225)	(93.0)	2,255	55.9
Total office revenues	(4,483)	(2.8)	(7,880)	(99.1)	(12,363)	(7.4)

Studio
Rental revenues	336	3.3	(489)	(14.2)	(153)	(1.1)
Service and other revenues	(168)	(3.7)	(1,092)	(7.2)	(1,260)	(6.4)
Total studio revenues	168	1.1	(1,581)	(8.5)	(1,413)	(4.2)

Total revenues	(4,315)	(2.5)	(9,461)	(35.5)	(13,776)	(6.9)

Operating expenses
Office operating expenses	(3,242)	(4.3)	(4,683)	(102.6)	(7,925)	(10.0)
Studio operating expenses	(265)	(2.7)	(2,692)	(10.5)	(2,957)	(8.4)
Total operating expenses	(3,507)	(4.1)	(7,375)	(24.5)	(10,882)	(9.5)

Office NOI	(1,241)	(1.5)	(3,197)	(94.3)	(4,438)	(5.1)
Studio NOI	433	8.7	1,111	(16.2)	1,544	(81.8)
NOI	$(808)	(0.9)%	$(2,086)	60.4%	$(2,894)	(3.4)%

NOI decreased $2.9 million, or 3.4%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily resulting from:

•a $2.1 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $3.2 million resulting from the sales of our 3176 Porter property in 2024 and our Foothill Research Center and Maxwell properties in 2025, partially offset by an increase due to the sale of 625 Second in 2025; further offset by
•an increase in studio NOI of $1.1 million due to cost savings initiatives at Quixote.
•a $0.8 million decrease in same-store NOI driven by:
•a decrease in office NOI of $1.2 million primarily due to:
•a $7.0 million decrease in rental revenues driven by lease terminations at our 1455 Market, Met Park North, Hill7, Concourse and 83 King properties, partially offset by a prior year non-recurring straight-line rent reserve related to transitioning a tenant to cash basis reporting; partially offset by
•a $3.2 million decrease in office operating expenses primarily due to employee retention credit tax refunds received in 2025; and
•a $2.5 million increase in service and other revenues due to a lease termination fee received at our Fourth & Traction property.
•partially offset by an increase in studio NOI of $0.4 million driven by higher production activity at our Sunset Las Palmas Studios property.

Other (Expenses) Income

Loss from unconsolidated real estate entities

We recorded a $0.7 million loss from unconsolidated real estate entities for the three months ended September 30, 2025 compared to a loss of $3.2 million for the three months ended September 30, 2024. The change was primarily driven by mark-to-

market adjustments for an interest rate swap that does not qualify for hedge accounting.

Fee income

We recognized fee income of $1.1 million for the three months ended September 30, 2025 compared to $1.4 million for the three months ended September 30, 2024. Fee income represents the management fee income earned from our unconsolidated real estate entities.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Gross interest expense(1)	$48,743	$53,539	$(4,796)	(9.0)%
Capitalized interest	(9,589)	(10,521)	932	(8.9)
Non-cash interest expense(2)	2,572	1,987	585	29.4
TOTAL	$41,726	$45,005	$(3,279)	(7.3)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $4.8 million or 9.0%, to $48.7 million for the three months ended September 30, 2025 compared to $53.5 million for the three months ended September 30, 2024. The decrease was primarily related to a lower outstanding balance on the unsecured line of credit, the 2025 repayments of the Element LA loan and Series B, C and D notes, a decrease in both the principal amount and the interest rate on the 1918 Eighth loan as a result of its refinancing and lower reference rates on our floating rate debt. The decrease was partially offset by the interest expense related to the Office Portfolio CMBS loan, which was obtained in March 2025.

Capitalized interest decreased by $0.9 million or 8.9%, to $9.6 million for the three months ended September 30, 2025 compared to $10.5 million for the three months ended September 30, 2024 primarily due to the completion of our Sunset Glenoaks Studios development during 2024. The decrease was partially offset by an increase in development activity at our Washington 1000 and 10900-10950 Washington properties.

Non-cash interest expense increased by $0.6 million, or 29.4%, to $2.6 million for the three months ended September 30, 2025 compared to $2.0 million for the three months ended September 30, 2024. The increase was primarily related to an increase in the amortization of deferred financing costs driven by the Office Portfolio CMBS loan, which was obtained in March 2025.

Interest income

Interest income increased by $1.7 million, or 308.1%, to $2.2 million for the three months ended September 30, 2025 compared to $0.5 million for the three months ended September 30, 2024. The increase was driven by an increase in cash deposits in interest-bearing accounts.

Transaction-related expenses

During the three months ended September 30, 2025, we recorded transaction-related expenses of $0.1 million primarily related to legal expenses incurred in connection with early lease terminations at Quixote. During the three months ended September 30, 2024, we recognized transaction-related expenses of $0.3 million primarily related to dead deals.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $2.1 million for the three months ended September 30, 2025 compared to an unrealized loss of $1.1 million for the three months ended September 30, 2024, which were due to the observable changes in the fair value of the investments.

Impairment loss

During the three months ended September 30, 2024, we recorded an impairment loss of $36.5 million due to a reduction in the estimated holding periods for our Maxwell, Foothill Research Center and 3176 Porter properties, which were subsequently sold. We did not record any impairment charges during the three months ended September 30, 2025.

Loss on deconsolidation of real estate entity

During the three months ended September 30, 2025, we recognized a $77.9 million loss related to the deconsolidation of our Sunset Glenoaks Studios property. The loss was calculated as the difference between 1) the sum of the fair value of the Company’s retained noncontrolling investment in the joint venture and the carrying amount of the noncontrolling interest in the joint venture at the date of the deconsolidation; and 2) the carrying amount of the joint venture’s net assets at the date of the deconsolidation. No gain or loss on deconsolidation was recognized during the three months ended September 30, 2024.

Loss on extinguishment of debt

During the three months ended September 30, 2025, we recognized a loss on extinguishment of debt of $0.2 million related to the refinancing of the loan secured by our 1918 Eighth property. No gain or loss on extinguishment of debt was recognized during the three months ended September 30, 2024.

Other income (expense)

During the three months ended September 30, 2025, we recognized other income of $0.6 million, which was primarily related to a gain on insurance proceeds received for damaged property. During the three months ended September 30, 2024 we recognized other expense of $28 thousand.

Income tax provision

We recorded an income tax provision of $24 thousand for the three months ended September 30, 2025 compared to $2.2 million for the three months ended September 30, 2024. The amount recorded for the three months ended September 30, 2024 related to a valuation allowance recorded against certain deferred tax assets. As of September 30, 2025, the Company has recorded a valuation allowance against substantially all of its deferred tax assets

General and administrative expenses

General and administrative expenses decreased by $5.8 million, or 29.9%, to $13.7 million for the three months ended September 30, 2025 compared to $19.5 million for the three months ended September 30, 2024. The decrease was primarily due to a reduction in bonus and stock-based compensation expense during the three months ended September 30, 2025.

Depreciation and amortization expense

Depreciation and amortization expense increased by $7.4 million, or 8.6%, to $94.1 million for the three months ended September 30, 2025 compared to $86.7 million for the three months ended September 30, 2024. The increase was driven by accelerated depreciation related to the demolition of an unused building structure at our Sunset Las Palmas Studios property for its conversion to a parking lot and the accelerated depreciation of tenant improvements related to an early lease termination at our Fourth & Traction property. The increase was partially offset by the effect of the sales of our 3176 Porter property in 2024 and our Foothill Research, Maxwell and 625 Second properties in 2025.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Net Loss

Net loss increased $104.2 million, or 50.1%, to $312.1 million for the nine months ended September 30, 2025 compared to $207.9 million for the nine months ended September 30, 2024. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2024 and still owned and included in the stabilized portfolio as of September 30, 2025; and

•Non-same-store, which includes:
•Stabilized non-same-store properties

•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2025	2024
Net loss	$(312,124)	$(207,925)	$(104,199)	50.1%
Adjustments:
Loss from unconsolidated real estate entities	2,203	6,443	(4,240)	(65.8)
Fee income	(3,917)	(3,933)	16	(0.4)
Interest expense	133,368	133,253	115	0.1
Interest income	(4,770)	(1,975)	(2,795)	141.5
Management services reimbursement income—unconsolidated real estate entities	(3,182)	(3,187)	5	(0.2)
Management services expense—unconsolidated real estate entities	3,182	3,187	(5)	(0.2)
Transaction-related expenses	590	2,306	(1,716)	(74.4)
Unrealized loss on non-real estate investments	2,335	3,024	(689)	(22.8)
Gain on sale of real estate, net	(10,007)	—	(10,007)	—
Impairment loss	18,476	36,543	(18,067)	(49.4)
Loss on deconsolidation of real estate entity	77,907	—	77,907	—
Loss on extinguishment of debt	3,702	—	3,702	—
Other income	(516)	(1,449)	933	(64.4)
Income tax provision	672	2,693	(2,021)	(75.0)
General and administrative	59,968	59,959	9	—
Depreciation and amortization	281,921	265,324	16,597	6.3
NOI	$249,808	$294,263	$(44,455)	(15.1)%

Same-store NOI	275,155	298,128	(22,973)	(7.7)%
Non-same-store NOI	(25,347)	(3,865)	(21,482)	555.8
NOI	$249,808	$294,263	$(44,455)	(15.1)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Nine Months Ended September 30,
	2025	2024
Same-store office
Number of properties	39	39
Rentable square feet	11,929,972	11,862,465
Ending % leased	74.7%	79.2%
Ending % occupied	74.0%	78.4%
Average % occupied for the period	73.3%	77.6%
Average annual rental rate per square foot	$57.11	$58.54

Same-store studio
Number of properties	3	3
Rentable square feet	1,204,666	1,204,666
Average % occupied for the period(1)	75.9%	73.8%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Nine Months Ended September 30,
	2025			2024
	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Revenues
Office
Rental revenues	$453,692	$3,524	$457,216	$482,697	$24,234	$506,931
Service and other revenues	18,254	153	18,407	10,526	599	11,125
Total office revenues	471,946	3,677	475,623	493,223	24,833	518,056

Studio
Rental revenues	31,209	9,899	41,108	31,677	10,084	41,761
Service and other revenues	16,352	41,995	58,347	22,705	49,894	72,599
Total studio revenues	47,561	51,894	99,455	54,382	59,978	114,360

Total revenues	519,507	55,571	575,078	547,605	84,811	632,416

Operating expenses
Office operating expenses	213,223	2,132	215,355	215,492	12,261	227,753
Studio operating expenses	31,129	78,786	109,915	33,985	76,415	110,400
Total operating expenses	244,352	80,918	325,270	249,477	88,676	338,153

Office NOI	258,723	1,545	260,268	277,731	12,572	290,303
Studio NOI	16,432	(26,892)	(10,460)	20,397	(16,437)	3,960
NOI	$275,155	$(25,347)	$249,808	$298,128	$(3,865)	$294,263

The following table gives further detail on our change in NOI:

	Nine Months Ended September 30, 2025 as compared to Nine Months Ended September 30, 2024
	Same-Store		Non-Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenues
Office
Rental revenues	$(29,005)	(6.0)%	$(20,710)	(85.5)%	$(49,715)	(9.8)%
Service and other revenues	7,728	73.4	(446)	(74.5)	7,282	65.5
Total office revenues	(21,277)	(4.3)	(21,156)	(85.2)	(42,433)	(8.2)

Studio
Rental revenues	(468)	(1.5)	(185)	(1.8)	(653)	(1.6)
Service and other revenues	(6,353)	(28.0)	(7,899)	(15.8)	(14,252)	(19.6)
Total studio revenues	(6,821)	(12.5)	(8,084)	(13.5)	(14,905)	(13.0)

Total revenues	(28,098)	(5.1)	(29,240)	(34.5)	(57,338)	(9.1)

Operating expenses
Office operating expenses	(2,269)	(1.1)	(10,129)	(82.6)	(12,398)	(5.4)
Studio operating expenses	(2,856)	(8.4)	2,371	3.1	(485)	(0.4)
Total operating expenses	(5,125)	(2.1)	(7,758)	(8.7)	(12,883)	(3.8)

Office NOI	(19,008)	(6.8)	(11,027)	(87.7)	(30,035)	(10.3)
Studio NOI	(3,965)	(19.4)	(10,455)	63.6	(14,420)	(364.1)
NOI	$(22,973)	(7.7)%	$(21,482)	555.8%	$(44,455)	(15.1)%

NOI decreased $44.5 million, or 15.1%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily resulting from:

•a $23.0 million decrease in same-store NOI driven by:
•a decrease in office NOI of $19.0 million primarily due to:
•a $29.0 million decrease in rental revenues driven by lease terminations at our Met Park North, Concourse, 1455 Market, 83 King, 901 Market, Towers at Shore Center and 857 Howard properties; partially offset by
•a $7.7 million increase in service and other revenues due to lease termination fees received at our 6040 Sunset, Fourth & Traction, Shorebreeze and Rincon Center properties; and
•a $2.3 million decrease in operating expenses due to an employee retention credit tax refund received in 2025.
•a decrease in studio NOI of $4.0 million primarily due to lower production activity at our Sunset Gower Studios property, partially offset by higher production activity at our Sunset Las Palmas Studios property.
•a $21.5 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $11.0 million resulting from the sales of our 3176 Porter property in late 2024 and our Foothill Research, 625 Second and Maxwell properties in 2025; and
•a decrease in studio NOI of $10.5 million primarily due to:
•a $7.9 million decrease in service and other revenues due to lower stage and production activity at Quixote; and
•a $2.4 million increase in studio operating expenses driven by the substantial completion of our Sunset Glenoaks Studios property in the second quarter of 2024.

Other (Expenses) Income

Loss from unconsolidated real estate entities

We recorded a $2.2 million loss from unconsolidated real estate entities for the nine months ended September 30, 2025 compared to a loss of $6.4 million for the nine months ended September 30, 2024. The change was primarily driven by mark-to-market adjustments for an interest rate swap that does not qualify for hedge accounting.

Fee income

We recognized fee income of $3.9 million for the nine months ended September 30, 2025 compared to $3.9 million for the nine months ended September 30, 2024. Fee income represents the management fee income earned from our unconsolidated real estate entities.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Gross interest expense(1)	$151,007	$157,272	$(6,265)	(4.0)%
Capitalized interest	(29,941)	(29,915)	(26)	0.1
Non-cash interest expense(2)	12,302	5,896	6,406	108.6
TOTAL	$133,368	$133,253	$115	0.1%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $6.3 million, or 4.0%, to $151.0 million for the nine months ended September 30, 2025 compared to $157.3 million for the nine months ended September 30, 2024. The decrease was primarily related to lower outstanding borrowings on the unsecured line of credit, the 2025 repayments of the Element LA loan and Series B, C and D notes and as lower reference rates on our floating rate debt. The decrease was partially offset by the interest expense related to the Office Portfolio CMBS loan, which was obtained in March 2025.

Capitalized interest increased by $26 thousand, or 0.1%, to $29.9 million for the nine months ended September 30, 2025 compared to $29.9 million for the nine months ended September 30, 2024. The increase was primarily driven by development activity at our Washington 1000, Sunset Las Palmas Studios, Sunset Waltham Cross Studios and Sunset Pier 94 Studios properties, offset by the completion of our Sunset Glenoaks Studios development in 2024

Non-cash interest expense increased by $6.4 million, or 108.6%, to $12.3 million for the nine months ended September 30, 2025 compared to $5.9 million for the nine months ended September 30, 2024. The increase was primarily related to the amortization of cash premiums paid to obtain new interest rate caps during the nine months ended September 30, 2025 and an increase in the amortization of deferred financing costs driven by the Office Portfolio CMBS loan, which was obtained in March 2025

Interest income

Interest income increased by $2.8 million, or 141.5%, to $4.8 million for the nine months ended September 30, 2025 compared to $2.0 million for the nine months ended September 30, 2024. The increase is due to an increase in cash deposits in interest-bearing accounts and interest income earned on an employee retention credit tax refund received in 2025.

Transaction-related expenses

During the nine months ended September 30, 2025, we recognized transaction-related expenses of $0.6 million primarily related to legal expenses incurred in connection with early lease terminations at Quixote. During the nine months ended September 30, 2024, we recognized transaction-related expenses of $2.3 million primarily related to dead deals.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on our non-real estate investments of $2.3 million for the nine months ended September 30, 2025 compared to a loss of $3.0 million for the nine months ended September 30, 2024, which were due to the observable changes in the fair value of the investments.

Gain on sale of real estate, net

During the nine months ended September 30, 2025, we recognized a net gain on sale of real estate of $10.0 million attributable to the sales of our Foothill Research and Maxwell properties. No gain or loss on sale was recognized during the nine months ended September 30, 2024.

Impairment loss

During the nine months ended September 30, 2025, we recorded an impairment loss of $18.5 million due to a reduction in the estimated holding period for our 625 Second office property, which was subsequently sold. During the nine months ended September 30, 2024, we recorded an impairment loss of $36.5 million due to a reduction in the estimated holding periods for our Maxwell, Foothill Research Center and 3176 Porter properties, which were subsequently sold.

Loss on deconsolidation of real estate entity

During the nine months ended September 30, 2025, we recognized a $77.9 million loss related to the deconsolidation of our Sunset Glenoaks Studios property. The loss was calculated as the difference between 1) the sum of the fair value of the Company’s retained noncontrolling investment in the joint venture and the carrying amount of the noncontrolling interest in the joint venture at the date of the deconsolidation; and 2) the carrying amount of the joint venture’s net assets at the date of the deconsolidation. No gain or loss on deconsolidation was recognized during the nine months ended September 30, 2024.

Loss on extinguishment of debt

During the nine months ended September 30, 2025, we recognized a $3.7 million loss on extinguishment of debt related to the early repayment of the loan secured by our Element LA property and the Series B, C and D notes, as well as the refinancing of the loan secured by our 1918 Eighth property. No gain or loss on extinguishment of debt was recognized during the nine months ended September 30, 2024.

Other income

During the nine months ended September 30, 2025, we recognized other income of $0.5 million, which was primarily related to a gain on insurance proceeds received for damaged property. During the nine months ended September 30, 2024, we recognized other income of $1.4 million related to the sale of a non-real estate investment.

Income tax provision

We recorded an income tax provision of $0.7 million for the nine months ended September 30, 2025 compared to $2.7 million for the nine months ended September 30, 2024. The amount recorded for the nine months ended September 30, 2024 related to a valuation allowance recorded against certain deferred tax assets. As of September 30, 2025, the Company has recorded a valuation allowance against substantially all of its deferred tax assets.

General and administrative expenses

General and administrative expenses remained flat at $60.0 million for the nine months ended September 30, 2025 and nine months ended September 30, 2024. During the nine months ended September 30, 2025, the there was an increase in compensation-related expenses primarily due to the accelerated recognition of $14.3 million of compensation expense related to the cancellation of the 2024 performance unit equity awards by the Company’s top three most highly compensated executive officers, which was offset by the impact of Company-wide cost savings initiatives.

Depreciation and amortization expense

Depreciation and amortization expense increased by $16.6 million, or 6.3%, to $281.9 million for the nine months ended September 30, 2025 compared to $265.3 million for the nine months ended September 30, 2024. The increase was primarily related to the following activity during the nine months ended September 30, 2025: accelerated depreciation of tenant improvements related to early lease terminations at our 6040 Sunset, Quixote, Hill7 and Fourth & Traction properties; disposals of transportation assets at Quixote; accelerated amortization of a non-competition agreement intangible asset at Quixote; and accelerated depreciation related to the demolition of an unused building structure at our Sunset Las Palmas Studios property for its conversion to a parking lot. The increase was partially offset by the effect of the sales of our 3176 Porter property in 2024 and Foothill Research, Maxwell and 625 Second properties in 2025.

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

Liquidity Sources

We had approximately $190.4 million of cash and cash equivalents at September 30, 2025. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

In June 2025, we issued in an underwritten public offering 237,553,442 shares of common stock and pre-funded warrants to purchase 71,863,597 shares of common stock. The gross proceeds from the offering amounted to $689.3 million.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through September 30, 2025. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of September 30, 2025 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility	$795,250	$—	$795,250
Sunset Glenoaks Studios construction loan(1)(2)	50,300	50,300	—
Bentall Centre(1)(2)(3)	95,016	94,164	852
Sunset Pier 94 Studios construction loan(1)(2)	46,810	30,900	15,910
TOTAL	$987,376	$175,364	$812,012
__________________
1.Amounts are presented at HPP’s share.
2.This loan is held by an unconsolidated joint venture.
3.The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of September 30, 2025.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. In addition, our ability to incur additional debt may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States. Certain of the major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future and increase the cost of future debt. As of September 30, 2025, the credit ratings for our senior unsecured debt were B2, B and B+ from Moody’s, Standard and Poor’s and Fitch, respectively.

The following table sets forth our ratio of debt to total market capitalization (counting Series A redeemable preferred units as debt) as of September 30, 2025 (in thousands, except percentage):

Market Capitalization
Unsecured and secured debt(1)	$3,576,600
Series A redeemable preferred units	2,795
Total consolidated debt	3,579,395
Equity capitalization(2)	1,702,578
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$5,281,973
Total consolidated debt/total consolidated market capitalization	67.8%
__________________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), pre-funded warrants, OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $2.76, as reported by the NYSE, on September 30, 2025, as well as the aggregate value of the Series C preferred stock liquidation preference as of September 30, 2025.

Outstanding Indebtedness

The following table sets forth information as of September 30, 2025 and December 31, 2024 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	September 30, 2025	December 31, 2024
Unsecured debt	$1,650,000	$2,435,000
Secured debt	$1,926,600	$1,752,667
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of September 30, 2025, although there can be no assurance that it will continue to be in compliance with these financial covenants. Our ability to maintain compliance with our debt covenants is subject to numerous risks and uncertainties, many of which are outside of our control, including general economic conditions; fluctuations in interest rates and increased operating costs; our failure to obtain necessary outside financing, including as a result of further downgrades in the credit ratings of our unsecured indebtedness; our failure to generate sufficient cash flows to service our outstanding indebtedness, repay indebtedness when due and maintain dividend payments; and strikes or work stoppages. Failure to meet any of these covenants could cause an event of default under the agreements governing our indebtedness and/or accelerate some or all of our indebtedness. In addition, certain of our indebtedness contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Liquidity Uses

Contractual Obligations

During the nine months ended September 30, 2025, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2024 Annual Report on Form 10-K. Refer to Part I, Item 1 “Note 9 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. Refer to Part I, Item 1 “Note 12 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. Refer to Part I, Item 1 “Note 20 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

Comparison of the cash flow activity for the nine months ended September 30, 2025 to the nine months ended September 30, 2024 is as follows (in thousands, except percentage change):

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Net cash provided by operating activities	$61,673	$164,495	$(102,822)	(62.5)%
Net cash used in investing activities	$(64,096)	$(195,756)	$131,660	(67.3)%
Net cash provided by financing activities	$117,693	$26,040	$91,653	352.0%

Cash and cash equivalents and restricted cash were $214.4 million and $99.2 million at September 30, 2025 and December 31, 2024, respectively.

Operating Activities

Net cash provided by operating activities decreased by $102.8 million, or 62.5%, to $61,673 for the nine months ended September 30, 2025 compared to $164.5 million for the nine months ended September 30, 2024. The decrease primarily resulted from the dispositions of our Foothill Research, Maxwell and 625 Second properties in 2025 and our 3176 Porter property in late 2024, lease terminations at our Met Park North, 1455 Market, Concourse, 83 King and 901 Market properties, lower production activity at Quixote and our Sunset Gower Studios property and one-time lease termination fees paid to exit several operating leases at Quixote.

Investing Activities

Net cash used in investing activities decreased by $131.7 million, or 67.3%, to $64.1 million for the nine months ended September 30, 2025 compared to $195.8 million for the nine months ended September 30, 2024. The decrease primarily resulted from an $88.3 million increase in proceeds from sales of real estate, a $27.6 million decrease in additions to investment in real estate and a $26.9 million decrease in contributions to unconsolidated entities during the nine months ended September 30, 2025.

Financing Activities

Net cash provided by financing activities increased by $91.7 million, or 352.0%, to $117.7 million for the nine months ended September 30, 2025 compared to $26.0 million for the nine months ended September 30, 2024. The increase primarily resulted from $656.2 million of net proceeds raised in our offering of common stock and pre-funded warrants in June 2025, which was partially offset by a $617.2 million increase in repayments of notes payable, net of proceeds, during the nine months ended September 30, 2025. Additionally, during the nine months ended September 30, 2024, we purchased our former partner’s interest in our 1455 Market property for $40.9 million, which contributed to the comparative increase in net cash provided by financing activities during the nine months ended September 30, 2025.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about our unconsolidated joint venture indebtedness as of September 30, 2025 (in thousands, except for percentages):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20%	$470,821	$4,258	$475,079	CORRA + 2.30%	7/1/2027
Sunset Glenoaks Studios(2)	50%	$100,600	$—	$100,600	SOFR + 3.10%	1/9/2027
Sunset Pier 94 Studios(3)	26%	$120,934	$62,266	$183,200	SOFR + 4.75%	9/9/2028
__________________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of September 30, 2025. This loan is interest-only through its term.
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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(144,086)	$(107,013)	$(312,124)	$(207,925)
Adjustments:
Depreciation and amortization—consolidated	94,085	86,672	281,921	265,324
Depreciation and amortization—non-real estate assets	(8,919)	(8,031)	(27,353)	(24,223)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	1,250	1,231	3,408	4,388
Gain on sale of real estate, net	—	—	(10,007)	—
Loss on deconsolidation of real estate entity	77,907	—	77,907	—
Impairment loss—real estate assets	—	36,543	18,476	36,543
Unrealized loss on non-real estate investments	2,098	1,081	2,335	3,024
FFO attributable to non-controlling interests	(2,611)	1,508	(12,616)	(9,601)
FFO attributable to preferred shares and units	(5,100)	(5,200)	(15,461)	(15,600)
FFO TO COMMON STOCK/UNIT HOLDERS	$14,624	$6,791	$6,486	$51,930

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2024 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2025 to the information provided in Part II, Item 7A, of our 2024 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the third quarter of 2025, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the third quarter of 2025, we issued an aggregate of 71,358 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to us in connection with tax withholding obligations. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the third quarter of 2025, our operating partnership issued an aggregate of 71,358 units to us in connection with these transactions.

During the third quarter of 2025, our operating partnership issued an aggregate of 211,073 units to us in connection with the issuance by us of an aggregate of 211,073 shares of our common stock in connection with the exercises of pre-funded warrants.

All other issuances of unregistered equity securities of our operating partnership during the nine months ended September 30, 2025 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $7.8 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Articles of Amendment.	8-K	001-34789	3.1	June 13, 2025
3.3	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.4	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.5	Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	November 16, 2021
3.6	First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.2	June 13, 2025
3.7	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
10.1	Fifth Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of September 10, 2025, by and among Hudson Pacific Properties, L. P., as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	September 16, 2025
10.2	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Drew Gordon, dated October 17, 2025.+**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 6, 2025	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 6, 2025	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 6, 2025	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 6, 2025	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)